Form 10-K405
period 2001-12-31
SUNOCO LOGISTICS PARTNERS LP
filed 2002-04-01
CIK 1161154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-31219

                         SUNOCO LOGISTICS PARTNERS L.P.
             (Exact name of registrant as specified in its charter)


                   Delaware                                   23-3096839
        (State or other jurisdiction of                     (IRS Employer
        incorporation or organization)                   Identification No.)

                Ten Penn Center
     1801 Market Street, Philadelphia, PA                     19103-1699
   (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (215) 977-3000

           Securities registered pursuant to Section 12(b) of the Act:


                                                                          Name of each
        Title of each class                                      exchange on which registered
        -------------------                                      ----------------------------
Common Units representing limited partnership interests             New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. [X]

The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding (including the General Partner of the registrant, Sunoco Partners LLC) as if they may be affiliates of the registrant) was approximately $118.5 million on February 28, 2002, based on $20.75 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date.

The number of the registrant's Common Units held by non-affiliates and outstanding at February 28, 2002 was 5,712,800.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

PART I..................................................................................................    1

   ITEM 1. BUSINESS.....................................................................................    1
   ITEM 2. PROPERTIES...................................................................................   31
   ITEM 3. LEGAL PROCEEDINGS............................................................................   31
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................   32

PART II.................................................................................................   33

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................   33
   ITEM 6.  SELECTED FINANCIAL DATA.....................................................................   35
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......   37
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................   60
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................   61
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........   80

PART III................................................................................................   81

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................   81
   ITEM 11.  EXECUTIVE COMPENSATION.....................................................................   83
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................   84
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................   85

PART IV.................................................................................................   92

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.............................   92

SIGNATURES..............................................................................................   94

Forward-Looking Statements

Certain matters discussed in this report, excluding historical information, include forward-looking statements that discuss our expected future results based on current and pending business operations. Forward-looking statements can be identified by words such as "anticipates", "believes", "expects", "planned", "scheduled" or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

..     Changes in demand for crude oil and refined petroleum products that we store and distribute;

..     Changes in demand for storage in our petroleum product terminals;

..     The loss of Sunoco, Inc. (R&M) as a customer or a significant reduction in its current level of throughput and storage with us;

..     An increase in the competition encountered by our petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

..     Changes in the throughput on petroleum product pipelines owned and operated by third parties and connected to our petroleum product pipelines and terminals;

..     Changes in the general economic conditions in the United States;

..     Changes in laws and regulations to which we are subject, including federal, state, and local tax laws, safety, environmental and employment laws;

..     Changes to existing or future state or federal government regulations banning or restricting the use of MTBE in gasoline;

..     Improvements in energy efficiency and technology resulting in reduced demand;

..     Our ability to manage rapid growth;

..     Our ability to control costs;

..     The effect of changes in accounting principles;

..     Global and domestic economic repercussions from terrorist activities and the government's response thereto;

..     The occurrence of operational hazards or unforeseen interruptions for which we may not be adequately insured;

..     Changes in the reliability and efficiency of our operating facilities or those of Sunoco, Inc.(R&M) or third parties;

..     Changes in the expected level of environmental remediation spending;

..     Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available; and

..     Changes in the status of litigation to which we are a party.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

                                     PART I
ITEM 1. BUSINESS

(a) General Development of Business

We are a Delaware limited partnership formed on October 15, 2001. The principal executive offices of Sunoco Partners LLC, our general partner, are located at Ten Penn Center, 1801 Market Street, Philadelphia, Pennsylvania 19103 (telephone
(215) 977-3000).

On October 22, 2001, we filed with the Securities and Exchange Commission a Registration Statement on Form S-1 related to an initial public offering of common units. In February 2002, 5,750,000 common units, representing approximately 24.8 % of our partnership interests, were sold to the public. Sunoco, Inc., through its wholly owned subsidiaries, currently owns approximately 75.2 % of our partnership interests, including the 2% general partner interest.

(b) Financial Information about Segments

See Part II, Item 8.  Financial Statements and Supplementary Data.

(c) Narrative Description of Business

We are a limited partnership formed by Sunoco, Inc. to own, operate and acquire a geographically diversified portfolio of complementary energy assets. We are principally engaged in the transport, terminalling and storage of refined products and crude oil. Sunoco, Inc. (R&M), a wholly owned refining and marketing subsidiary of Sunoco, Inc. ("Sunoco R&M"), accounted for approximately 66% of our combined revenues for the year ended December 31, 2001. Our business comprises three segments:

..    Our Eastern Pipeline System primarily serves the Northeast and Midwest
     United States operations of Sunoco R&M and includes: approximately 1,900 miles of refined product pipelines, including a one-third interest in an 80-mile refined product pipeline, and 58 miles of interrefinery pipelines between two of Sunoco R&M's refineries; a 123-mile wholly owned crude oil pipeline; and a 9.4% interest in Explorer Pipeline Company, a joint venture that owns a 1,413-mile refined product pipeline.

..    Our Terminal Facilities consist of 32 inland refined product terminals with an aggregate storage capacity of 4.8 million barrels, primarily serving our Eastern Pipeline System; a 2.0 million barrel refined product terminal serving Sunoco R&M's Marcus Hook refinery near Philadelphia, Pennsylvania; an 11.2 million barrel marine crude oil terminal on the Texas Gulf Coast, our Nederland Terminal; one inland and two marine crude oil terminals, with a combined capacity of 3.0 million barrels, and related pipelines, all of which serve Sunoco R&M's Philadelphia refinery; and a 1.0 million barrel liquefied petroleum gas ("LPG") terminal near Detroit, Michigan.

..    Our Western Pipeline System gathers, purchases, sells, and transports crude oil principally in Oklahoma and Texas and consists of approximately 1,900 miles of crude oil trunk pipelines and approximately 870 miles of crude oil gathering lines that supply the trunk pipelines, approximately 140 crude oil transport trucks and approximately 130 crude oil truck unloading facilities.

We transport, terminal, and store refined products and crude oil in 11 states. We generate revenues by charging tariffs for transporting refined products and crude oil through our pipelines and by charging fees for storing refined products, crude oil, and other hydrocarbons in, and for providing other services at, our terminals. We also generate revenues by purchasing domestic crude oil and selling it to Sunoco R&M and other customers. Generally, as we purchase crude oil, we simultaneously enter into corresponding sale transactions involving physical deliveries of crude oil, which enables us to secure a profit on the transaction at the time of purchase and establish a substantially balanced position, thereby minimizing exposure to price volatility after the initial purchase. Our practice is not to enter into futures contracts.

Upon the closing of our initial public offering in February 2002, our Eastern Pipeline System, Terminal Facilities and Western Pipeline System were transferred to us, including certain related liabilities. Certain other liabilities, including environmental and toxic tort liabilities have been retained by Sunoco, Inc. under the indemnification provisions of an omnibus agreement (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations- Agreements with Sunoco R&M and Sunoco, Inc."). The following discussion has been prepared as if the assets were operated as a stand-alone business throughout the periods presented. Unless otherwise noted, we own and operate all of the assets described.

Eastern Pipeline System

Sunoco R&M accounted for approximately 73% of our Eastern Pipeline segment revenues for the year ended December 31, 2001.

Refined Product Pipelines

Our refined product pipelines transport refined products from Sunoco R&M's Philadelphia, Pennsylvania, Marcus Hook, Pennsylvania and Toledo, Ohio refineries, as well as from third parties, to markets in New York, New Jersey, Pennsylvania, Ohio, and Michigan. The refined products transported in these pipelines include multiple grades of gasoline, low-octane gasoline for ethanol blending, distillates that include high- and low-sulfur diesel and jet fuel, LPGs (such as propane, butane, isobutane, and a butane/butylene mixture), refining feedstocks, and other hydrocarbons (such as toluene and xylene). Our refined product pipelines were originally constructed between 1931 and 1967. Our pipelines are regularly maintained, and we believe they are in good repair. The Federal Energy Regulatory Commission ("FERC"), regulates the rates for interstate shipments on our Eastern Pipeline System and the Pennsylvania Public Utility Commission regulates the rates for intrastate shipments in Pennsylvania.

The following table details the average aggregate daily number of barrels of refined products transported on our refined product pipelines in each of the years presented. The information in the following table does not include interrefinery pipelines and transfer pipelines that transport large volumes over short distances and generate minimal revenues.

                                                          Year Ended December 31,
                                             -----------------------------------------------------
                                              1997        1998       1999       2000        2001
                                             -------     -------    -------    -------     -------
Refined products transported (bpd).....      433,222     431,989    461,379    444,046     446,648

The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels being higher in the winter. In addition, weather conditions in the areas served by our Eastern Pipeline System affect both the demand for, and the mix of, the refined petroleum products delivered through the Eastern Pipeline System, although historically any overall impact on the total volumes shipped has been short term.

The following table sets forth, for each of our refined product pipeline systems, the origin and destination, miles of pipeline and diameter. Except as shown below, we own 100% of our refined product pipeline systems.

                                                              Miles of
      Origin and Destination                                  Pipeline  Diameter
      ---------------------------------                       --------  --------
                                                                        (inches)

      Philadelphia, PA to Montello, PA ......................     210     12,8
      Montello, PA to Buffalo, NY ...........................     300     14,8
      Montello, PA to Kingston, PA ..........................      84        6
      Montello, PA to Syracuse, NY ..........................     230      8,6
      Montello, PA to Pittsburgh, PA ........................     221        8
      Toledo, OH to Blawnox, PA .............................     260     10,8
      Toledo, OH to Sarnia, Canada ..........................     241      8,6
      Twin Oaks, PA to Newark, NJ ...........................     118       14
      Philadelphia, PA to Linden, NJ(1) .....................      88    16,12
                                                                -----    -----
      Subtotal ..............................................   1,752     N.M.

      Interrefinery Pipelines(2) ............................      58    8,6,4
      Transfer Pipelines(3) .................................      85     N.M.
                                                                -----    -----
      Total .................................................   1,895     N.M.
                                                                =====    =====

      ----------
      N.M.  Not meaningful.

      (1)   We own a one-third interest in 80 miles of this pipeline.

      (2)   We lease these pipelines to Sunoco R&M.

      (3)   Consist of our Toledo, Twin Oaks, and Linden transfer pipelines.


The following text provides additional information about each of our refined product pipelines.

Philadelphia, Pennsylvania to Montello, Pennsylvania. The Philadelphia to Montello refined product pipeline system is the principal means by which Sunoco R&M moves its refined products from its Philadelphia and Marcus Hook refineries into our Montello terminal for further transportation on our Eastern Pipeline System. The Philadelphia to Montello pipeline system consists of four segments:

..     a 12-inch, 60-mile segment from the Point Breeze pump station at Sunoco
      R&M's Philadelphia refinery to Montello;

..     an 8-inch, 60-mile segment from the Point Breeze pump station to Montello;

..     an 8-inch, 39-mile segment from our Twin Oaks pump station, which is adjacent to the Marcus Hook Tank Farm near Sunoco R&M's Marcus Hook refinery, to the 8-inch Point Breeze to Montello pipeline segment; and

..     an 8-inch, 51-mile segment from Boot, Pennsylvania to Fullerton,
      Pennsylvania.

The 12-inch Point Breeze pump station to Montello segment also serves our Exton, Pennsylvania terminal. The 8-inch Point Breeze pump station to Montello segment connects with the 8-inch Boot to Fullerton segment at the Boot pump station and continues to Montello, with connections to a Phillips pipeline in Swarthmore, Pennsylvania and our terminal in Exton along its route. The 8-inch segment from the Twin Oaks pump station to the Point Breeze to Montello pipeline segment serves our terminal at Malvern, Pennsylvania and our storage facility at Icedale, Pennsylvania. The 8-inch Boot to Fullerton segment originates at the Boot pump station and terminates at our Fullerton terminal and Gulf Oil's Fullerton terminal. This segment also serves terminals operated by Pipeline Petroleum Corp. and Farm & Home and delivers to Buckeye's Buckeye pipeline in Macungie, Pennsylvania.

Sunoco R&M accounted for approximately three quarters of the volumes transported on this pipeline system for 2001. Other shippers on this system include ExxonMobil, Gulf Oil, Major Oil, Delphi Petroleum, CITGO, El Paso,

Griffith Oil, NOCO Energy, Pickelner, and TransMontaigne. Phillips' Trainer, Pennsylvania refinery and Motiva's Delaware City, Delaware refinery can access the system at the Twin Oaks pump station. Products can also enter the system from ST Services' terminal in Philadelphia and from Valero's Paulsboro, New Jersey refinery via ExxonMobil's Malvern terminal. Refined products from Buckeye's Laurel pipeline can enter this system at Montello.

Montello, Pennsylvania to Buffalo, New York. The Montello to Buffalo refined product pipeline system consists of the following segments:

..     a 14-inch, 80-mile segment and an 8-inch, 3-mile segment from Montello to
      Williamsport, Pennsylvania; and

..     an 8-inch, 217-mile segment from Williamsport to Buffalo, including an
      8-inch, 19-mile spur from Caledonia Junction, New York to the Rochester, New York terminals.

The Montello to Williamsport segment makes deliveries to Petroleum Products Corp., our Northumberland, Pennsylvania terminal, and to Sunoco R&M, Farm & Home, Pickelner, and Gulf Oil terminals in the Williamsport area. The Williamsport to Buffalo segment makes deliveries to the Rochester Gas & Electric terminal in Big Flats, New York. At Caledonia Junction, the spur runs to our Rochester terminal, as well as to terminals operated by ExxonMobil, Buckeye, Alaskan Oil, and Rochester Gas & Electric. In the Buffalo area, the pipeline serves our terminal and those of United Refining and NOCO Energy.

Sunoco R&M accounted for approximately one-half of the volumes transported on this pipeline system for 2001. In addition to Sunoco R&M and the other companies who are served by this pipeline system, we also transport refined products for CITGO, BP, Phillips, El Paso, and Motiva. We also receive refined products for shipment into the Buffalo market through our interconnection with Buckeye's Buckeye pipeline at Caledonia Junction.

Montello, Pennsylvania to Kingston, Pennsylvania. The Montello to Kingston refined product pipeline system consists of an 84-mile, 6-inch pipeline serving our terminal in Kingston, the Lehigh Oil & Gas terminal in Barnesville, Pennsylvania, and the Travel Center of America terminal in Beach Haven, Pennsylvania. In addition to Sunoco R&M, which accounted for most of the volumes transported on this system for 2001, we also transport product for Griffith Oil and TransMontaigne.

Montello, Pennsylvania to Syracuse, New York. The Montello to Syracuse refined product pipeline system consists of 15 miles of 8-inch pipeline and 215 miles of 6-inch pipeline. This pipeline system serves our terminals in Tamaqua, Pennsylvania and Binghamton, New York, and terminates at a Hess/ExxonMobil terminal in Syracuse, New York. Sunoco R&M is the only shipper on this pipeline system.

Montello, Pennsylvania to Pittsburgh, Pennsylvania. The Montello to Pittsburgh refined product pipeline system consists of a 221-mile, 8-inch pipeline supplied by our Philadelphia to Montello pipeline system and Buckeye's Laurel pipeline at Delmont, Pennsylvania. The pipeline system serves our terminals located in Mechanicsburg, Altoona, Delmont, Blawnox, and Pittsburgh, Pennsylvania. This pipeline system is connected to our Toledo, Ohio to Blawnox pipeline system, through which we can supply our Pittsburgh, Blawnox, Delmont, and Altoona terminals with refined product from Sunoco R&M's Toledo refinery. Sunoco R&M is the only shipper on this pipeline system.

Toledo, Ohio to Blawnox, Pennsylvania. The Toledo to Blawnox refined product pipeline system consists of 115 miles of 10-inch pipeline and 145 miles of 8-inch pipeline. This pipeline system transports refined products and petrochemicals from Sunoco R&M's Toledo refinery, as well as petrochemicals from Sarnia, Canada, to our terminals in Akron and Youngstown, Ohio and Vanport and Blawnox, Pennsylvania. The pipeline system also makes deliveries to the Kinder Morgan Indianola, Pennsylvania facility and accesses the Inland Pipeline system owned by Sunoco R&M, BP, Unocal, and Equilon. Sunoco R&M accounted for most of the volumes transported on this pipeline system for 2001.

Toledo, Ohio to Sarnia, Canada. The Toledo to Sarnia refined product pipeline system consists of three segments totaling 241 miles of 6-inch and 8-inch pipelines originating at Sunoco R&M's Toledo refinery and terminating at three separate points. The system includes one 6-inch and two 8-inch pipelines running approximately 50 miles between Toledo and our Inkster Terminal near Detroit, Michigan. At Inkster, the 6-inch pipeline continues 11 miles to River Rouge, Michigan, and one of the 8-inch pipelines continues 80 miles to Sarnia.

Deliveries into and out of Toledo originate from Sunoco R&M's Toledo refinery, BP's Toledo refinery, Buckeye's Buckeye pipeline, and the Marathon Ashland Petroleum ("MAP") Toledo terminal. The Toledo to River Rouge segment serves the Atlas, Buckeye, and MAP terminals in Taylor, Michigan and our Inkster Terminal and River Rouge Terminal. Product terminals in the Detroit area served by the Toledo to Sarnia segment include those of BP, MAP, and RKA. The Toledo to Sarnia segment serves our Inkster Terminal and the Consumers Power Marysville, Michigan underground storage facilities and has delivery and origin capabilities at Sarnia that include the Suncor, BP, Royal Dutch/Shell, and Novacor refineries. Each section of this system is bi-directional and can ship refined products or LPG.

Sunoco R&M accounted for approximately half of the volume on this system for 2001. Other shippers on this system include Suncor, CITGO, MAP, Northwest Airlines, BP and Kinetic Resources.

Twin Oaks, Pennsylvania to Newark, New Jersey. The Twin Oaks to Newark refined product pipeline system consists of a 111-mile, 14-inch pipeline originating at the Twin Oaks pump station, adjacent to our Marcus Hook Tank Farm, and terminating in Newark and Linden, New Jersey. Motiva's Delaware City refinery, Phillips' Trainer refinery, and Sunoco R&M's Marcus Hook refinery can access this pipeline system at its origin. Deliveries are made to our Willow Grove, Pennsylvania and Piscataway and Newark, New Jersey terminals, as well as into the Linden area via a 7-mile, 12-inch spur that serves terminals owned by Kaneb, Kinder Morgan, ExxonMobil, Phillips, and Buckeye. Our Linden transfer facility allows transfers between these third-party terminals while we make main-line deliveries. In Newark, the pipeline system serves terminals owned by Lukoil and Motiva. We interconnect with Buckeye's Laurel pipeline at the Twin Oaks pump station using a 2-mile, 16-inch spur. Shippers on this pipeline include Sunoco R&M, which accounted for most of the volumes transported for 2001, Motiva, Phillips, ExxonMobil, and Kaneb.

Philadelphia, Pennsylvania to Linden, New Jersey. The Philadelphia to Linden refined product pipeline system consists of an 80-mile, 16-inch segment called the Harbor pipeline, and an 8-mile, 12-inch segment. We own 100% of the 12-inch segment, and we operate the 16-inch segment, which is owned jointly, in equal percentages, by El Paso, Phillips, and us. Each owner of the 16-inch segment has a right to 60,000 bpd of capacity. The pipeline system is connected at its origin to the El Paso refinery in Eagle Point, New Jersey, the Phillips tank farm in Woodbury, New Jersey, the Gulf Oil terminal in Woodbury, and Sunoco R&M's Philadelphia refinery. Sunoco R&M can also deliver product to the Gulf Oil terminal while other parties are shipping product to New York. Deliveries at Linden are made to a Phillips terminal, a Gulf Oil terminal, CITGO terminals, and Buckeye's and El Paso's pipelines. This pipeline system is also connected and makes deliveries into our Twin Oaks, Pennsylvania to Newark pipeline, allowing us to transport refined product to our Piscataway and Newark, New Jersey terminals. Sunoco R&M accounted for all of our allocated share of the volumes transported on the 16-inch segment for 2001 and for all of the volumes transported on the 12-inch segment for the same period.

Interrefinery Pipelines

We lease to Sunoco R&M, for a fixed amount, three bi-directional 18-mile pipelines and a four-mile pipeline spur extending to the Philadelphia International Airport. One pipeline and the spur transfer jet fuel from Sunoco R&M's Philadelphia and Marcus Hook refineries to the Philadelphia International Airport. A second pipeline transfers LPG to and from Sunoco R&M's Philadelphia refinery and Marcus Hook storage facility. The third pipeline transfers gasoline blending components and intermediate feedstocks between Sunoco R&M's Marcus Hook and Philadelphia refineries. The third pipeline is used to optimize refinery operations, such as gasoline blending and unit turnaround scheduling.

Crude Oil Pipeline

This 123-mile, 16-inch crude oil pipeline runs from Marysville, Michigan to Toledo, Ohio. This pipeline receives crude oil from the Lakehead pipeline system for delivery to Sunoco R&M and BP refineries located in Toledo, Ohio and to MAP's Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan. Marysville is also a truck injection point for local production. Sunoco R&M is the major shipper on the pipeline. The pipeline was built in 1967 and its tariffs are regulated by the FERC. This pipeline is regularly maintained and we believe that it is in good repair.

The table below sets forth the average daily number of barrels of crude oil transported through this crude oil pipeline in each of the years presented.


                                                         Year Ended December 31,
                                             ----------------------------------------------------
                                              1997        1998       1999       2000        2001
                                             ------      ------     ------     ------      ------
Crude oil transported (bpd)..........        88,948      88,638     81,464     91,464      98,226

Explorer Pipeline

We own a 9.4% interest in Explorer Pipeline Company, a joint venture that owns and operates a 1,413-mile common carrier refined product pipeline. Other owners of Explorer include Equilon, MAP, ChevronTexaco, Conoco, CITGO, and Phillips. The system originates from the refining centers of Lake Charles, Louisiana and Beaumont, Port Arthur and Houston, Texas, and extends to Chicago, Illinois, with delivery points in the Houston, Dallas/Fort Worth, Tulsa, St. Louis, and Chicago areas. The pipeline was built in 1972. Refined products transported on this system primarily include gasoline, jet fuel, diesel fuel, and heating oil. Shippers on the pipeline include most of the owners other than Sunoco, Inc. and several non-affiliated customers. In 2000, the FERC approved Explorer's application for market-based rates for all its tariffs.

We receive a quarterly cash dividend from Explorer that is commensurate with our ownership interest. For 2001, we received approximately $4.3 million in cash dividends.

Volumes transported on this system have increased as the refining centers in the Gulf Coast region have increased shipments to meet higher demand. Explorer recently announced two expansions of the system's capacity by 130,000 bpd from Port Arthur to Tulsa and by 100,000 bpd from Tulsa to Chicago. The expansions, planned to be completed by early 2003, are currently projected to cost more than $100 million. Based on current plans, we will not be required to make an equity contribution to finance these capital expenditures. A member of our management team serves on Explorer's board of directors.

Terminal Facilities

Sunoco R&M accounted for approximately 59% of our Terminal Facilities segment revenues for the year ended December 31, 2001.

Refined Product Terminals

Our 32 inland refined product terminals receive refined products from pipelines and distribute them to Sunoco R&M and to third parties, who in turn deliver them to end-users and retail outlets. Terminals play a key role in moving product to the end-user market by providing the following services: storage and inventory management; distribution; blending to achieve specified grades of gasoline; and other ancillary services that include the injection of additives and filtering of jet fuel.

Typically, our terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day. This automated system provides for control of allocations, credit and carrier certification by remote input of data by our customers. In addition, all of our terminals are equipped with truck loading racks capable of providing automated blending to individual customer specifications.

Our refined product terminals derive most of their revenues from terminalling fees paid by customers. A fee is charged for transferring refined products from the terminal to trucks, barges, or pipelines. In addition to terminalling fees, we generate revenues by charging our customers fees for blending, injecting additives, and filtering jet fuel. We generate the balance of our revenues from other hydrocarbons handled for Sunoco R&M in Vanport, Pennsylvania and Toledo, Ohio and for lubricants handled for Sunoco R&M in Cleveland, Ohio. Sunoco R&M accounts for substantially all of our refined product terminal revenues.

Our pipelines supply the majority of our inland refined product terminals. Third-party pipelines supply the remainder of our inland refined product terminals.

The table below sets forth the total average throughput for our inland refined product terminals in each of the years presented:

                                                           Year Ended December 31,
                                             -----------------------------------------------------
                                              1997        1998       1999       2000        2001
                                             -------     -------    -------    -------     -------
Refined products terminalled (bpd).....      242,570     234,058    251,627    266,212     272,698

The following table outlines the location of our inland refined product terminals and their storage capacities, supply source and mode of delivery:

Location                  Storage Capacity       Supply Source     Mode of Delivery
--------                  ----------------       -------------     ----------------
                               (bbls)
Akron, OH ...............      98,200               Pipeline             Truck
Altoona, PA .............     103,400               Pipeline             Truck
Belmont, PA(1) ..........           0               Refinery             Truck
Binghamton, NY ..........      60,000               Pipeline             Truck
Blawnox, PA .............      72,100               Pipeline             Truck
Buffalo, NY .............     358,500               Pipeline             Truck
Cleveland, OH ...........     255,000             Pipeline/Rail          Truck
Columbus, OH ............      78,900               Pipeline             Truck
Dayton, OH ..............     248,700               Pipeline             Truck
Delmont, PA .............     233,900               Pipeline             Truck
Exton, PA ...............     132,200               Pipeline             Truck
Fullerton, PA ...........     161,700               Pipeline             Truck
Huntington, IN ..........     207,000               Pipeline             Truck
Inwood, NY(2) ...........      54,200               Pipeline             Truck
Kingston, PA ............     148,800               Pipeline             Truck
Malvern, PA .............      62,900               Pipeline             Truck
Mechanicsburg, PA .......     166,200               Pipeline             Truck
Montello, PA ............      67,900               Pipeline             Truck
Newark, NJ ..............     581,100            Pipeline/Marine      Truck/Marine
Northumberland, PA ......     170,300               Pipeline             Truck
Owosso, MI ..............     233,300               Pipeline             Truck
Paulsboro, NJ ...........      81,000               Pipeline         Truck/Pipeline
Piscataway, NJ ..........      95,000               Pipeline             Truck
Pittsburgh, PA ..........     205,500             Pipeline/Rail          Truck
River Rouge, MI .........     178,400               Pipeline             Truck
Rochester, NY ...........     173,000               Pipeline             Truck
Tamaqua, PA .............     113,600               Pipeline             Truck
Toledo, OH ..............     102,400             Refinery/Rail          Truck
Twin Oaks, PA ...........      90,000               Refinery             Truck
Vanport, PA .............     179,300            Pipeline/Marine      Truck/Marine
Willow Grove, PA ........      85,000               Pipeline             Truck
Youngstown, OH ..........      22,700               Pipeline             Truck
                            ---------
Total ...................   4,820,200
                            =========

----------
(1) This terminal receives product from Sunoco R&M's Philadelphia refinery and does not have any tankage. This terminal is part of the Philadelphia refinery and is owned by an affiliate of Sunoco, Inc. That affiliate has leased the terminal to us until the terminal can be platted as a separate lot. If the terminal is platted as a separate lot, the terminal will be conveyed to us for nominal consideration.

(2) We have a 45% ownership interest in this terminal. The capacity represents the proportionate share of capacity attributable to our ownership interest.

The Nederland Terminal

The Texas Gulf Coast region is the major hub for petroleum refining in the United States, representing approximately 40% of total United States daily refining capacity and 66% of total United States refining capacity expansion from 1990 to 1999. The growth in Gulf Coast refining capacity has resulted in part from consolidation in the petroleum industry in order to achieve economies of scale from operating larger refineries. According to the EIA, imports of crude oil through the Gulf Coast increased 4.8% annually from 1995 to 2000. The growth in refining capacity, including new heavy oil conversion projects, and increased product flow from the Gulf Coast region to other regions has created a need for additional transportation, storage, and distribution facilities on the Gulf Coast. We believe that demand for imported crude oil and for petroleum products refined in the Gulf Coast region will continue to increase.

The Nederland Terminal, which is located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal that provides inventory management, storage, and distribution services for refiners and other large end-users of crude oil. The Nederland Terminal receives, stores, and distributes crude oil, feedstocks, lubricants, petrochemicals, and bunker oils (used for fueling ships and other marine vessels). In addition, the Nederland Terminal also blends and packages lubricants and is equipped with petroleum laboratory facilities.

The Nederland Terminal has a total storage capacity of approximately 11.2 million barrels in 126 above-ground storage tanks with individual capacities of up to 660,000 barrels. The terminal currently uses its aggregate storage capacity as follows:

..     10.3 million barrels for crude oil;

..     400,000 barrels for feedstocks;

..     272,000 barrels for lubricants;

..     150,000 barrels for bunker oils; and

..     80,000 barrels for petrochemicals.

The terminal can receive crude oil at each of its five ship docks and three barge berths, which can accommodate any vessel capable of navigating the 40-foot freshwater draft of the Sabine-Neches Ship Channel. The five ship docks are capable of receiving a total of 1.0 million bpd of crude oil. The terminal can also receive crude oil through a number of pipelines, including the Equilon pipeline from Louisiana, the Department of Energy ("DOE") Big Hill pipeline, the DOE West Hackberry pipeline, the EOTT Louisiana pipeline system, and our Western Pipeline System. The DOE pipelines connect the Nederland Terminal to the United States Strategic Petroleum Reserve's West Hackberry caverns at Hackberry, Louisiana and Big Hill caverns near Winnie, Texas, which have an aggregate storage capacity of 370 million barrels. The Nederland Terminal's pipeline connections to major markets in the Lake Charles, Beaumont, Port Arthur, Houston, and Midwest areas provide customers with maximum flexibility and liquidity.

The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge, ship, rail, or truck. In the aggregate, the Nederland Terminal is capable of delivering over 1.0 million bpd of crude oil to 11 connecting pipelines.

The table below sets forth the total average throughput for the Nederland Terminal in each of the years presented:

                                                            Year Ended December 31,
                                             -----------------------------------------------------
                                              1997        1998       1999       2000        2001
                                             -------     -------    -------    -------     -------
Crude oil and refined
products terminalled (bpd)...............    467,025     475,796    544,624    566,941     427,194

The following table describes the Nederland Terminal's pipeline delivery connections, including the destination of the pipelines to which we can deliver, the diameter of each pipeline, the rate at which we can make deliveries and key delivery points along each pipeline's route:

Pipeline                  Destination             Diameter     Delivery Rate            Key Delivery Points
----------------     -------------------------    --------     -------------    --------------------------------------
                                                  (inches)         (bpd)
ExxonMobil           Beaumont, Texas                 24           300,000       ExxonMobil's Beaumont refinery
ExxonMobil           Wichita Falls, Texas and        20           225,000       Basin's pipeline to Cushing, Oklahoma
                     Patoka, Illinois                                           Valero Energy Corporation's pipeline
                                                                                   to its McKee, Texas refinery
                                                                                Valero, L.P.'s pipeline to Valero's
                                                                                   Ardmore, Oklahoma refinery
                                                                                Conoco's pipeline to its Ponca City,
                                                                                   Oklahoma refinery
                                                                                Pipelines supplying Midwest refineries
Equilon              Houston, Texas                  20           200,000       Houston area refineries
Premcor              Port Arthur, Texas              32           250,000       Premcor's Port Arthur refinery
West Texas Gulf      Longview, Texas                 26           250,000       Mid-Valley pipeline to Midwest
                                                                                   refineries
                                                                                CITGO's pipeline to its Lake Charles,
                                                                                   Louisiana refinery
                                                                                BP's pipeline to Cushing
                                                                                McMurrey's pipeline to Crown Central's
                                                                                   Tyler, Texas refinery
Alon                 Big Springs, Texas              10            25,000       Alon's Big Springs refinery
TotalFinaElf         Port Arthur, Texas              10            50,000       TotalFinaElf's Port Arthur refinery
                                                      8            35,000       TotalFinaElf's Port Arthur refinery
DOE                  Big Hill caverns                36           250,000       DOE's Strategic Petroleum Reserve
DOE                  West Hackberry caverns          42           250,000       DOE's Strategic Petroleum Reserve
Sunoco Logistics     Longview, Texas                 10            50,000       Mid-Valley pipeline to Midwest
                                                                                   refineries
                                                                                CITGO's pipeline to its Lake Charles
                                                                                   refinery
                                                                                BP's pipeline to Cushing
                                                                                McMurrey's pipeline to Crown Central's
                                                                                   Tyler refinery
Sunoco Logistics     Seabreeze, Texas                10            35,000       TEPPCO's pipeline to BASF/Fina's Port
                                                                                   Arthur steam cracker

We generate revenues at the Nederland Terminal primarily by providing long-term and short-term, or spot, storage services and throughput capability to a broad spectrum of customers. Approximately 88% of the terminal's total revenues in 2001 came from unaffiliated third parties. We derive a significant portion of our Nederland Terminal's revenues from long-term contracts, which enhance the stability and predictability of its revenue stream.

Fort Mifflin Terminal Complex

The Fort Mifflin Terminal Complex is located on the Delaware River in Philadelphia. Our Fort Mifflin Terminal Complex supplies Sunoco R&M's Philadelphia refinery with all of its crude oil. These assets include the Fort Mifflin Terminal, the Hog Island Wharf, the Darby Creek Tank Farm and connecting pipelines. We generate revenues from our Fort Mifflin Terminal Complex by charging Sunoco R&M and others a storage fee based on tank capacity and throughput. Substantially all of our revenues from the Fort Mifflin Terminal Complex are derived from Sunoco R&M.

Fort Mifflin Terminal. Our Fort Mifflin Terminal consists of two ship docks with 40-foot freshwater drafts and nine tanks with a total storage capacity of 570,000 barrels. Six 80,000-barrel tanks are used to store crude oil, and three 30,000-barrel tanks are used to provide fuel to ships. Two of the 80,000-barrel tanks can be used to store refined products. This terminal also has a connection with the Colonial Pipeline System.

Crude oil and some refined products enter our Fort Mifflin Terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class tankers and smaller crude oil vessels. Our other dock can accommodate only smaller crude oil vessels.

Hog Island Wharf. Our Hog Island Wharf is located next to the Fort Mifflin Terminal on the Delaware River. Our Hog Island Wharf receives crude oil via two ship docks, one of which can accommodate crude oil tankers and smaller crude oil vessels and the other of which can accommodate some smaller crude oil vessels. Hog Island Wharf supplies our Darby Creek Tank Farm and Fort Mifflin Terminal with crude oil. Crude oil from our Hog Island Wharf is delivered to Sunoco R&M's Philadelphia refinery via our Darby Creek Tank Farm.

Darby Creek Tank Farm. Our Darby Creek Tank Farm is a primary crude oil storage terminal for Sunoco R&M's Philadelphia refinery. This facility has 21 tanks with a total storage capacity of 2.4 million barrels. Darby Creek receives crude oil from our Fort Mifflin Terminal and Hog Island Wharf via our 24-inch pipelines. The tank farm then stores the crude oil and pumps it to the Philadelphia refinery via our 16-inch pipeline. The multiple tanks in this storage facility provide us with added flexibility in blending crude oil to achieve the optimal crude oil slate for the Philadelphia refinery.

Crude Oil and Refined Product Delivery. Our Fort Mifflin Terminal Complex includes a number of crude oil pipelines:

..     one 30-inch pipeline and one 16-inch pipeline that deliver crude oil from our Fort Mifflin Terminal to Sunoco R&M's Philadelphia refinery;

..     two 24-inch pipelines that deliver crude oil from our Hog Island Wharf to our Darby Creek Tank Farm;

..     one 16-inch pipeline that delivers crude oil from our Darby Creek Tank
      Farm to Sunoco R&M's Philadelphia refinery; and

..     one 30-inch bi-directional pipeline that delivers crude oil between our
      Hog Island Wharf and our Fort Mifflin Terminal.

Our Fort Mifflin Terminal Complex also includes several pipelines that deliver refined products to Sunoco R&M's Philadelphia refinery:

..     one 30-inch pipeline and one 16-inch pipeline that deliver refined products from our Fort Mifflin Terminal to Sunoco R&M's Philadelphia refinery for transportation on our Eastern Pipeline System; and

..     one dual diameter, 24- and 26-inch pipeline that delivers refined products from our Hog Island Wharf to Sunoco R&M's Philadelphia refinery.

We charge Sunoco R&M a fee for each barrel delivered to its Philadelphia refinery via our Fort Mifflin Terminal or our Darby Creek Tank Farm. The table below sets forth the average daily number of barrels of crude oil and refined products delivered to Sunoco R&M's Philadelphia refinery in each of the years presented.

                                                         Year Ended December 31,
                                             -----------------------------------------------------
                                              1997        1998       1999       2000        2001
                                             -------     -------    -------    -------     -------
Crude oil transported (bpd) ............     310,853     306,181    297,271    306,121     309,435
Refined products transported (bpd) .....       8,540       9,316      9,263      8,502       9,110
                                             -------     -------    -------    -------     -------
Total (bpd) ............................     319,393     315,497    306,534    314,623     318,545
                                             =======     =======    =======    =======     =======

Marcus Hook Tank Farm

The Marcus Hook Tank Farm stores substantially all of the refined products that Sunoco R&M ships from its Marcus Hook refinery. This facility has 17 tanks with a total storage capacity of approximately 2.0 million barrels. After receipt of refined products from the Marcus Hook refinery, the tank farm either stores them or delivers them to our Twin Oaks terminal or to the Twin Oaks pump station, which supplies our Eastern Pipeline System.

The table below sets forth the total average throughput for our Marcus Hook Tank Farm in each of the years presented:

                                                         Year Ended December 31,
                                             -----------------------------------------------------
                                              1997        1998       1999       2000        2001
                                             -------     -------    -------    -------     -------
Refined products terminalled (bpd).....      137,673     138,556    142,404    133,455     138,490

The Inkster Terminal

Our Inkster Terminal, located near Detroit, Michigan, consists of eight salt caverns with a total storage capacity of 975,000 barrels. We use the Inkster Terminal's storage in connection with our Toledo, Ohio to Sarnia, Canada pipeline system and for the storage of LPGs from Sunoco R&M's Toledo refinery and from Canada. The terminal can receive and ship LPGs in both directions at the same time and has a propane truck loading rack that can load two trucks simultaneously. For the last five years, Sunoco R&M has used the full capacity of our Inkster Terminal. Buckeye has access to the terminal through our spur line to Joan Junction in Taylor, Michigan.

Western Pipeline System

Sunoco R&M accounted for approximately 66% of our Western Pipeline System segment revenues for the year ended December 31, 2001.

Crude Oil Pipelines

We own and operate approximately 1,900 miles of crude oil trunk pipelines and approximately 870 miles of crude oil gathering lines in three primary geographic regions -- Oklahoma, West Texas, and the Texas Gulf Coast and East Texas region. We are the primary shipper on our Western Pipeline System. We also deliver crude oil for Sunoco R&M and for various third parties from points in Texas and Oklahoma. Delivery points on our Western Pipeline System include Sunoco R&M's and Sinclair's Tulsa, Oklahoma refineries and the Gary-Williams refinery in Wynnewood, Oklahoma.

Our pipelines also access several trading hubs, including the largest and most significant trading hub for crude oil in the United States located in Cushing, Oklahoma, as well as other trading hubs located in Colorado City and Longview, Texas. Our crude oil pipelines also connect with other pipelines that deliver crude oil to a number of third-party refineries. The majority of the pipelines in our Western Pipeline System were constructed between 1925 and 1967. Our pipelines are subject to ongoing maintenance, and we believe they are in good repair.

The table below sets forth the average aggregate daily number of barrels of crude oil transported on our crude oil pipelines in each of the years presented.

                                                           Year Ended December 31,
                                             -----------------------------------------------------
                                              1997        1998       1999       2000        2001
                                             -------     -------    -------    -------     -------
Crude oil transported (bpd)(1)..........     258,931     253,124    252,098    295,991     287,237


---------
(1) Includes lube extracted feedstocks transported from Sunoco, Inc.'s Tulsa, Oklahoma refinery.

In each geographic region, we have major crude oil trunk line systems that ship crude oil across a number of different-sized trunk pipeline segments. The following table details the mileage and diameter for the pipelines in each major crude oil trunk line system. We transported most of the crude oil and lube extracted feedstock transported to or originating from Sunoco R&M's Tulsa, Oklahoma, and Toledo, Ohio refineries for the year ended December 31, 2001.

      Major System                                       Miles of Pipeline        Diameter
      --------------------------------------------       -----------------        --------
                                                                                  (inches)
      Oklahoma
      Enid to Tulsa ..............................               316            4,6,8,10,12
      Velma to Tulsa .............................               248             4,6,8,10
      Other ......................................               129             4,6,8,12

      West Texas
      Jameson and Salt Creek to Colorado City ....                93               6,8
      Hearne to Hawley ...........................               453             6,8,12,16
      Hawley to Dixon ............................               242               8,10
      Other ......................................                32                8

      Texas Gulf Coast and East Texas
      Seabreeze and Orange to Nederland ..........                39               6,10
      Nederland to Longview ......................               199              10,12
      Baytown to Nederland .......................               124               6,8
      Thomas to Longview .........................                 3                8
      Other ......................................                 5                8


Oklahoma

We own and operate a large crude oil pipeline and gathering system in Oklahoma. This system contains 693 miles of crude oil trunk pipelines and 459 miles of crude oil gathering lines. We have the ability to deliver all of the crude oil gathered on our Oklahoma system to Cushing. Additionally, we make deliveries on the Oklahoma system to:

..     Sunoco R&M's Tulsa refinery;

..     Sinclair's Tulsa refinery;

..     Gary-Williams' Wynnewood refinery; and

..     Conoco's pipeline to its Ponca City refinery.

We generate revenues on our Oklahoma system from tariffs paid by shippers utilizing our transportation services. We file these tariffs with the Oklahoma Corporation Commission and the FERC. We are the largest purchaser of crude oil from producers in the state, and we are the primary shipper on our Oklahoma system. Other significant shippers are Sunoco R&M and Sinclair, which ship primarily on the Cushing to Tulsa segment.

Our Oklahoma crude oil pipelines consist of two major systems, the Enid to Tulsa system and the Velma to Tulsa system, and several smaller pipelines.

Enid, Oklahoma to Tulsa, Oklahoma. The Enid to Tulsa crude oil pipeline system originates in Northwestern Oklahoma, connects to the Cushing, Oklahoma trading hub, and terminates in Tulsa at the Sunoco R&M and Sinclair refineries. This system consists of seven major segments.

Three segments deliver crude oil received from trucks and gathering systems to Enid for further delivery on our system. Enid is a hub from which we transport crude oil on our two east-bound pipelines to third-party pipelines and refineries, and to the Cushing trading hub. The two east-bound pipelines from Enid include our Enid to Morris pipeline, which connects Conoco's pipeline to its Ponca City refinery, and our Enid to Cushing pipeline, which receives crude oil from our Oklahoma City to Douglas segment and delivers crude oil to our storage tanks at the Cushing trading hub.

Shippers utilizing our pipeline may also access the BP, Equilon, Plains All American, and TEPPCO storage terminals in Cushing. Our Cushing to Tulsa pipeline provides transportation services, under tariffs filed with the FERC, from third-party terminals and our tanks in Cushing to the Sunoco R&M and Sinclair refineries in Tulsa.

Velma, Oklahoma to Tulsa, Oklahoma. The Velma to Tulsa crude oil pipeline system originates in Southwestern Oklahoma, moves eastward to the Gary-Williams refinery at Wynnewood, and terminates at the Sunoco R&M and Sinclair refineries in Tulsa. This system consists of seven major segments.

The Velma to Eola, Eola to Maysville, and Eola to Wynnewood segments are used to transport crude oil from trucks and gathering systems owned by us and third parties to Gary-Williams' Wynnewood refinery and to our pipeline that delivers to Cushing and Sunoco R&M's Tulsa refinery. The Maysville to Seminole, Seminole to Bad Creek, Fitts to Bad Creek, and Bad Creek to Tulsa pipelines are primarily used to transport crude oil to the Sunoco R&M and Sinclair refineries in Tulsa. These pipelines are supplied by our gathering systems and trucks, as well as EOTT and STG gathering lines. We ship substantially all of the volumes on these pipelines.

Other Oklahoma Pipelines. Our other Oklahoma pipelines include the Tulsa to Cushing segment that transports lube extracted feedstock from Sunoco R&M's Tulsa refinery to Cushing for ultimate delivery by third-party pipelines to other refineries for further processing. Our Barnsdall to Tulsa segment receives crude oil gathered by our trucks for shipment to Sunoco R&M's Tulsa refinery.

West Texas

We own and operate approximately 820 miles of crude oil trunk pipelines and 258 miles of crude oil gathering lines in West and North Central Texas. We make deliveries on our West Texas system to:

..     a Valero, L.P. pipeline at Dixon, Texas that delivers crude oil to Valero
      Energy Corporation's refinery in McKee, Texas;

..     a Conoco pipeline at South Bend, Texas that makes deliveries to Conoco's
      Ponca City refinery;

..     a TEPPCO pipeline at South Bend that makes deliveries to Gary-Williams'
      Wynnewood refinery;

..     the West Texas Gulf pipeline at Tye and Colorado City, Texas that connects to Mid-Valley pipeline in Longview, Texas, which makes deliveries to Sunoco R&M's Toledo refinery and other Midwest refineries; and

..     other third-party pipelines at Colorado City that deliver crude oil to
      Sunoco R&M's Tulsa and Toledo refineries, among others.

We are the shipper of substantially all the volumes on this system. We generate revenues in West Texas from tariffs paid by shippers utilizing our transportation services. We file these tariffs with the Texas Railroad Commission.

Our West Texas pipelines consist of the three following systems:

Jameson and Salt Creek, Texas to Colorado City, Texas. The Jameson and Salt Creek to Colorado City crude oil pipeline system consists of two pipeline segments. Crude oil is gathered or trucked into this system and transported from Jameson to Colorado City, or from Salt Creek to Colorado City, where it can be delivered into BP, Basin, ChevronTexaco, EOTT, or West Texas Gulf pipelines. These connections allow us to deliver crude oil to Sunoco R&M's Tulsa and Toledo refineries and other unaffiliated third-party destinations.

Hearne, Texas to Hawley, Texas. The Hearne to Hawley system is comprised of seven pipeline segments. The two segments delivering into Comyn, Texas are supplied with crude oil from our trucks, third-party trucks, and pipelines, including the Genesis, Koch, and Plains All American pipelines located in Hearne. From Comyn, crude oil can be shipped to:

..     the West Texas Gulf pipeline at Tye;

..     the Conoco and TEPPCO pipelines at South Bend; or

..     our pipeline in Hawley.

At Tye, we have tankage and a bi-directional connection with the West Texas Gulf pipeline that allows us to receive and deliver crude oil.

Hawley, Texas to Dixon, Texas. On the Hawley to Dixon system, we receive crude oil from the following sources:

..     our Hearne to Hawley system, including West Texas Gulf's system through
      Tye, Texas;

..     Plains All American and Equilon pipeline interconnections; and

..     truck injection locations and pipeline-connected lease gathering sites.

We deliver this crude oil to Dixon, where we connect with the Valero, L.P. pipeline that delivers crude oil to the Valero Energy Corporation refinery at McKee. Crude oil received from our Hearne to Hawley system accounts for a majority of the volumes transported on this system.

Texas Gulf Coast and East Texas

Our Texas Gulf Coast and East Texas pipeline system includes 370 miles of crude oil trunk pipelines and 153 miles of crude oil gathering lines that extend between the Texas Gulf Coast region near Beaumont and Mt. Belvieu, Texas and the East Texas field near Longview, Texas. We transport multiple grades of crude oil, including foreign imports, and other refinery and petrochemical feedstocks, such as condensate and naphtha, on these pipelines. We receive crude oil for these systems from other pipelines, our Nederland Terminal, our trucks, third-party trucks, and our pipeline gathering systems. This system provides access to major delivery points with interconnecting pipelines in Texas at Longview, Sour Lake, and Nederland.

We generate revenues from tariffs paid by shippers utilizing our transportation services. These tariffs are filed with the Texas Railroad Commission and the FERC. We are the primary shipper on the Texas Gulf Coast and East Texas system. Sunoco R&M ships on the Nederland to Longview segment, which connects with the Mid-Valley pipeline for deliveries to Sunoco R&M's Toledo refinery.

Our Texas Gulf Coast and East Texas system consists of these pipelines:

Seabreeze and Orange, Texas to Nederland, Texas. The Seabreeze and Orange to Nederland crude oil pipeline system consists of two pipelines:

..     a bi-directional 28-mile pipeline from Seabreeze to Nederland; and

..     an 11-mile pipeline from Orange to Nederland.

The Seabreeze pipeline transports condensate received from TransTexas' Winnie, Texas plant and by truck to our Nederland Terminal. The Seabreeze pipeline also transports naphtha for BASF/Fina from our Nederland Terminal to the TEPPCO pipeline for delivery to BASF/Fina's new steam cracker in Port Arthur. Crude oil gathered or trucked to the Orange pipeline is transported to our Nederland Terminal for delivery to a number of destinations.

Nederland, Texas to Longview, Texas. The Nederland to Longview pipeline transports primarily foreign crude oil from our Nederland Terminal to the 240,000 bpd Mid-Valley pipeline in Longview, Texas. Other connections in the Longview area include BP's pipeline from Longview to Cushing, Oklahoma, McMurrey's pipeline that supplies Crown Central's Tyler, Texas refinery, and ExxonMobil's pipeline that delivers to Wichita Falls, Texas and Patoka, Illinois.

Baytown, Texas to Nederland, Texas. The Baytown to Nederland crude oil pipeline passes through Sour Lake, Texas where it makes deliveries to our Nederland to Longview pipeline and the CITGO tank farm and pipeline that supplies CITGO's Lake Charles, Louisiana refinery. The system also delivers to the ExonMobil Baytown, Texas refinery.

Thomas, Texas to Longview, Texas. The Thomas to Longview crude oil pipeline originates in Thomas, Texas and makes deliveries to all of the connections in Longview, Texas described above. The pipeline receives crude oil from our pipeline gathering system in the East Texas field.

Crude Oil Acquisition and Marketing

In addition to receiving tariff revenues for transporting crude oil on our Western Pipeline System, we also generate revenues through our crude oil acquisition and marketing operations, primarily in Oklahoma and Texas. These activities include: purchasing crude oil from producers at the wellhead and in bulk from aggregators at major pipeline interconnections and trading locations; transporting crude oil on our pipelines and trucks or, when necessary or cost effective, pipelines or trucks owned and operated by third parties; and marketing crude oil to refiners or resellers.

The marketing of crude oil is complex and requires detailed knowledge of the crude oil market and a familiarity with a number of factors, including types of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for different grades of crude oil, location of customers, availability of transportation facilities, timing, and customers' costs (including storage). We sell our crude oil to major integrated oil companies, independent refiners, including Sunoco R&M for its Tulsa and Toledo refineries, and other resellers in various types of sale and exchange transactions, at market prices for terms generally ranging from one month to one year.

We enter into contracts with producers at market prices generally for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. For the year ended December 31, 2001, we purchased approximately 181,000 bpd from approximately 3,300 producers from approximately 33,000 leases.

Crude Oil Lease Purchases and Exchanges

In a typical producer's operation, crude oil flows from the wellhead to a separator where the petroleum gases are removed. After separation, the producer treats the crude oil to remove water, sand, and other contaminants and then moves it to an on-site storage tank. When the tank is full, the producer contacts our field personnel to purchase and transport the crude oil to market. The crude oil in producers' tanks is then either delivered to our pipeline or transported via truck to our pipeline or a third party's pipeline. Our truck fleet generally performs the trucking service.

We also enter into exchange agreements to enhance margins throughout the acquisition and marketing process. When opportunities arise to increase our margin or to acquire a grade of crude oil that more nearly matches our delivery requirement or the preferences of our refinery customers, we exchange physical crude oil with third parties. Generally, we enter into exchanges to acquire crude oil of a desired quality in exchange for a common grade crude oil or to acquire crude oil at locations that are closer to our end markets, thereby reducing transportation costs.

The following table shows our average daily volume for our crude oil lease purchases and exchanges for the years presented.

                                               Year Ended December 31,
                                           --------------------------------
                                           1997   1998    1999   2000   2001
                                           ----   ----    ----   ----   ----
                                                  (in thousands of bpd)
  Lease purchases:
       Available for sale ...............    93     98     107    141    148
       Exchanges ........................    71     58      38     36     33
  Other exchanges and bulk purchases ....   147    144     141    230    211
                                            ---    ---     ---    ---    ---
  Total .................................   311    300     286    407    392
                                            ===    ===     ===    ===    ===

Our business practice is generally to purchase only crude oil for which we have a corresponding sale agreement for physical delivery of crude oil to a third party or a Sunoco R&M refinery. Through this process, we seek to maintain a position that is substantially balanced between crude oil purchases and future delivery obligations. We do not acquire and hold crude oil futures contracts or enter into other derivative contracts for the purpose of speculating on crude oil prices.

The following table shows our average daily sales and exchange volumes of crude oil for the years presented:

                                                Year Ended December 31,
                                            --------------------------------
                                            1997   1998    1999   2000   2001
                                            ----   ----    ----   ----   ----
                                                   (in thousands of bpd)
   Sunoco R&M refineries:
        Toledo ...........................   41     30      26     29     28
        Tulsa ............................   46     57      63     73     71
   Third parties .........................    7     14      20     41     52
   Exchanges:
        Purchased at the lease ...........   71     58      38     36     33
        Other ............................  147    141     139    227    208
                                            ---    ---     ---    ---    ---
   Total .................................  312    300     286    406    392
                                            ===    ===     ===    ===    ===

Market Conditions

Market conditions impact our sales and marketing strategies. During periods when demand for crude oil is weak, the market for crude oil is often in contango, meaning that the price of crude oil in a given month is less than the price of crude oil for delivery in a subsequent month. In a contango market, storing crude oil is favorable because storage owners at major trading locations can simultaneously purchase production at low current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is backwardated, meaning that the price of crude oil in a given month exceeds the price of crude oil for delivery in a subsequent month. A backwardated market has a positive impact on marketing margins because crude oil marketers can continue to purchase crude oil from producers at a fixed premium to posted prices while selling crude oil at a higher premium to such prices.

Producer Services

Crude oil purchasers who buy from producers compete on the basis of competitive prices and highly responsive services. Through our team of crude oil purchasing representatives, we maintain ongoing relationships with more than 3,300 producers. We believe that our ability to offer competitive pricing and high-quality field and administrative services to producers is a key factor in our ability to maintain volumes of purchased crude oil and to obtain new volumes. Field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from storage tanks at the lease or production point, accurate measurement of crude oil volumes received, avoidance of spills, and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by
us), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners, and calculating and paying production taxes on behalf of interest owners. In order to compete effectively, we must maintain records of title and division order interests in an accurate and timely manner for purposes of making prompt and correct payment of crude oil production proceeds, together with the correct payment of all production taxes associated with these proceeds.

Credit with Customers

When we market crude oil, we must determine the amount of any line of credit to be extended to a customer. Since our typical sales transactions can involve tens of thousands of barrels of crude oil, the risk of nonpayment and nonperformance by customers is a major consideration in our business. We believe our sales are made to creditworthy entities or entities with adequate credit support. Credit review and analysis are also integral to our lease purchases. Payment for substantially all of the monthly lease production is sometimes made to the operator of the lease. The operator, in turn, is responsible for the correct payment and distribution of such production proceeds to the proper parties. In these situations, we must determine whether the operator has sufficient financial resources to make such payments and distributions and to indemnify and defend us in the event a third party brings a protest, action, or complaint in connection with the ultimate distribution of production proceeds by the operator.

Crude Oil Trucking

We operate approximately 130 crude oil truck unloading facilities in Oklahoma, Texas, and New Mexico, of which approximately 90 are on our pipeline system and approximately 40 are on third-party pipeline systems. We also own and operate a one-mile crude oil gathering line in New Mexico, which is associated with our crude oil trucking operations there. We employ approximately 270 crude oil truck drivers and own approximately 140 crude oil transport trucks. The crude oil truck drivers pick up crude oil at production lease sites and transport it to various truck unloading facilities on our pipelines and on third-party pipelines.

Pipeline and Terminal Control Operations

All of our refined products and crude oil pipelines are operated via satellite, microwave, and frame relay communication systems from central control rooms located in Philadelphia and Tulsa. The Philadelphia control center primarily monitors and controls our refined product pipelines, and the Tulsa control center primarily monitors and controls our crude oil pipelines. The Philadelphia control center has a backup control center at our Montello, Pennsylvania pipeline facility located approximately 50 miles from Philadelphia. The Nederland Terminal has its own control center.

The control centers operate with modern, state-of-the-art System Control and Data Acquisition, or SCADA, systems. Our control centers are equipped with computer systems designed to continuously monitor real time operational data, including refined product and crude oil throughput, flow rates, and pressures. In addition, the control centers monitor alarms and throughput balances. The control centers operate remote pumps, motors, engines, and valves associated with the delivery of refined products and crude oil. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur, and provide for remote-controlled shutdown of pump stations on the pipelines. Pump stations and meter-measurement points along the pipelines are linked by satellite or telephone communication systems for remote monitoring and control, which reduces our requirement for full-time on-site personnel at most of these locations.

Acquisitions

Pride Companies, L.P. Acquisition On October 1, 1999, we acquired the crude oil transportation and marketing operations of Pride Companies, L.P. ("Pride") for $29.6 million in cash and the assumption of $5.3 million of debt. The acquisition included Pride's 800-mile crude oil pipeline system, 800,000 barrels of tankage and related assets, and the right to purchase 35,000 barrels per day of third-party lease crude oil.

GulfMark Acquisition. On November 1, 2001, we acquired a 54-mile, 8-inch bi-directional crude oil pipeline and a related crude oil acquisition business from GulfMark Energy, Inc. for $5.0 million in cash. The pipeline extends from Sour Lake, Texas to Baytown, Texas and complements our existing Texas Gulf Coast and East Texas pipeline system. The crude oil acquisition business handles approximately 12,000 bpd and complements our existing crude oil acquisition and marketing business.

We are principally engaged in the transport, terminalling and storage of refined products and crude oil. Although we do not currently engage in business unrelated to the transportation or storage of crude oil and refined products and the other businesses described above, we may in the future consider and make acquisitions in other business areas.

Competition

As a result of our physical integration with Sunoco R&M's refineries and terminals, and related agreements with Sunoco, Inc., we believe that we will not face significant competition for crude oil transported to the Philadelphia, Toledo, and Tulsa refineries, or refined products transported from the Philadelphia, Marcus Hook, and Toledo refineries, particularly during the term of our pipelines and terminals storage and throughput agreement with Sunoco R&M. For further information on this agreement, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Agreements with Sunoco R&M and Sunoco, Inc." For the year ended December 31, 2001, Sunoco R&M accounted for approximately 66 % of our combined revenues.

Eastern Pipeline System

Nearly all of our Eastern Pipeline System is directly linked to Sunoco R&M's refineries. Sunoco R&M constructed or acquired these assets as the most cost-effective means to access raw materials and distribute refined products. Generally, pipelines are the lowest cost method for long-haul, overland movement of refined products. Therefore, our most significant competitors for large volume shipments in the area served by our Eastern Pipeline System are other pipelines. We believe that high capital requirements, environmental considerations, and the difficulty in acquiring rights-of-way and related permits make it hard for other companies to build competing pipelines in areas served by our pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area.

Although it is unlikely that a pipeline system comparable in size and scope to our Eastern Pipeline System will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems, such as those operated by Colonial, Buckeye, ExxonMobil, and Inland) could be built to effectively compete with us in particular locations.

In addition, we face competition from trucks that deliver product in a number of areas we serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many areas we serve. The availability of truck transportation places a significant competitive constraint on our ability to increase our tariff rates.

Explorer's primary competition is the TEPPCO pipeline, which transports petroleum products from the Beaumont, Port Arthur and Houston, Texas refining centers to Little Rock, Indianapolis, Chicago, and other markets along its route; the Seaway pipeline, a large diameter pipeline from Houston to Cushing, Oklahoma; and Centennial Pipeline, a natural gas pipeline that is being converted into a refined products pipeline and which originates near Beaumont, Texas and terminates in southern Illinois.

Terminal Facilities

Historically, except for our Nederland Terminal, essentially all of the throughput at our terminal facilities has come from Sunoco R&M. Under the terms of our pipelines and terminals storage and throughput agreement, we will continue to receive a significant portion of the throughput at these facilities from Sunoco R&M.

Our 32 inland refined product terminals compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility, and services provided. Our competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies, and distribution companies with marketing and trading arms.

The primary competitors for the Nederland Terminal are its refinery customers' docks and terminal facilities, and the Unocal terminal and the Oil Tanking terminal, both located in Beaumont. We believe the Nederland Terminal has superior docking capabilities and tankage facilities, and is better connected to supply and distribution pipelines than these competing terminals.

The Inkster Terminal's primary competition comes from the Marysville Underground Storage Terminal, MAP's LPG storage facility in Trenton, Michigan and BP's facilities in St. Clair, Michigan and Windsor, Canada. The Inkster Terminal enjoys a competitive advantage with respect to volumes from Sunoco R&M's Toledo refinery due to the relatively short distance between Toledo and the Inkster Terminal. We own three pipelines running between Toledo and the Inkster Terminal, which provide Sunoco R&M with additional flexibility.

Western Pipeline System

Our Western Pipeline System faces competition from a number of major oil companies and smaller entities. Pipeline competition among common carrier pipelines is based primarily on transportation charges, access to producing areas, and demand for the crude oil by end users. We believe that high capital costs make it unlikely for other companies to build competing crude oil pipeline systems in areas served by our pipelines. Crude oil purchasing and marketing competitive factors includes price and contract flexibility, quantity and quality of services, and accessibility to end markets. The principal competitors of the Western Pipeline System are EOTT, Plains All American, Conoco, Seminole Trading and Gathering, and TEPPCO.

Inactive Assets

We own approximately 367 miles of inactive trunk lines. Of those inactive trunk lines, approximately 217 miles are located in our Oklahoma pipeline system, approximately 117 miles are located in our West Texas pipeline system and approximately 32 miles are located in our Texas Gulf Coast and East Texas pipeline system. We are evaluating placing some of these pipelines back in service in the future either for the transportation of crude oil or as alternative service pipelines.

Pipeline, Terminalling, and Storage Assets Retained by Sunoco, Inc.

Affiliates of Sunoco, Inc. have transfered to us most of the pipeline, terminalling, storage, and related assets that support Sunoco R&M's refinery operations. Sunoco, Inc. or its affiliates have retained the assets described below because they are either interests in crude oil pipelines that may not provide consistent revenues and cash flows or are inactive.

Assets That May Not Provide Consistent Revenues and Cash Flows

..     Mid-Valley Pipeline. A subsidiary of Sunoco, Inc. owns a 55% interest in the Mid-Valley Pipeline Company (a 50% voting interest), which owns and operates a 994-mile crude oil pipeline from Longview, Texas to Samaria, Michigan. The Mid-Valley pipeline serves a number of refineries in the Midwest United States. Because of our concern that the closure of one or more of these refineries could result in a material decline in the revenues and cash flows of Mid-Valley, we have elected not to acquire Sunoco, Inc.'s interest in Mid- Valley. We believe that Mid-Valley could be converted to a refined product pipeline and we will continue to evaluate its future prospects.

..     West Texas Gulf Pipeline. A subsidiary of Sunoco, Inc. owns a 17% interest in West Texas Gulf Pipeline Company, which owns and operates a 581-mile crude oil pipeline from Colorado City, Texas and Nederland, Texas to Longview, Texas. West Texas Gulf supplies crude oil to Mid-Valley
      Pipeline. We have elected not to acquire Sunoco, Inc.'s interest in this pipeline for the reasons discussed above.

..     Mesa Pipeline. A subsidiary of Sunoco, Inc. owns an undivided 6% interest in the Mesa pipeline, an 80-mile crude oil pipeline from Midland, Texas to Colorado City. Mesa Pipeline connects to West Texas Gulf's pipeline, which supplies crude oil to Mid-Valley. We have elected not to acquire Sunoco, Inc.'s interest in this pipeline for the reasons discussed above.

..     Inland Pipeline. A subsidiary of Sunoco, Inc. owns a 10% interest in
      Inland Corporation, which owns and operates a 611-mile refined products pipeline from Lima and Toledo, Ohio to Canton, Cleveland, Columbus, and Dayton, Ohio. This pipeline transports refined products for Sunoco R&M from its Toledo, Ohio refinery and for the other owners. The Inland pipeline is a private intrastate pipeline that is operated at cost by the shipper-owners and does not generate profits to its owners. As a result, it will not be included in the assets transferred to us.

Sunoco, Inc. has granted us a ten-year option to purchase its interest in any of the preceding assets for fair market value at the time of purchase. Sunoco, Inc.'s interests in these assets are subject to agreements with the other interest owners that include, among other things, consent requirements and rights of first refusal that may be triggered upon certain transfers. The exercise of the option with respect to any of these assets is subject to the terms and conditions of those agreements, which may or may not require consents or trigger rights of first refusal, depending on the facts and circumstances existing at the time of the option exercise. We have no current intention to purchase these assets.

Assets That Are Inactive

..     A subsidiary of Sunoco, Inc. owns an idled 370-mile, 6-inch refined product pipeline from Icedale, Pennsylvania to Cleveland, Ohio.

..     A subsidiary of Sunoco, Inc. owns various crude oil pipelines and gathering systems in Louisiana, Oklahoma, and Texas that are no longer used because of a lack of crude oil supply.

..     A subsidiary of Sunoco, Inc. owns various refined product pipelines in the
      Northeast and Midwest that are no longer used because they are no longer economical to operate. Most of these lines have been idle for several years.

..     A subsidiary of Sunoco, Inc. owns two inactive refined product terminals in Maryland and Pennsylvania. Sunoco, Inc. idled these terminals because they were not economical to operate.

Sunoco, Inc. has granted us a ten-year option to purchase the pipeline from Icedale, Pennsylvania to Cleveland, Ohio for fair market value at the time of purchase. We have no current intention to purchase this pipeline.

Both of the ten-year option agreements described above are contained in the omnibus agreement that we have entered into with Sunoco, Inc., Sunoco R&M and our general partner. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Agreements with Sunoco R&M and Sunoco, Inc." In accordance with this agreement, if we decide to exercise our option to purchase any of the assets described above, we must provide written notice to Sunoco, Inc. setting forth the fair market value we propose to pay for the asset. If Sunoco, Inc. does not agree with our proposed fair market value, we and Sunoco, Inc. will appoint a mutually agreed-upon, nationally recognized investment banking firm to determine the fair market value of the asset. Once the investment bank submits its valuation of the asset, we will have the right, but not the obligation, to purchase the asset at the price determined by the investment bank.

Safety Regulation

Certain of our pipelines are subject to regulation by the United States Department of Transportation ("DOT") under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA covers petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with such safety regulations and to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

Effective in August 1999, the DOT issued its Operator Qualification Rule, which required a written program by April 27, 2001 to ensure that operators were qualified to perform tasks covered by the pipeline safety rules. All persons performing covered tasks must be qualified under the program by October 28, 2002. We have identified the tasks that must be performed to comply with this rule and have a written plan in place as required.

On December 1, 2000, the DOT issued new regulations intended by the DOT to assess the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could adversely affect highly populated areas, areas unusually sensitive to environmental impact and commercially navigable waterways. Under the regulations, an operator is required, among other things, to conduct baseline integrity assessment tests (such as internal inspections) within seven years, conduct future integrity tests at typically five year intervals and develop and follow a written risk-based integrity management program covering the designated high consequence areas. Under the rule, pipeline operators are required to identify line segments which could impact high consequence areas by December 31, 2001, develop "Baseline Assessment Plans" for evaluating the integrity of each pipeline segment by March 31, 2002 and complete an assessment of the highest risk 50 percent of line segments by September 30, 2004, with full assessment of the remaining 50 percent by March 31, 2008. We have identified the line segments that could impact high consequence areas and have developed Baseline Assessment Plans.

Employee Safety

We are subject to the requirements of the United States Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local authorities and citizens. We believe that we are in general compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to benzene.

The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require us to organize information about the hazardous materials used in our operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request.

Rate Regulation

General Interstate Regulation. Our interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act. The Interstate Commerce Act requires that tariff rates for oil pipelines, a category that includes crude oil, petroleum products, and petrochemical pipelines (crude oil, petroleum product, and petrochemical pipelines are referred to collectively as "petroleum pipelines"), be just and reasonable and non-discriminatory. The Interstate Commerce Act permits challenges to proposed new or changed rates by protest, and challenges to rates that are already on file and in effect by complaint. Upon the appropriate showing, a successful complainant may obtain damages or reparations for generally up to two years prior to the filing of a complaint.

The FERC is authorized to suspend the effectiveness of a new or changed tariff rate for a period of up to seven months and to investigate the rate. If upon the completion of an investigation the FERC finds that the rate is unlawful, it may require the pipeline operator to refund to shippers, with interest, any difference between the rates the FERC determines to be lawful and the rates under investigation. The FERC will order the pipeline to change its rates prospectively to the lawful level.

Index-Based Rates and Other Subsequent Developments. In October 1992, Congress passed the Energy Policy Act of 1992. The Energy Policy Act deemed interstate petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of the Energy Policy Act, or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest, or investigation during the 365-day period, to be just and reasonable under the Interstate Commerce Act. These rates are commonly referred to as "grandfathered rates." All of our interstate pipeline rates were deemed just and reasonable and therefore are grandfathered under the Energy Policy Act. The Energy Policy Act provides that the FERC may change grandfathered rates upon complaints only under the following limited circumstances:

..     a substantial change has occurred since enactment in either the economic circumstances or the nature of the services that were a basis for the rate;

..     the complainant was contractually barred from challenging the rate prior to enactment of the Energy Policy Act and filed the complaint within 30 days of the expiration of the contractual bar; or

..     a provision of the tariff is unduly discriminatory or preferential.

The Energy Policy Act further required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for interstate petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. On October 22, 1993, the FERC responded to the Energy Policy Act directive by issuing Order No. 561, which adopted a new indexed rate methodology for interstate petroleum pipelines. Under the resulting regulations, effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, minus one percent ("PPI-1"). Rate increases made under the index will be subject to protest, but the scope of the protest proceeding will be limited to an inquiry into whether the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. The indexing methodology is applicable to any existing rate, whether grandfathered or whether established after enactment of the Energy Policy Act. The FERC recently concluded that the PPI-1 index should be continued for another five-year period. However, the U.S. Court of Appeals for the District of Columbia found the decision to be flawed in certain respects and remanded the matter to the FERC for further consideration.

In Order No. 561, the FERC said that as a general rule pipelines must utilize the indexing methodology to change their rates. Indexing includes the requirement that, in any year in which the index is negative, pipelines must file to lower their rates if they would otherwise be above the reduced ceiling. However, the pipeline is not required to reduce its rates below the level deemed just and reasonable under the Energy Policy Act. The FERC further indicated in Order No. 561, however, that it is retaining cost-of-service ratemaking, market-based rates, and settlement rates as alternatives to the indexing approach. A pipeline can follow a cost-of-service approach when seeking to increase its rates above index levels (or when seeking to avoid lowering rates to index levels) provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a pipeline can establish rates under settlement if agreed upon by all current shippers. As specified in Order 561 and subsequent decisions, a pipeline can seek to establish initial rates for new services through a cost-of-service showing, by establishing that it lacks significant market power in the affected markets, or through an agreement between the pipeline and at least one shipper not affiliated with the pipeline who intends to use the new service.

Another development affecting petroleum pipeline ratemaking arose in Opinion No. 397, involving a partnership operating a crude oil pipeline. In Opinion No. 397, the FERC concluded that there should not be a corporate income tax allowance built into a petroleum pipeline's rates for income attributable to noncorporate partners because those partners, unlike corporate partners, do not pay a corporate income tax on partnership distributions. Opinion No. 397 was affirmed by the FERC on rehearing in May 1996. The parties subsequently settled the case, so no judicial review of the tax ruling took place.

A current proceeding, however, is pending at the FERC that could result in changes to the FERC's income tax method announced in Opinion No. 397 as well as to other elements of the FERC's rate methods for petroleum pipelines. This proceeding involves another publicly traded limited partnership engaged in petroleum products pipeline transportation. In January, 1999, the FERC issued Opinion No. 435 in this proceeding, which, among other things, affirmed Opinion No. 397's determination that there should not be a corporate income tax allowance built into a petroleum pipeline's rates for income attributable to noncorporate partners. In subsequent decisions on rehearing, the FERC further defined the scope of the income tax allowance for publicly traded limited partnerships, and resolved a number of other cost of service issues as well.

Market-Based Rates. In a proceeding involving Buckeye Pipeline Company, L.P., the FERC found that a petroleum pipeline able to demonstrate a lack of market power may be allowed a lighter standard of regulation than that imposed by the trended original cost methodology. In such a case, the pipeline company has the opportunity to establish that it faces sufficient competition to justify relief from the strict application of the cost-based principles. In Buckeye, the FERC determined, based on the existing level of market concentration in the pipeline's market areas, that Buckeye exercised significant market power in only five of its 21 market areas and therefore was entitled to charge market-based rates in the other 16 market areas. The opportunity to charge market-based rates means that the pipeline may charge what the market will bear. Order No. 572, a companion order to Order No. 561, was issued by the FERC on October 25, 1994 and established procedural rules governing petroleum pipelines' applications for a finding that the pipeline lacks significant market power in the relevant market.

Settlement Rates. In Order No. 561, the FERC specifically held that it would also permit changes in rates that are the product of unanimous agreement between the pipeline and all the shippers using the service to which the rate applies. The rationale behind allowing this type of rate change is to further the FERC's policy of favoring settlements among parties and to lessen the regulatory burdens on all concerned. The FERC, however, will also entertain a challenge to settlement rates, in response to a protest or a complaint that alleges the same circumstances required to challenge an indexed rate. An example of this type of challenge is that there is a discrepancy between the rate and the pipeline's cost of service that is so substantial as to render the settlement (or indexed) rate unjust and unreasonable.

Intrastate Regulation. Some of our pipeline operations are subject to regulation by the Texas Railroad Commission, the Pennsylvania Public Utility Commission, the Ohio Public Utility Commission, and the Oklahoma Corporation Commission. The applicable state statutes require that pipeline rates be non-discriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions have generally not been aggressive in regulating common carrier pipelines and have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although we cannot be certain that our intrastate rates would ultimately be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.

Our Pipelines. The FERC generally has not investigated interstate rates on its own initiative when those rates, like ours, have not been the subject of a protest or a complaint by a shipper. In addition, as discussed above, intrastate pipelines generally are subject to "light-handed" regulation by state commissions and we do not believe the intrastate tariffs now in effect are likely to be challenged. However, the FERC or a state regulatory commission could investigate our rates at the urging of a third party if the third party is either a current shipper or is able to show that it has a substantial economic interest in our tariff rate level. If an interstate rate were challenged, we would defend that rate as grandfathered under the Energy Policy Act. As that Act applies to our rates, a person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of the Act, in either the economic circumstances or the nature of the service that formed the basis for the rate. A complainant might assert that the creation of the partnership itself constitutes such a change, an argument that has not previously been specifically addressed by the FERC and to which we believe there are valid defenses. If the FERC were to find a substantial change in circumstances, then the existing rates could be subject to detailed review. We believe that most such rates can be supported on a cost of service basis, even recognizing the reduction in our income tax allowance that is likely to result from our conversion from a corporation to a partnership. Although there are some rates that might not be defensible on that basis, we believe that all of those rates involve movements as to which (1) Sunoco R&M is the only shipper, (2) we have a reasonable basis to assert that we lack significant market power and therefore are entitled to market based rates, or (3) the revenue amounts involved do not materially affect our performance.

If the FERC investigated our rate levels, it could inquire into our costs, including:

..     the overall cost of service, including operating costs and overhead;

..     the allocation of overhead and other administrative and general expenses to the rate;

..     the appropriate capital structure to be utilized in calculating rates;

..     the appropriate rate of return on equity;

..     the rate base, including the proper starting rate base;

..     the throughput underlying the rate; and

..     the proper allowance for federal and state income taxes.

We do not believe that it is likely that there will be a challenge to our rates by a current shipper that would materially affect our revenues or cash flows. Sunoco R&M and its subsidiaries are the only current shippers in many of our pipelines. Sunoco R&M has agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariff rates for the term of the pipelines and terminals storage and throughput agreement.

Because most of our pipelines are common carrier pipelines, we may be required to accept new shippers who wish to transport in our pipelines. It is possible that any new shippers, current shippers, or other interested parties, may decide to challenge our tariff rates. If any rate challenge or challenges were successful, our cash available for distribution could be materially reduced.

Environmental Regulation

General

Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of refined products, crude oil, and other liquid hydrocarbons are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe that they do not affect our competitive position in that the operations of our competitors are similarly affected. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions, and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by neighboring landowners and other third parties for personal injury and property damage.

Under the terms of our omnibus agreement with Sunoco, Inc., and in connection with the contribution of our assets by affiliates of Sunoco, Inc., Sunoco, Inc. agreed to indemnify us for 30 years from environmental and toxic tort liabilities related to the assets transferred to us that arise from the operation of such assets prior to the closing of our initial public offering on February 8, 2002. Sunoco, Inc. is obligated to indemnify us for 100% of all such losses asserted within the first 21 years of closing. Sunoco, Inc.'s share of liability for claims asserted thereafter will decrease by 10% a year. For example, for a claim asserted during the twenty-third year after closing, Sunoco, Inc. would be required to indemnify us for 80% of our loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco, Inc. Any remediation liabilities not covered by this indemnity will be our responsibility. Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates, and the determination of our liability at multi-party sites, if any, in light of the number, participation levels, and financial viability of other parties. We have agreed to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of our assets that occur on or after the closing of the initial public offering and for environmental and toxic tort liabilities related to our assets to the extent Sunoco, Inc. is not required to indemnify us.

Air Emissions

Our operations are subject to the Clean Air Act and comparable state and local statutes. Amendments to the Clean Air Act enacted in late 1990 as well as recent or soon to be adopted changes to state implementation plans for controlling air emissions in regional, non-attainment areas require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency and state environmental agencies. As a result of these amendments, our facilities that emit volatile organic compounds or nitrogen oxides are subject to increasingly stringent regulations, including requirements that some sources install maximum or reasonably available control technology. In addition, the 1990 Clean Air Act Amendments established a new operating permit for major sources, which applies to some of our facilities. We will be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission related issues. Although we can give no assurances, we believe implementation of the 1990 Clean Air Act Amendments will not have a material adverse effect on our financial condition or results of operations.

Our customers are also subject to, and affected by, environmental regulations. Since the late 1990s, the EPA has undertaken significant enforcement initiatives under authority of the Clean Air Act's New Source Review and Prevention of Significant Deterioration, or NSR/PSD, program in an effort to further reduce annual emissions of volatile organic compounds, nitrogen oxides, sulfur dioxide, and particulate matter. These enforcement initiatives have been targeted at industries that have large manufacturing facilities and that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of the enforcement initiative is the EPA's assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations adopted by the EPA that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emissions increases above certain thresholds. Where the EPA finds that a company or facility has modified or expanded its operations without complying with the requirements of the NSR/PSD program, it may bring an enforcement action against the company or facility to require installation of the emissions controls that the agency deems necessary, and it may also seek to impose fines and penalties for failure to comply with NSR/PSD requirements.

As part of this on-going NSR/PSD enforcement initiative, the EPA has entered into consent agreements with several refiners that require the refiners to make significant capital expenditures to install emissions control equipment at selected facilities. In certain instances, these additional controls would be required to comply with other provisions of the Clean Air Act or other federal or state regulations at a later date, but the effect of these consent agreements is to require the installation of air emission controls earlier than they might otherwise be required. The cost of the required emissions control equipment can be significant, depending on the size, age, and configuration of the refinery. Sunoco R&M received information requests from the EPA relating to capital projects that have taken place at Sunoco R&M's refineries since 1980. Pursuant to the NSR/PSD enforcement initiative, on December 20, 2001, Sunoco R&M received notices of violation from the EPA relating to its Marcus Hook, Philadelphia, and Toledo refineries. Although Sunoco R&M believes that it has not violated the related Clean Air Act requirements, it is currently evaluating the notices of violation for all three refineries to determine how it will respond. In resolving these notices of violation, Sunoco R&M could be required to make significant capital expenditures, operate these refineries at reduced levels, and pay significant penalties. If Sunoco R&M determines it is uneconomical to operate its refineries under such conditions and as a result shuts down or reconfigures all or a portion of one of more of its refineries, its obligations under the pipelines and terminals storage and throughput agreement would be reduced, which would reduce our ability to make distributions to our unitholders.

Under the Clean Air Act, the EPA and state agencies acting with authority delegated by the EPA have announced new rules or the intent to strengthen existing rules affecting the composition of motor vehicle fuels and automobile emissions. The EPA's Gasoline Sulfur Control Requirements require that the sulfur content of motor vehicle gasoline be reduced to 80 parts per million and the corporate average sulfur content be reduced to 30 parts per million by 2006. Likewise, the EPA's Diesel Fuel Sulfur Control Requirements require that the sulfur content of diesel fuel be reduced to 15 parts per million by 2006. The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the low-sulfur diesel. These rules are expected to have a significant impact on Sunoco R&M and its operations primarily with respect to the capital and operating expenditures at the Philadelphia, Marcus Hook, and Toledo refineries. Most of the capital spending is likely to occur in the 2002-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. Sunoco R&M estimates that the total capital outlays to comply with the new gasoline and diesel requirements will be in the range of $300-$400 million. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the banking and trading credit systems, production mix, timing uncertainties created by permitting requirements and construction schedules, and any effect on prices created by changes in the level of gasoline and diesel fuel production.

The EPA is also reportedly considering limiting the levels of benzene and other toxic substances in gasoline as well as banning methyl tertiary-butyl ether, also known as MTBE, in gasoline, which may require the use of other chemical additives to serve as oxygenates instead of MTBE. Legal mandates to use alternative fuels may also have a direct and potentially adverse impact on our revenues. For example, under the Energy Policy Act of 1992, 75% of new vehicles purchased by certain federal and state government fleets must use alternative fuels and New York has adopted standards requiring that by the year 2003, 10% of fleets delivered be zero-emissions vehicles; and under the Clean Air Act, 50% to 70% (depending on vehicle weight) of new vehicles in clean air non-attainment areas purchased by certain federal, state, municipal, and private fleets must use some type of alternative fuels beginning in 2001. Also, some states and local governments, including, for example, Texas, have adopted "boutique" fuel standards to comply with clean air requirements. "Boutique" fuels pose distribution problems because refiners must produce different blends for different communities.

During 2001, the EPA issued its final rule addressing emissions of toxic air pollutants from mobile sources (the Mobile Source Air Toxics ("MSAT") Rule). The rule is currently being challenged by certain environmental organizations and a number of states, and by a member of the petroleum industry. It requires refiners to produce gasoline that maintains their average 1998-2000 gasoline toxic emission performance level. If the rule survives the challenges and if MTBE is banned, it could result in additional expenditures by Sunoco R&M or reductions in its reformulated gasoline production levels.

It is uncertain what Sunoco, Inc. or Sunoco R&M's responses to these emerging issues will be. Those responses could reduce Sunoco R&M's obligations under the pipelines and terminals storage and throughput agreement, thereby reducing the throughput in our pipelines, our cash flow, and our ability to make distributions.

Hazardous Substances and Waste

To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including the investigation and remediation, of certain units at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, referred to as CERCLA and also known as Superfund, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste that falls within CERCLA's definition of a "hazardous substance" and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. We are currently identified as a potentially responsible party ("PRP") at two sites in Michigan by the Michigan Department of Natural Resources and at one site in New York by the EPA in connection with alleged past transport of petroleum product wastes to, and subsequent release of such wastes at, these sites. We believe that any costs incurred by us in connection with remedial action at these sites will not have a material adverse impact on our operations. In addition, while we are not identified as a PRP at the Higgins Farm Superfund site in Somerset County, New Jersey, a PRP-defendant group has filed a suit against us, seeking contribution for remediation costs in connection with an ongoing cleanup of that site. We believe this cost recovery suit to be without merit and are vigorously contesting this matter. Costs for these remedial actions, if any as well as any related claims are all covered by an indemnity from Sunoco, Inc. For more information, please see "Environmental Remediation".

We also generate solid wastes, including hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act, referred to as RCRA, and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and gas wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.

We currently own or lease, and our predecessor has in the past owned or leased, properties where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent future contamination.

We are currently involved in remediation activities at numerous sites, which involve significant expense. These remediation activities are all covered by an indemnity from Sunoco, Inc. For more information, please see "Environmental Remediation."

Water

Our operations can result in the discharge of pollutants, including crude oil. The Oil Pollution Act was enacted in 1990 and amends provisions of the Water Pollution Control Act of 1972 and other statutes as they pertain to prevention and response to oil spills. The Oil Pollution Act subjects owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill, where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar laws. Regulations are currently being developed under the Oil Pollution Act and state laws that may also impose additional regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require diking and similar structures to help prevent contamination of navigable waters in the event of an oil overflow, rupture, or leak. We are in substantial compliance with these laws. Additionally, the Office of Pipeline Safety of the DOT has approved our oil spill emergency response plans.

The Water Pollution Control Act of 1972 imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The Water Pollution Control Act of 1972 imposes substantial potential liability for the costs of removal, remediation, and damages. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

Endangered Species Act

The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitat for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Environmental Remediation

Contamination resulting from spills of refined products and crude oil is not unusual within the petroleum pipeline industry. Historic spills along our pipelines, gathering systems, and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at a number of our properties where operations may have resulted in releases of hydrocarbons and other wastes.

Moreover, at December 31, 2001, potentially significant assessment, monitoring, and remediation programs are being performed at some 19 sites in Michigan, New Jersey, New York, Ohio, and Pennsylvania. These 19 sites include eight terminals and two tank farms owned by us (River Rouge and Owosso Terminals in Michigan; Newark Terminal in New Jersey; Dayton Terminal in Ohio; and Belmont, Kingston, Montello, and Pittsburgh Terminals and Darby Creek Tank Farm and Marcus Hook Tank Farm in Pennsylvania) and nine third-party locations (in Camden County in New Jersey; in Livingston and Chemung Counties in New York; and in Chester, Delaware, Lancaster, Lebanon, and Luzerne Counties, in Pennsylvania) that were impacted by pipe line or pump station releases of crude oil or petroleum products. We estimate that the total aggregate cost of performing the currently anticipated assessment, monitoring and remediation at these 19 sites to be $8.6 million. This estimate assumes that we will be able to achieve regulatory closure at these sites between the years 2002 and 2010 by using common remedial and monitoring methods or associated engineering or institutional controls to demonstrate compliance with applicable cleanup standards. This estimate covers the costs of performing assessment, remediation, and/or monitoring of impacted soils, groundwater and surface water conditions, but does not include any costs for potential claims by others with respect to these sites. While we do not expect any such potential claims by others to be materially adverse to our operations, financial position, or cash flows, we cannot be certain that the actual remediation costs or associated remediation liabilities will not exceed this $8.6 million amount.

With respect to the February 2000 pipeline release of crude oil into the John Heinz National Wildlife Refuge in Philadelphia, one of the 19 sites where potentially significant environmental liability exists, we have conducted remedial activities at the release area and have initiated restoration efforts in the area, including establishment of a new wetlands area. We expect the EPA to assess a penalty with respect to the February 2000 pipeline release which could exceed $100,000.

Sunoco, Inc. has agreed to indemnify us from environmental and toxic tort liabilities related to the assets transferred to us to the extent such liabilities exist or arise from operation of these assets prior to the closing of our initial public offering and are asserted within 30 years after the closing of our initial public offering. This indemnity will cover the costs associated with performance of the assessment, monitoring, and remediation programs, as well as any related claims and penalties, at the 19 sites referenced above. See "Environmental Regulation, General."

We may experience future releases of refined products or crude oil into the environment from our pipelines, gathering systems, and terminals, or discover historical releases that were previously unidentified or not assessed. While we maintain an extensive inspection and audit program designed, as applicable, to prevent and to detect and address these releases promptly, damages and liabilities incurred due to any future environmental releases from our assets nevertheless have the potential to substantially affect our business.

Title to Properties

Substantially all of our pipelines were constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. Several rights-of-way for our pipelines and other real property assets are shared with other pipelines and other assets owned by affiliates of Sunoco, Inc. and by third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee. In some states and under some circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for our common carrier pipelines. The previous owners of the applicable pipelines may not have commenced or concluded eminent domain proceedings for some rights-of-way.

Some of the leases, easements, rights-of-way, permits, and licenses transferred to us upon the completion of our initial public offering in February 2002 required the consent of the grantor to transfer these rights, which in some instances is a governmental entity. We have obtained or are in the process of obtaining third-party consents, permits, and authorizations sufficient for the transfer to us of the assets necessary for us to operate our business in all material respects. With respect to any consents, permits, or authorizations that have not been obtained, the failure to obtain these consents, permits, or authorizations will have no material adverse effect on the operation of our business.

We have satisfactory title to all of our assets, or are entitled to indemnification from Sunoco, Inc. under the omnibus agreement for title defects to the assets contributed to us and for failures to obtain certain consents and permits necessary to conduct our business that arise within ten years after the closing of our initial public offering. Record title to some of our assets may continue to be held by affiliates of Sunoco, Inc. until we have made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that were not obtained prior to the closing of our initial public offering. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by our predecessor or us, none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

Employees

To carry out our operations, our general partner and its affiliates employ approximately 1,160 people who provide direct support to our operations. Labor unions or associations represent approximately 660 of these employees. Our general partner considers its employee relations to be good. Our partnership has no employees

(d) Financial Information about Geographical Areas

We have no significant amounts of revenue or segment profit or loss attributable to international activities.

ITEM 2. PROPERTIES

See Item 1.(c) for a description of the locations and general character of our material properties.

ITEM 3. LEGAL PROCEEDINGS

With respect to a pipeline release of crude oil in February 2000 in the John Heinz National Wildlife Refuge in Philadelphia, we have conducted remedial activities at the release area and have initiated restoration efforts in the area. We expect the Environmental Protection Agency ("EPA") to assess a penalty with respect to this release that could exceed $100,000. Sunoco, Inc. has agreed to indemnify us, among other things, for any penalty that may be assessed. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Agreements with Sunoco R&M and Sunoco, Inc."

There are other legal and administrative proceedings pending against our Sunoco, Inc. affiliated predecessors and us (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco, Inc. has agreed to indemnify us for any losses we may suffer as a result of such currently pending legal actions. As a result, we believe that any liabilities arising from such currently pending proceedings are not likely to be material in relation to our consolidated financial position at December 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common units were listed on the New York Stock Exchange under the symbol "SXL" beginning on February 5, 2002. Prior to February 5, 2002, our equity securities were not traded on any public trading market. At the close of business on February 28, 2002, we had 12 holders of record of our common units. These holders of record included our general partner with 5,633,639 common units registered in its name, and Cede & Co. with 5,745,300 common units (representing approximately 5,000 beneficial owners) registered to it. The high and low sales price ranges (composite transactions) from February 5, 2002 (the day our common units began trading) through March 25, 2002, are set forth below. No cash distributions have been declared.

                                                                   High     Low
                                                                   ----     ---
      February 5, 2002 through March 25, 2002 ..................  $23.70  $19.70


We have also issued 11,383,639 subordinated units, all of which are held by our general partner and for which there is no established public trading market.

We will distribute all of our cash on hand within 45 days after the end of each quarter, beginning with the quarter ending March 31, 2002, less reserves established by our general partner in its discretion. This is defined as "available cash" in our partnership agreement. Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business.

We will make minimum quarterly distributions of $0.45 per common unit, to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. We will prorate and adjust the minimum quarterly distribution for the period from February 8, 2002 (the closing date of our initial public offering) through March 31, 2002 based on the actual number of days in the period.

During the subordination period we will, in general, pay cash distributions each quarter in the following manner:

..     First, 98% to the holders of common units and 2% to the general partner, until each common unit has received a minimum quarterly distribution of $0.45, plus any arrearages from prior quarters;

..     Second, 98% to the holders of subordinated units and 2% to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.45; and

..     Thereafter, in the manner described in the table below.

The subordination period is generally defined as the period that ends on the first day of any quarter beginning after December 31, 2006 if (1) we have distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four quarter periods; and (2) our adjusted operating surplus, as defined in our partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable us to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods. In addition, one-quarter of the subordinated units may convert to common units on a one-for-one basis after December 31, 2004, and one-quarter of the subordinated units may convert to common units on a one-for-one basis after December 31, 2005, if we meet the tests set forth in our partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

After the subordination period we will, in general, pay cash distributions each quarter in the following manner:

..     First, 98% to all unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

..     Thereafter, as described in the paragraph and table below.

As presented in the table below, if cash distributions exceed $0.50 per unit in a quarter, our general partner will receive increasing percentages, up to 50%, of the cash we distribute in excess of that amount. We refer to these distributions as "incentive distributions." The amounts shown in the table below under "Percentage of Distributions" are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column "Quarterly Distribution Amount per Unit," until the available cash that we distribute reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

        Quarterly Distribution           Percentage of Distribution
      --------------------------     ----------------------------------
            Amount per Unit
            ---------------          Unitholders        General Partner
                                     -----------        ---------------
      ------------------------------------------------------------------
      $0.450                             98%                  2%
      ------------------------------------------------------------------
      Up to $0.500                       98%                  2%
      ------------------------------------------------------------------
      Above $0.500 up to $0.575          85%                  15%
      ------------------------------------------------------------------
      Above $0.575 up to $0.700          75%                  25%
      ------------------------------------------------------------------
      Above $0.700                       50%                  50%
      ------------------------------------------------------------------

There is no guarantee that we will pay the minimum quarterly distribution on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our credit facility or the senior notes (Please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Use of Proceeds

On February 4, 2002, our Registration Statement on Form S-1 (Registration No. 333-71968), filed with the Securities and Exchange Commission, became effective. Pursuant to the Registration Statement, on February 4, 2002, we sold 5,000,000 common units to the public at a price of $20.25 per unit for aggregate gross proceeds of $101.3 million. Subsequent to the initial public offering, the underwriters exercised their over-allotment option for 750,000 additional common units at a price of $20.25 per unit for aggregate gross proceeds of $15.1 million. Underwriting fees paid in connection with these transactions were $6.7 million and $1.0 million, respectively. On February 8, 2002, the closing date of our initial public offering, we received net proceeds of $108.7 million (including proceeds of the over-allotment option). The aggregate offering price of 5,750,000 Common Units was $116.4 million, and the aggregate underwriting fees were $7.7 million. We used approximately $6.4 million of the net proceeds to pay expenses associated with the initial public offering and related formation transactions, which consisted primarily of legal, accounting and other professional services costs. The remaining $102.3 million of net proceeds is being used to increase working capital to the level necessary for the operation of our business, thereby establishing working capital that was not contributed to us by Sunoco, Inc. in connection with our formation. The underwriters of our initial public offering were Lehman Brothers, Salomon Smith Barney, UBS Warburg, Banc of America Securities, Wachovia Securities and Credit Suisse First Boston.

In addition, concurrent with the closing of the initial public offering, Sunoco Logistics Partners Operations L.P., our wholly owned operating subsidiary, issued $250.0 million of 7.25% Senior Notes due 2012 ("Notes") in an offering exempt from registration under the Securities Act of 1933. The notes were issued at a price of 99.325% of their principal amount. Gross proceeds from this offering were $248.3 million and aggregate underwriting discounts and commissions were $1.6 million. Net proceeds were $246.7 million. Expenses incurred in connection with the issuance of the Notes were approximately $1.4 million, which consisted primarily of legal, accounting and other professional services costs. The initial purchasers of the Notes were Lehman Brothers, Credit Suisse First Boston, Salomon Smith Barney, UBS Warburg, Banc of America Securities and Wachovia Securities.

The $245.3 million of net proceeds from the sale of the Notes were distributed to Sunoco, Inc. and its affiliates.

ITEM 6. SELECTED FINANCIAL DATA

On February 8, 2002, we completed our initial public offering and related transactions whereby we became the successor to a substantial portion of the wholly-owned logistics operations of Sunoco, Inc. and its subsidiaries.

The selected financial data for Sunoco Logistics Partners L.P. for 1998, 1999, 2000 and 2001 are derived from the audited combined financial statements of Sunoco Logistics Partners L.P., which reflect historical cost-basis amounts of Sunoco Logistics (Predecessor), our predecessor. The selected financial data for Sunoco Logistics Partners L.P. for 1997 are derived from the unaudited combined financial statements of our predecessor.

We define EBITDA as operating income plus depreciation and amortization. EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. You should not consider EBITDA as an alternative to net income, income before income taxes, cash flows from operations, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States. Our EBITDA may not be comparable to EBITDA or similarly titled measures of other entities as other entities may not calculate EBITDA in the same manner as we do.

For the periods presented, Sunoco R&M was the primary or exclusive user of our inland refined product terminals, our Fort Mifflin Terminal Complex, and our Marcus Hook Tank Farm. Historically, most of the terminalling and throughput services provided by Sunoco Logistics (Predecessor) for Sunoco R&M's refining and marketing operations were at fees that enabled us to recover our costs, but not to generate any operating income. Accordingly, historical EBITDA for those assets was equal to their depreciation and amortization.

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are capital expenditures made to expand the existing operating capacity of our assets, whether through construction or acquisition. We treat repair and maintenance expenditures that do not extend the useful life of existing assets as operating expenses as we incur them. The maintenance capital expenditures for the periods presented include several one-time projects to upgrade our technology, increase reliability, and lower our cost structure.

Throughput is the total number of barrels per day transported on a pipeline system or through a terminal and includes barrels ultimately transported to a delivery point on another pipeline system.

The following table should be read together with, and is qualified in its entirety by reference to, the financial statements and accompanying notes of Sunoco Logistics Partners L.P. included in Item 8. "Financial Statements and Supplementary Data." The table should be read together with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         SUNOCO LOGISTICS PARTNERS L.P.

                                                                                Year Ended December 31,
                                                      ---------------------------------------------------------------------------
                                                          1997           1998           1999/1/           2000           2001
                                                      -----------    -----------     -----------       -----------    -----------
                                                                            (in thousands, except operating data)
Income Statement Data:
Revenues:
  Sales and other operating revenue
    Affiliates ....................................   $   766,151    $   570,332     $   764,133       $ 1,301,079    $ 1,067,182
    Unaffiliated customers ........................       108,493        124,869         210,069           507,532        545,822
  Other income/2/ .................................         3,894          5,022           6,133             5,574          4,774
                                                      -----------    -----------     -----------       -----------    -----------
Total revenues ....................................       878,538        700,223         980,335         1,814,185      1,617,778
                                                      -----------    -----------     -----------       -----------    -----------
Costs and expenses:
  Cost of products sold and operating
    Expenses ......................................       770,091        583,587         866,610         1,699,541      1,503,156
  Depreciation and amortization ...................        18,194         18,622          19,911            20,654         25,325
  Selling, general and administrative
    Expenses ......................................        29,811         29,890          27,461            34,683         35,956
                                                      -----------    -----------     -----------       -----------    -----------
Total costs and expenses ..........................       818,096        632,099         913,982         1,754,878      1,564,437
                                                      -----------    -----------     -----------       -----------    -----------
Operating income ..................................        60,442         68,124          66,353            59,307         53,341
Net interest cost and debt expense ................         8,675          7,117           6,487            10,304         10,980
                                                      -----------    -----------     -----------       -----------    -----------
Income before income tax expense ..................        51,767         61,007          59,866            49,003         42,361
Income tax expense ................................        19,494         23,116          22,488            18,483         15,594
                                                      -----------    -----------     -----------       -----------    -----------
Net income ........................................   $    32,273    $    37,891     $    37,378       $    30,520    $    26,767
                                                      ===========    ===========     ===========       ===========    ===========

Cash Flow Data:
Net cash provided by operating activities .........   $    36,313    $    44,950     $   125,165       $    79,116    $    27,238
Net cash used in investing activities .............   $   (36,594)   $   (36,933)    $   (75,120)      $   (77,292)   $   (73,079)
Net cash provided by (used in) financing
  Activities ......................................   $       281    $    (8,017)    $   (50,045)      $    (1,824)   $    45,841
Capital expenditures:
  Maintenance .....................................   $    26,680    $    28,420     $    32,312       $    39,067    $    53,628
  Expansion .......................................         8,428          8,527          49,556/1/         18,854         19,055
                                                      -----------    -----------     -----------       -----------    -----------
Total capital expenditures ........................   $    35,108    $    36,947     $    81,868/1/    $    57,921    $    72,683
                                                      ===========    ===========     ===========       ===========    ===========

EBITDA ............................................   $    78,636    $    86,746     $    86,264       $    79,961    $    78,666

Balance Sheet Data (at period end):
Net properties, plants and equipment ..............   $   412,312    $   430,848     $   481,967       $   518,605    $   566,359
Total assets ......................................   $   596,478    $   528,279     $   712,149       $   845,956    $   789,201
Total debt /3/ ....................................   $    90,000    $    90,225     $    95,287       $   190,043    $   144,781
Net parent investment .............................   $   205,604    $   235,478     $   223,083       $   157,023    $   274,893

Operating Data (bpd):
Eastern Pipeline System throughput/4/ .............       522,170        520,627         542,843           535,510        544,874
Terminal Facilities throughput ....................     1,166,661      1,163,907       1,245,189         1,281,231      1,156,927
Western Pipeline System throughput ................       258,931        253,124         252,098           295,991        287,237
Crude oil purchases at wellhead ...................       163,736        155,606         145,425           176,964        181,448

----------
/1/ On October 1, 1999, Sunoco Logistics Partners L.P. acquired the crude oil transportation and marketing operations of Pride Companies, L.P. ("Pride") for $29.6 million in cash and the assumption of $5.3 million of debt. We have included the purchase price of this acquisition in expansion capital expenditures.
/2/ Includes equity income from our investment in Explorer Pipeline Company, a joint venture in which we own a 9.4% interest.
/3/   Includes current portion and debt due affiliate.
/4/ Excludes amounts attributable to our 9.4% ownership interest in Explorer Pipeline Company and our interrefinery pipelines. Also excludes amounts attributable to our Toledo, Twin Oaks, and Linden transfer pipelines, which transport large volumes over short distances and generate minimal revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Sunoco Logistics L.P. should be read in conjunction with the combined financial statements of Sunoco Logistics Partners L.P. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information.

Introduction

We are a Delaware limited partnership formed on October 15, 2001 to acquire, own, and operate refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast and Midwest United States. Most of these assets support Sunoco, Inc. (R&M), a wholly owned refining and marketing subsidiary of Sunoco, Inc. ("Sunoco R&M").

General

We conduct business through three segments: our Eastern Pipeline System, our Terminal Facilities, and our Western Pipeline System. Our Eastern Pipeline System primarily transports refined products in the Northeast and Midwest United States largely for three of Sunoco R&M's refineries and transports crude oil in Ohio and Michigan. This system also includes our interrefinery pipeline between Sunoco R&M's Marcus Hook and Philadelphia refineries and our 9.4% ownership interest in Explorer Pipeline Company, a joint venture that owns a refined product pipeline located in the Midwest United States. Our Terminal Facilities business includes our network of 32 refined product terminals in the Northeast and Midwest United States that distribute products primarily to Sunoco R&M's retail outlets, our Nederland marine crude oil terminal on the Texas Gulf Coast, and a liquefied petroleum gas ("LPG") storage facility in the Midwest. Our Terminal Facilities business also owns and operates refinery related assets, including one inland and two marine crude oil terminals and related pipelines that supply all of the crude oil processed by Sunoco R&M's Philadelphia refinery and a refined product storage terminal used by Sunoco R&M's Marcus Hook refinery. Our Western Pipeline System owns and operates crude oil trunk and gathering pipelines and purchases and markets crude oil primarily in Oklahoma and Texas for Sunoco R&M's Tulsa, Oklahoma and Toledo, Ohio refineries and for other customers.

Eastern Pipeline System

We generate revenue by charging shippers tariffs for transporting refined products and crude oil through our pipelines. The amount of revenue we generate depends on the level of these tariffs and the throughput in our pipelines. When transporting barrels, we charge a tariff based on the point of origin and the ultimate destination, even if the barrel moves through more than one pipeline segment to reach its destination. For example, on the Philadelphia, Pennsylvania to Buffalo, New York pipeline segment, we have separate tariffs depending on whether the ultimate destination from Philadelphia is Rochester, New York or Buffalo, New York.

The tariffs for our interstate common carrier pipelines are regulated by the Federal Energy Regulatory Commission ("FERC"). The rate making methodology for these pipelines is price indexing. This methodology provides for increases in tariff rates based upon changes in the producer price index. Competition, however, may constrain the tariffs we charge. We also lease to Sunoco R&M, for a fixed amount escalating annually at 1.67%, three pipelines between Sunoco R&M's Marcus Hook and Philadelphia refineries, as well as a pipeline from our Paulsboro terminal to the Philadelphia International Airport for the delivery of jet fuel.

The crude oil and refined product throughput in our pipelines is directly affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our pipelines. Demand for gasoline in most markets peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. Demand for heating oil and other distillate fuels tends to peak during the winter heating season, and declines during the spring and summer months. The supply of crude oil to our Eastern Pipeline System depends upon the level of crude oil production in Canada, which has increased in recent years. Demand for crude oil transported to refineries for processing is driven by refining margins (the price of refined products compared to the price of crude oil and refining costs), unscheduled downtime at refineries and the amount of turnaround activity, when refiners shut down selected portions of the refinery for scheduled maintenance.

The operating income generated by our Eastern Pipeline System depends not only on the volumes transported on the pipelines and the level of the tariff charged, but also on the fixed costs and, to a much lesser extent, the variable costs of operating the pipelines. Fixed costs are typically related to maintenance, insurance, control rooms, telecommunications, pipeline field and support personnel and depreciation. Variable costs, such as fuel and power costs to run pump stations along the pipelines, fluctuate with throughput.

Terminal Facilities

Historically, most of the terminalling and throughput services we have provided for Sunoco R&M were at fees that enabled us to recover our costs but not generate operating income. Upon the closing of our initial public offering in February 2002, we entered into a pipelines and terminals storage and throughput agreement with Sunoco R&M under which we charge Sunoco R&M fees comparable to those charged in arm's-length, third-party transactions. Under this agreement, Sunoco R&M pays us a minimum level of revenues for terminalling refined products and crude oil and agrees to certain minimum throughputs at our Inkster Terminal, Fort Mifflin Terminal Complex, and Marcus Hook Tank Farm. (See "Agreements with Sunoco R&M and Sunoco, Inc." and Item 13. "Certain Relationships and Related Transactions.") Under this agreement, operating income from terminalling and storage activities depends on throughput and storage volume and the level of fees charged for terminalling and storage services, as well as the fixed and variable costs of operating these facilities.

We generate revenue at our Nederland Terminal by charging storage and throughput fees for crude oil and other petroleum products. The operating income generated at this facility depends on storage and throughput volumes and the level of fees charged for these services, as well as the fixed and variable costs of operating the terminal. The absolute price level of crude oil and refined products does not directly affect terminalling and storage fees, although they are affected by the absolute levels of supply and demand for these products.

Western Pipeline System

The Western Pipeline System consists of our crude oil pipelines and gathering systems as well as our crude oil acquisition and marketing operations.

The factors affecting the operating results of our crude oil pipelines and gathering systems are substantially similar to the factors affecting the operating results of our pipelines in the Eastern Pipeline System described above. The operating results of our crude oil acquisition and marketing operations are dependent on our ability to sell crude oil at a price in excess of our aggregate cost. We believe gross margin, which is equal to sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization, is a key measure of financial performance for the Western Pipeline System.

Our crude oil acquisition and marketing operations generate substantial revenues and cost of sales because they reflect the sales price and cost of the significant volumes of crude oil we buy and sell. However, the absolute price levels for crude oil normally do not bear a relationship to gross margin, although these price levels significantly impact revenues and cost of products sold. As a result, period-to-period variations in revenues and cost of sales are not generally meaningful in analyzing the variation in gross margin for our crude oil acquisition and marketing operations.

In general, we purchase crude oil at the wellhead from local producers and in bulk at major pipeline connection and marketing points. We also enter into transactions with third parties in which we exchange one grade of crude oil for another grade that more nearly matches our delivery requirement or the preferences of our customers. Bulk purchases and sales and exchange transactions are characterized by large volumes and much smaller margins than are sales of crude oil purchased at the wellhead. As we purchase crude oil, we establish a margin by selling or exchanging the crude oil for physical delivery of other crude oil to Sunoco R&M and third-party customers, such as independent refiners or major oil companies, thereby reducing exposure to price fluctuations. This margin is determined by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs related to acquisition and transportation. Changes in the absolute price level for crude oil do not materially impact our margin, as we attempt to maintain positions that are substantially balanced between crude oil purchases and sales.

Because we attempt to maintain balanced positions, we are able to minimize basis risk, which occurs when crude oil is purchased based on a crude oil specification that is different from the countervailing sales arrangement. Specification differences include grades or types of crude oil, variability in lease crude oil barrels produced, individual refinery demand for specific grades of crude oil, relative market prices for the different grades of crude oil, customer location, availability of transportation facilities, timing, and costs (including storage) involved in delivering crude oil to the customer. Our policy is only to purchase crude oil for which we have a market and to structure our sales contracts so that crude oil price fluctuations do not materially affect the margin that we receive. We do not acquire and hold any futures contracts or other derivative products for any purpose.

We operate our crude oil acquisition and marketing activities differently as market conditions change. During periods when there is a higher demand than supply of crude oil in the near term, the market is in backwardation, meaning that the price of crude oil in a given month exceeds the price of crude oil for delivery in subsequent months. A backwardated market has a positive impact on marketing margins because crude oil marketers can continue to purchase crude oil from producers at a fixed premium to posted prices while selling crude oil at a higher premium to such prices. In backwardated markets, we purchase crude oil and contract for its sale as soon as possible. When the demand for crude oil is weak, the market for crude oil is often in contango, meaning that the price of crude oil in a given month is less than the price of crude oil for delivery in subsequent months. In a contango market, marketing margins are adversely impacted, as crude oil marketers are unable to capture the premium to posted prices described above. However, this unfavorable market condition can be mitigated by storing crude oil because storage owners at major trading locations can simultaneously purchase production at current prices for storage and sell at higher prices for future delivery. As a result, in a contango market we will purchase crude oil and contract for its delivery in future months to capture the price difference.

Agreements with Sunoco R&M and Sunoco, Inc.

Upon the closing of our initial public offering, we entered into the following agreements:

Pipelines and Terminals Storage and Throughput Agreement

Under this agreement, Sunoco R&M is paying us fees generally comparable to those charged by third parties to:

..     transport on our refined product pipelines or throughput in our 32 inland refined product terminals an amount of refined products that will produce at least $75.0 million of revenue in the first year, escalating at 1.67% per year for the next four years. In addition, Sunoco R&M will pay us to transport on our refined product pipelines an amount of refined products that will produce at least $54.3 million of revenue in the sixth year and at least $55.2 million of revenue in the seventh year. Sunoco R&M will pay the published tariffs on the pipelines and contractually agreed upon fees at the terminals;

..     receive and deliver at least 130,000 bpd of refined products per year at our Marcus Hook Tank Farm for five years. In the first year, we will receive a fee of $0.1627 per barrel for the first 130,000 bpd and $0.0813 per barrel for volumes in excess of 130,000 bpd. These fees will escalate at the rate of 1.67% per year;

..     store 975,734 barrels of LPG per year at our Inkster Terminal, which represents all of our LPG storage capacity at this facility. In the first year of this seven-year agreement, we will receive a fee of $2.04 per barrel of committed storage, a fee of $0.204 per barrel for receipts greater than 975,734 barrels per year and a fee of $0.204 per barrel for deliveries greater than 975,734 barrels per year. These fees will escalate at the rate of 1.875% per year;

..     receive and deliver at least 290,000 bpd of crude oil or refined products per year at our Fort Mifflin Terminal Complex for seven years. In the first year, we will receive a fee of $0.1627 per barrel for the first 180,000 bpd and $0.0813 per barrel for volumes in excess of 180,000 bpd. These fees will escalate at the rate of 1.67% per year; and

..     transport or cause to be transported an aggregate of at least 140,000 bpd of crude oil per year on our Marysville to Toledo, Nederland to Longview, Cushing to Tulsa, Barnsdall to Tulsa, and Bad Creek to Tulsa crude oil pipelines at the published tariffs for a term of seven years.

If Sunoco R&M fails to meet its minimum obligations pursuant to the contract terms set forth above, it will be required to pay us in cash the amount of any shortfall, which may be applied as a credit in the following year after Sunoco R&M's minimum obligations are met.

Sunoco R&M's obligations under this agreement may be permanently reduced or suspended if Sunoco R&M (1) shuts down or reconfigures one of its refineries (other than planned maintenance turnarounds), or is prohibited from using MTBE in the gasoline it produces, and (2) reasonably believes in good faith that such event will jeopardize its ability to satisfy these obligations.

From time to time, Sunoco, Inc. may be presented with opportunities by third parties with respect to its refinery assets. These opportunities may include offers to purchase and joint venture propositions. Sunoco, Inc. is also continually considering changes to its refineries. Those changes may involve new facilities, reduction in certain operations or modifications of facilities or operations. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Sunoco, Inc. has advised us that although it continually considers the types of matters referred to above, it is not currently proceeding with any transaction or plan that it believes is likely to result in any reconfigurations or other operational changes in any of its refineries served by our assets that would have a material effect on Sunoco R&M's business relationship with us. Further, Sunoco, Inc. has also advised us that it is not considering a shutdown of any of its refineries served by our assets. Sunoco, Inc. is, however, actively managing its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future.

To the extent Sunoco R&M does not extend or renew the pipelines and terminals storage and throughput agreement, our financial condition and results of operations may be adversely affected. Our assets were constructed or purchased to service Sunoco R&M's refining and marketing supply chain and are well-situated to suit Sunoco R&M's needs. As a result, we would expect that even if this agreement is not renewed, Sunoco R&M would continue to use our pipelines and terminals. However, we cannot assure you that Sunoco R&M will continue to use our facilities or that we will be able to generate additional revenues from third parties. Please see "Risks Inherent in Our Business."

Omnibus Agreement

Historically, Sunoco, Inc. has allocated a portion of its general and administrative expenses to its pipeline, terminalling, and storage operations to cover costs of centralized corporate functions such as legal, accounting, treasury, engineering, information technology, and insurance. The allocation was $9.0 million, $10.1 million, and $10.8 million for the years ended December 31, 1999, 2000 and 2001.

Under an omnibus agreement with Sunoco, Inc. we are paying Sunoco, Inc. or our general partner an annual administrative fee, initially in the amount of $8.0 million, for the provision by Sunoco, Inc. or its affiliates of various general and administrative services for our benefit for three years following the initial public offering. The $8.0 million fee includes expenses incurred by Sunoco, Inc. and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee does not include salaries of pipeline and terminal personnel or other employees of our general partner, including senior executives, or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits. We have no employees. We will also reimburse Sunoco, Inc. and its affiliates for direct expenses they incur on our behalf. We are currently incurring additional general and administrative costs, including costs for tax return preparation, annual and quarterly reports to unitholders, investor relations, registrar and transfer agent fees, and other costs related to operating as a separate publicly held entity. We estimate that these incremental costs will be approximately $4.0 million per year, including incremental insurance costs.

The omnibus agreement also requires Sunoco R&M to: reimburse us for any operating expenses and capital expenditures in excess of $8.0 million per year in each year from 2002 to 2006 that are made to comply with the DOT's pipeline integrity management rule, subject to a maximum aggregate reimbursement of $15.0 million over the five-year period; complete, at its expense, certain tank maintenance and inspection projects currently in progress or expected to be completed at the Darby Creek Tank Farm within one year; and reimburse us for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements.

The omnibus agreement also provides that Sunoco, Inc. will indemnify us for certain environmental, toxic tort and other liabilities. For a further description of this indemnification, please see "Environmental Matters."

Please see Item 13. "Certain Relationships and Related Transactions", for a more complete description of the Omnibus Agreement.

Interrefinery Lease Agreement

Under a 20-year lease agreement, Sunoco R&M will pay us $5.1 million in the first year to lease the 58 miles of interrefinery pipelines between Sunoco R&M's Philadelphia and Marcus Hook refineries, escalating at 1.67% per year for the next 19 years.

Crude Oil Purchase Agreement

Sunoco R&M will purchase from us at market-based rates particular grades of crude oil that our crude oil acquisition and marketing business purchases for delivery to pipelines in: Longview, Trent, Tye, and Colorado City, Texas; Haynesville, Louisiana; Marysville and Lewiston, Michigan; and Tulsa, Oklahoma. At Marysville and Lewiston, Michigan, we exchange Michigan sweet and Michigan sour crude oil we own for domestic sweet crude oil supplied by Sunoco R&M at market-based rates. These agreements, which will have an initial term of two months, will automatically renew on a monthly basis unless terminated by either party on 30 days' written notice. Sunoco R&M has indicated that it has no current intention to terminate these agreements.

License Agreement

We have granted to Sunoco, Inc. and certain of its affiliates, including our general partner, a license to our intellectual property so that our general partner can manage our operations and create intellectual property using our intellectual property. Our general partner will assign to us the new intellectual property it creates in operating our business. Our general partner has also licensed to us certain of its own intellectual property for use in the conduct of our business and we have licensed to our general partner certain of our intellectual property for use in the conduct of its business. The license agreement has also granted to us a license to use the trademarks, trade names, and service marks of Sunoco, Inc. in the conduct of our business.

Treasury Services Agreement

We have entered into a treasury services agreement with Sunoco, Inc. pursuant to which, among other things, we are participating in Sunoco, Inc.'s centralized cash management program. Under this program, all of our cash receipts and cash disbursements are processed, together with those of Sunoco, Inc. and its other subsidiaries, through Sunoco, Inc.'s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balance will be settled periodically, but no less frequently than at the end of each month. Amounts due from Sunoco, Inc. and its subsidiaries earn interest at a rate equal to the average rate of our third-party money market investments, while amounts due to Sunoco, Inc. and its subsidiaries bear interest at a rate equal to the interest rate provided in our revolving credit facility.

Results of Operations

                                                                          Year Ended December 31,
                                                                   -----------------------------------
                                                                     1999         2000          2001
                                                                   --------   ----------   -----------
                                                                             (in thousands)
Combined Statements of Income
Sales and other operating revenue:
  Affiliates ...................................................   $764,133   $1,301,079   $ 1,067,182
  Unaffiliated customers .......................................    210,069      507,532       545,822
Other income ...................................................      6,133        5,574         4,774
                                                                   --------   ----------   -----------
Total revenues .................................................    980,335    1,814,185     1,617,778
                                                                   --------   ----------   -----------
Cost of products sold and operating expenses ...................    866,610    1,699,541     1,503,156
Depreciation and amortization ..................................     19,911       20,654        25,325
Selling, general and administrative expenses ...................     27,461       34,683        35,956
                                                                   --------   ----------   -----------
Total costs and expenses .......................................    913,982    1,754,878     1,564,437
                                                                   --------   ----------   -----------
Operating income ...............................................     66,353       59,307        53,341
Net interest expense ...........................................      6,487       10,304        10,980
                                                                   --------   ----------   -----------
Income before income tax expense ...............................     59,866       49,003        42,361
Income tax expense .............................................     22,488       18,483        15,594
                                                                   --------   ----------   -----------
Net income .....................................................   $ 37,378   $   30,520   $    26,767
                                                                   ========   ==========   ===========

Segment Operating Income

Eastern Pipeline System
Sales and other operating revenue:
  Affiliates ...................................................   $ 70,177   $   69,027   $    69,631
  Unaffiliated customers .......................................     19,472       19,323        21,059
Other income ...................................................      5,500        4,592         4,749
                                                                   --------   ----------   -----------
Total revenues .................................................     95,149       92,942        95,439
                                                                   --------   ----------   -----------
Cost of products sold and operating expenses ...................     38,633       41,174        42,784
Depreciation and amortization ..................................      7,929        8,272         9,778
Selling, general and administrative expenses ...................     10,086       12,432        12,984
                                                                   --------   ----------   -----------
Total costs and expenses .......................................     56,648       61,878        65,546
                                                                   --------   ----------   -----------
Operating income ...............................................   $ 38,501   $   31,064   $    29,893
                                                                   ========   ==========   ===========

Terminal Facilities
Sales and other operating revenue:
  Affiliates ...................................................   $ 38,329   $   44,356   $    43,628
  Unaffiliated customers .......................................     29,166       31,042        30,273
Other income (loss) ............................................        356          430           (85)
                                                                   --------   ----------   -----------
Total revenues .................................................     67,851       75,828        73,816
                                                                   --------   ----------   -----------
Cost of products sold and operating expenses ...................     33,588       39,390        36,488
Depreciation and amortization ..................................      8,457        8,616        11,094
Selling, general and administrative expenses ...................      9,039       10,666        10,158
                                                                   --------   ----------   -----------
Total costs and expenses .......................................     51,084       58,672        57,740
                                                                   --------   ----------   -----------
Operating income ...............................................   $ 16,767   $   17,156   $    16,076
                                                                   ========   ==========   ===========

Western Pipeline System
Sales and other operating revenue:
  Affiliates ...................................................   $655,627   $1,187,696   $   953,923
  Unaffiliated customers .......................................    161,431      457,167       494,490
Other income ...................................................        277          552           110
                                                                   --------   ----------   -----------
Total revenues .................................................    817,335    1,645,415     1,448,523
                                                                   --------   ----------   -----------
Cost of products sold and operating expenses ...................    794,389    1,618,977     1,423,884
Depreciation and amortization ..................................      3,525        3,766         4,453
Selling, general and administrative expenses ...................      8,336       11,585        12,814
                                                                   --------   ----------   -----------
Total costs and expenses .......................................    806,250    1,634,328     1,441,151
                                                                   --------   ----------   -----------
Operating income ...............................................   $ 11,085   $   11,087   $     7,372
                                                                   ========   ==========   ===========

Operating Highlights

                                                     Year Ended December 31,
                                            ------------------------------------
                                                1999         2000         2001
                                            ----------   ----------   ----------
Eastern Pipeline System/1/:
Pipeline throughput (bpd):
  Refined products/2/ ...................      461,379      444,046      446,648
  Crude oil .............................       81,464       91,464       98,226
Total shipments (barrel miles per day)/3/   56,136,819   54,910,640   55,198,189
Tariffs per barrel mile((cent)) .........        0.438        0.440        0.450

Terminal Facilities:
Terminal throughput (bpd):
  Refined product terminals .............      251,627      266,212      272,698
  Nederland Terminal ....................      544,624      566,941      427,194
  Fort Mifflin Terminal Complex .........      306,534      314,623      318,545
  Marcus Hook Tank Farm .................      142,404      133,455      138,490

Western Pipeline System:
Crude oil pipeline throughput (bpd) .....      252,098      295,991      287,237
Crude oil purchases at wellhead (bpd) ...      145,425      176,964      181,448
Gross margin per barrel((cent))/4/ ......         20.8         20.4         19.1

----------
/1/ Excludes amounts attributable to our 9.4% ownership interest in the Explorer Pipeline Company joint venture.
/2/ Excludes Toledo, Twin Oaks, and Linden transfer pipelines, which transport large volumes over short distances and generate minimal revenues.
/3/ Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
/4/ Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.


Year Ended December 31, 2001 versus Year Ended December 31, 2000

Analysis of Combined Statements of Income

Sales and other operating revenue for 2001 were $1,613.0 million as compared to $1,808.6 million for 2000, a decrease of $195.6 million. This decrease was primarily due to lower crude oil sales revenue resulting from a decline in crude oil prices. During 2001, the average price of West Texas Intermediate ("WTI") crude oil, at Cushing, Oklahoma, the benchmark crude oil in the United States, dropped to $25.92 per barrel from $30.20 per barrel.

Other income was $4.8 million for 2001 versus $5.6 million for 2000. This $0.8 million decrease was primarily due to lower dividend income from an insurance consortium in which Sunoco, Inc. participates and the absence of our allocated portion of a gain recognized in 2000 attributable to the receipt of stock by Sunoco, Inc. in connection with an insurance company demutualization. We allocated these insurance-related gains to each of our business segments. Partially offsetting these lower gains was a $0.5 million increase in Explorer equity income to $4.3 million for 2001 from $3.8 million for 2000. Cash dividends paid to us by Explorer approximate the equity income earned by us from that investment. The increase in Explorer equity income was due to the absence of the adverse impact of a refined product spill that occurred in March 2000.

Total cost of products sold and operating expenses decreased $196.3 million to $1,503.2 million for 2001 from $1,699.5 million in 2000. This decrease was primarily due to the decline in crude oil prices described above.

Approximately 90% of our sales and other operating revenue and 95% of our cost of products sold and operating expenses are attributable to our crude oil acquisition and marketing activities in our Western Pipeline System. However, the critical profitability factor for these activities is the gross margin, not the absolute level of revenues and expenses.

Depreciation and amortization was $25.3 million for 2001 compared to $20.7 million in 2000. This $4.6 million increase was primarily due to recent capital expenditures. A $1.4 million write-off of refined product terminal equipment also contributed to the increase.

Selling, general and administrative expenses were $36.0 million in 2001 compared to $34.7 million in 2000. Selling, general and administrative expenses include amounts allocated to us by Sunoco, Inc. to cover the costs of centralized corporate functions incurred on our behalf. These costs totaled $10.8 million and $10.1 million in 2001 and 2000, respectively.

Net interest expense was $11.0 million for 2001 versus $10.3 million in 2000. This $0.7 million increase was primarily due to lower capitalized interest. Income tax expense decreased as a result of the decrease in pretax earnings. The effective tax rate decreased to 37% in 2001 from 38% in 2000.

Analysis of Segment Operating Income

Eastern Pipeline System. Operating income in our Eastern Pipeline System was $29.9 million in 2001 compared to $31.1 million in 2000. This $1.2 million decrease was due to a $3.7 million increase in total costs and expenses, partially offset by a $2.4 million increase in sales and other operating revenue and a $0.1 million increase in other income. Total pipeline throughput for 2001 increased 9,364 bpd, or 2% compared to 2000, while shipments in barrel miles increased 1%. The average tariff per barrel mile increased to 0.450(cent) per barrel for 2001 from 0.440(cent) per barrel for 2000.

The $3.7 million increase in total costs and expenses was due to increases in operating expenses of $1.6 million primarily due to additional environmental remediation costs associated with a prior-period pipeline leak, increases in depreciation and amortization of $1.5 million due to recent capital expenditures, increases in selling, general and administrative expenses of $0.6 million.

The $2.4 million increase in sales and other operating revenue was primarily due to increased tariff revenue on our Marysville to Toledo crude oil pipeline and our Twin Oaks to Montello, Twin Oaks to Newark, and Toledo to Blawnox refined product pipelines. The higher revenue from the Marysville to Toledo pipeline was due to a 6,762 bpd increase in volumes resulting from higher Canadian crude oil purchases by Sunoco R&M and third parties, a larger percentage of higher-tariff crude oil shipments, and a tariff increase in mid-2001. The increase in revenue on the Twin Oaks to Montello and Twin Oaks to Newark pipelines was attributable to a 4,732 bpd increase in shipments from Sunoco R&M's Marcus Hook refinery, which had a major catcracker turnaround in 2000. The increase in revenue on the Toledo to Blawnox pipeline was due to higher average tariff rates.

The $0.1 million increase in other income was primarily due to the $0.5 million increase in equity income from Explorer discussed above, partially offset by lower allocated insurance-related gains.

Terminal Facilities. Operating income in our Terminal Facilities was $16.1 million in 2001 compared to $17.2 million in 2000. This $1.1 million decrease was primarily due to a 25% decrease in terminal throughput at our Nederland Terminal largely resulting from the absence of Department of Energy sales of crude oil from the Strategic Petroleum Reserve, which occurred primarily during the fourth quarter of 2000. The decline in Nederland Terminal throughput was also due to a reduction in low-tariff throughput at this facility attributable to reduced volumes from one customer of approximately 75,000 bpd. Partially offsetting these factors were storage revenue attributable to a new 660,000 barrel tank placed into service at our Nederland Terminal in September 2000 and lower operating expenses, including costs associated with terminal repair and upgrade projects in 2000 at the Fort Mifflin Terminal.

Historically, most of the terminalling and throughput services we have provided for Sunoco R&M were at fees that enabled us to recover our costs, but not to generate operating income. Accordingly, a $0.9 million decrease in these costs and expenses during 2001 resulted in a corresponding decrease in revenues. The primary cause for these declines was the absence of $6.0 million in charges recognized in 2000 in connection with remediation activities related to a February 2000 crude oil spill at one of our crude oil transfer lines to the Darby Creek Tank Farm. Partially offsetting this factor were higher depreciation and amortization, other environmental remediation expenses, and other general cost increases. The increase in depreciation and amortization was largely due to a $1.4 million write-off of refined product terminal equipment. Recent capital expenditures also contributed to the increase.

Throughput volumes at our inland refined product terminals increased 2% in 2001 primarily due to stronger heating oil and other distillate fuel demand resulting from colder weather. For our refinery-related assets, the average throughput in 2001 increased by 1% at the Fort Mifflin Terminal Complex and 3% at the Marcus Hook Tank Farm.

Western Pipeline System. Operating income in our Western Pipeline System was $7.4 million in 2001 compared to $11.1 million in 2000. This $3.7 million decrease was primarily due to a $2.1 million decrease in gross margin, a $1.2 million increase in selling, general and administrative expenses and a $0.4 million decrease in other income. Crude oil pipeline throughput volumes decreased 3% as a decline in high-tariff throughput was essentially offset by an increase in low-tariff volumes. Gross margin per barrel of pipeline throughput decreased by 1.3(cent) in 2001 versus 2000.

The $2.1 million decrease in gross margin was due to a decrease in margins from crude oil pipeline operations. Crude oil acquisition and marketing margins were essentially unchanged versus 2000. The decline in crude oil pipeline margins was mainly due to lower revenues in our Texas Gulf Coast and East Texas Pipeline system and higher depreciation and amortization expense. The lower revenues were primarily the result of reduced shipments of crude oil through our Nederland to Longview pipeline, which delivers crude oil to the Mid-Valley and BP pipelines at Longview, Texas. Revenues also declined due to lower gathering volumes. The increase in depreciation and amortization expense was primarily due to recent capital expenditures. Also contributing to the decline in crude oil pipeline margins was an increase in pipeline operating expenses due in part to higher electricity prices.

The $1.2 million increase in selling, general and administrative expenses was primarily due to higher allocated costs from Sunoco, Inc. and other general cost increases.

The $0.4 million decrease in other income was due to the lower allocated insurance-related gains.


Year Ended December 31, 2000 versus Year Ended December 31, 1999

Analysis of Combined Statements of Income

Sales and other operating revenues for 2000 were $1,808.6 million compared to $974.2 million for 1999, an increase of $834.4 million. This increase was primarily due to higher crude oil prices and volumes. The average price of WTI at Cushing increased to $30.20 per barrel in 2000 from $19.24 per barrel in 1999. Sales volumes increased 12.7 million barrels, or 32%, during 2000 in large part due to the full-year impact of the acquisition of the crude oil transportation and marketing assets of Pride Companies, L.P., or the West Texas assets, in October 1999.

Other income was $5.6 million in 2000 versus $6.1 million in 1999. This $0.5 million decrease was due to an $0.8 million decline in Explorer equity income to $3.8 million in 2000 from $4.6 million in 1999, due to costs associated with a refined products spill that occurred in March 2000, partially offset by a $0.4 million allocated gain on the receipt of stock by Sunoco, Inc. in connection with an insurance company demutualization.

Total cost of products sold and operating expenses increased $832.9 million to $1,699.5 million in 2000 from $866.6 million in 1999. This increase was primarily due to higher crude oil acquisition prices and purchase volumes.

Depreciation and amortization was $20.7 million in 2000 versus $19.9 million in 1999. This $0.8 million increase was primarily due to recent capital expenditures and the acquisition of the West Texas assets in October 1999.

Selling, general and administrative expenses were $34.7 million in 2000 versus $27.5 million in 1999. This $7.2 million increase was largely due to higher allocated costs attributable to Sunoco, Inc.'s employee incentive compensation and benefit plans. Historically, allocated incentive compensation costs were determined based upon Sunoco, Inc.'s overall financial performance. Future incentive compensation will depend upon our performance.

Higher salaries and wages also contributed to the increase. Selling, general and administrative expenses include amounts allocated to us by Sunoco, Inc., which were $10.1 million and $9.0 million in 2000 and 1999, respectively.

Net interest expense was $10.3 million in 2000 versus $6.5 million in 1999. This $3.8 million increase was primarily due to higher average outstanding borrowings from an affiliate, partially offset by higher capitalized interest. Income tax expense decreased as a result of the decline in pretax earnings. The effective tax rate in both 2000 and 1999 was 38%.

Analysis of Segment Operating Income

Eastern Pipeline System. Operating income in our Eastern Pipeline System was $31.1 million in 2000 compared to $38.5 million in 1999. This $7.4 million decrease was due to a $1.3 million decrease in sales and other operating revenue, a $5.2 million increase in total costs and expenses, and a $0.9 million decrease in other income. Refined product pipeline throughput in 2000 decreased 17,333 bpd, or 4%, compared to 1999, and shipments in barrel miles decreased 2% in the current period. The average tariff per barrel mile increased to 0.440(cent) per barrel in 2000 from 0.438(cent) per barrel in 1999.

The $1.3 million decrease in sales and other operating revenue was due in part to lower tariff revenue from most of our refined product pipelines resulting from decreased production at Sunoco R&M's refineries related to scheduled refinery turnarounds. Also contributing to the lower sales and other operating revenue were decreased sales of heating oil and other distillate fuels by Sunoco R&M at our terminals due to unseasonably warm weather and reduced shipments on our Twin Oaks to Newark pipeline due to higher prices of refined products, particularly gasoline, in the Philadelphia area than in the New York Harbor market. Partially offsetting these negative factors were increased tariff revenues resulting from increased throughput on our Philadelphia to Linden pipeline due to the expansion of the Linden junction and a new connection to a third-party terminal in Syracuse, New York, which allowed Sunoco R&M to shift volumes from competitors' pipelines to our Montello to Syracuse pipeline. Revenues also increased on our Marysville to Toledo crude oil pipeline due to increased processing of Canadian crude oil at Sunoco R&M's Toledo refinery.

The $5.2 million increase in total costs and expenses was due to a $2.5 million increase in operating expenses, a $2.3 million increase in selling, general and administrative expenses, and a $0.4 million increase in depreciation and amortization. The increase in operating expenses was primarily due to the adverse impact of changes in volumetric gains and losses on our pipelines and higher environmental remediation costs largely due to a pipeline leak that occurred in January 2000. The increase in selling, general and administrative expenses was primarily due to higher employee incentive compensation payments and benefit costs and administrative costs allocated to us from Sunoco, Inc.

The $0.9 million decrease in other income was primarily due to the $0.8 million decline in equity income from Explorer discussed above.

Terminal Facilities. Operating income in our Terminal Facilities was $17.2 million in 2000 compared to $16.8 million in 1999. This $0.4 million increase was primarily due to higher revenues at our Nederland Terminal primarily as a result of a 4% increase in terminal throughput. The higher throughput was largely due to U.S. Department of Energy sales of crude oil from the Strategic Petroleum Reserve primarily during the fourth quarter of 2000, which was partially offset by decreased throughput of lubricant products by Sunoco R&M. Also partially offsetting the higher revenues was an increase in operating and administrative expenses largely as a result of higher employee incentive compensation payments and benefit costs and higher utility costs attributable to increases in electricity and fuel prices.

Total costs and corresponding revenues attributable to our inland refined product terminals and refinery-related assets increased $7.0 million as a result of the $6.0 million of charges recognized in 2000 in connection with the remediation activities related to the spill in February 2000 at one of our crude oil transfer lines to the Darby Creek Tank Farm. Higher employee incentive compensation and benefit costs also contributed to the increase.

     Throughput volumes at our inland refined product terminals increased 6% in 2000 primarily due to higher Sunoco R&M retail gasoline sales volumes, particularly in the Midwest. The average throughput of our refinery-related assets was essentially unchanged in 2000 as increased crude oil throughput at Sunoco R&M's Philadelphia refinery offset declines related to scheduled turnaround activity at Sunoco R&M's Marcus Hook refinery.

Western Pipeline System. Operating income in our Western Pipeline System was $11.1 million for both 2000 and 1999. A $3.0 million increase in gross margin was offset by higher selling, general and administrative expenses. Revenues and expenses in the Western Pipeline System increased significantly during 2000 in large part due to the acquisition of the West Texas assets in October 1999, which contributed $4.1 million and $1.3 million to operating income (including gross margin of $4.5 million and $1.4 million) in 2000 and 1999, respectively. Excluding the West Texas assets, gross margin decreased $0.1 million in 2000 primarily due to a decrease in margins from crude oil acquisition and marketing activities, essentially offset by an increase in margins from crude oil pipeline operations.

Crude oil acquisition and marketing margins declined primarily due to increased competitive pressure in 2000 for purchasing crude oil as demand from Midwest refineries increased and domestic production declined. We were unable to pass all of the increase in crude oil acquisition costs on to Sunoco R&M under the terms of a supply agreement. Also contributing to the margin decline was the adverse impact of volumetric gains and losses in our crude oil trucking operations. Partially offsetting these negative factors was the absence of unfavorable litigation settlements recognized in 1999.

The higher crude oil pipeline margin reflects higher gross margin from the 10-inch East Texas pipeline reactivated in July 1999 to transport foreign crude oil for Sunoco R&M's Toledo refinery and additional deliveries on the pipeline to Sunoco R&M's and Sinclair Oil's Tulsa refineries. Partially offsetting these positive factors were increases in salaries and wages, utility costs, and rental expense.

The $3.2 million increase in selling, general and administrative expenses was primarily due to the higher employee incentive compensation and benefit costs and higher administrative costs allocated to us by Sunoco, Inc.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities in 2001 was $27.2 million compared to $79.1 million in 2000 and $125.2 million in 1999. The $51.9 million decrease in net cash provided by operating activities in 2001 was primarily due to a $57.8 million increase in working capital uses pertaining to operating activities, partially offset by an increase in depreciation and amortization of $4.7 million, and deferred income taxes of $3.5 million.

The $57.8 million increase in working capital uses pertaining to operating activities was due to a $33.5 million increase in working capital in 2001 compared to a $24.3 million decrease in working capital in 2000. The increase in working capital in 2001 was primarily a result of the impact of a decline in crude oil prices on receivables and payables from the purchase and sale of crude oil in the Western Pipeline System. During 2000, crude oil prices increased, which caused working capital to decline.

The inverse relationship between crude oil prices and the level of working capital exists because we have more crude oil payables than receivables and because we use the last-in, first-out method of accounting for crude oil inventories in our crude oil acquisition and marketing activities. Crude oil payables exceed crude oil receivables largely due to the absence of a crude oil receivable from Sunoco R&M. Historically, receivables from Sunoco R&M have been settled immediately through the net parent investment account. The following example illustrates this inverse relationship. As crude oil prices increase, the carrying amount of inventory does not change under the last-in, first-out method of accounting, while both crude oil receivables and payables increase. Because crude oil payables exceed crude oil receivables, the impact of the price increase on payables is greater, resulting in a reduction in working capital. Upon completion of the initial public offering in February 2002, payment terms in our crude oil supply contracts with Sunoco R&M now result in crude oil receivables, lowering the net crude oil payable and reducing the impact of changes in crude oil prices on net cash provided by operating activities.

The $46.1 million decrease in net cash provided by operating activities in 2000 was largely due to a $35.5 million decrease in working capital sources pertaining to operating activities and a $6.9 million decrease in net income. The decrease in working capital sources during 2000 was primarily due to the impact of crude oil price changes on receivables and payables from the purchase and sale of crude oil in the Western Pipeline System.

Net cash used in investing activities for the years ended December 31, 2001, 2000,and 1999 was $73.1 million, $77.3 million, and $75.1 million, respectively. Capital expenditures were $72.7 million in 2001, $57.9 million in 2000, and $47.0 million in 1999. The other significant investing transactions in the three-year period were the acquisition of the West Texas assets in 1999 for $29.6 million and a loan to The Claymont Investment Company, a wholly owned subsidiary of Sunoco, Inc., of $20.0 million in 2000.

Net cash provided by (used in) financing activities for the years ended December 31, 2001, 2000 and 1999 was $45.8 million, $(1.8) million, and $(50.0) million, respectively. Contributions from (distributions to) Sunoco, Inc. and its affiliates were $91.1 million, $(96.6) million, and $(49.8) million in 2001, 2000 and 1999, respectively. Net proceeds from (repayments of) borrowings from The Claymont Investment Company were $(45.0) million in 2001 and $95.0 million in 2000.

The Claymont Investment Company serves as a lender and borrower of funds to and from Sunoco, Inc. and its subsidiaries, including the predecessor to Sunoco Logistics Partners L.P., to enable those entities to achieve their desired capital structures. Amounts owed to and due from The Claymont Investment Company under these financing arrangements included in the Predecessor's combined balance sheets were not assumed by or contributed to Sunoco Logistics Partners L.P. Furthermore, subsequent to the offering, we will not engage in these types of financing arrangements with The Claymont Investment Company or any other subsidiary of Sunoco, Inc.

Capital Requirements

The pipeline, terminalling, and crude oil storage operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted, and are expected to continue to consist, primarily of:

..     Maintenance capital expenditures, such as those required to maintain equipment reliability, tankage, and pipeline integrity and safety, and to address environmental regulations; and

..     Expansion capital expenditures to acquire complementary assets to grow our business and to expand existing facilities, such as projects that increase storage or throughput volumes.

The following table summarizes maintenance and expansion capital expenditures for the years presented:



                                                      Year Ended December 31,
                                                 ------------------------------
                                                  1999         2000       2001
                                                 -------      -------   -------
                                                          (in thousands)

      Maintenance .............................  $32,312      $39,067   $53,628
      Expansion ...............................   49,556/1/    18,854    19,055
                                                 -------      -------   -------
      Total ...................................  $81,868/1/   $57,921   $72,683
                                                 =======      =======   =======
      ----------
      /1/ Includes purchase of the West Texas assets for $29.6 million in cash and the assumption of $5.3 million of long-term debt.


We estimate that our annual maintenance capital expenditures will be $27.0 million in 2002. These projected maintenance capital outlays are approximately $14.7 million lower than the average annual outlays for 1999-2001. This prior period included several one-time projects to upgrade our technology, increase reliability, and lower our cost structure. We do not believe we will incur these types of expenditures in 2002.

In the area of technology, we completed numerous automation projects, upgraded our metering systems, enhanced various software packages, and replaced pipeline control systems. In addition, we completed numerous asset upgrade projects, including relocating pipelines at the Philadelphia International Airport due to runway and terminal reconfigurations, rebuilds on three pump stations, replacement and upgrade of vapor recovery units at our product terminals and repair and upgrades on the crude oil transfer lines between Hog Island Wharf and the Darby Creek Tank Farm. The crude oil transfer lines, which were historically a part of Sunoco R&M's refining business, did not meet pipeline standards and could not be internally inspected or maintained by conventional leak detection devices prior to completion of this project.

In the area of transportation and safety, the DOT has recently adopted a pipeline integrity management rule. Based on historical integrity tests conducted since 1989, we have estimated that compliance with this rule will cost us approximately $8.0 million per year for five years, or a total of $40.0 million, for all pipelines in our Eastern and Western Pipeline Systems that are subject to this rule. Under the terms of the omnibus agreement, Sunoco R&M will reimburse us for operating expenses and capital expenditures in excess of $8.0 million per year (up to an aggregate maximum of $15.0 million over a five-year period) incurred to comply with the DOT's pipeline integrity management rule.

In addition, Sunoco R&M is, at its expense, completing for the Darby Creek Tank Farm certain tank maintenance and inspection projects now in progress or expected to be completed within one year from the closing of the initial public offering. Sunoco R&M estimates total costs to complete these projects will be approximately $4.0 million. Sunoco R&M will also reimburse us up to $10.0 million in connection with expenditures required at the Darby Creek and Marcus Hook Tank Farms to maintain compliance with existing industry standards and regulatory requirements.

We are reflecting outlays for these programs as operating expenses or capital expenditures, as appropriate. Capital expenditures are being depreciated over their useful lives. Reimbursements by Sunoco R&M are being reflected as capital contributions.

Our typical growth projects consist of new tankage, increased throughput on our existing pipelines, and new connections for deliveries to customers. We anticipate pursuing similar growth projects and acquisitions.

We expect to fund our capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of:

..     borrowing under the revolving credit facility discussed below and other borrowings; and

..     issuance of additional common units.

Initial Public Offering

On February 8, 2002, we issued 5.75 million common units (including 750,000 units issued pursuant to the underwriters' over-allotment option), representing a 24.8% limited partnership interest, in an initial public offering at a price of $20.25 per unit. Proceeds from this offering, which totaled approximately $102 million net of underwriting discounts and offering expenses, were used by us to establish working capital that was not contributed to us by Sunoco, Inc.

Credit Facility

In conjunction with our initial public offering, our operating partnership has entered into a three-year $150.0 million revolving credit facility, which is available to fund our working capital requirements, to finance future acquisitions, and for general partnership purposes. This credit facility includes a $20.0 million distribution sublimit that is available for distributions. We may use the credit facility to fund the minimum quarterly distributions provided the total outstanding borrowings for distributions do not at any time exceed $20.0 million. We will be required to reduce to zero all borrowings under the distribution sublimit under the revolving credit facility each year for 15 days. Currently, we have no borrowings under this credit facility.

Our obligations under the credit facility are unsecured. Indebtedness under the credit facility will rank equally with all the outstanding unsecured and unsubordinated debt of our operating partnership. We may prepay all loans at any time without penalty subject to reimbursement of breakage and redeployment costs in the case of prepayment of LIBOR borrowings.

Indebtedness under the credit facility will bear interest, at our option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50% or the Bank of America prime rate (each plus the applicable margin). We will incur fees in connection with the revolving credit facility. The revolving credit facility will mature in January 2005. At that time, the facility will terminate and all outstanding amounts will be due and payable.

The credit agreement prohibits us from declaring distributions to unitholders if any event of default, as defined in the credit agreement, occurs or would result from the declaration of distributions. In addition, the credit facility contains various covenants limiting our operating partnership's ability to:

..     incur indebtedness;

..     grant certain liens;

..     make certain loans, acquisitions, and investments;

..     make any material change to the nature of our business;

..     acquire another company; or

..     enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries.

The credit facility also contains covenants requiring us to maintain on a rolling-four-quarter basis:

..     a ratio of up to 4:1 of consolidated total debt to consolidated EBITDA
      (each as defined in the credit agreement); and

..     an interest coverage ratio (as defined in the credit agreement) of 3.5:1.

Each of the following will be an event of default under the revolving credit facility:

..     failure to pay any principal, interest, fees, or other amounts when due;

..     failure of any representation or warranty to be true and correct;

..     termination of any material agreement, including the pipelines and terminals storage and throughput agreement and the omnibus agreement;

..     default under any material agreement if such default could have a material adverse effect on us;

..     bankruptcy or insolvency events involving us, our general partner, or our subsidiaries;

..     the entry of monetary judgments, not covered or funded by insurance, against us, our general partner, or any of our or its subsidiaries in excess of $20.0 million in the aggregate or any non-monetary judgment having a material adverse effect;

..     the sale by Sunoco, Inc. of a material portion of its refinery assets or other assets related to its agreements with us unless the purchaser of those assets has a minimum credit rating and fully assumes the rights and obligations of Sunoco, Inc. under those agreements; and

..     failure by Sunoco, Inc. to own, directly or indirectly, 51% of the general partnership interest in us or to control our management and that of our operating partnership.

Senior Notes

Also in connection with our initial public offering, our operating partnership has issued $250 million of senior notes, the net proceeds of which have been distributed to Sunoco, Inc. as additional consideration for its contribution of assets to us. The senior notes were issued pursuant to an indenture, and our obligations under the senior notes are unsecured. Indebtedness under the senior notes rank equally with the credit facility and all the outstanding unsecured and unsubordinated debt of our operating partnership. The senior notes and revolving credit facility have been guaranteed by us and our operating partnership's subsidiaries. The senior notes will mature on February 15, 2012 and bear interest at a rate of 7.25% per annum, payable semi-annually on February 15 and August 15, commencing August 15, 2002. The senior notes are redeemable, at our option, at a make-whole premium calculated on the basis of a discount rate equal to the yield on United States treasury notes having a constant maturity comparable to the remaining term of the senior notes, plus 25 basis points. The senior notes are not subject to any sinking fund provisions.

In addition, the senior notes contain various covenants limiting our operating partnership's ability to:

..     incur certain liens;

..     engage in sale/leaseback transactions; or

..     merge, consolidate, or sell substantially all of our assets.

Each of the following is an event of default under the indenture governing the senior notes:

..     failure to pay interest on any note for 30 days;

..     failure to pay the principal of or any premium on any note when due;

..     failure to perform any other covenant in the indenture that continues for
      60 days after being given written notice;

..     the acceleration of the maturity of any other debt of us or any of our subsidiaries or a default in the payment of any principal or interest in respect of any other indebtedness of us or any of our subsidiaries having an outstanding principal amount of $10.0 million or more individually or in the aggregate and such default shall be continuing for a period of 30 days; or

..     the bankruptcy, insolvency, or reorganization of our operating partnership.

Upon the occurrence of a change of control to a non-investment grade entity, our operating partnership must offer to purchase the senior notes at a price equal to 100% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase. The initial offering of the senior notes was not registered under the Securities Act. However, the holders of the senior notes have certain registration rights.

Environmental Matters

Operation of our pipelines, terminals, and associated facilities are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment. As a result of our compliance with these laws and regulations, we have accrued liabilities for estimated site restoration costs to be incurred in the future at our facilities and properties, including liabilities for environmental remediation obligations. Under our accounting policies, we record liabilities when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. For a discussion of the accrued liabilities and charges against income related to these activities, see Note 7 to the combined financial statements included in Item 8. "Financial Statements and Supplementary Data."

Under the terms of our omnibus agreement with Sunoco, Inc., and in connection with the contribution of our assets by affiliates of Sunoco, Inc., Sunoco, Inc. has agreed to indemnify us for 30 years from environmental and toxic tort liabilities related to the assets contributed to us that arise from the operation of such assets prior to closing. Sunoco, Inc. is obligated to indemnify us for 100% of all losses asserted within the first 21 years of closing. Sunoco, Inc.'s share of liability for claims asserted thereafter will decrease by 10% a year. For example, for a claim asserted during the twenty-third year after closing, Sunoco, Inc. would be required to indemnify us for 80% of our loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco, Inc. Any environmental and toxic tort liabilities not covered by this indemnity will be our responsibility. Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates, and the determination of our liability at multi-party sites, if any, in light of the number, participation levels, and financial viability of other parties. We have agreed to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of our assets that occur on or after the closing of the initial public offering and for environmental and toxic tort liabilities to the extent Sunoco, Inc. is not required to indemnify us.

The use of MTBE continues to be the focus of federal and state government attention due to public health and environmental issues that have been raised by the use of MTBE in gasoline, and specifically the discovery of MTBE in water supplies. MTBE is the primary oxygenate used by Sunoco R&M and other petroleum refiners to meet reformulated gasoline requirements under the Clean Air Act. Many states, including New York and Connecticut, have banned or restricted the use of MTBE in gasoline commencing as early as 2003 in response to concerns about MTBE's adverse impact on ground or surface water. Other states are considering bans or restrictions on MTBE or opting out of the EPA's reformulated gasoline program, either of which events would reduce the use of MTBE. Any ban or restriction on the use of MTBE may lead to the greater use of ethanol.

Unlike MTBE, which can be blended in gasoline at the refinery, ethanol is blended at the terminal and is not transported by our pipelines. While many of our inland-refined product terminals currently blend ethanol, any revenues we would receive for blending ethanol might not offset the loss of revenues we would suffer from the reduced volumes we transport on our Eastern refined product pipelines.

Another significant environmental uncertainty relates to Sunoco R&M's potential capital expenditures to comply with new fuel specifications required under the Clean Air Act, and to respond to the EPA's enforcement initiative under the authority of the Clean Air Act's New Source Review and Prevention of Significant Deterioration, or NSR/PSD, program, including the notices of violation recently received by Sunoco R&M. It is uncertain what Sunoco, Inc. or Sunoco R&M's responses to these emerging issues will be. We cannot assure you that those responses will not reduce Sunoco R&M's obligations under the pipelines and terminals storage and throughput agreement, thereby reducing the throughput in our pipelines, our cash flow, and our ability to make distributions to you.

For more information concerning environmental matters, please see Item 1. "Business- Environmental Regulation."

Impact of Inflation

Although the impact of inflation has slowed in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant, and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation, and existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

Critical Accounting Policies

Disclosures of our significant accounting policies is included in Note 1 to the combined financial statements. Certain of these policies are particularly sensitive and require significant judgments, estimates and assumptions to be made by us. A discussion of these policies is set forth below.

Properties, Plants and Equipment and Impairment of Long-Lived Assets. We calculate depreciation and amortization of our properties, plants and equipment based on estimated useful lives and salvage values of the assets. Factors impacting these estimates include normal wear and tear, maintenance levels and economic conditions impacting the demand for these assets. In addition, long-lived assets are subject to testing for impairment whenever circumstances indicate that their carrying amount may not be recoverable. For example, a significant decrease in an asset's market value, a major adverse change in the business climate in which it operates or a history of operating or cash flow losses may be an indication of impairment. Impairment testing involves estimating future net cash flows relating to the asset, including assumptions about future market conditions, operating and capital expenditures and other factors.

Environmental Remediation. We accrue environmental remediation costs for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are undiscounted and are based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. Accruals may require adjustment as new sites are identified or additional information about current sites becomes available. Technology changes, new environmental laws and regulations and other factors may also impact future environmental expenditures. For a further discussion of our environmental remediation activities, please see "Environmental Matters."

New Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and, in June 2000, it was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, "new derivative accounting"). The new derivative accounting requires recognition of all derivative contracts in the balance sheet at their fair value. If the derivative contracts qualify for hedge accounting, depending on their nature, changes in their fair values are either offset in net income against the changes in the fair values of the items being hedged or reflected initially as a separate component of the net parent investment and subsequently recognized in net income when the hedged items are recognized in net income. The ineffective portions of changes in the fair values of derivative contracts that qualify for hedge accounting as well as changes in fair value of all other derivatives are immediately recognized in net income. The new derivative accounting was adopted effective January 1, 2001. There was no impact on net income during 2001.

In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued. Sunoco Logistics Partners L.P. will adopt SFAS No. 142 effective January 1, 2002 when adoption is mandatory. SFAS No. 142 will require the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. We are currently assessing the impact of adopting SFAS No. 142 on our combined financial statements. The current level of annual amortization of goodwill and indefinite-lived intangible assets, which will be eliminated upon the adoption of SFAS No. 142, is approximately $0.8 million.

In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), was issued. This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets that an entity is legally obligated to incur. We will evaluate the impact and timing of implementing SFAS No. 143. Implementation of this standard is required no later than January 1, 2003.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued. Sunoco Logistics Partners L.P. will adopt SFAS No. 144 effective January 1, 2002 when adoption is mandatory. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that relate to reporting the effects of a disposal of a segment of a business. We are currently assessing the impact of adopting SFAS No. 144 on our combined financial statements.

Risks Inherent in Our Business

We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on the volume of refined products and crude oil transported in our pipelines or handled at our terminals; the tariff rates and terminalling fees we charge; our crude oil acquisition and marketing margins; the level of our operating costs, including payments to our general partner; and prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on the level of capital expenditures we make; our debt service requirements; fluctuations in our working capital needs; our ability to make working capital borrowings under our revolving credit facility; and the amount, if any, of cash reserves established by our general partner in its discretion.

You should also be aware that the amount of cash we have available for distribution depends primarily on our cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

Cost reimbursements, which will be determined in our general partner's sole discretion, and fees due our general partner and its affiliates will be substantial and will reduce our cash available for distribution to you.

Payments to our general partner will be substantial and will reduce the amount of available cash for distribution to unitholders. For the three years from our initial public offering, we will pay Sunoco, Inc. or our general partner an administrative fee of $8.0 million per year for the provision by Sunoco, Inc. or its affiliates of various general and administrative services for our benefit. The administrative fee may increase in the second and third years by up to a maximum of 2.5% per year and may also increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from Sunoco, Inc. or its affiliates.In addition, the general partner will be entitled to reimbursement for all other expenses it incurs on our behalf, including the salaries of and the cost of employee benefits for employees of our general partner, including senior executives, who provide services to us. Our general partner has sole discretion in determining the amount of these expenses.

We depend upon Sunoco R&M for a substantial portion of the crude oil and refined products transported on our pipelines and handled at our terminals, and any reduction in these quantities could reduce our ability to make distributions to unitholders.

For the year ended December 30, 2001, Sunoco R&M accounted for approximately 73% of our Eastern Pipeline System revenues, 59% of our Terminal Facilities revenues, and 66% of our Western Pipeline System revenues. We received the balance of our revenues from third parties. We will continue to remain dependent on third parties for additional revenues. Our pipelines and terminals storage and throughput agreement does not cover our crude oil acquisition and marketing business or our Nederland Terminal. In addition, although the contract makes provision for escalation of the fees charged to Sunoco R&M, the increased fees may be inadequate to cover increased costs in the future.

With the exception of our Nederland Terminal, Sunoco R&M accounts for substantially all of the throughput volumes at our Terminal Facilities. In addition, Sunoco R&M and its affiliates are the only shippers on approximately 850 miles of our Eastern Pipeline System, and Sunoco R&M is the only shipper on approximately 45 miles of our Western Pipeline System. We expect to continue to derive a substantial portion of our revenues from Sunoco R&M for the foreseeable future. If Sunoco R&M were to decrease the throughput transported on our pipelines for any reason, our revenues would decline and our ability to make distributions to unitholders would be adversely affected.

Sunoco R&M's obligations under the pipelines and terminals storage and throughput agreement may be reduced or suspended in some circumstances, which would reduce our ability to make distributions to our unitholders.

Sunoco R&M's obligations under the pipelines and terminals storage and throughput agreement may be permanently reduced in some circumstances, which would reduce our ability to make distributions to our unitholders. These events, some of which are within the exclusive control of Sunoco R&M, include:

..     Governmental action that prohibits Sunoco R&M from using MTBE in the gasoline it produces if Sunoco R&M reasonably believes in good faith that this action will jeopardize its ability to satisfy its minimum revenue or throughput obligations.

..     The inability of Sunoco R&M and us to agree on the amount of any surcharge required to be paid by Sunoco R&M to cover substantial and unanticipated costs that we may incur in complying with new laws or governmental regulations applicable to our Terminal Facilities.

..     A decision by Sunoco R&M to shut down or reconfigure one or more of its refineries if Sunoco R&M reasonably believes in good faith that such event will jeopardize its ability to satisfy its minimum revenue or throughput obligations. Factors that might lead Sunoco R&M to shut down or reconfigure a refinery include:

      .  reduced demand for refined products produced at the refinery;

      . increasingly stringent environmental regulations. For example, Sunoco R&M has estimated that it will be required to make capital expenditures of approximately $300 million to $400 million over the next five years at its refineries to bring them into compliance with the Environmental Protection Agency's new rules limiting the sulfur in motor gasoline and diesel fuel;

      . a catastrophic event at a refinery, such as a major fire, flood, or explosion; and

      . environmental proceedings or other litigation that could limit all or a portion of the operations at a refinery. As part of a Clean Air Act enforcement initiative, the EPA has requested information relating to potential violations of the Clean Air Act from Sunoco R&M and other refiners. The EPA has entered into consent agreements with several refiners that require them to make significant capital expenditures to install control equipment to reduce emissions of sulfur dioxide, nitrogen oxides, and particulate matter. Pursuant to this enforcement initiative, Sunoco R&M recently has received notices of violation from the EPA relating to its Marcus Hook, Philadelphia, and Toledo refineries. Sunoco R&M is currently evaluating the notices of violation for all three refineries to determine how it will respond. In resolving these notices of violation, Sunoco R&M could be required to make significant capital expenditures, operate these refineries at reduced levels, and pay significant penalties. See Item 1. "Business--Environmental Regulation."

Depending on the ultimate cost of complying with existing and future environmental regulations or proceedings, Sunoco R&M may determine that it is more economical to reduce production at a refinery or shut down all or a portion of a refinery rather than make these capital expenditures. Sunoco R&M's obligations under the pipelines and terminals storage and throughput agreement would be reduced in this event and our ability to make distributions to our unitholders would also be reduced.

Furthermore, Sunoco R&M's obligations would be temporarily suspended during the occurrence of an event that is outside the control of the parties, which renders performance impossible with respect to an asset for at least 30 days. The occurrence of any of these events could reduce our revenues and cash flow, and our ability to make distributions to our unitholders.

Sunoco, Inc. continually considers opportunities presented by third parties with respect to its refinery assets. These opportunities may include offers to purchase and joint venture propositions. Sunoco, Inc. also continually considers changes to its refineries. Those changes may involve new facilities, reduction in certain operations or modifications of facilities or operations. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Sunoco, Inc. is actively managing its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future.

If Sunoco R&M satisfies only its minimum obligations under, or if we are unable to renew or extend, our pipelines and terminals storage and throughput agreement, our ability to make distributions would be reduced.

Sunoco R&M may reduce the volumes it transports on our pipelines or delivers at our terminals to the minimum amounts it is obligated to transport or deliver under the pipelines and terminals storage and throughput agreement. If Sunoco R&M had only transported or delivered amounts equal to its minimum commitments during the past twelve months, we would not have been able to make the minimum quarterly distribution on all the units in the absence of a significant increase in new business from third parties. In addition, the terms of Sunoco R&M's obligations under the pipelines and terminals storage and throughput agreement are of relatively brief duration, ranging from five to seven years. If Sunoco R&M fails to use our facilities after expiration of the agreement and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders will be reduced.

A significant or sustained decrease in demand for refined products in the markets served by our pipelines would reduce our ability to make distributions to our unitholders.

A sustained decrease in demand for refined products in the markets served by our pipelines would significantly reduce our revenues and, therefore, reduce our ability to make distributions to our unitholders. Factors that could lead to a decrease in market demand include:

..     a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel fuel, and travel;

..     an increase in the market price of crude oil that leads to higher refined product prices;

..     higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined products; and

..     a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy, or otherwise.

Due to our lack of asset diversification, adverse developments in our pipelines and terminals businesses would reduce our ability to make distributions to our unitholders.

We rely exclusively on the revenues generated from our pipelines and terminals businesses. Due to our lack of asset diversification, an adverse development in one of these businesses would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

Rate regulation may not allow us to recover the full amount of increases in our costs, and a successful challenge to our rates would reduce our ability to make distributions to our unitholders.

The primary rate-making methodology of the Federal Energy Regulatory Commission, or FERC, is price indexing. We use this methodology in all of our interstate markets. The indexing method allows a pipeline to increase its rates by a percentage equal to the change in the producer price index for finished goods minus 1%. If the index rises by less than 1% or falls, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC's rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing would adversely affect our revenues and cash flow.

Under the Energy Policy Act adopted in 1992, our interstate pipeline rates were deemed just and reasonable or "grandfathered." As that Act applies to our rates, a person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of the Act, in either the economic circumstances or the nature of the service that formed the basis for the rate. A complainant might assert that the creation of the partnership itself constitutes such a change, an argument that has not previously been specifically addressed by the FERC. If the FERC were to find a substantial change in circumstances, then the existing rates could be subject to detailed review. There is a risk that some of our rates could be found to be in excess of levels justified by our cost of service. In such event, the FERC would order us to reduce our rates. Any such reduction would result in lower revenues and cash flows and would reduce our ability to make distributions to our unitholders.

In a 1995 decision involving an unrelated oil pipeline limited partnership, the FERC partially disallowed the inclusion of income taxes in that partnership's cost of service. In another FERC proceeding involving a different oil pipeline limited partnership, the FERC held that the oil pipeline limited partnership may not claim an income tax allowance for income attributable to non-corporate limited partners. If our rates were challenged and the FERC were to disallow the inclusion of an income tax allowance in our cost of service, it may be more difficult for us to justify our rates.

In addition, a state commission could also investigate our intrastate rates or our terms and conditions of service on its own initiative or at the urging of a shipper or other interested party. If a state commission found that our rates exceeded levels justified by our cost of service, the state commission could order us to reduce our rates.

Sunoco R&M has agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariff rates in effect during the term of the pipelines and terminals storage and throughput agreement. This agreement does not prevent other current or future shippers from challenging our tariff rates. At the end of the term of the agreement, Sunoco R&M will be free to challenge, or to cause other parties to challenge or assist others in challenging, our tariff rates in effect at that time. If any party successfully challenges our tariff rates, the effect would be to reduce our ability to make distributions to our unitholders.

Potential changes to current rate-making methods and procedures may impact the federal and state regulations under which we will operate in the future. In addition, if the FERC's petroleum pipeline ratemaking methodology changes, the new methodology could result in tariffs that generate lower revenues and cash flow and adversely affect our ability to make cash distributions to our unitholders.

Our operations are subject to federal, state, and local laws and regulations relating to environmental protection and operational safety that could require us to make substantial expenditures.

Our pipelines, gathering systems, and terminal operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of refined products and crude oil result in a risk that refined products, crude oil, and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury, or property damages to private parties and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined products and crude oil for many years. Many of these properties have also been operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control. We expect it will cost approximately $8.6 million to assess, monitor, and remediate 19 sites where releases of crude oil or petroleum products have occurred.

We estimate that we will spend $8.2 million on storage tank inspection and repair over the next five years at our Nederland Terminal. We also expect to spend approximately $8.0 million in each of the next five years to comply with the recently adopted pipeline integrity management rule of the U.S. Department of Transportation, or DOT. Although Sunoco, Inc. has agreed to indemnify us for costs in excess of $8.0 million per year, up to a maximum of $15.0 million over the next five years with regard to compliance with this DOT pipeline integrity management rule, the cost to perform such activities may exceed these estimated amounts and the amount of any indemnification. If we are not able to recover the excess costs through increased tariffs and revenues, cash distributions to our unitholders would be adversely affected.

If existing or future state or federal government regulations banning or restricting the use of MTBE in gasoline take effect, our ability to make distributions to our unitholders would be reduced.

Our Eastern refined product pipeline system transports from Sunoco R&M's refineries gasoline containing MTBE, an oxygenate used extensively to reduce motor vehicle tailpipe emissions. Many states, including New York and Connecticut, have banned or restricted the use of MTBE in gasoline commencing as early as 2003 in response to concerns about MTBE's adverse impact on ground or surface water. Other states are considering bans or restrictions on MTBE or opting out of the EPA's reformulated gasoline program, either of which events would reduce the use of MTBE. Any ban or restriction on the use of MTBE may lead to the greater use of ethanol. Unlike MTBE, which can be blended in gasoline at the refinery, ethanol is blended at the terminal and is not transported by our pipelines. Any revenues we would receive for blending ethanol might not offset the loss of revenues we would suffer from the reduced volumes we transport on our Eastern refined product pipelines. In addition, Congress is currently considering removing or modifying the oxygenate requirement, which could reduce the amount of gasoline transported on our Eastern refined product pipelines and reduce our ability to make distributions to our unitholders.

When the price of foreign crude oil delivered to the United States is greater than that of domestic crude oil, or the price for the future delivery of crude oil falls below current prices, our customers are less likely to store crude oil, thereby reducing our storage revenues at our Nederland Terminal.

Most of the crude oil stored at our Nederland Terminal is foreign crude oil. When the price of foreign crude oil delivered to the United States is greater than that of domestic crude oil, the demand for this storage capacity may decrease. If this market condition occurs, our storage revenues will be lower, which would reduce our ability to make distributions to our unitholders.

When the price of crude oil in a given month exceeds the price of crude oil for delivery in a subsequent month, the market is backwardated. When the crude oil market is backwardated, the demand for storage capacity at our Nederland Terminal may decrease because crude oil producers can capture a premium for prompt deliveries rather than storing it for sale later. The market has been in backwardation for much of the last several years. In a backwardated market, our storage revenues may be lower, which would reduce our ability to make distributions to our unitholders.

A material decrease in the supply, or increase in the price, of crude oil available for transport through our Western Pipeline System would reduce our ability to make distributions to our unitholders.

The volume of crude oil we transport in our crude oil pipelines depends on the availability of attractively priced crude oil produced in the areas accessible to our crude oil pipelines and received from other common carrier pipelines. If we do not replace volumes lost due to a material temporary or permanent decrease in supply, the volumes of crude oil transported through our pipelines would decline, reducing our revenues and cash flow and our ability to make distributions to our unitholders. For example, some of the gathering systems that supply crude oil that we transport on our Western Pipeline System are experiencing a decline in production. In addition, sustained low crude oil prices could lead to a decline in drilling activity and production levels or the shutting-in or abandonment of marginal wells. Similarly, a temporary or permanent material increase in the price of crude oil supplied from any of these sources, as compared to alternative sources of crude oil available to our customers, would cause the volumes of crude oil transported in our pipelines to decline, thereby reducing our revenues and cash flow and adversely affecting our ability to make cash distributions to our unitholders.

Any reduction in the capability of or the allocations to our shippers in interconnecting, third-party pipelines would cause a reduction of volumes transported in our pipelines and through our terminals, which would reduce our ability to make distributions to our unitholders.

Sunoco R&M and the other users of our pipelines and terminals are dependent upon connections to third-party pipelines to receive and deliver crude oil and refined products. Any reduction of capabilities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, or other causes would result in reduced volumes transported in our pipelines or through our terminals. Similarly, if additional shippers begin transporting volumes over interconnecting pipelines, the allocations to our existing shippers would be reduced, which would also reduce volumes transported in our pipelines or through our terminals. Any reduction in volumes transported in our pipelines or through our terminals would adversely affect our revenues and cash flow.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, and other events beyond our control. These events might result in a loss of equipment or life, injury, or extensive property damage, as well as an interruption in our operations. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.

We are exposed to the credit risk of our customers in the ordinary course of our crude oil acquisition and marketing activities.

When we purchase crude oil at the wellhead, we sometimes pay all of or a portion of the production proceeds to an operator who distributes these proceeds to the various interest owners, an arrangement that exposes us to operator credit risk. Therefore, we must determine whether operators have sufficient financial resources to make these payments and distributions and to indemnify and defend us in case of a protest, action, or complaint. Even if our credit review and analysis mechanisms work properly, we may experience losses in dealings with operators and other parties.

Competing pipelines could cause us to reduce our rates.

If a competing crude oil or refined product pipeline charged lower rates than we do, we could be forced to reduce our rates to remain competitive, which would reduce our revenues and cash flow. Several companies have announced pipeline expansion or conversion projects that will likely begin competing with Explorer Pipeline Company and portions of our West Texas pipeline system this year.

If we do not make acquisitions on economically acceptable terms, any future growth will be limited.

Our future growth will depend principally on our ability to make acquisitions at attractive prices. If we are unable to identify attractive acquisition candidates or we are unable to acquire businesses on economically acceptable terms, our future growth will be limited. Any acquisition involves potential risks, including:

..     the inability to integrate the operations of recently acquired businesses;

..     the diversion of management's attention from other business concerns;

..     customer or key employee loss from the acquired businesses; and

..     a significant increase in our indebtedness and working capital requirements.

Any of these factors would adversely affect our ability to achieve anticipated levels of cash flows from our acquisitions or realize other anticipated benefits. In addition, competition from other buyers could reduce our acquisition opportunities or cause us to pay a higher price than we might otherwise pay.

Restrictions in our and Sunoco, Inc.'s debt agreements may prevent us from engaging in some beneficial transactions or paying distributions.

As of February 28, 2002, our total outstanding long-term indebtedness was approximately $255 million, including $250 million of senior notes and approximately $5 million of other indebtedness. Our payment of principal and interest on the debt will reduce the cash available for distribution on our units, as will our obligation to repurchase the senior notes upon the occurrence of specified events involving a change of control of our general partner. In addition, we will be prohibited by our credit facility and the senior notes from making cash distributions during an event of default, or if the payment of a distribution would cause an event of default, under any of our debt agreements. Our leverage and various limitations in our credit facility and the senior notes may reduce our ability to incur additional debt, engage in some transactions, and capitalize on acquisition or other business opportunities. Sunoco, Inc.'s revolving credit agreement also limits the aggregate amount of debt Sunoco, Inc. and its consolidated subsidiaries, including us, may borrow. Since Sunoco, Inc. owns and controls our general partner, we may not be permitted to incur additional debt if the effect would be to cause an event of default under Sunoco, Inc.'s revolving credit agreement. Any subsequent refinancing of Sunoco, Inc.'s or our current debt or any new debt could have similar or greater restrictions.

The IRS could treat us as a corporation, which would substantially reduce the cash available for distribution to unitholders.

The federal income tax benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to you and thus would likely result in a substantial reduction in the value of the common units.

Terrorist attacks aimed at our facilities could adversely affect our business.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scale. Since the September 11 attacks, the U.S. government has issued warnings that energy assets, specifically our nation's pipeline infrastructure, may be the future targets of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack at our facilities, those of our customers and, in some cases, those of our pipelines, could have a material adverse effect on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage such exposure, we monitor our inventory levels and our expectations of future commodity prices and interest rates when making decisions with respect to risk management. We have not entered into derivative transactions that would expose us to price risk.

Concurrent with the initial public offering, we entered into a $150 million credit facility. Although currently undrawn, we would pay interest on the drawn portion of this credit facility which would expose us to interest rate risk, since this credit facilty bears variable interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Sunoco Partners LLC:

      We have audited the accompanying combined balance sheets of Sunoco Logistics Partners L.P. (the "Partnership") as of December 31, 2001 and 2000 and the related combined statements of income and net parent investment and of cash flows for each of the three years in the period ended December 31, 2001. These financial statements, which reflect the cost-basis accounts of Sunoco Logistics (Predecessor), the predecessor to the Partnership, are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Sunoco Logistics Partners L.P. at December 31, 2001 and 2000 and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                        ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 15, 2002

                         SUNOCO LOGISTICS PARTNERS L.P.

                             COMBINED BALANCE SHEETS
                                 (in thousands)

                                                                December 31,
                                                             -------------------
                                                               2000       2001
                                                             --------   --------
ASSETS
Current Assets
Accounts receivable, affiliated companies (Note 2) .......   $  6,753   $  6,245
Accounts receivable, net .................................    258,044    151,264
Note receivable from affiliate (Note 2) ..................         --     20,000
Inventories (Note 3) .....................................     18,683     20,606
Deferred income taxes (Note 4) ...........................      4,426      2,821
                                                             --------   --------
Total Current Assets .....................................    287,906    200,936
Properties, plants and equipment, net (Note 5) ...........    518,605    566,359
Note receivable from affiliate (Note 2) ..................     20,000         --
Deferred charges and other assets ........................     19,445     21,906
                                                             --------   --------
Total Assets .............................................   $845,956   $789,201
                                                             ========   ========

LIABILITIES AND NET PARENT INVESTMENT
Current Liabilities
Accounts payable .........................................   $372,460   $235,061
Accrued liabilities ......................................     26,299     26,628
Short-term borrowings due affiliate (Note 2) .............     45,000         --
Current portion of long-term debt due affiliate (Note 2) .         --     75,000
Current portion of long-term debt (Note 6) ...............        205        228
Taxes payable ............................................     18,958     20,373
                                                             --------   --------
Total Current Liabilities ................................    462,922    357,290
Long-term debt due affiliate (Note 2) ....................    140,000     65,000
Long-term debt (Note 6) ..................................      4,838      4,553
Deferred income taxes (Note 4) ...........................     70,932     78,140
Other deferred credits and liabilities ...................     10,241      9,325
Commitments and contingent liabilities (Note 7)
Net parent investment (Note 2) ...........................    157,023    274,893
                                                             --------   --------
Total Liabilities and Net Parent Investment ..............   $845,956   $789,201
                                                             ========   ========

                            (See Accompanying Notes)

                          SUNOCO LOGISTICS PARTNERS L.P

             COMBINED STATEMENTS OF INCOME AND NET PARENT INVESTMENT
                                 (in thousands)

                                                       Year Ended December 31,
                                                ---------------------------------------
                                                  1999           2000           2001
                                                ---------    -----------    -----------
REVENUES
Sales and other operating revenue:
     Affiliates (Note 2) ....................   $ 764,133    $ 1,301,079    $ 1,067,182
     Unaffiliated customers .................     210,069        507,532        545,822
Other income ................................       6,133          5,574          4,774
                                                ---------    -----------    -----------
Total Revenues ..............................     980,335      1,814,185      1,617,778

COSTS AND EXPENSES
Cost of products sold and operating expenses      866,610      1,699,541      1,503,156
Depreciation and amortization ...............      19,911         20,654         25,325
Selling, general and administrative expenses       27,461         34,683         35,956
                                                ---------    -----------    -----------
Total Costs and Expenses ....................     913,982      1,754,878      1,564,437
                                                ---------    -----------    -----------
Operating Income ............................      66,353         59,307         53,341
Net interest cost paid to affiliates (Note 2)       7,196         11,537         11,727
Other interest cost .........................         110            426            393
Capitalized interest ........................        (819)        (1,659)        (1,140)
                                                ---------    -----------    -----------
Income before income tax expense ............      59,866         49,003         42,361
Income tax expense (Note 4) .................      22,488         18,483         15,594
                                                ---------    -----------    -----------
Net Income ..................................   $  37,378    $    30,520    $    26,767
                                                =========    ===========    ===========

NET PARENT INVESTMENT
At beginning of period ......................   $ 235,478    $   223,083    $   157,023
Net income ..................................      37,378         30,520         26,767
Contributions from (distributions to) parent      (49,773)       (96,580)        91,103
                                                ---------    -----------    -----------
At end of period ............................   $ 223,083    $   157,023    $   274,893
                                                =========    ===========    ===========

                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Year Ended December 31,
                                                       ----------------------------------
                                                         1999        2000         2001
                                                       ---------    --------    ---------
Increases (Decreases) in Cash
Cash Flows from Operating Activities:
  Net Income .......................................   $  37,378    $ 30,520    $  26,767
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ...............      19,911      20,654       25,325
       Deferred income tax expense .................       4,046       5,340        8,813
       Changes in working capital pertaining to
         operating activities:
           Accounts receivable, affiliated companies      (5,556)      2,253          508
           Accounts receivable .....................    (125,624)    (70,052)     106,780
           Inventories .............................       9,943      (6,014)      (1,923)
           Accounts payable and accrued liabilities      177,054      96,408     (140,340)
           Taxes payable ...........................       3,930       1,668        1,415
       Other .......................................       4,083      (1,661)        (107)
                                                       ---------    --------    ---------
Net cash provided by operating activities ..........     125,165      79,116       27,238
                                                       ---------    --------    ---------

Cash Flows from Investing Activities:
  Capital expenditures .............................     (46,958)    (57,921)     (72,683)
  Acquisition of crude oil transportation and
     marketing operations of Pride Companies, L.P.,
     net of debt assumed of $5,334 (Note 10) .......     (29,576)         --           --
  Loan to affiliate ................................          --     (20,000)          --
  Other ............................................       1,414         629         (396)
                                                       ---------    --------    ---------
Net cash used in investing activities ..............     (75,120)    (77,292)     (73,079)
                                                       ---------    --------    ---------

Cash Flows from Financing Activities:
  Net proceeds from (repayments of) short-term
     borrowings due affiliate ......................          --      45,000      (45,000)
  Proceeds from issuance of long-term debt to
     affiliate .....................................          --      50,000           --
  Repayments of long-term debt .....................        (272)       (244)        (262)
  Contributions from (distributions to) parent .....     (49,773)    (96,580)      91,103
                                                       ---------    --------    ---------
Net cash provided by (used in) financing activities      (50,045)     (1,824)      45,841
                                                       ---------    --------    ---------
Net change in cash .................................          --          --           --
Cash at beginning of year ..........................          --          --           --
                                                       ---------    --------    ---------
Cash at end of year ................................   $      --    $     --    $      --
                                                       =========    ========    =========

                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.

                NOTES TO HISTORICAL COMBINED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Combination

Sunoco Logistics Partners L.P. (the "Partnership") is a Delaware limited partnership formed by Sunoco, Inc. in October 2001 to acquire, own and operate a substantial portion of Sunoco, Inc.'s logistics business, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast and Midwest United States (collectively, "Sunoco Logistics (Predecessor)" or the "Predecessor"). In February 2002, Sunoco, Inc., through its subsidiary Sunoco Partners LLC, the general partner of the Partnership, contributed the Predecessor to the Partnership in exchange for: (i) its 2% general partner interest in the Partnership; (ii) incentive distribution rights (as defined in the Partnership Agreement); (iii) 5,633,639 common units; (iv) 11,383,639 subordinated units; and (v) a special interest representing the right to receive from the Partnership on the closing of the Offering the net proceeds from the issuance of $250 million of ten-year senior notes by Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"). The net proceeds are estimated to be $245.3 million. The Partnership concurrently issued 5.75 million common units (including 750,000 units issued pursuant to the underwriters' over-allotment option), representing a 24.8% limited partnership interest in the Partnership, in an initial public offering (the "Offering") at a price of $20.25 per unit. Proceeds from the Offering, which totalled approximately $102 million net of underwriting discounts and offering expenses, were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco, Inc.

The accompanying combined financial statements of Sunoco Logistics Partners L.P. consist of the historical cost-basis accounts of the Predecessor, after elimination of all balances and transactions within the combined group of operations. The combined financial statements also include the Predecessor's 9.4% investment in Explorer Pipeline Company, a corporate joint venture which is accounted for by the equity method. The equity income from this investment is included in other income in the combined statements of income and net parent investment. The financial statements include charges from Sunoco, Inc. and its subsidiaries (collectively, "Sunoco") for direct costs and allocations of indirect corporate overhead. Management of the Partnership believes that the allocation methods are reasonable, and that the allocations are representative of the costs that would have been incurred on a stand-alone basis.

Description of Business

Most of the assets of the Partnership support Sunoco, Inc.'s refining and marketing operations which are conducted primarily by Sunoco, Inc. (R&M) ("Sunoco R&M"). The Partnership operates in three principal business segments:
Eastern Pipeline System, Terminal Facilities and Western Pipeline System.

The Eastern Pipeline System transports refined products in the Northeast and Midwest largely for Sunoco R&M's Philadelphia, PA, Marcus Hook, PA and Toledo, OH refineries. The Eastern Pipeline System also transports crude oil on a pipeline in Ohio and Michigan that supplies both Sunoco R&M's Toledo refinery and third-party refineries. This segment also includes an interrefinery pipeline between Sunoco R&M's Marcus Hook and Philadelphia refineries and the equity interest in Explorer Pipeline Company, which transports refined products from the Gulf Coast to numerous terminals throughout the Midwest.

                         SUNOCO LOGISTICS PARTNERS L.P.

The Terminal Facilities segment includes a network of 32 refined product terminals in the Northeast and Midwest that distribute products primarily to Sunoco R&M's retail outlets, an 11.2 million-barrel marine crude oil terminal on the Texas Gulf Coast and a one million barrel liquefied petroleum gas ("LPG") storage facility near Detroit, MI. This segment also owns and operates one inland and two marine crude oil terminals and the related storage facilities and pipelines that supply all of the crude oil processed by Sunoco R&M's Philadelphia refinery. Finally, this segment includes a two million barrel refined product storage terminal in Marcus Hook, PA that is used by Sunoco R&M's Marcus Hook refinery to source barrels to the Predecessor's pipelines.

The Western Pipeline System acquires, transports and markets crude oil principally in Oklahoma and Texas for Sunoco R&M's Tulsa, OK and Toledo, OH refineries and also for other customers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

Revenue Recognition

Crude oil gathering and marketing revenues are recognized when title to the crude oil is transferred to the customer. Revenues are not recognized for crude oil exchange transactions which are entered into primarily to acquire crude oil of a desired quality or to reduce transportation costs by taking delivery closer to the Partnership's end markets. Any net differential for exchange transactions is recorded as an adjustment of inventory costs in the purchases component of cost of products sold and operating expenses in the combined statements of income and net parent investment. Such amounts are not deemed to be material. Terminalling and storage revenues are recognized at the time the services are provided. Pipeline revenues are recognized upon delivery of the barrels to the location designated by the shipper.

Affiliated revenues consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco R&M. Affiliated revenues reflect transfer prices consistently used to prepare segment information for Sunoco, Inc.'s historical consolidated financial statements. Sales of crude oil to affiliates are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues from affiliates are generally determined using posted third-party tariffs. Affiliated revenues from terminalling and storage are generally equal to all of the costs incurred for these activities, including operating, maintenance and environmental remediation expenditures.

Inventories

Inventories are valued at the lower of cost or market. Crude oil reflects an allocation to the Predecessor by Sunoco R&M of the Predecessor's share of Sunoco R&M's crude oil inventory, the cost of which has been determined using the last-in, first-out method ("LIFO"). Under this allocation methodology, the cost of products sold consists of the actual crude oil acquisition costs of the Predecessor. Such costs are adjusted to reflect increases or decreases in crude oil inventory quantities, which are valued based on the changes in Sunoco, Inc.'s LIFO inventory layers. Effective with the transfer of the Predecessor's operations to the Partnership, the Partnership is maintaining a separate LIFO pool and all LIFO computations are being made on a stand-alone basis. The cost of materials, supplies and other inventories is determined using principally the average cost method.

                         SUNOCO LOGISTICS PARTNERS L.P.

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Additions to properties, plants and equipment, including replacements and improvements, are recorded at cost. Repair and maintenance expenditures are charged to expense as incurred. Depreciation is provided principally using the straight-line method based on the estimated useful lives of the related assets. For certain interstate pipelines, the depreciation rate is applied to the net asset value based on FERC requirements. When FERC-regulated property, plant and equipment is retired or otherwise disposed of, the cost less net proceeds is charged to accumulated depreciation and amortization, except that gains and losses for those groups are reflected in other income in the combined statements of income and net parent investment for unusual disposals. Gains and losses on the disposal of non-FERC properties, plants and equipment are reflected in other income in the combined statements of income and net parent investment.

Impairment of Long-Lived Assets

Long-lived assets other than those held for sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. Long-lived assets held for sale are carried at the lower of their carrying amount or fair market value less cost to sell the assets. Effective January 1, 2002, the Partnership will adopt Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which changes the method of accounting for the impairment of long-lived assets (see New Accounting Principles below).

Environmental Remediation

The Partnership accrues environmental remediation costs for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are undiscounted and are based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations.

Income Taxes

The Predecessor is included in the consolidated federal income tax return filed by Sunoco, Inc. However, the provision for federal income taxes included in the combined statements of income and net parent investment and the deferred tax amounts reflected in the combined balance sheets have been determined on a separate-return basis. Any current federal income tax amounts due on a separate-return basis are settled with Sunoco, Inc. through the net parent investment account. Effective with the Offering, substantially all income taxes are the responsibility of the unitholders and not the Partnership.

New Accounting Principles

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and, in June 2000, it was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, "new derivative accounting"). The new derivative accounting requires recognition of all derivative contracts in the balance sheet at their fair value. If the derivative contracts qualify for hedge accounting, depending on their nature, changes in their fair values are either offset in net income against the changes in the fair values of the items being hedged or reflected initially as a separate component of the net parent investment and subsequently recognized in net income when the hedged items are recognized in net income.

                         SUNOCO LOGISTICS PARTNERS L.P.

The ineffective portions of changes in the fair values of derivative contracts that qualify for hedge accounting as well as changes in fair value of all other derivatives are immediately recognized in net income. The new derivative accounting was adopted effective January 1, 2001. There was no impact on net income during 2001.

In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued. The Partnership will adopt SFAS No. 142 effective January 1, 2002 when adoption is mandatory. SFAS No. 142 will require the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. The Partnership is currently assessing the impact of adopting SFAS No. 142 on its combined financial statements. The current level of annual amortization of goodwill and indefinite-lived intangible assets, which will be eliminated upon the adoption of SFAS No. 142, is approximately $0.8 million.

In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), was issued. This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets that an entity is legally obligated to incur. The Partnership will evaluate the impact and timing of implementing SFAS No. 143. Implementation of this standard is required no later than January 1, 2003.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued. The Partnership will adopt SFAS No. 144 effective January 1, 2002 when adoption is mandatory. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that relate to reporting the effects of a disposal of a segment of a business. The Partnership is currently assessing the impact of adopting SFAS No. 144 on its combined financial statements.

2. Related Party Transactions

Accounts Receivable, Affiliated Companies

Substantially all of the related party transactions discussed below were settled immediately through the net parent investment account. The balance in accounts receivable from affiliated companies represents the net amount owed to the Predecessor by Sunoco R&M related to the remaining intercompany transactions.

Affiliated revenues in the combined statements of income and net parent investment consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco R&M. Affiliated revenues reflect transfer prices consistently used to prepare segment information for Sunoco, Inc.'s historical consolidated financial statements. Sales of crude oil are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues are generally determined using posted third-party tariffs. Revenues from terminalling and storage were generally equal to all of the costs incurred for these activities, including operating, maintenance and environmental remediation expenditures.

                         SUNOCO LOGISTICS PARTNERS L.P.

Concurrently with the closing of the Offering, the Partnership entered into a pipelines and terminals storage and throughput agreement and various other agreements with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under these agreements comparable to those charged in arm's-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco R&M has agreed to pay the Partnership a minimum level of revenues for transporting and terminalling refined products. Sunoco R&M also has agreed to minimum throughputs of refined products and crude oil in the Partnership's Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines. In addition, effective January 1, 2002, Sunoco, Inc. adopted fee arrangements consistent with this contract as the basis for the transfer prices to be used in preparation of its segment information. Accordingly, such fees will be reflected in the Predecessor's financial statements for the period January 1, 2002 through the closing of the Offering.

Under various other agreements entered into at the closing of the Offering, Sunoco R&M is, among other things, purchasing from the Partnership at market-based rates particular grades of crude oil that the Partnership's crude oil acquisition and marketing business purchases for delivery to pipelines in:
Longview, Trent, Tye, and Colorado City, Texas; Haynesville, Louisiana; Marysville and Lewiston, Michigan; and Tulsa, Oklahoma. At Marysville and Lewiston, Michigan, the Partnership exchanges Michigan sweet and Michigan sour crude oil it owns for domestic sweet crude oil supplied by Sunoco R&M at market-based rates. The initial term of these agreements is two months. These agreements will automatically renew on a monthly basis unless terminated by either party on 30 days' written notice. Sunoco R&M has also agreed to lease from the Partnership the 58 miles of interrefinery pipelines between Sunoco R&M's Philadelphia and Marcus Hook refineries for a term of 20 years.

Selling, general and administrative expenses in the combined statements of income and net parent investment include costs allocated to the Predecessor totaling $9.0 million, $10.1 million and $10.8 million for the years ended December 31, 1999, 2000 and 2001, respectively. These expenses incurred by Sunoco cover costs of centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services. Such expenses are based on amounts negotiated between the parties, which approximate Sunoco's cost of providing such services.

Under an omnibus agreement with Sunoco, Inc. that the Partnership entered into at the closing of the Offering, Sunoco, Inc. is continuing to provide these services for three years for an annual administrative fee initially in the amount of $8.0 million, which may be increased in the second and third years following the Offering by the lesser of 2.5% or the consumer price index for the applicable year. These costs may also increase if the Partnership makes an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco, Inc. The $8.0 million fee includes expenses incurred by Sunoco, Inc. and its affiliates to perform the centralized corporate functions described above. This fee does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits. The Partnership is also reimbursing Sunoco, Inc. and its affiliates for these costs and other direct expenses incurred on the Partnership's behalf. In addition, the Partnership anticipates incurring additional general and administrative costs, including costs for tax return preparation, annual and quarterly reports to unitholders, investor relations, registrar and transfer agent fees, and other costs related to operating as a separate publicly held entity. The Partnership estimates that these incremental costs will be approximately $4.0 million (unaudited) per year, including incremental insurance costs.

                         SUNOCO LOGISTICS PARTNERS L.P.

The Partnership entered into a treasury services agreement with Sunoco, Inc. at the closing of the Offering pursuant to which it, among other things, participates in Sunoco, Inc.'s centralized cash management program. Under this program, all of the Partnership's cash receipts and cash disbursements are processed, together with those of Sunoco, Inc. and its other subsidiaries, through Sunoco, Inc.'s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than at the end of each month. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership's third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership's revolving credit facility.

The Partnership entered into a license agreement at the closing of the Offering with Sunoco, Inc. and certain of its affiliates, including its general partner, Sunoco Partners LLC, pursuant to which the Partnership granted to Sunoco Partners LLC a license to the Partnership's intellectual property so that Sunoco Partners LLC can manage the Partnership's operations and create intellectual property using the Partnership's intellectual property. Sunoco Partners LLC will assign to the Partnership the new intellectual property it creates in operating the Partnership's business. Sunoco Partners LLC has also licensed to the Partnership certain of its own intellectual property for use in the conduct of the Partnership's business and the Partnership licensed to Sunoco Partners LLC certain of the Partnership's intellectual property for use in the conduct of its business. The license agreement also grants to the Partnership a license to use the trademarks, trade names, and service marks of Sunoco, Inc. in the conduct of the Partnership's business.

Costs of employees who work in the pipeline, terminalling, storage and crude oil gathering operations, including senior executives, are charged directly to the Predecessor and such charges include salary and employee benefit costs. Employee benefits include non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans (i.e., cash and stock awards) and other such benefits. The Predecessor's share of allocated Sunoco employee benefit plan expenses was $13.3 million, $18.7 million and $19.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. These expenses are reflected primarily in cost of products sold and operating expenses in the combined statements of income and net parent investment. In connection with the transfer of the Predecessor's operations to the Partnership, these employees, including senior executives, became employees of the Partnership's general partner or its affiliates, wholly owned subsidiaries of Sunoco, Inc. The Partnership has no employees.

Note Receivable from Affiliate

Effective October 1, 2000, the Predecessor loaned $20.0 million to Sunoco. The loan, which was evidenced by a note repaid on January 1, 2002, earned interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service. The interest rate on this note at December 31, 2001 was 5.41%.

Short-Term Borrowings due Affiliate

At December 31, 2000, the Predecessor had two short-term notes totaling $45.0 million due Sunoco, which were repaid during 2001. The notes bore interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service. The weighted-average interest rate related to these notes was 6.86% at December 31, 2000.

                         SUNOCO LOGISTICS PARTNERS L.P.

Long-term Debt due Affiliate

The Predecessor has the following notes payable to Sunoco (in thousands of dollars):
                                                                December 31,
                                                           ---------------------
                                                             2000         2001
                                                           --------     --------

Variable-rate note due 2002
  (5.12% at December 31, 2001) .......................     $ 50,000     $ 50,000
Variable-rate note due 2002
  (4.75% at December 31, 2001) .......................       25,000       25,000
Variable-rate note due 2004
  (4.75% at December 31, 2001) .......................       25,000       25,000
Variable-rate note due 2005
  (4.75% at December 31, 2001) .......................       40,000       40,000
                                                           --------     --------
                                                            140,000      140,000
Less: current portion ................................           --       75,000
                                                           --------     --------
                                                           $140,000     $ 65,000
                                                           ========     ========

The 5.12% note bears interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service, while the 4.75% notes bear interest based on the prime rate. This debt was not assumed by the Partnership.

Net Parent Investment

The net parent investment represents a net balance resulting from the settlement of intercompany transactions (including federal income taxes) between the Predecessor and Sunoco as well as Sunoco's ownership interest in the net assets of the Predecessor. It also reflects the Predecessor's participation in Sunoco's central cash management program, wherein all of the Predecessor's cash receipts are remitted to Sunoco and all cash disbursements are funded by Sunoco. There are no terms of settlement or interest charges attributable to this balance. The net parent investment excludes amounts loaned to/borrowed from Sunoco evidenced by interest-bearing notes.

3. Inventories

The components of inventories were as follows (in thousands of dollars):

                                                                 December 31,
                                                             -------------------
                                                              2000        2001
                                                             -------     -------

Crude oil ..............................................     $17,456     $19,367
Materials, supplies and other ..........................       1,227       1,239
                                                             -------     -------
                                                             $18,683     $20,606
                                                             =======     =======

The current replacement cost of all crude oil inventory exceeded its carrying value by $34.4 million and $16.0 million at December 31, 2000 and 2001, respectively.

                         SUNOCO LOGISTICS PARTNERS L.P.

4.  Income Taxes

The components of income tax expense are as follows (in thousands of dollars):

                                                 1999        2000        2001
                                               --------    --------    --------

 Income taxes currently payable:
     U.S. federal ..........................   $ 15,386    $ 10,965    $  5,657
     State .................................      3,056       2,178       1,124
                                               --------    --------    --------
                                                 18,442      13,143       6,781
                                               --------    --------    --------
 Deferred taxes:
     U.S. federal ..........................      3,376       4,455       7,352
     State .................................        670         885       1,461
                                               --------    --------    --------
                                                  4,046       5,340       8,813
                                               --------    --------    --------
                                               $ 22,488    $ 18,483    $ 15,594
                                               ========    ========    ========

The reconciliation of the income tax expense at the U.S. statutory rate to the income tax expense is as follows (in thousands of dollars):

                                                 1999        2000        2001
                                               --------    --------    --------

Income tax expense at U.S. statutory rate
  of 35% ...................................   $ 20,953    $ 17,151    $ 14,826
Increase (reduction) in income taxes
  resulting from:
    State income taxes net of Federal
      income tax effects ...................      2,422       1,991       1,680
    Dividend exclusion for joint venture
      pipeline operation ...................     (1,125)       (923)     (1,059)
    Other ..................................        238         264         147
                                               --------    --------    --------
                                               $ 22,488    $ 18,483    $ 15,594
                                               ========    ========    ========

The effects of temporary differences that comprise the net deferred income tax liability are as follows (in thousands of dollars):

                                                               December 31,
                                                        -----------------------
                                                          2000           2001
                                                        --------       --------
Deferred tax assets:
   Environmental remediation liabilities .........      $  6,519       $  6,742
   Other liabilities not yet deductible ..........         4,426          4,895
   Other .........................................         3,426          2,390
                                                        --------       --------
                                                          14,371         14,027
                                                        --------       --------
Deferred tax liabilities:
   Inventories ...................................        (1,836)        (2,930)
   Properties, plants and equipment ..............       (79,041)       (86,416)
                                                        --------       --------
                                                         (80,877)       (89,346)
                                                        --------       --------

Net deferred income tax liability ................      $(66,506)      $(75,319)
                                                        ========       ========

Cash payments for income taxes (including amounts paid to Sunoco) amounted to $16.7 million, $11.9 million and $6.2 million in 1999, 2000 and 2001, respectively.

                         SUNOCO LOGISTICS PARTNERS L.P.

The net deferred income tax liability is classified in the combined balance sheets as follows (in thousands of dollars):

                                                              December 31,
                                                        -----------------------
                                                          2000           2001
                                                        --------       --------
Current asset ....................................      $  4,426       $  2,821
Noncurrent liability .............................       (70,932)       (78,140)
                                                        --------       --------
                                                        $(66,506)      $(75,319)
                                                        ========       ========

5.  Properties, Plants and Equipment

The components of net properties, plants and equipment were as follows (in thousands of dollars):


                                                                December 31,
                                               Estimated    --------------------
                                             Useful Lives     2000        2001
                                             ------------   --------    --------
Land and land improvements
  (including rights of way) .............        20-60      $ 50,183    $ 52,033
Pipeline and related assets .............        38-60       425,093     461,425
Terminals and storage facilities ........         5-44       296,898     314,228
Other ...................................         5-48        61,542      70,473
Construction-in-progress ................          --         38,249      39,146
                                                            --------    --------
                                                             871,965     937,305
Less: Accumulated depreciation
  and amortization ......................                    353,360     370,946
                                                            --------    --------
                                                            $518,605    $566,359
                                                            ========    ========

6. Long-Term Debt

In connection with the acquisition of the crude oil transportation and marketing operations of Pride Companies, L.P. on October 1, 1999 (Note 10), the Predecessor assumed a $5.3 million note. The note is due in 2014 with interest payable at an annual rate of 8%. The note is secured by certain of the acquired assets. The amount of this note and the long-term debt due affiliate (Note 2) maturing in the years 2002 through 2006 is as follows (in thousands of dollars):

                               Pride          Long-Term Debt
                                Note           Due Affiliate           Total
                               -----          --------------          -------
   2002...................      $228             $75,000              $75,228
   2003...................      $246             $    --              $   246
   2004...................      $269             $25,000              $25,269
   2005...................      $289             $40,000              $40,289
   2006...................      $313             $    --              $   313

The long-term debt due affiliate was not assumed by the Partnership. In conjunction with the Offering, Sunoco Logistics Partners Operations L.P., the operating partnership of the Partnership, issued $250.0 million of ten-year senior notes and established a three-year $150.0 million revolving credit facility. The net proceeds of the senior notes were distributed to Sunoco, Inc. in connection with the contribution by Sunoco, Inc. of the Predecessor to the Partnership. The Partnership and the operating subsidiaries of Sunoco Logistics Partners Operations L.P. serve as guarantors of the ten-year senior notes and of any borrowings under the revolving credit facility.

Cash payments for interest related to the Pride note and amounts due affiliates were $7.3 million, $12.4 million and $13.7 million in 1999, 2000 and 2001, respectively.

                         SUNOCO LOGISTICS PARTNERS L.P.

7.  Commitments and Contingent Liabilities

The Predecessor, as lessee, has noncancelable operating leases for land, office space and equipment. Total rental expense for 1999, 2000 and 2001 amounted to $3.6 million, $5.4 million and $3.7 million, respectively. The aggregate amount of future minimum annual rentals as of December 31, 2001 applicable to noncancelable operating leases is as follows (in thousands of dollars):

Year Ending December 31:
        2002...........................................................   $1,744
        2003...........................................................    1,336
        2004...........................................................      841
        2005...........................................................      231
        2006...........................................................        3
                                                                          ------
        Total..........................................................   $4,155
                                                                          ======

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation is classified in the combined balance sheets as follows (in thousands of dollars):

                                                                December 31,
                                                           ---------------------
                                                             2000          2001
                                                           -------       -------
Accrued liabilities ................................       $ 6,333       $ 8,363
Other deferred credits and liabilities .............         9,082         7,888
                                                           -------       -------
                                                           $15,415       $16,251
                                                           =======       =======

The accrued liability for environmental remediation does not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. It is expected that the amounts accrued will be paid over approximately ten years.

Pretax charges against income for environmental remediation totaled $3.9 million, $8.5 million and $6.2 million in the years ended December 31, 1999, 2000 and 2001, respectively.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability, and the number, participation levels and financial viability of other parties. As discussed below, the Partnership's future costs will also be impacted by an indemnification from Sunoco, Inc.

The Predecessor is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Predecessor. Management of the Partnership does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Predecessor at December 31, 2001. Furthermore, management of the Partnership does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's operations, cash flows or liquidity.

                         SUNOCO LOGISTICS PARTNERS, L.P.

Under the omnibus agreement entered into at the closing of the Offering, Sunoco R&M is reimbursing Sunoco Logistics Partners L.P. for operating expenses and capital expenditures in excess of $8.0 million per year (up to an aggregate maximum of $15.0 million over a five-year period) incurred to comply with the U.S. Department of Transportation's pipeline integrity management rule. In addition, Sunoco R&M is, at its expense, completing for Sunoco Logistics Partners L.P.'s Darby Creek Tank Farm certain tank maintenance and inspection projects expected to be completed within one year from the closing of the Offering. Sunoco R&M is also reimbursing Sunoco Logistics Partners L.P. for up to $10.0 million of expenditures required at the Darby Creek and Marcus Hook Tank Farms to maintain compliance with existing industry standards and regulatory requirements. The Partnership is reflecting outlays for these programs as operating expenses or capital expenditures, as appropriate. Capital expenditures are being depreciated over their useful lives. Reimbursements by Sunoco R&M are being reflected as capital contributions.

Sunoco, Inc. has indemnified Sunoco Logistics Partners L.P. for 30 years from environmental and toxic tort liabilities related to the assets contributed to the Partnership that arise from the operation of such assets prior to the closing of the Offering. Sunoco, Inc. has indemnified the Partnership for 100% of all losses asserted within the first 21 years of closing. Sunoco, Inc.'s share of liability for claims asserted thereafter will decrease by 10% a year. For example, for a claim asserted during the twenty-third year after closing, Sunoco, Inc. would be required to indemnify the Partnership for 80% of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco, Inc. Sunoco Logistics Partners L.P. has agreed to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of the Partnership's assets that occur on or after the closing of the Offering and for environmental and toxic tort liabilities to the extent Sunoco, Inc. is not required to indemnify the Partnership.

Sunoco, Inc. also has indemnified Sunoco Logistics Partners L.P. for liabilities, other than environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arise out of Sunoco, Inc. and its affiliates' ownership and operation of the assets prior to the closing of the Offering and that are asserted within 10 years after closing. In addition, Sunoco, Inc. has indemnified the Partnership from liabilities relating to certain defects in title to the assets contributed to the Partnership and associated with failure to obtain certain consents and permits necessary to conduct its business that arise within 10 years after closing as well as from liabilities relating to legal actions currently pending against Sunoco, Inc. or its affiliates and events and conditions associated with any assets retained by Sunoco, Inc. or its affiliates.

                         SUNOCO LOGISTICS PARTNERS L.P.

8.  Investment in Explorer Pipeline Company

The following table provides summarized financial information on a 100% basis for Explorer Pipeline Company (in thousands of dollars):

                                                  1999        2000        2001
                                                --------    --------    --------
Income Statement Data:
Total revenues .............................    $150,776    $146,719    $178,082
Income before income taxes .................    $ 78,886    $ 61,655    $ 80,047
Net income .................................    $ 50,170    $ 38,859    $ 50,610

Balance Sheet Data (as of year end):
Current assets .............................    $ 27,601    $ 35,012    $ 44,075
Non-current assets .........................    $132,010    $129,935    $132,327
Current liabilities ........................    $ 17,328    $ 24,320    $ 20,976
Non-current liabilities ....................    $140,573    $139,953    $149,407
Net equity .................................    $  1,710    $    674    $  6,019

9. Financial Instruments and Concentration of Credit Risk

The Predecessor's current assets (other than inventories and deferred income taxes) and current liabilities are financial instruments. The estimated fair value of these financial instruments approximates their carrying amounts. The estimated fair values of the long-term debt (primarily amounts due affiliate) at December 31, 2000 and 2001 were $146.6 million and $71.7 million, respectively, compared to the carrying amounts of $144.8 million and $69.6 million, respectively. The estimated fair value of the $20.0 million note receivable from affiliate was $19.9 million at December 31, 2000. The estimated fair values were based upon the current interest rates at the balance sheet dates for similar issues.

Approximately 66% of the sales and other operating revenue recognized by the Predecessor during 2001 is derived from Sunoco R&M. The Partnership sells crude oil to Sunoco R&M, transports crude oil and refined products to/from Sunoco R&M's refineries and provides terminalling and storage services for Sunoco R&M. The Partnership does not believe that the transactions with Sunoco R&M expose it to significant credit risk.

The Partnership's other trade relationships are primarily with major integrated oil companies, independent oil companies and other pipelines and wholesalers. These concentrations of customers may affect the Partnership's overall credit risk in that the customers (including Sunoco R&M) may be similarly affected by changes in economic, regulatory or other factors. The Partnership's customers' credit positions are analyzed prior to extending credit. The Partnership manages its exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments and guarantees.

10. Acquisition of Pride Companies, L.P. Crude Oil Transportation and Marketing Operations

On October 1, 1999, the Predecessor acquired the crude oil transportation and marketing operations of Pride Companies, L.P. ("Pride") for $29.6 million in cash and the assumption of $5.3 million of debt. The acquisition included Pride's 800-mile crude oil pipeline system, 800,000 barrels of tankage and related assets, and the right to purchase 35,000 barrels per day of third-party lease crude oil.

The acquisition has been accounted for as a purchase. The results of operations have been included in the combined statements of income and net parent investment since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair

                         SUNOCO LOGISTICS PARTNERS L.P.

market values at the acquisition date. The following is a summary of the effects of this transaction on the Predecessor's financial position as of the acquisition date (in thousands of dollars):

Allocation of purchase price:
    Inventories ...............................................        $ 10,246
    Properties, plants and equipment ..........................          25,486
    Deferred charges and other assets .........................           1,839
    Accrued liabilities .......................................            (822)
    Long-term debt (including current portion) ................          (5,334)
    Deferred income taxes .....................................          (1,839)
                                                                       --------
    Cash paid on acquisition date .............................        $ 29,576
                                                                       ========

The unaudited pro forma net income for the year ended December 31, 1999, assuming the acquisition had occurred on January 1, 1999, was $34.8 million. The pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

11. Business Segment Information

The Predecessor is comprised of a substantial portion of the logistics operations of Sunoco, Inc. The Predecessor operates in three principal business segments: Eastern Pipeline System, Terminal Facilities and Western Pipeline System. A detailed description of each of these segments is contained in Note 1.

Segment Information (in thousands)

                                                                             Year Ended December 31, 1999
                                                          ----------------------------------------------------------------------
                                                           Eastern                                 Western
                                                           Pipeline            Terminal           Pipeline
                                                            System            Facilities           System                Total
                                                          ----------          ----------          ----------          ----------
Sales and other operating revenue:
   Affiliates ..................................          $   70,177          $   38,329/1/       $  655,627          $  764,133
                                                          ==========          ==========          ==========          ==========
   Unaffiliated customers ......................          $   19,472          $   29,166          $  161,431          $  210,069
                                                          ==========          ==========          ==========          ==========
Operating income ...............................          $   38,501/2/       $   16,767          $   11,085          $   66,353
                                                          ==========          ==========          ==========
Net interest expense ...........................                                                                          (6,487)
Income tax expense .............................                                                                         (22,488)
                                                                                                                      ----------
Net income .....................................                                                                      $   37,378
                                                                                                                      ==========
Depreciation and amortization ..................          $    7,929          $    8,457          $    3,525          $   19,911
                                                          ==========          ==========          ==========          ==========
Capital expenditures ...........................          $   20,697          $   16,858          $    9,403/3/       $   46,958
                                                          ==========          ==========          ==========          ==========
Identifiable assets ............................          $  256,842          $  151,497          $  301,680          $  712,149/4/
                                                          ==========          ==========          ==========          ==========

----------
/1/ Substantially all of these revenues reflect transfer prices which are equal to the costs incurred for these activities. Includes $450 thousand reimbursement of costs incurred for environmental remediation and other unusual items.
/2/ Includes equity income of $4,591 thousand attributable to the Predecessor's ownership interest in the Explorer Pipeline Company corporate joint venture.
/3/ Excludes $34,910 thousand acquisition of the crude oil transportation and marketing operations of Pride Companies, L.P.
/4/ Identifiable assets include the Predecessor's unallocated $2,130 thousand deferred income tax asset.

                         SUNOCO LOGISTICS PARTNERS L.P.

Segment Information (in thousands)

                                                                             Year Ended December 31, 2000
                                                      --------------------------------------------------------------------------
                                                       Eastern                                    Western
                                                       Pipeline             Terminal             Pipeline
                                                        System             Facilities             System                Total
                                                      -----------          -----------          -----------          -----------
Sales and other operating revenue:
    Affiliates .............................          $    69,027          $    44,356/1/       $ 1,187,696          $ 1,301,079
                                                      ===========          ===========          ===========          ===========
    Unaffiliated customers .................          $    19,323          $    31,042          $   457,167          $   507,532
                                                      ===========          ===========          ===========          ===========
Operating income ...........................          $    31,064/2/       $    17,156          $    11,087          $    59,307
                                                                           ===========          ===========          ===========
Net interest expense .......................                                                                             (10,304)
Income tax expense .........................                                                                             (18,483)
                                                                                                                     -----------
Net income .................................                                                                         $    30,520
                                                                                                                     ===========
Depreciation and amortization ..............          $     8,272          $     8,616          $     3,766          $    20,654
                                                      ===========          ===========          ===========          ===========
Capital expenditures .......................          $    21,894          $    28,488          $     7,539          $    57,921
                                                      ===========          ===========          ===========          ===========
Identifiable assets ........................          $   286,319          $   175,376          $   379,835          $   845,956/3/
                                                      ===========          ===========          ===========          ===========

----------
/1/ Substantially all of these revenues reflect transfer prices which are equal to the costs incurred for these activities. Includes $5,671 thousand reimbursement of costs incurred for environmental remediation and other unusual items.
/2/ Includes equity income of $3,766 thousand attributable to the Predecessor's ownership interest in the Explorer Pipeline Company corporate joint venture.
/3/ Identifiable assets include the Predecessor's unallocated $4,426 thousand deferred income tax asset.

Segment Information (in thousands)

                                                                            Year Ended December 31, 2001
                                                      --------------------------------------------------------------------------
                                                       Eastern                                    Western
                                                       Pipeline             Terminal             Pipeline
                                                        System             Facilities             System                Total
                                                      -----------          -----------          -----------          -----------
Sales and other operating revenue:
   Affiliates ..............................          $    69,631          $    43,628/1/       $   953,923          $ 1,067,182
                                                      ===========          ===========          ===========          ===========
   Unaffiliated customers ..................          $    21,059          $    30,273          $   494,490          $   545,822
                                                      ===========          ===========          ===========          ===========
Operating income ...........................          $    29,893/2/       $    16,076          $     7,372          $    53,341
                                                      ===========          ===========          ===========
Net interest expense .......................                                                                             (10,980)
Income tax expense .........................                                                                             (15,594)
                                                                                                                     -----------
Net income .................................                                                                         $    26,767
                                                                                                                     ===========
Depreciation and amortization ..............          $     9,778          $    11,094          $     4,453          $    25,325
                                                      ===========          ===========          ===========          ===========
Capital expenditures .......................          $    28,618          $    25,203          $    18,862          $    72,683
                                                      ===========          ===========          ===========          ===========
Identifiable assets ........................          $   303,685          $   189,378          $   293,317          $   789,201/3/
                                                      ===========          ===========          ===========          ===========

 ----------
/1/ Substantially all of these revenues reflect transfer prices which are equal to the costs incurred for these activities. Includes $3,008 thousand reimbursement of costs incurred for environmental remediation and other unusual items.
/2/ Includes equity income of $4,323 thousand attributable to the Predecessor's ownership interest in the Explorer Pipeline Company corporate joint venture.
/3/ Identifiable assets include the Predecessor's unallocated $2,821 thousand deferred income tax asset.

                         SUNOCO LOGISTICS PARTNERS L.P.

The following table sets forth the Predecessor's total sales and other operating revenue by product or service (in thousands of dollars):

                                                  Year Ended December 31,
                                      ------------------------------------------
                                         1999            2000            2001
                                      ----------      ----------      ----------

Affiliates:
   Crude oil ...................      $  651,805      $1,178,004      $  944,400
   Pipeline ....................          73,999          78,719          79,154
   Terminalling and other ......          38,329          44,356          43,628
                                      ----------      ----------      ----------
                                      $  764,133      $1,301,079      $1,067,182
                                      ==========      ==========      ==========

Unaffiliated Customers:
   Crude oil ...................      $  155,997      $  452,650      $  491,238
   Pipeline ....................          24,906          23,840          24,311
   Terminalling and other ......          29,166          31,042          30,273
                                      ----------      ----------      ----------
                                      $  210,069      $  507,532      $  545,822
                                      ==========      ==========      ==========

12. Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data is as follows (in thousands):

                                         First     Second      Third      Fourth
                                        Quarter    Quarter    Quarter    Quarter
                                       --------   --------   --------   --------
2000
----
Sales and other operating revenue:
    Affiliates .....................   $304,945   $315,382   $344,558   $336,194
    Unaffiliated customers .........   $104,458   $128,888   $131,129   $143,057

Gross margin/1/ ....................   $ 15,829   $ 26,502   $ 24,409   $ 21,676

Operating income ...................   $  9,549   $ 18,740   $ 16,512   $ 14,506

Net income .........................   $  4,922   $ 10,426   $  8,402   $  6,770

2001
----
Sales and other operating revenue:
    Affiliates .....................   $290,538   $310,220   $236,366   $230,058
    Unaffiliated customers .........   $123,866   $133,395   $156,126   $132,435

Gross margin/1/ ....................   $ 20,763   $ 26,327   $ 21,358   $ 16,075

Operating income ...................   $ 13,637   $ 18,028   $ 14,044   $  7,632

Net income .........................   $  6,989   $  9,068   $  7,228   $  3,482

----------
/1/ Gross margin equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Sunoco Partners LLC, as our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it.

At least two members of the board of directors of our general partner will serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards to serve on an audit committee of a board of directors established by the New York Stock Exchange. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, the members of the conflicts committee will also serve on an audit committee that will review our external financial reporting, recommend engagement of our independent auditors, and review procedures for internal auditing and the adequacy of our internal accounting controls. The board of directors of our general partner will oversee compensation decisions for the officers of our general partner as well as the compensation plans described below.

In compliance with the rules of the New York Stock Exchange, the members of the board of directors named below will appoint two independent members within three months of the listing of the common units on the New York Stock Exchange and one additional independent member within 12 months of that listing. The three newly appointed members will serve as the initial members of the audit committee.

We are managed and operated by the directors and officers of Sunoco Partners LLC, our general partner. Most of our operational personnel are employees of our general partner.

The officers of Sunoco Partners LLC, other than Paul A. Mulholland, our Treasurer, and Joseph P. Krott who is acting as our Comptroller on an interim basis, spend substantially all of their time managing our business and affairs. Our non-executive directors are devoting as much time as is necessary to prepare for and attend board of directors and committee meetings.

Directors and Executive Officers of Sunoco Partners LLC (Our General Partner)

The following table shows information for the directors and executive officers of Sunoco Partners LLC, our general partner. Executive officers and directors are elected for one-year terms.

Name                      Age    Position with the General Partner
-----------------------   ---    -----------------------------------------------
John G. Drosdick           58    Chairman and Director
Deborah M. Fretz           53    President, Chief Executive Officer and Director
Thomas W. Hofmann          50    Director
Paul S. Broker             41    Vice President, Western Operations
James L. Fidler            54    Vice President, Business Development
David A. Justin            50    Vice President, Eastern Operations
Joseph P. Krott            38    Comptroller
Paul A. Mulholland         49    Treasurer
Colin A. Oerton            38    Vice President and Chief Financial Officer
Jeffrey W. Wagner          45    General Counsel and Secretary

Mr. Drosdick was elected Chairman of our Board of Directors in October 2001. He has been Chairman of the Board of Directors, President and Chief Executive Officer of Sunoco, Inc. since May 2000. Prior to that, he was a director, President and Chief Operating Officer of Sunoco, Inc. from December 1996 to May 2000. He was President and Chief Operating Officer of Ultramar Corporation from June 1992 to August 1996. Mr. Drosdick is also a director of Hercules Incorporated and Lincoln National Corp.

Ms. Fretz was elected our President, Chief Executive Officer and a director in October 2001. Prior to assuming her positions with us, she was Senior Vice President, MidContinent Refining, Marketing and Logistics of Sunoco, Inc. from November 2000. Prior to that, she was Senior Vice President, Logistics of Sunoco, Inc. from August 1994 to November 2000 and also held the position of Senior Vice President, Lubricants of Sunoco, Inc. from January 1997 to November 2000. In addition, she has been President of Sun Pipe Line Company, a subsidiary of Sunoco, Inc., since October 1991. Ms. Fretz is also a director of GATX Corporation and Cooper Tire & Rubber Company.

Mr. Hofmann was elected to our Board of Directors in October 2001. He has been Senior Vice President and Chief Financial Officer of Sunoco, Inc. since January 2002. Prior to that, he was Vice President and Chief Financial Officer of Sunoco, Inc. from July 1998 to January 2002. He was Comptroller of Sunoco, Inc. from July 1995 to July 1998.

Mr. Broker was elected Vice President, Western Operations in November 2001. Prior to that, he had been Manager, Western Area Operations for Sun Pipe Line Company since September 2000. Mr. Broker served as an Area Superintendent of Eastern Area Operations for Sun Pipe Line Company from March 1997 through September 2000. From 1994 through March 1997, Mr. Broker was Manager of Operations Engineering, Eastern Area Operations.

Mr. Fidler was elected Vice President, Business Development in November 2001. Mr. Fidler had been Vice President/General Manager of Sunoco Distribution Operations for the Sunoco Logistics and Lubricants business units of Sunoco, Inc. since 1995.

Mr. Justin was elected Vice President, Eastern Operations in November 2001. From September 2000 to November 2001, Mr. Justin served as Manager, Eastern Area Operations for Sun Pipe Line Company. Prior to that, he had been Manager, Western Area Operations for Sun Pipe Line Company from 1998 through September 2000. Mr. Justin was Manager, Capital Projects/Engineering and Construction for Sun Pipe Line Company from 1996 through 1998.

Mr. Krott was elected our Comptroller in October 2001. He has been Comptroller of Sunoco, Inc. since July 1998. Prior to that, from September 1997 to July 1998, he served as Director, Compensation, Benefits & HR Systems at Sunoco, Inc. and from July 1996 to September 1997 as Manager, Compensation & HR Systems of Sunoco, Inc.

Mr. Mulholland was elected our Treasurer in January 2002. He has been Treasurer of Sunoco, Inc. since March 2000. Prior to that, from August 1997 through February 2000, he was Director, Corporate Finance for Sunoco, Inc. Previously he served as Manager of Finance, Mergers and Acquisitions for Sunoco, Inc. from August 1993 through July 1997.

Mr. Oerton was elected Vice President and Chief Financial Officer in January 2002. Prior to that, from August 1996 to October 2001, he was Senior Vice President--Natural Resources Group for Lehman Brothers Holdings, Inc.

Mr. Wagner was elected General Counsel and Secretary in November 2001. Prior to assuming his positions with us, Mr. Wagner had been Chief Counsel for Sun Pipe Line Company from 1990 to 2001.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10 percent of our units to file certain reports with the Securities and Exchange Commission and the New York Stock Exchange concerning their beneficial ownership of our equity securities. The Securities and Exchange Commission regulations also require that a copy of all such Section 16 (a) forms must be furnished to us by the directors, executive officers and greater than 10 percent unitholders. Since we did not complete our initial public offering until February 2002, no Section 16(a) forms or amendments were required to be filed for the period ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Sunoco Logistics Partners L.P. and Sunoco Partners LLC, the general partner, were formed on October 15, 2001, but the general partner paid no compensation to its directors and officers with respect to the 2001 fiscal year. We have not accrued any obligations with respect to management incentive or retirement benefits for the directors and officers during 2001. Officers and employees of the general partner may participate in employee benefit plans and arrangements sponsored by the general partner or its affiliates, including plans that may be established by the general partner or its affiliates in the future.

Compensation of Directors

Directors who are employees of Sunoco Partners LLC or its affiliates receive no additional compensation for service on our general partner's board of directors or any committees of the board. Non-employee directors will receive an annual retainer of $15,000 in cash, to be paid quarterly, and a number of restricted units to be paid quarterly under the Sunoco Partners LLC Long-Term Incentive Plan, having an aggregate fair market value equal to $15,000 on an annual basis (the fair market value of each such quarterly payment of restricted units being calculated as of the date of such payment). Chairpersons of any standing committee of the board will receive an annual committee chair retainer of $1,500 in cash. Non-employee directors will receive $1,500 in cash for each board meeting attended, and $1,000 in cash for each committee meeting attended. In addition, each non-employee director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Long-Term Incentive Plan

The general partner has adopted the Sunoco Partners LLC Long-Term Incentive Plan for employees and directors of the general partner and employees of its affiliates who perform services for us. The long-term incentive plan consists of two components: restricted units and unit options. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,250,000 units. The general partner's board of directors administers the plan.

The general partner's board of directors in its discretion may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. The general partner's board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Restricted Units

A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the general partner's board of directors, cash equivalent to the value of a common unit. We expect to make an initial grant of an aggregate of approximately 125,000 restricted units to employees and directors of the general partner and employees of its affiliates who perform services for us. In the future, the board may determine to make additional grants under the plan to employees and directors containing such terms as the board shall determine under the plan. The general partner's board of directors will determine the period over which restricted units granted to employees and directors will vest. The board may base its determination upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change of control of Sunoco Logistics Partners L.P., the general partner, or Sunoco, Inc.

If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the general partner's board of directors provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from us or any other person or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The general partner's board of directors , in its discretion, may grant tandem distribution equivalent rights with respect to restricted units.

We intend the issuance of the common units upon vesting of the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

Unit Options

The long-term incentive plan currently permits the grant of options covering common units. In the future, the general partner's board of directors may determine to make grants under the plan to employees and directors containing such terms as the board of directors shall determine. Unit options will have an exercise price that may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the general partner's board of directors. In addition, the unit options will become exercisable upon a change in control of Sunoco Logistics Partners L.P., the general partner, or Sunoco, Inc. or upon the achievement of specified financial objectives.

Upon exercise of a unit option, the general partner will acquire common units in the open market or directly from any other person or us or use common units already owned by the general partner, or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the difference between the cost incurred by the general partner in acquiring these common units and the proceeds received by the general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and the general partner will pay us the proceeds it received from the optionee upon exercise of the unit option. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

Management Incentive Plan

The general partner has adopted the Sunoco Partners LLC Annual Incentive Compensation Plan. The management incentive plan is designed to enhance the performance of the general partner's key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The general partner's board of directors in its discretion may determine individual participants and payments, if any, for each fiscal year. The board of directors of the general partner may amend or change the management incentive plan at any time. We will reimburse the general partner for payments and costs incurred under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of units of Sunoco Logistics Partners L.P. held by beneficial owners of 5% or more of the units, by directors of Sunoco Partners LLC (our general partner), by each named executive officer and by all directors and officers of Sunoco Partners LLC as a group as of February 28, 2002. Sunoco Partners LLC is owned by Sun Pipe Line Company of Delaware, Sunoco Texas Pipe Line Company, Sunoco R&M, Atlantic Petroleum Corporation, and Atlantic Refining & Marketing Corp., each of which is a direct or indirect wholly owned subsidiary of Sunoco, Inc.

                                                       Percentage
                                          Common       of Common        Subordinated       Percentage of       Percentage of
                                          Units          Units              Units       Subordinated Units      Total Units
               Name of                  Beneficially   Beneficially     Beneficially      Beneficially         Beneficially
         Beneficial Owner /1/              Owned         Owned              Owned             Owned              Owned
------------------------------------    ------------   ------------     ------------      ------------         ------------
Sunoco Partners LLC /2/ ............    5,633,639        49.5%            11,383,639          100.0%              74.7%
John G. Drosdick ...................       20,000           *                      0              0                  *
Deborah M. Fretz ...................        1,600           *                      0              0                  *
Thomas W. Hofmann ..................        2,500           *                      0              0                  *
Paul S. Broker .....................          500           *                      0              0                  *
James L. Fidler ....................        1,600           *                      0              0                  *
David A. Justin ....................        1,000           *                      0              0                  *
Joseph P. Krott ....................        2,000           *                      0              0                  *
Paul A. Mulholland .................        2,000           *                      0              0                  *
Colin A. Oerton ....................        5,000           *                      0              0                  *
Jeffrey W. Wagner ..................        1,000           *                      0              0                  *
All directors and executive officers
    as a group (10 persons) ........       37,200           *                      0              0                  *

----------
*     Less than 0.5%.
/1/ The address of each person named herein is 1801 Market Street, Philadelphia, PA 19103
/2/ Sunoco, Inc. is the ultimate parent company of Sunoco Partners LLC and may, therefore, be deemed to beneficially own the units that are held by Sunoco Partners LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The general partner owns 5,633,639 common units and 11,383,639 subordinated units, representing a 73.2% limited partner interest in us. In addition, the general partner also owns a 2% general partner interest in us. The general partner's ability, as general partner, to manage and operate us, and its ownership of a 73.2% limited partner interest in us effectively gives the general partner the ability to veto some actions of Sunoco Logistics Partners L.P. and to control the management of Sunoco Logistics Partners L.P.

Distribution and Payments to the General Partner and Its Affiliates

The following table summarizes the distribution and payments made and to be made by us to our general partner and its affiliates in connection with our formation, ongoing operation, and liquidation. These distributions and payments were made among affiliated entities and, consequently, are not the result of arm's-length negotiations.

                                Formation Stage

The consideration received by our
 general partner and its affiliates
 for the contribution of the assets
 and liabilities Sunoco Logistics
 (Predecessor)......................   .     5,633,639 common units;

                                       .     11,383,639 subordinated
                                             units;

                                       .     2% general partner interest
                                             in Sunoco Logistics Partners
                                             L.P.;

                                       .     the incentive distribution
                                             rights; and

                                       .     approximately $245.3 million
                                             from the proceeds of the
                                             issuance of the senior notes.


                                Operational Stage

Distributions of available cash to
 our general partner................   We will generally make cash
                                       distributions 98% to the
                                       unitholders, including our general
                                       partner, as holder of an aggregate
                                       of 5,633,639 common units and all
                                       of the subordinated units, and 2%
                                       to the general partner. In
                                       addition, if distributions exceed
                                       the minimum quarterly distribution
                                       and other higher target levels, our
                                       general partner will be entitled to
                                       increasing percentages of the
                                       distributions, up to 50% of the
                                       distributions above the highest
                                       target level.

                                       Assuming we have sufficient
                                       available cash to pay the full
                                       minimum quarterly distribution on
                                       all of our outstanding units for
                                       four quarters, our general partner
                                       would receive an annual
                                       distribution of approximately $0.8
                                       million on its 2% general partner
                                       interest and $30.6 million on its
                                       common units and subordinated
                                       units.


Payments to our general partner and
 its affiliates.....................   We will pay Sunoco, Inc. or its
                                       affiliates an administrative fee,
                                       initially $8.0 million per year,
                                       for the provision of various
                                       general and administrative services
                                       for our benefit. In addition, the
                                       general partner will be entitled to
                                       reimbursement for all expenses it
                                       incurs, on our behalf, including
                                       other general and administrative
                                       expenses. These reimbursable
                                       expenses include the salaries and
                                       the cost of employee benefits of
                                       employees of the general partner
                                       who provide services to us, as
                                       provided in the Omnibus Agreement.
                                       Our general partner has sole
                                       discretion in determining the
                                       amount of these expenses.



Withdrawal or removal of our
 general partner....................   If our general partner withdraws or
                                       is removed, its general partner
                                       interest and its incentive
                                       distribution rights will either be
                                       sold to the new general partner for
                                       cash or converted into common
                                       units, in each case for an amount
                                       equal to the fair market value of
                                       those interests as provided in the
                                       Partnership Agreement.


                                Liquidation Stage

Liquidation.........................   Upon our liquidation, the partners,
                                       including our general partner, will
                                       be entitled to receive liquidating
                                       distributions according to their
                                       particular capital account
                                       balances.

Other Agreements

We have entered into various agreements with Sunoco, Inc., Sunoco R&M and our general partner. Those agreements did not result from arm's-length negotiations and they, or any of the transactions they provide for, may be effected on terms at least as favorable to the parties to those agreements as they could have obtained from unaffiliated third parties.

Omnibus Agreement

Upon the closing of our initial public offering, we entered into an omnibus agreement with Sunoco, Inc., Sunoco R&M, and our general partner that addresses the following matters:

..     Sunoco R&M's obligation to reimburse us for specified operating expenses and capital expenditures or otherwise to complete certain tank maintenance and inspection projects;

..     our obligation to pay our general partner or Sunoco, Inc. an annual administrative fee, initially in the amount of $8.0 million, for the provision by Sunoco, Inc. of certain general and administrative services;

..     Sunoco, Inc.'s and its affiliates' agreement not to compete with us under certain circumstances;

..     our agreement to undertake to develop and construct or acquire an asset if requested by Sunoco, Inc.;

..     an indemnity by Sunoco, Inc. for certain environmental, toxic tort and other liabilities;

..     our obligation to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of our assets that occur on or after the closing of the initial public offering and for environmental and toxic tort liabilities related to our assets to the extent Sunoco, Inc. is not required to indemnify us; and

..     our option to purchase certain pipeline, terminalling, and storage assets retained by Sunoco, Inc. or its affiliates.

Reimbursement of Expenses and Completion of Certain Projects by Sunoco, Inc.

The omnibus agreement requires Sunoco R&M to:

..     reimburse us for any operating expenses and capital expenditures in excess of $8.0 million per year in each year from 2002 to 2006 that are made to comply with the DOT's pipeline integrity management rule, subject to a maximum aggregate reimbursement of $15.0 million over this five-year period;

..     complete, at its expense, certain tank maintenance and inspection projects currently in progress or expected to be completed at the Darby Creek Tank Farm within one year; and

..     reimburse us for up to $10.0 million of expenditures required at the
      Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements, including:

      .  cathodic protection upgrades at these facilities;

      .  raising tank farm pipelines above ground level at these facilities;
         and

      .  repairing or demolishing two riveted tanks at the Marcus Hook Tank
         Farm.

We are reflecting outlays for these programs as operating expenses or capital expenditures, as appropriate. Capital expenditures are depreciated over their useful lives. Reimbursements by Sunoco R&M are reflected as capital contributions.

Payment of General and Administrative Services Fee

In addition, under the omnibus agreement we are paying Sunoco, Inc. or our general partner an annual administrative fee, initially in the amount of $8.0 million, for the provision of various general and administrative services for our benefit. The contract provides that this amount may be increased in the second and third years following the initial public offering by the lesser of 2.5% or the consumer price index for the applicable year. Our general partner, with the approval and consent of its conflict committee, will also have the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses. After this three-year period, our general partner will determine the general and administrative expenses that will be allocated to us. Please read "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Risks Inherent our Business."

The $8.0 million fee includes expenses incurred by Sunoco, Inc. and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. The fee does not include salaries of pipeline and terminal personnel or other employees of our general partner, including senior executives, or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits. We are also reimbursing Sunoco, Inc. and its affiliates for direct expenses they incur on our behalf. In addition, we anticipate incurring approximately $4.0 million of additional general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for tax return preparation, annual and quarterly reports to unitholders, and investor relations and registrar and transfer agent fees, as well as incremental insurance costs.

Development or Acquisition of an Asset By Us

The omnibus agreement also contains a provision pursuant to which Sunoco, Inc. may at any time propose to us that we undertake a project to develop and construct or acquire an asset. If our general partner determines in its good faith judgment, with the concurrence of its conflicts committee, that the project, including the terms on which Sunoco, Inc. would agree to use such asset, will be beneficial on the whole to us and that proceeding with the project will not effectively preclude us from undertaking another project that will be more beneficial to us, we will be required to use commercially reasonable efforts to finance, develop, and construct or acquire the asset. Noncompetition

Sunoco, Inc. and its affiliates have agreed, for so long as Sunoco, Inc. controls the general partner, not to engage in, whether by acquisition or otherwise, the business of purchasing crude oil at the wellhead or operating crude oil pipelines or terminals, refined products pipelines or terminals, or LPG terminals in the continental United States. This restriction does not apply to:

..     any business operated by Sunoco, Inc. or any of its subsidiaries at the closing of our initial public offering;

..     any logistics asset constructed by Sunoco, Inc. or any of its subsidiaries within a manufacturing or refining facility in connection with the operation of that facility;

..     any business that Sunoco, Inc. or any of its subsidiaries acquires or constructs that has a fair market value of less than $5.0 million; and

..     any business that Sunoco, Inc. or any of its subsidiaries acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the business for fair market value not later than six months after completion of such acquisition or construction, and we decline to do so with the concurrence of our conflicts committee.

In addition, the limitations on the ability of Sunoco, Inc. and its affiliates to compete with us will terminate upon a change of control of Sunoco, Inc.

Options to Purchase Assets Retained by Sunoco, Inc.

The omnibus agreement also contains the terms under which we have the options to purchase Sunoco, Inc.'s interests in Mid-Valley Pipeline Company, West Texas Gulf Pipeline Company, Mesa Pipeline and Inland Corporation, as well as the Icedale pipeline.

Indemnification

Under the omnibus agreement, Sunoco, Inc. has agreed to indemnify us for 30 years after the closing of our initial public offering against certain environmental and toxic tort liabilities associated with the operation of the assets and occurring before the closing date of our initial public offering. This indemnity obligation will be reduced by 10% per year beginning with the 22nd year after the closing of our initial public offering. We have agreed to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of our assets that occur on or after the closing of our initial public offering and for environmental and toxic tort liabilities related to our assets to the extent Sunoco, Inc. is not required to indemnify us.

Sunoco, Inc. has also agreed to indemnify us for liabilities relating to:

..     the assets contributed to us, other than environmental and toxic tort liabilities, that arise out of the operation of the assets prior to the closing of our initial public offering and that are asserted within ten years after the closing of our initial public offering;

..     certain defects in title to the assets contributed to us and failure to obtain certain consents and permits necessary to conduct our business that arise within ten years after the closing of our initial public offering;

..     legal actions currently pending against Sunoco, Inc. or its affiliates;
      and

..     events and conditions associated with any assets retained by Sunoco, Inc.
      or its affiliates.

Pipelines and Terminals Storage and Throughput Agreement

Concurrently with the closing of our initial public offering, we entered into a pipelines and terminals storage and throughput agreement with Sunoco R&M. Under that agreement, Sunoco R&M has agreed to pay us fees generally comparable to those charged by third parties to:

..     transport on our refined product pipelines or throughput in our 32 inland refined product terminals an amount of refined products that will produce at least $75.0 million of revenue in the first year, escalating at 1.67% per year for the next four years. In addition, Sunoco R&M will pay us to transport on our refined product pipelines an amount of refined products that will produce at least $54.3 million of revenue in the sixth year and at least $55.2 million of revenue in the seventh year. Sunoco R&M will pay the published tariffs on the pipelines and contractually agreed fees at the terminals;

..     receive and deliver at least 130,000 bpd of refined products per year at our Marcus Hook Tank Farm for five years. In the first year, we will receive a fee of $0.1627 per barrel for the first 130,000 bpd and $0.0813 per barrel for volumes in excess of 130,000 bpd. These fees will escalate at the rate of 1.67% per year;

..     store 975,734 barrels of LPG per year at our Inkster Terminal, which represents all of our LPG storage capacity at this facility. In the first year of this seven-year agreement, we will receive a fee of $2.04 per barrel of committed storage, a fee of $0.204 per barrel for receipts greater than 975,734 barrels per year and a fee of $0.204 per barrel for deliveries greater than 975,734 barrels per year. These fees will escalate at the rate of 1.875% per year;

..     receive and deliver at least 290,000 bpd of crude oil or refined products per year at our Fort Mifflin Terminal Complex for seven years. In the first year, we will receive a fee of $0.1627 per barrel for the first 180,000 bpd and $0.0813 per barrel for volumes in excess of 180,000 bpd. These fees will escalate at the rate of 1.67% per year; and

..     transport or cause to be transported an aggregate of at least 140,000 bpd of crude oil per year on our Marysville to Toledo, Nederland to Longview, Cushing to Tulsa, Barnsdall to Tulsa, and Bad Creek to Tulsa crude oil pipelines at the published tariffs for a term of seven years..

If Sunoco R&M fails to meet its minimum obligations pursuant to the contract terms set forth above, it will be required to pay us in cash the amount of any shortfall, which may be applied as a credit in the following year after Sunoco R&M's minimum obligations are met.

Sunoco R&M's obligations under this agreement may be permanently reduced or suspended if:

..     Sunoco R&M (1) shuts down or reconfigures one of its refineries (other than planned maintenance turnarounds) and (2) reasonably believes in good faith that such event will jeopardize its ability to satisfy its minimum revenue or throughput obligations. Sunoco R&M will be required to give at least six months' advance notice of any shut down or reconfiguration. Sunoco R&M will propose new minimum obligations that proportionally reduce the affected obligations. If we do not agree with this reduction, any change in Sunoco R&M's obligations will be determined by binding arbitration; or

..     Sunoco R&M (1) is prohibited from using MTBE in the gasoline it produces and (2) reasonably believes in good faith that such event will jeopardize its ability to satisfy its minimum revenue or throughput obligations. Sunoco R&M will be required to give at least 90 days advance notice of any planned prohibition on using MTBE in the gasoline it produces. Sunoco R&M will propose new minimum obligations that proportionally reduce its affected obligations. If we do not agree with this reduction, any change in Sunoco R&M's obligations will be determined by binding arbitration.

Furthermore, if new laws or regulations are enacted that require us to make substantial and unanticipated capital expenditures at the Terminal Facilities, we will have the right to impose a monthly surcharge on Sunoco R&M for the use of the Terminal Facilities to cover the cost of complying with these laws or regulations, after we have made efforts to mitigate their effect. We and Sunoco R&M will negotiate in good faith to agree on the level of the monthly surcharge. If we are unable to agree, then we may terminate the agreement with respect to the affected asset.

Sunoco R&M's obligations under this agreement may be temporarily suspended during the occurrence of an event that is outside the control of the parties that renders performance impossible with respect to an asset for at least 30 days.

Sunoco R&M has agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariff rates in effect during the term of the agreement. This agreement does not prevent other current or future shippers from challenging our tariff rates. At the end of the term of the agreement, Sunoco R&M will be free to challenge, or to cause others to challenge or assist others in challenging, our tariff rates in effect at that time.

From time to time, Sunoco, Inc. may be presented with opportunities by third parties with respect to its refinery assets. These opportunities may include offers to purchase and joint venture propositions. Sunoco, Inc. is also continually considering changes to its refineries. Those changes may involve new facilities, reduction in certain operations or modifications of facilities or operations. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Sunoco, Inc. has advised us that although it continually considers the types of matters referred to above, it is not currently proceeding with any transaction or plan that it believes is likely to result in any reconfigurations or other operational changes in any of its refineries served by our assets that would have a material effect on Sunoco R&M's business relationship with us. Further, Sunoco, Inc. has also advised us that it is not considering a shutdown of any of its refineries served by our assets. Sunoco, Inc. is, however, actively managing its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future.

To the extent Sunoco R&M does not extend or renew the pipelines and terminals storage and throughput agreement, our financial condition and results of operations may be adversely affected. Our assets were constructed or purchased to service Sunoco R&M's refining and marketing supply chain and are well-situated to suit Sunoco R&M's needs. As a result, we would expect that even if this agreement is not renewed, Sunoco R&M would continue to use our pipelines and terminals. However, we cannot assure you that Sunoco R&M will continue to use our facilities or that we will be able to generate additional revenues from third parties.

Sunoco R&M's obligations under this agreement will not terminate if Sunoco, Inc. and its affiliates no longer own the general partner. This agreement may be assigned by Sunoco R&M only with the consent of our conflicts committee.

Other Agreements with Sunoco R&M and Sunoco, Inc.

Under a 20-year lease agreement, Sunoco R&M will pay us $5.1 million in the first year to lease 58 miles of interrefinery pipelines between Sunoco R&M's Philadelphia and Marcus Hook refineries, escalating at 1.67% per year, for the next 19 years.

Sunoco R&M has agreed to purchase from us at market-based rates particular grades of crude oil that our crude oil acquisition and marketing business purchases for delivery to pipelines in: Longview, Trent, Tye, and Colorado City, Texas; Haynesville, Louisiana; Marysville and Lewiston, Michigan; and Tulsa, Oklahoma. The initial term of these agreements is two months. At Marysville and Lewiston, Michigan, we exchange Michigan sweet and Michigan sour crude oil we own for domestic sweet crude oil supplied by Sunoco R&M at market-based rates. These agreements will automatically renew on a monthly basis unless terminated by either party on 30 days' written notice. Sunoco R&M has indicated that it has no current intention to terminate these agreements.

We entered into a license agreement with Sunoco, Inc. and certain of its affiliates, including our general partner, pursuant to which we granted to our general partner a license to our intellectual property so that our general partner can manage our operations and create intellectual property using our intellectual property. Our general partner will assign to us the new intellectual property it creates in operating our business. Our general partner also licensed to us certain of its own intellectual property for use in the conduct of our business and we licensed to our general partner certain of our intellectual property for use in the conduct of its business. The license agreement also granted to us a license to use the trademarks, trade names, and service marks of Sunoco, Inc. in the conduct of our business.

We entered into a treasury services agreement with Sunoco, Inc. pursuant to which we, among other things, participate in Sunoco, Inc.'s centralized cash management program. Under this program, all of our cash receipts and cash disbursements will be processed, together with those of Sunoco, Inc. and its other subsidiaries, through Sunoco, Inc.'s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances will be settled periodically, but no less frequently than at the end of each month. Amounts due from Sunoco, Inc. and its subsidiaries earn interest at a rate equal to the average rate of our third-party money market investments, while amounts due to Sunoco, Inc. and its subsidiaries bear interest at a rate equal to the interest rate provided in our revolving credit facility.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1) The combined financial statements are included in Item 8. Financial Statements and Supplementary Data.
      (2)   No financial statement schedules are required to be filed.

(b) We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

(a)(3) & (c) The exhibits listed below are filed as part of this report:


Exhibit No.   Description
-----------   -----------

   3.1* Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement, File No. 333-71968, filed October 22, 2001.

   3.2 First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of February 8, 2002.

   3.3* Certificate of Limited Partnership of Sunoco Logistics Operations L.P. (incorporated by reference to Exhibit 3.1 to AmendmentNo. 1 to Form S-1 filed December 18, 2001).

   3.4 First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002

   3.5* Certificate of Organization of Sunoco Partners LLC (incorporated by reference to Exhibit 3.5 to the Form S-1 Registration Statement filed October 22, 2001)

   3.6 First Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC, dated as of February 8, 2002.

   10.1 Credit Agreement dated as of February 1, 2002, among Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners L.P., Bank of America, N.A., First Union National Bank, Credit Suisse First Boston, Lehman Commercial Paper Inc., Citibank, N.A., and UBS AG.

   10.2 Indenture, dated as of February 7, 2002, between Sunoco Logistics Partners Operations L.P. and First Union National Bank.

   10.3 Registration Rights Agreement, dated as of February 8, 2002, among Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners L.P., Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., and the following Initial Purchasers: Lehman Brothers Inc., Credit Suisse First Boston Corporation, Banc of America Securities LLC, Salomon Smith Barney Inc., UBS Warburg LLC and First Union Securities, Inc.

   10.4 Contribution, Conveyance and Assumption Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sun Pipe Line Company of Delaware, Sunoco, Inc. (R&M), Atlantic Petroleum Corporation; Sunoco Texas Pipe Line Company, Sun Oil Line of Michigan (Out) LLC, Mid-Continent Pipe Line (Out) LLC, Sun Pipe Line Services (Out) LLC, Atlantic Petroleum Delaware Corporation, Atlantic Pipeline (Out) L.P, Sunoco Partners LLC, Sunoco Partners Lease Acquisition & Marketing LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations L.P, Sunoco Logistics Partners Operations GP LLC,

            Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Mid-Con (In) LLC, Atlantic (In) L.P, Atlantic R&M (In) L.P., Sun Pipe Line Services (In) L.P., Sunoco Michigan (In) LLC, Atlantic
            (In) LLC, Sun Pipe Line GP LLC, Sunoco R&M (In) LLC, and Atlantic Refining & Marketing Corp.

   10.5 Omnibus Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC.

   10.6 Pipelines and Terminals Storage and Throughput Agreement, dated as of February 8, 2002, among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners LLC, Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., Sunoco Logistics Partners GP LLC, and Sunoco Logistics Partners Operations GP LLC

   10.7 Treasury Services Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sunoco Logistics Partners L.P., and Sunoco Logistics Partners Operations L.P.

   10.8 Intellectual Property and Trademark License Agreement, dated as of February 8, 2002 among Sunoco, Inc., ("Sunoco"), Sunoco, Inc. (R&M), Sunmarks, Inc., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., and Sunoco Partners LLC

   10.9 Interrefinery Lease, dated as of February 8, 2002, between Sunoco Pipeline L.P., and Sunoco, Inc.(R&M).

   10.10* Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Form S-1 Registration Statement filed January 11, 2002).

   10.11* Sunoco Partners LLC Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Form S-1 Registration Statement filed January 11, 2002).

   10.12* Revolving Credit Agreement of Sunoco, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form S-1 Registration Statement filed December 18, 2001).

   10.12.1* Amendment to Revolving Credit Agreement of Sunoco, Inc.
            (incorporated by reference to Exhibit 10.7.1 to Amendment No. 1 to the Form S-1 Registration Statement filed December 18, 2001).

   21.1*    Subsidiaries of Sunoco Logistics Partners L.P.

   24.1     Power of Attorney, together with Unanimous Written Consent.

----------
* Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

Note: Copies of each Exhibit to the Form 10-K are available upon request.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunoco Logistics Partners L.P.
(Registrant)
         By: Sunoco Partners LLC,
             (Its General Partner)
             By    /s/  Colin A. Oerton
                   --------------------
                   Colin A. Oerton, Vice President and Chief Financial Officer

April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March __, 2002


/s/ John G. Drosdick*                          /s/ Joseph P. Krott*
-----------------                              ----------------
John G. Drosdick, Chairman and Director        Joseph P. Krott, Comptroller of Sunoco
of Sunoco Partners LLC, General Partner        Partners LLC, General Partner of Sunoco
of Sunoco Logistics Partners L.P.              Logistics Partners L.P. (Principal
                                               Accounting Officer)


/s/ Deborah M. Fretz*                          /s/ Colin A. Oerton*
-----------------                              ----------------
Deborah M. Fretz, President, Chief             Colin A. Oerton, Vice President and
Executive Officer and Director of Sunoco       Chief Financial Officer of Sunoco
Partners LLC, General Partner of Sunoco        Partners LLC, General Partner of Sunoco
Logistics Partners L.P.(Principal              Logistics Partners L.P. (Principal
Executive Officer)                             Financial Officer)

/s/ Thomas W. Hofmann*
------------------
Thomas W. Hofmann, Director of Sunoco
Partners LLC, General Partner of Sunoco
Logistics Partners L.P.

                                               *By  /s/ Colin A. Oerton
                                                    --------------------
                                                    Colin A. Oerton, Individually and as
                                                    Attorney-in-Fact of Sunoco Partners LLC,
                                                    General Partner of Sunoco Logistics
                                                    Partners L.P.