Form 10-Q
period 2002-03-31
SUNOCO LOGISTICS PARTNERS LP
filed 2002-05-15
CIK 1161154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM ______________ TO _____________


Commission file number 1-31219


                         SUNOCO LOGISTICS PARTNERS L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                            23-3096839
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)

          Ten Penn Center
         1801 Market Street
          Philadelphia, PA                                    19103-1699
(Address of principal executive offices)                      (Zip-Code)

                                 (215) 977-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                       ---    ---

The number of the registrant's Common Units held by non-affiliates and outstanding at April 30, 2002 was 5,706,800.

                         SUNOCO LOGISTICS PARTNERS L.P.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)

            Condensed Balance Sheets at March 31, 2002
            and December 31, 2001 ..........................................   2

            Condensed Statements of Income for the Three
            Months Ended March 31, 2002 and 2001 ...........................   3

            Condensed Statements of Cash Flows for the Three
            Months Ended March 31, 2002 and 2001 ...........................   4

            Condensed Statement of Partners' Capital/Net Parent
            Investment for the Three Months Ended March 31, 2002 ...........   5

            Notes to Condensed Financial Statements ........................   6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................  14

    Item 3. Quantitative and Qualitative Disclosures
            about Market Risk ..............................................  17


PART II. OTHER INFORMATION


    Item 1. Legal Proceedings ..............................................  20

    Item 2. Changes in Securities and Uses of Proceeds .....................  20

    Item 3. Defaults Upon Senior Securities ................................  21

    Item 4. Submission of Matters to a Vote of Security Holders ............  21

    Item 5. Other Information ..............................................  21

    Item 6. Exhibits and Reports on Form 8-K ...............................  21

SIGNATURE ..................................................................  22

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                         SUNOCO LOGISTICS PARTNERS L.P.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                                   March 31,        December 31,
                                                                     2002               2001
                                                               -------------------------------------
Assets
Current Assets
Cash and cash equivalents .................................       $    42,589          $        --
Accounts receivable, affiliated companies .................            89,424                6,245
Accounts receivable, net ..................................           172,273              151,264
Note receivable from affiliate ............................                --               20,000
Inventories:
  Crude oil ...............................................            30,547               19,367
  Materials, supplies and other ...........................             1,239                1,239
Deferred income taxes .....................................                --                2,821
                                                               ------------------------------------
   Total Current Assets ...................................           336,072              200,936

Properties, plants and equipment ..........................           936,890              937,305
Less accumulated depreciation and amortization ............           374,271              370,946
                                                               ------------------------------------
Properties, plants and equipment, net .....................           562,619              566,359
Deferred charges and other assets .........................            28,621               21,906
                                                               ------------------------------------
   Total Assets ...........................................       $   927,312          $   789,201
                                                               ====================================

Liabilities and Partners' Capital/Net Parent Investment
Current Liabilities
Accounts payable ..........................................       $   258,996          $   235,061
Accrued liabilities .......................................             9,698               26,628
Advances from affiliate ...................................            29,301                   --
Current portion of long-term debt due affiliate ...........                --               75,000
Current portion of long-term debt .........................               233                  228
Taxes payable .............................................             7,113               20,373
                                                               ------------------------------------
   Total Current Liabilities ..............................           305,341              357,290

Long-term debt due affiliate ..............................                --               65,000
Long-term debt ............................................           252,829                4,553
Deferred income taxes .....................................                --               78,140
Other deferred credits and liabilities ....................               920                9,325
Commitments and contingent liabilities
Partners' Capital .........................................           368,222                   --
Net Parent Investment .....................................                --              274,893
                                                               ------------------------------------
   Total Liabilities and Partners' Capital/Net Parent
   Investment .............................................       $   927,312          $   789,201
                                                               ====================================


                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (in thousands, except units and per unit amounts)

                                                                       Three Months Ended
                                                                            March 31,
                                                                ----------------------------------
                                                                     2002                2001
                                                                ---------------    ---------------
Revenues
Sales and other operating revenue:
   Affiliates ...............................................      $   237,468        $  290,538
   Unaffiliated customers ...................................          107,272           123,866
Other income ................................................            1,748             1,303
                                                                ----------------------------------
   Total Revenues ...........................................          346,488           415,707

Costs and Expenses
Cost of products sold and operating expenses ................          313,067           387,936
Depreciation and amortization ...............................            6,239             5,705
Selling, general and administrative expenses ................            9,737             8,429
                                                                ----------------------------------
   Total Costs and Expenses .................................          329,043           402,070
                                                                ----------------------------------
Operating Income ............................................           17,445            13,637
Net interest cost paid to affiliates ........................              717             2,780
Other interest cost and debt expense ........................            2,605                99
Capitalized interest ........................................             (300)             (455)
                                                                ----------------------------------
Income before income tax expense ............................           14,423            11,213
Income tax expense ..........................................            1,555             4,224
                                                                ----------------------------------
Net income ..................................................      $    12,868        $    6,989
                                                                ==================================

Allocation of First Quarter 2002 Net Income
  Portion applicable to January 1 through
   February 7, 2002 (period prior to initial public
   offering) ................................................      $     3,421
  Portion applicable to February 8 through
   March 31, 2002 ...........................................            9,447
                                                                   -----------
  Net income ................................................      $    12,868
                                                                   ===========

Calculation of Limited Partners' Interest for the period
 February 8, 2002 through March 31, 2002
  Net Income ................................................      $     9,447
  Less: General Partner's Interest ..........................              189
                                                                   -----------
  Limited Partners' Interest in Net Income ..................      $     9,258
                                                                   ===========

Net income per Unit for the period February 8, 2002
 through March 31, 2002 .....................................      $      0.41
                                                                   ===========
Weighted Average Units Outstanding ..........................       22,767,278
                                                                   ===========


                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                    --------------------------------------------
                                                                                            2002                     2001
                                                                                    ---------------------    -------------------
Increases (Decreases) in Cash and Cash Equivalents
Cash Flows from Operating Activities:
  Net Income ..................................................................             $     12,868            $     6,989
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization ..........................................                    6,239                  5,705
       Deferred income tax expense ............................................                      675                  8,171
       Changes in working capital pertaining to
         operating activities:
           Accounts receivable, affiliated companies ..........................                  (83,179)                   539
           Accounts receivable ................................................                  (24,811)                25,428
           Inventories ........................................................                  (18,169)                (8,385)
           Accounts payable and accrued liabilities ...........................                   17,719                (35,688)
           Taxes payable ......................................................                      812                 (3,547)
       Other ..................................................................                   (3,978)                 2,453
                                                                                    ---------------------------------------------
Net cash provided by (used in) operating activities ...........................                  (91,824)                 1,665
                                                                                    ---------------------------------------------
Cash Flows from Investing Activities:
  Capital expenditures ........................................................                   (3,387)               (11,571)
  Collection of note receivable from affiliate ................................                   20,000                     --
  Other .......................................................................                       --                    853
                                                                                    ---------------------------------------------
Net cash provided by (used in) investing activities ...........................                   16,613                (10,718)
                                                                                    ---------------------------------------------
Cash Flows from Financing Activities:
  Advances from affiliate .....................................................                   29,301                     --
  Net repayments of short-term borrowings due
   affiliate ..................................................................                       --                (45,000)
  Repayments of long-term debt due affiliate ..................................                  (50,000)                    --
  Net proceeds from issuance of long-term debt ................................                  245,573                     --
  Contributions from Sunoco ...................................................                   40,217                 54,115
  Special distribution to Sunoco ..............................................                 (245,573)                    --
  Net proceeds from issuance of common units to the public ....................                   98,314                     --
  Other .......................................................................                      (32)                   (62)
                                                                                    ---------------------------------------------
Net cash provided by financing activities .....................................                  117,800                  9,053
                                                                                    ---------------------------------------------
Net increase in cash and cash equivalents .....................................                   42,589                     --
Cash and cash equivalents at beginning of period ..............................                       --                     --
                                                                                    ---------------------------------------------
Cash and cash equivalents at end of period ....................................             $     42,589            $        --
                                                                                    =============================================



                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.
         CONDENSED STATEMENT OF PARTNERS' CAPITAL/NET PARENT INVESTMENT
                                   (UNAUDITED)
                       (in thousands, except unit amounts)

                                                                                                                      Total
                                                                     PARTNERS' CAPITAL                              Partners'
                                            -------------------------------------------------------------------     Capital/
                             Net Parent                                                                General     Net Parent
                             Investment                              Limited Partners                  Partner     Investment
                            --------------  -------------------------------------------------------  ----------   ------------
                                                       Common                     Subordinated
                                            ----------------------------  -------------------------
                                   $            units              $           units           $            $           $
                            --------------  ---------------   ----------  ---------------  --------  ----------  ------------
Balance at January 1,
 2002 .....................   $  274,893                --     $     --               --   $     --     $   --      $ 274,893

Net income
 applicable to the
 period from January 1
 through February 7,
 2002 .....................        3,421                                                                                3,421

Contribution from
 Sunoco ...................       40,217                                                                               40,217

Adjustment to
 reflect net liabilities not
 contributed by
 Sunoco to the
 Partnership ..............      187,503                                                                              187,503

Special distribution
 to Sunoco ................     (245,573)                                                                            (245,573)
                            --------------  ---------------   ----------  ---------------  --------  ----------  ------------
Net assets contributed
 by Sunoco ................      260,461                --           --               --         --         --        260,461

Allocation of net
 assets contributed by
 Sunoco ...................     (260,461)        5,633,639       84,502       11,383,639    170,750      5,209             --

Issuance of units to
 the public ...............                      5,750,000       98,314               --         --         --         98,314

Net income
 applicable to the
 period from February 8
 through March 31,
 2002 .....................                                       4,629                       4,629        189          9,447
                            --------------  ---------------   ----------  ---------------  --------  ----------  ------------

Balance at March 31,
 2002 .....................   $       --        11,383,639     $187,445       11,383,639   $175,379     $5,398     $ 368,222
                            ==============  ===============   ==========  ===============  ========  ==========  ============

                            (See Accompanying Notes)
                                       5

                         SUNOCO LOGISTICS PARTNERS L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

Sunoco Logistics Partners L.P. (the "Partnership") is a Delaware limited partnership formed by Sunoco, Inc. in October 2001 to acquire, own, and operate a substantial portion of Sunoco, Inc.'s logistics business, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast, Midwest and Southwest United States (collectively, "Sunoco Logistics (Predecessor)" or the "Predecessor").

     The accompanying condensed financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2002 are not necessarily indicative of results for the full year 2002.

The financial statements of Sunoco Logistics Partners L.P. reflect historical cost-basis accounts of the Predecessor for periods prior to February 8, 2002, the closing date of the Partnership's initial public offering (the "IPO") (see
Note 2) and include charges from Sunoco, Inc. and its subsidiaries (collectively, "Sunoco") for direct costs and allocations of indirect corporate overhead. Management of the Partnership believes that the allocation methods are reasonable, and that the allocations are representative of the costs that would have been incurred on a stand-alone basis. Beginning on February 8, 2002, the condensed financial statements reflect the financial statements of the Partnership and its subsidiaries.

2.   The Initial Public Offering

     On February 8, 2002, Sunoco, Inc., through its subsidiary, Sunoco Partners LLC, the general partner of the Partnership, contributed the Predecessor to the Partnership in exchange for: (i) its 2% general partner interest in the Partnership; (ii) incentive distribution rights (as defined in the Partnership Agreement); (iii) 5,633,639 common units; (iv) 11,383,639 subordinated units; and (v) a special interest representing the right to receive from the Partnership on the closing of the IPO the net proceeds from the issuance of $250 million of ten-year Senior Notes by Sunoco Logistics Partners Operations L.P. (the "Operating Partnership") which totalled $245.6 million. The Partnership concurrently issued 5.75 million common units (including 750,000 units issued pursuant to the underwriters' over-allotment option), representing a 24.8% limited partnership interest in the Partnership, in an IPO at a price of $20.25 per unit. Proceeds from the IPO, which totalled $98.3 million net of underwriting discounts and offering expenses, were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco.

3.   Related Party Transactions

Accounts Receivable, Affiliated Companies

     Prior to the IPO, substantially all of the related party transactions discussed below were settled immediately through the net parent investment account. Subsequent to the IPO, normal trade terms apply to transactions with Sunoco as contained in various agreements discussed below which were entered into concurrent with the IPO.

     Affiliated revenues in the condensed statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco. Sales of crude oil are computed using the formula-based pricing mechanism of a supply agreement with Sunoco. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues are generally determined using posted third-party tariffs. Prior to January 1, 2002, revenues from terminalling and storage were generally equal to all of the costs incurred for these activities, including operating, maintenance and environmental remediation expenditures. Concurrent with the closing of the IPO, the Partnership entered into a pipelines and terminals storage and throughput agreement with Sunoco, under which the Partnership is charging Sunoco fees for services provided under these agreements comparable to those charged in arm's-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco has agreed to pay the Partnership a minimum level of revenues for transporting and terminalling refined products. Sunoco also has agreed to minimum throughputs of refined products and crude oil in the Partnership's Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines. Effective January 1, 2002, fee arrangements consistent with this contract were used as the basis for the transfer prices to be used in preparation of Sunoco's segment information. Accordingly, such fees are reflected in the condensed financial statements beginning on January 1, 2002. Sunoco also leases from the Partnership the 58 miles of interrefinery pipelines between Sunoco's Philadelphia and Marcus Hook refineries for a term of 20 years.

     Under an omnibus agreement with Sunoco that the Partnership entered into at the closing of the IPO, Sunoco is continuing to provide centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services for three years for an annual administrative fee initially in the amount of $8.0 million, which may be increased in the second and third years following the IPO by the lesser of 2.5% or the consumer price index for the applicable year. These costs, which are reflected in selling, general and administrative expenses, may also increase if the Partnership makes an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco. This fee does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits. The Partnership is also reimbursing Sunoco for these costs and other direct expenses incurred on the Partnership's behalf.

     Allocated Sunoco employee benefit plan expenses for employees who wok in the pipeline, terminalling, storage and crude oil gathering operations, including senior executives, (e.g. non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans, and other such benefits) are reflected primarily in cost of products sold and operating expenses in the condensed statements of income. In connection with the transfer of the Predecessor's operations to the Partnership, these employees, including senior executives, became employees of the Partnership's general partner or its affiliates, wholly owned subsidiaries of Sunoco, Inc. The Partnership has no employees.

     Note Receivable from Affiliate

     Effective October 1, 2000, the Predecessor loaned $20.0 million to Sunoco. The loan, which was evidenced by a note that was collected on January 1, 2002, earned interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service.

     Advances from Affiliate

     The Partnership entered into a treasury services agreement with Sunoco at the closing of the IPO pursuant to which it, among other things, participates in Sunoco's centralized cash management program. Under this program, all of the Partnership's cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco's cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than at the end of each month. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership's third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership's revolving credit facility.

     Short-Term Borrowings due Affiliate

     At December 31, 2000, the Predecessor had two short-term notes totaling $45.0 million due Sunoco, which were repaid during 2001. The notes bore interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service.

     Long-Term Debt due Affiliate

     At December 31, 2001, the Predecessor had four variable-rate notes totaling $140.0 million due to Sunoco. The notes bore interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service. The Predecessor repaid $50.0 million of this debt prior to the IPO. The remaining debt was not assumed by the Partnership.

4.   Long-Term Debt

The components of long-term debt (including current portion) were as follows (in thousands of dollars):

                                                      March 31,         December 31,
                                                        2002                2001
                                                  ----------------   ----------------
Senior Notes ...................................      $  250,000         $       --
Less unamortized bond discount .................           1,660
                                                  ----------------
                                                         248,340
Other (including current portion) ..............           4,722              4,781
                                                  ----------------   ----------------
                                                      $  253,062         $    4,781
                                                  ================   ================

     In conjunction with the IPO, Sunoco Logistics Partners Operations L.P. issued $250.0 million of ten-year, 7.25% Senior Notes (the "Senior Notes") at 99.325% of the principal amount and established a three-year $150.0 million revolving credit facility (the "Credit Facility"). The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Partnership's ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. In addition, the Senior Notes are also subject to repurchase by the Partnership at a price equal to 100% of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity. The Operating Partnership distributed the net proceeds of $245.6 million after offering commissions and issuance expenses from the sale of the outstanding Senior Notes to the Partnership for distribution to Sunoco.

     The $150.0 million Credit Facility matures on January 31, 2005, and is available to fund the Operating Partnership's working capital requirements, to finance future acquisitions, and for general partnership purposes. It may also be used to fund the minimum quarterly distribution to a maximum of $20.0 million. Borrowings under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility will bear interest at the Operating Partnership's option, at either (i) LIBOR plus an applicable margin or
(ii) the higher of the federal funds rate plus 0.50% or the Bank of America prime rate (each plus the applicable margin). The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership's ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interest in the Operating Partnership's subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain on a rolling-four-quarter basis a ratio of total debt to EBITDA (each as defined in the credit agreement) up to 4:1 ; and an interest coverage ratio (as defined in the credit agreement) of at least 3.5:1. There were no borrowings against the Credit Facility as of March 31, 2002.

     The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

     The Partnership has no operations and its only assets are its investments in its wholly owned partnerships and subsidiaries. The Operating Partnership also has no operations and its assets are limited to its investments in its wholly owned operating subsidiaries, cash and cash equivalents of $42.6 million, and advances from an affiliate of $29.3 million. Except for amounts associated with the Senior Notes, the cash and cash equivalents and advances from an affiliate, the assets and liabilities in the condensed pro forma balance sheet at March 31, 2002 and the revenues and costs and expenses in the condensed statement of income for the quarter then ended are attributable to the operating subsidiaries.

5.   Net Parent Investment

     The Predecessor's net parent investment account represented a net balance resulting from the settlement of intercompany transactions (including federal income taxes) between the Predecessor and Sunoco as well as Sunoco's ownership interest in the net assets of the Predecessor. It also reflects the Predecessor's participation in Sunoco's central cash management program, wherein all of the Predecessor's cash receipts were remitted to Sunoco and all cash disbursements were funded by Sunoco. There were no terms of settlement or interest charges attributable to this balance. The Predecessor's net parent investment account excludes amounts loaned to/borrowed from Sunoco evidenced by interest-bearing notes.

     In connection with the contribution of the Predecessor to the Partnership on February 8, 2002, Sunoco retained certain assets and liabilities. The following table summarizes the carrying amount of the assets and liabilities which were not contributed by Sunoco (in thousands of dollars):

Accounts receivable                                             $ 3,802
Inventories                                                       6,989
Deferred income taxes                                             2,821
Properties, plants and equipment, net                               822
                                                              ---------
                                                                 14,434
                                                              ---------
Accrued liabilities                                              10,714
Taxes payable                                                    14,072
Long-term debt due affiliate                                     90,000
Deferred income taxes                                            78,815
Other deferred credits and liabilities                            8,336
                                                              ---------
                                                                201,937
                                                              ---------
Net liabilities retained by Sunoco                            $ 187,503
                                                              =========

6.   Commitments and Contingent Liabilities

     The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites.

     Total future costs for environmental remediation activities will depend upon, among other things, the identification of new sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability, and the number, participation levels and financial viability of other parties. As discussed below, the Partnership's future costs will also be impacted by an indemnification from Sunoco.

     The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership. Management of the Partnership does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at March 31, 2002. Furthermore, management of the Partnership does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's operations, cash flows or liquidity.

     Sunoco has indemnified the Partnership for 30 years for environmental and toxic tort liabilities related to the assets contributed to the Partnership that arise from the operation of such assets prior to the closing of the IPO. Sunoco has indemnified the Partnership for 100% of all losses asserted within the first 21 years of closing. Sunoco's share of liability for claims asserted thereafter will decrease by 10% a year. For example, for a claim asserted during the twenty-third year after closing, Sunoco would be required to indemnify the Partnership for 80% of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the Partnership's assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

     Sunoco also has indemnified the Partnership for liabilities other than environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arise out of Sunoco and its affiliates' ownership and operation of the assets prior to the closing of the IPO and that are asserted within 10 years after closing.

7. Business Segment Information

The following table sets forth certain income statement information concerning the Partnership's business segments and reconciles total segment operating income to net income for the three-month periods ended March 31, 2002 and 2001 (in thousands of dollars):

                                                              Three Months Ended
                                                                  March  31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
 Affiliates ..............................................   $ 17,315   $ 17,056
 Unaffiliated Customers ..................................      5,436      5,302
Other income .............................................      1,744      1,144
                                                             --------   --------
Total revenues ...........................................     24,495     23,502
                                                             --------   --------
Cost of products sold and operating expenses .............     11,436      9,952
Depreciation and amortization ............................      2,567      2,363
Selling, general and administrative expenses .............      4,026      2,971
                                                             --------   --------
Total costs and expenses .................................     18,029     15,286
                                                             --------   --------
Operating Income .........................................   $  6,466   $  8,216
                                                             ========   ========
Terminal Facilities:
Sales and other operating revenue:
 Affiliates ..............................................   $ 14,075   $  9,777
 Unaffiliated Customers ..................................      7,059      6,549
Other income .............................................          2         69
                                                             --------   --------
Total revenues ...........................................     21,136     16,395
                                                             --------   --------
Cost of products sold and operating expenses .............      7,503      8,590
Depreciation and amortization ............................      2,385      2,359
Selling, general and administrative expenses .............      2,639      2,307
                                                             --------   --------
Total costs and expenses .................................     12,527     13,256
                                                             --------   --------
Operating Income .........................................   $  8,609   $  3,139
                                                             ========   ========
Western Pipeline System:
Sales and other operating revenue:
 Affiliates ..............................................   $206,078   $263,705
 Unaffiliated Customers ..................................     94,777    112,015
Other income .............................................          2         90
                                                             --------   --------
Total revenues ...........................................    300,857    375,810
                                                             --------   --------
Cost of products sold and operating expenses .............    294,128    369,394
Depreciation and amortization ............................      1,287        983
Selling, general and administrative expenses .............      3,072      3,151
                                                             --------   --------
Total costs and expenses .................................    298,487    373,528
                                                             --------   --------
Operating Income .........................................   $  2,370   $  2,282
                                                             ========   ========
Reconciliation of Segment Operating Income to Net Income
Operating income:
 Eastern Pipeline System .................................   $  6,466   $  8,216
 Terminal Facilities .....................................      8,609      3,139
 Western Pipeline System .................................      2,370      2,282
                                                             --------   --------
Total segment operating income ...........................     17,445     13,637
Net interest expense .....................................      3,022      2,424
Income tax expense .......................................      1,555      4,224
                                                             --------   --------
Net income ...............................................   $ 12,868   $  6,989
                                                             ========   ========

8.   New Accounting Standards

     Effective January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was adopted. SFAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. The Partnership ceased amortizing goodwill effective January 1, 2002 and will test goodwill for impairment during the second quarter of 2002. Amortization of goodwill and indefinite-lived intangible assets was $0.2 million during the first quarter of 2001.

     In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), was issued. This statement significantly changes the method of accruing for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. The Partnership will evaluate the impact and timing of implementing SFAS No. 143, which is required no later than January 1, 2003.

     In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the provisions of Accounting Principles Board Opinion 30, "Reporting The Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that relate to reporting the effects of a disposal of a segment of a business. The Partnership adopted SFAS No. 144 effective January 1, 2002 when adoption was mandatory. This new standard had no impact on the Partnership's condensed financial statements during the first quarter of 2002.

9.   Distribution to Unitholders

     On April 23, 2002, the Partnership declared a cash distribution of $0.26 per unit on its outstanding common and subordinated units. The distribution represents the minimum quarterly distribution for the 52-day period from February 8, 2002 through March 31, 2002. The $6.0 million distribution will be paid on May 15, 2002 to unitholders of record at the close of business on May 3, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                         Sunoco Logistics Partners L.P.
                              Operating Highlights


                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                       2002            2001
                                                  --------------  --------------
Eastern Pipeline System/(1)/:
Pipeline throughput (bpd)/(2)/ .................       549,920         562,210
Total shipments (barrel miles per day)/(3)/ ....    54,579,732      58,640,935
Tariffs per barrel mile (cents) ................         0.463           0.424

Terminal Facilities:
Terminal throughput (bpd):
 Nederland Terminal ............................       416,000         500,050
 Other terminals/(4)/ ..........................       743,946         740,495

Western Pipeline System:
Crude oil pipeline throughput (bpd) ............       277,500         270,966
Crude oil purchases at wellhead (bpd) ..........       190,910         173,375
Gross margin per barrel of pipeline
 throughput (cents)/(5)/ .......................          21.8            21.9

----------

(1) Excludes amounts attributable to our 9.4% ownership interest in the Explorer Pipeline Company joint venture.
(2) Excludes Toledo, Twin Oaks, and Linden transfer pipelines, which transport large volumes of refined products over short distances and generate minimal revenues.
(3) Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(4) Includes the Partnership's refined product terminals, the Fort Mifflin Terminal Complex and the Marcus Hook Tank Farm.
(5) Represents total segment sales and other operating revenue minus the cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

     Net income was $12.9 million for the three-month period ended March 31, 2002 as compared to $7.0 million for the same period in the prior year, an increase of $5.9 million. Operating income was $3.8 million higher than the first quarter of 2001 due to higher sales and other operating revenue at our Terminal Facilities resulting from a new pricing arrangement with Sunoco which became effective on January 1, 2002. This arrangement, which management believes has market-based terms, replaces a pricing methodology that enabled us to recover our costs but not to generate any profits. Partially offsetting the revenue increase were expenses associated with a pipeline leak which occurred in January 2002 and one-time startup costs associated with the formation of the Partnership.

     Sales and other operating revenue totaled $344.7 million in the first three months of 2002 as compared to $414.4 million for the corresponding 2001 period, a decline of $69.7 million. The decrease was largely attributable to lower crude oil sales revenue resulting from lower crude oil prices. During the first three months of 2002, the average price of West Texas Intermediate crude oil, at Cushing, Oklahoma, the benchmark crude oil in the United States, dropped to $21.67 per barrel from $28.69 per barrel. Other income increased $0.4 million due to higher equity income from Explorer Pipeline Company.

     Total cost of products sold and operating expenses decreased $74.8 million to $313.1 for the first three months of 2002 from $387.9 primarily due to the decrease in crude oil prices described above. Depreciation and amortization increased $0.5 million in the first three months of 2002 primarily due to recent capital expenditures.

     Selling, general and administrative expenses increased $1.3 million due primarily to the one-time start-up costs, charges associated with the pipeline leak in January 2002, for which the Partnership is indemnified by Sunoco, increases in general and administrative costs associated with operating as a public company and increases in insurance premiums.

     Net interest expense increased $0.6 million in the first quarter of 2002 versus the same period in 2001. Prior to the inception of the Partnership, interest expense was primarily attributable to notes payable to an affiliate of Sunoco. The debt due affiliate was not assumed by us. The interest expense applicable to the period from February 8, 2002 through March 31, 2002 relates primarily to the $250 million ten-year, 7.25% Senior Notes issued concurrent with the IPO. The increased interest expense is due to the resulting higher net borrowing position in the first quarter of 2002.

     Income taxes for the first quarter of 2002 are $2.7 million lower than the first quarter of 2001 principally due to the Partnership not being subject to income taxes from its inception on February 8, 2002.

Analysis of Segment Operating Income

Eastern Pipeline System. Operating income in our Eastern Pipeline System was $6.5 million in the first quarter of 2002 compared to $8.2 million in the first quarter of 2001. This $1.7 million decrease was due to a $2.7 million increase in total costs and expenses, partially offset by a $0.4 million increase in sales and other operating revenue and a $0.6 million increase in other income. Total pipeline throughput in the first quarter of 2002 decreased 12,290 bpd, or 2%, compared to the same period in 2001, while shipments in barrel miles decreased 7%. The average tariff per barrel mile increased to 0.463 cents in the first quarter of 2002 from 0.424 cents in the same period in 2001, due to an increase in the shipment of higher tariff barrels. The increase in other income was due to higher equity income from Explorer Pipeline Company.

     The $2.7 million increase in total costs and expenses was due to an increase in cost of products sold and operating expenses of $1.5 million, an increase in selling, general and administrative expenses of $1.0 million and an increase in depreciation and amortization of $0.2 million. The increase in cost of products sold and operating expenses was due principally to higher environmental remediation costs resulting from the pipeline leak that occurred in January 2002. The increase in selling, general and administrative expenses is largely due to costs associated with the formation and operation of the Partnership and higher insurance premiums.

Terminal Facilities. Operating income in our Terminal Facilities was $8.6 million in the first quarter of 2002 compared to $3.1 million in the first quarter of 2001. This $5.5 million increase was due to a $4.7 million increase in sales and other operating revenue and a $1.1 million decrease in cost of products sold and operating expenses, partially offset by a $0.3 million increase in selling, general and administrative expenses.

     The $4.7 million increase in sales and other operating revenue was due principally to the change in the fee arrangement for terminalling and throughput services provided to Sunoco, discussed above. Also contributing to the increase were favorable contract rates at our Nederland Terminal.

     The $1.1 million decrease in cost of products sold and operating expenses is primarily due to lower environmental remediation, utility, and maintenance expenses. The $0.3 million increase in selling, general and administrative costs is largely due to costs associated with the formation and operation of the Partnership and higher insurance premiums.

Western Pipeline System. Operating income in our Western Pipeline System was $2.4 million in the first quarter of 2002, essentially unchanged from the $2.3 million earned in the first quarter of 2001. Gross margin was unchanged in 2002 compared to 2001 as an increase in crude oil acquisition and marketing margins was offset by a decrease in margins from crude oil pipeline operations. The increase in crude oil acquisition and marketing margins was due principally to the November 2001 acquisition of a crude oil pipeline in Texas and the related crude oil acquisition and marketing business from GulfMark Energy, Inc., partially offset by a $0.3 million increase in depreciation and amortization expense.

     The decrease in crude oil pipeline gross margin was mainly due to lower crude oil pipeline volumes reflecting reduced gathering volumes and reduced shipments of crude oil through our Nederland to Longview pipeline.

Liquidity and Capital Resources

Cash Flows and Financial Capacity

     Net cash used in operating activities for the first quarter of 2002 was $91.8 million compared to $1.7 million of cash provided by operating activities for the same period in 2001. The $93.5 million decrease in net cash provided by operating activities in the first quarter of 2002 was primarily due to the use of the net proceeds from the IPO to replenish working capital that was not contributed by Sunoco to the Partnership. This replenishment of working capital consisted primarily of $81.0 million of affiliated company accounts receivable and $13.5 million of crude oil inventory.

     Net cash provided by investing activities was $16.6 million in the first quarter of 2002 compared to a use of cash of $10.7 million in the first quarter of 2001. The change is primarily due to collection of a $20.0 million note receivable from an affiliate and an $8.2 million reduction in capital expenditures caused by the absence of several one-time projects incurred in the first quarter of 2001.

     Net cash provided by financing activities for the quarter ended March 31, 2002 and 2001 was $117.8 million and $9.1 million, respectively. The change is due mainly to the net proceeds of $98.3 million from the IPO and $29.3 million of advances from affiliate in the first quarter of 2002. In addition, net proceeds of $245.6 million from the issuance of the Senior Notes in connection with the IPO were distributed to Sunoco. For a more detailed discussion of the IPO and related transactions, see Notes 2 and 4 to the condensed financial statements.

     Under the treasury services agreement with Sunoco, we, among other things, participate in Sunoco's centralized cash management program. The $29.3 million of advances from affiliate represent amounts due to Sunoco under this treasury services agreement.

Capital Expenditures

     The following table summarizes maintenance and expansion capital expenditures for the three-month periods ended March 31, 2002 and 2001 (in thousands of dollars):

                                               Three Months Ended
                                                   March 31,
                                          ---------------------------
                                              2002           2001
                                            -------        --------
           Maintenance .................    $ 2,336        $  8,272
           Expansion ...................      1,051           3,299
                                            -------        --------
                                            $ 3,387        $ 11,571
                                            =======        ========

     Maintenance capital expenditures declined by $6.0 million from $8.3 million in the first quarter of 2001 to $2.3 million in the first quarter of 2002 due to the absence of several non-recurring expenditures to upgrade our technology, increase reliability and lower our cost structure. During 2001, in the area of technology, we undertook an automation project in our Western Pipeline System, upgraded our network systems and enhanced various software programs in all areas of our business. In the Eastern Pipeline System, a crude oil transfer line between our Darby Creek Tank Farm and our Hog Island Wharf was upgrades and several additional line testing projects related to the Department of Transportation's recently adopted pipeline integrity management rule were undertaken. We also undertook several projects to reduce our cost structure, including rebuilding and upgrading pump stations.

     Expansion capital expenditures declined by $2.2 million, from $3.3 million in the first quarter of 2001 to $1.1 million in the first quarter of 2002. In 2001, two new tanks were constructed at our Eastern Pipeline System's Montello facility and an ethanol blending project at our refined product terminals was completed.

     The Partnership's management believes that cash flow from operations will be sufficient to satisfy our ongoing capital requirements and to pay the minimum quarterly distributions. We may also supplement the cash generated with the proceeds of borrowings under our $150.0 million Credit Facility (see Note 4 to the condensed financial statements) or other debt instruments or the issuance of additional common units.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage such exposure, we monitor our inventory levels and our expectations of future commodity prices and interest rates when making decisions with respect to risk management. We have not entered into derivative transactions that would expose us to price risk.

     Our $150.0 million Credit Facility, although currently undrawn, would expose us to interest rate risk, since this facility bears interest at a variable rate.

Forward-Looking Statements

     Certain matters discussed in this quarterly report on Form 10-Q, excluding historical information, include forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements discuss expected future results, based on current and pending business operations and may be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

     The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

..    Changes in demand for crude oil and refined petroleum products that we store and distribute;

..    Changes in demand for storage in our petroleum product terminals;

..    The loss of Sunoco as a customer or a significant reduction in its current level of throughput and storage with us;

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

..    The occurrence of operational hazards or unforeseen interruption for which we may not be adequately insured;

..    Changes in the reliability and efficiency of our operating facilities or those of Sunoco or third parties;

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

     There are various legal and administrative proceedings pending against Sunoco, affiliated predecessors and us (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify us for any losses which we incurred prior to the IPO, which we may suffer as a result of such currently pending legal actions. As a result, we believe that any liabilities arising from such currently pending proceedings are not likely to be material in relation to our financial position at March 31, 2002.

Item 2. Changes in Securities and Uses of Proceeds

     On February 4, 2002, our Registration Statement on Form S-1 (Registration No. 333-71968), filed with the Securities and Exchange Commission, became effective. Pursuant to the Registration Statement, on February 5, 2002, we sold 5,000,000 common units to the public at a price of $20.25 per unit for aggregate gross proceeds of $101.3 million. Subsequent to the IPO, the underwriters exercised their over-allotment option for 750,000 additional common units at a price of $20.25 per unit for aggregate gross proceeds of $15.1 million. Underwriting fees paid in connection with these transactions were $6.7 million and $1.0 million, respectively. On February 8, 2002, the closing date of our IPO, we received proceeds of $108.7 million (including proceeds of the over-allotment option). The aggregate-offering price of 5,750,000 Common Units was $116.4 million, and the aggregate underwriting fees were $7.7 million. We used approximately $10.4 million of the net proceeds to pay expenses associated with the IPO and related formation transactions, which consisted primarily of legal, accounting and other professional service costs. The remaining $98.3 million of net proceeds was used to increase working capital to the level necessary for the operation of our business, thereby establishing working capital that was not contributed to us by Sunoco in connection with our formation. The underwriters of our IPO were Lehman Brothers, Salomon Smith Barney, UBS Warburg, Banc of America Securities, Wachovia Securities and Credit Suisse First Boston.

     In addition, concurrent with the closing of the IPO, Sunoco Logistics Partners Operations L.P., our wholly owned operating subsidiary, issued, in an offering exempt from registration under the Securities Act of 1933, $250.0 million of 7.25% Senior Notes due 2012 ("Senior Notes"), in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Senior Notes were issued at a price of 99.325% of their principal amount. Gross proceeds from this offering were $248.3 million and aggregate underwriting discounts and commissions were $1.6 million. Net proceeds were $245.6 million after deducting expenses incurred in connection with the issuance of the Senior Notes of approximately $1.1 million, which consisted primarily of legal, accounting and other professional services costs. The initial purchasers of the Senior Notes were Lehman Brothers, Credit Suisse

First Boston, Salomon Smith Barney, UBS Warburg, Banc of America Securities and Wachovia Securities. The $245.6 million of net proceeds from the sale of the Senior Notes were distributed to Sunoco. The Senior Notes have been guaranteed by the Partnership and the Operating Partnership's subsidiaries. Although the initial offering of the Senior Notes was not registered under the Securities Act of 1933, the Operating Partnership entered into a registration rights agreement giving the holders of the Senior Notes certain registration rights. The Operating Partnership filed an exchange offer registration statement on SEC Form S-4 on April 11, 2002 and a first amendment on May 8, 2002 in connection with the registration of the Senior Notes and the guarantees covering the Senior Notes.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 3.1: Second Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC, dated as of April 30, 2002.

        (b) Reports on Form 8-K

            None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Sunoco Logistics Partners L.P.

By    /s/  Colin A. Oerton
      --------------------
      Colin A. Oerton
      Vice President &
      Chief Financial Officer

Date May 15, 2002