Form 10-Q
period 2002-06-30
SUNOCO LOGISTICS PARTNERS LP
filed 2002-08-14
CIK 1161154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JUNE 30, 2002

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM ______________ TO _____________


Commission file number 1-31219


                         SUNOCO LOGISTICS PARTNERS L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                  23-3096839
(State or other jurisdiction of             (IRS Employer Identification
incorporation or organization)                          No.)

             Ten Penn Center
            1801 Market Street
             Philadelphia, PA                       19103-1699
 (Address of principal executive                    (Zip-Code)
                offices)

                                 (215) 977-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of the registrant's Common Units held by non-affiliates and outstanding at July 31, 2002 was 5,706,800.

                         SUNOCO LOGISTICS PARTNERS L.P.

                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION


         Item 1. Financial Statements (Unaudited)

                 Condensed Statements of Income for the Three Months
                 Ended June 30, 2002 and 2001 ..........................       2

                 Condensed Statements of Income for the Six Months
                 Ended June 30, 2002 and 2001 ..........................       3

                 Condensed Balance Sheets at June 30, 2002
                 and December 31, 2001 .................................       4

                 Condensed Statements of Cash Flows for the Six Months
                 Ended June 30, 2002 and 2001 ..........................       5

                 Condensed Statement of Partners' Capital/Net Parent
                 Investment for the Six Months Ended June 30, 2002 .....       6

                 Notes to Condensed Financial Statements ...............       7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...................      16

         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk .....................................      22


PART II. OTHER INFORMATION


         Item 1. Legal Proceedings .....................................      24

         Item 2. Changes in Securities and Uses of Proceeds ............      24

         Item 3. Defaults Upon Senior Securities .......................      25

         Item 4. Submission of Matters to a Vote of Security Holders ...      25

         Item 5. Other Information .....................................      25

         Item 6. Exhibits and Reports on Form 8-K ......................      25

SIGNATURE ..............................................................      27

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                          SUNOCO LOGISTICS PARTNERS L.P.
                          CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (in thousands, except units and per unit amounts)

                                                               Partnership    Predecessor
                                                              -------------   -----------
                                                                   Three Months Ended
                                                                        June 30,
                                                              ---------------------------
                                                                  2002            2001
                                                              ------------    -----------
Revenues
Sales and other operating revenue:
     Affiliates .........................................      $   307,824    $   310,220
     Unaffiliated customers .............................          143,363        133,395
Other income ............................................            1,768            812
                                                               -----------    -----------
   Total Revenues .......................................          452,955        444,427
                                                               -----------    -----------
Costs and Expenses
Cost of products sold and operating expenses ............          419,281        411,392
Depreciation and amortization ...........................            6,473          5,896
Selling, general and administrative expenses ............            9,674          9,111
                                                               -----------    -----------
   Total Costs and Expenses .............................          435,428        426,399
                                                               -----------    -----------
Operating Income ........................................           17,527         18,028
Net interest cost paid to affiliates ....................              428          3,842
Other interest cost and debt expense, net ...............            4,373             99
Capitalized interest ....................................             (245)          (493)
                                                               -----------    -----------
Income before income tax expense ........................           12,971         14,580
Income tax expense ......................................               --          5,512
                                                               -----------    -----------
Net Income ..............................................      $    12,971    $     9,068
                                                               ===========    ===========
Calculation of Limited Partners' interest
  Net Income ............................................      $    12,971
  Less: General Partners' interest ......................              259
                                                               -----------
  Limited Partners' interest in Net Income ..............      $    12,712
                                                               ===========
Basic and diluted Net Income per Limited Partners'
 unit ...................................................      $      0.56
                                                               ===========
Weighted average units outstanding ......................       22,767,278
                                                               ===========

                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (in thousands, except units and per unit amounts)

                                                               Partnership
                                                                   and
                                                               Predecessor
                                                                Combined       Predecessor
                                                               -----------     -----------
                                                                     Six Months Ended
                                                                         June 30,
                                                               ---------------------------
                                                                  2002             2001
                                                               -----------     -----------
Revenues
Sales and other operating revenue:
     Affiliates ......................................         $   545,292     $   600,758
     Unaffiliated customers ..........................             250,635         257,261
Other income .........................................               3,516           2,115
                                                               ---------------------------
   Total Revenues ....................................             799,443         860,134
                                                               ---------------------------
Costs and Expenses
Cost of products sold and operating expenses .........             732,348         799,328
Depreciation and amortization ........................              12,712          11,601
Selling, general and administrative expenses .........              19,411          17,540
                                                               ---------------------------
   Total Costs and Expenses ..........................             764,471         828,469
                                                               ---------------------------
Operating Income .....................................              34,972          31,665
Net interest cost paid to affiliates .................                 551           6,622
Other interest cost and debt expense, net ............               7,572             198
Capitalized interest .................................                (545)           (948)
                                                               ---------------------------
Income before income tax expense .....................              27,394          25,793
Income tax expense ...................................               1,555           9,736
                                                               ---------------------------
Net Income ...........................................         $    25,839     $    16,057
                                                               ===========================


Allocation of 2002 Net Income
  Portion applicable to January 1 through
   February 7, 2002 (period prior to initial public
   offering) .........................................         $     3,421
  Portion applicable to February 8 through
   June 30, 2002 .....................................              22,418
                                                               -----------
  Net Income .........................................         $    25,839
                                                               ===========
Calculation of Limited Partners' interest
  Net Income .........................................         $    22,418
  Less: General Partners' interest ...................                 448
                                                               -----------
  Limited Partners' interest in Net Income ...........         $    21,970
                                                               ===========
Basic and diluted Net Income per Limited Partners'
 unit for the period of February 8, 2002 through June
 30, 2002 ............................................         $      0.96
                                                               ===========
Weighted average units outstanding ...................          22,767,278
                                                               ===========



                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                             Partnership     Predecessor
                                                             -----------     -----------
                                                               June 30,      December 31,
                                                                 2002            2001
                                                             -----------     -----------
Assets
Current Assets
Cash and cash equivalents .............................      $     6,885     $        --
Advances to affiliate (Note 3) ........................           13,713              --
Accounts receivable, affiliated companies (Note 3).....           91,266           6,245
Accounts receivable, net ..............................          174,648         151,264
Note receivable from affiliate (Note 3) ...............               --          20,000
Inventories:
  Crude oil ...........................................           20,992          19,367
  Materials, supplies and other .......................            1,231           1,239
Deferred income taxes .................................               --           2,821
                                                             -----------     -----------
   Total Current Assets ...............................          308,735         200,936
Properties, plants and equipment ......................          949,556         937,305
Less accumulated depreciation and amortization ........          380,806         370,946
                                                             -----------     -----------
Properties, plants and equipment, net .................          568,750         566,359
Deferred charges and other assets .....................           30,291          21,906
                                                             -----------     -----------
   Total Assets .......................................      $   907,776     $   789,201
                                                             ===========     ===========


Liabilities and Partners' Capital/Net Parent Investment
Current Liabilities
Accounts payable ......................................      $   251,996     $   235,061
Accrued liabilities ...................................           17,574          26,628
Current portion of long-term debt due affiliate
  (Note 3).............................................               --          75,000
Current portion of long-term debt (Note 4) ............              243             228
Taxes payable .........................................            9,151          20,373
                                                             -----------     -----------
   Total Current Liabilities ..........................          278,964         357,290

Long-term debt due affiliate (Note 3) .................               --          65,000
Long-term debt (Note 4) ...............................          252,797           4,553
Deferred income taxes .................................               --          78,140
Other deferred credits and liabilities ................              862           9,325
Commitments and contingent liabilities (Note 6)
Partners' Capital .....................................          375,153              --
Net Parent Investment (Note 5) ........................               --         274,893
                                                             -----------     -----------
   Total Liabilities and Partners' Capital/Net Parent
   Investment .........................................      $   907,776     $   789,201
                                                             ===========     ===========




                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                            Partnership
                                                                and
                                                            Predecessor
                                                              Combined         Predecessor
                                                            ------------       -----------
                                                                   Six Months Ended
                                                                       June 30,
                                                            ------------------------------
                                                                2002               2001
                                                            ------------      ------------
Cash Flows from Operating Activities:
  Net income ............................................   $     25,839      $     16,057
  Adjustments to reconcile net income to net cash
     provided by/(used in) operating activities:
       Depreciation and amortization ....................         12,712            11,601
       Deferred income tax expense ......................            675             8,771
       Changes in working capital pertaining to
         operating activities:
           Accounts receivable, affiliated companies ....        (85,021)             (800)
           Accounts receivable, net .....................        (27,186)           60,836
           Inventories ..................................         (8,606)           (3,214)
           Accounts payable and accrued liabilities .....         18,595           (88,073)
           Taxes payable ................................          2,850            (2,182)
       Other ............................................         (6,455)            1,376
                                                            ------------       -----------
Net cash provided by/(used in) operating activities .....        (66,597)            4,372
                                                            ------------       -----------
Cash Flows from Investing Activities:
  Capital expenditures ..................................        (15,172)          (24,937)
  Collection of note receivable from affiliate ..........         20,000                --
  Other .................................................             --             1,351
                                                            ------------       -----------
Net cash provided by/(used in) investing activities .....          4,828           (23,586)
                                                            ------------       -----------
Cash Flows from Financing Activities:
  Distributions paid to unitholders .....................         (6,040)               --
  Net proceeds from issuance of common units to the
   public ...............................................         98,314                --
  Advances to affiliate, net ............................        (13,713)               --
  Repayments of long-term debt ..........................           (124)             (120)
  Repayments of long-term debt due affiliate ............        (50,000)               --
  Net proceeds from issuance of long-term debt ..........        245,573                --
  Special distribution to Sunoco ........................       (245,573)               --
  Contributions from /(returns to) Sunoco ...............         40,217            (5,666)
  Net proceeds from short-term borrowings due
   affiliate ............................................             --            25,000
                                                            ------------       -----------
Net cash provided by financing activities ...............         68,654            19,214
                                                            ------------       -----------
Net increase in cash and cash equivalents ...............          6,885                --
Cash and cash equivalents at beginning of period ........             --                --
                                                            ------------       -----------
Cash and cash equivalents at end of period ..............   $      6,885       $        --
                                                            ============       ===========



                            (See Accompanying Notes)

                                   SUNOCO LOGISTICS PARTNERS L.P.
                CONDENSED STATEMENT OF PARTNERS' CAPITAL/NET PARENT INVESTMENT
                                           (UNAUDITED)
                               (in thousands, except unit amounts)

                                                                                                             Total
                                                                 Partners' Capital                           Partners'
                                            -------------------------------------------------------------    Capital/
                              Net Parent                                                         General    Net Parent
                              Investment                  Limited Partners                       Partner    Investment
                              ----------    -------------------------------------------------   ---------   ----------
                                                   Common                   Subordinated
                                            -----------------------   -----------------------
                                   $           Units          $          Units          $           $            $
                              ----------    ----------   ----------   ----------   ----------   ---------   ----------

Balance at  January
 1, 2002                      $  274,893            --   $       --           --   $       --          --   $  274,893

Net income
 applicable to  the
 period from  January
 1  through  February
 7,  2002                          3,421            --           --           --           --          --        3,421

Contribution  from
 Sunoco                           40,217            --           --           --           --          --       40,217

Adjustment to
 reflect net
 liabilities not
 contributed by
 Sunoco to the
 Partnership                     187,503            --           --           --           --          --      187,503

Special  distribution
 to Sunoco                      (245,573)           --           --           --           --          --     (245,573)
                              ----------    ----------   ----------   ----------   ----------   ---------   ----------
Net assets
 contributed by
 Sunoco                          260,461            --           --           --           --          --      260,461

Allocation of  net
 assets
 contributed by
 Sunoco                         (260,461)    5,633,639       84,502   11,383,639      170,750       5,209           --

Issuance of  common
 units to
 the public                           --     5,750,000       98,314           --           --          --       98,314

Net income
 applicable to
 the period from
 February 8
 through June
 30, 2002                             --            --       10,985           --       10,985         448       22,418

Cash
 distributions                        --            --       (2,960)          --       (2,960)       (120)      (6,040)
                              ----------    ----------   ----------   ----------   ----------   ---------   ----------
Balance at June 30,           $       --    11,383,639   $  190,841   11,383,639   $  178,775    $  5,537   $  375,153
 2002                         ==========    ==========   ==========   ==========   ==========   =========   ==========

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

         The accompanying condensed financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2002 are not necessarily indicative of results for the full year 2002.

       The financial statements of Sunoco Logistics Partners L.P. reflect historical cost-basis accounts of the Predecessor for periods prior to February 8, 2002, the closing date of the Partnership's initial public offering (the "IPO" - see Note 2), and include charges from Sunoco, Inc. and its subsidiaries (collectively, "Sunoco") for direct costs and allocations of indirect corporate overhead. Management of the Partnership believes that the allocation methods are reasonable and that the allocations are representative of the costs that would have been incurred on a stand-alone basis. Beginning on February 8, 2002, the condensed financial statements reflect the consolidated financial statements of the Partnership and its subsidiaries.

2. The Initial Public Offering

       On February 8, 2002, Sunoco, through its subsidiary, Sunoco Partners LLC, the general partner of the Partnership, contributed the Predecessor to the Partnership in exchange for: (i) its 2% general partner interest in the Partnership; (ii) incentive distribution rights (as defined in the Partnership Agreement); (iii) 5,633,639 common units; (iv) 11,383,639 subordinated units; and (v) a special interest representing the right to receive from the Partnership, on the closing of the IPO, the net proceeds from the issuance of $250 million of ten-year senior notes by Sunoco Logistics Partners Operations L.P. (the "Operating Partnership") which totalled $245.6 million. The Partnership concurrently issued 5,750,000 common units (including 750,000 units issued pursuant to the underwriters' over-allotment option), representing a 24.8% limited partnership interest in the Partnership, in an IPO at a price of $20.25 per unit. Proceeds from the IPO, which totalled $98.3 million net of underwriting discounts and offering expenses, were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco.

3. Related Party Transactions

         Advances to Affiliate

         Prior to the IPO, substantially all of the related party transactions discussed below were settled immediately through the net parent investment account. Subsequent to the IPO, normal trade terms apply to transactions with Sunoco as described in various agreements discussed below which were entered into concurrent with the IPO.

         The Partnership entered into a treasury services agreement with Sunoco at the closing of the IPO pursuant to which it, among other things, participates in Sunoco's centralized cash management program. Under this program, all of the Partnership's cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco's cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than at the end of each month. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership's third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership's revolving credit facility (see Note 4).

         Accounts Receivable, Affiliated Companies

         Affiliated revenues in the condensed statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco. Sales of crude oil are computed using the formula-based pricing mechanism of a supply agreement with Sunoco. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues are generally determined using our posted tariffs. Prior to January 1, 2002, revenues from terminalling and storage were generally equal to all of the costs incurred for these activities, including operating, maintenance and environmental remediation expenditures. Concurrent with the closing of the IPO, the Partnership entered into a pipelines and terminals storage and throughput agreement with Sunoco under which the Partnership is charging Sunoco fees for services provided under these agreements comparable to those charged in arm's-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco has agreed to pay the Partnership a minimum level of revenues for transporting and terminalling refined products. Sunoco also has agreed to minimum throughputs of refined products and crude oil in the Partnership's Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines. Effective January 1, 2002 for most terminals, fee arrangements consistent with this contract were used as the basis for the transfer prices to be used in preparation of Sunoco's segment information. Accordingly, such fees for most terminals are reflected in the condensed financial statements beginning on January 1, 2002. Sunoco also leases from the Partnership the 58 miles of interrefinery pipelines between Sunoco's Philadelphia and Marcus Hook refineries for a term of 20 years.

         Under an omnibus agreement with Sunoco that the Partnership entered into at the closing of the IPO, Sunoco is continuing to provide centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services for three years for an annual administrative fee initially in the amount of $8.0 million, which may be increased in the second and third years following the IPO by the lesser of 2.5% or the consumer price index for the applicable year. These costs, which are reflected in selling, general and administrative expenses, may also increase if the Partnership makes an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco. The $8.0 million fee includes expenses incurred by Sunoco to perform the centralized corporate functions described above. This fee does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits. The Partnership is also reimbursing Sunoco for these costs and other direct expenses incurred on the Partnership's behalf.

         Allocated Sunoco employee benefit plan expenses for employees who work in the pipeline, terminalling, storage and crude oil gathering operations, including senior executives, (e.g., non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans, and other such benefits) are reflected primarily in cost of products sold and operating expenses in the condensed statements of income. In connection with the transfer of the Predecessor's operations to the Partnership, these employees, including senior executives, became employees of the Partnership's general partner or its affiliates, wholly owned subsidiaries of Sunoco. The Partnership has no employees.

         Note Receivable from Affiliate

         Effective October 1, 2000, the Predecessor loaned $20.0 million to Sunoco. The loan, which was evidenced by a note that was collected on January 1, 2002, earned interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service.

         Short-Term Borrowings due Affiliate

         At December 31, 2000, the Predecessor had two short-term notes totaling $45.0 million due to Sunoco. During the six months ended June 30, 2001, the Predecessor borrowed an additional $25.0 million under another short term note. As of December 31, 2001, all amounts outstanding under the notes were repaid. The notes bore interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service.

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

4.       Long-Term Debt

         The components of long-term debt (including current portion) were as follows (in thousands of dollars):

                                                  June 30,      December 31,
                                                    2002            2001
                                                ------------    ------------

Senior Notes ...............................    $    250,000    $         --
Less unamortized note discount .............           1,617              --
                                                ------------    ------------
                                                     248,383              --
Other (including current portion) ..........           4,657           4,781
                                                ------------    ------------
                                                $    253,040    $      4,781
                                                ============    ============


         In conjunction with the IPO, the Operating Partnership issued $250.0 million of ten-year, 7.25% Senior Notes (the "Senior Notes")at 99.325% of the principal amount and established a three-year $150.0 million revolving credit facility (the "Credit Facility"). The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership's ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of June 30, 2002. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100% of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity. The Operating Partnership distributed the net proceeds of $245.6 million after offering commissions and issuance expenses from the sale of the outstanding Senior Notes to the Partnership for distribution to Sunoco.

         The $150.0 million Credit Facility matures on January 31, 2005, and is available to fund the Operating Partnership's working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the minimum quarterly distribution to a maximum of $20.0 million. Borrowings under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility will bear interest at the Operating Partnership's option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50% or the Bank of America prime rate (each plus the applicable margin). The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership's ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership's subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain on a rolling four-quarter basis a ratio of total debt to EBITDA (each as defined in the credit agreement) up to 4:1; and an interest coverage ratio (as defined in the credit agreement) of at least 3.5:1. The Operating Partnership is in compliance with these covenants as of June 30, 2002. There were no borrowings against the Credit Facility as of June 30, 2002.

         The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

         On April 11, 2002, the Operating Partnership filed an exchange offer registration statement on SEC Form S-4, in connection with the registration of the exchange of the Senior Notes and the guarantees covering the Senior Notes. This registration statement was declared effective on June 28, 2002. The exchange offer was completed on August 2, 2002, with all $250 million aggregate principal amount of the Senior Notes being exchanged for a like principal amount of new publicly tradable notes having substantially identical terms issued pursuant to the exchange offer registration statement filed under the Securities Act of 1933, as amended.

         The Partnership has no operations and its only assets are its investments in its wholly owned partnerships and subsidiaries. The Operating Partnership also has no operations and its assets are limited primarily to its investments in its wholly owned operating subsidiaries and cash and cash equivalents of $6.9 million. Except for amounts associated with the Senior Notes, cash and cash equivalents and advances to affiliate, the assets and liabilities in the condensed balance sheet at June 30, 2002 and the revenues and costs and expenses in the condensed statements of income for the quarter and six months then ended are attributable to the operating subsidiaries.

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

         The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership. Management of the Partnership does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at June 30, 2002. Furthermore, management of the Partnership does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's operations, cash flows or liquidity.

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

         Sunoco also has indemnified the Partnership for liabilities, other than environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arise out of Sunoco and its affiliates' ownership and operation of the assets prior to the closing of the IPO and that are asserted within 10 years after closing.

7. Business Segment Information

         The following tables sets forth certain statement of income information concerning the Partnership's business segments and reconciles total segment operating income to net income for the three-month and six-month periods ended June 30, 2002 and 2001 (in thousands of dollars):

                                                                          Three Months Ended
                                                                              June 30,
                                                                     ---------------------------
                                                                         2002           2001
                                                                       --------       --------
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
 Affiliates ......................................................    $  18,228       $  18,100
 Unaffiliated customers ..........................................        5,621           5,245
Other income .....................................................        1,767             960
                                                                      ---------       ---------
Total Revenues ...................................................       25,616          24,305
                                                                      ---------       ---------
Cost of products sold and operating expenses .....................       10,095          10,268
Depreciation and amortization ....................................        2,362           2,426
Selling, general and administrative expenses .....................        3,980           3,433
                                                                      ---------       ---------
Total Costs and Expenses .........................................       16,437          16,127
                                                                      ---------       ---------
Operating Income .................................................    $   9,179       $   8,178
                                                                      =========       =========
Terminal Facilities:
Sales and other operating revenue:
 Affiliates ......................................................    $  13,460       $  10,551
 Unaffiliated customers ..........................................        7,960           7,254
Other income /(loss) .............................................           --            (136)
                                                                      ---------       ---------
Total Revenues ...................................................       21,420          17,669
                                                                      ---------       ---------
Cost of products sold and operating expenses .....................        8,565           8,883
Depreciation and amortization ....................................        2,697           2,460
Selling, general and administrative expenses .....................        2,614           2,434
                                                                      ---------       ---------
Total Costs and Expenses .........................................       13,876          13,777
                                                                      ---------       ---------
Operating Income .................................................    $   7,544       $   3,892
                                                                      =========       =========
Western Pipeline System:
Sales and other operating revenue:
 Affiliate .......................................................    $ 276,136       $ 281,569
 Unaffiliated customers ..........................................      129,782         120,896
Other income /(loss) .............................................            1             (12)
                                                                      ---------       ---------
Total Revenues ...................................................      405,919         402,453
                                                                      ---------       ---------
Cost of products sold and operating expenses .....................      400,621         392,241
Depreciation and amortization ....................................        1,414           1,010
Selling, general and administrative expenses .....................        3,080           3,244
                                                                      ---------       ---------
Total Costs and Expenses .........................................      405,115         396,495
                                                                      ---------       ---------
Operating Income .................................................    $     804       $   5,958
                                                                      =========       =========

Reconciliation of Segment Operating Income to Net Income
Operating Income:
 Eastern Pipeline System .........................................    $   9,179       $   8,178
 Terminal Facilities .............................................        7,544           3,892
 Western Pipeline System .........................................          804           5,958
                                                                      ---------       ---------
Total segment operating income ...................................       17,527          18,028
Net interest expense .............................................        4,556           3,448
Income tax expense ...............................................           --           5,512
                                                                      ---------       ---------
Net Income .......................................................    $  12,971       $   9,068
                                                                      =========       =========

                                       13


                                                                         Six Months Ended
                                                                              June 30,
                                                                     ---------------------------
                                                                         2002           2001
                                                                       --------       --------
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
 Affiliates ......................................................    $  35,543       $  35,156
 Unaffiliated customers ..........................................       11,057          10,547
Other income .....................................................        3,511           2,104
                                                                      ---------       ---------
Total Revenues ...................................................       50,111          47,807
                                                                      ---------       ---------
Cost of products sold and operating expenses .....................       21,531          20,220
Depreciation and amortization ....................................        4,929           4,789
Selling, general and administrative expenses .....................        8,006           6,404
                                                                      ---------       ---------
Total Costs and Expenses .........................................       34,466          31,413
                                                                      ---------       ---------
Operating Income .................................................    $  15,645       $  16,394
                                                                      =========       =========
Terminal Facilities:
Sales and other operating revenue:
 Affiliates ......................................................    $  27,535       $  20,328
 Unaffiliated customers ..........................................       15,019          13,803
Other income /(loss) .............................................            2             (67)
                                                                      ---------       ---------
Total Revenues ...................................................       42,556          34,064
                                                                      ---------       ---------
Cost of products sold and operating expenses .....................       16,068          17,473
Depreciation and amortization ....................................        5,082           4,819
Selling, general and administrative expenses .....................        5,253           4,741
                                                                      ---------       ---------
Total Costs and Expenses .........................................       26,403          27,033
                                                                      ---------       ---------
Operating Income .................................................    $  16,153       $   7,031
                                                                      =========       =========
Western Pipeline System:
Sales and other operating revenue:
 Affiliates ......................................................    $ 482,214       $ 545,274
 Unaffiliated customers ..........................................      224,559         232,911
Other income .....................................................            3              78
                                                                      ---------       ---------
Total Revenues ...................................................      706,776         778,263
                                                                      ---------       ---------
Cost of products sold and operating expenses .....................      694,749         761,635
Depreciation and amortization ....................................        2,701           1,993
Selling, general and administrative expenses .....................        6,152           6,395
                                                                      ---------       ---------
Total Costs and Expenses .........................................      703,602         770,023
                                                                      ---------       ---------
Operating Income .................................................    $   3,174       $   8,240
                                                                      =========       =========

Reconciliation of Segment Operating Income to Net Income
Operating Income:
 Eastern Pipeline System .........................................    $  15,645       $  16,394
 Terminal Facilities .............................................       16,153           7,031
 Western Pipeline System .........................................        3,174           8,240
                                                                      ---------       ---------
Total segment operating income ...................................       34,972          31,665
Net interest expense .............................................        7,578           5,872
Income tax expense ...............................................        1,555           9,736
                                                                      ---------       ---------
Net Income .......................................................    $  25,839       $  16,057
                                                                      =========       =========


8.       New Accounting Standards

         Effective January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was adopted. SFAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. The Partnership ceased amortizing goodwill effective January 1, 2002 and determined during the second quarter of 2002 that its goodwill is not impaired. The following table sets forth the reconciliation of net income as reported to net income as adjusted to exclude amortization of goodwill and indefinite-lived intangible assets (in thousands of dollars):


                                        Three Months Ended           Six Months Ended
                                             June 30,                    June 30,
                                      ----------------------      ---------------------
                                        2002          2001          2002         2001
                                        ----          ----          ----         ----
Net income, as reported               $12,971       $ 9,068       $25,839       $16,057
Add back:
     goodwill amortization                 --           106            --           211
     indefinite-lived intangible
        asset amortization                 --            76            --           152
                                      -------       -------       -------       -------

Net income, as adjusted               $12,971       $ 9,250       $25,839       $16,420
                                      =======       =======       =======       =======


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

         In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that relate to reporting the effects of a disposal of a segment of a business. The Partnership adopted SFAS No. 144 effective January 1, 2002 when adoption was mandatory. This new standard had no impact on the Partnership's condensed financial statements for the first six months of 2002.

9.       Distribution to Unitholders

         On July 23, 2002, the Partnership declared a cash distribution of $0.45 per unit on its outstanding common and subordinated units. The distribution represents the minimum quarterly distribution for the quarter ended June 30, 2002. The $10.5 million distribution, including $0.2 million to the General Partner, will be paid on August 14, 2002 to unitholders of record at the close of business on August 2, 2002.

         On May 15, 2002, the Partnership paid a cash distribution of $0.26 per unit on its outstanding common and subordinated units to unitholders of record at the close of business on May 3, 2002. The $6.0 million distribution, including $0.1 million to the General Partner, represented the minimum quarterly distribution for the 52-day period from February 8, 2002 through March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended June 30, 2002 and 2001

                         Sunoco Logistics Partners L.P.
                              Operating Highlights
                    Three Months Ended June 30, 2002 and 2001

                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                       2002            2001
                                                   ------------    ------------
Eastern Pipeline System(1):
Pipeline throughput (bpd) (2) ..................       582,449         563,268
Total shipments (barrel miles per day) (3) .....    54,583,293      55,013,199
Revenue per barrel mile (cents) ................         0.480           0.466

Terminal Facilities:
Terminal throughput (bpd):
 Nederland terminal ............................       449,083         356,214
 Other terminals (4) ...........................       754,000         734,385

Western Pipeline System:
Crude oil pipeline throughput (bpd) ............       288,219         303,266
Crude oil purchases at wellhead (bpd) ..........       187,918         175,087
Gross margin per barrel of pipeline
  throughput (cents)(5) ........................          14.8            33.4

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


Analysis of Statements of Income

         Net income was $13.0 million for the three-month period ended June 30, 2002 as compared to $9.1 million for the same period in the prior year, an increase of $3.9 million. This increase is primarily a result of the absence of corporate income taxes in the current quarter due to our partnership status, partially offset by a $1.1 million increase in net interest expense and a $0.5 million decline in operating income. Operating income declined $0.5 million to $17.5 million for the second quarter of 2002 compared with $18.0 million for the prior year, due principally to lower gross margins from the Western Pipeline System, partially offset by higher Terminal Facilities business segment revenues due to the new pricing arrangement with Sunoco (see Note 3 to the condensed financial statements).

         Sales and other operating revenue totaled $451.2 million in the second quarter of 2002 as compared to $443.6 million for the corresponding 2001 period, an increase of $7.6 million. The increase was attributable to higher revenues at the Terminal Facilities business segment due to the new pricing arrangement with Sunoco discussed earlier and an increase in crude oil sales revenue in the Western Pipeline System resulting from higher lease acquisition volumes, partially offset by lower crude oil prices. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, dropped to an average price of $26.26 per barrel for the second quarter of 2002 from $27.97 for the corresponding prior year period. Other income increased $1.0 million from the prior year primarily due to higher equity income from Explorer Pipeline, located in the Midwest, as a result of increased volumes and higher revenues per barrel.

         Total cost of products sold and operating expenses increased $7.9 million to $419.3 million for the three months ended June 30, 2002 from $411.4 million in the prior year primarily due to an increase in the Western Pipeline System's lease acquisition volumes, more than offsetting a decline in crude oil prices from the prior year. Depreciation and amortization increased $0.6 million from the prior year due to higher capital expenditures at the end of 2001 including the acquisition of a crude oil pipeline in Texas and a crude oil acquisition business from GulfMark Energy, Inc. in November 2001.

         Selling, general and administrative expenses increased $0.6 million to $9.7 million for the second quarter of 2002 from $9.1 million in the prior year due primarily to incremental public company costs and increased insurance premiums.

         Net interest expense increased $1.2 million to $4.6 million for second quarter of 2002 from $3.4 million in the prior year due to the interest expense on the $250 million ten-year, 7.25% Senior Notes (see notes 2 and 4 to the condensed financial statements) issued on February 8 being at a higher interest rate than the debt due to Sunoco in the prior year, which was primarily at a floating rate, and a higher debt level in 2002 compared with the prior year. The debt due to Sunoco in the prior year was either repaid or not assumed by the Partnership.

         There was no income tax expense for the three months ended June 30, 2002 compared to $5.5 million in the prior year due to the Partnership not being subject to income taxes from its inception on February 8, 2002.

Analysis of Segment Operating Income

Eastern Pipeline System:

         Operating income in our Eastern Pipeline System was $9.2 million for the second quarter of 2002 compared to $8.2 million in the prior year. The $1.0 million increase was primarily the result of a $0.8 million increase in other income and a $0.5 million increase in sales and other operating revenue, partially offset by a $0.5 million increase in selling, general and administrative expenses. The increase in other income was due to higher equity income from the Explorer Pipeline resulting from increased volumes and higher revenues per barrel. Total sales and other operating revenue increased slightly compared to last year due to increased revenues per barrel mile, which more than offset the decline in total shipments between the periods. The $0.5 million increase in selling, general and administrative expenses was due to incremental public company costs and increased insurance premiums.

Terminal Facilities

         Operating income in our Terminal Facilities was $7.5 million for the three months ended June 30, 2002 compared to $3.9 million in the prior year. This $3.6 million increase was due to a $3.8 million increase in total revenues as a result of the new pricing arrangement with Sunoco discussed earlier, and a new tank brought into service at the beginning of the quarter at Nederland. These amounts were partially offset by a $0.2 million increase in depreciation and amortization expense due to higher capital expenditures at the end of 2001 and a $0.2 million increase in selling, general and administration expenses due to incremental public company costs and higher insurance costs.

Western Pipeline System

         Operating income in our Western Pipeline System was $0.8 million for the second quarter of 2002, a $5.2 million decline from $6.0 million in the prior year. This was primarily the result of a decline in lease acquisition margins as well as a decline in gathering volumes, partly offset by an increase in lease acquisition volumes. Depreciation expense also increased $0.4 million from the prior year to $1.4 million for the second quarter of 2002 due to higher capital expenditures at the end of 2001 including the GulfMark acquisition noted earlier.

Results of Operations - Six Months Ended June 30, 2002 and 2001

                         Sunoco Logistics Partners L.P.
                              Operating Highlights
                     Six Months Ended June 30, 2002 and 2001

                                                     Six Months Ended June 30,
                                                   -----------------------------
                                                       2002            2001
                                                   ------------    ------------
Eastern Pipeline System(1):
Pipeline throughput (bpd) (2) ..................       566,273         562,739
Total shipments (barrel miles per day) (3) .....    54,581,522      56,827,067
Revenue per barrel mile (cents) ................         0.472           0.444

Terminal Facilities:
Terminal throughput (bpd):
 Nederland terminal ............................       432,542         428,132
 Other terminals (4) ...........................       748,973         737,440

Western Pipeline System:
Crude oil pipeline throughput (bpd) ............       282,889         287,116
Crude oil purchases at wellhead (bpd) ..........       189,414         174,231
Gross margin per barrel of pipeline
 throughput (cents)(5) .........................          18.2            31.8

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

Analysis of Statements of Income

         Net income was $25.8 million for the six-month period ended June 30, 2002 as compared to $16.1 million for the same period in the prior year, an increase of $9.7 million. This $8.1 million increase is primarily the result of the benefit from the absence of corporate income taxes and a $3.3 million increase in operating income, partially offset by a $1.7 million increase in net interest expense. Operating income was $3.3 million higher than the first six months of 2001 due principally to higher revenues at the Terminal Facilities business segment. The increase in revenues is the result of a new pricing arrangement with Sunoco discussed earlier. Partially offsetting the revenue increase were public company costs, one-time startup costs, charges associated with a pipeline leak in January 2002, lower gross margins from the Western Pipeline System and an increase in net interest expense.

         Sales and other operating revenue totaled $795.9 million in the first six months of 2002 as compared to $858.0 million for the corresponding 2001 period, a decline of $62.1 million. The decrease was largely attributable to lower crude oil sales revenue resulting from lower crude oil prices. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, dropped to an average price of $23.98 per barrel for the first six months of 2002 from $28.34 for the corresponding prior year period. Other income increased $1.4 million as a result of higher equity income from Explorer Pipeline due to increased volumes and higher revenues per barrel.

         Total cost of products sold and operating expenses decreased $67.0 million to $732.3 million for the first six months of 2002 from $799.3 million primarily due to the decrease in crude oil prices described above. Depreciation and amortization increased $1.1 million due to higher capital expenditures at the end of 2001 including the acquisition of GulfMark discussed earlier.

         Selling, general and administrative expenses increased $1.9 million to $19.4 million for the first six months of 2002 from $17.5 million in the prior year due primarily to incremental public company costs, one-time startup costs and increased insurance premiums.

         Net interest expense increased $1.7 million to $7.6 million for the first six months of 2002 from $5.9 million in the prior year due to the interest expense on the Senior Notes being at a higher interest rate than the debt due to Sunoco in the prior year, which was primarily at a floating rate, and a higher debt level in 2002 compared with the prior year. The debt due to Sunoco in the prior year was either repaid or not assumed by the Partnership.

         Income taxes for the six months ended June 30, 2002 of $1.6 million represent an $8.1 million decrease from the prior year amount of $9.7 million due principally to the Partnership not being subject to income taxes from its inception on February 8, 2002.

Analysis of Segment Operating Income

Eastern Pipeline System:

         Operating income in our Eastern Pipeline System was $15.6 million for the first six months of 2002 compared to $16.4 million in the prior year. The $0.8 million decrease was primarily the result of a $3.1 million increase in total costs and expenses, offset by a $1.4 million increase in other income and a $0.9 million increase in sales and other operating revenue. The increase in other income was due to higher equity income from the Explorer Pipeline resulting from increased volumes and higher revenues per barrel. Total sales and other operating revenue increased compared to last year due to increased revenues per barrel mile, which more than offset a decline in total shipments between the periods.

         The $3.1 million increase in total costs and expenses was due to an increase in selling, general and administrative expenses of $1.6 million and an increase in cost of products sold and operating expenses of $1.3 million. The increase in selling, general and administrative expenses was due to incremental public company costs, one-time startup costs and increased insurance premiums. The increase in cost of products sold and operating expenses was due to charges associated with a pipeline leak in January 2002. As this pipeline leak occurred prior to the IPO and the Partnership is indemnified by Sunoco for liabilities associated with the incident, there was no impact on the Partnership's post-February 8, 2002 results.

Terminal Facilities

         Operating income in our Terminal Facilities was $16.2 million for the six months ended June 30, 2002 compared to $7.0 million in the prior year. This $9.2 million increase was due to an $8.5 million increase in total revenues and a $1.4 million decrease in cost of products sold and operating expenses, offset by increases of $0.5 million for selling, general and administrative expenses and $0.3 million for depreciation expense.

         The $8.5 million increase in total revenues was due principally to the change in the fee arrangement for terminalling and throughput services provided to Sunoco, as discussed above. Also, revenues increased as a result of a new tank that was brought into service at the beginning of the second quarter at our Nederland facility.

         The $1.4 million decrease in cost of products sold and operating expenses is primarily due to lower environmental remediation and other expenses incurred in the first half of 2001. The $0.5 million increase in selling, general and administrative expenses is largely due to incremental public company costs and higher insurance premiums.

Western Pipeline System

     Operating income in our Western Pipeline System was $3.2 million for the first half of 2002, a $5.0 million decrease from the $8.2 million of operating income in the prior year. This decrease was primarily the result of lower lease acquisition margins and a decline in gathering volumes, partially offset by an increase in lease acquisition volumes. Total revenues and cost of products sold and operating expenses both declined due to a decline in the price of crude oil, as discussed above. Depreciation expense increased $0.7 million from the prior year to $2.7 million for the first six months of 2002 due to higher capital expenditures in 2001 including the acquisition of GulfMark noted earlier.

Liquidity and Capital Resources

Cash Flows and Financial Capacity

         Net cash used in operating activities for the first half of 2002 was $66.6 million compared to the $4.4 million of cash provided by operating activities for the same period in 2001. The $66.6 million of net cash used in operating activities in the first half of 2002 was primarily due to the working capital that was not contributed by Sunoco to the Partnership upon formation for which the net proceeds of the IPO were used to replenish. The working capital not contributed consisted primarily of $81.0 million of the affiliated company accounts receivable and $13.5 million of crude oil inventory.

         Net cash provided by investing activities was $4.8 million in the six months ended June 30, 2002 compared to a use of cash of $23.6 million in the prior year. The change is primarily due to collection of a $20.0 million note receivable from an affiliate and an $9.7 million reduction in capital expenditures caused by the absence of several one-time projects incurred in the first half of 2001.

         Net cash provided by financing activities for the first six months of 2002 was $68.7 million, compared with $19.2 million in the prior year. The change between periods is due mainly to the net proceeds of $98.3 million from the IPO, offset by $13.7 million of repayment of advances to affiliate and the $6.0 million distribution paid to unitholders and the general partner. In addition, net proceeds of $245.6 million from the issuance of the Senior Notes in conjunction with the IPO were distributed to Sunoco. For a more detailed discussion of the IPO and related transactions, see Notes 2 and 4 to the condensed financial statements.

         Under the treasury services agreement with Sunoco, we, among other things, participate in Sunoco's centralized cash management program. The $13.7 million of advances to affiliate represent amounts due from Sunoco under this treasury services agreement.

Capital Requirements

         The following table summarizes maintenance and expansion capital expenditures for the periods presented (in thousands of dollars):

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                    2002           2001
                                                  --------       --------

                 Maintenance ..............       $10,057        $18,279
                 Expansion ................         5,115          6,658
                                                  -------        -------
                                                  $15,172        $24,937
                                                  =======        =======


         Maintenance capital expenditures declined by $8.2 million from $18.3 million in the first half of 2001 to $10.1 million in the first half of 2002 due to several non-recurring expenditures to upgrade our technology, increase reliability and lower our cost structure. During 2001, in the area of technology, we undertook an automation project in our Western Pipeline System, upgraded our network systems and enhanced various software programs in all areas of our business. In the Eastern Pipeline System, we replaced a crude oil transfer line between our Darby Creek Tank Farm, and our Hog Island Wharf, and undertook several additional line testing projects related to the Department of Transportation's recently adopted pipeline integrity management rule. In the Western Pipeline System, we purchased several crude oil transport trucks. We also undertook several projects to reduce our cost structure, including rebuilding and upgrading pump stations.

         Expansion capital expenditures declined by $1.6 million from $6.7 million in the first half of 2001 to $5.1 million in the first half of 2002. In 2001, we constructed two new tanks at our Eastern Pipeline's Montello facility and completed an ethanol blending project at our refined product terminals. In 2002, we are currently in the process of constructing two new tanks at our Nederland terminal which will add 1.3 million barrels of storage capacity and is expected to be operational by the first quarter of 2003.

         The Partnership's management believes that cash flow from operations will be sufficient to satisfy our ongoing capital requirements and to pay the minimum quarterly distributions. We may also supplement the cash generated with the proceeds of borrowings under our $150.0 million Credit Facility (see Note 4 to the condensed financial statements), or other debt instruments or the issuance of additional common units.

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

         Our $150 million Credit Facility, although currently undrawn, would expose us to interest rate risk, since this Credit Facility bears interest at a variable rate.

Forward-Looking Statements

         Certain matters discussed in this quarterly report on Form 10-Q, excluding historical information, include forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements discuss expected future results, based on current and pending business operations and may be identified by words such as "anticipates", "believes", "expects", "planned", "scheduled" or similar expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

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

..    The occurrence of operational hazards or unforeseen interruption for which we may not be adequately insured.

..    Changes in the reliability and efficiency of our operating facilities or those of Sunoco or third parties;

..    Changes in the expected level of environmental remediation spending;

..    Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

..    Changes in financial markets resulting in increased pension expense; and

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         There are various legal and administrative proceedings pending against Sunoco, affiliated predecessors and us (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify us for any losses incurred prior to the IPO, which we may suffer as a result of such currently pending legal actions. As a result, we believe that any liabilities arising from such currently pending proceedings are not likely to be material in relation to our financial position at June 30, 2002.

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

         In addition, concurrent with the closing of the IPO, Sunoco Logistics Partners Operations L.P., our wholly owned operating subsidiary, issued, in an offering exempt from registration under the Securities Act of 1933, $250.0 million of 7.25% Senior Notes due 2012 ("Senior Notes") in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Senior Notes were issued at a price of 99.325% of their principal amount. Gross proceeds from this offering were $248.3 million and aggregate underwriting discounts and commissions were $1.6 million. Net proceeds were $245.6 million after deducting expenses incurred in connection with the issuance of the Senior Notes of approximately $1.1 million, which consisted primarily of legal, accounting and other professional services costs. The initial purchasers of the Senior Notes were Lehman Brothers, Credit Suisse First Boston, Salomon Smith Barney, UBS Warburg, Banc of America Securities and Wachovia Securities. The $245.6 million of net proceeds from the sale of the Senior Notes were distributed to Sunoco. The Senior Notes have been guaranteed by the Partnership and the Operating Partnership's subsidiaries. Although the initial offering of the Senior Notes was not registered under the Securities Act of 1933, the Operating Partnership entered into a registration rights agreement giving the holders of the Senior Notes certain registration rights. In connection with the registration of the exchange of the Senior Notes and the guarantees covering the Senior Notes, the Operating Partnership filed an exchange offer registration statement on SEC Form S-4. This registration statement was declared effective on June 28, 2002. The exchange offer was completed on August 2, 2002, with all $250 million aggregate principal amount of the Senior Notes being exchanged for a like principal amount of new publicly tradable notes having substantially identical terms issued pursuant to the exchange offer registration statement filed under the Securities Act of 1993, as amended.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               3.1:   Amendment No. 1 to First Amended and Restated Agreement of
                       Limited Partnership of Sunoco Logistics Partners L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 4.2 to the Form S-8, File No. 333-71968, filed July 22, 2002)

               10.1: Sunoco Partners LLC Long-Term Incentive Plan (amended and restated as of July 22, 2002) (incorporated by reference to Exhibit 4.1 to the Form S-8, File No. 333-71968, filed July 22, 2002)

               10.2:  Sunoco Partners LLC Directors' Deferred Compensation Plan

               12.1: Statement of Computation of Ratio of Earnings to Fixed Charges

               99.1:  Certification of Periodic Report

               99.2:  Certification of Periodic Report

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

Date August 14, 2002