Form 10-Q
period 2002-09-30
SUNOCO LOGISTICS PARTNERS LP
filed 2002-11-08
CIK 1161154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     _____________

Commission file number 1-31219

                         SUNOCO LOGISTICS PARTNERS L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                      23-3096839
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

            Ten Penn Center
           1801 Market Street
            Philadelphia, PA                             19103-1699
(Address of principal executive offices)                 (Zip-Code)

                                 (215) 977-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No _____
                                       -----

The number of the registrant's Common Units held by non-affiliates and outstanding at October 31, 2002 was 5,706,800.

                         SUNOCO LOGISTICS PARTNERS L.P.

                                      INDEX

                                                                                       Page No.
                                                                                       --------
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Condensed Statements of Income for the Three Months
                 Ended September 30, 2002 and 2001...................................     2

                 Condensed Statements of Income for the Nine Months
                 Ended September 30, 2002 and 2001...................................     3

                 Condensed Balance Sheets at September 30, 2002
                 and December 31, 2001...............................................     4

                 Condensed Statements of Cash Flows for the Nine Months
                 Ended September 30, 2002 and 2001...................................     5

                 Condensed Statement of Partners' Capital/Net Parent
                 Investment for the Nine Months Ended September 30, 2002.............     6

                 Notes to Condensed Financial Statements.............................     7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................................    18

         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk...................................................    25

         Item 4. Controls and Procedures ............................................    27

PART II. OTHER INFORMATION


         Item 1. Legal Proceedings...................................................    27

         Item 2. Changes in Securities and Uses of Proceeds..........................    28

         Item 3. Defaults Upon Senior Securities.....................................    28

         Item 4. Submission of Matters to a Vote of Security Holders.................    29

         Item 5. Other Information...................................................    29

         Item 6. Exhibits and Reports on Form 8-K....................................    29

SIGNATURE............................................................................    30

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                         SUNOCO LOGISTICS PARTNERS L.P.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (in thousands, except units and per unit amounts)

                                                                           Partnership          Predecessor
                                                                           -----------          -----------
                                                                                 Three Months Ended
                                                                                    September 30,
                                                                           --------------------------------
                                                                              2002                  2001
                                                                           -----------          -----------
Revenues
Sales and other operating revenue:
     Affiliates.....................................................       $   284,903          $   236,366
     Unaffiliated customers.........................................           214,353              156,126
Other income........................................................             1,448                1,359
                                                                           -----------          -----------
   Total Revenues...................................................           500,704              393,851
                                                                           -----------          -----------

Costs and Expenses
Cost of products sold and operating expenses........................           465,198              365,053
Depreciation and amortization.......................................             6,327                6,081
Selling, general and administrative expenses........................            10,289                8,673
                                                                           -----------          -----------
   Total Costs and Expenses.........................................           481,814              379,807
                                                                           -----------          -----------
Operating Income....................................................            18,890               14,044
Net interest cost paid to affiliates................................                81                2,686
Other interest cost and debt expense, net...........................             5,043                   98
Capitalized interest................................................              (298)                (152)
                                                                           -----------          -----------
Income before income tax expense....................................            14,064               11,412
Income tax expense..................................................                 -                4,184
                                                                           -----------          -----------
Net Income..........................................................       $    14,064          $     7,228
                                                                           ===========          ===========

Calculation of Limited Partners' interest in Net Income:
  Net Income........................................................       $    14,064
  Less: General Partners' interest in Net Income....................               281
                                                                           -----------
  Limited Partners' interest in Net Income..........................       $    13,783
                                                                           ===========

Net Income per Limited Partner unit:
  Basic.............................................................       $      0.61
                                                                           ===========
  Diluted...........................................................       $      0.60
                                                                           ===========
Weighted average Limited Partners' units outstanding:...............
  Basic.............................................................        22,767,278
                                                                           ===========
  Diluted...........................................................        22,783,383
                                                                           ===========

                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (in thousands, except units and per unit amounts)

                                                                              Partnership
                                                                                  And
                                                                              Predecessor
                                                                               Combined            Predecessor
                                                                              -----------          -----------
                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                              --------------------------------
                                                                                  2002                 2001
                                                                              -----------          -----------
Revenues
Sales and other operating revenue:
     Affiliates............................................................   $   830,195          $   837,124
     Unaffiliated customers................................................       464,988              413,387
Other income...............................................................         4,964                3,474
                                                                              -----------          -----------
   Total Revenues..........................................................     1,300,147            1,253,985
                                                                              -----------          -----------

Costs and Expenses
Cost of products sold and operating expenses...............................     1,197,546            1,164,381
Depreciation and amortization..............................................        19,039               17,682
Selling, general and administrative expenses...............................        29,700               26,213
                                                                              -----------          -----------
   Total Costs and Expenses................................................     1,246,285            1,208,276
                                                                              -----------          -----------
Operating Income...........................................................        53,862               45,709
Net interest cost paid to affiliates.......................................         1,226                9,308
Other interest cost and debt expense, net..................................        12,021                  296
Capitalized interest.......................................................          (843)              (1,100)
                                                                              -----------          -----------
Income before income tax expense...........................................        41,458               37,205
Income tax expense.........................................................         1,555               13,920
                                                                              -----------          -----------
Net Income.................................................................   $    39,903          $    23,285
                                                                              ===========          ===========
Allocation of 2002 Net Income:
  Portion applicable to January 1 through February 7, 2002 (period prior
   to initial public offering).............................................   $     3,421
  Portion applicable to February 8 through
   September 30, 2002......................................................        36,482
                                                                              -----------
  Net Income...............................................................   $    39,903
                                                                              ===========

Calculation of Limited Partners' interest in Net Income:
  Net Income...............................................................   $    36,482
  Less: General Partners' interest in Net Income...........................           730
                                                                              -----------
  Limited Partners' interest in Net Income.................................   $    35,752
                                                                              ===========

Net Income per Limited Partner unit for the period
from February 8, 2002 through September 30, 2002:..........................
  Basic....................................................................   $      1.57
                                                                              ===========
  Diluted..................................................................   $      1.57
                                                                              ===========
Weighted average Limited Partners' units outstanding:
  Basic....................................................................    22,767,278
                                                                              ===========
  Diluted..................................................................    22,773,583
                                                                              ===========

                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                                             Partnership          Predecessor
                                                                             -----------          -----------
                                                                            September 30,         December 31,
                                                                                 2002                 2001
                                                                             -----------          -----------
Assets
Current Assets
Cash and cash equivalents..............................................      $    41,331          $        --
Accounts receivable, affiliated companies (Note 3).....................           85,838                6,245
Accounts receivable, net...............................................          249,996              151,264
Note receivable from affiliate (Note 3)................................                -               20,000
Inventories:
  Crude oil............................................................           22,616               19,367
  Materials, supplies and other........................................            1,227                1,239
Deferred income taxes..................................................                -                2,821
                                                                             -----------          -----------
   Total Current Assets................................................          401,008              200,936

Properties, plants and equipment.......................................          959,818              937,305
Less accumulated depreciation and amortization.........................          386,856              370,946
                                                                             -----------          -----------
Properties, plants and equipment, net..................................          572,962              566,359
Deferred charges and other assets......................................           29,378               21,906
                                                                             -----------          -----------
   Total Assets........................................................      $ 1,003,348          $   789,201
                                                                             ===========          ===========

Liabilities and Partners' Capital/Net Parent Investment
Current Liabilities
Accounts payable.......................................................      $   338,707          $   235,061
Accrued liabilities....................................................           18,220               26,628
Advances from affiliate (Note 3).......................................            1,748                   --
Current portion of long-term debt due affiliate
  (Note 3).............................................................                -               75,000
Current portion of long-term debt (Note 4).............................              243                  228
Taxes payable..........................................................           11,322               20,373
                                                                             -----------          -----------
   Total Current Liabilities...........................................          370,240              357,290

Long-term debt due affiliate (Note 3)..................................                -               65,000
Long-term debt (Note 4)................................................          252,746                4,553
Deferred income taxes..................................................                -               78,140
Other deferred credits and liabilities.................................              816                9,325
Commitments and contingent liabilities (Note 6)........................
Partners' Capital......................................................          379,546                   --
Net Parent Investment (Note 5).........................................                -              274,893
                                                                             -----------          -----------
   Total Liabilities and Partners' Capital/Net Parent Investment.......
                                                                             $ 1,003,348          $   789,201
                                                                             ===========          ===========

                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                          Partnership
                                                                              and
                                                                          Predecessor
                                                                           Combined              Predecessor
                                                                         -------------          -------------
                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                         ------------------------------------
                                                                              2002                  2001
                                                                         -------------          -------------
Cash Flows from Operating Activities:
  Net income..........................................................   $      39,903          $      23,285
  Adjustments to reconcile net income to net cash
     provided by/(used in) operating activities:
       Depreciation and amortization..................................          19,039                 17,682
       Deferred income tax expense....................................             675                  9,422
       Changes in working capital pertaining to
         operating activities:
           Accounts receivable, affiliated companies..................         (79,593)                   829
           Accounts receivable, net...................................        (100,563)                74,248
           Inventories................................................         (10,226)                (6,940)
           Accounts payable and accrued liabilities...................         105,952               (101,887)
           Taxes payable..............................................           5,021                   (644)
       Other..........................................................          (3,592)                 1,081
                                                                         -------------          -------------
Net cash provided by/(used in) operating activities...................         (23,384)                17,076
                                                                         -------------          -------------
Cash Flows from Investing Activities:
  Capital expenditures................................................         (26,880)               (40,222)
  Collection of note receivable from affiliate........................          20,000                     --
  Other...............................................................              --                   (296)
                                                                         -------------          -------------
Net cash used in investing activities.................................          (6,880)               (40,518)
                                                                         -------------          -------------
Cash Flows from Financing Activities:
  Distributions paid to unitholders...................................         (16,494)                    --
  Net proceeds from issuance of common units to the public............          96,341                     --
  Advances from affiliate, net........................................           1,748                     --
  Repayments of long-term debt........................................            (217)                  (200)
  Repayments of long-term debt due affiliate..........................         (50,000)                    --
  Net proceeds from issuance of long-term debt........................         244,788                     --
  Special distribution to Sunoco......................................        (244,788)                    --
  Contributions from Sunoco...........................................          40,217                 18,642
  Net proceeds from short-term borrowings due affiliate...............              --                  5,000
                                                                         -------------          -------------
Net cash provided by financing activities.............................          71,595                 23,442
                                                                         -------------          -------------
Net increase in cash and cash equivalents.............................          41,331                     --
Cash and cash equivalents at beginning of period......................              --                     --
                                                                         -------------          -------------
Cash and cash equivalents at end of period............................   $      41,331          $          --
                                                                         =============          =============

                            (See Accompanying Notes)

                         SUNOCO LOGISTICS PARTNERS L.P.
         CONDENSED STATEMENT OF PARTNERS' CAPITAL/NET PARENT INVESTMENT
                                   (UNAUDITED)
                       (in thousands, except unit amounts)


                                                                                                                          Total
                                                                    Partners' Capital                                   Partners'
                                         ------------------------------------------------------------------------       Capital/
                            Net Parent                                                                    General      Net Parent
                            Investment                        Limited Partners                            Partner      Investment
                            ----------   ------------------------------------------------------------     -------      ----------
                                                   Common                        Subordinated
                                         ---------------------------     ----------------------------
                                 $          Units             $              Units             $             $              $
                            ----------   ------------    -----------     -------------    -----------     -------      ----------
Balance at January 1,
 2002                       $  274,893             --    $        --                --    $        --     $    --      $  274,893

Net income
 applicable to the
 period from
 January 1 through
 February 7, 2002                3,421             --             --                --             --          --           3,421

Contribution from
 Sunoco                         40,217             --             --                --             --          --          40,217

Adjustment to
 reflect net
 liabilities not
 contributed by
 Sunoco to the
 Partnership                   189,474             --             --                --             --          --         189,474

Special
 distribution to
 Sunoco                       (244,788)            --             --                --             --          --        (244,788)
                            ----------   ------------    -----------     -------------    -----------     -------      ----------

Net assets
 contributed by
 Sunoco                        263,217             --             --                --             --          --         263,217

Allocation of net
 assets
 contributed by
 Sunoco                       (263,217)     5,633,639         85,396        11,383,639        172,557       5,264              --

Issuance of
 common units to
 the public                         --      5,750,000         96,341                --             --          --          96,341

Net income
 applicable to the
 period from
 February 8
 through
 September 30,
 2002                               --             --         17,876                --         17,876         730          36,482

Cash distributions                  --             --         (8,082)               --         (8,082)       (330)        (16,494)
                            ----------   ------------    -----------     -------------    -----------     -------      ----------

Balance at
 September 30,
 2002                       $       --     11,383,639    $   191,531        11,383,639    $   182,351     $ 5,664      $  379,546
                            ==========   ============    ===========     =============    ===========     =======      ==========

                            (See Accompanying Notes)

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

     The accompanying condensed financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the full year 2002.

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

2.   The Initial Public Offering

     On February 8, 2002, Sunoco, through its subsidiary, Sunoco Partners LLC, the general partner of the Partnership, contributed the Predecessor to the Partnership in exchange for: (i) a 2% general partner interest in the Partnership; (ii) incentive distribution rights (as defined in the Partnership Agreement); (iii) 5,633,639 common units; (iv) 11,383,639 subordinated units; and (v) a special interest representing the right to receive from the Partnership, on the closing of the IPO, the net proceeds from the issuance of $250 million of ten-year senior notes by Sunoco Logistics Partners Operations L.P. (the "Operating Partnership") which totalled $244.8 million. The Partnership concurrently issued 5,750,000 common units (including 750,000 units issued pursuant to the underwriters' over-allotment option), representing a 24.8% limited partnership interest in the Partnership, in an IPO at a price of $20.25 per unit. Proceeds from the IPO, which totalled $96.3 million net of underwriting discounts and offering expenses, were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco.

3.   Related Party Transactions

     Prior to the IPO, substantially all of the related party transactions discussed below were settled immediately through the net parent investment account. Subsequent to the IPO, normal trade terms apply to transactions with Sunoco as described in various agreements discussed below which were entered into concurrent with the IPO.

     Accounts Receivable, Affiliated Companies

     Affiliated revenue in the condensed statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco. Sales of crude oil are computed using the formula-based pricing mechanism of a supply agreement with Sunoco. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenue is generally based on using posted tariffs. Prior to January 1, 2002, revenue from terminalling and storage was generally equal to all of the costs incurred for these activities, including operating, maintenance and environmental remediation expenditures. Concurrent with the closing of the IPO, the Partnership entered into a pipelines and terminals storage and throughput agreement with Sunoco under which the Partnership is charging Sunoco fees for services provided under these agreements comparable to those charged in arm's-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco has agreed to pay the Partnership a minimum level of revenue for transporting and terminalling refined products. Sunoco also has agreed to minimum throughputs of refined products and crude oil in the Partnership's Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines. Effective January 1, 2002 for most terminals, fee arrangements consistent with this contract were used as the basis for the transfer prices. Accordingly, such fees for most terminals are reflected in the condensed financial statements beginning on January 1, 2002. Sunoco also leases from the Partnership the 58 miles of interrefinery pipelines between Sunoco's Philadelphia and Marcus Hook refineries for a term of 20 years.

     Under an omnibus agreement with Sunoco that the Partnership entered into at the closing of the IPO, Sunoco is continuing to provide centralized corporate functions such as legal, accounting, treasury, information technology, insurance and other corporate services for three years for an annual administrative fee initially in the amount of $8.0 million, which may be increased in the second and third years following the IPO by the lesser of 2.5% or the consumer price index for the applicable year. These costs, which are reflected in selling, general and administrative expenses, may also increase if the Partnership makes an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco. The $8.0 million fee includes expenses incurred by Sunoco to perform the centralized corporate functions described above. This fee does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits. The Partnership is also reimbursing Sunoco for these costs and other direct expenses incurred on the Partnership's behalf.

     Allocated Sunoco employee benefit plan expenses for employees who work in the pipeline, terminalling, storage and crude oil gathering operations, including senior executives, (e.g., non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans, and other such benefits) are reflected primarily in cost of products sold and operating expenses in the condensed statements of income. In connection with the transfer of the Predecessor's operations to the Partnership, these employees, including senior executives, became employees of the Partnership's general partner or its affiliates, which are wholly owned subsidiaries of Sunoco. The Partnership has no employees.

     Note Receivable from Affiliate

     Effective October 1, 2000, the Predecessor loaned $20.0 million to Sunoco. The loan, which was evidenced by a note that was collected on January 1, 2002, earned interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service.

     Advances from Affiliate

     The Partnership entered into a treasury services agreement with Sunoco at the closing of the IPO pursuant to which the Partnership, among other things, participates in Sunoco's centralized cash management program. Under this program, all of the Partnership's cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco's cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than at the end of each month. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership's third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership's revolving credit facility (see
Note 4).

     Short-Term Borrowings due Affiliate

     At December 31, 2000, the Predecessor had two short-term notes totaling $45.0 million due to Sunoco. During the nine months ended September 30, 2001, the Predecessor borrowed an additional $5.0 million under another short-term note. As of December 31, 2001, all amounts outstanding under the notes were repaid. The notes bore interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service.

     Long-Term Debt due Affiliate

     At December 31, 2001, the Predecessor had four variable-rate notes totaling $140.0 million due to Sunoco. The notes bore interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service. The Predecessor repaid $50.0 million of this debt prior to the IPO. The remaining debt was not assumed by the Partnership.

4.   Long-Term Debt

     The components of long-term debt (including current portion) were as follows (in thousands of dollars):

                                                   September 30,  December 31,
                                                        2002          2001
                                                   ------------   ------------
Senior Notes....................................   $    250,000   $         --
Less unamortized bond discount..................          1,575             --
                                                   ------------   ------------
                                                        248,425             --
Other (including current portion)...............          4,564          4,781
                                                   ------------   ------------
                                                   $    252,989   $      4,781
                                                   ============   ============

     In conjunction with the IPO, the Operating Partnership issued $250.0 million of ten-year, 7.25% Senior Notes (the "Senior Notes")at 99.325% of the principal amount and established a three-year $150.0 million revolving credit facility (the "Credit Facility"). The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership's ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of September 30, 2002. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100% of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity. The Operating Partnership distributed the net proceeds of $244.8 million, after offering commissions and issuance expenses, from the sale of the outstanding Senior Notes to the Partnership, which were then distributed to Sunoco.

     The $150.0 million Credit Facility matures on January 31, 2005, and is available to fund the Operating Partnership's working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the minimum quarterly distribution to a maximum of $20.0 million. Borrowings under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility will bear interest at the Operating Partnership's option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50% or the Bank of America prime rate (each plus the applicable margin). The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership's ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership's subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a ratio of total debt to EBITDA (each as defined in the credit agreement) up to 4:1; and an interest coverage ratio (as defined in the credit agreement) of at least 3.5:1. The Operating Partnership is in compliance with these covenants as of September 30, 2002. At September 30, 2002, the Partnership's ratio of total debt to EBITDA was 2.8 to 1 and the interest coverage ratio was 4.6 to 1. There were no borrowings against the Credit Facility as of September 30, 2002.

     The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

     On April 11, 2002, the Operating Partnership filed an exchange offer registration statement on SEC Form S-4 in connection with the registration of the exchange of the Senior Notes and the guarantees covering the Senior Notes. This registration statement was declared effective on June 28, 2002. The exchange offer was completed on August 2, 2002, with all $250 million aggregate principal amount of the Senior Notes being exchanged for a like principal amount of new publicly tradable notes having substantially identical terms issued pursuant to the exchange offer registration statement filed under the Securities Act of 1933, as amended.

     The Partnership has no operations and its only assets are its investments in its wholly owned partnerships and subsidiaries. The Operating Partnership also has no operations and its assets are limited primarily to its investments in its wholly owned operating subsidiaries and cash and cash equivalents of $41.3 million. Except for amounts associated with the Senior Notes, cash and cash equivalents and advances from affiliate, the assets and liabilities in the condensed balance sheet at September 30, 2002 and the revenues and costs and expenses in the condensed statements of income for the quarter and nine months then ended are attributable to the operating subsidiaries.

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

     In connection with the contribution of the Predecessor to the Partnership on February 8, 2002, Sunoco retained certain assets and liabilities. The following table summarizes the carrying amount of the assets and liabilities which were not contributed by Sunoco (in thousands of dollars):

Accounts receivable                                      $   1,831
Inventories                                                  6,989
Deferred income taxes                                        2,821
Properties, plants and equipment, net                          822
                                                         ---------
                                                            12,463
                                                         ---------
Accrued liabilities                                         10,714
Taxes payable                                               14,072
Long-term debt due affiliate                                90,000
Deferred income taxes                                       78,815
Other deferred credits and liabilities                       8,336
                                                         ---------
                                                           201,937
                                                         ---------
Net liabilities retained by Sunoco                       $ 189,474
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

     Total future costs for environmental remediation activities will depend upon, among other things, the identification of new sites, the determination of the extent of any contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability, and the number, participation levels and financial viability of other parties. As discussed below, the Partnership's future costs will also be impacted by an indemnification from Sunoco.

     The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership. Management of the Partnership does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at September 30, 2002. Furthermore, management of the Partnership does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's operations, cash flows or liquidity.

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

7.   Business Segment Information

     The following tables sets forth certain statement of income information concerning the Partnership's business segments and reconciles total segment operating income to net income for the three-month and nine-month periods ended September 30, 2002 and 2001 (in thousands of dollars):

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                    ---------------------------
                                                                                      2002              2001
                                                                                    ---------         ---------
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
 Affiliates ............................................................            $  17,996         $  17,296
 Unaffiliated customers.................................................                5,664             4,997
Other income ...........................................................                1,585             1,366
                                                                                    ---------         ---------
Total Revenues..........................................................               25,245            23,659
                                                                                    ---------         ---------
Operating expenses......................................................               11,680            10,227
Depreciation and amortization...........................................                2,423             2,446
Selling, general and administrative expenses............................                3,756             3,070
                                                                                    ---------         ---------
Total Costs and Expenses................................................               17,859            15,743
                                                                                    ---------         ---------
Operating Income........................................................            $   7,386         $   7,916
                                                                                    =========         =========

Terminal Facilities:
Sales and other operating revenue:
 Affiliates ............................................................            $  13,872         $  11,046
 Unaffiliated customers.................................................                8,882             8,464
Other income /(loss)....................................................                   --               (31)
                                                                                    ---------         ---------
Total Revenues..........................................................               22,754            19,479
                                                                                    ---------         ---------
Operating expenses......................................................                9,158             8,393
Depreciation and amortization...........................................                2,646             2,352
Selling, general and administrative expenses............................                3,206             2,651
                                                                                    ---------         ---------
Total Costs and Expenses................................................               15,010            13,396
                                                                                    ---------         ---------
Operating Income........................................................            $   7,744         $   6,083
                                                                                    =========         =========

Western Pipeline System:
Sales and other operating revenue:
 Affiliate .............................................................            $ 253,035         $ 208,024
 Unaffiliated customers.................................................              199,807           142,665
Other income /(loss)....................................................                 (137)               24
                                                                                    ---------         ---------
Total Revenues..........................................................              452,705           350,713
                                                                                    ---------         ---------
Cost of products sold and operating expenses............................              444,360           346,433
Depreciation and amortization...........................................                1,258             1,283
Selling, general and administrative expenses............................                3,327             2,952
                                                                                    ---------         ---------
Total Costs and Expenses................................................              448,945           350,668
                                                                                    ---------         ---------
Operating Income........................................................            $   3,760         $      45
                                                                                    =========         =========

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
 Eastern Pipeline System................................................            $   7,386         $   7,916
 Terminal Facilities....................................................                7,744             6,083
 Western Pipeline System................................................                3,760                45
                                                                                    ---------         ---------
Total segment operating income..........................................               18,890            14,044
Net interest expense....................................................                4,826             2,632
Income tax expense......................................................                   --             4,184
                                                                                    ---------         ---------
Net Income..............................................................            $  14,064         $   7,228
                                                                                    =========         =========

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                --------------------------------
                                                                                    2002                 2001
                                                                                -----------          -----------
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
 Affiliates ............................................................        $    53,539          $    52,452
 Unaffiliated customers.................................................             16,721               15,544
Other income ...........................................................              5,096                3,470
                                                                                -----------          -----------
Total Revenues..........................................................             75,356               71,466
                                                                                -----------          -----------
Operating expenses......................................................             33,211               30,447
Depreciation and amortization...........................................              7,352                7,235
Selling, general and administrative expenses............................             11,762                9,474
                                                                                -----------          -----------
Total Costs and Expenses................................................             52,325               47,156
                                                                                -----------          -----------
Operating Income........................................................        $    23,031          $    24,310
                                                                                ===========          ===========

Terminal Facilities:
Sales and other operating revenue:
 Affiliates ............................................................        $    41,407          $    31,374
 Unaffiliated customers.................................................             23,901               22,267
Other income /(loss)....................................................                  2                  (98)
                                                                                -----------          -----------
Total Revenues..........................................................             65,310               53,543
                                                                                -----------          -----------
Operating expenses......................................................             25,226               25,866
Depreciation and amortization...........................................              7,728                7,171
Selling, general and administrative expenses............................              8,459                7,392
                                                                                -----------          -----------
Total Costs and Expenses................................................             41,413               40,429
                                                                                -----------          -----------
Operating Income........................................................        $    23,897          $    13,114
                                                                                ===========          ===========

Western Pipeline System:
Sales and other operating revenue:
 Affiliates ............................................................        $   735,249          $   753,298
 Unaffiliated customers.................................................            424,366              375,576
Other income / (loss)...................................................               (134)                 102
                                                                                -----------          -----------
Total Revenues..........................................................          1,159,481            1,128,976
                                                                                -----------          -----------
Cost of products sold and operating expenses............................          1,139,109            1,108,068
Depreciation and amortization...........................................              3,959                3,276
Selling, general and administrative expenses............................              9,479                9,347
                                                                                -----------          -----------
Total Costs and Expenses................................................          1,152,547            1,120,691
                                                                                -----------          -----------
Operating Income........................................................        $     6,934          $     8,285
                                                                                ===========          ===========

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
 Eastern Pipeline System................................................        $    23,031          $    24,310
 Terminal Facilities....................................................             23,897               13,114
 Western Pipeline System................................................              6,934                8,285
                                                                                -----------          -----------
Total segment operating income..........................................             53,862               45,709
Net interest expense....................................................             12,404                8,504
Income tax expense......................................................              1,555               13,920
                                                                                -----------          -----------
Net Income..............................................................        $    39,903          $    23,285
                                                                                ===========          ===========

8.   Net Income Per Unit Data

     Prior to the Partnership's IPO on February 8, 2002, there were no limited partner units outstanding. As such, net income per unit is not presented for the three-month and nine-month periods ended September 30, 2001. The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three-month and nine-month periods ended September 30, 2002:

                                      Three Months Ended      Nine Months Ended
                                      September 30, 2002      September 30, 2002
                                      ------------------      ------------------

Weighted average number of
limited partner units
outstanding - basic                       22,767,278              22,767,278

Add effect of dilutive stock
incentive awards                              16,105                   6,305
                                          ----------              ----------

Weighted average number of
limited partner units - diluted           22,783,383              22,773,583
                                          ==========              ==========

9.   Long-Term Incentive Plan

     In July 2002, Sunoco Partners LLC, the general partner of the Partnership, adopted a long-term incentive plan under which restricted units (rights to receive common units), unit options, and distribution equivalent rights ("DERs") of Sunoco Logistics Partners L.P. may be awarded to directors, executives and key employees of the general partner providing services to the Partnership. DERs, granted in tandem with specific restricted unit awards, are contingent rights to receive an amount in cash equal to the cash distributions made by the Partnership during the period such restricted units are outstanding. The plan permits the grant of awards covering an aggregate of 1,250,000 common units. In July 2002, the general partner granted 185,625 restricted units with DERs under the plan to directors, executives and key employees of the general partner. The ultimate number of common units to be issued at the end of the three-year vesting period could increase or decrease based upon the achievement of certain performance goals set forth by general partner's board of directors. The Partnership recognized $0.3 million of compensation expense for the three and nine months ended September 2002 associated with management's estimate of the number of common units expected to be issued at the end of the vesting period. The fair market value of the restricted units granted was $3.7 million on the date of grant.

10.  New Accounting Standards

     Effective January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was adopted. SFAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. The Partnership ceased amortizing goodwill and indefinite-lived intangible assets effective January 1, 2002 and determined during 2002 that the value was not impaired. The following table sets forth the reconciliation of net income as reported to net income as adjusted to exclude amortization of goodwill and indefinite-lived intangible assets (in thousands of dollars):

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  -------------------    -------------------
                                    2002       2001        2002       2001
                                  --------   --------    --------   --------
Net income, as reported           $ 14,064    $ 7,228    $ 39,903   $ 23,285
Add back:
    goodwill amortization                -        106           -        317
    indefinite-lived intangible
      asset amortization                 -         76           -        228
                                  --------   --------    --------   --------

Net income, as adjusted           $ 14,064    $ 7,410    $ 39,903   $ 23,830
                                  ========   ========    ========   ========

     In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), was issued. This statement significantly changes the method of accruing for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. Under existing accounting principles, a liability for an asset retirement obligation is recognized using a cost-accumulation measurement approach. Management of the Partnership has not completed its evaluation of SFAS No. 143 and, therefore, is unable to estimate the impact on the Partnership's financial statements at this time.

     In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that relate to reporting the effects of a disposal of a segment of a business. The Partnership adopted SFAS No. 144 effective January 1, 2002 when adoption was mandatory. This new standard had no impact on the Partnership's condensed financial statements for the first nine months of 2002.

11.  Distribution to Unitholders

     On October 22, 2002, the Partnership declared a cash distribution of $0.45 per unit on its outstanding common and subordinated units. The distribution represents the minimum quarterly distribution for the quarter ended September 30, 2002. The $10.5 million distribution, including $0.2 million to the General Partner, will be paid on November 14, 2002 to unitholders of record at the close of business on November 1, 2002.

     Distributions paid by the Partnership since the IPO on February 8, 2002 were as follows:

                                                Total Cash         Total Cash
           Date Cash         Per Unit Cash     Distribution       Distribution
          Distribution       Distribution     to the Limited     to the General
              Paid              Amount           Partners           Partner
        ---------------      -----------     ---------------    ----------------
                                               ($ millions)       ($ millions)

        August 14, 2002        $  0.45            $ 10.3             $  0.2
        May 15, 2002           $  0.26            $  5.9             $  0.1

     The distribution paid on May 15, 2002 represented the minimum quarterly distribution for the 52-day period from the date of the IPO, February 8, 2002, through March 31, 2002.

12.  Subsequent Event

     In October 2002, the Partnership entered into a definitive agreement to purchase an interest in three Midwestern and Western United States pipeline companies from an affiliate of Union Oil Company of California ("Unocal") for $54.0 million. These interests consist of 31.5 percent of Wolverine Pipeline Company, 9.2 percent of West Shore Pipeline Company, and 14.0 percent of Yellowstone Pipeline Company. Closing of the transaction is expected to occur before year-end, subject to regulatory approval and customary closing conditions. The transaction is expected to be initially funded through borrowings under the $150 million Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended September 30, 2002 and 2001

                         Sunoco Logistics Partners L.P.
                              Operating Highlights
                 Three Months Ended September 30, 2002 and 2001

                                                                   Three Months Ended
                                                                      September 30,
                                                                -----------------------
                                                                   2002         2001
                                                                ----------   ----------
Eastern Pipeline System /(1)/:
Pipeline throughput (bpd) /(2)/ ............................       581,765      529,920
Total shipments (barrel miles per day) /(3)/ ...............    57,271,321   53,046,186
Revenue per barrel mile (cents) ............................         0.449        0.457

Terminal Facilities:
Terminal throughput (bpd):
 Nederland terminal ........................................       400,039      456,975
 Other terminals /(4)/ .....................................       728,415      730,096

Western Pipeline System:
Crude oil pipeline throughput (bpd) ........................       291,750      294,178
Crude oil purchases at wellhead (bpd) ......................       188,879      183,088
Gross margin per barrel of pipeline throughput
   (cents)/(5)/ ............................................          26.9         11.0

___________
(1) Excludes amounts attributable to the 9.4% ownership interest in the Explorer Pipeline Company joint venture.
(2) Excludes Toledo, Twin Oaks, and Linden transfer pipelines, which transport large volume of refined products over short distances and generate minimal revenue.
(3) Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(4) Includes the Partnership's refined product terminals, the Fort Mifflin Terminal Complex and the Marcus Hook Tank Farm.
(5) Represents total segment sales and other operating revenue minus the cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

         Net income was $14.1 million for the three-month period ended September 30, 2002 as compared with $7.2 million for the same period in the prior year, an increase of $6.9 million. This increase was primarily the result of a $4.9 million increase in operating income and a $4.2 million decrease in corporate income taxes due to the partnership status in the current quarter, partially offset by a $2.2 million increase in net interest expense. Operating income increased $4.9 million to $18.9 million for the third quarter of 2002 compared with $14.0 million for the prior year due principally to higher gross margins from the Western Pipeline System and higher Terminal Facilities business segment revenue due to the new pricing arrangement with Sunoco, Inc. and its subsidiaries (collectively, "Sunoco"). Effective January 1, 2002, Sunoco Logistics began to charge Sunoco market-based fees for most terminalling and throughput services. Prior to this date, most of the terminalling and throughput services provided to Sunoco were at fees that enabled Sunoco Logistics to recover costs but not generate any profits (see
Note 3 to the condensed financial statements).

     Sales and other operating revenue totaled $499.3 million for the third quarter of 2002 as compared with $392.5 million for the corresponding 2001 period, an increase of $106.8 million. The change was attributable to increased revenue at the Western Pipeline System resulting from higher lease acquisition volume and higher crude oil prices. Revenue at the Terminal Facilities business segment was also higher due to the new pricing arrangement with Sunoco discussed earlier. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $28.25 per barrel for the third quarter of 2002 from $26.76 for the corresponding prior year period.

     Total cost of products sold and operating expenses increased $100.1 million to $465.2 million for the three months ended September 30, 2002 from $365.1 million for the prior year primarily due to an increase in the Western Pipeline System's lease acquisition volume and rising crude oil prices from the prior year. Depreciation and amortization increased $0.2 million from the prior year to $6.3 million for the third quarter of 2002 due to higher capital expenditures at the end of 2001, including the acquisition of GulfMark Energy, Inc.'s crude oil pipeline in Texas and its crude oil acquisition business in November 2001.

     Selling, general and administrative expenses increased $1.6 million to $10.3 million for the third quarter of 2002 from $8.7 million for the prior year due primarily to public company costs and increased insurance premiums.

     Net interest expense increased $2.2 million to $4.8 million for the third quarter of 2002 from $2.6 million for the prior year due to interest expense on the $250 million ten-year, 7.25% Senior Notes (see notes 2 and 4 to the condensed financial statements) issued on February 8 being at a higher interest rate than the debt due to Sunoco in the prior year, which was primarily at a floating rate, and a higher debt level in 2002 compared with the prior year. The debt due to Sunoco in the prior year was either repaid or not assumed by the Partnership.

     There was no income tax expense for the three months ended September 30, 2002 compared to $4.2 million for the prior year due to the Partnership not being subject to income taxes from its inception on February 8, 2002.

Analysis of Segment Operating Income

Eastern Pipeline System:

     Operating income for the Eastern Pipeline System was $7.4 million for the third quarter of 2002 compared with $7.9 million for the prior year. The $0.5 million decrease was primarily the result of a $2.2 million increase in total costs and expenses, partially offset by a $1.4 million increase in sales and other operating revenue and a $0.2 million increase in other income. The increase in sales and other operating revenue compared with last year's period was due to an increase in total shipments, which more than offset a decrease in revenue per barrel mile. Other income was higher due to an increase in equity income from the Explorer Pipeline resulting from increased volume and higher revenue per barrel.

     The $2.2 million increase in total costs and expenses was due to an increase in operating expenses of $1.5 million and an increase in selling, general and administrative expenses of $0.7 million. Operating expenses increased to $11.7 million for the third quarter of 2002 from $10.2 million for the prior year due to higher pipeline maintenance expenditures in the current period. Selling, general and administrative expenses rose to $3.8 million for the three months ended September 2002 from $3.1 million for the prior year due to allocated public company costs and increased insurance premiums.

Terminal Facilities

     Operating income for the Terminal Facilities was $7.7 million for the three months ended September 30, 2002 compared with $6.1 million for the prior year. The $1.6 million increase was due to a $3.3 million increase in total revenue, partially offset by a $0.8 million increase in operating expenses, $0.5 million in selling, general and administrative expenses, and $0.2 million in depreciation and amortization.

     The $3.3 million increase in total revenue was due principally to the change in the fee arrangement for terminalling and throughput services provided to Sunoco, as discussed earlier, and higher tank rental revenue at the Nederland Terminal from a new tank brought into service at the beginning of the second quarter 2002. This was partially offset by a decline in volume at Nederland as a result of rising prices of foreign crude oil relative to domestic crude oil.

     The increase in operating expenses to $9.2 million for the third quarter 2002 compared with $8.4 million for the prior year was due to higher maintenance expenses in the current period. The increase in selling, general and administrative expenses to $3.2 million for the three months ended September 2002 from $2.7 million for the prior year was due to allocated public company costs and increased insurance premiums.

Western Pipeline System

     Operating income for the Western Pipeline System was $3.8 million for the third quarter of 2002, a $3.7 million increase from the prior year. This increase was primarily the result of higher lease acquisition volume and margins, partly offset by a decline in gathered volume. Selling, general and administrative expenses increased $0.3 million to $3.3 million for the quarter ended September 2002 from $3.0 million for the prior year due to allocated public company costs and increased insurance premiums.

Results of Operations - Nine Months Ended September 30, 2002 and 2001

                         Sunoco Logistics Partners L.P.
                              Operating Highlights
                  Nine Months Ended September 30, 2002 and 2001

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  -----------------------
                                                                     2002         2001
                                                                  ----------   ----------
Eastern Pipeline System/(1)/:
Pipeline throughput (bpd) /(2)/ ...............................      571,494      551,681
Total shipments (barrel miles per day) /(3)/ ..................   56,522,115   55,552,924
Revenue per barrel mile (cents)................................        0.455        0.448

Terminal Facilities:
Terminal throughput (bpd):
 Nederland terminal............................................      421,649      437,852
 Other terminals /(4)/ ........................................      742,117      734,965

Western Pipeline System:
Crude oil pipeline throughput (bpd) ...........................      285,875      289,496
Crude oil purchases at wellhead (bpd) .........................      189,234      177,189
Gross margin per barrel of pipeline throughput (cents)/(5)/ ...         21.2         22.2

__________

(1) Excludes amounts attributable to the 9.4% ownership interest in the Explorer Pipeline Company joint venture.
(2) Excludes Toledo, Twin Oaks, and Linden transfer pipelines, which transport large volume of refined products over short distances and generate minimal revenue.
(3) Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(4) Includes the Partnership's refined product terminals, the Fort Mifflin Terminal Complex and the Marcus Hook Tank Farm.
(5) Represents total segment sales and other operating revenue minus the cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

     Net income was $39.9 million for the nine-month period ended September 30, 2002 as compared with $23.3 million for the same period in the prior year, an increase of $16.6 million. This increase was primarily the result of a $12.3 million decrease in corporate income taxes subsequent to the IPO and an $8.2 million increase in operating income, partially offset by a $3.9 million increase in net interest expense. Operating income was $8.2 million higher in the current year compared with the first nine months of 2001 due principally to higher revenue at the Terminal Facilities business segment. The increase in revenue was primarily the result of a new pricing arrangement with Sunoco discussed earlier. Partially offsetting the revenue increase was public company costs, one-time start-up costs, increased insurance premiums, and charges associated with a pipeline leak in January 2002, prior to the date of the IPO. As this pipeline leak occurred prior to the IPO and the Partnership is indemnified by Sunoco for liabilities associated with the incident, there was no impact on the Partnership's post-February 8, 2002 results.

     Sales and other operating revenue totaled $1,295.2 million for the first nine months of 2002 as compared with $1,250.5 million for the corresponding 2001 period, an increase of $44.7 million. The increase was largely attributable to higher lease acquisition volume, partially offset by a decrease in crude oil prices. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, declined to an average price of $25.42 per barrel for the first nine months of 2002 from $27.80 for the corresponding prior year period. Other income increased $1.5 million from the prior year to $5.0 million for the first nine months of 2002 as a result of higher equity income from Explorer Pipeline due to increased volume and revenue per barrel.

     Total cost of products sold and operating expenses increased $33.1 million to $1,197.5 million for the first nine months of 2002 from $1,164.4 million for the prior year due primarily to an increase in lease acquisition volume, partly offset by the decline in crude oil prices described above. Depreciation and amortization increased $1.3 million to $19.0 million for the first nine months of 2002 compared with $17.7 million for the prior year due to higher capital expenditures at the end of 2001 including the acquisition of GulfMark discussed earlier.

     Selling, general and administrative expenses increased $3.5 million to $29.7 million for the first nine months of 2002 from $26.2 million for the prior year due primarily to public company costs, one-time start-up costs and increased insurance premiums.

     Net interest expense increased $3.9 million to $12.4 million for the first nine months of 2002 from $8.5 million for the prior year due to interest expense on the Senior Notes being at a higher interest rate than the debt due to Sunoco in the prior year, which was primarily at a floating rate, and a higher debt level in 2002 compared with the prior year. The debt due to Sunoco in the prior year was either repaid or not assumed by the Partnership.

     Income tax expense for the nine months ended September 30, 2002 of $1.6 million represents a $12.3 million decrease from $13.9 million for the prior year due principally to the Partnership not being subject to income taxes from its inception on February 8, 2002.

Analysis of Segment Operating Income

Eastern Pipeline System:

     Operating income for the Eastern Pipeline System was $23.0 million for the first nine months of 2002 compared with $24.3 million for the prior year. The $1.3 million decrease was primarily the result of a $5.1 million increase in total costs and expenses, partially offset by a $2.3 million increase in sales and other operating revenue and a $1.6 million increase in other income. Total sales and other operating revenue increased compared with the prior year due to higher volume and revenue per barrel mile. The increase in other income was due to higher equity income from the Explorer Pipeline resulting from increased volume and revenue per barrel.

     The $5.1 million increase in total costs and expenses was due to an increase in operating expenses of $2.8 million and an increase in selling, general and administrative expenses of $2.3 million. The increase in operating expenses was due to charges associated with a pipeline leak in January 2002 and higher pipeline maintenance expenses. As this pipeline leak occurred prior to the IPO and the Partnership is indemnified by Sunoco for liabilities associated with the incident, there was no impact on the Partnership's post-February 8, 2002 results. The increase in selling, general and administrative expenses was due to allocated public company costs, one-time startup costs and higher insurance premiums.

Terminal Facilities

     Operating income for the Terminal Facilities was $23.9 million for the nine months ended September 30, 2002 compared with $13.1 million for the prior year. The $10.8 million increase was due to an $11.8 million increase in total revenue and a $0.7 million decrease in operating expenses, partially offset by increases of $1.1 million for selling, general and administrative expenses and $0.5 million for depreciation and amortization.

     The $11.8 million increase in total revenue was due principally to the change in the fee arrangement for terminalling and throughput services provided to Sunoco as discussed earlier, and higher tank rental revenue at the Nederland Terminal as a result of a new tank that was brought into service at the beginning of the second quarter. These increases were partially offset by lower volume at the Nederland Terminal due to rising prices of foreign crude oil relative to domestic crude oil.

     The $0.7 million decrease in operating expenses was primarily due to lower maintenance expenses for the first nine months of 2002 compared with the prior year. The $1.1 million increase in selling, general and administrative expenses was attributable to allocated public company costs, one-time start-up costs, and higher insurance premiums.

Western Pipeline System

     Operating income for the Western Pipeline System was $6.9 million for the first nine months of 2002, a $1.4 million decrease from $8.3 million for the prior year. This decrease was primarily the result of a decline in gathered volume, partially offset by an increase in lease acquisition volume and margins. Total revenue and cost of products sold and operating expenses both increased due to an increase in lease acquisition volume, partly offset by a decline in the price of crude oil, as discussed above. Depreciation and amortization increased $0.7 million from the prior year to $4.0 million for the first nine months of 2002 due to higher capital expenditures in 2001 including the acquisition of GulfMark noted earlier.

Liquidity and Capital Resources

Cash Flows and Financial Capacity

     Net cash used in operating activities for the first nine months of 2002 was $23.4 million compared with $17.1 million of cash provided by operating activities for the same period in 2001. The $23.4 million of net cash used in operating activities for the nine months ended September 2002 was primarily the result of the replacement of working capital that was not contributed by Sunoco to the Partnership upon formation. The net proceeds of the IPO were used to replenish this working capital shortfall. The working capital not contributed consisted primarily of $81.0 million of affiliated company accounts receivable and $13.5 million of crude oil inventory.

     Net cash used in investing activities was $6.9 million for the nine months ended September 30, 2002 compared with $40.5 million for the prior year. The change was primarily due to the collection of a $20.0 million note receivable from an affiliate and a $13.3 million reduction of capital expenditures due to fewer one-time projects undertaken during the first nine months of 2002 compared to the same period in 2001.

     Net cash provided by financing activities for the first nine months of 2002 was $71.6 million, compared with $23.4 million for the prior year. The change between periods was due mainly to the net proceeds of $96.3 million from the IPO, partially offset by $16.5 million of distributions paid to unitholders and the general partner. In addition, net proceeds of $244.8 million from the issuance of the Senior Notes in conjunction with the IPO were distributed to Sunoco. For a more detailed discussion of the IPO and related transactions, see Notes 2 and 4 to the condensed financial statements.

     Under the treasury services agreement with Sunoco, the Partnership, among other things, participates in Sunoco's centralized cash management program. The $1.7 million of advances from affiliate represent amounts due to Sunoco under this treasury services agreement.

Capital Requirements

     The following table summarizes maintenance and expansion capital expenditures for the periods presented (in thousands of dollars):

                                        Nine Months Ended September 30,
                                        -------------------------------
                                           2002                 2001
                                        ----------           ----------
                 Maintenance..........  $   17,624               28,898
                 Expansion............       9,256               11,324
                                        ----------           ----------
                                        $   26,880               40,222
                                        ==========           ==========

     Maintenance capital expenditures declined by $11.3 million from $28.9 million for the first nine months of 2001 to $17.6 million for the first nine months of 2002 due to several non-recurring expenditures in 2001 to upgrade technology resources, increase reliability and lower the Partnership's cost structure. During 2001, in the area of technology, an automation project was undertaken for the Western Pipeline System, network systems were upgraded and various software programs for all areas of the business were enhanced. For the Eastern Pipeline System, a crude oil transfer line between the Darby Creek Tank Farm and Hog Island Wharf was replaced, and higher one-time line testing projects were undertaken related to the Department of Transportation's pipeline integrity management rule adopted in 2001. For the Western Pipeline System, several crude oil transport trucks were purchased. Several other projects were undertaken to reduce the existing cost structure, including rebuilding and upgrading pump stations.

     Expansion capital expenditures declined by $2.0 million from $11.3 million for the first nine months of 2001 to $9.3 million for the first nine months of 2002. During 2001, two new tanks were constructed for the Eastern Pipeline's Montello facility and an ethanol blending project for the refined product terminals was completed. During 2002, the construction of two new tanks at the Nederland Terminal will add 1.3 million barrels of storage capacity and is expected to be operational by the second quarter of 2003. Nederland is also in the process of constructing a vapor recovery unit that should be completed before the current year end.

         The Partnership's management believes that cash flow from operations will be sufficient to satisfy ongoing capital requirements and to pay the minimum quarterly distributions. The Partnership may also supplement the cash generated with the proceeds of borrowings under the $150.0 million Credit Facility (see Note 4 to the condensed financial statements), or other debt instruments or the issuance of additional common units.

         In October 2002, the Partnership entered into a definitive agreement to purchase an interest in three Midwestern and Western United States pipeline companies from an affiliate of Union Oil Company of California ("Unocal") for $54.0 million. These interests consist of 31.5 percent of Wolverine Pipeline Company, 9.2 percent of West Shore Pipeline Company, and 14.0 percent of Yellowstone Pipeline Company. Closing of the transaction is expected to occur before year-end, subject to regulatory approval and customary closing conditions. The transaction is expected to be initially funded through borrowings under the $150 million Credit Facility, and management expects to keep the Partnership investment grade rating by maintaining a conservative capital structure over the medium and long-term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Partnership is exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage such exposure, inventory levels and expectations of future commodity prices and interest rates are monitored when making decisions with respect to risk management. The Partnership has not entered into derivative transactions that would expose it to price risk.

         The $150 million Credit Facility, although currently undrawn, would expose the Partnership to interest rate risk, since this Credit Facility bears interest at a variable rate.

Forward-Looking Statements

         Certain matters discussed in this quarterly report on Form 10-Q, excluding historical information, include forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements discuss expected future results, based on current and pending business operations and may be identified by words such as "anticipates", "believes", "expects", "planned", "scheduled" or similar expressions. Although management of the Partnership believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

         The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

..    Changes in demand for crude oil and refined petroleum products that is stored and distributed;

..    Changes in demand for storage in petroleum product terminals;

..    The loss of Sunoco as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

..    An increase in the competition encountered by the Partnership's petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

..    Changes in the throughput on petroleum product pipelines owned and operated by third parties and connected to the Partnership's petroleum product pipelines and terminals;

..    Changes in the general economic conditions in the United States;

..    Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax laws, safety, environmental and employment laws;

..    Changes to existing or future state or federal government regulations banning or restricting the use of MTBE in gasoline;

..    Improvements in energy efficiency and technology resulting in reduced demand;

..    The Partnership's ability to manage rapid growth;

..    The Partnership's ability to control costs;

..    The effect of changes in accounting principles;

..    Global and domestic economic repercussions from terrorist activities and international hostilities and the government's response thereto;

..    The occurrence of operational hazards or unforeseen interruption for which the Partnership may not be adequately insured;

..    Changes in the reliability and efficiency of the Partnership's operating facilities or those of Sunoco or third parties;

..    Changes in the expected level of environmental remediation spending;

..    Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

..    The ability of announced acquisitions or expansions to be cash-accretive;

..    The Partnership's ability to successfully consummate announced acquisitions or expansions and integrate them into existing business operations;

..    Risks related to labor relations;

..    Non-performance by a major customer or supplier; and

..    Changes in the status of litigation to which the Partnership is a party.

     These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The Partnership undertakes no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item 4.  Controls and Procedures

        (a) Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the management of Sunoco Partners LLC, the Partnership's general partner (including the President and Chief Executive Officer of Sunoco Partners LLC, and the Vice President and Chief Financial Officer of Sunoco Partners LLC), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer of Sunoco Partners LLC, and the Vice President and Chief Financial Officer of Sunoco Partners LLC concluded that the Partnership's disclosure controls and procedures are effective.

        (b) There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to this evaluation.

        (c) Disclosure controls and procedures are designed to ensure that information required to be disclosed in Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Partnership reports under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer of Sunoco Partners LLC, and the Vice President and Chief Financial Officer of Sunoco Partners LLC, as appropriate, to allow timely decisions regarding required disclosure.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

     There are various legal and administrative proceedings pending against Sunoco, affiliated predecessors and the Partnership (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify the Partnership for any losses incurred prior to the IPO, which may be suffered as a result of such currently pending legal actions. Management believes that any liabilities arising from such currently pending proceedings are not likely to be material in relation to the Partnership's business or financial position at September 30, 2002.

Item 2.  Changes in Securities and Uses of Proceeds

     On February 4, 2002, the Partnership's Registration Statement on Form S-1 (Registration No. 333-71968), filed with the Securities and Exchange Commission, became effective. Pursuant to the Registration Statement, on February 5, 2002, 5,000,000 common units were sold to the public at a price of $20.25 per unit for aggregate gross proceeds of $101.3 million. Subsequent to the IPO, the underwriters exercised their over-allotment option for 750,000 additional common units at a price of $20.25 per unit for aggregate gross proceeds of $15.1 million. Underwriting fees paid in connection with these transactions were $6.7 million and $1.0 million, respectively. On February 8, 2002, the closing date of the IPO, the Partnership received proceeds of $108.7 million (including proceeds of the over-allotment option). The aggregate-offering price of 5,750,000 Common Units was $116.4 million, and the aggregate underwriting fees were $7.7 million. The Partnership used approximately $12.4 million of the net proceeds to pay expenses associated with the IPO and related formation transactions, which consisted primarily of legal, accounting and other professional service costs. The remaining $96.3 million of net proceeds was used to increase working capital to the level necessary for the operation of the business, thereby establishing working capital that was not contributed to the Partnership by Sunoco in connection with its formation. The underwriters of the IPO were Lehman Brothers, Salomon Smith Barney, UBS Warburg, Banc of America Securities, Wachovia Securities and Credit Suisse First Boston.

     In addition, concurrent with the closing of the IPO, Sunoco Logistics Partners Operations L.P., the Partnership's wholly owned operating subsidiary, issued, in an offering exempt from registration under the Securities Act of 1933, $250.0 million of 7.25% Senior Notes due 2012 ("Senior Notes") in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Senior Notes were issued at a price of 99.325% of their principal amount. Gross proceeds from this offering were $248.3 million and aggregate underwriting discounts and commissions were $1.6 million. Net proceeds were $244.8 million after deducting expenses incurred in connection with the issuance of the Senior Notes of approximately $1.9 million, which consisted primarily of legal, accounting and other professional services costs. The initial purchasers of the Senior Notes were Lehman Brothers, Credit Suisse First Boston, Salomon Smith Barney, UBS Warburg, Banc of America Securities and Wachovia Securities. The $244.8 million of net proceeds from the sale of the Senior Notes were distributed to Sunoco. The Senior Notes have been guaranteed by the Partnership and the Operating Partnership's subsidiaries. Although the initial offering of the Senior Notes was not registered under the Securities Act of 1933, the Operating Partnership entered into a registration rights agreement giving the holders of the Senior Notes certain registration rights. In connection with the registration of the exchange of the Senior Notes and the guarantees covering the Senior Notes, the Operating Partnership filed an exchange offer registration statement on SEC Form S-4. This registration statement was declared effective on June 28, 2002. The exchange offer was completed on August 2, 2002, with all $250 million aggregate principal amount of the Senior Notes being exchanged for a like principal amount of new publicly tradable notes having substantially identical terms issued pursuant to the exchange offer registration statement filed under the Securities Act of 1993, as amended.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         99.1:  Certification of Periodic Report

         99.2:  Certification of Periodic Report

     (b) Reports on Form 8-K

         The Partnership filed a report on Form 8-K on October 31, 2002 to disclose under Item 5--"Other Events" a press release issued by the Partnership announcing that it had signed a definitive agreement to purchase interests in Wolverine Pipeline Company, West Shore Pipeline Company, and Yellowstone Pipeline Company from an affiliate of Union Oil Company of California.

We are pleased to furnish this Form 10-Q to unitholders who request it by writing to:

         Sunoco Logistics Partners L.P.
         Investor relations
         Ten Penn Center
         1801 Market Street
         Philadelphia, PA  19103-1699

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Sunoco Logistics Partners L.P.

By    /s/ Colin A. Oerton
      -----------------------------
      Colin A. Oerton
      Vice President &
      Chief Financial Officer

Date November 8, 2002

                                  CERTIFICATION
                                       OF
                            PERIODIC FINANCIAL REPORT
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Deborah M. Fretz, President and Chief Executive Officer of Sunoco Partners LLC, the general partner of the registrant Sunoco Logistics Partners L.P., hereby certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Sunoco Logistics Partners L.P.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ DEBORAH M. FRETZ
                                   -----------------------------
                                   Name:  Deborah M. Fretz
                                   Title: President and Chief Executive Officer
                                   Date:  November 8, 2002

                                  CERTIFICATION
                                       OF
                            PERIODIC FINANCIAL REPORT
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Colin A. Oerton, Vice President and Chief Financial Officer of Sunoco Partners LLC, the general partner of the registrant Sunoco Logistics Partners L.P., hereby certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Sunoco Logistics Partners L.P.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              /s/ COLIN A. OERTON
                              -----------------------------
                              Name:  Colin A. Oerton
                              Title: Vice President and Chief Financial Officer
                              Date:  November 8, 2002