Form 10-K
period 2002-12-31
SUNOCO LOGISTICS PARTNERS LP
filed 2003-03-07
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-31219

SUNOCO LOGISTICS PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ten Penn Center 1801 Market Street, Philadelphia, PA	19103-1699
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 977-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partnership interests	New York Stock Exchange

Senior Notes 7.25%, due February 15, 2012	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this  Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding (including the General Partner of the registrant, Sunoco Partners LLC) as if they may be affiliates of the registrant) was approximately $124.5 million on June 28, 2002, based on $21.82 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date.

At February 28, 2003, the number of the registrant’s Common Units outstanding were 11,388,154, and its Subordinated Units outstanding were 11,383,639.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward-Looking Statements

Certain matters discussed in this report, excluding historical information, include forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements discuss Sunoco Logistics Partners L.P.’s (the “Partnership”) expected future results based on current and pending business operations, and may be identified by words such as “anticipates”, “believes”, “expects”, “planned”, “scheduled” or similar expressions. Although management of the Partnership believes these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which ultimately may prove to be inaccurate. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	Changes in demand for crude oil and refined petroleum products that are stored and distributed;

•	Changes in demand for storage in the Partnership’s petroleum product terminals;

•	The loss of Sunoco, Inc. (R&M) as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the throughput on petroleum product pipelines owned and operated by third parties and connected to the Partnership’s petroleum product pipelines and terminals;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax laws and safety, environmental and employment laws;

•	Changes to existing or future state or federal government regulations banning or restricting the use of MTBE in gasoline;

•	Improvements in energy efficiency and technology resulting in reduced demand;

•	The Partnership’s ability to manage rapid growth;

•	The Partnership’s ability to control costs;

•	The effect of changes in accounting principles;

•	Global and domestic economic repercussions from terrorist activities and international hostilities and the government’s response thereto;

•	The occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	Changes in the reliability and efficiency of the Partnership’s operating facilities or those of Sunoco, Inc. (R&M) or third parties;

•	Changes in the expected level of environmental remediation spending;

•	Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	The ability of announced acquisitions or expansions to be cash-flow accretive;

•	The Partnership’s ability to successfully consummate announced acquisitions or expansions and integrate them into existing business operations;

•	Risks related to labor relations;

•	Non-performance by a major customer or supplier;

•	Price trends and overall demand for refined petroleum products, crude oil and natural gas liquids in the United States, economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;

•	Changes in the Partnership’s tariff rates, implemented by federal and/or state government regulators;

•	The amount of the Partnership’s indebtedness, which could make the Partnership vulnerable to general adverse economic and industry conditions, limit the Partnership’s ability to borrow additional funds, and place it at competitive disadvantages compared to competitors that have less debt or have other adverse consequences;

•	Restrictive covenants in the Partnership’s or Sunoco, Inc.’s credit agreements;

•	Changes in the Partnership’s or Sunoco, Inc.’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	The political and economic stability of the oil producing nations of the world; and

•	The costs and effects of legal and administrative claims and proceedings against the Partnership or its subsidiaries, and changes in the status of litigation to which the Partnership is a party.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the Partnership’s forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The Partnership undertakes no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

PART I

ITEM 1.    BUSINESS

(a)  General Development of Business

The Partnership is a Delaware limited partnership formed on October 15, 2001. The principal executive offices of Sunoco Partners LLC, the Partnership’s general partner (the “General Partner”), are located at Ten Penn Center, 1801 Market Street, Philadelphia, Pennsylvania 19103 (telephone (215) 977-3000). The Partnership’s website address is www.sunocologistics.com.

On October 22, 2001, a Registration Statement on Form S-1 related to an initial public offering (the “IPO”) of the Partnership’s common units was filed with the Securities and Exchange Commission. In February 2002, 5,750,000 common units, representing approximately 24.7% of the partnership interests, were sold to the public. Sunoco, Inc., through its wholly-owned subsidiaries (collectively, “Sunoco”), currently owns approximately 75.3% of the partnership interests, including the 2% general partner interest.

(b)  Financial Information about Segments

See Part II, Item 8. Financial Statements and Supplementary Data.

(c)  Narrative Description of Business

The Partnership is a limited partnership formed by Sunoco, Inc. to own, operate and acquire a geographically diversified portfolio of complementary energy assets. The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil. Sunoco, Inc. (R&M), a wholly-owned refining and marketing subsidiary of Sunoco (“Sunoco R&M”), accounted for approximately 63% of the Partnership’s revenues for the year ended December 31, 2002. The business comprises three segments:

•	The Eastern Pipeline System primarily serves the Northeast and Midwest United States operations of Sunoco R&M and includes: approximately 1,900 miles of refined product pipelines, including a one-third interest in an 80-mile refined product pipeline, and 58 miles of interrefinery pipelines between two of Sunoco R&M’s refineries; a 123-mile wholly-owned crude oil pipeline; a 9.4% interest in Explorer Pipeline Company, a joint venture that owns a 1,413-mile refined product pipeline; a 31.5% interest in Wolverine Pipe Line Company, a joint venture that owns a 719-mile refined product pipeline; a 9.2% interest in West Shore Pipe Line Company, a joint venture that owns a 596-mile refined product pipeline; and a 14.0% interest in Yellowstone Pipe Line Company, a joint venture that owns a 746-mile refined product pipeline.

•	The Terminal Facilities consist of 32 inland refined product terminals with an aggregate storage capacity of 4.8 million barrels, primarily serving the Partnership’s Eastern Pipeline System; a 2.0 million barrel refined product terminal serving Sunoco R&M’s Marcus Hook refinery near Philadelphia, Pennsylvania; an 11.2 million barrel marine crude oil terminal on the Texas Gulf Coast, the Nederland Terminal; one inland and two marine crude oil terminals, with a combined capacity of 3.4 million barrels, and related pipelines, all of which serve Sunoco R&M’s Philadelphia refinery; and a 1.0 million barrel liquefied petroleum gas (“LPG”) terminal near Detroit, Michigan.

•	The Western Pipeline System gathers, purchases, sells, and transports crude oil principally in Oklahoma and Texas and consists of approximately 1,868 miles of crude oil trunk pipelines and approximately 840 miles of crude oil gathering lines that supply the trunk pipelines; approximately 120 crude oil transport trucks; approximately 130 crude oil truck unloading facilities; and a 43.8% interest in West Texas Gulf Pipe Line Company, a joint venture that owns a 580-mile crude oil pipeline.

The Partnership and its equity interests are principally engaged in the transport, terminalling, and storage of refined products and crude oil and in the purchase and sale of crude oil in 17 states. Revenues are generated by charging tariffs for transporting refined products and crude oil through the pipelines and by charging fees for storing refined products, crude oil, and other hydrocarbons in, and for providing other services at the Partnership’s terminals. The Partnership also generates revenue by purchasing domestic crude oil and selling it to Sunoco R&M and other customers. Generally, as crude oil is purchased, corresponding sale transactions are simultaneously entered into involving physical deliveries of crude oil, which enables the Partnership to secure a profit on the transaction at the time of purchase and establish a substantially balanced position, thereby minimizing exposure to price volatility after the initial purchase. The Partnership’s practice is to not enter into futures contracts.

Upon the closing of the Partnership’s IPO on February 8, 2002, the Eastern Pipeline System, Terminal Facilities and Western Pipeline System were transferred to the Partnership, including certain related liabilities. Certain other liabilities, including environmental and toxic tort liabilities, have been retained by Sunoco, Inc. under the indemnification provisions of an omnibus agreement (the “Omnibus Agreement”) (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco R&M and Sunoco, Inc.”). The following discussion has been prepared as if the assets were operated as a stand-alone business throughout the periods presented. Unless otherwise noted, the Partnership owns and operates all of the assets described.

Eastern Pipeline System

Sunoco R&M accounted for approximately 71% of the Eastern Pipeline segment’s total revenues for the year ended December 31, 2002.

Refined Product Pipelines

The refined product pipelines transport refined products from Sunoco R&M’s Philadelphia, Pennsylvania, Marcus Hook, Pennsylvania and Toledo, Ohio refineries, as well as from third parties, to markets in New York, New Jersey, Pennsylvania, Ohio, and Michigan. The refined products transported in these pipelines include multiple grades of gasoline, low-octane gasoline for ethanol blending, middle distillates (such as heating oil, diesel and jet fuel), LPGs (such as propane, butane, isobutane, and a butane/butylene mixture), refining feedstocks, and other hydrocarbons (such as toluene and xylene). The refined product pipelines were originally constructed between 1931 and 1967. The pipelines are regularly maintained, and management of the Partnership believes they are in good repair. The Federal Energy Regulatory Commission (“FERC”) regulates the rates for interstate shipments on the Eastern Pipeline System and the Pennsylvania Public Utility Commission (“PA PUC”) regulates the rates for intrastate shipments in Pennsylvania.

The following table details the average aggregate daily number of barrels of refined products transported on the refined product pipelines in each of the years presented. The information in the following table does not include interrefinery pipelines and transfer pipelines that transport large volume over short distances and generate minimal revenues:

	Year Ended December 31,
	1998	1999	2000	2001	2002
Refined products transported (in barrels per day (“bpd”))	431,989	461,379	444,046	446,648	489,235

The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels being higher in the winter. In addition, weather conditions in the areas served by the Eastern Pipeline System affect both the demand for, and the mix of, the refined petroleum products delivered through the Eastern Pipeline System, although historically any overall impact on the total volume shipped has been short term.

The following table sets forth, for each of the refined product pipeline systems, the origin and destination, miles of pipeline and diameter. Except as shown below, the Partnership owns 100% of the refined product pipeline systems.

Origin and Destination	Miles of Pipeline	Diameter
		(inches)
Philadelphia, PA to Montello, PA	210	12,8
Montello, PA to Buffalo, NY	300	14,8
Montello, PA to Kingston, PA(1)	84	6
Montello, PA to Syracuse, NY(2)	230	8,6
Montello, PA to Pittsburgh, PA	221	8
Toledo, OH to Blawnox, PA	260	10,8
Toledo, OH to Sarnia, Canada	241	8,6
Twin Oaks, PA to Newark, NJ	118	14
Philadelphia, PA to Linden, NJ(3)	88	16,12

Subtotal	1,752	N.M.
Interrefinery Pipelines(4)	58	8,6,4
Transfer Pipelines(5)	85	N.M.

Total	1,895	N.M.

N.M. Not meaningful.

(1)	The Partnership is seeking permission from the PA PUC to idle 74 miles of this pipeline.

(2)	The Partnership idled the northern-most 160 miles of this pipeline in January 2003. These assets were idled as a result of a long-term agreement entered into by the Partnership in December 2002 to lease throughput capacity on a refined product pipeline which allowed it to provide the same service as existed on the idled pipeline while reducing operating expenses.

(3)	The Partnership owns a one-third interest in 80 miles of this pipeline.

(4)	The Partnership leases these pipelines to Sunoco R&M.

(5)	Consist of the Toledo, Twin Oaks, and Linden transfer pipelines.

The following text provides additional information about each of the refined product pipelines.

Philadelphia, Pennsylvania to Montello, Pennsylvania.    The Philadelphia to Montello refined product pipeline system is the principal means by which Sunoco R&M moves its refined products from its Philadelphia and Marcus Hook refineries into the Partnership’s Montello terminal for further transportation on the Eastern Pipeline System. The Philadelphia to Montello pipeline system consists of four segments:

•	a 12-inch, 60-mile segment from the Point Breeze pump station at Sunoco R&M’s Philadelphia refinery to Montello;

•	an 8-inch, 60-mile segment from the Point Breeze pump station to Montello;

•	an 8-inch, 39-mile segment from the Partnership’s Twin Oaks pump station, which is adjacent to the Marcus Hook Tank Farm near Sunoco R&M’s Marcus Hook refinery, to the 8-inch Point Breeze to Montello pipeline segment;

•	an 8-inch, 51-mile segment from Boot, Pennsylvania to Fullerton, Pennsylvania.

The 12-inch Point Breeze pump station to Montello segment also serves the Partnership’s Exton, Pennsylvania terminal. The 8-inch Point Breeze pump station to Montello segment connects with the 8-inch Boot to Fullerton segment at the Boot pump station and continues to Montello, with connections to a ConocoPhillips pipeline in Swarthmore, Pennsylvania and the Partnership’s terminal in Exton along its route. The 8-inch segment from the Twin Oaks pump station to the Point Breeze to Montello pipeline segment serves the Partnership’s terminal at Malvern, Pennsylvania and the Partnership’s storage facility at Icedale, Pennsylvania. The 8-inch Boot to Fullerton segment originates at the Boot pump station and terminates at the Partnership’s Fullerton terminal and Gulf Oil’s Fullerton terminal. This segment also serves terminals operated by Pipeline Petroleum Corp. and Farm & Home and delivers to a third-party pipeline in Macungie, Pennsylvania.

Sunoco R&M accounted for approximately three-quarters of the volume transported on this pipeline system for 2002. Other shippers on this system include ExxonMobil, BP, Gulf Oil, Major Oil, Delphi Petroleum, CITGO, Pipeline Petroleum, Farm & Home, Petroleum Products, United Refining, Griffith Oil, NOCO Energy, Pickelner, and TransMontaigne. ConocoPhillips’ Trainer, Pennsylvania refinery and Motiva’s Delaware City, Delaware refinery can access the system at the Twin Oaks pump station. Products can also enter the system from ST Services’ terminal in Philadelphia and from Valero’s Paulsboro, New Jersey refinery via ExxonMobil’s Malvern terminal. Refined products from Buckeye’s Laurel pipeline can enter this system at Montello.

Montello, Pennsylvania to Buffalo, New York.    The Montello to Buffalo refined product pipeline system consists of the following segments:

•	a 14-inch, 80-mile segment and an 8-inch, 3-mile segment from Montello to Williamsport, Pennsylvania; and

•	an 8-inch, 217-mile segment from Williamsport to Buffalo, including an 8-inch, 19-mile spur from Caledonia Junction, New York to the Rochester, New York terminals.

The Montello to Williamsport segment makes deliveries to Petroleum Products Corp., the Partnership’s Northumberland, Pennsylvania terminal, and to the Sunoco R&M, Farm & Home, Pickelner, and Gulf Oil terminals in the Williamsport area. The Williamsport to Buffalo segment makes deliveries to the Energy East terminal in Big Flats, New York. At Caledonia Junction, the spur runs to the Partnership’s Rochester terminal, as well as to terminals operated by ExxonMobil, Buckeye, Alaskan Oil, and Energy East. In the Buffalo area, the pipeline serves the Partnership’s terminal and those of United Refining and NOCO Energy.

Sunoco R&M accounted for approximately one-half of the volumes transported on this pipeline system for 2002. In addition to Sunoco R&M and the other companies who are served by this pipeline system, the Partnership also transports refined products for Agway, CITGO, BP, ConocoPhillips, El Paso, ExxonMobil, Farm & Home, Griffith Oil, Gulf Oil, Duke, Petroleum Products, Pickelner, United Refining, NOCO Energy, and Motiva. The Partnership also receives refined products for shipment into the Buffalo market through its interconnection with Buckeye’s Buckeye pipeline at Caledonia Junction.

Montello, Pennsylvania to Kingston, Pennsylvania.    The Montello to Kingston refined product pipeline system consists of an 84-mile, 6-inch pipeline serving the Partnership’s terminal in Kingston, the Lehigh Oil & Gas terminal in Barnesville, Pennsylvania, and the Tri-State Oil terminal in Beach Haven, Pennsylvania. In addition to Sunoco R&M, which accounted for most of the volume transported on this system for 2002, product was also transported for Griffith Oil and TransMontaigne. In early 2003, the Partnership filed a request with the PA PUC to idle 74 miles of this pipeline segment due to expected higher costs. The Partnership plans to supply its terminal in Kingston by connecting it to the Partnership’s Montello to Syracuse pipeline.

Montello, Pennsylvania to Syracuse, New York.    The Montello to Syracuse refined product pipeline system consists of 15 miles of 8-inch pipeline and 215 miles of 6-inch pipeline. This pipeline system serves the Partnership’s terminals in Tamaqua, Pennsylvania and Binghamton, New York, and terminates at a

Hess/ExxonMobil terminal in Syracuse, New York. Sunoco R&M is the only shipper on this pipeline system. In early 2003, the Partnership idled the northern most 160 miles of this pipeline segment. This segment now ends at Kingston. Movements to Binghamton and Syracuse will now be made via the Partnership’s pipeline to Macungie and via a long-term, third-party capacity lease from Macungie to Syracuse.

The request to the PA PUC to idle 74 miles of the Montello to Kingston, PA pipeline segment and the idling of the northern-most 160 miles of the Montello, PA to Syracuse, NY pipeline segment were undertaken as a result of a long-term agreement entered into by the Partnership in December 2002 to lease throughput capacity on a third-party refined product pipeline which allowed it to provide substantially the same service as existed on the idled pipeline while reducing operating expenses.

Montello, Pennsylvania to Pittsburgh, Pennsylvania.    The Montello to Pittsburgh refined product pipeline system consists of a 221-mile, 8-inch pipeline supplied by the Partnership’s Philadelphia to Montello pipeline system and Buckeye’s Laurel pipeline at Delmont, Pennsylvania. The pipeline system serves the Partnership’s terminals located in Mechanicsburg, Altoona, Delmont, Blawnox, and Pittsburgh, Pennsylvania. This pipeline system is connected to the Partnership’s Toledo, Ohio to Blawnox pipeline system, through which the Partnership’s Pittsburgh, Blawnox, Delmont, and Altoona terminals can be supplied with refined product from Sunoco R&M’s Toledo refinery. Sunoco R&M is the only shipper on this pipeline system.

Toledo, Ohio to Blawnox, Pennsylvania.    The Toledo to Blawnox refined product pipeline system consists of 115 miles of 10-inch pipeline and 145 miles of 8-inch pipeline. This pipeline system transports refined products and petrochemicals from Sunoco R&M’s Toledo refinery, as well as petrochemicals from Sarnia, Canada, to the Partnership’s terminals in Akron and Youngstown, Ohio and Vanport and Blawnox, Pennsylvania. The pipeline system also makes deliveries to the Kinder Morgan Indianola, Pennsylvania facility and accesses the Inland Pipeline system owned by a subsidiary of Sunoco, Inc., BP, Citgo, and Shell. Sunoco R&M accounted for most of the volume transported on this pipeline system for 2002.

Toledo, Ohio to Sarnia, Canada.    The Toledo to Sarnia refined product pipeline system consists of three segments totaling 241 miles of 6-inch and 8-inch pipelines originating at Sunoco R&M’s Toledo refinery and terminating at three separate points. The system includes one 6-inch and two 8-inch pipelines running approximately 50 miles between Toledo and the Partnership’s Inkster Terminal near Detroit, Michigan. At Inkster, the 6-inch pipeline continues 11 miles to River Rouge, Michigan, and one of the 8-inch pipelines continues 80 miles to Sarnia.

Deliveries into and out of Toledo originate from Sunoco R&M’s Toledo refinery, BP’s Toledo refinery, Buckeye’s Buckeye pipeline, and Marathon Ashland Petroleum’s (“MAP”) Toledo terminal. The Toledo to River Rouge segment serves the Atlas, Buckeye, and MAP terminals in Taylor, Michigan and the Partnership’s Inkster Terminal and River Rouge Terminal. Product terminals in the Detroit area served by the Toledo to Sarnia segment include those of BP, MAP, and RKA. The Toledo to Sarnia segment serves the Inkster Terminal and the Consumers Power Marysville, Michigan underground storage facilities and has delivery and origin capabilities at Sarnia that include the Suncor, BP, Royal Dutch/Shell, and Novacor refineries. Each section of this system is bi-directional and can ship refined products or LPG.

Sunoco R&M accounted for approximately half of the volume on this system for 2002. Other shippers on this system include Suncor, CITGO, Imperial Oil, Inergy Services, Northwest Airlines, BP and Kinetic Resources.

Twin Oaks, Pennsylvania to Newark, New Jersey.    The Twin Oaks to Newark refined product pipeline system consists of an 111-mile, 14-inch pipeline originating at the Twin Oaks pump station, adjacent to the Partnership’s Marcus Hook Tank Farm, and terminating in Newark and Linden, New Jersey. Motiva’s Delaware City refinery, ConocoPhillips’ Trainer refinery, and Sunoco R&M’s Marcus Hook refinery can access this pipeline system at its origin. Deliveries are made to the Partnership’s Willow Grove, Pennsylvania and

Piscataway and Newark, New Jersey terminals, as well as into the Linden area via a 7-mile, 12-inch spur that serves terminals owned by Kaneb, Kinder Morgan, ExxonMobil, ConocoPhillips, and Buckeye. The Partnership’s Linden transfer facility allows transfers between these third-party terminals while the Partnership’s main-line deliveries are made. In Newark, the pipeline system serves terminals owned by Lukoil and Motiva. The Partnership interconnects with Buckeye’s Laurel pipeline at the Twin Oaks pump station using a 2-mile, 16-inch transfer pipeline. Shippers on this pipeline include Sunoco R&M, which accounted for most of the volume transported in 2002, Motiva, ConocoPhillips, and Kaneb.

Philadelphia, Pennsylvania to Linden, New Jersey.    The Philadelphia to Linden refined product pipeline system consists of an 80-mile, 16-inch segment called the Harbor pipeline, and an 8-mile, 12-inch segment. The Partnership owns 100% of the 12-inch segment and operates the 16-inch segment, which is owned jointly, in equal percentages, by El Paso, ConocoPhillips, and the Partnership. Each owner of the 16-inch segment has a right to 60,000 bpd of capacity. The pipeline system is connected at its origin to the El Paso refinery in Eagle Point, New Jersey, the ConocoPhillips tank farm in Woodbury, New Jersey, the Gulf Oil terminal in Woodbury, and Sunoco R&M’s Philadelphia refinery. Sunoco R&M can also deliver product to the Gulf Oil terminal while other parties are shipping product to New York. Deliveries at Linden are made to a ConocoPhillips terminal, a Gulf Oil terminal, CITGO terminals, and Buckeye’s and El Paso’s pipelines. This pipeline system is also connected and makes deliveries into the Partnership’s Twin Oaks, Pennsylvania to Newark pipeline, allowing the Partnership to transport refined product to its Newark, New Jersey terminal. Sunoco R&M accounted for all of the Partnership’s allocated share of the volume transported on the 16-inch segment for 2002 and for all of the volume transported on the 12-inch segment for the same period.

Interrefinery Pipelines

The Partnership leases to Sunoco R&M, for a fixed amount, three bi-directional 18-mile pipelines and a four-mile pipeline spur extending to the Philadelphia International Airport. One pipeline and the spur transfer jet fuel from Sunoco R&M’s Philadelphia and Marcus Hook refineries to the Philadelphia International Airport. A second pipeline transfers LPG to and from Sunoco R&M’s Philadelphia refinery and Marcus Hook storage facility. The third pipeline transfers gasoline blending components and intermediate feedstocks between Sunoco R&M’s Marcus Hook and Philadelphia refineries. The third pipeline is used to optimize refinery operations, such as gasoline blending and unit turnaround scheduling.

Crude Oil Pipeline

This 123-mile, 16-inch crude oil pipeline runs from Marysville, Michigan to Toledo, Ohio. This pipeline receives crude oil from the Lakehead pipeline system for delivery to Sunoco R&M and BP refineries located in Toledo, Ohio and to MAP’s Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan. Marysville is also a truck injection point for local production. Sunoco R&M is the major shipper on the pipeline. The pipeline was built in 1967 and its tariffs are regulated by the FERC. This pipeline is regularly maintained and management of the Partnership believes that it is in good repair.

The table below sets forth the average daily number of barrels of crude oil transported through this crude oil pipeline in each of the years presented:

	Year Ended December 31,
	1998	1999	2000	2001	2002
Crude oil transported (bpd)	88,638	81,464	91,464	98,226	95,311

Explorer Pipeline

The Partnership owns a 9.4% interest in Explorer Pipeline Company (“Explorer”), a joint venture that owns and operates an 1,413-mile common carrier refined product pipeline. Other owners of Explorer are Shell, MAP, ChevronTexaco, CITGO, and ConocoPhillips. The system originates from the refining centers of Lake Charles, Louisiana and Beaumont, Port Arthur and Houston, Texas, and extends to Chicago, Illinois, with delivery points in the Houston, Dallas/Fort Worth, Tulsa, St. Louis, and Chicago areas. The pipeline was built in 1972. Refined products transported on this system primarily include gasoline, jet fuel, diesel fuel, and heating oil. Shippers on the pipeline include most of the affiliates of the owners and many non-affiliated customers. The Partnership and its affiliates do not ship on the pipeline. In 2000, the FERC approved Explorer’s application for market-based rates for all its tariffs. The Partnership receives a quarterly cash dividend from Explorer that is commensurate with the ownership interest.

Volume transported on this system has increased as the refining centers in the Gulf Coast region have increased shipments to meet higher demand. Explorer is currently completing an expansion of the system’s capacity by 130,000 bpd from Port Arthur to Tulsa and by 100,000 bpd from Tulsa to Chicago. The expansions, planned to be completed in the second quarter of 2003, are currently projected to cost more than $100 million. The Partnership will not be required to make an equity contribution to finance these capital expenditures. A member of the Partnership’s management team serves on Explorer’s board of directors.

Wolverine Pipe Line

On November 15, 2002, the Partnership acquired a 31.5% interest in Wolverine Pipe Line Company (“Wolverine”), a joint venture that owns and operates a 719-mile common carrier refined product pipeline. Other owners of Wolverine are Citgo, ExxonMobil, MAP, and Shell. The system originates from the Chicago, Illinois refining center and extends to Detroit, Grand Haven, and Bay City, Michigan and Toledo, Ohio with delivery points along the way. Refined products transported on this system include gasoline, jet fuel, diesel fuel, and heating oil. Shippers on the pipeline include affiliates of most of the owners and several non-affiliated customers. The Partnership and its affiliates do not ship on the pipeline. In 2002, the FERC approved Wolverine’s application for market-based rates for the Detroit, Jackson, Niles, Hammond, and Lockport destinations. The Partnership receives a quarterly cash dividend from Wolverine that is commensurate with its ownership interest.

In 1999, Wolverine purchased the pipeline assets belonging to Total in Michigan that supported the Alma refinery. Wolverine has used these assets to make deliveries to Lansing and Bay City. Since the purchase, Wolverine has been expanding the capacity to those cities and expects to complete the expansion in 2003.

West Shore Pipe Line

On November 15, 2002, the Partnership acquired a 9.2% interest in West Shore Pipe Line Company (“West Shore”), a joint venture that owns and operates a 596-mile common carrier refined product pipeline. Other owners of West Shore are Citgo, ExxonMobil, MAP, Buckeye, and Shell. The system originates from the Chicago, Illinois refining center and extends to Madison and Green Bay, Wisconsin with delivery points along the way. Refined products transported on this system include gasoline, jet fuel, diesel fuel, and heating oil. Shippers on the pipeline include affiliates of most of the owners and several non-affiliated customers. The Partnership and its affiliates do not ship on the pipeline. In 2002, the FERC approved West Shore’s application for market-based rates for the Chicago area. The Partnership receives a quarterly cash dividend from West Shore that is commensurate with its ownership interest.

Yellowstone Pipe Line

On November 15, 2002, the Partnership acquired a 14.0% interest in Yellowstone Pipe Line Company (“Yellowstone”), a joint venture that owns and operates a 746-mile common carrier refined product pipeline. Other owners of Yellowstone are ExxonMobil and ConocoPhillips. The system originates from the Billings, Montana refining center and extends to Spokane, Washington with delivery points along the way. Refined products transported on this system include gasoline, jet fuel, diesel fuel, and heating oil. Shippers on the pipeline include affiliates of the owners and some non-affiliated customers. The Partnership and its affiliates do not ship on the pipeline.

Since 1996, Yellowstone has not paid a dividend due to restrictions under existing credit facility covenants due to additional debt incurred as a result of a multi-year pipeline upgrade program.

Terminal Facilities

Sunoco R&M accounted for approximately 64% of the Terminal Facilities segment’s total revenues for the year ended December 31, 2002.

Refined Product Terminals

The Partnership’s 32 inland refined product terminals receive refined products from pipelines and distribute them to Sunoco R&M and to third parties, who in turn deliver them to end-users and retail outlets. Terminals play a key role in moving to the end-user market by providing the following services: storage and inventory management; distribution; blending to achieve specified grades of gasoline; and other ancillary services that include the injection of additives and the filtering of jet fuel.

Typically, the Partnership’s terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day. This automated system provides for control of allocations, credit and carrier certification by remote input of data by the Partnership’s customers. In addition, all of the Partnership’s terminals are equipped with truck loading racks capable of providing automated blending to individual customer specifications.

The Partnership’s refined product terminals derive most of their revenues from terminalling fees paid by customers. A fee is charged for transferring refined products from the terminal to trucks, barges, or pipelines. In addition to terminalling fees, the Partnership’s revenues are generated by charging customers fees for blending, injecting additives, and filtering jet fuel. The Partnership generates the balance of its revenues from other hydrocarbons handled for Sunoco R&M in Vanport, Pennsylvania and Toledo, Ohio and for lubricants handled for Sunoco R&M in Cleveland, Ohio. Sunoco R&M accounts for substantially all of the Partnership’s refined product terminal revenues.

The Eastern Pipeline System supplies the majority of the Partnership’s inland refined product terminals. Third-party pipelines supply the remainder of the inland refined product terminals.

The table below sets forth the total average throughput for the inland refined product terminals in each of the years presented:

	Year Ended December 31,
	1998	1999	2000	2001	2002
Refined products terminalled (bpd)	234,058	251,627	266,212	272,698	272,788

The following table outlines the locations of the inland refined product terminals and their storage capacities, supply source and mode of delivery:

Location	Storage Capacity	Supply Source	Mode of Delivery
	(bbls)
Akron, OH	98,200	Pipeline	Truck
Altoona, PA	103,400	Pipeline	Truck
Belmont, PA(1)	0	Refinery	Truck
Binghamton, NY(2)	60,000	Pipeline	Truck
Blawnox, PA	72,100	Pipeline	Truck
Buffalo, NY	358,500	Pipeline	Truck
Cleveland, OH	255,000	Pipeline/Rail	Truck
Columbus, OH	78,900	Pipeline	Truck
Dayton, OH	248,700	Pipeline	Truck
Delmont, PA	233,900	Pipeline	Truck
Exton, PA	132,200	Pipeline	Truck
Fullerton, PA	161,700	Pipeline	Truck
Huntington, IN	207,000	Pipeline	Truck
Inwood, NY(3)	54,200	Pipeline	Truck
Kingston, PA	148,800	Pipeline	Truck
Malvern, PA	62,900	Pipeline	Truck
Mechanicsburg, PA	166,200	Pipeline	Truck
Montello, PA	67,900	Pipeline	Truck
Newark, NJ	581,100	Pipeline/Marine	Truck/Marine
Northumberland, PA	170,300	Pipeline	Truck
Owosso, MI	233,300	Pipeline	Truck
Paulsboro, NJ	81,000	Pipeline	Truck/Pipeline
Piscataway, NJ	95,000	Pipeline	Truck
Pittsburgh, PA	205,500	Pipeline/Rail	Truck
River Rouge, MI	178,400	Pipeline	Truck
Rochester, NY	173,000	Pipeline	Truck
Tamaqua, PA	113,600	Pipeline	Truck
Toledo, OH	102,400	Refinery/Rail	Truck
Twin Oaks, PA	90,000	Refinery	Truck
Vanport, PA	179,300	Pipeline/Marine	Truck/Marine
Willow Grove, PA	85,000	Pipeline	Truck
Youngstown, OH	22,700	Pipeline	Truck

Total	4,820,200

(1)	This terminal receives product from Sunoco R&M’s Philadelphia refinery and does not have any tankage. This terminal is part of the Philadelphia refinery and is owned by an affiliate of Sunoco, Inc. That affiliate has leased the terminal to the Partnership until the terminal can be platted as a separate lot. If the terminal is platted as a separate lot, the terminal will be conveyed to the Partnership for nominal consideration.

(2)	This terminal was idled in early 2003.

(3)	The Partnership has a 45% ownership interest in this terminal. The capacity represents the proportionate share of capacity attributable to the Partnership’s ownership interest.

The Nederland Terminal

The Texas Gulf Coast region is the major hub for petroleum refining in the United States. Growth in refining capacity in this region, including new heavy oil conversion projects, and increased product flow from the

Gulf Coast region to other regions has created a need for additional transportation, storage, and distribution facilities on the Gulf Coast. Management of the Partnership believes that demand for imported crude oil and for petroleum products refined in the Gulf Coast region will continue to increase.

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

The Nederland Terminal currently has a total storage capacity of approximately 11.2 million barrels in 126 aboveground storage tanks with individual capacities of up to 660,000 barrels. The terminal currently uses its aggregate storage capacity as follows:

•	9.7 million barrels for crude oil;

•	1.0 million barrels for feedstocks;

•	272,000 barrels for lubricants;

•	150,000 barrels for bunker oils; and

•	80,000 barrels for petrochemicals.

In May 2002, the Partnership announced the construction of 2 new storage tanks, which will add 1.3 million barrels of capacity. Construction is expected to be completed in the second quarter of 2003.

The terminal can receive crude oil at each of its five ship docks and three barge berths, which can accommodate any vessel capable of navigating the 40-foot freshwater draft of the Sabine-Neches Ship Channel. The five ship docks are capable of receiving a total of 1.0 million bpd of crude oil. The terminal can also receive crude oil through a number of pipelines, including the Shell pipeline from Louisiana, the Department of Energy (“DOE”) Big Hill pipeline, the DOE West Hackberry pipeline, the EOTT Louisiana pipeline system, and the Partnership’s Western Pipeline System. The DOE pipelines connect the Nederland Terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill caverns near Winnie, Texas, which have an aggregate storage capacity of 370 million barrels. The Nederland Terminal’s pipeline connections to major markets in the Lake Charles, Beaumont, Port Arthur, Houston, and Midwest areas provide customers with maximum flexibility.

The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge, ship, rail, or truck. In the aggregate, the Nederland Terminal is capable of delivering over 1.0 million bpd of crude oil to 12 connecting pipelines.

The table below sets forth the total average throughput for the Nederland Terminal in each of the years presented:

	Year Ended December 31,
	1998	1999	2000	2001	2002
Crude oil and refined products terminalled (bpd)	475,796	544,624	566,941	427,194	405,686

The following table describes the Nederland Terminal’s pipeline delivery connections, including the destination of the pipelines to which the Partnership can deliver, the diameter of each pipeline, the rate which the Partnership can make deliveries, and the key delivery points along each pipeline’s route:

Pipeline	Destination	Diameter	Delivery Rate	Key Delivery Points
		(inches)	(bpd)
ExxonMobil	Beaumont, Texas	24	300,000	ExxonMobil’s Beaumont refinery
ExxonMobil	Wichita Falls, Texas and Patoka, Illinois	20	225,000

Basin’s pipeline to Cushing, Oklahoma
Valero L.P.’s pipeline to Valero Energy
Corporation’s McKee, Texas and Ardmore,
Oklahoma refineries
ConocoPhillips’ pipeline to its Ponca City,
Oklahoma refinery
Pipelines supplying Midwest refineries

Shell	Houston, Texas	20	200,000	Houston area refineries
Premcor	Port Arthur, Texas	32	250,000	Premcor’s Port Arthur refinery
West Texas Gulf	Longview, Texas	26	250,000	Mid-Valley pipeline to Midwest refineries CITGO’s pipeline to its Lake Charles, Louisiana refinery BP’s pipeline to Cushing McMurrey’s pipeline to Crown Central’s Tyler, Texas refinery
Alon	Big Springs, Texas	10	25,000	Alon’s Big Springs refinery
TotalFinaElf	Port Arthur, Texas	10	50,000	Atofina Port Arthur
TotalFinaElf	Port Arthur, Texas	8	35,000	Atofina Port Arthur refinery
DOE	Big Hill caverns	36	250,000	DOE’s Strategic Petroleum Reserve
DOE	West Hackberry caverns	42	250,000	DOE’s Strategic Petroleum Reserve
The Partnership	Longview, Texas	10	50,000	Mid-Valley pipeline to Midwest refineries CITGO’s pipeline to its Lake Charles refinery BP’s pipeline to Cushing McMurrey’s pipeline to Crown Central’s Tyler refinery
The Partnership	Seabreeze, Texas	10	35,000	TEPPCO’s pipeline to BASF/Fina’s Port Arthur steam cracker

Revenues are generated at the Nederland Terminal primarily by providing long-term and short-term, or spot, storage services and throughput capability to a broad spectrum of customers. Approximately 89% of the terminal’s total revenues in 2002 came from unaffiliated third parties. A significant portion of the Nederland Terminal’s revenues are derived from multi-year contracts, which enhance the stability and predictability of its revenue stream.

Fort Mifflin Terminal Complex

The Fort Mifflin Terminal Complex is located on the Delaware River in Philadelphia and supplies Sunoco R&M’s Philadelphia refinery with all of its crude oil. These assets include the Fort Mifflin Terminal, the Hog Island Wharf, the Darby Creek Tank Farm and connecting pipelines. Revenues are generated from the Fort Mifflin Terminal Complex by charging Sunoco R&M and others a storage fee based on tank capacity and throughput. Substantially all of the revenues from the Fort Mifflin Terminal Complex are derived from Sunoco R&M.

Fort Mifflin Terminal.    The Fort Mifflin Terminal consists of two ship docks with 40-foot freshwater drafts and nine tanks with a total storage capacity of 570,000 barrels. Six 80,000-barrel tanks are used to store crude oil, and three 30,000-barrel tanks are used to provide fuel to ships. Two of the 80,000-barrel tanks can be used to store refined products. This terminal also has a connection with the Colonial Pipeline System.

Crude oil and some refined products enter the Fort Mifflin Terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.

Hog Island Wharf.    The Hog Island Wharf is located next to the Fort Mifflin Terminal on the Delaware River. The Hog Island Wharf receives crude oil via two ship docks, one of which can accommodate crude oil tankers and smaller crude oil vessels and the other of which can accommodate some smaller crude oil vessels. Hog Island Wharf supplies the Partnership’s Darby Creek Tank Farm and Fort Mifflin Terminal with crude oil. Crude oil from the Hog Island Wharf is delivered to Sunoco R&M’s Philadelphia refinery via the Darby Creek Tank Farm.

Darby Creek Tank Farm.    The Darby Creek Tank Farm is a primary crude oil storage terminal for Sunoco R&M’s Philadelphia refinery. This facility has 26 tanks with a total storage capacity of 2.9 million barrels. Darby Creek receives crude oil from the Fort Mifflin Terminal and Hog Island Wharf via the Partnership’s 24-inch pipelines. The tank farm then stores the crude oil and pumps it to the Philadelphia refinery via the Partnership’s 16-inch pipeline. The multiple tanks in this storage facility provide added flexibility in blending crude oil to achieve the optimal crude oil slate for the Philadelphia refinery.

Crude Oil and Refined Product Delivery.    The Fort Mifflin Terminal Complex includes a number of crude oil pipelines:

•	one 30-inch pipeline and one 16-inch pipeline that deliver crude oil from the Fort Mifflin Terminal to Sunoco R&M’s Philadelphia refinery;

•	two 24-inch pipelines that deliver crude oil from the Hog Island Wharf to the Darby Creek Tank Farm;

•	one 16-inch pipeline that delivers crude oil from the Darby Creek Tank Farm to Sunoco R&M’s Philadelphia refinery; and

•	one 30-inch bi-directional pipeline that delivers crude oil between the Hog Island Wharf and the Fort Mifflin Terminal.

The Fort Mifflin Terminal Complex also includes several pipelines that deliver refined products to Sunoco R&M’s Philadelphia refinery:

•	one 30-inch pipeline and one 16-inch pipeline that deliver refined products from the Fort Mifflin Terminal to Sunoco R&M’s Philadelphia refinery for transportation on the Eastern Pipeline System; and

•	one dual diameter, 24- and 26-inch pipeline that delivers refined products from the Hog Island Wharf to Sunoco R&M’s Philadelphia refinery.

The Partnership charges Sunoco R&M a fee for each barrel delivered to its Philadelphia refinery via the Fort Mifflin Terminal or the Darby Creek Tank Farm. The table below sets forth the average daily number of barrels of crude oil and refined products delivered to Sunoco R&M’s Philadelphia refinery in each of the years presented:

	Year Ended December 31,
	1998	1999	2000	2001	2002
Crude oil transported (bpd)	306,181	297,271	306,121	309,435	310,981
Refined products transported (bpd)	9,316	9,263	8,502	9,110	11,323

Total (bpd)	315,497	306,534	314,623	318,545	322,304

Marcus Hook Tank Farm

The Marcus Hook Tank Farm stores substantially all of the gasoline and middle distillates that Sunoco R&M ships from its Marcus Hook refinery. This facility has 17 tanks with a total storage capacity of approximately 2.0 million barrels. After receipt of refined products from the Marcus Hook refinery, the tank farm either stores them or delivers them to the Partnership’s Twin Oaks terminal or to the Twin Oaks pump station, which supplies the Eastern Pipeline System.

The table below sets forth the total average throughput for the Marcus Hook Tank Farm in each of the years presented:

	Year Ended December 31,
	1998	1999	2000	2001	2002
Refined products terminalled (bpd)	138,556	142,404	133,455	138,490	149,982

The Inkster Terminal

The Inkster Terminal, located near Detroit, Michigan, consists of eight salt caverns with a total storage capacity of 975,000 barrels. The Partnership uses the Inkster Terminal’s storage in connection with its Toledo, Ohio to Sarnia, Canada pipeline system and for the storage of LPGs from Sunoco R&M’s Toledo refinery and from Canada. The terminal can receive and ship LPGs in both directions at the same time and has a propane truck loading rack. For the last five years, Sunoco R&M has used the full capacity of the Inkster Terminal. Buckeye has access to the terminal through the Partnership’s spur line to Joan Junction in Taylor, Michigan.

Western Pipeline System

Sunoco R&M accounted for approximately 62% of the Western Pipeline System segment’s total revenues for the year ended December 31, 2002.

Crude Oil Pipelines

The Partnership owns and operates approximately 1,870 miles of crude oil trunk pipelines and approximately 840 miles of crude oil gathering lines in three primary geographic regions—Oklahoma, West Texas, and the Texas Gulf Coast and East Texas region. The Partnership is the primary shipper on the Western Pipeline System. The Partnership also delivers crude oil for Sunoco R&M and for various third parties from points in Texas and Oklahoma. Delivery points on the Western Pipeline System include Sunoco R&M’s and Sinclair’s Tulsa, Oklahoma refineries and the Gary-Williams refinery in Wynnewood, Oklahoma.

The Partnership’s pipelines also access several trading hubs, including the largest and most significant trading hub for crude oil in the United States located in Cushing, Oklahoma, as well as other trading hubs located in Colorado City and Longview, Texas. The Partnership’s crude oil pipelines also connect with other pipelines that deliver crude oil to a number of third-party refineries. The majority of the pipelines in the Western Pipeline System were constructed between 1925 and 1967. The Partnership’s pipelines are subject to ongoing maintenance, and management of the Partnership believes they are in good repair.

The table below sets forth the average aggregate daily number of barrels of crude oil transported on the Partnership’s crude oil pipelines in each of the years presented:

	Year Ended December 31,
	1998	1999	2000	2001	2002
Crude oil transported (bpd)(1)	253,124	252,098	295,991	287,237	286,912

(1)	Includes lube extracted feedstocks transported from Sunoco, Inc.’s Tulsa, Oklahoma refinery.

In each geographic region, the Partnership has major crude oil trunk line systems that ship crude oil across a number of different-sized trunk pipeline segments. The following table details the mileage and diameter for the pipelines in each major crude oil trunk line system. The Partnership transported most of the crude oil to and lube extracted feedstock from Sunoco R&M’s Tulsa, Oklahoma refinery for the year ended December 31, 2002.

Major System	Miles of Pipeline	Diameter
		(inches)
Oklahoma
Enid to Tulsa	304	4,6,8,10,12
Velma to Tulsa	248	4,6,8,10
Other	129	4,6,8,12
West Texas
Jameson and Salt Creek to Colorado City	93	6,8
Hearne to Hawley	453	6,8,12,16
Hawley to Dixon	242	8,10
Other	29	8
Texas Gulf Coast and East Texas
Seabreeze and Orange to Nederland	39	6,10
Nederland to Longview	199	10,12
Baytown to Nederland	124	6,8
Thomas to Longview	3	8
Other	5	8

Oklahoma

The Partnership owns and operates a large crude oil pipeline and gathering system in Oklahoma. This system contains 681 miles of crude oil trunk pipelines and 443 miles of crude oil gathering lines. The Partnership has the ability to deliver all of the crude oil gathered on its Oklahoma system to Cushing. Additionally, deliveries are made on the Oklahoma system to:

•	Sunoco R&M’s Tulsa refinery;

•	Sinclair’s Tulsa refinery;

•	Gary-Williams’ Wynnewood refinery; and

•	ConocoPhillips’ pipeline to its Ponca City refinery.

Revenues are generated on the Partnership’s Oklahoma system from tariffs paid by shippers utilizing the Partnership’s transportation services. The Partnership files these tariffs with the Oklahoma Corporation

Commission and the FERC. The Partnership is the largest purchaser of crude oil from producers in the state, and is the primary shipper on its Oklahoma system. Other significant shippers are Sunoco R&M and Sinclair, which ship primarily on the Cushing to Tulsa segment.

The Partnership’s Oklahoma crude oil pipelines consist of two major systems, the Enid to Tulsa system and the Velma to Tulsa system, and several smaller pipelines.

Enid, Oklahoma to Tulsa, Oklahoma.    The Enid to Tulsa crude oil pipeline system originates in Northwestern Oklahoma, connects to the Cushing, Oklahoma trading hub, and terminates in Tulsa at the Sunoco R&M and Sinclair refineries. This system has three segments which deliver crude oil received from trucks and gathering systems to Enid for further delivery on this system. Enid is a hub from which Partnership crude oil is transported on its two east-bound pipelines to third-party pipelines and refineries, and to the Cushing trading hub. The two east-bound pipelines from Enid include the Partnership’s Enid to Morris pipeline, which connects to ConocoPhillips’ pipeline, which delivers to its Ponca City refinery, and the Partnership’s Enid to Cushing pipeline, which receives crude oil from the Partnership’s Oklahoma City to Douglas segment and delivers crude oil to the Partnership’s storage tanks at the Cushing trading hub.

Shippers utilizing the Partnership’s pipeline may also access the BP, Shell, Plains All American, and TEPPCO storage terminals in Cushing. The Partnership’s Cushing to Tulsa pipeline provides transportation services, under tariffs filed with the FERC, from third-party terminals and the Partnership’s tanks in Cushing to the Sunoco R&M and Sinclair refineries in Tulsa.

Velma, Oklahoma to Tulsa, Oklahoma.    The Velma to Tulsa crude oil pipeline system originates in Southwestern Oklahoma, moves eastward to the Gary-Williams refinery at Wynnewood, and terminates at the Sunoco R&M and Sinclair refineries in Tulsa. This system consists of seven major segments.

The Velma to Eola, Eola to Maysville, and Eola to Wynnewood segments are used to transport crude oil from trucks and gathering systems owned by the Partnership and third parties to Gary-Williams’ Wynnewood refinery and to the Partnership’s pipeline that delivers to Cushing and Sunoco R&M’s Tulsa refinery. The Maysville to Seminole, Seminole to Bad Creek, Fitts to Bad Creek, and Bad Creek to Tulsa pipelines are primarily used to transport crude oil to the Sunoco R&M and Sinclair refineries in Tulsa. These pipelines are supplied by the Partnership’s gathering systems and trucks, as well as EOTT’s and Seminole Trading and Gathering’s (“STG”) gathering lines. The Partnership ships substantially all of the volumes on these pipelines.

Other Oklahoma Pipelines.    The Partnership’s other Oklahoma pipelines include the Tulsa to Cushing segment that transports lube extracted feedstock from Sunoco R&M’s Tulsa refinery to Cushing for ultimate delivery by third-party pipelines to other refineries for further processing. The Partnership’s Barnsdall to Tulsa segment receives crude oil gathered by the Partnership’s and a third-party’s trucks for shipment to Sunoco R&M’s Tulsa refinery.

West Texas

The Partnership owns and operates approximately 817 miles of crude oil trunk pipelines and 247 miles of crude oil gathering lines in West and North Central Texas. Deliveries are made on the West Texas system to:

•	a Valero, L.P. pipeline at Dixon, Texas that delivers crude oil to Valero Energy Corporation’s refinery in McKee, Texas;

•	a ConocoPhillips’ pipeline at South Bend, Texas that makes deliveries to ConocoPhillips’s Ponca City refinery;

•	a TEPPCO pipeline at South Bend that makes deliveries to Gary-Williams’ Wynnewood refinery;

•	the West Texas Gulf pipeline, which is 43.8% owned by the Partnership, at Tye and Colorado City, Texas that connects to Mid-Valley pipeline in Longview, Texas, which is 55.3% owned by Sunoco and makes deliveries to Sunoco R&M’s Toledo refinery and other Midwest refineries; and

•	other third-party pipelines at Colorado City that deliver crude oil to Sunoco R&M’s Tulsa and Toledo refineries, among others.

The Partnership is the shipper of substantially all the volume on this system. Revenues are generated in West Texas from tariffs paid by shippers utilizing the Partnership’s transportation services. These tariffs are filed with the Texas Railroad Commission.

The West Texas pipelines include the three following systems:

Jameson and Salt Creek, Texas to Colorado City, Texas.    The Jameson and Salt Creek to Colorado City crude oil pipeline system consists of two pipeline segments. Crude oil is pipeline gathered or trucked into this system and transported from Jameson to Colorado City, or from Salt Creek to Colorado City, where it can be delivered into BP, Basin, ChevronTexaco, EOTT, or West Texas Gulf pipelines. These connections allow the Partnership to deliver crude oil to Sunoco R&M’s Tulsa and Toledo refineries and other unaffiliated third-party destinations.

Hearne, Texas to Hawley, Texas.    The Hearne to Hawley system is comprised of the two segments delivering into Comyn, Texas, and is supplied with crude oil from the Partnership’s trucks, third-party trucks, and third-party pipelines, including the Genesis, Koch, and Plains All American pipelines located in Hearne. From Comyn, crude oil can be shipped to:

•	the West Texas Gulf pipeline at Tye;

•	the ConocoPhillips and TEPPCO pipelines at South Bend; or

•	the Partnership’s pipeline at Hawley.

At Tye, the Partnership has tankage and a bi-directional connection with the West Texas Gulf pipeline that allows it to receive and deliver crude oil.

Hawley, Texas to Dixon, Texas.    On the Hawley to Dixon system, crude oil is received from the following sources:

•	the Partnership’s Hearne to Hawley system, including West Texas Gulf’s system through Tye, Texas;

•	Plains All American pipeline interconnections; and

•	truck injection locations and pipeline-connected lease gathering sites.

The Partnership delivers this crude oil to Dixon, where it connects with the Valero L.P. pipeline that delivers crude oil to the Valero Energy Corporation refinery at McKee. Crude oil received from the Partnership’s Hearne to Hawley system accounts for approximately 40% of the volume transported on this system.

Texas Gulf Coast and East Texas

The Partnership’s Texas Gulf Coast and East Texas pipeline system includes 370 miles of crude oil trunk pipelines and 150 miles of crude oil gathering lines that extend between the Texas Gulf Coast region near Beaumont and Baytown, Texas and the East Texas field near Longview, Texas. The Partnership transports multiple grades of crude oil, including foreign imports, and other refinery and petrochemical feedstocks, such as condensate and naphtha, on these pipelines. Crude oil is received for these systems from other pipelines, the Nederland Terminal, the Partnership’s trucks, third-party trucks, and the Partnership’s pipeline gathering systems. This system provides access to major delivery points with interconnecting pipelines in Texas at Longview, Sour Lake, and Nederland.

Revenues are generated from tariffs paid by shippers utilizing the Partnership’s transportation services. These tariffs are filed with the Texas Railroad Commission and the FERC. The Partnership is the primary shipper on the Texas Gulf Coast and East Texas system. Sunoco R&M ships on the Nederland to Longview segment, which connects with the Mid-Valley pipeline for deliveries to Sunoco R&M’s Toledo refinery.

The Partnership’s Texas Gulf Coast and East Texas system consists of the following pipelines:

Seabreeze and Orange, Texas to Nederland, Texas.    The Seabreeze and Orange to Nederland crude oil pipeline system consists of two pipelines:

•	a bi-directional 28-mile pipeline from Seabreeze to Nederland; and

•	an 11-mile pipeline from Orange to Nederland.

The Seabreeze pipeline transports condensate received from TransTexas’ Winnie, Texas plant and by truck to the Nederland Terminal. The Seabreeze pipeline also transports naphtha for BASF/Fina from the Nederland Terminal to the TEPPCO pipeline for delivery to BASF/Fina’s new steam cracker in Port Arthur. Crude oil gathered or trucked to the Orange pipeline is transported to the Nederland Terminal for delivery to a number of destinations.

Nederland, Texas to Longview, Texas.    The Nederland to Longview pipeline transports primarily foreign crude oil from the Nederland Terminal to the 240,000 bpd Mid-Valley pipeline in Longview, Texas. Other connections in the Longview area include BP’s pipeline from Longview to Cushing, Oklahoma, McMurrey’s pipeline that supplies Crown Central’s Tyler, Texas refinery, and ExxonMobil’s pipeline that delivers to Wichita Falls, Texas and Patoka, Illinois.

Baytown, Texas to Nederland, Texas.    The Baytown to Nederland crude oil pipeline passes through Sour Lake, Texas where it makes deliveries to the Nederland to Longview pipeline and the CITGO tank farm and pipeline that supplies CITGO’s Lake Charles, Louisiana refinery. The system also delivers to the ExxonMobil Baytown, Texas refinery.

Thomas, Texas to Longview, Texas.    The Thomas to Longview crude oil pipeline originates in Thomas, Texas and makes deliveries to all of the connections in Longview, Texas described above. The pipeline receives crude oil from the Partnership’s pipeline gathering system in the East Texas field.

West Texas Gulf Pipe Line

On November 15, 2002, the Partnership acquired a 43.8% interest in the West Texas Gulf Pipe Line Company (“West Texas Gulf”), a joint venture that owns and operates a 580-mile common carrier crude oil pipeline. Other owners of West Texas Gulf are ChevronTexaco, BP, and Citgo. The system originates from the West Texas oil fields at Colorado City and the Nederland crude oil import terminals and extends to Longview, Texas where deliveries are made to several pipelines, including Mid-Valley pipeline. The pipeline was built in 1953. Shippers on the pipeline are the Partnership, Sunoco, an affiliate of one other owner and several unaffiliated customers. The Partnership receives a quarterly cash dividend from West Texas Gulf that is commensurate with its ownership interest.

Crude Oil Acquisition and Marketing

In addition to receiving tariff revenues for transporting crude oil on the Western Pipeline System, the Partnership generates most of its revenues through its crude oil acquisition and marketing operations, primarily in

Oklahoma and Texas. These activities include: purchasing crude oil at the wellhead from producers and in bulk from aggregators at major pipeline interconnections and trading locations; transporting crude oil on the Partnership’s pipelines and trucks or, when necessary or cost effective, pipelines or trucks owned and operated by third parties; and marketing crude oil to refiners or resellers.

The marketing of crude oil is complex and requires detailed knowledge of the crude oil market and a familiarity with a number of factors, including types of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for different grades of crude oil, location of customers, availability of transportation facilities, timing, and customers’ costs (including storage). The Partnership sells crude oil to major integrated oil companies, independent refiners, including Sunoco R&M for its Tulsa and Toledo refineries, and other resellers in various types of sale and exchange transactions, at market prices for terms generally ranging from one month to one year.

The Partnership mitigates most of its pricing risk on purchased contracts by selling crude oil for an equal term on a similar pricing basis. The Partnership also mitigates most of its volume risk by entering into sales agreements, generally at the same time that purchase agreements are executed, at similar volumes. As a result, volumes sold are generally equal to volumes purchased.

The Partnership enters into contracts with producers at market prices generally for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. For the year ended December 31, 2002, the Partnership purchased approximately 189,300 bpd from approximately 3,400 producers from approximately 36,000 leases and undertook approximately 214,800 bpd of exchanges and bulk purchases during the same period.

Crude Oil Lease Purchases and Exchanges

In a typical producer’s operation, crude oil flows from the wellhead to a separator where the petroleum gases are removed. After separation, the producer treats the crude oil to remove water, sand, and other contaminants and then moves it to an on-site storage tank. When the tank is full, the producer contacts the Partnership’s field personnel to purchase and transport the crude oil to market. The crude oil in producers’ tanks is then either delivered to the Partnership’s pipeline or transported via truck to the Partnership’s pipeline or a third party’s pipeline. The trucking services are performed either by the Partnership’s truck fleet or third party trucking operations.

The Partnership also enters into exchange agreements to enhance margins throughout the acquisition and marketing process. When opportunities arise to increase its margin or to acquire a grade of crude oil that more nearly matches its delivery requirement or the preferences of its refinery customers, the Partnership’s physical crude oil is exchanged with third parties. Generally, the Partnership enters into exchanges to acquire crude oil of a desired quality in exchange for a common grade crude oil or to acquire crude oil at locations that are closer to the Partnership’s end markets, thereby reducing transportation costs.

The following table shows the Partnership’s average daily volume for the crude oil lease purchases and exchanges for the years presented:

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands of bpd)
Lease purchases:
Available for sale	95	103	137	141	157
Exchanged	58	38	36	33	32
Other exchanges and bulk purchases	147	145	234	218	215

Total	300	286	407	392	404

The Partnership’s business practice is generally to purchase only crude oil for which there is a corresponding sale agreement for physical delivery of crude oil to a third party or a Sunoco R&M refinery. Through this process, the Partnership seeks to maintain a position that is substantially balanced between crude oil purchases and future delivery obligations. The Partnership does not acquire and hold crude oil futures contracts or enter into other commodity derivative contracts.

The following table shows the average daily sales and exchange volume of crude oil for the years presented:

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands of bpd)
Sunoco R&M refineries:
Toledo	30	26	29	28	35
Tulsa	57	63	73	71	73
Third parties	14	20	41	52	63
Exchanges:
Purchased at the lease	58	38	36	33	32
Other	141	139	227	208	202

Total	300	286	406	392	405

Market Conditions

Market conditions impact the Partnership’s sales and marketing strategies. During periods when demand for crude oil is weak, the market for crude oil is often in contango, meaning that the price of crude oil in a given month is less than the price of crude oil for delivery in a subsequent month. In a contango market, storing crude oil is favorable because storage owners at major trading locations can simultaneously purchase production at low current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is backwardated, meaning that the price of crude oil in a given month exceeds the price of crude oil for delivery in a subsequent month. A backwardated market has a positive impact on marketing margins because crude oil marketers can continue to purchase crude oil from producers at a fixed premium to posted prices while selling crude oil at a higher premium to such prices.

Producer Services

Crude oil purchasers who buy from producers compete on the basis of competitive prices and highly responsive services. Through its team of crude oil purchasing representatives, the Partnership maintains ongoing relationships with more than 3,400 producers. Management of the Partnership believes that its ability to offer competitive pricing and high-quality field and administrative services to producers is a key factor in its ability to maintain volume of lease purchased crude oil and to obtain new volume. Field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from storage tanks at the lease or production point, accurate measurement of crude oil volume received, avoidance of spills, and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by the Partnership), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners, and calculating and paying production taxes on behalf of interest owners. In order to compete effectively, records of title and division order interests must be maintained by the Partnership in an accurate and timely manner for purposes of making prompt and correct payment of crude oil production proceeds, together with the correct payment of all production taxes associated with these proceeds.

Credit with Customers

When crude oil is marketed, the Partnership must determine the amount of any line of credit to be extended to a customer. Since typical sales transactions can involve tens of thousands of barrels of crude oil, the risk of nonpayment and nonperformance by customers is a major consideration in this business. Management of the

Partnership believes that its sales are made to creditworthy entities or entities with adequate credit support. Credit review and analysis are also integral to the Partnership’s lease purchases. Payment for substantially all of the monthly lease production is sometimes made to the operator of the lease. The operator, in turn, is responsible for the correct payment and distribution of such production proceeds to the proper parties. In these situations, it must be determined by the Partnership whether the operator has sufficient financial resources to make such payments and distributions and to indemnify and defend the Partnership in the event a third party brings a protest, action, or complaint in connection with the ultimate distribution of production proceeds by the operator.

Crude Oil Trucking

The Partnership owns approximately 130 crude oil truck unloading facilities in Oklahoma, Texas, and New Mexico, of which approximately 90 are located on the Partnership’s pipeline system and approximately 40 are located on third-party pipeline systems. The Partnership also owns and operates a one-mile crude oil gathering line in New Mexico, which is associated with its crude oil trucking operations there. Approximately 270 crude oil truck drivers are employed by the Partnership and approximately 120 crude oil transport trucks are owned. The crude oil truck drivers pick up crude oil at production lease sites and transport it to various truck unloading facilities on the Partnership’s pipelines and third-party pipelines. Third-party trucking firms are also retained to transport crude oil to certain facilities.

Pipeline and Terminal Control Operations

All of the Partnership’s refined products and crude oil pipelines are operated via satellite, microwave, and frame relay communication systems from central control rooms located in Montello, Pennsylvania and Tulsa, Oklahoma. The Montello control center, which was moved from Philadelphia during 2002, primarily monitors and controls the Partnership’s Eastern Pipeline System, and the Tulsa control center primarily monitors and controls the Western Pipeline System. The Montello control center, which is located at a pipeline facility located approximately 50 miles from Philadelphia, has a backup control center in Philadelphia. The Nederland Terminal has its own control center.

The control centers operate with modern, state-of-the-art System Control and Data Acquisition, or SCADA, systems. The control centers are equipped with computer systems designed to continuously monitor real time operational data, including refined product and crude oil throughput, flow rates, and pressures. In addition, the control centers monitor alarms and throughput balances. The control centers operate remote pumps, motors, engines, and valves associated with the delivery of refined products and crude oil. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur, and provide for remote-controlled shutdown of pump stations on the Partnership’s pipelines. Pump stations and meter-measurement points along the Partnership’s pipelines are linked by satellite or telephone communication systems for remote monitoring and control, which reduces the requirement for full-time on-site personnel at most of these locations.

Acquisitions

GulfMark Acquisition.    On November 1, 2001, the Partnership acquired a 54-mile, 8-inch bi-directional crude oil pipeline and a related crude oil acquisition business from GulfMark Energy, Inc. for $5.0 million in cash. The pipeline extends from Sour Lake, Texas to Baytown, Texas and complements the existing Texas Gulf Coast and East Texas pipeline system.

Wolverine, West Shore and Yellowstone Pipe Line Interest Acquisition.    On November 15, 2002, the Partnership acquired an affiliate of Union Oil Company of California, whose assets include a 31.5% interest in Wolverine, a joint venture that owns a 719-mile refined product pipeline; a 9.2% interest in West Shore, a joint venture that owns a 596-mile refined product pipeline; and a 14.0% interest in Yellowstone, a joint venture that owns a 746-mile refined product pipeline, for $54 million in cash.

West Texas Gulf Pipe Line Interest Acquisition.    On November 15, 2002, the Partnership acquired a 43.8% interest in West Texas Gulf, a joint venture that owns a 580-mile crude oil pipeline, from an affiliate of Sunoco, Inc. for $10.6 million, including the issuance of 4,515 Partnership common units with a fair value at the date of issuance of $0.1 million.

The Partnership and its equity interests are principally engaged in the transport, terminalling and storage of refined products and crude oil and in the purchasing and sale of crude oil. Although the Partnership does not currently engage in business unrelated to the transportation or storage of crude oil and refined products and the other businesses described above, management of the Partnership may, in the future, consider and make acquisitions in other business areas.

Competition

As a result of the physical integration with Sunoco R&M’s refineries and the contractual relationship with Sunoco pursuant to the Omnibus Agreement and Sunoco R&M pursuant to the pipelines and terminals storage and throughput agreement, management of the Partnership believes that it will not face significant competition for crude oil transported to the Philadelphia, Toledo, and Tulsa refineries, or refined products transported from the Philadelphia, Marcus Hook, and Toledo refineries, particularly during the term of the pipelines and terminals storage and throughput agreement with Sunoco R&M. For further information on this agreement, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco R&M and Sunoco, Inc.” For the year ended December 31, 2002, Sunoco R&M accounted for approximately 63% of the Partnership’s total revenues.

Eastern Pipeline System

Nearly all of the Eastern Pipeline System is directly linked to Sunoco R&M’s refineries. Sunoco R&M constructed or acquired these assets as the most cost-effective means to access raw materials and distribute refined products. Generally, pipelines are the lowest cost method for long-haul, overland movement of refined products. Therefore, the most significant competitors for large volume shipments in the area served by the Eastern Pipeline System are other pipelines. Management of the Partnership believes that high capital requirements, environmental considerations, and the difficulty in acquiring rights-of-way and related permits make it hard for other companies to build competing pipelines in areas served by the Partnership’s pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area.

Although it is unlikely that a pipeline system comparable in size and scope to the Eastern Pipeline System will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems, such as those operated by Colonial, Buckeye, ExxonMobil, and Inland) could be built to effectively compete with it in particular locations.

In addition, the Partnership faces competition from trucks that deliver product in a number of areas that are served. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volume in many areas that are served. The availability of truck transportation places a significant competitive constraint on the Partnership’s ability to increase tariff rates.

Explorer’s primary competition is the TEPPCO pipeline, which transports petroleum products from the Beaumont, Port Arthur and Houston, Texas refining centers to Little Rock, Indianapolis, Chicago, and other markets along its route; the Seaway pipeline, a large diameter pipeline from Houston to Cushing, Oklahoma; and Centennial Pipeline, a natural gas pipeline that was converted in 2002 into a refined products pipeline and which originates near Beaumont, Texas and terminates in southern Illinois.

Wolverine’s primary competition is the Buckeye pipeline from Chicago, Illinois to Toledo, Ohio and Toledo to Bay City, Michigan; the MAP pipeline from Chicago to Grand Haven, Michigan; the BP pipeline from Chicago to Detroit, Michigan; and the MAP refinery in Detroit.

West Shore’s primary competition is the Koch pipeline from Minneapolis, Minnesota to the Milwaukee, Wisconsin area; the BP, ExxonMobil, and CITGO Chicago area refineries.

Yellowstone’s primary competition is the Chevron pipeline from Salt Lake City, Utah to Spokane, Washington; other modes of transportation; and the supply from Seattle, Washington.

Terminal Facilities

Historically, except for the Nederland Terminal, essentially all of the throughput at the terminal facilities has come from Sunoco R&M. Under the terms of the pipelines and terminals storage and throughput agreement, the Partnership will continue to receive a significant portion of the throughput at these facilities from Sunoco R&M.

The 32 inland refined product terminals compete with other independent terminals for price, versatility, and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies, and distribution companies with marketing and trading arms.

The primary competitors for the Nederland Terminal are its refinery customers’ docks and terminal facilities, and the Unocal terminal and the Oil Tanking terminal, both located in Beaumont. Management of the Partnership believes the Nederland Terminal has superior docking capabilities and tankage facilities, and is better connected supply and distribution pipelines than these competing terminals.

The Inkster Terminal’s primary competition comes from the Marysville Underground Storage Terminal, MAP’s LPG storage facility in Trenton, Michigan and BP’s facilities in St. Clair, Michigan and Windsor, Canada. The Inkster Terminal enjoys a competitive advantage with respect to volume from Sunoco R&M’s Toledo refinery due to the relatively short distance between Toledo and the Inkster Terminal. The Partnership owns three pipelines running between Toledo and the Inkster Terminal, which provide Sunoco R&M with additional flexibility.

Western Pipeline System

The Western Pipeline System faces competition from a number of major oil companies and smaller entities. Pipeline competition among common carrier pipelines is based primarily on transportation charges, access to producing areas, and demand for the crude oil by end users. Management of the Partnership believes that high capital costs make it unlikely for other companies to build competing crude oil pipeline systems in areas served by the Western Pipeline System. Crude oil purchasing and marketing competitive factors includes price and contract flexibility, quantity and quality of services, and accessibility to end markets. The principal competitors of the Western Pipeline System are EOTT, Plains All American, ConocoPhillips, Seminole Trading and Gathering, and TEPPCO.

West Texas Gulf’s primary competition is numerous pipelines originating from West Texas and numerous pipelines from Nederland, Texas to Longview, Texas.

Inactive Assets

The Partnership owns approximately 381 miles of inactive trunk lines. Of those inactive trunk lines, approximately 229 miles are located in the Oklahoma pipeline system, approximately 120 miles are located in the West Texas pipeline system and approximately 32 miles are located in the Texas Gulf Coast and East Texas pipeline system. Management of the Partnership is evaluating placing some of these pipelines back in service in the future either for the transportation of crude oil or as alternative service pipelines.

In January 2003, the Partnership idled the northern most 160 miles of the Montello, PA to Syracuse, NY pipeline in the Eastern Pipeline System. In addition, the Partnership is seeking permission from the PA PUC to idle 74 miles of the Montello to Kingston, PA pipeline. These assets were idled or are expected to be idled as a result of a long-term agreement entered into by the Partnership to lease throughput capacity on a third-party refined product pipeline which allowed it to provide the same service as existed on the idled pipeline while reducing operating expenses.

Pipeline, Terminalling, and Storage Assets Retained by Sunoco

Sunoco has transferred to the Partnership most of its pipeline, terminalling, storage, and related assets that support Sunoco R&M’s refinery operations. Sunoco has retained the assets described below because they are either interests in crude oil pipelines that may not provide consistent revenues and cash flows or are inactive.

Assets That May Not Provide Consistent Revenues and Cash Flows

•	Mid-Valley Pipeline. A subsidiary of Sunoco owns a 55% interest in the Mid-Valley Pipeline Company (a 50% voting interest), which owns and operates a 994-mile crude oil pipeline from Longview, Texas to Samaria, Michigan. The Mid-Valley pipeline serves a number of refineries in the Midwest United States. Because of concern that the closure of one or more of these refineries could result in a material decline in the revenues and cash flows of Mid-Valley, management of the Partnership has elected not to acquire Sunoco’s interest in Mid-Valley. Management believes that Mid-Valley could be converted to a refined product pipeline and will continue to evaluate its future prospects.

•	Mesa Pipeline. A subsidiary of Sunoco owns an undivided 6% interest in the Mesa pipeline, an 80-mile crude oil pipeline from Midland, Texas to Colorado City. Mesa Pipeline connects to West Texas Gulf’s pipeline, which supplies crude oil to Mid-Valley. Management of the Partnership has elected not to acquire Sunoco interest in this pipeline for the reasons discussed above.

•	Inland Pipeline. A subsidiary of Sunoco owns a 10% interest in Inland Corporation, which owns and operates a 611-mile refined products pipeline from Lima and Toledo, Ohio to Canton, Cleveland, Columbus, and Dayton, Ohio. This pipeline transports refined products for Sunoco R&M from its Toledo, Ohio refinery and for the other owners. The Inland pipeline is a private intrastate pipeline that is operated at cost by the shipper-owners and does not generate profits to its owners. As a result, it was not included in the assets transferred to the Partnership.

Sunoco has granted the Partnership a ten-year option to purchase its interest in any of the preceding assets for fair market value at the date of purchase. Sunoco’s interests in these assets are subject to agreements with the other interest owners that include, among other things, consent requirements and rights of first refusal that may be triggered upon certain transfers. The exercise of the option with respect to any of these assets is subject to the terms and conditions of those agreements, which may or may not require consents or trigger rights of first refusal, depending on the facts and circumstances existing at the time of the option exercise. On November 15, 2002, the Partnership acquired Sunoco’s 43.8% interest in West Texas Gulf pipeline. This interest included Sunoco’s 17.3% interest and a 26.5% interest Sunoco acquired from an affiliate of Union Oil Company of California in November 2002. The Partnership has no current intention to purchase the retained assets noted above.

Assets That Are Inactive

•	A subsidiary of Sunoco owns an idled 370-mile, 6-inch refined product pipeline from Icedale, Pennsylvania to Cleveland, Ohio.

•	A subsidiary of Sunoco owns various crude oil pipelines and gathering systems in Louisiana, Oklahoma, and Texas that are no longer used because of a lack of crude oil supply.

•	A subsidiary of Sunoco owns various refined product pipelines in the Northeast and Midwest that are no longer used because they are no longer economical to operate. Most of these lines have been idle for several years.

•	A subsidiary of Sunoco owns two inactive refined product terminals in Maryland and Pennsylvania. Sunoco idled these terminals because they were not economical to operate.

Sunoco has granted the Partnership a ten-year option to purchase the pipeline from Icedale, Pennsylvania to Cleveland, Ohio for fair market value at the date of purchase. The Partnership has no current intention to purchase this pipeline.

Both of the ten-year option agreements described above, which expire in 2012, are contained in the Omnibus Agreement that was entered into with Sunoco, Sunoco R&M and the general partner. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco R&M and Sunoco, Inc.” In accordance with this agreement, if the Partnership decides to exercise the option to purchase any of the assets described above, written notice must be provided to Sunoco setting forth the fair market value the Partnership proposes to pay for the asset. If Sunoco does not agree with the proposed fair market value, the Partnership and Sunoco will appoint a mutually agreed-upon, nationally recognized investment banking firm to determine the fair market value of the asset. Once the investment bank submits its valuation of the asset, the Partnership will have the right, but not the obligation, to purchase the asset at the price determined by the investment banking firm.

Safety Regulation

A majority of the Partnership’s pipelines are subject to regulation by the United States Department of Transportation (“DOT”) under the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”) relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities or comparable state statutes and regulations. The HLPSA covers petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with such safety regulations and to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

Effective in August 1999, the DOT issued its Operator Qualification Rule, which required a written program by April 27, 2001 to ensure that operators were qualified to perform tasks covered by the pipeline safety rules. The Partnership identified the tasks that must be performed to comply with this rule and has developed a written program as required. All persons performing covered tasks were qualified under the program by October 28, 2002.

On December 1, 2000, the DOT issued new regulations intended by the DOT to assess the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could adversely affect highly populated areas, areas unusually sensitive to environmental impact and commercially navigable waterways. Under the regulations, an operator is required, among other things, to conduct baseline integrity assessment tests (such as internal inspections) within seven years, conduct future integrity tests at typically five year intervals and develop and follow a written risk-based integrity management program covering the designated high consequence areas. Under the rule, pipeline operators were required to identify line segments which could impact high consequence areas by December 31, 2001, develop “Baseline Assessment Plans” for evaluating the integrity of each pipeline segment by March 31, 2002 and complete an assessment of the highest risk 50 percent of line segments by September 30, 2004, with full assessment of the remaining 50 percent by March 31, 2008. The Partnership has prepared its own written Risk Based Integrity Management Program, identified the line segments that could impact high consequence areas and developed Baseline Assessment Plans.

The Pipeline Safety Improvement Act of 2002, which was signed into law on December 17, 2002, includes numerous provisions that tighten federal inspection and safety requirements for natural gas and hazardous liquids pipeline facilities. Many of the statute’s provisions build on existing statutory requirements and strengthen existing regulations of the Research and Special Programs Administration (“RSPA”) and the Office of Pipeline Safety (“OPS”), in particular, with respect to operator qualifications programs, public education programs, national mapping system, and safe excavation practices/one-call programs. Management of the Partnership believes that compliance with the Pipeline Safety Improvement Act of 2002 will not have a material effect on its operation.

Employee Safety

The Partnership is subject to the requirements of the United States Federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local authorities and citizens. Management believes that the Partnership is in general compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to benzene.

The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require the organization of information about the hazardous materials used in the Partnership’s operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request.

Environmental Regulation

General

The operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of refined products, crude oil, and other liquid hydrocarbons are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. These laws and regulations apply to all participants in the industry, including the Partnership and its equity interests. To the extent the following discussion summarizes these laws and regulations, it is applicable to all those participants. Otherwise, the following discussion is limited to the effects of the laws and regulations on the Partnership. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of business, including the capital costs to construct, maintain, and upgrade equipment and facilities. While these laws and regulations affect maintenance capital expenditures and net income, management believes that they do not affect the Partnership’s competitive position in that the operations of competitors are similarly affected. Management believes that the Partnership’s operations are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to frequent change by regulatory authorities, and the Partnership is unable to predict the ongoing cost of complying with these laws and regulations or the future impact of these laws and regulations on operations. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions, and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject the Partnership to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by neighboring landowners and other third parties for personal injury and property damage.

Under the terms of the Omnibus Agreement with Sunoco, Inc., and in connection with the contribution of assets by affiliates of Sunoco, Inc., Sunoco, Inc. agreed to indemnify the Partnership for 30 years from environmental and toxic tort liabilities related to the assets transferred to the Partnership that arise from the operation of such assets prior to the closing of the IPO on February 8, 2002. Sunoco, Inc. is obligated to indemnify the Partnership for 100% of all such losses asserted within the first 21 years of closing. Sunoco, Inc.’s share of liability for claims asserted thereafter will decrease by 10% a year. For example, for a claim asserted during the twenty-third year after closing, Sunoco, Inc. would be required to indemnify the Partnership for 80% of the loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco, Inc. Any remediation liabilities not covered by this indemnity will be the Partnership’s responsibility. Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates, and the determination of the Partnership’s liability at multi-party sites, if any, in light of the number, participation levels, and financial viability of other parties. The Partnership has agreed to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities related to these assets to the extent Sunoco, Inc. is not required to indemnify the Partnership.

Air Emissions

The Partnership’s operations are subject to the Clean Air Act and comparable state and local statutes. Amendments to the Clean Air Act enacted in late 1990 as well as recent or soon to be adopted changes to state implementation plans for controlling air emissions in regional, non-attainment areas require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency and state environmental agencies. As a result of these amendments, the Partnership’s facilities that emit volatile organic compounds or nitrogen oxides are subject to increasingly stringent regulations, including requirements that some sources install maximum or reasonably available control technology. In addition, the 1990 Clean Air Act Amendments established a new operating permit for major sources, which applies to some of the Partnership’s facilities. The Partnership will be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission related issues. Although no assurances can be given, management believes implementation of the 1990 Clean Air Act Amendments will not have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership’s customers, including Sunoco R&M, are also subject to, and affected by, environmental regulations. Since the late 1990s, the EPA has undertaken significant enforcement initiatives under authority of the Clean Air Act. These enforcement initiatives have been targeted at industries that have large manufacturing facilities and that are significant sources of emissions, such as the refining, paper and pulp, and electric power generating industries. The basic premise of the enforcement initiative is the EPA’s assertion that many of these industrial establishments have modified or expanded their operations over time without complying with New Source Review regulations that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emission increases above certain thresholds, and have violated various other provisions of the Clean Air Act, including New Source Review and Prevention of Significant Deterioration (“NSR/PSD”) Programs, Benzene Waste Organic National Emissions Standards for Hazardous Air Pollutants (“NESHAP”), Leak Detection and Repair (“LDAR”) and flaring requirements. As part of this enforcement initiative, the EPA has entered into consent agreements with several refiners that require them to pay civil fines and penalties and make significant capital expenditures to install emissions control equipment at selected facilities. For some of these refineries, the cost of the required emissions control equipment is significant, depending on the size, age and configuration of the refinery. Sunoco R&M received information requests in 2000, 2001 and 2002 in connection with the enforcement initiative pertaining to its four current refineries, the Puerto Rico refinery divested by Sunoco R&M in 2001 and its phenol facility in Philadelphia, PA. Sunoco R&M has completed its responses to the EPA, which focus solely on the refineries at this time.

Sunoco R&M has received Notices of Violation and Findings of Violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries. The Notices and Findings of Violation allege failure to comply with certain requirements relating to benzene waste-water emissions at its Marcus Hook, Toledo and Philadelphia refineries and failure to comply with certain requirements relating to leak detection and repair at the Toledo refinery. In addition, the EPA has alleged that: at Sunoco R&M’s Philadelphia refinery, certain modifications were made to one of the fluid catalytic cracking units in 1992 and 1998 without obtaining requisite permits; at Sunoco R&M’s Marcus Hook refinery, certain modifications were made to the fluid catalytic cracking unit in 1990 and 1996 without obtaining requisite permits; and at its Toledo refinery, certain physical and operational changes were made to the fluid catalytic cracking unit in 1985 without obtaining requisite permits. The EPA has also alleged that at Sunoco R&M’s Toledo refinery, certain physical and operational changes were made to the sulfur plant in 1995, 1998 and 1999 without obtaining requisite permits; certain physical and operational changes were made to a flare system without obtaining requisite permits; and that the flare system was not being operated in compliance with the Clean Air Act. Sunoco R&M has met with representatives of the EPA on these Notices and Findings of Violation and is currently evaluating its position. Although Sunoco R&M does not believe that it has violated any Clean Air Act requirements, as part of this initiative, Sunoco R&M could be required to make significant capital expenditures, operate these refineries at reduced levels and pay significant penalties.

During the 2001-2002 session, the U.S. Congress was considering energy policy legislation. Congress failed to approve the legislation during the session. The Senate and House both approved bills, which included provisions concerning ethanol and MTBE; however, a conference committee was unable to resolve differences between the two pieces of legislation. Provisions concerning MTBE, ethanol, and fuels standards were among the disputed issues. It is expected that these issues will be on the Congressional agendas in 2003. Sunoco R&M uses MTBE and ethanol as an oxygenate in different geographic areas of its refining and marketing system. While federal action to ban or phase down MTBE or to require increased usage of ethanol is uncertain, some states are scheduled to begin enforcing MTBE bans within the next year. Sunoco R&M is currently evaluating its options to produce MTBE-free gasoline when the additive is banned in states where it markets, including Connecticut (October 2003) and New York (January 2004). While Sunoco R&M does not market in California, that state’s ban on MTBE (January 2004) could have an impact on market conditions. Numerous other states are expected to consider legislation to ban MTBE during their 2003 legislative sessions. If MTBE is banned throughout the United States or on a state-by-state basis, the effect on Sunoco R&M and the industry in general could be significant. It will depend on the specific regulations, the impact on gasoline supplies, the cost and availability of alternative oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco R&M and the industry in general to recover their costs in the marketplace.

During 2001, the EPA issued its final rule addressing emissions of toxic air pollutants from mobile sources (the Mobile Source Air Toxics (“MSAT”) Rule). The rule is currently being challenged by certain environmental organizations and a number of states, and by a member of the petroleum industry. It requires refiners to produce gasoline which maintains their average 1998-2000 gasoline toxic emission performance level. If the rule survives the challenges and if MTBE is banned, it could result in significant additional expenditures or significant reductions in reformulated gasoline production levels for Sunoco R&M as well as the industry.

It is uncertain what Sunoco, Inc.’s or Sunoco R&M’s responses to these emerging issues will be. Those responses could reduce Sunoco R&M’s obligations under the pipelines and terminals storage and throughput agreement, thereby reducing the Partnership’s throughput in the pipelines, cash flow, and ability to make distributions or satisfy its debt obligations.

Hazardous Substances and Waste

To a large extent, the environmental laws and regulations affecting the Partnership’s operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including the investigation and remediation, of certain units at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, referred to as CERCLA and also known as Superfund, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of ordinary operations, the Partnership may generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. Costs for any such remedial actions, as well as any related claims, could have a material adverse effect on maintenance capital expenditures and operating expenses to the extent not all are covered by an indemnity from Sunoco. For more information, please see “Environmental Remediation”.

The Partnership also generates solid wastes, including hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act, referred to as RCRA, and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and gas wastes. The Partnership is not currently required to comply with a substantial portion of the RCRA requirements because the operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could have a material adverse effect on maintenance capital expenditures and operating expenses.

The Partnership currently owns or leases, and the Partnership’s predecessor has in the past owned or leased, properties where hydrocarbons are being or have been handled for many years. Although operating and disposal practices have been utilized that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by the Partnership or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Partnership’s control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, the Partnership could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent future contamination.

The Partnership has not been identified by any state or federal agency as a PRP in connection with the transport and/or disposal of any waste products to third party disposal sites.

Water

The Partnership’s operations can result in the discharge of pollutants, including crude oil. The Oil Pollution Act was enacted in 1990 and amends provisions of the Water Pollution Control Act of 1972 and other statutes as they pertain to prevention and response to oil spills. The Oil Pollution Act subjects owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill, where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon the Partnership. States in which the Partnership operates have also enacted similar laws. Regulations are currently being developed under the Oil Pollution Act and state laws that may also impose additional regulatory burdens on the Partnership’s operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require diking and similar structures to help prevent contamination of navigable waters in the event of an oil overflow, rupture, or leak. The Partnership is in substantial compliance with these laws. Additionally, the Office of Pipeline Safety of the DOT has approved the Partnership’s oil spill emergency response plans.

The Water Pollution Control Act of 1972 imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The Water Pollution Control Act of 1972 imposes substantial potential liability for the costs of removal, remediation, and damages. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Management believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on the Partnership’s financial condition or results of operations.

Endangered Species Act

The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of the Partnership’s facilities are in areas that may be designated as habitat for endangered species, management believes that the Partnership is in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause the Partnership to incur additional costs or become subject to operating restrictions or bans in the affected area.

Environmental Remediation

Contamination resulting from spills of refined products and crude oil is not unusual within the petroleum pipeline industry. Historic spills along the Partnership’s pipelines, gathering systems, and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at a number of properties where operations may have resulted in releases of hydrocarbons and other wastes.

Sunoco has agreed to indemnify the Partnership from environmental and toxic tort liabilities related to the assets transferred to the extent such liabilities exist or arise from operation of these assets prior to the closing of the IPO and are asserted within 30 years after the closing of the IPO. This indemnity will cover the costs associated with performance of the assessment, monitoring, and remediation programs, as well as any related claims and penalties. See “Environmental Regulation—General.”

The Partnership has experienced several petroleum releases for which it is not covered by an indemnity from Sunoco, Inc., and is therefore the responsible party and needs to perform the necessary assessment, remediation, and/or monitoring activities. Remediation programs may be mandated at two sites, one in Texas and one in Pennsylvania. Management estimates that the total aggregate cost of performing the currently anticipated assessment, monitoring, and remediation activities at these two sites is not material to the Partnership at December 31, 2002.

The Partnership has implemented an extensive inspection program to prevent releases of refined products or crude oil into the environment from its pipelines, gathering systems, and terminals. Any damages and liabilities incurred due to future environmental releases from the Partnership’s assets have the potential to substantially affect its business.

Rate Regulation

General Interstate Regulation.    Interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act requires that tariff rates for oil pipelines, a category that includes crude oil, petroleum products, and petrochemical pipelines (crude oil, petroleum product, and petrochemical pipelines are referred to collectively as “petroleum pipelines”), be just and reasonable and not unduly discriminatory. The Interstate Commerce Act permits challenges to proposed new or changed rates by protest, and challenges to rates that are already on file and in effect by complaint. Upon the appropriate showing, a successful complainant may obtain damages or reparations for generally up to two years prior to the filing of a complaint.

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

Index-Based Rates and Other Subsequent Developments.    In October 1992, Congress passed the Energy Policy Act of 1992. The Energy Policy Act deemed interstate petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of the Energy Policy Act, or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest, or investigation during the 365-day period, to be just and reasonable under the Interstate Commerce Act. These rates are commonly referred to as “grandfathered rates.” All of the Partnership’s interstate pipeline rates were deemed just and reasonable and therefore are grandfathered under the Energy Policy Act. The Energy Policy Act provides that the FERC may change grandfathered rates upon complaints only under the following limited circumstances:

•	a substantial change has occurred since enactment in either the economic circumstances or the nature of the services that were a basis for the rate;

•	the complainant was contractually barred from challenging the rate prior to enactment of the Energy Policy Act and filed the complaint within 30 days of the expiration of the contractual bar; or

•	a provision of the tariff is unduly discriminatory or preferential.

The Energy Policy Act further required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for interstate petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. On October 22, 1993, the FERC responded to the Energy Policy Act directive by issuing Order No. 561, which adopted a new indexed rate methodology for interstate petroleum pipelines. Under the resulting regulations, effective January 1, 1995, petroleum pipelines were able to change their rates within prescribed ceiling levels that were tied to changes in the Producer Price Index for Finished Goods, minus one percent (“PPI-1”). Rate increases made under the index are subject to protest, but the scope of the protest proceeding will be limited to an inquiry into whether the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. The indexing methodology is applicable to any existing rate, whether grandfathered or whether established after enactment of the Energy Policy Act.

In December 2000, the FERC concluded that the PPI-1 index should be continued for another five-year period. However, the U.S. Court of Appeals for the District of Columbia found the decision to be flawed in certain respects and remanded the matter to the FERC for further consideration. On February 24, 2003, the FERC issued its Order on Remand. The Commission concluded that the appropriate index for the current five-year period should be the PPI without the minus one percent adjustment. It further ruled that pipelines may calculate the current ceiling rate using the PPI as though it had been the index in effect since July 1, 2001.

In Order No. 561, the FERC said that as a general rule pipelines must utilize the indexing methodology to change their rates. Indexing includes the requirement that, in any year in which the index is negative, pipelines must file to lower their rates if they would otherwise be above the reduced ceiling. However, the pipeline is not required to reduce its rates below the level deemed just and reasonable under the Energy Policy Act. The FERC further indicated in Order No. 561, however, that it is retaining cost-of-service ratemaking, market-based rates, and settlement rates as alternatives to the indexing approach. A pipeline can follow a cost-of-service approach when seeking to increase its rates above index levels (or when seeking to avoid lowering rates to index levels) provided that the pipeline can establish that there is a substantial divergence between the actual cost increases (or decreases) experienced by the pipeline and the rate resulting from application of the index. A pipeline can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a pipeline can establish rates under settlement if agreed upon by all current shippers. As specified in Order 561 and subsequent decisions, a pipeline can seek to establish initial rates for new services through a cost-of-service showing, by establishing in advance that it lacks significant market power in the affected markets, or through an agreement between the pipeline and at least one shipper not affiliated with the pipeline who intends to use the new service.

Another development affecting petroleum pipeline ratemaking arose in Opinion No. 397, involving a partnership operating a crude oil pipeline. In Opinion No. 397, the FERC concluded that there should not be a corporate income tax allowance built into a petroleum pipeline’s rates for income attributable to noncorporate partners because those partners, unlike corporate partners, do not pay a corporate income tax on partnership distributions. Opinion No. 397 was affirmed by the FERC on rehearing in May 1996. The parties subsequently settled the case, so no judicial review of the tax ruling took place.

A current proceeding, however, is pending at the FERC that could result in changes to the FERC’s income tax method announced in Opinion No. 397 as well as to other elements of the FERC’s rate methods for petroleum pipelines. This proceeding involves another publicly traded limited partnership engaged in petroleum products pipeline transportation. In January, 1999, the FERC issued Opinion No. 435 in this proceeding, which, among other things, affirmed Opinion No. 397’s determination that there should not be a corporate income tax allowance built into a petroleum pipeline’s rates for income attributable to noncorporate partners. In subsequent decisions on rehearing, the FERC further defined the scope of the income tax allowance for publicly traded limited partnerships, and resolved a number of other cost of service issues as well.

Market-Based Rates.    In a proceeding involving Buckeye Pipeline Company, L.P., the FERC found that a petroleum pipeline able to demonstrate a lack of market power may be allowed a lighter standard of regulation than that imposed by the trended original cost methodology. In such a case, the pipeline company has the opportunity to establish that it faces sufficient competition to justify relief from the strict application of the cost-based principles. In Buckeye, the FERC determined, based on the existing level of market concentration in the pipeline’s market areas, that Buckeye exercised significant market power in only five of its 21 market areas and therefore was entitled to charge market-based rates in the other 16 market areas. The opportunity to charge market-based rates means that the pipeline may charge what the market will bear. Order No. 572, a companion order to Order No. 561, was issued by the FERC on October 25, 1994 and established procedural rules governing petroleum pipelines’ applications for a finding that the pipeline lacks significant market power in the relevant market.

Settlement Rates.    In Order No. 561, the FERC specifically held that it would also permit changes in rates that are the product of unanimous agreement between the pipeline and all the shippers using the service to which the rate applies. The rationale behind allowing this type of rate change is to further the FERC’s policy of favoring settlements among parties and to lessen the regulatory burdens on all concerned. The FERC, however, will also entertain a challenge to settlement rates, in response to a protest or a complaint that alleges the same circumstances required to challenge an indexed rate. An example of this type of challenge is that there is a discrepancy between the rate and the pipeline’s cost of service that is so substantial as to render the settlement (or indexed) rate unjust and unreasonable.

Intrastate Regulation.     Some of the Partnership’s pipeline operations are subject to regulation by the Texas Railroad Commission, the PA PUC, the Ohio Public Utility Commission, and the Oklahoma Corporation Commission. The applicable state statutes require that pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions have generally not been aggressive in regulating common carrier pipelines and have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that the Partnership’s intrastate rates would ultimately be upheld if challenged, management believes that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.

The Partnership’s Pipelines.    The FERC generally has not investigated interstate rates on its own initiative when those rates, like the Partnership’s, have not been the subject of a protest or a complaint by a shipper. In addition, as discussed above, intrastate pipelines generally are subject to “light-handed” regulation by state commissions and management of the Partnership does not believe the intrastate tariffs now in effect are likely to be challenged. However, the FERC or a state regulatory commission could investigate the Partnership’s rates at the urging of a third party if the third party is either a current shipper or is able to show that it has a substantial economic interest in the tariff rate level. If an intrastate rate were challenged, the Partnership would defend it on a cost of service basis. If an interstate rate were challenged, that rate would be defended as grandfathered under the Energy Policy Act. As that Act applies to the Partnership’s rates, a person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of the Act, in either the economic circumstances or the nature of the service that formed the basis for the rate. A complainant might assert that the creation of the Partnership itself constitutes such a change, an argument that has not previously been specifically addressed by the FERC and to which management believes there are valid defenses. If the FERC were to find a substantial change in circumstances, then the existing rates could be subject to detailed review. Management believes that most such rates can be supported on a cost of service basis, even recognizing the reduction in the income tax allowance that is likely to result from the conversion from a corporation to a partnership. Although there are some rates that might not be defensible on that basis, management believes that all of those rates involve movements as to which (1) Sunoco R&M is the only shipper, (2) the Partnership has a reasonable basis to assert the lack of significant market power and therefore are entitled to market based rates, or (3) the revenue amounts involved do not materially affect the Partnership’s performance.

If the FERC investigated the Partnership’s rate levels, it could inquire into the costs, including:

•	the overall cost of service, including operating costs and overhead;

•	the allocation of overhead and other administrative and general expenses to the rate;

•	the appropriate capital structure to be utilized in calculating rates;

•	the appropriate rate of return on equity;

•	the rate base, including the proper starting rate base;

•	the throughput underlying the rate; and

•	the proper allowance for federal and state income taxes.

Management of the Partnership does not believe that it is likely that there will be a rate challenge by a current shipper that would materially affect revenues or cash flows. Sunoco R&M and its subsidiaries are the only current shippers in many of the pipelines. Sunoco R&M has agreed not to challenge, or to cause others to challenge or assist others in challenging, the tariff rates for the term of the pipelines and terminals storage and throughput agreement.

Because most of the pipelines are common carrier pipelines, the Partnership may be required to accept new shippers who wish to transport in the pipelines. It is possible that any new shippers, current shippers, or other interested parties, may decide to challenge the tariff rates. If any rate challenge or challenges were successful, the cash available for distribution could be materially reduced.

Title to Properties

Substantially all of the pipelines were constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. Several rights-of-way for the pipelines and other real property assets are shared with other pipelines and other assets owned by affiliates of Sunoco, Inc. and by third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. The Partnership has obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. The Partnership has also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some cases, property for pipeline purposes was purchased in fee. In some states and under some circumstances, the Partnership has the right of eminent domain to acquire rights-of-way and lands necessary for the common carrier pipelines. The previous owners of the applicable pipelines may not have commenced or concluded eminent domain proceedings for some rights-of-way.

Some of the leases, easements, rights-of-way, permits, and licenses transferred to the Partnership upon the completion of the IPO in February 2002 required the consent of the grantor to transfer these rights, which in some instances is a governmental entity. The Partnership has obtained or is in the process of obtaining third-party consents, permits, and authorizations sufficient for the transfer of the assets necessary to operate the business in all material respects. With respect to any consents, permits, or authorizations that have not been obtained, the failure to obtain these consents, permits, or authorizations will have no material adverse effect on the operation of the business.

The Partnership has satisfactory title to all of the assets, or is entitled to indemnification from Sunoco, Inc. under the Omnibus Agreement for title defects to the assets contributed to the Partnership and for failures to obtain certain consents and permits necessary to conduct the business that arise within ten years after the closing of the IPO. Record title to some of the assets may continue to be held by affiliates of Sunoco, Inc. until the Partnership has made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that were not obtained prior to the closing of the IPO. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by the predecessor or the Partnership, none of these burdens should materially detract from the value of these properties or from the Partnership’s interest in these properties or should materially interfere with their use in the operation of the business.

Employees

To carry out the Partnership’s operations, the general partner and its affiliates employ approximately 1,200 people who provide direct support to the operations. Labor unions or associations represent approximately 680 of these employees. The general partner considers its employee relations to be good. The Partnership has no employees.

(d) Financial Information about Geographical Areas

The Partnership has no significant amounts of revenue or segment profit or loss attributable to international activities. As a result, management does not consider those proceedings material to the Partnership.

Available Information

The Partnership makes available free of charge on its website, www.sunocologistics.com, all materials that it files electronically with the Securities Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

ITEM 2.    PROPERTIES

See Item 1.(c) for a description of the locations and general character of the Partnership’s material properties.

ITEM 3.    LEGAL PROCEEDINGS

With respect to a pipeline release of crude oil in February 2000 in the John Heinz National Wildlife Refuge in Philadelphia, the Partnership has conducted remedial activities at the release area and has initiated restoration efforts in the area. Management of the Partnership expects the Environmental Protection Agency (“EPA”) to assess a penalty with respect to this release that could exceed $100,000. Sunoco has agreed to indemnify the Partnership, among other things, for any penalty that may be assessed. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco R&M and Sunoco, Inc.”

There are certain legal and administrative proceedings pending against the Partnership’s Sunoco-affiliated predecessors and the Partnership (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify the Partnership for any losses it may suffer as a result of these pending legal actions.

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during fiscal 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SECURITYHOLDER MATTERS

The Partnership’s common units were listed on the New York Stock Exchange under the symbol “SXL” beginning on February 5, 2002. Prior to February 5, 2002, the Partnership’s equity securities were not traded on any public trading market. At the close of business on February 28, 2002, there were 52 holders of record of the Partnership’s common units. These holders of record included the general partner with 5,638,154 common units registered in its name, and Cede & Co. with 5,695,632 common units (representing approximately 5,700 beneficial owners) registered to it.

The high and low closing sales price ranges (composite transactions) and distributions declared by quarter for 2002 since the close of the IPO on February 8, 2002 were as follows:

	2002
Quarter	Unit Price High	Unit Price Low	Declared Distributions(1)
1st	$23.44	$20.49	$0.26
2nd	$24.00	$20.95	$0.45
3rd	$23.25	$18.85	$0.45
4th	$24.07	$21.10	$0.4875

(1)	Distributions were declared and paid within 45 days following the close of each quarter. The distribution for the first quarter of 2002 was pro-rated for the period from February 8, 2002 through March 31, 2002.

The Partnership has also issued 11,383,639 subordinated units, all of which are held by the general partner and for which there is no established public trading market.

The Partnership distributes all cash on hand within 45 days after the end of each quarter, less reserves established by the general partner in its discretion. This is defined as “available cash” in the partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct the Partnership’s business.

The Partnership will make minimum quarterly distributions of $0.45 per common unit, to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.

During the subordination period the Partnership will, in general, pay cash distributions each quarter in the following manner:

•	First, 98% to the holders of common units and 2% to the general partner, until each common unit has received a minimum quarterly distribution of $0.45, plus any arrearages from prior quarters;

•	Second, 98% to the holders of subordinated units and 2% to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.45; and

•	Thereafter, in the manner described in the table below.

The subordination period is generally defined as the period that ends on the first day of any quarter beginning after December 31, 2006 if (1) the Partnership has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four quarter periods; and (2) the adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable the Partnership to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods. In addition, one-quarter of the subordinated units may convert to common units on a one-for-one basis after December 31, 2004, and one-quarter of the subordinated units may convert to common units on a one-for-one basis after December 31, 2005, if the Partnership meets the tests set forth in the partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

After the subordination period, the Partnership will, in general, pay cash distributions each quarter in the following manner:

•	First, 98% to all unitholders, pro rata, and 2% to the general partner, until the Partnership distributes for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

•	Thereafter, as described in the paragraph and table below.

As presented in the table below, if cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50%, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The amounts shown in the table below under “Percentage of Distributions” are the percentage interests of the general partner and the unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Distribution Amount per Unit,” until the available cash that is distributed reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

Quarterly Distribution Amount per Unit	Percentage of Distribution
	Unitholders	General Partner
Up to Minimum Quarterly Distribution ($0.450)	98%	2%
Up to $0.500	98%	2%
Above $0.500 up to $0.575	85%	15%
Above $0.575 up to $0.700	75%	25%
Above $0.700	50%	50%

There is no guarantee that the Partnership will pay the minimum quarterly distribution on the common units in any quarter, and the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under the credit facility or the senior notes (Please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

Use of Proceeds

On February 4, 2002, the Partnership’s Registration Statement on Form S-1 (Registration No. 333-71968), filed with the Securities and Exchange Commission, became effective. Pursuant to the Registration Statement, on February 4, 2002, 5,000,000 common units were sold to the public at a price of $20.25 per unit for aggregate gross proceeds of $101.3 million. Subsequent to the IPO, the underwriters exercised their over-allotment option for 750,000 additional common units at a price of $20.25 per unit for aggregate gross proceeds of $15.1 million. Underwriting fees paid in connection with these transactions were $6.7 million and $1.0 million, respectively. On February 8, 2002, the closing date of the IPO, the Partnership received net proceeds of $108.7 million (including proceeds of the over-allotment option). The aggregate offering price of 5,750,000 common units was $116.4 million, and the aggregate underwriting fees were $7.7 million. Approximately $12.2 million of the net proceeds were used to pay expenses associated with the IPO and related formation transactions, which consisted primarily of legal, accounting and other professional services costs. The remaining $96.5 million of net proceeds was used to increase working capital to the level necessary for the operation of the business, thereby establishing working capital that was not contributed to the Partnership by Sunoco, Inc. in connection with the Partnership’s formation. The underwriters of the IPO were Lehman Brothers, Salomon Smith Barney, UBS Warburg, Banc of America Securities, Wachovia Securities and Credit Suisse First Boston.

In addition, concurrent with the closing of the IPO, Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned operating subsidiary, issued $250.0 million of 7.25% Senior Notes due 2012 (the “Senior Notes”) in an offering exempt from registration under the Securities Act of 1933. The Senior Notes were issued at a price of 99.325% of their principal amount. Gross proceeds from this offering were $248.3 million and aggregate underwriting discounts and commissions were $1.6 million. Net proceeds were $246.7 million. Expenses incurred in connection with the issuance of the Senior Notes were approximately $1.9 million, which consisted primarily of legal, accounting and other professional services costs. The initial purchasers of the Notes were Lehman Brothers, Credit Suisse First Boston, Salomon Smith Barney, UBS Warburg, Banc of America Securities and Wachovia Securities.

The $244.8 million of net proceeds from the sale of the Senior Notes were distributed to Sunoco, Inc. and its affiliates.

On April 11, 2002, the Operating Partnership filed an exchange offer registration statement on SEC Form S-4 in connection with the registration of the exchange of the Senior Notes and the guarantees covering the Senior Notes. This registration statement was declared effective on June 28, 2002. The exchange offer was completed on August 2, 2002, with all $250 million aggregate principal amount of the Senior Notes being exchanged for a like principle amount of new publicly tradable notes having substantially identical terms issued pursuant to the exchange offer registration statement filed under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

On February 8, 2002, the Partnership completed an IPO and related transactions whereby it became the successor to Sunoco Logistics (Predecessor), which consisted of a substantial portion of the wholly-owned logistics operations of Sunoco, Inc. and its subsidiaries.

The selected financial and operating data for Sunoco Logistics Partners L.P. for 1998, 1999, 2000 and 2001 are derived from the audited financial statements of Sunoco Logistics Partners L.P., which reflect the historical cost basis amounts of Sunoco Logistics (Predecessor), the predecessor. The selected financial and operating data for Sunoco Logistics Partners L.P. for 2002 are derived from the audited financial statements for Sunoco Logistics Partners L.P. and Sunoco Logistics (Predecessor).

The Partnership defines EBITDA as operating income plus depreciation and amortization. EBITDA provides additional information for evaluating the Partnership’s ability to service debt obligations and make the minimum quarterly distribution and is presented solely as a supplemental measure. You should not consider EBITDA as an alternative to net income, income before income taxes, cash flows from operations, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States. The Partnership’s EBITDA may not be comparable to EBITDA or similarly titled measures of other entities as other entities may not calculate EBITDA in the same manner.

For the periods presented, Sunoco R&M was the primary or exclusive user of the refined product terminals, the Fort Mifflin Terminal Complex, and the Marcus Hook Tank Farm. Prior to January 1, 2002, most of the terminalling and throughput services provided by Sunoco Logistics (Predecessor) for Sunoco R&M’s refining and marketing operations were at fees that enabled the recovery of costs, but not to generate any operating income. Accordingly, historical EBITDA for those assets was equal to their depreciation and amortization. Sunoco Logistics Partners L.P. began charging Sunoco R&M fees for these services comparable to those charged in arm’s length, third-party transactions, generally effective January 1, 2002, using the terms included in a pipelines and terminals storage and throughput agreement entered into at the closing of the IPO.

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and to extend their useful lives. Expansion capital expenditures are capital expenditures made to expand the existing operating capacity of the assets, whether through construction or acquisition. The Partnership treats repair and maintenance expenditures that do not extend the useful life of existing assets as operating expenses as incurred. The maintenance capital expenditures for the periods presented include several one-time projects to upgrade technology, increase reliability, and lower the Partnership’s cost structure.

Throughput is the total number of barrels per day transported on a pipeline system or through a terminal and includes barrels ultimately transported to a delivery point on another pipeline system.

The following table should be read together with, and is qualified in its entirety by reference to, the financial statements and the accompanying notes of Sunoco Logistics Partners L.P. included in Item 8. “Financial Statements and Supplementary Data.” The table should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SUNOCO LOGISTICS PARTNERS L.P.

	Sunoco Logistics (Predecessor)					Sunoco Logistics Partners L.P. and Predecessor
	Year Ended December 31,
	1998	1999(1)		2000	2001	2002(2)
	(in thousands, except per unit and operating data)
Income Statement Data:
Revenues:
Sales and other operating revenue:
Affiliates	$570,332	$764,133		$1,301,079	$1,067,182	$1,147,721
Unaffiliated customers	124,869	210,069		507,532	545,822	676,307
Other income(3)	5,022	6,133		5,574	4,774	6,904

Total revenues	700,223	980,335		1,814,185	1,617,778	1,830,932

Costs and expenses:
Cost of products sold and operating expenses	583,587	866,610		1,699,541	1,503,156	1,690,896
Depreciation and amortization	18,622	19,911		20,654	25,325	31,334
Selling, general and administrative expenses	29,890	27,461		34,683	35,956	43,073

Total costs and expenses	632,099	913,982		1,754,878	1,564,437	1,765,303

Operating income	68,124	66,353		59,307	53,341	65,629
Net interest cost and debt expense	7,117	6,487		10,304	10,980	17,299

Income before income tax expense	61,007	59,866		49,003	42,361	48,330
Income tax expense	23,116	22,488		18,483	15,594	1,555

Net Income	$37,891	$37,378		$30,520	$26,767	$46,775

Net Income per unit:
Basic						$1.87	(4)

Diluted						$1.86	(4)

Cash distributions per unit(5)						$1.16

Cash Flow Data:
Net cash provided by operating activities	$44,950	$125,165		$79,116	$27,238	$2,211
Net cash used in investing activities	$(36,933)	$(75,120)		$(77,292)	$(73,079)	$(85,273)
Net cash provided by/(used in) financing activities	$(8,017)	$(50,045)		$(1,824)	$45,841	$116,902
Capital expenditures:
Maintenance	$28,420	$32,312		$39,067	$53,628	$27,934
Expansion	8,527	49,556	(1)	18,854	19,055	77,439	(2)

Total capital expenditures	$36,947	$81,868	(1)	$57,921	$72,683	$105,373	(2)

EBITDA(6)	$86,746	$86,264		$79,961	$78,666	$96,963
Balance Sheet Data (at period end):
Net properties, plants and equipment	$430,848	$481,967		$518,605	$566,359	$573,514
Total assets	$528,279	$712,149		$845,956	$789,201	$1,093,880
Total debt(7)	$90,225	$95,287		$190,043	$144,781	$317,445
Total Partners’ Capital/Net parent investment	$235,478	$223,083		$157,023	$274,893	$382,350
Operating Data (bpd):
Eastern Pipeline System throughput(8)	520,627	542,843		535,510	544,874	584,546
Terminal Facilities throughput	1,163,907	1,245,189		1,281,231	1,156,927	1,150,760
Western Pipeline System throughput(9)	253,124	252,098		295,991	287,237	286,912
Crude oil purchases at wellhead	152,503	140,779		172,839	174,182	189,277

(1)	On October 1, 1999, the Partnership acquired the crude oil transportation and marketing operations of Pride Companies, L.P. (“Pride”) for $29.6 million in cash and the assumption of $5.3 million of debt. The purchase price of this acquisition has been included in expansion capital expenditures.
(2)	On November 15, 2002, the Partnership acquired a company whose assets included equity interests in three products pipeline companies, consisting of a 31.5% interest in Wolverine Pipe Line Company, a 9.2% interest in West Shore Pipe Line Company, and a 14.0% interest in Yellowstone Pipe Line Company for $54.0 million. On November 15, 2002, the Partnership also acquired a 43.8% equity interest in West Texas Gulf Pipe Line Company for $10.6 million. The aggregate purchase price for these acquisitions have been included within the 2002 expansion capital expenditures. The equity income from these acquisitions has been included in the Partnership’s statements of income from the dates of their acquisition.
(3)	Includes equity income from the investments in the following joint ventures: 9.4% in Explorer Pipeline Company and, for the period beginning November 15, 2002, 31.5% in Wolverine Pipe Line Company, 9.2% in West Shore Pipe Line Company, 14.0% in Yellowstone Pipe Line Company, and 43.8% in West Texas Gulf Pipe Line Company.
(4)	Based on the portion of net income for 2002 applicable to the period from February 8, 2002 (the date of the IPO) through December 31, 2002, after deduction of the general partner’s 2% interest. Net income for the period from January 1, 2002 to February 7, 2002 totalled $3.4 million.
(5)	The cash distributions for the year ended December 31, 2002 include the pro-rata portion of the $0.45 per unit minimum quarterly distribution to unitholders for the 52-day period from the date of the IPO, February 8, 2002, through March 31, 2002.
(6)	EBITDA is defined in the Partnership’s three-year $150 million revolving credit facility (“Credit Facility”) as net income before interest expense, income taxes, depreciation and amortization. The following table reconciles the difference between net income, as determined under United States generally accepted accounting principles, and EBITDA (in thousands):

	Year Ended December 31,
	1998	1999	2000	2001	2002
Net income	$37,891	$37,378	$30,520	$26,767	$46,775
Interest expense, net	7,117	6,487	10,304	10,980	17,299
Provision for income taxes	23,116	22,488	18,483	15,594	1,555
Depreciation and amortization	18,622	19,911	20,654	25,325	31,334

EBITDA	$86,746	$86,264	$79,961	$78,666	$96,963

Management	of the Partnership believes EBITDA information enhances an investor’s understanding of a business’s ability to satisfy principal and interest obligations with respect to its indebtedness and to utilize cash for other purposes including the payment of distributions. In addition, EBITDA is used as a measure in the Credit Facility in determining the Partnership’s compliance with certain covenants. However, there may be contractual, legal, economic or other reasons which may prevent the Partnership from satisfying principal and interest obligations with respect to indebtedness and may require the Partnership to allocate funds for other purposes. EBITDA does not represent and should not be considered as an alternative to net income, income from operations or cash flows from operating activities as determined under United States generally accepted accounting principles and may not be comparable to other similarly titled measures of other businesses.
(7)	The year ended December 31, 2002 includes the net amount outstanding of the $250.0 million, ten-year 7.25% Senior Notes at 99.325% of the principal amount, $64.5 million outstanding on the Credit Facility, both established in conjunction with the IPO, and other debt. All amounts prior to the IPO included debt due an affiliate or other debt.
(8)	Excludes amounts attributable to the 9.4% ownership interest in Explorer Pipeline Company, the 31.5% interest in Wolverine Pipe Line Company, the 9.2% interest in West Shore Pipe Line Company, the 14.0% interest in Yellowstone Pipe Line Company, and the interrefinery pipelines. Also excludes amounts attributable to the Toledo, Twin Oaks, and Linden transfer pipelines, which transport large volumes over short distances and generate minimal revenues.
(9)	Excludes amounts attributable to the 43.8% interest in West Texas Gulf Pipe Line Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of Sunoco Logistics (Predecessor) and the financial statements of Sunoco Logistics Partners L.P. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information.

Introduction

The Partnership is a Delaware limited partnership formed on October 15, 2001 to acquire, own, and operate, through its wholly-owned subsidiaries, refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast, Midwest and Southwest United States. Most of these assets support Sunoco R&M, a wholly-owned refining and marketing subsidiary of Sunoco, Inc.

General

The Partnership conducts its business through three segments: the Eastern Pipeline System, the Terminal Facilities, and the Western Pipeline System. The Eastern Pipeline System primarily transports refined products in the Northeast and Midwest United States largely for three of Sunoco R&M’s refineries and transports crude oil in Ohio and Michigan. This system also includes the interrefinery pipeline between Sunoco R&M’s Marcus Hook and Philadelphia refineries and ownership interests in four refined product pipeline joint ventures located in the West and Midwest United States: 9.4% in Explorer Pipeline Company (“Explorer”), 31.5% in Wolverine Pipe Line Company (“Wolverine”), 9.2% in West Shore Pipe Line Company (“West Shore”), and 14.0% in Yellowstone Pipe Line Company (“Yellowstone”). The interests in Wolverine, West Shore, and Yellowstone were acquired on November 15, 2002 for a purchase price of $54.0 million. The Terminal Facilities business includes a network of 32 refined product terminals in the Northeast and Midwest United States that distribute products primarily to Sunoco R&M’s retail outlets, the Nederland marine crude oil terminal on the Texas Gulf Coast, and a liquefied petroleum gas (“LPG”) storage facility in the Midwest. The Terminal Facilities business also owns and operates refinery related assets, including one inland and two marine crude oil terminals and related pipelines that supply all of the crude oil processed by Sunoco R&M’s Philadelphia refinery and a refined product storage terminal used by Sunoco R&M’s Marcus Hook refinery. The Western Pipeline System owns and operates crude oil trunk and gathering pipelines and purchases and markets crude oil primarily in Oklahoma and Texas for Sunoco R&M’s Tulsa, Oklahoma and Toledo, Ohio refineries and for other customers. The Western Pipeline System also has a 43.8% equity ownership interest in West Texas Gulf Pipe Line Company (“West Texas Gulf”), a joint venture that owns a crude oil pipeline in Texas. The interest in West Texas Gulf was acquired on November 15, 2002 for $10.6 million.

Eastern Pipeline System

Revenues from the Eastern Pipeline System are generated by charging shippers tariffs for transporting refined products and crude oil through the Partnership’s pipelines. The amount of revenue generated depends on the level of these tariffs and the throughput in the pipelines. When transporting barrels, a tariff is charged based on the point of origin and the ultimate destination, even if the barrel moves through more than one pipeline segment to reach its destination. For example, on the Philadelphia, Pennsylvania to Buffalo, New York pipeline segment, there are separate tariffs depending on whether the ultimate destination from Philadelphia is Rochester, New York or Buffalo, New York.

The tariffs for the Partnership’s interstate common carrier pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”). The rate making methodology for these pipelines is price indexing. This methodology provides for increases in tariff rates based upon changes in the producer price index. Competition, however, may constrain the tariffs charged. The Partnership also leases to Sunoco R&M, for a fixed amount escalating annually at 1.67%, three pipelines between Sunoco R&M’s Marcus Hook and Philadelphia refineries, as well as a pipeline from the Paulsboro terminal to the Philadelphia International Airport for the delivery of jet fuel.

The crude oil and refined product throughput in the pipelines is directly affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by the pipelines. Demand for gasoline in most markets peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. Demand for heating oil and other distillate fuels tends to peak during the winter heating season, and declines during the spring and summer months. The supply of crude oil to the Eastern Pipeline System depends upon the level of crude oil production in Canada, which has increased in recent years. Demand for crude oil transported to refineries for processing is driven by refining margins (the price of refined products compared to the price of crude oil and refining costs), unscheduled downtime at refineries and the amount of turnaround activity, when refiners shut down selected portions of the refinery for scheduled maintenance.

The operating income generated by the Eastern Pipeline System depends not only on the volume transported on the pipelines and the level of the tariff charged, but also on the fixed costs and, to a much lesser extent, the variable costs of operating the pipelines. Fixed costs are typically related to maintenance, insurance, control rooms, telecommunications, pipeline field and support personnel and depreciation. Variable costs, such as fuel and power costs to run pump stations along the pipelines, fluctuate with throughput.

Terminal Facilities

Prior to January 1, 2002, most of the terminalling and throughput services provided to Sunoco R&M were at fees that enabled the Partnership to recover its costs but not generate operating income. The Partnership is now charging Sunoco R&M fees for these services, generally effective January 1, 2002, comparable to those charged in arm’s-length, third-party transactions using the terms included in a pipelines and terminals storage and throughput agreement with Sunoco R&M entered into at the closing of the initial public offering (“IPO”). Under this agreement, Sunoco R&M pays the Partnership a minimum level of revenues for terminalling refined products and crude oil and agrees to certain minimum throughputs at the Inkster Terminal, Fort Mifflin Terminal Complex, and Marcus Hook Tank Farm. (Please read “Agreements with Sunoco R&M and Sunoco, Inc.” and Item 13. “Certain Relationships and Related Transactions.”) Under this agreement, operating income from terminalling and storage activities depends on throughput and storage volume and the level of fees charged for terminalling and storage services, as well as the fixed and variable costs of operating these facilities.

The Partnership generates revenue at the Nederland Terminal by charging storage and throughput fees for crude oil and other petroleum products. The operating income generated at this facility depends on storage and throughput volume and the level of fees charged for these services, as well as the fixed and variable costs of operating the terminal. The absolute price level of crude oil and refined products does not directly affect terminalling and storage fees, although they are affected by the absolute levels of supply and demand for these products.

Western Pipeline System

The Western Pipeline System consists of crude oil pipelines and gathering systems as well as the crude oil acquisition and marketing operations.

The factors affecting the operating results of the crude oil pipelines and gathering systems are substantially similar to the factors affecting the operating results of the pipelines in the Eastern Pipeline System described above. The operating results of the crude oil acquisition and marketing operations are dependent on its ability to sell crude oil at a price in excess of the aggregate cost. Management of the Partnership believes gross margin, which is equal to sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization, is a key measure of financial performance for the Western Pipeline System.

The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold because they reflect the sales price and cost of the significant volume of crude oil bought and sold. However, the absolute price levels for crude oil normally do not bear a relationship to gross margin, although these price levels significantly impact revenue and cost of products sold. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross margin for the crude oil acquisition and marketing operations.

In general, crude oil is purchased at the wellhead from local producers and in bulk at major pipeline connection and marketing points. The Partnership also enters into transactions with third parties in which one grade of crude oil is exchanged for another grade that more nearly matches the delivery requirement or the preferences of customers. Bulk purchases and sales and exchange transactions are characterized by large volume and much smaller margins than are sales of crude oil purchased at the wellhead. As crude oil is purchased, the Partnership establishes a margin by selling or exchanging the crude oil for physical delivery of other crude oil to Sunoco R&M and third-party customers, such as independent refiners or major oil companies, thereby reducing exposure to price fluctuations. This margin is determined by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs related to acquisition and transportation. Changes in the absolute price level for crude oil do not materially impact the margin, as attempts are made to maintain positions that are substantially balanced between crude oil purchases and sales.

Because attempts are made to maintain balanced positions, the Partnership is able to minimize basis risk, which occurs when crude oil is purchased based on a crude oil specification that is different from the countervailing sales arrangement. Specification differences include grades or types of crude oil, variability in lease crude oil barrels produced, individual refinery demand for specific grades of crude oil, relative market prices for the different grades of crude oil, customer location, availability of transportation facilities, timing, and costs (including storage) involved in delivering crude oil to the customer. The Partnership’s policy is only to purchase crude oil for which there is a market and to structure the sales contracts so that crude oil price fluctuations do not materially affect the margin received. The Partnership does not acquire and hold any futures contracts or other derivative products for any purpose.

The Partnership operates the crude oil acquisition and marketing activities differently as market conditions change. During periods when there is a higher demand than supply of crude oil in the near term, the market is in backwardation, meaning that the price of crude oil in a given month exceeds the price of crude oil for delivery in subsequent months. A backwardated market has a positive impact on marketing margins because crude oil marketers can continue to purchase crude oil from producers at a fixed premium to posted prices while selling crude oil at a higher premium to such prices. In backwardated markets, crude oil is purchased and contracted for its sale as soon as possible. When the demand for crude oil is weak, the market for crude oil is often in contango, meaning that the price of crude oil in a given month is less than the price of crude oil for delivery in subsequent months. In a contango market, marketing margins are adversely impacted, as crude oil marketers are unable to capture the premium to posted prices described above. However, this unfavorable market condition can be mitigated by storing crude oil because storage owners at major trading locations can simultaneously purchase production at current prices for storage and sell at higher prices for future delivery. As a result, in a contango market, crude oil will be purchased and contracted for its delivery in future months to capture the price difference.

Agreements with Sunoco R&M and Sunoco, Inc.

Upon the closing of the IPO in February 2002, the Partnership entered into the following agreements:

Pipelines and Terminals Storage and Throughput Agreement

Under this agreement, Sunoco R&M is paying the Partnership fees generally comparable to those charged by third parties to:

•	transport on the refined product pipelines or throughput in the 32 inland refined product terminals an amount of refined products that will produce at least $75.0 million of revenue in the first year, escalating at 1.67% each January 1 for the next four years. In addition, Sunoco R&M will pay the Partnership to transport on the refined product pipelines an amount of refined products that will produce at least $54.3 million of revenue in the sixth year and at least $55.2 million of revenue in the seventh year. These revenues are annual amounts for the contract period from March 1 to February 28 of each year under the agreement. Sunoco R&M will pay the published tariffs on the pipelines and contractually agreed upon fees at the terminals. Based upon the prorated minimum amount noted, Sunoco R&M has exceeded the minimum revenue amount through December 31, 2002 and management of the Partnership expects Sunoco R&M to exceed the minimum amount under the agreement for the contract year from March 1, 2002 through February 28, 2003;

•	receive and deliver at least 130,000 bpd of refined products per year at the Marcus Hook Tank Farm for five years. This throughput is an annual amount for the contract period from March 1 to February 28 of each year under the agreement. For the contract year ended February 28, 2003, the Partnership received a fee of $0.1627 per barrel for the first 130,000 bpd and $0.0813 per barrel for volume in excess of 130,000 bpd. These fees escalate at the rate of 1.67% each January 1 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco R&M has exceeded the minimum throughput amount through December 31, 2002 and management of the Partnership expects Sunoco R&M to exceed the minimum throughput amount under the agreement for the contract year from March 1, 2002 through February 28, 2003;

•	store 975,734 barrels of LPG per year at the Inkster Terminal, which represents all of the LPG storage capacity at this facility. This storage is an annual amount for the contract period from April 1 to March 31 of each year under the agreement. In the first year of this seven-year agreement, the Partnership received a fee of $2.04 per barrel of committed storage, a fee of $0.204 per barrel for receipts greater than 975,734 barrels per year and a fee of $0.204 per barrel for deliveries greater than 975,734 barrels per year. These fees will escalate at the rate of 1.875% each January 1 for the term of the agreement. Based upon the prorated minimum storage amount noted, Sunoco R&M has exceeded the minimum storage amount through December 31, 2002 and management of the Partnership expects Sunoco R&M to exceed the minimum storage amount under the agreement for the contract year from April 1, 2002 through March 31, 2003;

•	receive and deliver at least 290,000 bpd of crude oil or refined products per year at the Fort Mifflin Terminal Complex for seven years. This throughput is an annual amount for the contract period from March 1 to February 28 of each year under the agreement. In the first year, the Partnership received a fee of $0.1627 per barrel for the first 180,000 bpd and $0.0813 per barrel for volume in excess of 180,000 bpd. These fees will escalate at the rate of 1.67% each January 1 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco R&M has exceeded the minimum throughput amount through December 31, 2002 and management of the Partnership expects Sunoco R&M to exceed the minimum throughput amount under the agreement for the contract year from March 1, 2002 through February 28, 2003; and

•

transport or cause to be transported an aggregate of at least 140,000 bpd of crude oil per year on the Marysville to Toledo, Nederland to Longview, Cushing to Tulsa, Barnsdall to Tulsa, and Bad Creek to Tulsa crude oil pipelines at the published tariffs for a term of seven years. This throughput is an annual amount for the contract period from March 1 to February 28 of each year under the agreement. Based upon the prorated minimum throughput amount noted, Sunoco R&M has exceeded the minimum throughput amount through December 31, 2002 and management of the Partnership expects Sunoco R&M to exceed the minimum throughput amount under the agreement for the contract year from March 1, 2002 through February 28, 2003.

If Sunoco R&M fails to meet its minimum obligations pursuant to the contract terms set forth above, it will be required to pay in cash the amount of any shortfall, which may be applied as a credit in the following year after Sunoco R&M’s minimum obligations are met.

Sunoco R&M’s obligations under this agreement may be permanently reduced or suspended if Sunoco R&M (1) shuts down or reconfigures one of its refineries (other than planned maintenance turnarounds), or is prohibited from using MTBE in the gasoline it produces, and (2) reasonably believes in good faith that such event will jeopardize its ability to satisfy these obligations.

From time to time, Sunoco, Inc. may be presented with opportunities by third parties with respect to its refinery assets. These opportunities may include offers to purchase and joint venture propositions. Sunoco, Inc. is also continually considering changes to its refineries. Those changes may involve new facilities, reduction in certain operations or modifications of facilities or operations. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Sunoco, Inc. has advised the Partnership that although it continually considers the types of matters referred to above, it is not currently proceeding with any transaction or plan that it believes will likely result in any reconfigurations or other operational changes in any of its refineries served by the Partnership’s assets that would have a material effect on Sunoco R&M’s business relationship with the Partnership. Further, Sunoco, Inc. has also advised the management of the Partnership that it is not considering a shutdown of any of its refineries served by the Partnership’s assets. Sunoco, Inc. is, however, actively managing its assets and operations and, therefore, changes of some nature, possibly material to its business relationship with the Partnership, are likely to occur at some point in the future.

To the extent Sunoco R&M does not extend or renew the pipelines and terminals storage and throughput agreement, the Partnership’s financial condition and results of operations may be adversely affected. The Partnership’s assets were constructed or purchased to service Sunoco R&M’s refining and marketing supply chain and are well-situated to suit Sunoco R&M’s needs. As a result, management of the Partnership would expect that even if this agreement is not renewed, Sunoco R&M would continue to use the pipelines and terminals. However, management cannot assure you that Sunoco R&M will continue to use the Partnership’s facilities or that additional revenues will be able to be generated from third parties.

Omnibus Agreement

Historically, Sunoco, Inc. has allocated a portion of its general and administrative expenses to its pipeline, terminalling, and storage operations to cover costs of centralized corporate functions such as legal, accounting, treasury, engineering, information technology, and insurance. Prior to the IPO, such expenses were based on amounts negotiated between the parties, which approximated Sunoco, Inc.’s cost of providing such services.

Under the Omnibus Agreement entered into with Sunoco, Inc. concurrent with the IPO, the Partnership is paying Sunoco, Inc. or the general partner an annual administrative fee, initially in the amount of $8.0 million, for the provision by Sunoco, Inc. or its affiliates of various general and administrative services for the Partnership’s benefit for three years following the IPO. This fee includes expenses incurred by Sunoco, Inc. and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the premiums incurred. This fee also does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits. The Partnership has no employees. Selling, general and administrative expenses in the statements of income include expenses related to the provision of these services and allocation of shared insurance costs of $10.1 million, $10.8 million and $10.2 million for the years ended December 31, 2000, 2001 and 2002, respectively. The Partnership will also reimburse Sunoco, Inc. and its affiliates for direct expenses they incur on the Partnership’s behalf, including salaries and benefits of employees of the general partner and its subsidiaries. The Partnership’s and Predecessor’s share of allocated Sunoco employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits, was $18.7 million, $19.6 million and $19.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. The Partnership began incurring additional general and administrative costs from the date of the IPO, including costs for tax return preparation, annual and quarterly reports to unitholders, investor relations, registrar and transfer agent fees, and other costs related to operating as a separate publicly held entity.

The Omnibus Agreement also requires Sunoco R&M to: reimburse the Partnership for any operating expenses and capital expenditures in excess of $8.0 million per year in each year from 2002 to 2006 that are made to comply with the DOT’s pipeline integrity management rule, commencing on the close of the IPO, subject to a maximum aggregate reimbursement of $15.0 million over the five-year period; complete, at its expense, certain tank maintenance and inspection projects currently in progress or expected to be completed at the Darby Creek Tank Farm within one year; and reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements.

For the year ended December 31, 2002, the Partnership received $0.7 million from Sunoco R&M for maintenance capital expenditures and operating expenses incurred in excess of $8.0 million to comply with the DOT’s pipeline integrity management rule. For the year ended December 31, 2002, the Partnership also received $2.1 million from Sunoco R&M for maintenance capital expenditures for certain tank maintenance and inspection projects completed at the Darby Creek Tank Farm. For the year ended December 31, 2002, the Partnership also received $0.9 million from Sunoco R&M, consisting of $0.5 million for maintenance capital expenditures and $0.4 million for operating expenses, for expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. The aggregate amounts received of $3.7 million from Sunoco R&M related to these projects were recorded by the Partnership as capital contributions.

The Omnibus Agreement also provides that Sunoco, Inc. will indemnify the Partnership for certain environmental, toxic tort and other liabilities. Please read “Environmental Matters”, “Business—Environmental Regulation—Environmental Remediation”, and Item 13. “Certain Relationships and Related Transactions” for a more complete description of these provisions.

Interrefinery Lease Agreement

Under a 20-year lease agreement, Sunoco R&M will pay the Partnership $5.1 million in the first contract year from February 8, 2002 to February 7, 2003 to lease the 58 miles of interrefinery pipelines between Sunoco R&M’s Philadelphia and Marcus Hook refineries, escalating at 1.67% each January 1 for the next 19 years. For the period from February 8, 2002, the date of the IPO, to December 31, 2002, the Partnership recorded the pro-rata portion of $4.6 million of this annual fee under this agreement.

Crude Oil Purchase Agreement

Sunoco R&M will purchase from the Partnership, at market-based rates, particular grades of crude oil that the crude oil acquisition and marketing business purchases for delivery to pipelines in: Longview, Trent, Tye, and Colorado City, Texas; Haynesville, Louisiana; Marysville and Lewiston, Michigan; and Tulsa, Oklahoma. At Marysville and Lewiston, Michigan, Michigan sweet and Michigan sour crude oil is exchanged for domestic sweet crude oil supplied by Sunoco R&M at market-based rates. These agreements, which will have an initial term of two months, will automatically renew on a monthly basis unless terminated by either party on 30 days’ written notice. For the year ended December 31, 2002, Sunoco R&M has purchased all the barrels noted above and has indicated that it has no current intention to terminate these agreements.

License Agreement

The Partnership has granted to Sunoco, Inc. and certain of its affiliates, including the general partner, a license to its intellectual property so that the general partner can manage its operations and create intellectual property using the intellectual property. The general partner will assign to the Partnership the new intellectual property it creates in operating the Partnership’s business. The general partner has also licensed to the Partnership certain of its own intellectual property for use in the conduct of the Partnership’s business and the Partnership has licensed to the general partner certain intellectual property for use in the conduct of its business. The license agreement has also granted to the Partnership a license to use the trademarks, trade names, and service marks of Sunoco, Inc. in the conduct of its business.

Treasury Services Agreement

The Partnership has entered into a treasury services agreement with Sunoco, Inc. pursuant to which, among other things, it is participating in Sunoco, Inc.’s centralized cash management program. Under this program, all of the cash receipts and cash disbursements are processed, together with those of Sunoco, Inc. and its other subsidiaries, through Sunoco, Inc.’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balance will be settled periodically, but no less frequently than monthly. Amounts due from Sunoco, Inc. and its subsidiaries earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco, Inc. and its subsidiaries bear interest at a rate equal to the interest rate provided in the revolving credit facility (the “Credit Facility”).

Results of Operations

	Predecessor		Partnership and Predecessor
	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Statements of Income
Sales and other operating revenue:
Affiliates	$1,301,079	$1,067,182	$1,147,721
Unaffiliated customers	507,532	545,822	676,307
Other income	5,574	4,774	6,904

Total revenues	1,814,185	1,617,778	1,830,932

Cost of products sold and operating expenses	1,699,541	1,503,156	1,690,896
Depreciation and amortization	20,654	25,325	31,334
Selling, general and administrative expenses	34,683	35,956	43,073

Total costs and expenses	1,754,878	1,564,437	1,765,303

Operating income	59,307	53,341	65,629
Net interest expense	10,304	10,980	17,299

Income before income tax expense	49,003	42,361	48,330
Income tax expense	18,483	15,594	1,555

Net income	$30,520	$26,767	$46,775

Segment Operating Income:
Eastern Pipeline System
Sales and other operating revenue:
Affiliate	$69,027	$69,631	$72,173
Unaffiliated customers	19,323	21,059	22,865
Other income	4,592	4,749	6,925

Total revenues	92,942	95,439	101,963

Operating expenses	41,174	42,784	42,982
Depreciation and amortization	8,272	9,778	15,051
Selling, general and administrative expenses	12,432	12,984	16,772

Total costs and expenses	61,878	65,546	74,805

Operating income	$31,064	$29,893	$27,158

Terminal Facilities
Sales and other operating revenue:
Affiliates	$44,356	$43,628	$55,971
Unaffiliated customers	31,042	30,273	31,914
Other income/(loss)	430	(85)	2

Total revenues	75,828	73,816	87,887

Operating expenses	39,390	36,488	35,568
Depreciation and amortization	8,616	11,094	11,113
Selling, general and administrative expenses	10,666	10,158	12,367

Total costs and expenses	58,672	57,740	59,048

Operating income	$17,156	$16,076	$28,839

Western Pipeline System
Sales and other operating revenue:
Affiliates	$1,187,696	$953,923	$1,019,577
Unaffiliated customers	457,167	494,490	621,528
Other income/(loss)	552	110	(23)

Total revenues	1,645,415	1,448,523	1,641,082

Cost of products sold and operating expenses	1,618,977	1,423,884	1,612,346
Depreciation and amortization	3,766	4,453	5,170
Selling, general and administrative expenses	11,585	12,814	13,934

Total costs and expenses	1,634,328	1,441,151	1,631,450

Operating income	$11,087	$7,372	$9,632

Operating Highlights

	Predecessor		Partnership and Predecessor
	Year Ended December 31,
	2000	2001	2002
Eastern Pipeline System(1):
Pipeline throughput (bpd):
Refined products (2)	444,046	446,648	489,235
Crude oil	91,464	98,226	95,311
Total shipments (barrel miles per day)(3)	54,910,640	55,198,189	56,768,267
Revenue per barrel mile (cents)	0.440	0.450	0.459

Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	266,212	272,698	272,788
Nederland Terminal	566,941	427,194	405,686
Fort Mifflin Terminal Complex	314,623	318,545	322,304
Marcus Hook Tank Farm	133,455	138,490	149,982

Western Pipeline System(1):
Crude oil pipeline throughput (bpd)	295,991	287,237	286,912
Crude oil purchases at wellhead (bpd)	172,839	174,182	189,277
Gross margin per barrel of pipeline throughput (cents)(4)	20.4	19.1	22.5

(1)	Excludes amounts attributable to equity ownership interests in the joint ventures.

(2)	Excludes Toledo, Twin Oaks, and Linden transfer pipelines, which transport large volumes over short distances and generate minimal revenue.

(3)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Year Ended December 31, 2002 versus Year Ended December 31, 2001

Analysis of Statements of Income

Net income was $46.8 million for the year ended December 31, 2002 as compared with $26.8 million for the same period in the prior year, an increase of $20.0 million. This increase was primarily the result of a $12.3 million increase in operating income and a $14.0 million decrease in corporate income taxes subsequent to the IPO, partially offset by a $6.3 million increase in net interest expense. Operating income was $12.3 million higher in 2002 compared with 2001 due principally to higher revenues at the Terminal Facilities business segment, increased volume and revenues for the Eastern Pipeline System, and higher gross margins from the Western Pipeline System. The increase in revenues at the Terminal Facilities business segment was primarily the result of the new pricing arrangement with Sunoco, Inc. and its subsidiaries (collectively, “Sunoco”). Effective January 1, 2002, the Partnership began to charge Sunoco market-based fees for most terminalling and throughput services. Prior to this date, terminalling and throughput services provided to Sunoco were at fees that enabled the Partnership to recover costs but not generate any profits (see “Agreements with Sunoco R&M and Sunoco, Inc.”).

Sales and other operating revenue totaled $1,824.0 million for the year ended December 31, 2002 as compared with $1,613.0 million for the corresponding 2001 period, an increase of $211.0 million. The increase was largely attributable to higher lease acquisition volume and an increase in crude oil prices. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $26.11 per barrel for the year ended December 31, 2002 from $25.95 for the prior year. Other income increased $2.1 million from the prior year to $6.9 million for the year ended December 31, 2002 due principally to increased equity income from the Explorer Pipeline Company (“Explorer”) caused by higher volume and revenue per barrel. Other income also increased due to equity income from the acquisitions of a 31.5% ownership interest in Wolverine, a 9.2% interest in West Shore, a 14.0% interest in Yellowstone, and a 43.8% interest in West Texas Gulf. Wolverine, West Shore, and Yellowstone were acquired for $54.0 million, and West Texas Gulf was acquired for $10.6 million. Results have been included within the statements of income from November 15, 2002, their date of acquisition.

Total cost of products sold and operating expenses increased $187.7 million to $1,690.9 million for the year ended December 31, 2002 from $1,503.2 million for the prior year due primarily to an increase in lease acquisition volume and an increase in crude oil prices described earlier. Depreciation and amortization increased $6.0 million from $25.3 million for the year ended December 31, 2001 to $31.3 million for the year ended December 31, 2002. This is primarily due to a $6.3 million write-down of an idled refined product pipeline in the Eastern Pipeline System and a related terminal in 2002. During 2002, the Partnership entered into a long-term agreement to lease throughput capacity on a third-party refined product pipeline which allowed it to provide substantially the same service as existed on the idled pipeline while reducing operating expenses.

Selling, general and administrative expenses increased $7.1 million to $43.1 million for the year ended December 31, 2002 from $36.0 million for the prior year primarily due to public company costs, increased insurance premiums and higher administrative expenses.

Net interest expense increased $6.3 million to $17.3 million for the year ended December 31, 2002 from $11.0 million for the prior year due to interest expense on the $250.0 million, ten year, 7.25% Senior Notes being at a higher interest rate than the debt due to Sunoco in the prior year, which was primarily at a floating rate, and a higher debt level in 2002 compared with the prior year. The debt due to Sunoco in the prior year was either repaid prior to the IPO or not assumed by the Partnership.

Income tax expense for the year ended December 31, 2002 of $1.6 million represents a $14.0 million decrease from $15.6 million for the prior year due principally to the Partnership not being subject to income taxes from its inception on February 8, 2002.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System was $27.2 million for the year ended December 31, 2002 compared with $29.9 million for the prior year. The $2.7 million decrease was primarily the result of a $9.3 million increase in total costs and expenses, partially offset by a $4.4 million increase in sales and other operating revenue and a $2.2 million increase in other income. Sales and other operating revenue increased compared with the prior year due to higher volumes and a slight increase in revenue per barrel mile. The increase in other income was due to higher equity income from the Explorer Pipeline resulting from increased volume and revenue per barrel, as well as equity income from interests in the products pipeline companies acquired in November 2002.

The $9.3 million increase in total costs and expenses from the prior year was due to increases in depreciation and amortization of $5.3 million, selling, general and administrative expenses of $3.8 million, and operating expenses of $0.2 million. The increase in depreciation and amortization was due to the write-down of the idled refined product pipeline. The increase in selling, general and administrative expenses was due to allocated public company costs, increased insurance premiums and higher administrative expenses. The increase in operating expenses was due to slightly higher pipeline maintenance expenses.

Terminal Facilities

Operating income for the Terminal Facilities was $28.8 million for the year ended December 31, 2002 compared with $16.1 million for the prior year. The $12.7 million increase was due to a $14.1 million increase in total revenues and a $0.9 million decrease in operating expenses, partially offset by a $2.2 million increase in selling, general and administrative expenses.

The $14.1 million increase in total revenues was principally due to the change in the fee arrangement for terminalling and throughput services provided to Sunoco as discussed earlier. Total revenues at the Nederland Terminal also increased due to higher tank rental revenues including additional revenues from the new tank that was brought into service at the beginning of the second quarter of 2002, partially offset by lower throughput volumes.

The $0.9 million decrease in operating expenses was primarily due to lower maintenance expenses at the refined product terminals, the Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Inkster Terminal. The $2.2 million increase in selling, general and administrative expenses was attributable to allocated public company costs, increased insurance premiums and higher administrative expenses.

Western Pipeline System

Operating income for the Western Pipeline System was $9.6 million for the year ended December 31, 2002, a $2.3 million increase from the prior year. This increase was primarily the result of a $3.4 million increase in gross margin, partially offset by a $1.1 million increase in selling, general and administrative expenses.

Sales and other operating revenue and cost of products sold and operating expenses increased in 2002 compared with the prior year due to higher lease acquisition volume and an increase in the price of crude oil as discussed earlier. The lease acquisition volume increase was partially due to the acquisition of GulfMark Energy, Inc.’s crude oil pipeline in Texas and its crude oil acquisition business in November 2001 (the “GulfMark Assets”). The $3.4 million increase in gross margin was due to an increase in lease acquisition volume and margins, partially offset by a higher proportion of lower revenue per barrel throughput on the Western Pipeline trunk system. Depreciation and amortization increased $0.7 million to $5.2 million for 2002 compared with the prior year due to higher capital expenditures at the end of 2001 including the acquisition of the GulfMark Assets.

Selling, general and administrative expenses increased $1.1 million due to allocated public company costs, increased insurance premiums and higher administrative expenses.

Year Ended December 31, 2001 versus Year Ended December 31, 2000

Analysis of Statements of Income

Net income was $26.8 million for the year ended December 31, 2001 as compared with $30.5 million for the same period in the prior year, a decrease of $3.7 million. This decrease was primarily the result of a $6.0 million decrease in operating income and a $0.7 million increase in net interest expense, partially offset by a $2.9 million decrease in corporate income taxes. Operating income declined $6.0 million to $53.3 million for the year ended December 31, 2001 in comparison with 2000 due principally to lower gross margins for the Western Pipeline System, higher operating expenses at the Eastern Pipeline System primarily due to additional environmental remediation costs associated with a prior-period pipeline leak, and a decline in volume and revenue at the Nederland Terminal.

Sales and other operating revenue totaled $1,613.0 million for the year ended December 31, 2001 as compared with $1,808.6 million for the corresponding 2000 period, a decrease of $195.6 million. This decrease was primarily attributable to lower lease acquisition revenue due to a decline in crude oil prices. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, dropped to an average price of $25.92 per barrel for the year ended December 31, 2001 from $30.20 per barrel for the prior year. Other income decreased $0.8 million from the prior year to $4.8 million for the year ended December 31, 2001 due to lower dividend income from an insurance consortium in which Sunoco participates and the absence of the allocated portion of a gain recognized in 2000 attributable to the receipt of stock by Sunoco in connection with an insurance company demutualization. These insurance-related gains were allocated to each of the business segments. Partially offsetting these lower insurance gains was a $0.5 million increase in Explorer equity income to $4.3 million for the year ended December 31, 2001. Cash dividends paid by Explorer approximate the equity income earned from that investment. The increase in Explorer equity income was due to the absence of the adverse impact of a refined product spill that occurred in March 2000.

Total cost of products sold and operating expenses decreased $196.3 million to $1,503.2 million for the year ended December 31, 2001 from $1,699.5 million for the prior year due primarily to the decline in crude oil prices described above. Depreciation and amortization increased $4.6 million from $20.7 million for the year ended December 31, 2000 to $25.3 million for the year ended December 31, 2001 primarily due to higher capital expenditures in 2001 than in 2000 and a $1.4 million write-off of refined product terminal equipment in the fourth quarter of 2001.

Selling, general and administrative expenses increased $1.3 million to $36.0 million for the year ended December 31, 2001 from $34.7 million for the prior year. This increase was primarily attributable to an increase in the amounts allocated by Sunoco, Inc. to cover the costs of centralized corporate functions incurred on the Predecessor’s behalf. These allocations of costs of centralized corporate functions are now covered under an omnibus agreement (the “Omnibus Agreement”) entered into between the Partnership and Sunoco, Inc. concurrent with the IPO on February 8, 2002 (see “Agreements with Sunoco R&M and Sunoco, Inc.”).

Net interest expense increased $0.7 million to $11.0 million for the year ended December 31, 2001 from $10.3 million for the prior year primarily due to lower capitalized interest amounts on capital projects.

Income tax expense for the year ended December 31, 2001 of $15.6 million represents a $2.9 million decrease from $18.5 million for the prior year due principally to the decrease in pretax earnings. The effective tax rate decreased to 37% in 2001 from 38% in 2000.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System was $29.9 million for the year ended December 31, 2001 compared with $31.1 million for the prior year. The $1.2 million decrease was primarily the result of a $3.7 million increase in total costs and expenses, partially offset by a $2.4 million increase in sales and other operating revenue and a $0.1 million increase in other income. Sales and other operating revenue increased compared with the prior year due to higher volumes and revenue per barrel mile. Other income increased primarily due to a $0.5 million increase in equity income from Explorer, partially offset by lower allocated insurance-related gains in 2001 compared with 2000.

The $3.7 million increase in total costs and expenses was due to an increase in operating expenses of $1.6 million due to additional environmental remediation costs associated with a prior-period pipeline leak, an increase in depreciation and amortization of $1.5 million due to higher capital expenditures in 2001 than in 2000, and an increase in selling, general and administrative expense of $0.6 million due to a higher allocation of centralized corporate function costs from Sunoco, Inc. in 2001 than in 2000.

Terminal Facilities

Operating income for the Terminal Facilities was $16.1 million for the year ended December 31, 2001 compared with $17.2 million for the prior year. The $1.1 million decrease was due to a $2.5 million increase in depreciation and amortization and a $2.0 million decline in total revenues, partially offset by a $2.9 million decrease in operating expenses and a $0.5 million decrease in selling, general and administrative expenses.

The $2.0 million decrease in total revenues was due principally to a decline in volume at the Nederland Terminal resulting from the absence of Department of Energy sales of crude oil from the Strategic Petroleum Reserve, which occurred primarily during the fourth quarter of 2000. Partially offsetting this decline was an increase in tank rental revenue attributable to a new tank that was placed into service in the third quarter of 2000 at the Nederland Terminal.

The $2.9 million decrease in operating expenses was attributable to the absence of $6.0 million in charges recognized in 2000 in connection with remediation activities related to a February 2000 crude oil spill at one of the crude oil transfer lines to the Darby Creek Tank Farm, partially offset by higher terminal maintenance expenses and other environmental expenses in 2001. The $2.5 million increase in depreciation and amortization was primarily due to a $1.4 million write-off of refined product terminal equipment in 2001 and higher capital expenditures in 2001 than in 2000.

Western Pipeline System

Operating income for the Western Pipeline System was $7.4 million for the year ended December 31, 2001, a $3.7 million decrease from the prior year. This decrease was primarily the result of a $2.1 million decrease in gross margin, a $1.2 million increase in selling, general and administrative expenses, and a $0.4 million decrease in other income.

Sales and other operating revenue and cost of products sold and operating expenses decreased in 2001 compared with the prior year primarily due to a decline in the price of crude oil discussed earlier and lower revenue per barrel pipeline throughput, partially offset by higher lease acquisition volumes. The $2.1 million decrease in gross margin was primarily due to a decrease in crude oil pipeline gathering revenues. Depreciation and amortization increased $0.7 million to $4.5 million for 2001 compared with the prior year due to higher capital expenditures in 2001 compared with 2000.

The $1.2 million increase in selling, general and administrative expenses relates primarily to higher allocated costs from Sunoco for centralized corporate functions incurred on the Predecessor’s behalf as well as other general expenditures. Other income decreased $0.4 million due primarily to lower allocated insurance-related gains.

Liquidity and Capital Resources

General

Cash generated from operations and the Credit Facility are the Partnership’s primary sources of liquidity. At December 31, 2002, the Partnership had working capital of $33.2 million and $85.5 million available under the Credit Facility. In February 2003, the Credit Facility was amended to increase the aggregate committed sum to $200 million, increasing the amount available under the facility to $135.5 million. The Partnership’s working capital position is stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for crude oil inventories reflected in the balance sheets. The current replacement cost of all such inventories exceeded their carrying value at December 31, 2002 by $33.5 million. Management believes that the Partnership has sufficient liquid assets, cash from operations and borrowing capacity under its credit agreements to meet its financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated capital expenditures. However, the Partnership is subject to business and operations risks that could adversely effect its cash flow. The Partnership may supplement its cash generation with proceeds from financing activities, including borrowings under the Credit Facility and other borrowings and the issuance of additional common units.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for 2002 was $2.2 million compared with $27.2 million in 2001 and $79.1 million in 2000. The decline in net cash provided by operating activities of $25.0 million from 2002 to 2001 is primarily attributable to a $73.4 million increase in working capital for the year ended December 31, 2002 in comparison to a $33.6 million increase in working capital in 2001. The increase in working capital in 2002 is due to the replacement of working capital that was not contributed by Sunoco to the Partnership upon formation. The net proceeds of the IPO were used to replenish the working capital shortfall. The working capital not contributed consisted primarily of $81.0 million of affiliated company accounts receivable and $13.5 million of crude oil inventory. In addition to the working capital change between periods, there was also an increase in net income of $20.0 million to $46.8 million in 2002 and an increase in depreciation and amortization of $6.0 million to $31.3 million in 2002, partially offset by a decline of $8.1 million in deferred income tax expense.

Net cash provided by operating activities of $27.2 million for the year ended December 31, 2001 represents a $51.9 million decrease from 2000. The decline between periods is due to an increase in working capital in 2001 of $33.6 million in comparison to an decrease in working capital in 2000 of $24.3 million. The increase in working capital in 2001 was primarily the result of a decline in crude oil prices and its effect on receivables and payables from the purchase and sale of crude oil in the Western Pipeline System. During 2000, crude oil prices increased, which caused working capital to decline.

The inverse relationship between crude oil prices and the level of working capital exists because there are more crude oil payables than receivables and because of the use of the last-in, first-out method of accounting for crude oil inventories in the crude oil acquisition and marketing activities. Prior to the IPO in February 2002, crude oil payables exceeded crude oil receivables largely due to the absence of a crude oil receivable from Sunoco R&M. Receivables from Sunoco R&M were settled immediately through the net parent investment account. Upon completion of the IPO, payment terms in the crude oil supply contracts with Sunoco R&M resulted in crude oil receivables, lowering the net crude oil payable and reducing the impact of changes in crude oil prices on net cash provided by operating activities.

Net cash used in investing activities for the years ended December 31, 2000, 2001, and 2002 was $77.3 million, $73.1 million and $85.3 million, respectively. Capital expenditures were $57.9 million in 2000, $72.7 million in 2001, and $40.8 million in 2002. During 2002, the Partnership acquired equity ownership interests in four corporate joint venture pipeline companies for an aggregate purchase price of $64.5 million in cash and $0.1 million in Partnership common units, consisting of $54.0 million for a 31.5% equity ownership interest in Wolverine, a 9.2% interest in West Shore, and a 14.0% interest in Yellowstone and $10.6 million for a 43.8% interest in West Texas Gulf. The only other significant investing transaction in the three-year period was a loan to The Claymont Investment Company, a wholly-owned subsidiary of Sunoco, of $20.0 million in 2000, which was subsequently repaid in 2002.

Net cash provided by/(used in) financing activities for the years ended December 31, 2000, 2001, and 2002 was $(1.8) million, $45.8 million, and $116.9 million, respectively. In 2002, the Partnership received net proceeds of $96.5 million from the IPO, $64.5 million of borrowings under the Credit Facility to fund the acquisitions noted earlier, and $43.9 million of capital contributions from Sunoco, partially offset by a $50.0 million repayment of long-term debt due an affiliate, $26.9 million of distributions paid to unitholders and the general partner and net advances to affiliates of $10.7 million. In addition, net proceeds of $244.8 million from the issuance of the Senior Notes in conjunction with the IPO were distributed to Sunoco. For a more detailed discussion of the IPO and related transactions, see “Initial Public Offering” and “Senior Notes” in this section. The other significant transactions during 2000 and 2001 were contributions from/(distributions to) Sunoco and its affiliates of $(96.6) million and $91.1 million in 2000 and 2001, respectively, and net proceeds from/(repayments of) borrowings to The Claymont Investment Company of $95.0 million and $(45.0) million in 2000 and 2001, respectively.

Under the treasury services agreement entered into with Sunoco upon the closing of the IPO, the Partnership, among other things, participates in Sunoco’s centralized cash management program. Advances to an affiliate in the Partnership’s balance sheet at December 31, 2002 represent amounts due from Sunoco under this treasury services agreement. Prior to the IPO, The Claymont Investment Company served as a lender and borrower of funds to and from Sunoco and its subsidiaries, including the predecessor to the Partnership, to enable those entities to achieve their desired capital structures. Amounts owed to and due from The Claymont Investment Company under these financing arrangements included in the Predecessor’s balance sheets were not assumed by or contributed to the Partnership. Furthermore, subsequent to the IPO, the Partnership has not and will not engage in these types of financing arrangements with The Claymont Investment Company or any other subsidiary of Sunoco.

Capital Requirements

The pipeline, terminalling, and crude oil storage operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

•	Maintenance capital expenditures, such as those required to maintain equipment reliability, tankage, and pipeline integrity and safety, and to address environmental regulations; and

•	Expansion capital expenditures to acquire complementary assets to grow the business and to expand existing facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures for the years presented:

	Predecessor		Partnership and Predecessor
	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Maintenance	$39,067	$53,628	$27,934
Expansion	18,854	19,055	77,439	(1)

Total	$57,921	$72,683	$105,373

(1)	Includes the acquisition of the interests in four corporate joint venture pipeline companies in November 2002 for an aggregate purchase price of $64.6 million, including the issuance of $0.1 million in Partnership common units.

Total capital expenditures for the year ended December 31, 2002 were $105.4 million, an increase of approximately $40.1 million from the average annual outlays for the years ended December 31, 2000 and 2001. This increase was due to the acquisition of equity interests in Wolverine, West Shore and Yellowstone for $54.0 million and West Texas Gulf for $10.6 million, including issuance of Partnership common units for $0.1 million, in November 2002, partially offset by the absence of several one-time projects undertaken in 2000 and 2001. The projects were undertaken primarily to upgrade the Partnership’s technology, increase reliability, and lower its cost structure. These expenditures were not incurred in 2002 and are not expected to be incurred in the near future by the Partnership’s management. Management expects maintenance capital expenditures to be approximately $25.5 million in 2003.

In 2002, capital expenditures consisted of $27.9 million of maintenance capital, a $25.7 million decrease from 2001 expenditures of $53.6 million, and $77.4 million of expansion capital, a $58.3 million increase from 2001 expenditures of $19.1 million. Maintenance capital spending in 2002 primarily consisted of recurring expenditures such as pipeline integrity enhancements, pipeline relocations, renewal and replacement of terminal tank floors and roofs, repair or upgrade of field instrumentation, upgrade to cathodic protection systems, repair and upgrade to pump stations and the purchase of new crude oil transport trucks. In addition to these recurring projects, maintenance capital includes $2.6 million of expenditures at the Darby Creek Tank Farm and the

Marcus Hook Tank Farm for which the Partnership received reimbursement from Sunoco R&M under the terms of the Omnibus Agreement. In addition to the interests in the pipeline system acquisitions, expansion capital spending primarily consisted of the construction of two new tanks at the Nederland Terminal, which will add 1.3 million barrels of storage capacity and is expected to be operational by the second quarter of 2003, the construction of multiple vapor combustion units at the Nederland Terminal, and pipeline meter modifications in the Eastern Pipeline System to improve throughput efficiency.

Under the terms of the Omnibus Agreement, Sunoco R&M is required, among other things, to: reimburse the Partnership for any operating expenses and capital expenditures in excess of $8.0 million per year in each year from 2002 to 2006 that are made to comply with the DOT’s pipeline integrity management rule, subject to a maximum aggregate reimbursement of $15.0 million over the five-year period from the closing of the IPO; complete, at its expense, certain tank maintenance and inspection projects currently in progress or expected to be completed at the Darby Creek Tank Farm within one year; and reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements.

For the year ended December 31, 2002, the Partnership received $0.7 million from Sunoco R&M for maintenance capital expenditures and operating expenses incurred in excess of $8.0 million to comply with the DOT’s pipeline integrity management rule. For the year ended December 31, 2002, the Partnership also received $2.1 million from Sunoco R&M for maintenance capital expenditures for certain tank maintenance and inspection projects completed at the Darby Creek Tank Farm. For the year ended December 31, 2002, the Partnership also received $0.9 million from Sunoco R&M, consisting of $0.5 million for maintenance capital expenditures and $0.4 million for operating expenses, for expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. The aggregate amounts received of $3.7 million from Sunoco R&M related to these projects were recorded by the Partnership as capital contributions.

In 2000 and 2001, capital expenditures consisted of $46.3 million of average annual spending for maintenance capital, $18.4 million above 2002 amounts, and $19.0 million of average annual spending for expansion capital, $58.4 million below 2002 amounts. Maintenance capital expenditures in 2000 and 2001 consisted of several one-time projects to upgrade the Partnership’s technology, increase reliability, and lower its cost structure. These types of expenditures were not incurred in 2002 and are not expected to be incurred in the near future. These expenditures consisted of technology projects such as numerous automation projects, upgrades to metering systems, replacement of pipeline control systems, and enhancements to various software packages. One-time maintenance capital expenditures during these periods also consisted of asset upgrade projects such as relocating pipelines at the Philadelphia International Airport due to runway and terminal reconfigurations, rebuilds on three pump stations, replacement and upgrade of vapor recovery units at the product terminals and repair and upgrades on the crude oil transfer lines between Hog Island Wharf and the Darby Creek Tank Farm. The crude oil transfer lines, which were historically a part of Sunoco R&M’s refining business, did not meet pipeline standards and could not be internally inspected or maintained by conventional leak detection devices prior to completion of this project. Expansion capital expenditures in 2000 and 2001 consisted of several projects to create new tankage, increase throughput on existing pipelines, and build new connections for deliveries to customers. Management of the Partnership anticipates pursuing similar growth projects in the future.

The Partnership expects to fund capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of:

•	borrowing under the Credit Facility discussed below and other borrowings; and

•	issuance of additional common units.

Contractual Obligations

The following table sets forth the aggregate amount of long-term debt maturities and future annual rentals applicable to noncancellable operating leases at December 31, 2002 (in thousands):

	Year Ended December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$303	$303	$64,803	$303	$303	$252,963	$318,978
Operating leases	3,112	2,526	1,884	1,485	1,314	6,577	16,898

	$3,415	$2,829	$66,687	$1,788	$1,617	$259,540	$335,876

Initial Public Offering

On February 8, 2002, the Partnership issued 5.75 million common units (including 750,000 units issued pursuant to the underwriters’ over-allotment option), representing a 24.8% limited partnership interest, in an IPO at a price of $20.25 per unit. Proceeds from this offering, which totaled approximately $96.5 million net of underwriting discounts and offering expenses, were used to establish working capital that was not contributed by Sunoco.

Credit Facility

In conjunction with the IPO, Sunoco Logistics Partners Operations L.P., a wholly-owned subsidiary of the Partnership (the “Operating Partnership”), entered into a three-year $150.0 million Credit Facility. In February 2003, the Credit Facility was amended to add new lenders, and to increase the aggregate committed sum to $200 million. The Credit Facility is available to fund working capital requirements, to finance future acquisitions, and for general partnership purposes. It also includes a $20.0 million distribution sublimit that is available for distributions, and may be used to fund the quarterly distributions provided the total outstanding borrowings for distributions do not at any time exceed $20.0 million. The Partnership will be required to reduce to zero all borrowings under the distribution sublimit under the Credit Facility each year for 15 days. At December 31, 2002, there was $64.5 million drawn under the Credit Facility.

Obligations under the Credit Facility are unsecured. Indebtedness under the Credit Facility will rank equally with all the outstanding unsecured and unsubordinated debt of the Operating Partnership. All loans may be prepaid at any time without penalty subject to reimbursement of breakage and redeployment costs in the case of prepayment of LIBOR borrowings.

Indebtedness under the Credit Facility will bear interest, at the Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50% or the Bank of America prime rate (each plus the applicable margin). The interest rate on the borrowings outstanding under the Credit Facility as of December 31, 2002 was 2.12%. Fees will be incurred in connection with the Credit Facility. The Credit Facility will mature in January 2005. At that time, the facility will terminate and all outstanding amounts will be due and payable.

The credit agreement prohibits the Partnership from declaring distributions to unitholders if any event of default, as defined in the credit agreement, occurs or would result from the declaration of distributions. In addition, the Credit Facility contains various covenants limiting the Operating Partnership’s ability to:

•	incur indebtedness;

•	grant certain liens;

•	make certain loans, acquisitions, and investments;

•	make any material change to the nature of the business;

•	acquire another company; or

•	enter into a merger or sale of assets, including the sale or transfer of interests in the subsidiaries.

The Credit Facility also contains covenants requiring the maintenance on a rolling-four-quarter basis:

•	a ratio of up to 4.0 to 1 of consolidated total debt to consolidated EBITDA (each as defined in the credit agreement); and

•	an interest coverage ratio (as defined in the credit agreement) of at least 3.5 to 1.

For the year ended December 31, 2002, the Partnership’s ratio of total debt to EBITDA was 3.0 to 1 and the interest coverage ratio was 5.0 to 1.

Each of the following will be an event of default under the Credit Facility:

•	failure to pay any principal, interest, fees, or other amounts when due;

•	failure of any representation or warranty to be true and correct;

•	termination of any material agreement, including the pipelines and terminals storage and throughput agreement and the Omnibus Agreement;

•	default under any material agreement if such default could have a material adverse effect on the Partnership;

•	bankruptcy or insolvency events involving the Partnership, the general partner, or the subsidiaries;

•	the entry of monetary judgments, not covered or funded by insurance, against the Partnership, the general partner, or any of its subsidiaries in excess of $20.0 million in the aggregate or any non-monetary judgment having a material adverse effect;

•	the sale by Sunoco of a material portion of its refinery assets or other assets related to its agreements with the Partnership unless the purchaser of those assets has a minimum credit rating and fully assumes the rights and obligations of Sunoco under those agreements; and

•	failure by Sunoco to own, directly or indirectly, 51% of the general partnership interest in the Partnership or to control management and that of the Operating Partnership.

Senior Notes

Also in connection with the IPO, the Operating Partnership issued $250 million of Senior Notes, the net proceeds of which were distributed to Sunoco as additional consideration for its contribution of assets to the Partnership. The Senior Notes were issued pursuant to an indenture, and the obligations under the Senior Notes are unsecured. Indebtedness under the Senior Notes rank equally with the Credit Facility and all the outstanding unsecured and unsubordinated debt of the Operating Partnership. The Senior Notes and Credit Facility have been guaranteed by the Partnership and the Operating Partnership’s subsidiaries. The Senior Notes will mature on February 15, 2012 and bear interest at a rate of 7.25% per annum, payable semi-annually on February 15 and August 15, commencing August 15, 2002. The Senior Notes are redeemable, at the Partnership’s option, at a make-whole premium calculated on the basis of a discount rate equal to the yield on United States treasury notes having a constant maturity comparable to the remaining term of the Senior Notes, plus 25 basis points. The Senior Notes are not subject to any sinking fund provisions.

In addition, the Senior Notes contain various covenants limiting the Operating Partnership’s ability to:

•	incur certain liens;

•	engage in sale/leaseback transactions; or

•	merge, consolidate, or sell substantially all of its assets.

Each of the following is an event of default under the indenture governing the Senior Notes:

•	failure to pay interest on any note for 30 days;

•	failure to pay the principal of or any premium on any note when due;

•	failure to perform any other covenant in the indenture that continues for 60 days after being given written notice;

•	the acceleration of the maturity of any other debt of the Partnership or any of the subsidiaries or a default in the payment of any principal or interest in respect of any other indebtedness of the Partnership or any of the subsidiaries having an outstanding principal amount of $10.0 million or more individually or in the aggregate and such default shall be continuing for a period of 30 days; or

•	the bankruptcy, insolvency, or reorganization of the Operating Partnership.

Upon the occurrence of a change of control to a non-investment grade entity, the Operating Partnership must offer to purchase the Senior Notes at a price equal to 100% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase. The initial offering of the Senior Notes was not registered under the Securities Act. However, the Operating Partnership filed an exchange offer registration statement on SEC Form S-4 on April 11, 2002 and a first amendment on May 8, 2002 in connection with the registration of the exchange of the Senior Notes and the guarantees covering the Senior Notes. This registration statement was declared effective on June 28, 2002. The exchange offer was completed on August 2, 2002, with all $250 million aggregate principal amount of the Senior Notes being exchanged for a like principal amount of new publicly tradable notes having substantially identical terms issued pursuant to the exchange offer registration statement filed under the Securities Act of 1933, as amended.

Environmental Matters

Operation of the pipelines, terminals, and associated facilities are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment. As a result of compliance with these laws and regulations, liabilities have been accrued for estimated site restoration costs to be incurred in the future at the facilities and properties, including liabilities for environmental remediation obligations. Under the Partnership’s accounting policies, liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. For a discussion of the accrued liabilities and charges against income related to these activities, see Note 11 to the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Under the terms of the Omnibus Agreement and in connection with the contribution of assets by affiliates of Sunoco, Sunoco has agreed to indemnify the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed that arise from the operation of such assets prior to closing of the IPO. Sunoco is obligated to indemnify the Partnership for 100% of all losses asserted within the first 21 years of closing. Sunoco’s share of liability for claims asserted thereafter will decrease by 10% a year. For example, for a claim asserted during the twenty-third year after closing, Sunoco would be required to indemnify the Partnership for 80% of the loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. Any environmental and toxic tort liabilities not covered by this indemnity will be the Partnership’s responsibility. Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates, and the determination of the liability at multiparty sites, if any, in light of the number, participation levels, and financial viability of other parties. The Partnership has agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

The use of MTBE continues to be the focus of federal and state government attention due to public health and environmental issues that have been raised by the use of MTBE in gasoline, and specifically the discovery of MTBE in water supplies. MTBE is the primary oxygenate used by Sunoco R&M and other petroleum refiners to meet reformulated gasoline requirements under the Clean Air Act. Many states, including New York and Connecticut, have banned or restricted the use of MTBE in gasoline commencing as early as 2003 in response to concerns about MTBE’s adverse impact on ground or surface water. Other states are considering bans or restrictions on MTBE or opting out of the EPA’s reformulated gasoline program, either of which events would reduce the use of MTBE. Any ban or restriction on the use of MTBE may lead to the greater use of ethanol.

Another significant environmental uncertainty relates to Sunoco R&M’s potential capital expenditures to comply with new fuel specifications required under the Clean Air Act, and to respond to the EPA’s enforcement initiative under the authority of the Clean Air Act, including the notices of violation and findings of violations recently received by Sunoco R&M. It is uncertain what Sunoco or Sunoco R&M’s responses to these emerging issues will be. The Partnership cannot assure you that those responses will not reduce Sunoco R&M’s obligations under the pipelines and terminals storage and throughput agreement, thereby reducing the throughput in the pipelines and the cash flow. Unlike MTBE, which can be blended in gasoline at the refinery, ethanol is blended at the terminal and is not transported by the pipelines. While many of the inland-refined product terminals currently blend ethanol, any revenues the Partnership would receive for blending ethanol might not offset the loss of revenues that would be suffered from the reduced volume transported on the Eastern refined product pipelines.

For more information concerning environmental matters, please see Item 1. “Business—Environmental Regulation.”

Impact of Inflation

Although the impact of inflation has slowed in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant, and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation, and existing agreements, the Partnership has and will continue to pass along increased costs to customers in the form of higher fees.

Critical Accounting Policies

A summary of the Partnership’s significant accounting policies is included in Note 1 to the financial statements included in Item 8 “Financial Statements and Supplementary Data.” Management believes that the application of these policies on a consistent basis enables it to provide the users of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of the Partnership’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include long-lived assets and environmental remediation activities. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which the Partnership’s financial statements are prepared at any given point in time. Despite these inherent limitations, management believes the Partnership’s Management’s Discussion and Analysis and financial statements provide a meaningful and fair perspective of the Partnership. Management has reviewed the estimates affecting its critical accounting policies with the Audit Committee of Sunoco Partners LLC’s Board of Directors.

Long-Lived Assets.    The cost of property, plants and equipment, less estimated salvage value, is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. There have been no significant changes in the useful lives of the Partnership’s plants and equipment to be recognized prospectively during the 2000-2002 period.

Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such events and circumstances include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing the Partnership’s services or for the Partnership’s products; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are described under “Forward Looking Statements”, which can be found after the Table of Contents at the front of the document.

A long-lived asset is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. It is also difficult to precisely estimate fair market value because quoted market prices for the Partnership’s long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment.

The Partnership had asset impairments of $1.4 million and $6.3 million for the years ended December 31, 2001 and 2002. There were no asset impairments for the year ended December 31, 2000. During 2002, the Partnership recorded a $6.3 million provision to write-down an idled refined product pipeline in the Eastern Pipeline System and a related terminal. These assets were idled as a result of a long-term agreement entered into by the Partnership in December 2002 to lease throughput capacity on a third-party refined product pipeline which allowed it to provide substantially the same service as existed on the idled pipeline while reducing operating expenses. During 2001, the Predecessor recorded a $1.4 million charge to write-off obsolete refined product terminal equipment due to the purchase of technologically advanced units. These provisions were recorded within depreciation and amortization in the statements of income in the financial statements. For further discussion of these asset impairments, see Note 4 to the financial statements included in Item 8 “Financial Statements and Supplementary Data.”

Environmental Remediation.    The operation of the Partnership’s pipelines, terminals and associated facilities are subject to numerous federal, state and local laws and regulations which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. As a result of compliance with these laws and regulations, site restoration costs have been and will be incurred in the future at the Partnership’s facilities and properties, including liabilities for environmental remediation obligations.

At December 31, 2002, the Partnership’s accrual for environmental remediation activities was $0.5 million. This accrual is for work at identified sites where an assessment has indicated that cleanup costs are probably and reasonably estimable. The accrual is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” requires that the minimum of the range be accrued unless some other point or points in the range are more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent their occurrence is probable and reasonably estimable.

Management believes that none of the current remediation locations are material, individually or in the aggregate, to the Partnership at December 31, 2002. As a result, the Partnership’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact several of the Partnership’s facilities. As a result, from time to time, significant charges against income for environmental remediation may occur.

At December 31, 2001, the Predecessor’s accrual for environmental remediation activities was $16.3 million. Under the terms of the Omnibus Agreement and in connection with the contribution of the Predecessor to the Partnership by affiliates of Sunoco, Sunoco has retained those liabilities in connection with its agreement to indemnify the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed that arise from the operation of such assets prior to closing of the IPO. Sunoco is obligated to indemnify the Partnership for 100% of all losses asserted within the first 21 years of closing. Sunoco’s share of liability for claims asserted thereafter will decrease by 10% a year. For example, for a claim asserted during the twenty-third year after closing, Sunoco would be required to indemnify the Partnership for 80% of the loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. Any environmental and toxic tort liabilities not covered by this indemnity will be the Partnership’s responsibility. The Partnership has agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

In summary, total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost sharing arrangements with other potentially responsible parties and the nature and extent of future environmental laws, inflation rates and the determination of the Partnership’s liability at the sites, if any, in the light of the number, participation level and financial viability of other parties.

New Accounting Pronouncements

In August 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), was issued. This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of the fair value of the liability can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. Under existing accounting principles, a liability for an asset retirement obligation is recognized using a cost-accumulation measurement approach. The Partnership is adopting SFAS No. 143 effective January 1, 2003 when adoption is mandatory. Adoption of SFAS No. 143 is not expected to have a significant impact on the Partnership’s financial statements.

In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), was issued. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than at the plan commitment date if the benefit arrangement requires employees to render future service beyond a “minimum retention period.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 could result in the deferral of recognition of costs associated with restructuring plans initiated in periods subsequent to December 31, 2002 from the date the Partnership commits to the plan to the date that it incurs a liability for the costs. As SFAS No. 146 only applies to prospective items, the Partnership is unable to determine the impact, if any, that adoption of SFAS No. 146 would have on its future financial position or results of operations.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. As FASB Interpretation No. 45 only applies to prospective transactions, the Partnership is unable to determine the impact, if any, that adoption of the accounting recognition provisions of FASB Interpretation No. 45 would have on its future financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage such exposure, inventory levels and expectations of future commodity prices and interest rates are monitored when making decisions with respect to risk management. The Partnership has not entered into derivative transactions that would expose it to price risk.

The $150 million Credit Facility, with outstanding borrowings at December 31, 2002 of $64.5 million, would expose the Partnership to interest rate risk, since it bears interest at a variable rate (2.12% at December 31, 2002). A one percent change in interest rates changes annual interest expense by approximately $645,000. In February 2002, the Credit Facility was amended to increase the aggregate committed sum to $200 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of

Sunoco Partners LLC:

We have audited the accompanying balance sheets of Sunoco Logistics Partners L.P. (the “Partnership”) as of December 31, 2002 and 2001 and the related statements of income and partners’ capital/net parent investment and cash flows for each of the three years in the period ended December 31, 2002. These financial statements, which reflect the cost-basis accounts of Sunoco Logistics (Predecessor), the predecessor to the Partnership, are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunoco Logistics Partners L.P. at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2002 the Partnership changed its method of accounting for goodwill and other indefinite-lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142.

ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 14, 2003

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF INCOME

(in thousands, except units and per unit amounts)

	Predecessor		Partnership and Predecessor
	Year Ended December 31,
	2000	2001	2002
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$1,301,079	$1,067,182	$1,147,721
Unaffiliated customers	507,532	545,822	676,307
Other income	5,574	4,774	6,904

Total Revenues	1,814,185	1,617,778	1,830,932
Costs and Expenses
Cost of products sold and operating expenses	1,699,541	1,503,156	1,690,896
Depreciation and amortization (Note 4)	20,654	25,325	31,334
Selling, general and administrative expenses	34,683	35,956	43,073

Total Costs and Expenses	1,754,878	1,564,437	1,765,303

Operating Income	59,307	53,341	65,629
Net interest cost paid to affiliates (Note 3)	11,537	11,727	1,205
Other interest cost and debt expense, net	426	393	17,390
Capitalized interest	(1,659)	(1,140)	(1,296)

Income before income tax expense	49,003	42,361	48,330
Income tax expense (Note 5)	18,483	15,594	1,555

Net Income	$30,520	$26,767	$46,775

Allocation of 2002 Net Income:
Portion applicable to January 1 through February 7, 2002 (period prior to initial public offering)			$3,421
Portion applicable to February 8 through December 31, 2002			43,354

Net Income			$46,775

Calculation of Limited Partners’ interest in Net Income:
Net Income			$43,354
Less: General Partners’ interest in Net Income			867

Limited Partners’ interest in Net Income			$42,487

Net Income per Limited Partner unit for the period from February 8, 2002 through December 31, 2002:
Basic			$1.87

Diluted			$1.86

Weighted average Limited Partners’ units outstanding (Note 6):
Basic			22,767,899

Diluted			22,785,407

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

BALANCE SHEETS

(in thousands)

	Predecessor	Partnership
	December 31,
	2001	2002
Assets
Current Assets
Cash and cash equivalents	$—	$33,840
Advances to affiliates (Note 3)	—	10,716
Accounts receivable, affiliated companies (Note 3)	6,245	105,466
Accounts receivable, net	151,264	251,071
Note receivable from affiliate (Note 3)	20,000	—
Inventories (Note 7)	20,606	25,744
Deferred income taxes (Note 5)	2,821	—

Total Current Assets	200,936	426,837
Properties, plants and equipment, net (Note 8)	566,359	573,514
Investment in affiliates (Note 9)	27	65,733
Deferred charges and other assets	21,879	27,796

Total Assets	$789,201	$1,093,880

Liabilities and Partners’ Capital / Net Parent Investment
Current Liabilities
Accounts payable	$235,061	$356,977
Accrued liabilities	26,628	25,090
Current portion of long-term debt due affiliate (Note 3)	75,000	—
Current portion of long-term debt (Note 10)	228	303
Taxes payable	20,373	11,273

Total Current Liabilities	357,290	393,643
Long-term debt due affiliate (Note 3)	65,000	—
Long-term debt (Note 10)	4,553	317,142
Deferred income taxes (Note 5)	78,140	—
Other deferred credits and liabilities	9,325	745
Commitments and contingent liabilities (Note 11)
Partners’ Capital:
Limited partners’ interest	—	376,632
General partner’s interest	—	5,718
Net parent investment (Note 12)	274,893	—

Total Liabilities and Partners’ Capital / Net Parent Investment	$789,201	$1,093,880

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor		Partnership and Predecessor
	Year Ended December 31,
	2000	2001	2002
Cash Flows from Operating Activities:
Net Income	$30,520	$26,767	$46,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,654	25,325	31,334
Deferred income tax expense	5,340	8,813	675
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	2,253	508	(99,221)
Accounts receivable, net	(70,052)	106,780	(102,253)
Inventories	(6,014)	(1,923)	(12,127)
Accounts payable and accrued liabilities	96,408	(140,340)	135,244
Taxes payable	1,668	1,415	4,972
Other	(1,661)	(107)	(3,188)

Net cash provided by operating activities	79,116	27,238	2,211

Cash Flows from Investing Activities:
Capital expenditures	(57,921)	(72,683)	(40,782)
Net cash paid for acquisitions	—	—	(64,491)
Collection of/(loan to) affiliate	(20,000)	—	20,000
Other	629	(396)	—

Net cash used in investing activities	(77,292)	(73,079)	(85,273)

Cash Flows from Financing Activities:
Distributions paid to unitholders and general partner	—	—	(26,949)
Net proceeds from issuance of common units to the public	—	—	96,468
Advances to affiliates, net	—	—	(10,716)
Net borrowings under credit facility	—	—	64,500
Repayments of long-term debt	(244)	(262)	(303)
Proceeds / (repayments) from issuance of long-term debt to affiliate	50,000	—	(50,000)
Net proceeds from issuance of long-term debt	—	—	244,788
Special distribution to Sunoco	—	—	(244,788)
Contributions from / (distributions to) Sunoco	(96,580)	91,103	43,902
Net proceeds from / (repayments of) short-term borrowings due affiliate	45,000	(45,000)	—

Net cash provided by / (used in) financing activities	(1,824)	45,841	116,902

Net change in cash and cash equivalents	—	—	33,840
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$33,840

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF PARTNERS’ CAPITAL/NET PARENT INVESTMENT

(in thousands, except unit amounts)

	Net Parent Investment	Partners’ Capital					Total Partners’ Capital/ Net Parent Investment
		Limited Partners				General Partner
		Common		Subordinated
	$	Units	$	Units	$	$	$
Balance at January 1, 2000	$223,083	—	$—	—	$—	$—	$223,083
Net income	30,520	—	—	—	—	—	30,520
Distribution to Sunoco	(96,580)	—	—	—	—	—	(96,580)

Balance at December 31, 2000	$157,023	—	$—	—	$—	$—	$157,023
Net income	26,767	—	—	—	—	—	26,767
Contribution from Sunoco	91,103	—	—	—	—	—	91,103

Balance at December 31, 2001	$274,893	—	$—	—	$—	$—	$274,893
Net income applicable to the period from January 1 through February 7, 2002	3,421	—	—	—	—	—	3,421
Contribution from Sunoco	40,217	—	—	—	—	—	40,217
Adjustment to reflect net liabilities not contributed by Sunoco to the Partnership (Note 12)	190,887	—	—	—	—	—	190,887
Special distribution to Sunoco	(244,788)	—	—	—	—	—	(244,788)

Net assets contributed by Sunoco	264,630	—	—	—	—	—	264,630
Allocation of net assets contributed by Sunoco	(264,630)	5,633,639	85,855	11,383,639	173,482	5,293	—
Issuance of common units to the public (Note 2)	—	5,750,000	96,468	—	—	—	96,468
Issuance of units to Sunoco in partial consideration for West Texas Gulf Acquisition (Note 14)	—	4,515	100	—	—	2	102
Contribution from Sunoco (Note 3)	—	—	1,539	—	3,111	95	4,745
Net income applicable to the period from February 8 through December 31, 2002	—	—	21,248	—	21,239	867	43,354
Cash distributions	—	—	(13,205)	—	(13,205)	(539)	(26,949)

Balance at December 31, 2002	$—	11,388,154	$192,005	11,383,639	$184,627	$5,718	$382,350

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Combination / Consolidation

Sunoco Logistics Partners L.P. (the “Partnership”) is a Delaware limited partnership formed by Sunoco, Inc. in October 2001 to acquire, own and operate a substantial portion of Sunoco, Inc.’s logistics business, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast, Midwest and Southwest United States (collectively, “Sunoco Logistics (Predecessor)” or the “Predecessor”).

The accompanying financial statements reflect the historical cost-basis accounts of the Predecessor for periods prior to February 8, 2002, the closing date of the Partnership’s initial public offering (the “IPO”—see Note 2), and include charges from Sunoco, Inc. and its subsidiaries (collectively, “Sunoco”) for direct costs and allocations of indirect corporate overhead. Management of the Partnership believes that the allocation methods are reasonable, and that the allocations are representative of the costs that would have been incurred on a stand-alone basis. Beginning on February 8, 2002, the financial statements reflect the consolidated financial statements of the Partnership and its subsidiaries. Equity ownership interests in corporate joint ventures, which are not consolidated, are accounted for under the equity method.

Description of Business

Most of the assets of the Partnership support Sunoco refining and marketing operations which are conducted primarily by Sunoco (R&M) (“Sunoco R&M”). The Partnership operates in three principal business segments: Eastern Pipeline System, Terminal Facilities and Western Pipeline System.

The Eastern Pipeline System transports refined products in the Northeast and Midwest largely for Sunoco R&M’s Philadelphia, PA, Marcus Hook, PA and Toledo, OH refineries. The Eastern Pipeline System also transports crude oil on a pipeline in Ohio and Michigan that supplies both Sunoco R&M’s Toledo refinery and third-party refineries. This segment also includes an interrefinery pipeline between Sunoco R&M’s Marcus Hook and Philadelphia refineries and the equity interest in Explorer Pipeline Company (“Explorer”), which transports refined products from the Gulf Coast to numerous terminals throughout the Midwest. During November 2002, the Partnership acquired an equity ownership interest in three Midwestern and Western United States refined product pipelines, consisting of 31.5% of Wolverine Pipe Line Company (“Wolverine”), 9.2% of West Shore Pipe Line Company (“West Shore”), and 14.0% of Yellowstone Pipe Line Company (“Yellowstone”) (see Note 14).

The Terminal Facilities segment includes a network of 32 refined product terminals in the Northeast and Midwest that distribute products primarily to Sunoco R&M’s retail outlets, an 11.2 million-barrel marine crude oil terminal on the Texas Gulf Coast and a one million barrel liquefied petroleum gas (“LPG”) storage facility near Detroit, MI. This segment also owns and operates one inland and two marine crude oil terminals and the related storage facilities and pipelines that supply all of the crude oil processed by Sunoco R&M’s Philadelphia refinery. Finally, this segment includes a two million barrel refined product storage terminal in Marcus Hook, PA that is used by Sunoco R&M’s Marcus Hook refinery to source barrels to the Partnership’s pipelines.

The Western Pipeline System acquires, transports and markets crude oil principally in Oklahoma and Texas for Sunoco R&M’s Tulsa, OK and Toledo, OH refineries and also for other customers. During November 2002, the Partnership acquired a 43.8% equity ownership interest in West Texas Gulf Pipe Line Company (“West Texas Gulf”), a crude oil pipeline company located in Texas (see Note 14), from Sunoco.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

Revenue Recognition

Crude oil gathering and marketing revenues are recognized when title to the crude oil is transferred to the customer. Revenues are not recognized for crude oil exchange transactions which are entered into primarily to acquire crude oil of a desired quality or to reduce transportation costs by taking delivery closer to the Partnership’s end markets. Any net differential for exchange transactions is recorded as an adjustment of inventory costs in the purchases component of cost of products sold and operating expenses in the statements of income. Such amounts are not deemed to be material. Terminalling and storage revenues are recognized at the time the services are provided. Pipeline revenues are recognized upon delivery of the barrels to the location designated by the shipper.

Affiliated revenues consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco R&M. Sales of crude oil to affiliates are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues from affiliates are generally determined using posted tariffs. Prior to January 1, 2002, affiliated revenues from terminalling and storage were generally equal to all of the costs incurred for these activities, including operating, maintenance and environmental remediation expenditures. Concurrent with the closing of the IPO, the Partnership entered into a pipelines and terminals storage and throughput agreement with Sunoco under which the Partnership is charging Sunoco fees for services provided under these agreements comparable to those charged in arm’s-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco has agreed to pay the Partnership a minimum level of revenue for transporting and terminalling refined products. Sunoco also has agreed to minimum throughputs of refined products and crude oil in the Partnership’s Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines. Fee arrangements consistent with this contract, generally effective January 1, 2002, were used as the basis for the transfer prices used in the preparation of Sunoco’s segment information. Accordingly, such fees are generally reflected in the financial statements beginning on January 1, 2002.

Cash Equivalents

The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market accounts.

Accounts Receivable, net

Accounts receivable represent valid claims against non-affiliated customers (see Note 3 for affiliated receivables) for products sold or services rendered. The Partnership extends credit terms to certain customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and reserves are recorded for doubtful accounts based upon management’s estimate of collectibility at the time of review. The following shows the activity in the allowance for doubtful accounts for the three-year period ended December 31, 2002:

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Predecessor		Partnership and Predecessor
	2000	2001	2002
	(in thousands)
Balance at January 1	$—	$—	$—
Amounts charged to expense	—	—	500

Balance at December 31	$—	$—	$500

Inventories

Inventories are valued at the lower of cost or market. Crude oil inventory cost has been determined using the last-in, first-out method (“LIFO”). Under this methodology, the cost of products sold consists of the actual crude oil acquisition costs of the Partnership. Such costs are adjusted to reflect increases or decreases in crude oil inventory quantities, which are valued based on the changes in the LIFO inventory layers. Prior to February 8, 2002, the IPO date, crude oil inventory amounts reflected an allocation to the Predecessor by Sunoco R&M of the Predecessor’s share of Sunoco R&M’s crude oil inventory, the cost of which has been determined under the LIFO method. The cost of materials, supplies and other inventories is determined using principally the average cost method.

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Additions to properties, plants and equipment, including replacements and improvements, are recorded at cost. Repair and maintenance expenditures are charged to expense as incurred. Depreciation is provided principally using the straight-line method based on the estimated useful lives of the related assets. For certain interstate pipelines, the depreciation rate is applied to the net asset value based on FERC requirements. When FERC-regulated property, plant and equipment is retired or otherwise disposed of, the cost less net proceeds is charged to accumulated depreciation and amortization, except that gains and losses for those groups are reflected in other income in the statements of income for unusual disposals. Gains and losses on the disposal of non-FERC properties, plants and equipment are reflected in other income in the statements of income.

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds was 8.1%, 7.8%, and 7.3% for 2000, 2001, and 2002, respectively. During the years ended December 31, 2000, 2001 and 2002, the amount of interest capitalized was $1.7 million, $1.1 million, and $1.3 million, respectively.

Impairment of Long-Lived Assets

Long-lived assets other than those held for sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair market value less cost to sell the assets. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Lived Assets,” (“SFAS No. 144”) which, among other things, changed the criteria that would have to be met to classify an asset as held for sale. SFAS No. 144 had no impact on the Partnership’s financial statements during 2002.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of the purchase price over fair value of net assets acquired, is presented net of accumulated amortization within deferred charges and other assets on the balance sheets. At December 31, 2001 and 2002, the Partnership had $16.2 million of unamortized goodwill.

Effective January 1, 2002, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), was adopted. SFAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. The Partnership ceased amortizing goodwill and indefinite-lived intangible assets effective January 1, 2002 and determined during 2002 that their value is not impaired. Prior to January 1, 2002, goodwill and indefinite-lived intangible assets were amortized on a straight-line basis over their estimated useful lives. The following table sets forth the reconciliation of net income as reported to net income as adjusted to exclude amortization of goodwill and indefinite-lived intangible assets (in thousands of dollars):

	Predecessor		Partnership and Predecessor
	Year Ended December 31,
	2000	2001	2002
Net income, as reported	$30,520	$26,767	$46,775

Add back:
goodwill amortization	543	586	—
indefinite-lived intangible asset amortization	265	300	—

Net income, as adjusted	$31,328	$27,653	$46,775

Deferred financing fees of $3.1 million, net of accumulated amortization of $0.4 million, as of December 31, 2002 were included within deferred charges and other assets on the balance sheets. Amortization expense was $0.4 million for the year ended December 31, 2002 was included within other interest cost and debt expense on the statements of income. The Partnership amortizes deferred financing fees over the life of the respective debt agreement.

Investment in Affiliates

Investments in affiliates, which consist of corporate joint ventures, are accounted for under the equity method of accounting as required by Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). Under this method, an investment is carried at acquisition cost, increased for the equity in income or decreased for the equity in loss from the date of acquisition, and reduced for dividends received.

The Partnership allocates its excess investment cost over its equity in the net assets of affiliates to the underlying tangible and intangible assets of the corporate joint ventures. These amounts are then amortized using the straight-line method over the remaining estimated useful lives of the assets in accordance with APB 18. The amortization of these amounts are included within depreciation and amortization in the statements of income.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Environmental Remediation

The Partnership accrues environmental remediation costs for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are undiscounted and are based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. If a range of probable environmental cleanup costs exists for an identified site, the minimum of the range is accrued unless some other point or points in the range are more likely, in which case the more likely amount in this range is accrued.

Income Taxes

For the period prior to the IPO, the Predecessor is included in the consolidated federal income tax return filed by Sunoco. However, the provision for federal income taxes included in the statements of income and the deferred tax amounts reflected in the balance sheet have been determined on a separate-return basis. Any current federal income tax amounts due on a separate-return basis were settled with Sunoco through the net parent investment account. Effective upon the closing date of the IPO, substantially all income taxes are the responsibility of the unitholders and not the Partnership.

Long Term Incentive Plan

The Partnership follows Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” which allows the recognition of compensation expense for stock-based compensation arrangements based on the fair value of the equity instrument (see Note 13).

New Accounting Principles

In August 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), was issued. This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. Under existing accounting principles, a liability for an asset retirement obligation is recognized using a cost-accumulation measurement approach. The Partnership is adopting SFAS No. 143 effective January 1, 2003 when adoption is mandatory. Adoption of SFAS No. 143 is not expected to have a significant impact on the Partnership’s financial statements.

In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), was issued. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than at the plan commitment date if the benefit arrangement requires employees to render future service beyond a “minimum retention period.” The provisions of  SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 could result in the deferral of recognition of costs associated with restructuring plans initiated in periods subsequent to December 31, 2002 from the date the Partnership commits to the plan to the date that it

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

incurs a liability for the costs. As SFAS No. 146 only applies to prospective items, the Partnership is unable to determine the impact, if any, that adoption of SFAS No. 146 would have on its future financial position or results of operations.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), was issued. The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. As FASB Interpretation No. 45 only applies to prospective transactions, the Partnership is unable to determine the impact, if any, that adoption of the accounting recognition provisions of FASB Interpretation No. 45 would have on its future financial position or results of operations.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

2.    The Initial Public Offering

On February 8, 2002, Sunoco, through its subsidiary, Sunoco Partners LLC, the general partner of the Partnership, contributed the Predecessor to the Partnership in exchange for: (i) a 2% general partner interest in the Partnership; (ii) incentive distribution rights (as defined in the Partnership Agreement); (iii) 5,633,639 common units; (iv) 11,383,639 subordinated units; and (v) a special interest representing the right to receive from the Partnership, on the closing of the IPO, the net proceeds from the issuance of $250 million of ten-year senior notes (the “Senior Notes”) by Sunoco Logistics Partners Operations L.P., a wholly-owned subsidiary of the Partnership (the “Operating Partnership”), which totalled $244.8 million. The Partnership concurrently issued 5,750,000 common units (including 750,000 units issued pursuant to the underwriters’ over-allotment option), representing a 24.8% limited partnership interest in the Partnership, in an IPO at a price of $20.25 per unit. Proceeds from the IPO, which totalled $96.5 million net of underwriting discounts and offering expenses, were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco.

3.    Related Party Transactions

Prior to the IPO, substantially all of the related party transactions discussed below were settled immediately through the net parent investment account. Subsequent to the IPO, normal trade terms apply to transactions with Sunoco as described in various agreements discussed below which were entered into concurrent with the IPO.

Advances to Affiliate

The Partnership entered into a treasury services agreement with Sunoco at the closing of the IPO pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership’s revolving credit facility (see Note 10).

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accounts Receivable, Affiliated Companies

Affiliated revenues in the statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco R&M. Sales of crude oil are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues are generally determined using posted tariffs. Prior to January 1, 2002, revenues from terminalling and storage were generally equal to all of the costs incurred for these activities, including operating, maintenance and environmental remediation expenditures. Concurrent with the closing of the IPO, the Partnership entered into a pipelines and terminals storage and throughput agreement and various other agreements with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under these agreements comparable to those charged in arm’s-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco R&M has agreed to pay the Partnership a minimum level of revenues for transporting and terminalling refined products. Sunoco R&M also has agreed to minimum throughputs of refined products and crude oil in the Partnership’s Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines. Effective January 1, 2002 for most terminals, fee arrangements consistent with this contract were used as the basis for the transfer prices to be used in preparation of Sunoco’s segment information. Accordingly, such fees for most terminals are reflected in the financial statements beginning on January 1, 2002.

Under various other agreements entered into at the closing of the IPO, Sunoco R&M is, among other things, purchasing from the Partnership, at market-based rates, particular grades of crude oil that the Partnership’s crude oil acquisition and marketing business purchases for delivery to pipelines in: Longview, Trent, Tye, and Colorado City, Texas; Haynesville, Louisiana; Marysville and Lewiston, Michigan; and Tulsa, Oklahoma. At Marysville and Lewiston, Michigan, the Partnership exchanges Michigan sweet and Michigan sour crude oil it owns for domestic sweet crude oil supplied by Sunoco R&M at market-based rates. The initial term of these agreements was two months. These agreements have automatically renewed on a monthly basis unless terminated by either party on 30 days’ written notice. Sunoco R&M has also agreed to lease from the Partnership the 58 miles of interrefinery pipelines between Sunoco R&M’s Philadelphia and Marcus Hook refineries for a term of 20 years.

Selling, general and administrative expenses in the statements of income include costs incurred by Sunoco for the provision of centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services. Prior to the closing of the IPO, such expenses were based on amounts negotiated between the parties, which approximated Sunoco’s cost of providing such services.

Under an omnibus agreement (“Omnibus Agreement”) with Sunoco that the Partnership entered into at the closing of the IPO, Sunoco provides centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services for three years for an annual administrative fee initially in the amount of $8.0 million, which may be increased in the second and third years following the IPO by the lesser of 2.5% or the consumer price index for the applicable year. These costs may also increase if the Partnership makes an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco. The annual fee includes expenses incurred by Sunoco to perform the centralized corporate functions described above. This fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the premiums incurred. This fee also does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits. The Partnership is reimbursing Sunoco for these costs and other direct expenses incurred on the Partnership’s behalf. Selling, general and administrative expenses

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

in the statements of income include costs related to the provision of these services and allocation of shared insurance costs of $10.1 million, $10.8 million and $10.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

The Partnership entered into a license agreement at the closing of the IPO with Sunoco and certain of its affiliates, including its general partner, Sunoco Partners LLC, pursuant to which the Partnership granted to Sunoco Partners LLC a license to the Partnership’s intellectual property so that Sunoco Partners LLC can manage the Partnership’s operations and create intellectual property using the Partnership’s intellectual property. Sunoco Partners LLC will assign to the Partnership the new intellectual property it creates in operating the Partnership’s business. Sunoco Partners LLC has also licensed to the Partnership certain of its own intellectual property for use in the conduct of the Partnership’s business and the Partnership licensed to Sunoco Partners LLC certain of the Partnership’s intellectual property for use in the conduct of its business. The license agreement also grants to the Partnership a license to use the trademarks, trade names, and service marks of Sunoco in the conduct of the Partnership’s business.

Allocated Sunoco employee benefit plan expenses for employees who work in the pipeline, terminalling, storage and crude oil gathering operations, including senior executives, include non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits. The Partnership’s and Predecessor’s share of allocated Sunoco employee benefit plan expenses was $18.7 million, $19.6 million and $19.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. These expenses are reflected primarily in cost of products sold and operating expenses in the statements of income. In connection with the transfer of the Predecessor’s operations to the Partnership, these employees, including senior executives, became employees of the Partnership’s general partner or its affiliates, wholly-owned subsidiaries of Sunoco. The Partnership has no employees.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Long-term Debt due Affiliate

The Partnership did not assume any long-term debt to affiliate at the date of the IPO. The Predecessor had the following notes payable to Sunoco (in thousands of dollars):

Predecessor
December 31, 2001
Variable-rate note due 2002 (5.12% at December 31, 2001)	$50,000
Variable-rate note due 2002 (4.75% at December 31, 2001)	25,000
Variable-rate note due 2004 (4.75% at December 31, 2001)	25,000
Variable-rate note due 2005 (4.75% at December 31, 2001)	40,000

140,000
Less: current portion	75,000

$65,000

The 5.12% note bore interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service, while the 4.75% notes bore interest based on the prime rate. This debt was not assumed by the Partnership. Cash payments for interest in regards to the debt to affiliate, net of capitalized interest (see Note 1), were $10.3 million, $12.1 million and $0.7 million in 2000, 2001 and 2002, respectively.

Capital Contributions

The Omnibus Agreement requires Sunoco R&M to: reimburse the Partnership for any operating expenses and capital expenditures in excess of $8.0 million per year in each year from 2002 to 2006 that are made to comply with the U.S. Department of Transportation’s (“DOT”) pipeline integrity management rule, subject to a maximum aggregate reimbursement of $15.0 million over the five-year period from the closing of the IPO; complete, at its expense, certain tank maintenance and inspection projects currently in progress or expected to be completed at the Darby Creek Tank Farm within one year from the closing of the IPO; and reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements.

For the year ended December 31, 2002, the Partnership received $0.7 million from Sunoco R&M for maintenance capital expenditures and operating expenses incurred in excess of $8.0 million to comply with DOT’s pipeline integrity management rule. For the year ended December 31, 2002, the Partnership also received $2.1 million from Sunoco R&M for maintenance capital expenditures for certain tank maintenance and inspection projects completed at the Darby Creek Tank Farm. For the year ended December 31, 2002, the Partnership also received $0.9 million from Sunoco R&M consisting of $0.5 million for maintenance capital expenditures and $0.4 million for operating expenses, for expenditures at the Marcus Hook Tank Farm and the Darby Creek Farm to maintain compliance with existing industry standards and regulatory requirements. The aggregate amount received from Sunoco R&M of $3.7 million related to these projects was recorded by the Partnership as a capital contribution.

On November 15, 2002, the Partnership acquired an equity ownership interest in an entity for $10.6 million from Sunoco (see Note 14). Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of $11.7 million rather than the acquisition price of $10.6 million. The additional $1.1 million was recorded by the Partnership as a capital contribution.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Write-Down of Assets

During 2002, the Partnership recorded a $6.3 million provision to write-down an idled refined product pipeline in the Eastern Pipeline System and a related terminal. These assets were idled as a result of a long-term agreement entered into by the Partnership in December 2002 to lease throughput capacity on a refined product pipeline which allowed it to provide substantially the same service as existed on the idled pipeline while reducing operating expenses. This provision was recorded within depreciation and amortization in the statements of income (see Note 17 for segment information).

In December 2001, the Predecessor recorded a $1.4 million charge to write-off refined product terminal equipment. This provision was recorded within depreciation and amortization in the statements of income (see Note 17 for segment information).

5.    Income Taxes

As discussed in Note 1, substantially all income taxes are the responsibility of the unitholders and not the Partnership as of February 8, 2002 (the date of the IPO). However, prior to February 8, 2002, the Predecessor was included in the consolidated federal income tax return filed by Sunoco, prepared on a separate-return basis.

The components of income tax expense are as follows (in thousands of dollars):

	Predecessor
	2000	2001	2002
Income taxes currently payable:
U.S. federal	$10,965	$5,657	$841
State	2,178	1,124	39

	13,143	6,781	880

Deferred taxes:
U.S. federal	4,455	7,352	616
State	885	1,461	59

	5,340	8,813	675

	$18,483	$15,594	$1,555

The reconciliation of income tax expense at the U.S. statutory rate to income tax expense is as follows (in thousands of dollars):

	Predecessor
	2000	2001	2002
Income tax expense at the U.S. statutory rate of 35%	$17,151	$14,826	$1,742	(1)
Increase (reduction) in income taxes resulting from:
State income taxes net of Federal income tax effects	1,991	1,680	64
Dividend exclusion for joint venture pipeline operations	(923)	(1,059)	(262)
Other	264	147	11

	$18,483	$15,594	$1,555

(1)	Based upon income for the period from January 1, 2002 through February 7, 2002, the date of the IPO.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In connection with the contribution of the Predecessor to the Partnership on February 8, 2002, Sunoco retained net deferred tax liabilities of $76.0 million (See Note 12). The effects of temporary differences that comprise the Predecessor’s net deferred income tax liability at December 31, 2001 are as follows (in thousands of dollars):

Predecessor
December 31, 2001
Deferred tax assets:
Environmental remediation liabilities	$6,742
Other liabilities not yet deductible	4,895
Other	2,390

14,027

Deferred tax liabilities:
Inventories	(2,930)
Properties, plants and equipment	(86,416)

(89,346)

Net deferred income tax liability	$(75,319)

Cash payments for income taxes (including amounts paid to Sunoco) amounted to $11.9 million, $6.2 million and $0.1 million in 2000, 2001 and 2002, respectively.

The Predecessor’s net deferred income tax liability was classified in the balance sheet at December 31, 2001 as follows (in thousands of dollars):

Predecessor
December 31, 2001
Current asset	$2,821
Noncurrent liability	(78,140)

$(75,319)

6.    Net Income Per Unit Data

Prior to the closing of the Partnership’s IPO on February 8, 2002, there were no limited partner units outstanding. As such, net income per unit is not presented for the years ended December 31, 2000 and 2001 and for the 38-day period from January 1, 2002 to February 7, 2002. The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the period from February 8, 2002 to December 31, 2002:

Partnership
2002
Weighted average number of limited partner units outstanding—basic	22,767,899
Add effect of dilutive unit incentive awards	17,508

Weighted average number of limited partner units—diluted	22,785,407

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    Inventories

The components of inventories are as follows (in thousands of dollars):

	Predecessor	Partnership
	December 31,
	2001	2002
Crude oil	$19,367	$24,641
Materials, supplies and other	1,239	1,103

	$20,606	$25,744

The current replacement cost of all crude oil inventory exceeded its carrying value by $16.0 million and $33.5 million at December 31, 2001 and 2002, respectively. During 2002, the Partnership reduced crude oil inventory quantities which were valued at lower LIFO costs prevailing in prior years. The effect of this reduction in inventory was to increase 2002 net income by $1.5 million.

8.    Properties, Plants and Equipment

The components of net properties, plants and equipment are as follows (in thousands of dollars):

		Predecessor	Partnership
	Estimated Useful Lives	December 31,
		2001	2002
Land and land improvements (including rights of way)	20-60	$52,033	$48,310
Pipeline and related assets	38-60	461,425	493,887
Terminals and storage facilities	5-44	314,228	324,506
Other	5-48	70,473	73,512
Construction-in-progress	—	39,146	32,284

		937,305	972,499
Less: Accumulated depreciation and amortization		(370,946)	(398,985)

		$566,359	$573,514

9.    Investment in Affiliates

The Partnership’s ownership percentages in joint ventures as of December 31, 2001 and 2002 are as follows:

	Predecessor 2001	Partnership 2002
Explorer Pipeline Company	9.4%	9.4%
Wolverine Pipe Line Company	—	31.5%
West Shore Pipe Line Company	—	9.2%
Yellowstone Pipe Line Company	—	14.0%
West Texas Gulf Pipe Line Company	—	43.8%

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides summarized financial information on a 100% basis for the Partnership’s equity ownership interests. The results of Wolverine, West Shore, Yellowstone and West Texas Gulf have been included from their date of acquisition on November 15, 2002 (see Note 14) (in thousands of dollars):

	Predecessor		Predecessor and Partnership
	2000	2001	2002
Income Statement Data:
Total revenues	$146,719	$178,082	$213,609
Income before income taxes	$61,655	$80,047	$106,234
Net income	$38,859	$50,610	$70,447
Balance Sheet Data (as of year-end):
Current assets	$35,012	$44,075	$100,132
Non-current assets	$129,935	$132,327	$441,720
Current liabilities	$24,320	$20,976	$70,404
Non-current liabilities	$139,953	$149,407	$419,563
Net equity	$674	$6,019	$51,885

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at  December 31, 2002 include an excess investment amount of approximately $53.6 million, net of accumulated amortization of $0.1 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated on a preliminary basis as follows:

Pipeline and related assets	$23,393
Land (including rights of way)	8,266
Goodwill	21,926

$53,585

The excess investment allocated to pipeline and related assets is being amortized using the straight-line method over its estimated useful life of 40 years and is included within depreciation and amortization in the statements of income.

10.    Long-Term Debt

The components of long-term debt (including current portion) are as follows (in thousands of dollars):

	Predecessor	Partnership
	December 31,
	2001	2002
Credit Facility	$—	$64,500
Senior Notes	—	250,000
Less unamortized bond discount	—	(1,533)

	—	312,967
Other (including current portion)	4,781	4,478

	$4,781	$317,445

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In conjunction with the IPO, the Operating Partnership issued $250.0 million of ten-year, 7.25% Senior Notes at 99.325% of the principal amount and established a three-year $150.0 million revolving credit facility (the “Credit Facility”). The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of December 31, 2002. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100% of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity. The Operating Partnership distributed the net proceeds of $244.8 million after offering commissions and issuance expenses from the sale of the outstanding Senior Notes to the Partnership for distribution to Sunoco.

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

The Credit Facility matures on January 31, 2005, and is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowing under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility will bear interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50% or the Bank of America prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at December 31, 2002 was 2.12%. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain on a rolling four-quarter basis a ratio of total debt to EBITDA (each as defined in the credit agreement) up to 4.0 to 1; and an interest coverage ratio (as defined in the credit agreement) of at least 3.5 to 1. The Operating Partnership is in compliance with these covenants as of December 31, 2002. The Partnership’s ratio of total debt to EBITDA was 3.0 to 1 and the interest coverage ratio was 5.0 to 1 for the year ended December 31, 2002.

In February 2003, the Credit Facility was amended to increase the aggregate committed sum to $200 million. All other provisions of the amended Credit Facility are generally consistent with those discussed earlier.

The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

The Partnership has no operations and its only assets are its investments in its wholly-owned partnerships and subsidiaries. The Operating Partnership also has no operations and its assets are limited primarily to its investments in its wholly-owned operating subsidiaries, deferred charges, and cash and cash equivalents of $33.8 million. Except for amounts associated with the Senior Notes, Credit Facility, cash and cash equivalents and advances to affiliate, the assets and liabilities in the balance sheets and the revenues and costs and expenses in the statements of income are primarily attributable to the operating subsidiaries.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The aggregate amount of long-term debt maturities is as follows (in thousands of dollars):

Year Ended December 31:
2003	$303
2004	303
2005	64,803
2006	303
2007	303
Thereafter	252,963

$318,978

Cash payments for interest related to long-term debt, net of capitalized interest (see Note 1), were $0.4 million, $0.4 million and $8.6 million in 2000, 2001 and 2002, respectively.

11.    Commitments and Contingent Liabilities

The Partnership, as lessee, has noncancelable operating leases for land, office space and equipment. Total rental expense for 2000, 2001 and 2002 amounted to $5.4 million, $3.7 million and $3.1 million, respectively.

In December 2002, the Partnership entered into a ten year lease, with four 5-year renewal options, to lease throughput capacity on a refined product pipeline (see Note 4). Monthly minimum payments under this lease are based upon minimum pipeline throughputs. Payment rates are subject to annual adjustments based upon changes in the lessor’s tariff rates, as defined.

The aggregate amount of future minimum annual rentals as of December 31, 2002 applicable to noncancelable operating leases is as follows (in thousands of dollars):

Year Ended December 31:
2003	$3,112
2004	2,526
2005	1,884
2006	1,485
2007	1,314
Thereafter	6,577

Total	$16,898

As part of the agreement to purchase Wolverine in November 2002 (see Note 14), the Partnership agreed to assume participation in an agreement along with the other owners of Wolverine to guarantee certain outstanding debt instruments of Wolverine based upon ownership percentage. Based upon outstanding indebtedness of these instruments of approximately $6.0 million at December 31, 2002, the approximate value of the guarantee is $1.9 million.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third- party or formerly owned sites. The accrued liability for environmental remediation is classified in the balance sheets as follows (in thousands of dollars):

	Predecessor	Partnership
	December 31,
	2001	2002
Accrued liabilities	$8,363	$484
Other deferred credits and liabilities	7,888	—

	$16,251	$484

The accrued liability for environmental remediation does not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed.

Pretax charges against income for environmental remediation totaled $8.5 million, $6.2 million and  $1.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of the Partnership’s liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability, and the number, participation levels and financial viability of other parties. As discussed below, the Partnership’s future costs will also be impacted by an indemnification from Sunoco.

The Predecessor is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at December 31, 2002. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

Sunoco has indemnified the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed to the Partnership that arise from the operation of such assets prior to the closing of the IPO. Sunoco has indemnified the Partnership for 100% of all losses asserted within the first 21 years of closing. Sunoco’s share of liability for claims asserted thereafter will decrease by 10% a year. For example, for a claim asserted during the twenty-third year after closing, Sunoco would be required to indemnify the Partnership for 80% of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco for events and conditions associated with the operation of the Partnership’s assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

Sunoco also has indemnified the Partnership for liabilities, other than environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arise out of Sunoco’s ownership and operation of the assets prior to the closing of the IPO and that are asserted within 10 years after closing. In addition, Sunoco has

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

indemnified the Partnership from liabilities relating to certain defects in title to the assets contributed to the Partnership and associated with failure to obtain certain consents and permits necessary to conduct its business that arise within 10 years after closing as well as from liabilities relating to legal actions currently pending against Sunoco or its affiliates and events and conditions associated with any assets retained by Sunoco or its affiliates.

12.    Net Parent Investment

The Predecessor’s net parent investment account represented a net balance resulting from the settlement of intercompany transactions (including federal income taxes) between the Predecessor and Sunoco as well as Sunoco’s ownership interest in the net assets of the Predecessor. It also reflects the Predecessor’s participation in Sunoco’s central cash management program, wherein all of the Predecessor’s cash receipts were remitted to Sunoco and all cash disbursements were funded by Sunoco. There were no terms of settlement or interest charges attributable to this balance. The Predecessor’s net parent investment account excludes amounts loaned to/borrowed from Sunoco evidenced by interest-bearing notes.

In connection with the contribution of the Predecessor to the Partnership on February 8, 2002, Sunoco retained certain assets and liabilities. The following table summarizes the carrying amount of the assets and liabilities which were not contributed by Sunoco (in thousands of dollars):

Account receivable	$2,446
Inventories	6,989
Deferred income taxes	2,821
Properties, plants and equipment, net	1,482
Other deferred charges	1,464

15,202

Accounts payable	4,152
Accrued liabilities	10,714
Taxes payable	14,072
Long-term debt due affiliate	90,000
Deferred income taxes	78,815
Other deferred credits and liabilities	8,336

206,089

Net liabilities retained by Sunoco	$190,887

13.    Management Incentive Plan

Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) for employees and directors of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors. LTIP awards may consist of either restricted units or unit options. The LTIP currently permits the grant of restricted units and unit options covering an aggregate of 1,250,000 common units.

Restricted Units

A restricted unit entitles the grantee to receive a common unit or, at the discretion of the Compensation Committee, an amount of cash equivalent to the value of a common unit upon the vesting of the unit, which

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

may include the attainment of predetermined performance targets. The Compensation Committee may make additional grants under the LTIP to employees and directors containing such terms as the Compensation Committee shall determine. Common units to be delivered to the grantee upon vesting may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from the Partnership or any other person, or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the cost incurred in acquiring common units. If the Partnership issues new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The Compensation Committee, in its discretion, may grant tandem distribution equivalent rights (“DER”) with respect to the restricted units. DERs entitle the grantee to receive an amount of cash equal to the per unit cash distributions made by the Partnership during the period the restricted unit is outstanding.

For the year ended December 31, 2002, an aggregate of 185,625 restricted units along with tandem distribution equivalent rights have been granted to employees of the general partner and will vest on December 31, 2004 based upon attainment of certain predetermined performance targets. The weighted average price for the restricted unit awards at the date of grant was $19.87. The Partnership recognized non-cash compensation expense of $0.7 million for the year ended December 31, 2002 related to these grants.

Unit Options

A unit option entitles the grantee to purchase a common unit at a price determined at the date of grant by the Compensation Committee. There have been no grants of unit options for the year ended December 31, 2002. However, the Compensation Committee may, in the future, make grants under the LTIP to employees and directors containing such terms as the Compensation Committee shall determine, provided that unit options have an exercise price no less than the fair market value of the units on the date of grant. Upon exercise of a unit option, the general partner will deliver common units acquired by it in the open market, purchased directly from the Partnership or any other person, use common units already owned by the general partner, or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the difference between the cost incurred by the general partner in acquiring such common units and the proceeds received by the general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be born by the Partnership. If the Partnership issues new common units upon exercise of the unit options, the total number of common units outstanding will increase, and the general partner will remit to the Partnership the proceeds received by it from the optionee upon exercise of the unit option.

The Partnership follows SFAS 123 (as discussed in Note 1) and has recognized compensation expense related to the restricted units granted based on the fair value method.

14.    Acquisitions

On November 15, 2002, the Partnership acquired a company whose assets included equity ownership interests in three Midwestern and Western United States products pipeline companies, consisting of a 31.5% interest in Wolverine Pipe Line Company, a 9.2% interest in West Shore Pipe Line Company, and a 14.0% interest in Yellowstone Pipe Line Company, for an aggregate purchase price of $54.0 million. The purchase price for this acquisition was funded through borrowings under the Partnership’s Credit Facility (see Note 10). The Partnership’s share of income from these joint ventures has been included in other income in the statements of income from the acquisition date. This investment was included within investment in affiliates in the balance sheet.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On November 15, 2002, the Partnership acquired a 43.8% equity ownership interest in West Texas Gulf Pipe Line Company, a Texas crude oil pipeline, for an aggregate purchase price of $10.6 million from Sunoco. Consideration paid to Sunoco for the acquisition included $10.5 million in cash and 4,515 Partnership common units with a value of $0.1 million at the date of the transaction. Since the acquisition was from a related party, the interest in West Texas Gulf was recorded by the Partnership at Sunoco’s historical cost of $11.7 million. The additional $1.1 million was reflected as a capital contribution in the balance sheet. The cash component of the consideration for this acquisition was principally financed through borrowings under the Partnership’s Credit Facility. The Partnership’s share of income from this joint venture has been included in other income in the statements of income from the acquisition date. The investment was included within investment in affiliates in the balance sheet.

The following unaudited pro forma data is presented to show pro forma revenues, net income and basic and diluted net income per limited partner unit for the Partnership as if the acquisitions had occurred on January 1, 2001 (in thousands except per unit amounts):

	Predecessor	Partnership And Predecessor
	Year Ended December 31,
	2001	2002
Total revenues	$1,622,703	$1,838,210
Net income	$28,648	$52,111
Net income per Limited Partner unit for the period from February 8, 2002 through December 31, 2002:
Basic	N/A	$2.06
Diluted	N/A	$2.05

15.    Cash Distributions

The Partnership distributes all cash on hand within 45 days after the end of each quarter, less reserves established by the general partner in its discretion. This is defined as “available cash” in the partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct the Partnership’s business. The Partnership will make minimum quarterly distributions of $0.45 per common unit, to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.

In regards to the Partnership’s outstanding subordinated units, the Partnership will, in general, pay cash distributions each quarter during the subordination period in the following manner:

•	First, 98% to the holders of common units and 2% to the general partner, until each common unit has received a minimum quarterly distribution of $0.45, plus any arrearages from prior quarters;

•	Second, 98% to the holders of subordinated units and 2% to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.45; and

•	Thereafter, in the manner described in the table below.

The subordination period is generally defined as the period that ends on the first day of any quarter beginning after December 31, 2006 if (1) the Partnership has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four quarter periods; and (2) the adjusted operating surplus, as defined in the partnership agreement,

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

during such periods equals or exceeds the amount that would have been sufficient to enable the Partnership to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods. In addition, one-quarter of the subordinated units may convert to common units on a one-for-one basis after December 31, 2004, and one-quarter of the subordinated units may convert to common units on a one-for-one basis after December 31, 2005, if the Partnership meets the tests set forth in the partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

After the subordination period, the Partnership will, in general, pay cash distributions each quarter in the following manner:

•	First, 98% to all unitholders, pro rata, and 2% to the general partner, until the Partnership distributes for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

•	Thereafter, as described in the paragraph and table below.

As presented in the table below, if cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50%, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The amounts shown in the table below are the percentage interests of the general partner and the unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Cash Distribution per Unit,” until the available cash that is distributed reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

Quarterly Cash Distribution per Unit:	Unitholders	General Partner
Up to Minimum Quarterly Distribution ($0.45 per Unit)	98%	2%
Above $0.45 per Unit up to $0.50 per Unit	98%	2%
Above $0.50 per Unit up to $0.575 per Unit	85%	15%
Above $0.575 per Unit up to $0.70 per Unit	75%	25%
Above $0.70 per Unit	50%	50%

There is no guarantee that the Partnership will pay the minimum quarterly distribution on the common units in any quarter, and the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the Credit Facility or the Senior Notes.

Distributions paid by the Partnership for the period from February 8, 2002, the closing date of the IPO, through December 31, 2002 were as follows:

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Total Cash Distribution to the Limited Partners	Total Cash Distribution To the General Partner
		($ in millions)	($ in millions)
November 14, 2002	$0.45	$10.3	$0.2
August 14, 2002	$0.45	$10.3	$0.2
May 15, 2002	$0.26	$5.9	$0.1

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The distribution paid on May 15, 2002 represented the minimum quarterly distribution for the 52-day period from the closing date of the IPO, February 8, 2002, through March 31, 2002. On January 22, 2003, the Partnership declared an increased cash distribution of $0.4875 per unit on its outstanding common and subordinated units representing the distribution for the quarter ended December 31, 2002. The $11.3 million distribution, including $0.2 million to the general partner, was paid on February 14, 2003 to unitholders of record at the close of business on February 3, 2003.

16.    Financial Instruments and Concentration of Credit Risk

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange.

The Partnership’s current assets (other than inventories and deferred income taxes) and current liabilities are financial instruments. The estimated fair value of these financial instruments approximates their carrying amounts. The estimated fair values of long-term debt, consisting primarily of amounts due affiliate in 2001 and the Senior Notes and amounts due under the Credit Facility in 2002, at December 31, 2001 and 2002 were $71.7 million and $351.1 million, respectively, compared to the carrying amounts of $69.6 million and $317.1 million, respectively. The Senior Notes, which are publicly traded, were valued based upon quoted market prices while the fair values of the other debt were based upon the current interest rates at the balance sheet dates for similar issues.

Approximately 63% of total revenues recognized by the Partnership during 2002 is derived from Sunoco R&M. The Partnership sells crude oil to Sunoco R&M, transports crude oil and refined products to/from Sunoco R&M’s refineries and provides terminalling and storage services for Sunoco R&M. The management of the Partnership does not believe that the transactions with Sunoco R&M expose it to significant credit risk.

The Partnership’s other trade relationships are primarily with major integrated oil companies, independent oil companies and other pipelines and wholesalers. These concentrations of customers may affect the Partnership’s overall credit risk in that the customers (including Sunoco R&M) may be similarly affected by changes in economic, regulatory or other factors. The Partnership’s customers’ credit positions are analyzed prior to extending credit and periodically after the credit has been extended. The Partnership manages its exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments and guarantees.

17.    Business Segment Information

The Partnership operates in three principal business segments: Eastern Pipeline System, Terminal Facilities and Western Pipeline System. A detailed description of each of these segments is contained in Note 1.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Segment Information (in thousands of dollars)

	Predecessor
	Year Ended December 31, 2000
	Eastern Pipeline System		Terminal Facilities		Western Pipeline System	Total
Sales and other operating revenue:
Affiliates	$69,027		$44,356	(1)	$1,187,696	$1,301,079

Unaffiliated customers	$19,323		$31,042		$457,167	$507,532

Operating income	$31,064	(2)	$17,156		$11,087	$59,307

Net interest expense						(10,304)
Income tax expense						(18,483)

Net income						$30,520

Depreciation and amortization	$8,272		$8,616		$3,766	$20,654

Capital expenditures	$21,894		$28,488		$7,539	$57,921

Investment in affiliates	$17		$—		$—	$17

Identifiable assets	$286,319		$175,376		$379,835	$845,956 (3)

(1)	Substantially all of these revenues reflect transfer prices which are equal to the costs incurred for these activities. Includes $5,671 thousand reimbursement of costs incurred for environmental remediation and other unusual items.
(2)	Includes equity income of $3,766 thousand attributable to the Predecessor’s equity ownership interest in Explorer.
(3)	Identifiable assets include the Predecessor’s unallocated $4,426 thousand deferred income tax asset.

Segment Information (in thousands of dollars)

	Predecessor
	Year Ended December 31, 2001
	Eastern Pipeline System		Terminal Facilities		Western Pipeline System	Total
Sales and other operating revenue:
Affiliates	$69,631		$43,628	(1)	$953,923	$1,067,182

Unaffiliated customers	$21,059		$30,273		$494,490	$545,822

Operating income	$29,893	(2)	$16,076		$7,372	$53,341

Net interest expense						(10,980)
Income tax expense						(15,594)

Net income						$26,767

Depreciation and amortization	$9,778		$11,094	(3)	$4,453	$25,325

Capital expenditures	$28,618		$25,203		$18,862	$72,683

Investment in affiliates	$27		$—		$—	$27

Identifiable assets	$303,685		$189,378		$293,317	$789,201 (4)

(1)	Substantially all of these revenues reflect transfer prices which are equal to the costs incurred for these activities. Includes $3,008 thousand reimbursement of costs incurred for environmental remediation and other unusual items.
(2)	Includes equity income of $4,323 thousand attributable to the Predecessor’s equity ownership interest in Explorer.
(3)	Includes a $1,414 thousand charge to write-off refined product terminal equipment (see Note 4).
(4)	Identifiable assets include the Predecessor’s unallocated $2,821 thousand deferred income tax asset.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Segment Information (in thousands of dollars)

	Predecessor and Partnership
	Year Ended December 31, 2002
	Eastern Pipeline System		Terminal Facilities		Western Pipeline System		Total
Sales and other operating revenue:
Affiliates	$72,173		$55,971		$1,019,577		$1,147,721

Unaffiliated customers	$22,865		$31,914		$621,528		$676,307

Operating income	$27,158	(1)	$28,839		$9,632	(2)	$65,629

Net interest expense							(17,299)
Income tax expense							(1,555)

Net income							$46,775

Depreciation and amortization	$15,051	(3)	$11,113	(4)	$5,170		$31,334

Capital expenditures	$12,848	(5)	$21,199		$6,735	(6)	$40,782

Investment in affiliates	$54,660		$—		$11,073		$65,733

Identifiable assets	$318,128		$212,286		$512,966		$1,093,880 (7)

(1)	Includes equity income of $6,706 thousand attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.
(2)	Includes equity income of $207 thousand attributable to the Partnership’s equity ownership interest in West Texas Gulf.
(3)	Includes a $5,598 thousand provision to write-down an idled refined product pipeline (see Note 4).
(4)	Includes a $671 thousand provision to write down an idled terminal (see Note 4).
(5)	Excludes the $54,000 thousand acquisition of an entity whose assets included equity ownership interests in Wolverine, West Shore and Yellowstone (see Note 14).
(6)	Excludes the $10,491 thousand acquisition of the equity ownership interest in West Texas Gulf (see Note 14).
(7)	Identifiable assets include the Partnership’s unallocated $33,840 thousand cash and cash equivalents, $10,716 thousand advances to affiliate, $3,124 thousand deferred financing costs, and $2,820 thousand attributable to corporate activities.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Partnership’s and Predecessor’s total sales and other operating revenue by product or service (in thousands of dollars):

	Predecessor		Predecessor and Partnership
	Year Ended December 31,
	2000	2001	2002
Affiliates:
Crude oil	$1,178,004	$944,400	$1,009,988
Pipeline	78,719	79,154	81,762
Terminalling and other	44,356	43,628	55,971

	$1,301,079	$1,067,182	$1,147,721

Unaffiliated Customers:
Crude Oil	$452,650	$491,238	$618,314
Pipeline	23,840	24,311	26,079
Terminalling and other	31,042	30,273	31,914

	$507,532	$545,822	$676,307

18.    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands of dollars, except per unit amounts):

	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Sales and other operating revenue:
Affiliates	$290,538	$310,220	$236,366	$230,058
Unaffiliated customers	$123,866	$133,395	$156,126	$132,435
Gross margin(1)	$20,763	$26,327	$21,358	$16,075
Operating income	$13,637	$18,028	$14,044	$7,632
Net income	$6,989	$9,068	$7,228	$3,482

	Predecessor and Partnership		Partnership
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
2002
Sales and other operating revenue:
Affiliates	$237,468		$307,824	$284,903	$317,526
Unaffiliated customers	$106,943		$142,616	$213,433	$213,315
Gross margin(1)	$25,105		$24,969	$27,141	$24,583
Operating income	$17,116		$17,063	$18,300	$13,150
Net income	$12,539		$12,507	$13,474	$8,255
Net income per Limited Partner unit-basic(2)	$0.39	(3)	$0.54	$0.58	$0.36
Net income per Limited Partner unit-diluted(2)	$0.39	(3)	$0.54	$0.58	$0.35

(1)	Gross margin equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.
(2)	Net income included within this calculation excludes amounts attributable to the general partner interest.

(3)	Net income included within this calculation is for the 52 day period from February 8, 2002, the date of the IPO, to March 31, 2002.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In reviewing the financial results for the year ended December 31, 2002, the Partnership determined that previously reported net income for the first three quarters of 2002 should be reduced by $0.3 million in the first quarter, $0.5 million in the second quarter, and $0.6 million in the third quarter. These net reductions were due primarily to the correction of a vendor account balance caused by an error in accounting for a unique lease acquisition pricing arrangement. The quarterly amounts above have been adjusted to reflect these adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Sunoco Partners LLC, the general partner, manages the Partnership’s operations and activities. The general partner was not elected by the Partnership’s unitholders and is not subject to re-election on a regular basis in the future. Unitholders do not directly or indirectly participate in the management or operation of the Partnership. The general partner owes a fiduciary duty to unitholders, and is liable, as general partner, for all of the Partnership’s debts (to the extent not paid from Partnership assets), except for indebtedness or other obligations that are made specifically nonrecourse to it.

The general partner’s board of directors held 5 meetings during 2002. During 2002, each director attended all of the scheduled board meetings held following his or her respective date of appointment to the board. The board has established standing committees to consider designated matters. The standing committees of the board are the Audit/Conflicts Committee and the Compensation Committee.

At least two members of the board of directors of the general partner serve on the Audit/Conflicts Committee to review specific matters that the board believes may involve conflicts of interest. This committee will determine if the resolution of the conflict of interest is fair and reasonable to the Partnership. The members of the Audit/Conflicts Committee may not be officers or employees of the general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards to serve on an audit committee of a board of directors established by the New York Stock Exchange. Any matters approved by the Audit/Conflicts Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all its partners, and not a breach by the general partner of any duties it may owe the Partnership or the unitholders. In addition, the members of the Audit/Conflicts Committee also will act as the audit committee to oversee external financial reporting, engage independent auditors, and review procedures for internal auditing and the adequacy of internal accounting controls. The current members of our Audit/Conflicts Committee are Stephen L. Cropper and Gary W. Edwards. The Audit/Conflicts Committee held 4 meetings during 2002 and all members of the Committee in 2002 attended each of the meetings.

The Compensation Committee of the general partner’s board of directors oversees compensation decisions for the officers of the general partner and the administration of the compensation plans described below. In addition to Messrs. Cropper and Edwards, the Compensation Committee currently is comprised of John G. Drosdick. Mr. Drosdick recuses himself from Compensation Committee decisions relating to equity compensation awards. The Compensation Committee held 2 meetings during 2002 and all members of the Committee in 2002 attended each of the meetings.

The officers of Sunoco Partners LLC, other than Paul A. Mulholland, Treasurer, spend substantially all of their time managing the Partnership’s business and affairs. The non-executive directors will devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

Directors and Executive Officers of Sunoco Partners LLC (The General Partner)

The following table shows information for the directors and executive officers of Sunoco Partners LLC, the general partner. Executive officers and directors are elected for one-year terms.

Name	Age	Position with the General Partner
John G. Drosdick	59	Chairman and Director
Deborah M. Fretz	54	President, Chief Executive Officer and Director
Cynthia A. Archer	49	Director
Stephen L. Cropper	53	Director
Michael H.R. Dingus	54	Director
Gary W. Edwards	60	Director
Bruce G. Fischer	47	Director
Thomas W. Hofmann	51	Director
Paul S. Broker	42	Vice President, Western Operations
James L. Fidler	55	Vice President, Business Development
David A. Justin	51	Vice President, Eastern Operations
Sean P. McGrath	31	Comptroller
Paul A. Mulholland	50	Treasurer
Colin A. Oerton	39	Vice President and Chief Financial Officer
Jeffrey W. Wagner	45	General Counsel and Secretary

Mr. Drosdick was elected Chairman of the Board of Directors in October 2001. He has been Chairman of the Board of Directors, President and Chief Executive Officer of Sunoco, Inc. since May 2000. Prior to that, he was a director, President and Chief Operating Officer of Sunoco, Inc. from December 1996 to May 2000. Mr. Drosdick is also a director of Lincoln National Corp and United States Steel Corporation.

Ms. Fretz was elected President, Chief Executive Officer and a director in October 2001. Prior to assuming her positions with the Partnership, she was Senior Vice President, MidContinent Refining, Marketing and Logistics of Sunoco, Inc. from November 2000. Prior to that, she was Senior Vice President, Logistics of Sunoco, Inc. from August 1994 to November 2000 and also held the position of Senior Vice President, Lubricants of Sunoco, Inc. from January 1997 to November 2000. In addition, she has been President of Sun Pipe Line Company, a subsidiary of Sunoco, Inc., since October 1991. Ms. Fretz is also a director of GATX Corporation.

Ms. Archer was elected to the Board of Directors in April 2002. Ms. Archer has been Vice President, Marketing and Development, Sunoco, Inc. since January 2001. Prior to joining Sunoco, she was Senior Vice President, Operations for Williams-Sonoma Inc., in charge of their direct-to-customer business from June 1999 to January 2001. Before that, she was Senior Vice President, Intermodal Service Group for Consolidated Rail Corporation from May 1995 to May 1999. She is also a director of Mercantile Bankshares Corporation.

Mr. Cropper was elected to the Board of Directors in May 2002. Mr. Cropper is currently a private investor. From January 1996 until the time of his retirement in December 1998, he served as president and chief executive officer of Williams Energy Services, a diversified energy company. Mr. Cropper served as president of Williams Pipe Line Company from 1986 to 1998. He is also a director of: Heritage Propane, QuikTrip Corporation, Berry Petroleum and Rental Car Finance Corporation. Mr. Cropper has also been a past chairman of the Association of Oil Pipelines, and has served on the National Petroleum Council as well as the Transportation and Public Policy Committees of the American Petroleum Institute.

Mr. Dingus was elected to the Board of Directors in April 2002. He has been Senior Vice President, Sunoco, Inc. since January 2002. Prior to that, he was Vice President of Sunoco, Inc. from May 1999, and he has been President, Sun Coke Company since June 1996.

Mr. Edwards was elected to the Board of Directors in May 2002. Mr. Edwards is currently a consultant in the energy field. From November 1999 until the time of his retirement in December 2001, he was Senior Executive Vice President, Corporate Strategy & Development, Conoco, Inc., and had been Executive Vice President, Refining, Marketing, Supply & Transportation of Conoco from September 1991 until November 1999. From September 1991 to October 1998, Mr. Edwards was also a Senior Vice President, E. I. duPont de Nemours and Company (Conoco’s parent). Mr. Edwards is a director of the American Petroleum Institute, and a past director and Vice President of the European Petroleum Industry Association in Brussels.

Mr. Fischer was elected to the Board of Directors in April 2002. He has been Senior Vice President, Sunoco Chemicals of Sunoco, Inc. since January 2002. Prior to that, he was Vice President, Sunoco Chemicals from November 2000 to January 2002, Vice President and General Manager, Sunoco MidAmerica Marketing and Refining from January 1999 to November 2000 and General Manager, Sunoco MidAmerica Marketing & Refining from June 1995 to January 1999.

Mr. Hofmann was elected to the Board of Directors in October 2001. He has been Senior Vice President and Chief Financial Officer of Sunoco, Inc. since January 2002. Prior to that, he was Vice President and Chief Financial Officer of Sunoco, Inc. from July 1998 to January 2002. He was Comptroller of Sunoco, Inc. from July 1995 to July 1998.

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

Mr. McGrath was elected Comptroller in June 2002. Prior to that, from November 1998 to May 2002, he was Manager – Financial Reporting for Asplundh Tree Expert Co. Prior to that, Mr. McGrath was a manager at Arthur Andersen LLP.

Mr. Mulholland was elected Treasurer in January 2002. He has been Treasurer of Sunoco, Inc. since March 2000. Prior to that, from May 1996 to April 2000, he was Assistant Treasurer of Sunoco, Inc.

Mr. Oerton was elected Vice President and Chief Financial Officer in January 2002. From October 2001 to January 2002, he was acting as a consultant in the natural resources industry. Prior to that, from August 1996 to October 2001, he was Senior Vice President – Natural Resources Group for Lehman Brothers Holdings, Inc.

Mr. Wagner was elected General Counsel and Secretary in November 2001. Prior to assuming his positions with us, Mr. Wagner had been Chief Counsel for Sun Pipe Line Company from 1990 to 2001.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10 percent of the units to file certain reports with the Securities and Exchange Commission and the New York Stock Exchange concerning their beneficial ownership of the equity securities. The Securities and Exchange Commission regulations also require that a copy of all such Section 16(a) forms must be furnished to the Partnership by the directors, executive officers and greater than 10 percent unitholders. Based solely upon review of copies of such reports, management of the Partnership believes that its officers, directors and 10% unitholders are in compliance with applicable requirements of Section 16(a).

ITEM 11.    EXECUTIVE COMPENSATION

The Partnership has no employees. It is managed by the officers of its general partner. The Partnership reimburses its general partner for certain indirect and direct expenses, including executive compensation expenses, incurred on the Partnership’s behalf. Officers and employees of the general partner participate in employee benefit plans and arrangements sponsored by the general partner or its affiliates.

Compensation of Directors

Directors who are employees of Sunoco Partners LLC or its affiliates receive no additional compensation for service on the general partner’s board of directors or any committees of the board. Directors who are not employees of Sunoco Partners LLC, or its affiliates, receive an annual retainer of $15,000 in cash, paid quarterly, and a number of restricted units paid quarterly under the Sunoco Partners LLC Long-Term Incentive Plan. These restricted units have an aggregate fair market value equal to $15,000 on an annual basis (the fair market value of each quarterly payment of restricted units is calculated as of the payment date). The portion of the annual retainer paid in the form of restricted units is required to be deferred, and is credited to each non-employee director’s account in the Sunoco Partners LLC Directors’ Deferred Compensation Plan. Amounts thus deferred in the form of restricted units are treated as if invested in common units of the Partnership, and include a credit for distribution equivalent rights (in the form of additional restricted units), credited on the applicable date for Partnership cash distributions. On February 14, 2003, each director who was not employed by the general partner or its affiliates, received a credit of 150 units (having a value of $25.00 per unit) in payment of the restricted unit portion of the annual retainer applicable to the fourth quarter 2002.

Chairpersons of any standing committee of the board receive an annual committee chair retainer of $1,500 in cash. Non-employee directors receive $1,500 in cash for each board meeting attended, and $1,000 in cash for each committee meeting attended. In addition, each non-employee director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by the Partnership for actions associated with being a director to the extent permitted under Delaware law.

In addition to the mandatory deferral of the restricted unit retainer, the Directors’ Deferred Compensation Plan also permits directors voluntarily to defer all or a portion of their cash compensation. Voluntarily deferred cash compensation amounts are credited in the form of restricted units, the value of which varies as though invested in common units of the Partnership. Amounts voluntarily deferred in the form of restricted units also are credited with distribution equivalent rights (in the form of additional restricted units), on the applicable date for Partnership cash distributions.

Payments of compensation deferred under the Directors’ Deferred Compensation Plan are restricted in terms of the earliest and latest dates that payments may begin. All deferrals, whether mandatory or voluntary, will be paid out in cash.

Long-Term Incentive Plan

The general partner has adopted the Sunoco Partners LLC Long-Term Incentive Plan for employees and directors of the general partner and employees of its affiliates who perform services for the Partnership. This plan was designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders. The plan consists of two components: restricted units and unit options. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,250,000 common units. The general partner’s board of directors administers the plan.

The general partner’s board of directors, in its discretion, may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. The general partner’s board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Restricted Units

Each restricted unit entitles the grantee to receive a common unit upon vesting or, in the discretion of the Compensation Committee, an amount of cash equivalent to the value of a common unit. Initial grants aggregating 185,625 restricted units were made to employees of the general partner who perform services for the Partnership. From time to time, the Compensation Committee may make additional grants under the plan to employees and/or directors containing such terms as the Compensation Committee shall determine under the plan. The Compensation Committee will determine the period over which restricted units granted to employees and/or directors will vest, and whether or not any such restricted units will have distribution equivalent rights entitling the grantee to receive an amount in cash equal to cash distributions made by the Partnership with respect to a like number of its common units during the period such restricted units are outstanding. The Compensation Committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change of control of Sunoco Logistics Partners L.P., the general partner, or Sunoco, Inc.

If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s restricted units automatically will be forfeited unless, and to the extent, the Compensation Committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from the Partnership or any other person or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the cost incurred in acquiring common units. If the Partnership issues new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The Compensation Committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted units.

The Partnership intends the issuance of the common units upon vesting of the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and the Partnership will receive no remuneration for the units.

Unit Options

The long-term incentive plan currently permits the grant of options covering common units. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the Compensation Committee. In addition, the unit options will become exercisable upon a change in control of Sunoco Logistics Partners L.P., the general partner, or Sunoco, Inc. or upon the achievement of specified financial objectives.

Upon exercise of a unit option, the general partner will acquire common units in the open market or directly from the Partnership or any other person or use common units already owned by the general partner, or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the difference between the cost incurred by the general partner in acquiring these common units and the proceeds received by the general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by the Partnership. If the Partnership issues new common units upon exercise of the unit options, the total number of common units outstanding will increase, and the general partner will pay the Partnership the proceeds it received from the optionee upon exercise of the unit option.

Management Incentive Plan

The general partner has adopted the Sunoco Partners LLC Annual Incentive Compensation Plan. The management incentive plan is designed to enhance the performance of the general partner’s key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The Compensation Committee, in its discretion, may determine individual participants and payments, if any, for each fiscal year. The general partner’s board of directors may amend or change the management incentive plan at any time. The Partnership will reimburse the general partner for payments and costs incurred under the plan.

Unit Ownership Guidelines

Sunoco Partners LLC has established targets or guidelines for the ownership of Partnership common units, applicable to approximately ten top executives. These unit ownership guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility of each executive, with the Chief Executive Officer expected to own common units with a value equal to at least three times base salary. These guidelines are intended to tie the financial risks and rewards for such executives to the Partnership’s total unitholder return and better align the interest of such executives with those of the Partnership’s unitholders.

SUMMARY COMPENSATION TABLE

The following table represents compensation expense for the fiscal year ended December 31, 2002, the first year in which the general partner has paid compensation, for the Chief Executive Officer and each of the four other most highly compensated executive officers of our general partner:

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation			All Other Annual Compensation[3]
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Award(s)[1] ($)	Securities Underlying Options /SARs[2]	LTIP Payouts ($)

D. M. Fretz President and Chief Executive Officer	2002	380,000	361,775	6,940				19,789

C. A. Oerton Vice President and Chief Financial Officer	2002	239,504	138,801	185,742[4]	298,050[5]			439

J. L. Fidler Vice President, Business Development	2002	213,500	101,630					11,118

D. A. Justin Vice President, Eastern Operations	2002	183,600	88,774					9,561

J. W. Wagner General Counsel and Secretary	2002	152,386	62,680					7,990

NOTES TO TABLE:

1.	Awards of Restricted Units, subject to performance-based conditions on vesting, granted under the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) are excluded from this table. However, such grants made during the last completed fiscal year are reflected in the table captioned “Long-Term Incentive Plans—Awards in Last Fiscal Year”. Other Restricted Unit awards, conditioned only upon lapse of time or continued service, are included in this Summary Compensation Table as “Restricted Stock Awards.”

2.	Although permitted by the terms of the LTIP, no Unit Options have been awarded at this time.

3.	The table below shows the components of this column for 2002:

Name	Company Match Under Defined Contribution Plans*	Cost of Term Life Insurance	Total
D. M. Fretz	$19,000	$789	$19,789
C. A. Oerton	$0	$457	$457
J. L. Fidler	$10,675	$443	$11,118
D. A. Justin	$9,180	$381	$9,561
J. W. Wagner	$7,662	$328	$7,990

*

Executive officers participate in the Sunoco, Inc. Capital Accumulation Plan, or SunCAP, which is Sunoco’s 401(k) plan for employees, and (ii) the Sunoco, Inc. Savings Restoration Plan, which permits a SunCAP participant to continue receiving the company-matching contribution after reaching certain limitations under the Internal Revenue Code. The cost to Sunoco, Inc. for participation in these plans by these executives is charged back to the Partnership.

4.	This figure reflects amounts reimbursed during the fiscal year for payment of taxes relating to moving and relocation expenses.

5.	In connection with his hiring, Mr. Oerton was granted a special award of 15,000 Restricted Units with an aggregate value of $298,050 on the date of grant. Vesting and payout of these Restricted Units is subject only to Mr. Oerton’s continued employment with Sunoco Partners LLC during the period from July 23, 2002 through January 14, 2005. These Restricted Units have distribution equivalent rights.

LONG-TERM INCENTIVE PLANS—AWARDS

IN LAST FISCAL YEAR1

The following table presents certain data concerning grants to the named executive officers of Restricted Units under the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) during the last completed fiscal year:

Name	Number of Shares, Units or Other Rights (#)	End of Performance Period	Estimated Future Payout
			Threshold (#)	Target (#)	Maximum (#)

Deborah M. Fretz	75,000[2] 29,225[3]	12-31-2004 12-31-2004	0 0	75,000 29,225	75,000 48,708

Colin A. Oerton	6,200[2] 10,000[3]	12-31-2004 12-31-2004	0 0	6,200 10,000	6,200 16,667

James. L. Fidler	12,500[2] 6,500[3]	12-31-2004 12-31-2004	0 0	12,500 6,500	12,500 10,834

David A. Justin	7,800[2] 5,000[3]	12-31-2004 12-31-2004	0 0	7,800 5,000	7,800 8,334

Jeffrey W. Wagner	3,500[2] 2,100[3]	12-31-2004 12-31-2004	0 0	3,500 2,100	3,500 3,500

NOTES TO TABLE:

1.	Actual payout of these awards will depend upon the Partnership achieving certain specified performance levels based upon annual objectives for growth in distributable cash over a Restricted Period that runs from July 23, 2002 through December 31, 2004. This Restricted Period is divided into three performance cycles, with specific performance criteria applicable to each. During each performance cycle, a portion of the award will be earned based upon the level of achievement of the performance targets applicable to that performance cycle. The first performance cycle ran from July 23, 2002 through December 31, 2002. The remaining two performance cycles are each one year in length, ending on December 31, 2003 and December 31, 2004, respectively.

2.	Represents an initial public offering grant of Restricted Units on July 23, 2002. With respect to each performance cycle, the portion of each award that may be earned ranges from a threshold value of zero, to a target value and a maximum value each equal to one-third of the grant. One third of this grant has been earned at December 31, 2002. Actual payout of the amounts earned will occur at the end of the applicable Restricted Period assuming continued employment with the general partner through the end of such period.

3.	Represents a regular grant of Restricted Units on July 23, 2002. With respect to the first performance cycle, the portion of each award that may be earned ranges from a threshold value of zero, to a target value and a maximum value each equal to one-third of the grant. For the two remaining performance cycles, the portion of each award that may be earned ranges from a threshold value of zero, to a target value of one-third of the grant, and a maximum value equal to two-thirds of the grant. One third of this grant has been earned at December 31, 2002. Actual payout of the amounts earned will occur at the end of the applicable Restricted Period assuming continued employment with the general partner through the end of such period.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks.

ITEM 12.	SECURITYOWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2002, regarding Partnership common units that may be issued upon conversion (assuming a one-for-one conversion) of outstanding restricted units granted under the general partner’s Long-Term Incentive Plan to executive officers and other key employees. For more information about this plan, which did not require approval by the Partnership’s limited partners, refer to “Item 11—Executive Compensation—Long-Term Incentive Plan”.

EQUITY COMPENSATION PLAN INFORMATION1

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable
Equity compensation plans not approved by security holders	226,042	—	1,023,958
Total	226,042	—	1,023,958

NOTES TO TABLE:

1.	The amounts in column (a) of this table reflect only restricted units granted as of December 31, 2002. No unit options have been granted. Each restricted unit represents a right to receive (upon vesting and payout) either a specified number of Partnership common units, or cash of equivalent value. Vesting and payout may be conditioned upon achievement of pre-determined financial or other performance objectives for, or attainment of certain length of service goals with, the Partnership and its affiliates. No value is shown in column (b) of the table, since the restricted units do not have an exercise, or “strike,” price. For illustrative purposes, a maximum payout (i.e., a 200 percent ratio) has been assumed for vesting and payout.

Beneficial Ownership Table

The following table sets forth the beneficial ownership of units of Sunoco Logistics Partners L.P., held by beneficial owners of 5% or more of the units, by directors of Sunoco Partners LLC (the general partner), by each named executive officer and by all directors and officers of Sunoco Partners LLC as a group as of December 31, 2002. Sunoco Partners LLC is owned by Sun Pipe Line Company of Delaware, Sun Pipe Line Company, Sunoco R&M, Atlantic Petroleum Corporation, and Atlantic Refining & Marketing Corp., each of which is a direct or indirect wholly-owned subsidiary of Sunoco, Inc.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Sunoco Partners LLC(2)	5,638,154	49.5%	11,383,639	100%	74.7%
John G. Drosdick	20,000	*	0	0	*
Deborah M. Fretz	1,600	*	0	0	*
Cynthia A. Archer	2,000	*	0	0	*
Stephen L. Cropper	0	*	0	0	*
Michael H.R. Dingus	2,000	*	0	0	*
Gary W. Edwards	0	*	0	0	*
Bruce G. Fischer	2,000	*	0	0	*
Thomas W. Hofmann	2,500	*	0	0	*
James L. Fidler	1,600	*	0	0	*
David A. Justin	1,000	*	0	0	*
Colin A. Oerton	5,000	*	0	0	*
Jeffrey W. Wagner	1,000	*	0	0	*
All directors and executive officers as a group (15 persons)	41,200	*	0	0	*

*	Less than 0.5%.

NOTES TO TABLE:

1.	The address of each beneficial owner named above is 1801 Market Street, Philadelphia, PA 19103.

2.	Sunoco, Inc. is the ultimate parent company of Sunoco Partners LLC and may, therefore, be deemed to beneficially own the units that are held by Sunoco Partners LLC.

The following table sets forth certain information regarding beneficial ownership of Sunoco, Inc’s. common stock, as of December 31, 2002, by directors of Sunoco Partners LLC, by each named executive officer and by all directors and officers of Sunoco Partners LLC as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of Sunoco, Inc. common stock shown in the table. For purposes of this table, beneficial ownership includes shares of Sunoco, Inc. common stock as to which the person has sole or shared voting or investment power and also any shares of Sunoco, Inc. common stock that such person has the right to acquire within 60 days of December 31, 2002, through the exercise of any option, warrant, or right.

Name of Beneficial Owner	Shares of Sunoco, Inc. Common Stock Beneficially Owned[1]	Percentage of Sunoco, Inc. Common Stock Beneficially Owned
John G. Drosdick	632,371	0.8%
Deborah M. Fretz	124,113	*
Cynthia A. Archer	15,590	*
Stephen L. Cropper	0	*
Michael H.R. Dingus	98,073	*
Gary W. Edwards	0	*
Bruce G. Fischer	79,541	*
Thomas W. Hofmann	103,841	*
James L. Fidler	37,697	*
David A. Justin	10,366	*
Colin A. Oerton	0	*
Jeffrey W. Wagner	12,370	*
All directors and executive officers as a group (15 persons)	1,156,579	1.4%

*	Less than 0.5%.
1.	The amounts shown include shares of Sunoco, Inc. common stock which the following persons have the right to acquire through the exercise of stock options within 60 days after December 31, 2002 under certain Sunoco, Inc. plans:

Name	Shares
John G. Drosdick	535,000
Deborah M. Fretz	112,720
Cynthia A. Archer	15,000
Michael H.R. Dingus	82,545
Bruce G. Fischer	70,165
Thomas W. Hofmann	85,980
James L. Fidler	30,810
David A. Justin	8,990
Jeffrey W. Wagner	8,000
All officers and executive officers as a group (including those named above)	949,210

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2002, the general partner owned 5,638,154 common units and 11,383,639 subordinated units, representing a 73.3% limited partner interest. In addition, the general partner also owns a 2% general partner interest. The general partner’s ability to manage and operate the Partnership and its ownership of a 73.3% limited partner interest effectively gives the general partner the ability to control the Partnership.

Distribution and Payments to the General Partner and Its Affiliates

The following table summarizes the distribution and payments made and to be made by the Partnership to the general partner and its affiliates in connection with the ongoing operation and liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage

Payments to the general partner and its

affiliates

The Partnership will pay Sunoco, Inc. or its affiliates an administrative fee, initially $8.0 million per year, for the provision of various general and administrative services for the Partnership’s benefit. In addition, the general partner will be entitled to reimbursement for all expenses it incurs on the Partnership’s behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of the general partner who provide services to the Partnership. The general partner has sole discretion in determining the amount of these expenses.

Removal or withdrawal of the general partner

If the general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests as provided in the Partnership Agreement.

Liquidation Stage

Liquidation	Upon liquidation, the partners, including the general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Other Agreements

The Partnership has entered into various agreements with Sunoco, Inc., Sunoco R&M and the general partner. These agreements did not result from arm’s-length negotiations and they, or any of the transactions they provide for, may be effected on terms at least as favorable to the parties to these agreements as they could have obtained from unaffiliated third parties.

Omnibus Agreement

On February 8, 2002, the Partnership entered into an Omnibus Agreement with Sunoco, Inc., Sunoco R&M, and the general partner that addresses the following matters:

•	Sunoco R&M’s obligation to reimburse the Partnership for specified operating expenses and capital expenditures or otherwise to complete certain tank maintenance and inspection projects;

•	The Partnership’s obligation to pay the general partner or Sunoco, Inc. an annual administrative fee, initially in the amount of $8.0 million, for the provision by Sunoco, Inc. of certain general and administrative services;

•	Sunoco, Inc.’s and its affiliates’ agreement not to compete with the Partnership under certain circumstances;

•	The Partnership’s agreement to undertake to develop and construct or acquire an asset if requested by Sunoco, Inc.;

•	an indemnity by Sunoco, Inc. for certain environmental, toxic tort and other liabilities;

•	The Partnership’s obligation to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the initial public offering and for environmental and toxic tort liabilities related to the assets to the extent Sunoco, Inc. is not required to indemnify the Partnership; and

•	The Partnership’s option to purchase certain pipeline, terminalling, and storage assets retained by Sunoco, Inc. or its affiliates.

Reimbursement of Expenses and Completion of Certain Projects by Sunoco, Inc.

The Omnibus Agreement requires Sunoco R&M to:

•	reimburse the Partnership for any operating expenses and capital expenditures in excess of $8.0 million per year in each year from 2002 to 2006 that are made to comply with the DOT’s pipeline integrity management rule, subject to a maximum aggregate reimbursement of $15.0 million over this five-year period;

•	complete, at its expense, certain tank maintenance and inspection projects currently in progress or expected to be completed at the Darby Creek Tank Farm within one year; and

•	reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements, including:

•	cathodic protection upgrades at these facilities;

•	raising tank farm pipelines above ground level at these facilities; and

•	repairing or demolishing two riveted tanks at the Marcus Hook Tank Farm.

The Partnership is reflecting outlays for these programs as operating expenses or capital expenditures, as appropriate. Capital expenditures are depreciated over their useful lives. Reimbursements by Sunoco R&M are reflected as capital contributions.

Payment of General and Administrative Services Fee

In addition, under the Omnibus Agreement the Partnership will pay Sunoco, Inc. or the general partner an annual administrative fee, initially in the amount of $8.0 million, for the provision of various general and administrative services for the Partnership’s benefit. The contract provides that this amount may be increased in the second and third years following the initial public offering by the lesser of 2.5% or the consumer price index for the applicable year. The general partner, with the approval and consent of its conflicts committee, will also have the right to agree to further increases in connection with expansion of the operations through the acquisition or construction of new assets or businesses. After this three-year period, the general partner will determine the general and administrative expenses that will be allocated to the Partnership.

The $8.0 million fee includes expenses incurred by Sunoco, Inc. and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the premiums incurred. The fee also does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits. The Partnership will also reimburse Sunoco, Inc. and its affiliates for direct expenses they incur on the Partnership’s behalf. In addition, the Partnership has incurred additional general and administrative costs, including costs related to operating as a separate publicly held entity, such as costs for tax return preparation, annual and quarterly reports to unitholders, and investor relations and registrar and transfer agent fees, as well as incremental insurance costs.

Development or Acquisition of an Asset By The Partnership

The Omnibus Agreement also contains a provision pursuant to which Sunoco, Inc. may at any time propose to the Partnership that it undertake a project to develop and construct or acquire an asset. If the general partner determines in its good faith judgment, with the concurrence of its conflicts committee, that the project, including the terms on which Sunoco, Inc. would agree to use such asset, will be beneficial on the whole and that proceeding with the project will not effectively preclude the Partnership from undertaking another project that will be more beneficial to the Partnership, the Partnership will be required to use commercially reasonable efforts to finance, develop, and construct or acquire the asset.

Noncompetition

Sunoco, Inc. agreed, and will cause its affiliates to agree, for so long as Sunoco, Inc. controls the general partner, not to engage in, whether by acquisition or otherwise, the business of purchasing crude oil at the wellhead or operating crude oil pipelines or terminals, refined products pipelines or terminals, or LPG terminals in the continental United States. This restriction does not apply to:

•	any business operated by Sunoco, Inc. or any of its subsidiaries at the closing of the initial public offering;

•	any logistics asset constructed by Sunoco, Inc. or any of its subsidiaries within a manufacturing or refining facility in connection with the operation of that facility;

•	any business that Sunoco, Inc. or any of its subsidiaries acquires or constructs that has a fair market value of less than $5.0 million; and

•	any business that Sunoco, Inc. or any of its subsidiaries acquires or constructs that has a fair market value of $5.0 million or more if the Partnership has been offered the opportunity to purchase the business for fair market value not later than six months after completion of such acquisition or construction, and the Partnership declines to do so with the concurrence of the conflicts committee.

In addition, the limitations on the ability of Sunoco, Inc. and its affiliates to compete with the Partnership will terminate upon a change of control of Sunoco, Inc.

Options to Purchase Assets Retained by Sunoco, Inc.

The Omnibus Agreement also contains the terms under which the Partnership has the option to purchase Sunoco, Inc.’s direct or indirect interests in Mid-Valley Pipeline Company, Mesa Pipeline and Inland Corporation, as well as the Icedale pipeline, as described under “Business—Pipeline, Terminalling, and Storage Assets Retained by Sunoco, Inc.”

Indemnification

Under the Omnibus Agreement, Sunoco, Inc. has agreed to indemnify the Partnership for 30 years after the closing of the initial public offering against certain environmental and toxic tort liabilities associated with the operation of the assets and occurring before the closing date of the initial public offering. This indemnity obligation will be reduced by 10% per year beginning with the 22nd year after the closing of the initial public offering. The Partnership has agreed to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the initial public offering and for environmental and toxic tort liabilities related to the assets to the extent Sunoco, Inc. is not required to indemnify the Partnership. Please read “Business—Environmental Regulation—General.”

Sunoco, Inc. has also agreed to indemnify the Partnership for liabilities relating to:

•	the assets contributed, other than environmental and toxic tort liabilities, that arise out of the operation of the assets prior to the closing of the initial public offering and that are asserted within ten years after the closing of the initial public offering;

•	certain defects in title to the assets contributed and failure to obtain certain consents and permits necessary to conduct the business that arise within ten years after the closing of the initial public offering;

•	legal actions currently pending against Sunoco, Inc. or its affiliates; and

•	events and conditions associated with any assets retained by Sunoco, Inc. or its affiliates.

Pipelines and Terminals Storage and Throughput Agreement

Concurrently with the closing of the initial public offering, the Partnership entered into a pipelines and terminals storage and throughput agreement with Sunoco R&M as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco R&M and Sunoco, Inc.”

Sunoco R&M’s obligations under this agreement do not terminate if Sunoco, Inc. and its affiliates no longer own the general partner. This agreement may be assigned by Sunoco R&M only with the consent of the conflicts committee.

Other Agreements with Sunoco R&M and Sunoco, Inc.

Under a 20-year lease agreement, Sunoco R&M will pay the Partnership $5.1 million in the first contract year from February 8, 2002 to February 7, 2003 to lease 58 miles of interrefinery pipelines between Sunoco R&M’s Philadelphia and Marcus Hook refineries, escalating at 1.67% each January 1 for the next 19 years.

Sunoco R&M has agreed to purchase from the Partnership at market-based rates particular grades of crude oil that the crude oil acquisition and marketing business purchases for delivery to pipelines in: Longview, Trent, Tye, and Colorado City, Texas; Haynesville, Louisiana; Marysville and Lewiston, Michigan; and Tulsa, Oklahoma. At Marysville and Lewiston, Michigan, Michigan sweet and Michigan sour crude oil is exchanged for domestic sweet crude oil supplied by Sunoco R&M at market-based rates. These agreements will automatically renew on a monthly basis unless terminated by either party on 30 days’ written notice. Sunoco R&M has indicated that it has no current intention to terminate these agreements.

The Partnership entered into a license agreement with Sunoco, R&M and certain of its affiliates, including the general partner, pursuant to which the general partner and its affiliates were granted a license to the intellectual property so they can manage the operations and create intellectual property using the Partnership’s intellectual property. The general partner will also assign to the Partnership the new intellectual property it creates in operating the Partnership’s business. The general partner also licensed to the Partnership certain intellectual property for use in the conduct of the Partnership’s business and the Partnership licensed to the general partner certain of its intellectual property for use in the conduct of its business. The license agreement also granted to the Partnership a license to use the trademarks, trade names, and service marks of Sunoco, Inc. in the conduct of its business.

The Partnership entered into a treasury services agreement with Sunoco, Inc. pursuant to which, among other things, it participates in Sunoco, Inc.’s centralized cash management program. Under this program, all cash receipts and cash disbursements are processed, together with those of Sunoco, Inc. and its other subsidiaries, through Sunoco, Inc.’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances will be settled periodically, but no less frequently than at the end of each month. Amounts due from Sunoco, Inc. and its subsidiaries earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco, Inc. and its subsidiaries bear interest at a rate equal to the interest rate provided in the revolving Credit Facility.

ITEM 14.    CONTROLS AND PROCEDURES

(a)	Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the management of Sunoco Partners LLC, the Partnership’s general partner (including the President and Chief executive Officer of Sunoco Partners, LLC and the Vice President and Chief Financial Officer of Sunoco Partners LLC), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer of Sunoco Partners LLC and the Vice President and Chief Financial Officer of Sunoco Partners LLC concluded that the Partnership’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to this evaluation.

(c)	Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership’s reports under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer of Sunoco Partners LLC and the Vice President and Chief Financial Officer of Sunoco Partners LLC, as appropriate, to allow timely decisions regarding required disclosure.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	The financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2)	No financial statement schedules are required to be filed.

(3)	Exhibits:

Exhibit No.		Description

3.1	*	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement, file No. 333-71968, filed October 22, 2001)

3.2	*

First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 3.2 of Form 10-K, file No. 1-31219, filed April 1, 2002)

3.2.1	*

Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 4.2 to the Form S-8, file No. 333-71968, filed July 22, 2002

3.3	*	Certificate of Limited Partnership of Sunoco Logistics Operations L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed December 18, 2001)

3.4	*

First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002. (incorporated by reference to Exhibit 3.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

3.5	*	Certificate of Organization of Sunoco Partners LLC (incorporated by reference to Exhibit 3.5 to the Form S-1 Registration Statement filed October 22, 2001)

3.6	*

Second Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC, dated April 30, 2002 (incorporated by reference to Exhibit 3.1 to the Form 10-Q, file No. 1-31219, filed May 15, 2002)

10.1	*

Credit Agreement dated as of February 1, 2002, among Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners L.P., Bank of America, N.A., First Union National Bank, Credit Suisse First Boston, Lehman Commercial Paper Inc., Citibank, N.A., and UBS AG (incorporated by reference to Exhibit 10.1 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.1.1

First Amendment to Credit Agreement, dated as of February 14, 2003, among Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners L.P., the Lenders party to the Credit Agreement, Bank of America as Administrative Agent, Barclays Bank PLC and Key Bank, National Association

10.2	*

Indenture, dated as of February 7, 2002, between Sunoco Logistics Partners Operations L.P. and First Union National Bank (incorporated by reference to Exhibit 10.2 of Form 10-K, file No. 1.31219, filed April 1, 2002)

10.3	*

Registration Rights Agreement, dated as of February 8, 2002, among Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners L.P., Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., and the following Initial Purchasers: Lehman Brothers, Inc., Credit Suisse First Boston Corporation, Banc of America Securities LLC, Salomon Smith Barney Inc., UBS Warburg LLC and First Union Securities, Inc. (incorporated by reference to Exhibit 10.3 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.4*

Contribution, Conveyance and Assumption Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sun Pipe Line Company of Delaware, Sunoco, Inc. (R&M), Atlantic Petroleum Corporation; Sunoco Texas Pipe Line Company, Sun Oil Line of Michigan (Out) LLC, Mid-Continent Pipe Line (Out) LLC, Sun Pipe Line Services (Out) LLC, Atlantic Petroleum Delaware Corporation, Atlantic Pipeline (Out) L.P., Sunoco Partners LLC, Sunoco Partners Lease Acquisition & Marketing LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners GP LLC, Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Mid-Con (In) LLC, Atlantic (In) L.P., Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners Operations GP LLC, Atlantic R&M (In) L.P., Sun Pipe Line Services (In) L.P., Sunoco Michigan (In) LLC, Atlantic (In) LLC, Sunoco Logistics Pipe Line GP LLC, Sunoco R&M (In) LLC, and Atlantic Refining & Marketing Corp. (incorporated by reference to Exhibit 10.4 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.5*

Omnibus Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC. (incorporated by reference to Exhibit 10.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.6*

Pipelines and Terminals Storage and Throughput Agreement, dated as of February 8, 2002, among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners LLC, Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., Sunoco Logistics Partners GP LLC, and Sunoco Logistics Partners Operations GP LLC

10.7*

Treasury Services Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sunoco Logistics Partners L.P., and Sunoco Logistics Partners Operations L.P. (incorporated by reference to Exhibit 10.7 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.8*

Intellectual Property and trademark License Agreement, dated as of February 8, 2002 among Sunoco, Inc., (“Sunoco”), Sunoco, Inc. (R&M), Sunmarks, Inc., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.8 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.9*	Interrefinery Lease, dated as of February 8, 2002, between Sunoco Pipeline L.P., and Sunoco, Inc. (R&M) (incorporated by reference to Exhibit 10.9 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.11*	Sunoco Partners LLC Long-Term Incentive Plan (amended and restated as of July 22, 2002) (incorporated by reference to Exhibit 4.1 to the Form S-8, File No. 333-71968, filed July 22, 2002)

10.11*	Sunoco Partners LLC Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Form S-1 Registration Statement File January 11, 2002)

10.12*	Sunoco Partners LLC Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form S-8, File No. 333-71968, filed July 22, 2002)

10.12*	Revolving Credit Agreement of Sunoco, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form S-1 Registration Statement filed December 18, 2001)

10.12.1*	Amendment to Revolving Credit Agreement of Sunoco, Inc.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Sunoco Logistics Partners L.P.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, together with Unanimous Written Consent.

99.1	Certification of Periodic Report

99.2	Certification of Periodic Report

99.3	Audited Balance Sheet of Sunoco Partners LLC

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

(b)	Reports on Form 8-K from fourth fiscal quarter of fiscal 2002.

1.	A report on Form 8-K, dated October 31, 2002, was furnished pursuant to Item 5 of Form 8-K in connection with the Partnership’s signing a definitive agreement to purchase interests in Wolverine Pipe Line Company, West Shore Pipe Line Company, and Yellowstone Pipe Line Company from an affiliate of Union Oil Company of California.

2.	A report on Form 8-K, dated November 12, 2002, was furnished pursuant to Item 5 of Form 8-K in connection with the Partnership’s agreement to purchase a 43.8% interest in the West Texas Gulf Pipe Line Company for $10.6 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOCO LOGISTICS PARTNERS L.P. (Registrant)
By: Sunoco Partners LLC (Its General Partner)

By:	/s/ COLIN A. OERTON
Colin A. Oerton Vice President and Chief Financial Officer

March 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 7, 2003.

CYNTHIA A. ARCHER*	BRUCE G. FISCHER*
Cynthia A. Archer Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Bruce G. Fischer Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

STEPHEN L. CROPPER*	DEBORAH M. FRETZ*
Stephen L. Cropper Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Deborah M. Fretz Chief Executive Officer and Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Executive Officer)

MICHAEL H.R. DINGUS*	THOMAS W. HOFMANN*
Michael H.R. Dingus Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Thomas W. Hofmann Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

JOHN G. DROSDICK*	SEAN P. MCGRATH*
John G. Drosdick Director and Chairman of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Sean P. McGrath Comptroller of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Accounting Officer)

GARY W. EDWARDS*	COLIN A. OERTON*
Gary W. Edwards Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P	Colin A. Oerton Vice President and Chief Financial Officer of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Financial Officer)

*By:	/s/ COLIN A. OERTON
Colin A. Oerton Individually and as Attorney-in-Fact

CERTIFICATION

OF

PERIODIC FINANCIAL REPORT

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Deborah M. Fretz, President and Chief Executive Officer of Sunoco Partners LLC, the general partner of the registrant Sunoco Logistics Partners L.P., hereby certify that:

1.	I have reviewed this annual report on Form 10-K of Sunoco Logistics Partners L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report,

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DEBORAH M. FRETZ
Name:	Deborah M. Fretz
Title:	President and Chief Executive Officer
Date:	March 7, 2003

CERTIFICATION

OF

PERIODIC FINANCIAL REPORT

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Colin A. Oerton, Vice President and Chief Financial Officer of Sunoco Partners LLC, the general partner of the registrant Sunoco Logistics Partners L.P., hereby certify that:

1.	I have reviewed this annual report on Form 10-K of Sunoco Logistics Partners L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report,

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which is annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ COLIN A. OERTON
Name:	Colin A. Oerton
Title:	Vice President and Chief Financial Officer
Date:	March 7, 2003