Form 10-Q
period 2003-03-31
SUNOCO LOGISTICS PARTNERS LP
filed 2003-05-09
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 1-31219

SUNOCO LOGISTICS PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Ten Penn Center 1801 Market Street Philadelphia, PA	19103-1699
(Address of principal executive offices)	(Zip-Code)

(215) 977-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

At April 30, 2003, the number of the registrant’s Common Units outstanding were 11,388,154, and its Subordinated Units outstanding were 11,383,639.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except units and per unit amounts)

	Partnership	Partnership and Predecessor
	Three Months Ended March 31,
	2003	2002
Revenues
Sales and other operating revenue:
Affiliates	$353,980	$237,468
Unaffiliated customers	362,039	106,943
Other income	3,625	1,748

Total Revenues	719,644	346,159

Costs and Expenses
Cost of products sold and operating expenses	679,027	313,067
Depreciation and amortization	6,529	6,239
Selling, general and administrative expenses	11,647	9,737

Total Costs and Expenses	697,203	329,043

Operating Income	22,441	17,116
Net interest cost paid to / (received from) affiliates	(259)	717
Other interest cost and debt expense, net	5,089	2,605
Capitalized interest	(232)	(300)

Income before income tax expense	17,843	14,094
Income tax expense	—	1,555

Net Income	$17,843	$12,539

Allocation of 2002 Net Income:
Portion applicable to January 1 through February 7, 2002 (period prior to initial public offering)		$3,421
Portion applicable to February 8 through March 31, 2002		9,118

Net Income		$12,539

Calculation of Limited Partners’ interest in Net Income:
Net Income	$17,843	$9,118
Less: General Partners’ interest in Net Income	357	182

Limited Partners’ interest in Net Income	$17,486	$8,936

Net Income per Limited Partner unit (2002 is for the period from February 8 through March 31, 2002):
Basic	$0.77	$0.39

Diluted	$0.77	$0.39

Weighted average Limited Partners’ units outstanding:
Basic	22,771,793	22,767,278

Diluted	22,856,902	22,767,278

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	Partnership
	March 31, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$40,145	$33,840
Advances to affiliates (Note 3)	715	10,716
Accounts receivable, affiliated companies (Note 3)	108,952	105,466
Accounts receivable, net	380,424	251,071
Inventories:
Crude oil	29,719	24,641
Materials, supplies and other	1,107	1,103

Total Current Assets	561,062	426,837

Properties, plants and equipment	979,498	972,499
Less accumulated depreciation and amortization	405,469	398,985

Properties, plants and equipment, net	574,029	573,514

Investment in affiliates (Note 5)	66,674	65,733
Deferred charges and other assets	24,939	27,796

Total Assets	$1,226,704	$1,093,880

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$494,282	$356,977
Accrued liabilities	15,091	25,090
Current portion of long-term debt (Note 6)	322	303
Taxes payable	9,778	11,273

Total Current Liabilities	519,473	393,643
Long-term debt (Note 6)	317,065	317,142
Other deferred credits and liabilities	1,301	745
Commitments and contingent liabilities (Note 7)

Total Liabilities	837,839	711,530

Partners’ Capital:
Limited Partners’ interest	383,017	376,632
General Partner’s interest	5,848	5,718

Total Partners’ Capital	388,865	382,350

Total Liabilities and Partners’ Capital	$1,226,704	$1,093,880

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Partnership	Partnership and Predecessor
	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net income	$17,843	$12,539
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	6,529	6,239
Deferred income tax expense	—	675
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(3,486)	(83,179)
Accounts receivable, net	(129,353)	(24,811)
Inventories	(5,082)	(18,169)
Accounts payable and accrued liabilities	127,306	18,048
Taxes payable	(1,495)	812
Other	2,172	(3,951)

Net cash provided by / (used in) operating activities	14,434	(91,797)

Cash Flows from Investing Activities:
Capital expenditures	(6,701)	(3,387)
Collection of note receivable from affiliate	—	20,000

Net cash provided by / (used in) investing activities	(6,701)	16,613

Cash Flows from Financing Activities:
Distributions paid to unitholders and general partner	(11,328)	—
Net proceeds from issuance of common units to the public	—	98,314
Advances to affiliates, net	10,001	29,301
Repayments of long-term debt	(101)	(59)
Repayments of long-term debt due affiliate	—	(50,000)
Net proceeds from issuance of long-term debt	—	245,573
Special distribution to Sunoco	—	(245,573)
Contributions from Sunoco	—	40,217

Net cash (used in) / provided by financing activities	(1,428)	117,773

Net increase in cash and cash equivalents	6,305	42,589
Cash and cash equivalents at beginning of period	33,840	—

Cash and cash equivalents at end of period	$40,145	$42,589

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sunoco Logistics Partners L.P. (the “Partnership”) is a Delaware limited partnership formed by Sunoco, Inc. in October 2001 to acquire, own, and operate a substantial portion of Sunoco, Inc.’s logistics business, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast, Midwest and Southwest United States (collectively, “Sunoco Logistics (Predecessor)” or the “Predecessor”).

The accompanying condensed financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2003 are not necessarily indicative of results for the full year 2003. Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

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

2. The Initial Public Offering

On February 8, 2002, Sunoco, through its subsidiary, Sunoco Partners LLC, the general partner of the Partnership, contributed the Predecessor to the Partnership in exchange for: (i) a 2% general partner interest in the Partnership; (ii) incentive distribution rights (as defined in the Partnership Agreement); (iii) 5,633,639 common units; (iv) 11,383,639 subordinated units; and (v) a special interest representing the right to receive from the Partnership, on the closing of the IPO, the net proceeds from the issuance of $250 million of ten-year senior notes (the “Senior Notes”) by Sunoco Logistics Partners Operations L.P., a wholly-owned subsidiary of the Partnership (the “Operating Partnership”). The Partnership concurrently issued 5,750,000 common units (including 750,000 units issued pursuant to the underwriters’ over-allotment option) in an IPO at a price of $20.25 per unit. Net proceeds from the IPO were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. Related Party Transactions

Prior to the IPO, substantially all of the related party transactions discussed below were settled immediately through the net parent investment account. Subsequent to the IPO, normal trade terms apply to transactions with Sunoco as described in various agreements discussed below which were entered into concurrent with the IPO.

Advances to Affiliates

The Partnership entered into a treasury services agreement with Sunoco at the closing of the IPO pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership’s revolving credit facility (see Note 6).

Accounts Receivable, Affiliated Companies

Affiliated revenues in the condensed statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco, Inc. (R&M) (“Sunoco R&M”). Sales of crude oil are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues are generally determined using posted tariffs. Concurrent with the closing of the IPO, the Partnership entered into a pipeline and terminals storage and throughput agreement under which the Partnership is charging Sunoco R&M fees for services provided under these agreements comparable to those charged in arm’s-length, third-party transactions and Sunoco R&M has agreed to pay the Partnership a minimum level of revenues for transporting and terminalling refined products. Sunoco R&M also has agreed to minimum throughputs of refined products and crude oil in the Partnership’s Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines.

Under various other agreements entered into at the closing of the IPO, Sunoco R&M is, among other things, purchasing from the Partnership, at market-based rates, particular grades of crude oil that the Partnership’s crude oil acquisition and marketing business purchases for delivery to certain pipelines. These agreements automatically renew on a monthly basis unless terminated by either party on 30 days written notice. Sunoco R&M also leases the Partnership’s 58 miles of interrefinery pipelines between Sunoco R&M’s Philadelphia and Marcus Hook refineries for a term of 20 years.

Corporate Functions

Selling, general and administrative expenses in the condensed statements of income include costs incurred by Sunoco for the provision of centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services. Prior to

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the closing of the IPO, such expenses were based on amounts negotiated between the parties, which approximated Sunoco’s cost of providing services. Under an omnibus agreement (“Omnibus Agreement”) with Sunoco that the Partnership entered into at the closing of the IPO, Sunoco provides these centralized corporate functions for three years for an annual administrative fee, which may be increased annually by the lesser of 2.5% or the consumer price index for the applicable year. The fee for the annual period ended December 31, 2003 is $8.2 million. These costs may also increase if the Partnership makes an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco. The annual fee includes expenses incurred by Sunoco to perform the centralized corporate functions described above. This fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the premiums incurred. This fee also does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits. The Partnership is reimbursing Sunoco for these costs and other direct expenses incurred on the Partnership’s behalf.

Allocated Sunoco employee benefit plan expenses for employees who work in the pipeline, terminalling, storage and crude oil gathering operations, including senior executives, include non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans, and other such benefits. These expenses are reflected primarily in cost of products sold and operating expenses in the condensed statements of income. In connection with the transfer of the Predecessor’s operations to the Partnership, these employees, including senior executives, became employees of the Partnership’s general partner or its affiliates, which are wholly-owned subsidiaries of Sunoco. The Partnership has no employees.

Note Receivable from Affiliate

Effective October 1, 2000, the Predecessor loaned $20.0 million to Sunoco. The loan, which was evidenced by a note, was collected on January 1, 2002.

Long-Term Debt due Affiliate

At December 31, 2001, the Predecessor had four variable-rate notes totaling $140.0 million due to Sunoco. The notes bore interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service. The Predecessor repaid $50.0 million of this debt prior to the IPO. The remaining debt was not assumed by the Partnership.

4. Net Income Per Unit Data

Prior to the Partnership’s IPO on February 8, 2002, there were no limited partner units outstanding. As such, net income per unit presented for 2002 is for the 52-day period from February 8, 2002 to March 31, 2002. The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the first quarter 2003 and 2002:

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Partnership
	Three Months Ended March 31, 2003	Period from February 8, 2002 to March 31, 2002
Weighted average number of limited partner units outstanding—basic	22,771,793	22,767,278
Effect of dilutive unit incentive awards	85,109	—

Weighted average number of limited partner units—diluted	22,856,902	22,767,278

5. Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of March 31, 2003 and December 31, 2002 are as follows:

Ownership Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	9.2%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%

The following table provides summarized combined statement of income data on a 100% basis for the Partnership’s equity ownership interests for the first quarters of 2003 and 2002. The results of Wolverine, West Shore, Yellowstone and West Texas Gulf have been included from their date of acquisition on November 15, 2002 (see Note 8) (in thousands of dollars):

	Partnership	Partnership and Predecessor
	Three Months Ended March 31,
	2003	2002
Income Statement Data:
Total revenues	$72,724	$46,367
Net income	$22,135	$17,448

The following table provides summarized combined balance sheet data on a 100% basis for the Partnership’s equity ownership interests as of March 31, 2003 and December 31, 2002 (in thousands of dollars):

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Partnership
	March 31, 2003	December 31, 2002
Balance Sheet Data:
Current assets	$101,317	$100,132
Non-current assets	459,651	441,720
Current liabilities	81,159	70,404
Non-current liabilities	422,748	419,563
Net equity	57,061	51,885

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at March 31, 2003 exceeds the Partnership’s proportionate share of the net assets of the entities by $53.2 million. This excess is allocated as follows (in thousands of dollars):

Partnership
March 31, 2003
Pipeline and related assets	$23,054
Land (including rights of way)	8,207
Goodwill	21,926

$53,187

The excess investment allocated to pipeline and related assets is being amortized using the straight-line method over its estimated useful life of 40 years and is included within depreciation and amortization in the condensed statements of income. Goodwill is not amortized, but is reviewed for impairment annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

6. Long-Term Debt

The components of long-term debt (including current portion) were as follows (in thousands of dollars):

	Partnership
	March 31, 2003	December 31, 2002
Credit Facility	$64,500	$64,500
Senior Notes	250,000	250,000
Less unamortized bond discount	(1,490)	(1,533)

	313,010	312,967
Other (including current portion)	4,377	4,478

	$317,387	$317,445

In conjunction with the IPO, the Operating Partnership issued $250.0 million of ten-year, 7.25% Senior Notes at 99.325% of the principal amount and established a revolving credit facility that matures January 2005 (the “Credit Facility”) with a committed sum of $225 million at March 31, 2003. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge,

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of March 31, 2003. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100% of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity. The Operating Partnership distributed the net proceeds from the sale of the outstanding Senior Notes to the Partnership for distribution to Sunoco.

The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowings under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility will bear interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50% or the Bank of America prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at March 31, 2003 was 1.97%. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a ratio of total debt to EBITDA (each as defined in the credit agreement) up to 4.0 to 1; and an interest coverage ratio (as defined in the credit agreement) of at least 3.5 to 1. The Operating Partnership is in compliance with these covenants as of March 31, 2003. At March 31, 2003, the Partnership’s ratio of total debt to EBITDA was 2.9 to 1 and the interest coverage ratio was 5.2 to 1.

In April 2003, the Credit Facility was amended to increase the aggregate committed sum to $250.0 million. All other provisions of the amended Credit Facility are generally consistent with those discussed previously.

The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

The Partnership has no operations and its only assets are its investments in its wholly-owned partnerships and subsidiaries. The Operating Partnership also has no operations and its assets are limited primarily to its investments in its wholly-owned operating subsidiaries, deferred charges of $3.1 million, and cash and cash equivalents of $40.1 million. Except for amounts associated with the Senior Notes, Credit Facility, cash and cash equivalents and advances to affiliates, the assets and liabilities in the condensed balance sheets and the revenues and costs and expenses in the condensed statements of income are attributable to the operating subsidiaries.

7. Commitments and Contingent Liabilities

As part of the agreement to purchase Wolverine in November 2002 (see Note 8), the Partnership agreed to assume participation in an agreement along with the other owners of Wolverine to guarantee certain outstanding

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

debt instruments of Wolverine based upon ownership percentage. Based upon outstanding indebtedness of these instruments of approximately $6.0 million at March 31, 2003, the approximate amount of the guarantee is $1.9 million.

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed balance sheets at March 31, 2003 and December 31, 2002 was $0.3 million and $0.5 million, respectively. These liabilities do not include any amounts attributable to unasserted claims; nor have any recoveries from insurance been assumed.

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

Sunoco has indemnified the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed to the Partnership that arise from the operation of such assets prior to the closing of the February 2002 IPO. Sunoco has indemnified the Partnership for 100% of all losses asserted within the first 21 years of closing. Sunoco’s share of liability for claims asserted thereafter will decrease by 10% a year. For example, for a claim asserted during the twenty-third year after closing, Sunoco would be required to indemnify the Partnership for 80% of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the Partnership’s assets that occur on or after the closing of the February 2002 IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

Sunoco also has indemnified the Partnership for liabilities, other than environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arise out of Sunoco’s ownership and operation of the assets prior to the closing of the February 2002 IPO and that are asserted within 10 years after closing. In addition, Sunoco has indemnified the Partnership from liabilities relating to certain defects in title to the assets contributed to the Partnership and associated with failure to obtain certain consents and permits necessary to conduct its business that arise within 10 years after closing of the February 2002 IPO as well as from liabilities relating to legal actions currently pending against Sunoco or its affiliates and events and conditions associated with any assets retained by Sunoco or its affiliates.

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at March 31, 2003.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8. Acquisitions

On November 15, 2002, the Partnership acquired a company whose assets included equity ownership interests in three Midwestern and Western United States products pipeline companies, consisting of a 31.5% interest in Wolverine Pipe Line Company, a 9.2% interest in West Shore Pipe Line Company, and a 14.0% interest in Yellowstone Pipe Line Company, for an aggregate purchase price of $54.0 million.

On November 15, 2002, the Partnership acquired a 43.8% equity ownership interest in West Texas Gulf Pipe Line Company, a Texas crude oil pipeline, for an aggregate purchase price of $10.6 million from Sunoco. Consideration paid to Sunoco for the acquisition included $10.5 million in cash and 4,515 Partnership common units with a value of $0.1 million at the date of the transaction. Since the acquisition was from a related party, the interest in West Texas Gulf was recorded by the Partnership at Sunoco’s historical cost of $11.7 million. The additional $1.1 million was reflected as a capital contribution from Sunoco.

The following information compares the actual results for the first quarter 2003 to the unaudited pro forma data for the first quarter 2002 as if the acquisitions had occurred on January 1, 2002 (in thousands except per unit amounts):

	Partnership	Partnership and Predecessor
	Three Months Ended March 31,
	2003	2002
Total revenues	$719,644	$348,158
Net income	$17,843	$14,014
Net income per Limited Partner unit (2002 is for the period from February 8, 2002 through March 31, 2002):
Basic	$0.77	$0.45
Diluted	$0.77	$0.45

Net income utilized for net income per Limited Partner unit calculation purposes for the period from February 8, 2002 to March 31, 2002 was $10.2 million.

9. Cash Distributions

The Partnership distributes all cash on hand, less reserves established by the general partner in its discretion, within 45 days after the end of each quarter. This is defined as “available cash” in the partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct the Partnership’s business. The Partnership will make quarterly distributions to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.

As presented in the table below, if cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50%, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The amounts shown in the table below are the percentage interests of the general

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Distributions paid by the Partnership for the period from February 8, 2002, the closing date of the IPO, through March 31, 2003 were as follows:

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 14, 2003	$0.4875	$11.1	$0.2
November 14, 2002	$0.45	$10.3	$0.2
August 14, 2002	$0.45	$10.3	$0.2
May 15, 2002	$0.26	$5.9	$0.1

The distribution paid on May 15, 2002 represented the minimum quarterly distribution for the 52-day period from the closing date of the IPO, February 8, 2002, through March 31, 2002. On April 22, 2003, the Partnership declared a cash distribution of $0.4875 per unit on its outstanding common and subordinated units representing the distribution for the quarter ended March 31, 2003. The $11.3 million distribution, including $0.2 million to the general partner, will be paid on May 15, 2003 to unitholders of record at the close of business on May 1, 2003.

10. Business Segment Information

The following tables set forth certain statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three-month period ended March 31, 2003 and 2002 (in thousands of dollars):

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Partnership	Partnership and Predecessor
	Three Months Ended March 31,
	2003	2002
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$17,511	$17,315
Unaffiliated customers	5,995	5,436
Other income	2,661	1,744

Total Revenues	26,167	24,495

Operating expenses	9,441	11,436
Depreciation and amortization	2,468	2,567
Selling, general and administrative expenses	4,565	4,026

Total Costs and Expenses	16,474	18,029

Operating Income	$9,693	$6,466

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$14,397	$14,075
Unaffiliated customers	7,697	7,059
Other income	7	2

Total Revenues	22,101	21,136

Operating expenses	8,905	7,503
Depreciation and amortization	2,737	2,385
Selling, general and administrative expenses	3,059	2,639

Total Costs and Expenses	14,701	12,527

Operating Income	$7,400	$8,609

Western Pipeline System:
Sales and other operating revenue:
Affiliate	$322,072	$206,078
Unaffiliated customers	348,347	94,448
Other income	957	2

Total Revenues	671,376	300,528

Cost of products sold and operating expenses	660,681	294,128
Depreciation and amortization	1,324	1,287
Selling, general and administrative expenses	4,023	3,072

Total Costs and Expenses	666,028	298,487

Operating Income	$5,348	$2,041

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$9,693	$6,466
Terminal Facilities	7,400	8,609
Western Pipeline System	5,348	2,041

Total segment operating income	22,441	17,116
Net interest expense	4,598	3,022
Income tax expense	—	1,555

Net Income	$17,843	$12,539

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table provides the identifiable assets for each segment as of March 31, 2003 and December 31, 2002 (in thousands):

	Partnership
	March 31, 2003	December 31, 2002
Eastern Pipeline System	$315,947	$318,128
Terminal Facilities	213,417	212,286
Western Pipeline System	650,648	512,966
Corporate and other	46,692	50,500

Total Identifiable assets	$1,226,704	$1,093,880

Corporate and other assets consist primarily of cash and cash equivalents and advances to affiliates.

11. New Accounting Standards

Effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement significantly changed the method of accruing for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. Prior to January 1, 2003, a liability for an asset retirement obligation was recognized using a cost-accumulation measurement approach. The cumulative effect of this accounting change for years prior to 2003 of $0.4 million was included in cost of products sold and operating expenses in the condensed statement of income for the three months ended March 31, 2003. The Partnership did not reflect the amount as a cumulative effect of an accounting change as it was not material to the condensed financial statements. Other than the cumulative effect, this change did not have a significant impact on the Partnership’s condensed statement of income during the three months ended March 31, 2003. At March 31, 2003, the Partnership’s liability for asset retirement obligations amounted to $0.6 million. The Partnership has legal asset retirement obligations for several other assets, including certain pipelines and terminals, where it is not possible to estimate the time period when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time.

Effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement superseded Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Terminal Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than at the plan commitment date if the benefit arrangement requires employees to render future service beyond a “minimum retention period.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 only

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

applies to prospective activities, and it had no impact on the Partnership’s financial position or results of operations during the first quarter 2003.

Effective January 1, 2003, the Partnership adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”). The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. FASB Interpretation No. 45 had no impact on the Partnership’s financial position or results of operations during the first quarter 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Three Months Ended March 31, 2003 and 2002

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31,
	2003	2002
Eastern Pipeline System(1):
Total shipments (barrel miles per day)(2)	54,799,851	54,579,732
Revenue per barrel mile (cents)	0.476	0.463

Terminal Facilities:
Terminal throughput (bpd):
Nederland terminal	392,605	416,000
Other terminals(3)	765,389	743,946

Western Pipeline System(1):
Crude oil pipeline throughput (bpd)	310,620	277,500
Crude oil purchases at wellhead (bpd)	199,693	190,910
Gross margin per barrel of pipeline throughput (cents)(4)	30.1	20.5

(1)	Excludes amounts attributable to equity ownership interests in the joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Consists of the Partnership’s refined product terminals, the Fort Mifflin Terminal Complex and the Marcus Hook Tank Farm.
(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

Net income was $17.8 million for the three months ended March 31, 2003 as compared with $12.5 million for the same period in the prior year, an increase of $5.3 million. This increase was primarily the result of a $5.3 million increase in operating income and a $1.6 million increase from the absence of corporate income taxes in the current quarter due to our partnership status, partially offset by a $1.6 million increase in net interest expense. Operating income increased $5.3 million to $22.4 million for the first quarter 2003 compared with $17.1 million for the first quarter 2002 due principally to higher gross margins from the Western Pipeline System, lower operating expenses at the Eastern Pipeline System, and equity income from the corporate joint ventures acquired in November 2002. Partially offsetting these increases were higher operating expenses at the Terminal Facilities business segment and an increase in selling, general and administrative expenses due to higher administrative costs and a full quarter of public company costs in 2003 compared to the partial first quarter of 2002 due to our IPO on February 8, 2002.

Sales and other operating revenue totaled $716.0 million for the first quarter 2003 as compared with $344.4 million for the corresponding 2002 period, an increase of $371.6 million. This increase was largely attributable to an increase in crude oil prices and higher lease acquisition volumes. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $33.80 per barrel for the first quarter 2003 from $21.67 for the first quarter 2002. Other income increased $1.9 million from the prior year period to $3.6 million for the first quarter 2003 due principally to equity income from the interests in corporate joint ventures acquired in November 2002, partially offset by a decline in equity income from Explorer pipeline due to lower volumes.

Total costs of products sold and operating expenses increased $366.0 million to $679.0 million for the first quarter 2003 from $313.0 million for the prior year period due primarily to the increase in crude oil prices and higher lease acquisition volumes described earlier. Selling, general and administrative expenses increased $1.9 million to $11.6 million for the first quarter 2003 from $9.7 million for the prior year period. This increase was primarily attributable to higher administrative costs and a full quarter of public company costs in 2003 compared to the partial first quarter of 2002 due to the IPO on February 8, 2002.

Net interest expense increased $1.6 million to $4.6 million for the first quarter 2003 from $3.0 million for the prior year period primarily due to the interest on the $250 million 7.25% Senior Notes being incurred for a full quarter in 2003, as compared to a partial first quarter in 2002, since these notes were issued on the date of the IPO. In addition, the first quarter 2003 included interest expense on the $64.5 million drawn under the Credit Facility to fund the pipeline interests acquired in November 2002.

Income tax expense for the first quarter 2003 decreased $1.6 million from the first quarter 2002 due to the absence of corporate income taxes in the current period due to the Partnership not being subject to income taxes from its inception on February 8, 2002.

Analysis of Segment Operating Income

Eastern Pipeline System:

Operating income for the Eastern Pipeline System was $9.7 million for the first quarter 2003 compared with $6.5 million for the prior year period. The $3.2 million increase was primarily the result of a $1.6 million decrease in total costs and expenses, a $0.9 million increase in other income, and a $0.8 million increase in sales and other operating revenue. Sales and other operating revenue increased compared with the prior year period due principally to higher revenues per barrel mile. The increase in other income was due to the equity income from the interests in the corporate joint ventures acquired in November 2002, partially offset by a decline in equity income from Explorer pipeline due to lower volumes.

The $1.6 million decrease in total costs and expenses from the prior year period was primarily due to a $2.0 million decline in operating expenses, partially offset by a $0.5 million increase in selling, general and administrative expenses. The decrease in operating expenses from the prior year period was due principally to the absence of costs associated with a pipeline leak in January 2002 and lower pipeline maintenance expenses. As this pipeline leak occurred prior to the IPO and the Partnership is indemnified by Sunoco, Inc. for liabilities associated with this incident, there was no impact on the Partnership’s post-IPO financial results. The increase in selling, general and administrative expenses was due to higher allocated administrative expenses and a full quarter of public company costs in 2003.

Terminal Facilities

Operating income for the Terminal Facilities was $7.4 million for the first quarter 2003 compared with $8.6 million for the prior year period. The $1.2 million decrease was due to a $2.2 million increase in total costs and expenses, partially offset by a $1.0 million increase in total revenues. The $1.0 million increase in total revenues from the prior year period was largely due to higher combined volumes at the refined product terminals, the Fort Mifflin Terminal Complex, and the Marcus Hook Tank Farm (collectively referred to as the “Other Terminals”) as a result of increased demand for heating oil in the Northeast U.S. due to cold winter weather. Revenue at the Nederland Terminal was also slightly higher due to an increase in tank rental revenues as a result of a new tank placed into service in the second quarter 2002, partially offset by a decline in volumes caused by rising foreign crude oil prices relative to domestic crude oil prices.

The $2.2 million increase in total costs and expenses from the prior year period was due to a $1.4 million increase in operating expenses, a $0.4 million increase in selling, general and administrative expenses, and a $0.4 million increase in depreciation and amortization. Operating expenses were higher principally due to higher maintenance expenses. Selling, general and administrative expenses increased due to higher allocated administrative expenses and a full quarter of public company costs in 2003. Depreciation and amortization was higher compared with the prior year due to a higher depreciable asset base.

Western Pipeline System

Operating income for the Western Pipeline System was $5.3 million for the first quarter 2003, a $3.3 million increase from the prior year period. This increase was primarily the result of a $3.3 million increase in gross margin and a $1.0 million increase in other income, partially offset by a $1.0 million increase in selling, general and administrative expenses.

Sales and other operating revenue and cost of products sold and operating expenses increased in the first quarter 2003 compared with the prior year period due to an increase in crude oil prices and higher lease acquisition volumes as discussed earlier. The $3.3 million increase in gross margin was primarily due to an increase in lease acquisition volumes and margins and higher trunk pipeline volumes and revenues compared with the prior year period. Other income increased $1.0 million due to equity income from the 43.8% interest in the West Texas Gulf pipeline acquired in November 2002. Selling, general and administrative expenses were higher by $1.0 million compared with the prior year period due to higher allocated administrative expenses and a full quarter of public company costs in 2003.

Liquidity and Capital Resources

General

Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At March 31, 2003, the Partnership had working capital of $41.6 million. In April 2003, the Credit Facility was amended to increase the aggregate committed sum to $250 million, increasing the remaining capacity under the facility to $185.5 million. In addition, the Partnership has a $500 million universal shelf registration statement, declared effective March 14, 2003, which allows the issuance of additional common units or debt securities. The Partnership’s working capital position is stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for crude oil inventories reflected in the balance sheets. The current replacement cost of all such inventories exceeded their carrying value at March 31, 2003 by $34.8 million. Management believes that the Partnership has sufficient liquid assets, cash from operations and borrowing capacity under its credit agreements to meet its financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated capital expenditures and acquisitions. However, the Partnership is subject to business and operations risks that could adversely effect its cash flow. The Partnership may supplement its cash generation with proceeds from financing activities, including borrowings under the Credit Facility, other borrowings and the issuance of additional common units.

Cash Flows

Net cash provided by operating activities for the first quarter 2003 was $14.4 million compared with net cash used in operating activities of $91.8 million in the prior year period. The increase in net cash provided between the periods is primarily due to a $12.1 million increase in working capital during the first quarter 2003 compared with a $107.3 million increase in 2002. The increase in working capital in the first quarter 2002 is largely due to the replacement of working capital that was not contributed by Sunoco, Inc. to the Partnership upon formation. The net proceeds of the IPO were used to replenish the working capital shortfall. The working capital not contributed consisted primarily of $81.0 million of affiliated company accounts receivable and $13.5 million of crude oil inventory. In addition to the working capital change between periods, there was also an increase in net income of $5.3 million and depreciation and amortization of $0.3 million, partially offset by a decline in deferred income tax expense of $0.7 million.

Net cash used in investing activities was $6.7 million for the first quarter 2003 compared with net cash provided by investing activities of $16.6 million in the prior year period. The change between periods is due to the collection of a $20.0 million note receivable from the Claymont Investment Company, a wholly-owned subsidiary of Sunoco, Inc., in the first quarter 2002, partially offset by a $3.3 million increase in capital expenditures between periods to $6.7 million for the first quarter 2003. See further discussion of capital expenditures under “Capital Requirements”.

Net cash used in financing activities for the first quarter 2003 was $1.4 million compared with net cash provided by financing activities of $117.8 million for the first quarter 2002. The $1.4 million of net cash used in the first quarter 2003 was due to $11.3 million of distributions paid to unitholders and the general partner and $0.1 million of repayments of long-term debt, partially offset by $10.0 million collection of advances to affiliate. The $117.8 million of net cash provided for the first quarter 2002 include the Partnership’s net proceeds of $98.3 million from the IPO, $40.2 million of capital contributions from Sunoco, Inc., and $29.3 million of collections of advances to affiliate, partially offset by a $50.0 million repayment of long-term debt due an affiliate and a $0.1 million repayment of long-term debt. In addition, net proceeds of $245.6 million from the issuance of the Senior Notes in conjunction with the IPO were distributed to Sunoco, Inc. For more information on the IPO and related transactions, see Note 2 to the condensed financial statements.

Capital Requirements

The pipeline, terminalling, and crude oil transport operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

•	Maintenance capital expenditures, such as those required to maintain equipment reliability, tankage, and pipeline integrity and safety, and to address environmental regulations; and

•	Expansion capital expenditures to acquire complementary assets to grow the business and to expand existing facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures for the periods presented (in thousands of dollars):

	Three Months Ended March 31,
	2003	2002
Maintenance	$4,222	$2,336
Expansion	2,479	1,051

	$6,701	$3,387

Maintenance capital expenditures for the first quarter 2003 were $4.2 million, an increase of $1.9 million from the prior year period. This increase was largely due to the purchase of replacement crude oil transport trucks and trailers for the Western Pipeline System for $1.7 million. Maintenance capital spending for the first quarter 2003 also included recurring expenditures such as pipeline integrity enhancements, pipeline relocations, repair and upgrade of field instrumentation, repair and replacement of tank floors and roofs, upgraded of cathodic protection systems, and the upgrade to pump stations. Management expects maintenance capital expenditures to be approximately $25.5 million in 2003.

Expansion capital expenditures increased by $1.4 million to $2.5 million for the first quarter 2003 compared with the prior year period. The $2.5 million of expansion capital spending for the first quarter 2003 was primarily for the construction of two new tanks and a new pump station at the Nederland Terminal. The new tanks will add approximately 1.3 million barrels of storage capacity to the terminal, and both projects are expected to be operational during the second quarter 2003. Expansion capital spending for 2002 was primarily for the construction of a new tank at the Nederland Terminal that was placed into service during the second quarter 2002.

Subsequent Event

In April 2003, Sunoco, Inc. signed a letter of intent to acquire El Paso Corporation’s 150 thousand barrels-per-day Eagle Point refinery and related assets located in Westville, NJ. These related assets, for which no value has yet been assigned, include certain pipeline and terminalling assets that Sunoco must offer the Partnership an opportunity to purchase pursuant to the Omnibus Agreement. The transaction is subject to the satisfaction of certain conditions, including regulatory approvals and negotiation of final definitive agreements, and is expected to be completed in the second or third quarter of 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage such exposures, inventory levels and expectations of future commodity prices and interest rates are monitored when making decisions with respect to risk management. The Partnership has not entered into derivative transactions that would expose it to price risk.

The Credit Facility, with outstanding borrowings at March 31, 2003 of $64.5 million and which was amended to increase the aggregate committed sum to $250 million in April 2003, exposes the Partnership to interest rate risk since it bears interest at a variable rate (1.97% at March 31, 2003). A one percent change in interest rates changes annual interest expense by approximately $645,000 based upon outstanding borrowings under the Credit Facility of $64.5 million.

Forward-Looking Statements

Certain matters discussed in this quarterly report on Form 10-Q, excluding historical information, include forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements discuss expected future results based on current and pending business operations, and may be identified by words such as “anticipates”, “believes”, “expects”, “planned”, “scheduled” or similar expressions. Although management of the Partnership believes these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	Changes in demand for crude oil and refined petroleum products that are stored and distributed;

•	Changes in demand for storage in the Partnership’s petroleum product terminals;

•	The loss of Sunoco (R&M) as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the throughput on petroleum product pipelines owned and operated by third parties and connected to the Partnership’s petroleum product pipelines and terminals;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes to existing or future state or federal government regulations banning or restricting the use of MTBE in gasoline;

•	Improvements in energy efficiency and technology resulting in reduced demand;

•	The Partnership’s ability to manage rapid growth;

•	The Partnership’s ability to control costs;

•	The effect of changes in accounting principles;

•	Global and domestic economic repercussions from terrorist activities and international hostilities and the government’s response thereto;

•	The occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	Changes in the reliability and efficiency of the Partnership’s operating facilities or those of Sunoco R&M or third parties;

•	Changes in the expected level of environmental remediation spending;

•	Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	The ability of announced acquisitions or expansions to be cash-flow accretive;

•	The Partnership’s ability to successfully consummate announced acquisitions or expansions and integrate them into existing business operations;

•	Risks related to labor relations;

•	Non-performance by a major customer or supplier;

•	Price trends and overall demand for refined petroleum products, crude oil and natural gas liquids in the United States, economic activity, weather, alternative energy sources, conservation and technological advances which may affect price trends and demand for the Partnership’s business activities;

•	Changes in the Partnership’s tariff rates, implemented by federal and/or state government regulators;

•	The amount of the Partnership’s indebtedness, which could make the Partnership vulnerable to general adverse economic and industry conditions, limit the Partnership’s ability to borrow additional funds, place it at competitive disadvantages compared to competitors that have less debt or have other adverse consequences;

•	Restrictive covenants in the Partnership’s or Sunoco, Inc.’s credit agreements;

•	Changes in the Partnership’s or Sunoco, Inc.’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	The political and economic stability of the oil producing nations of the world; and

•	The costs and effects of legal and administrative claims and proceedings against the Partnership or its subsidiaries, and changes in the status of litigation to which the Partnership is a party.

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

Item 4. Controls and Procedures

(a) Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the management of Sunoco Partners LLC, the Partnership’s general partner (including the President and Chief Executive Officer of Sunoco Partners LLC and the Vice President and Chief Financial Officer of Sunoco Partners LLC), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer of Sunoco Partners LLC and the Vice President and Chief Financial Officer of Sunoco Partners LLC concluded that the Partnership’s disclosure controls and procedures are effective.

(b) There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to this evaluation.

(c) Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the

Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer of Sunoco Partners LLC and the Vice President and Chief Financial Officer of Sunoco Partners LLC, as appropriate, to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are certain legal and administrative proceedings pending against the Predecessor and the Partnership (as successor to certain liabilities of the Predecessor). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco, Inc. has agreed to indemnify the Partnership for any losses it may suffer as a result of these pending legal actions.

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco, Inc. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership.

Item 2. Changes in Securities and Uses of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

12.1: Statement of Computation of Ratio of Earnings to Fixed Charges

99.1: Certification of Periodic Report

99.2: Certification of Periodic Report

(b) Reports on Form 8-K

A report on Form 8-K, dated April 24, 2003, was furnished pursuant to Item 7—“Financial Statements and Exhibits” and Item 9—“Regulation FD Disclosure” of Form 8-K in connection with the Partnership’s earnings press release for the first quarter of 2003 that was issued on April 24, 2003. This release, which is required under Item 12—“Results of Operations and Financial Condition”, has been included under Item 9 pursuant to interim reporting guidance provided by the SEC. In this Form 8-K, the Partnership also furnished under Items 7 and 9 additional information concerning the Partnership’s first quarter earnings that was presented to investors in a teleconference call.

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

SUNOCO LOGISTICS PARTNERS L.P.

By:	/s/ COLIN A. OERTON
Colin A. Oerton Vice President & Chief Financial Officer

Date:  May 9, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DEBORAH M. FRETZ
Name: Title: Date:	Deborah M. Fretz President and Chief Executive Officer May 9, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ COLIN A. OERTON
Name: Title: Date:	Colin A. Oerton Vice President and Chief Financial Officer May 9, 2003