Form 10-Q
period 2003-06-30
SUNOCO LOGISTICS PARTNERS LP
filed 2003-08-07
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

At July 31, 2003, the number of the registrant’s Common Units outstanding were 11,388,154, and its Subordinated Units outstanding were 11,383,639.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except units and per unit amounts)

	Partnership
	Three Months Ended June 30,
	2003	2002
Revenues
Sales and other operating revenue:
Affiliates	$313,087	$307,824
Unaffiliated customers	343,854	142,616
Other income	3,214	1,768

Total Revenues	660,155	452,208

Costs and Expenses
Cost of products sold and operating expenses	623,645	418,998
Depreciation and amortization	7,065	6,473
Selling, general and administrative expenses	12,627	9,674

Total Costs and Expenses	643,337	435,145

Operating Income	16,818	17,063
Net interest cost paid to affiliates	92	428
Other interest cost and debt expense, net	5,125	4,373
Capitalized interest	(261)	(245)

Net Income	$11,862	$12,507

Calculation of Limited Partners’ interest:
Net Income	$11,862	$12,507
Less: General Partner’s interest	237	250

Limited Partners’ interest in Net Income	$11,625	$12,257

Net Income per Limited Partner unit:
Basic	$0.51	$0.54

Diluted	$0.51	$0.54

Weighted average Limited Partners’ units outstanding:
Basic	22,771,793	22,767,278

Diluted	22,875,790	22,767,278

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except units and per unit amounts)

	Partnership	Partnership and Predecessor
	Six Months Ended June 30,
	2003	2002
Revenues
Sales and other operating revenue:
Affiliates	$667,067	$545,292
Unaffiliated customers	705,893	249,559
Other income	6,839	3,516

Total Revenues	1,379,799	798,367

Costs and Expenses
Cost of products sold and operating expenses	1,302,672	732,065
Depreciation and amortization	13,594	12,712
Selling, general and administrative expenses	24,274	19,411

Total Costs and Expenses	1,340,540	764,188

Operating Income	39,259	34,179
Net interest cost (received from)/paid to affiliates	(167)	1,145
Other interest cost and debt expense, net	10,214	6,978
Capitalized interest	(493)	(545)

Income before income tax expense	29,705	26,601
Income tax expense	—	1,555

Net Income	$29,705	$25,046

Allocation of 2002 Net Income:
Portion applicable to January 1 through February 7, 2002 (period prior to initial public offering)		$3,421
Portion applicable to February 8 through June 30, 2002		21,625

Net Income		$25,046

Calculation of Limited Partners’ interest:
Net Income	$29,705	$21,625
Less: General Partner’s interest in Net Income	594	433

Limited Partners’ interest in Net Income	$29,111	$21,192

Net Income per Limited Partner unit (2002 is for the Period from February 8 through June 30, 2002):
Basic	$1.28	$0.93

Diluted	$1.27	$0.93

Weighted average Limited Partners’ units outstanding:
Basic	22,771,793	22,767,278

Diluted	22,866,346	22,767,278

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	Partnership
	June 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$38,399	$33,840
Advances to affiliates (Note 3)	8,441	10,716
Accounts receivable, affiliated companies (Note 3)	96,366	105,466
Accounts receivable, net	338,212	251,071
Inventories:
Crude oil	25,685	24,641
Materials, supplies and other	724	1,103

Total Current Assets	507,827	426,837

Properties, plants and equipment	987,653	972,499
Less accumulated depreciation and amortization	(412,292)	(398,985)

Properties, plants and equipment, net	575,361	573,514

Investment in affiliates (Note 5)	67,017	65,733
Deferred charges and other assets	24,224	27,796

Total Assets	$1,174,429	$1,093,880

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$435,836	$356,977
Accrued liabilities	20,600	25,090
Current portion of long-term debt (Note 6)	322	303
Taxes payable	9,250	11,273

Total Current Liabilities	466,008	393,643

Long-term debt (Note 6)	317,005	317,142
Other deferred credits and liabilities	1,225	745
Commitments and contingent liabilities (Note 7)

Total Liabilities	784,238	711,530

Partners’ Capital:
Limited Partners’ interest	384,316	376,632
General Partner’s interest	5,875	5,718

Total Partners’ Capital	390,191	382,350

Total Liabilities and Partners’ Capital	$1,174,429	$1,093,880

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Partnership	Partnership and Predecessor
	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$29,705	$25,046
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	13,594	12,712
Deferred income tax expense	—	675
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	9,100	(85,021)
Accounts receivable, net	(87,141)	(27,186)
Inventories	(665)	(8,606)
Accounts payable and accrued liabilities	74,369	19,388
Taxes payable	(2,023)	2,850
Other	2,382	(6,455)

Net cash provided by/ (used in) operating activities	39,321	(66,597)

Cash Flows from Investing Activities:
Capital expenditures	(14,970)	(15,172)
Collection of note receivable from affiliate	—	20,000

Net cash (used in) /provided by investing activities	(14,970)	4,828

Cash Flows from Financing Activities:
Distributions paid to unitholders and general partner	(22,656)	(6,040)
Net proceeds from issuance of common units to the public	—	98,314
Advances from/ (to) affiliates, net	2,275	(13,713)
Repayments of long-term debt	(203)	(124)
Repayments of long-term debt due affiliate	—	(50,000)
Net proceeds from issuance of long-term debt	—	245,573
Special distribution to Sunoco	—	(245,573)
Contributions from Sunoco	792	40,217

Net cash (used in) /provided by financing activities	(19,792)	68,654

Net increase in cash and cash equivalents	4,559	6,885
Cash and cash equivalents at beginning of period	33,840	—

Cash and cash equivalents at end of period	$38,399	$6,885

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

The accompanying condensed financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months and six months ended June 30, 2003 are not necessarily indicative of results for the full year 2003. Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

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

Accounts Receivable, Affiliated Companies

Affiliated revenues in the condensed statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco, Inc. (R&M) (“Sunoco R&M”). Sales of crude oil are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms in the aggregate to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues are generally determined using posted tariffs. Concurrent with the closing of the IPO, the Partnership entered into a pipeline and terminals storage and throughput agreement under which the Partnership is charging Sunoco R&M fees for services provided under these agreements comparable to those charged in arm’s-length, third-party transactions and Sunoco R&M has agreed to pay the Partnership a minimum level of revenues for transporting and terminalling refined products. Sunoco R&M also has agreed to minimum throughputs of refined products and crude oil in the Partnership’s Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines.

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

Prior to the closing of the IPO, such expenses were based on amounts negotiated between the parties, which approximated Sunoco’s cost of providing services. Under an omnibus agreement (“Omnibus Agreement”) with Sunoco that the Partnership entered into at the closing of the IPO, Sunoco provides these centralized corporate functions for three years for an annual administrative fee, which may be increased annually by the lesser of 2.5% or the consumer price index for the applicable year. The fee for the annual period ending December 31, 2003 is $8.2 million. These costs may also increase if the Partnership makes an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco. The annual fee includes expenses incurred by Sunoco to perform the centralized corporate functions described above. This fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the premiums incurred. This fee also does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits. The Partnership is reimbursing Sunoco for these costs and other direct expenses incurred on the Partnership’s behalf.

Allocated Sunoco employee benefit plan expenses for employees who work in the pipeline, terminalling, storage and crude oil gathering operations, including senior executives, include non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans, and other such benefits. These expenses are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the condensed statements of income. In connection with the transfer of the Predecessor’s operations to the Partnership, these employees, including senior executives, became employees of the Partnership’s general partner or its affiliates, which are wholly-owned subsidiaries of Sunoco. The Partnership has no employees.

Note Receivable from Affiliate

Effective October 1, 2000, the Predecessor loaned $20.0 million to Sunoco. The loan, which was evidenced by a note, was repaid on January 1, 2002.

Long-Term Debt due Affiliate

At December 31, 2001, the Predecessor had four variable-rate notes totaling $140.0 million due to Sunoco. The notes bore interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service. The Predecessor repaid $50.0 million of this debt prior to the IPO. The remaining debt was not assumed by the Partnership.

Capital Contributions

The Omnibus Agreement with Sunoco requires Sunoco R&M to, among other things, reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. During the six months ended June 30, 2003, the Partnership received $0.8 million from Sunoco R&M, consisting of $0.5 million for maintenance capital expenditures and $0.3 million for operating expenses, under this provision within the Omnibus Agreement. The Partnership recorded this amount as a capital contribution. No amounts were recorded under this provision for the six months ended June 30, 2002.

4. Net Income Per Unit Data

Prior to the Partnership’s IPO on February 8, 2002, there were no limited partner units outstanding. As such, net income per unit presented for 2002 is for the period from February 8, 2002 to June 30, 2002. The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30, 2003	Period from February 8 to June 30, 2002
	2003	2002
Weighted average number of limited partner units outstanding—basic	22,771,793	22,767,278	22,771,793	22,767,278
Effect of dilutive unit incentive awards	103,997	—	94,553	—

Weighted average number of limited partner units—diluted	22,875,790	22,767,278	22,866,346	22,767,278

5. Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of June 30, 2003 and December 31, 2002 are as follows:

Ownership Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	9.2%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%

The following table provides summarized combined statement of income data on a 100% basis for the Partnership’s corporate joint venture interests for the three-months and six-months ended June 30, 2003 and 2002. The results of Wolverine, West Shore, Yellowstone and West Texas Gulf have been included from their date of acquisition on November 15, 2002 (see Note 8) (in thousands of dollars):

	Partnership		Partnership	Partnership and Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income Statement Data:
Total revenues	$80,343	$51,093	$153,067	$97,460
Net income	$22,134	$17,382	$44,270	$34,830

The following table provides summarized combined balance sheet data on a 100% basis for the Partnership’s corporate joint venture interests as of June 30, 2003 and December 31, 2002 (in thousands of dollars):

	Partnership
	June 30, 2003	December 31, 2002
Balance Sheet Data:
Current assets	$90,884	$100,132
Non-current assets	469,396	441,720
Current liabilities	76,133	70,404
Non-current liabilities	428,696	419,563
Net equity	55,451	51,885

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at June 30, 2003 exceeds the Partnership’s proportionate share of the net assets of the entities by $53.0 million. This excess is allocated as follows (in thousands of dollars):

Partnership
June 30, 2003
Pipeline and related assets	$22,910
Land (including rights of way)	8,207
Goodwill	21,926

$53,043

The excess investment allocated to pipeline and related assets is being amortized using the straight-line method over its estimated useful life of 40 years and is included within depreciation and amortization in the condensed statements of income. Goodwill is not amortized, but is reviewed for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

6. Long-Term Debt

The components of long-term debt (including current portion) are as follows (in thousands of dollars):

	Partnership
	June 30, 2003	December 31, 2002
Credit Facility	$64,500	$64,500
Senior Notes	250,000	250,000
Less unamortized bond discount	(1,449)	(1,533)

	313,051	312,967
Other (including current portion)	4,276	4,478

	$317,327	$317,445

In conjunction with the IPO, the Operating Partnership issued $250.0 million of ten-year, 7.25% Senior Notes at 99.325% of the principal amount and established a revolving credit facility that matures January 2005 (the “Credit Facility”) with a committed sum of $250 million at June 30, 2003. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of June 30, 2003. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100% of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity. The Operating Partnership distributed the net proceeds from the sale of the outstanding Senior Notes to the Partnership for distribution to Sunoco.

The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowings under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility will bear interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50% or the Bank of America prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at June 30, 2003 was 1.9%. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a ratio of total debt to EBITDA (each as defined in the credit agreement) up to 4.0 to 1; and an interest coverage ratio (as defined in the credit agreement) of at least 3.5 to 1. The Operating Partnership is in compliance with these covenants as of June 30, 2003. At June 30, 2003, the Partnership’s ratio of total debt to EBITDA was 3.0 to 1 and the interest coverage ratio was 5.1 to 1.

The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

The Partnership has no operations and its only assets are its investments in its wholly-owned partnerships and subsidiaries. The Operating Partnership also has no operations and its assets are limited primarily to its investments in its wholly-owned operating subsidiaries, deferred charges of $3.3 million, and cash and cash equivalents of $38.4 million. Except for amounts associated with the Senior Notes, Credit Facility, and cash and cash equivalents, the assets and liabilities in the condensed balance sheets and the revenues and costs and expenses in the condensed statements of income are attributable to the operating subsidiaries.

7. Commitments and Contingent Liabilities

As part of the agreement to purchase Wolverine in November 2002 (see Note 8), the Partnership agreed to assume participation in an agreement along with the other owners of Wolverine to guarantee certain outstanding debt instruments of Wolverine based upon ownership percentage. Based upon outstanding indebtedness of these instruments of approximately $9.2 million at June 30, 2003, the approximate amount of the guarantee is $2.9 million.

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed balance sheets at June 30, 2003 and December 31, 2002 was $0.2 million and $0.5 million, respectively. These liabilities do not include any amounts attributable to unasserted claims; nor have any recoveries from insurance been assumed.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at June 30, 2003.

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

The following information compares the actual results for the three and six months ended June 30, 2003 to the unaudited pro forma data for the comparable prior year periods as if the acquisitions had occurred on January 1, 2002 (in thousands except per unit amounts):

	Partnership		Partnership	Partnership and Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total revenues	$660,155	$453,958	$1,379,799	$802,116
Net income	$11,862	$13,745	$29,705	$27,759
Net income per Limited Partner unit (six months ended June 30, 2002 is for the period from February 8 through June 30, 2002):
Basic	$0.51	$0.58	$1.28	$1.03
Diluted	$0.51	$0.58	$1.27	$1.03

Net income utilized for net income per Limited Partner unit calculation purposes for the three months ended June 30, 2002 and for the period from February 8, 2002 to June 30, 2002 was $13.3 million and $23.5 million, respectively.

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

Distributions paid by the Partnership for the period from February 8, 2002, the closing date of the IPO, through June 30, 2003 were as follows:

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
May 15, 2003	$0.4875	$11.1	$0.2
February 14, 2003	$0.4875	$11.1	$0.2
November 14, 2002	$0.45	$10.3	$0.2
August 14, 2002	$0.45	$10.3	$0.2
May 15, 2002	$0.26	$5.9	$0.1

On July 23, 2003, the Partnership declared a cash distribution of $0.50 per unit on its outstanding common and subordinated units representing the distribution for the quarter ended June 30, 2003. The $11.6 million distribution, including $0.2 million to the general partner, will be paid on August 14, 2003 to unitholders of record at the close of business on August 4, 2003. The distribution paid on May 15, 2002 represented the minimum quarterly distribution for the 52-day period from the closing date of the IPO, February 8, 2002, through March 31, 2002.

10. Business Segment Information

The following tables set forth statement of income information concerning the Partnership’s business segments and reconcile total segment operating income to net income for the three and six month periods ended June 30, 2003 and 2002 (in thousands of dollars):

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Partnership
	Three Months Ended June 30,
	2003	2002
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$17,803	$18,228
Unaffiliated customers	4,856	5,621
Other income	2,626	1,767

Total Revenues	25,285	25,616

Operating expenses	9,447	10,614
Depreciation and amortization	2,801	2,362
Selling, general and administrative expenses	4,725	3,980

Total Costs and Expenses	16,973	16,956

Operating Income	$8,312	$8,660

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$15,160	$13,460
Unaffiliated customers	7,494	7,960
Other income	8	—

Total Revenues	22,662	21,420

Operating expenses	9,525	8,565
Depreciation and amortization	2,840	2,697
Selling, general and administrative expenses	3,502	2,614

Total Costs and Expenses	15,867	13,876

Operating Income	$6,795	$7,544

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$280,124	$276,136
Unaffiliated customers	331,504	129,035
Other income	580	1

Total Revenues	612,208	405,172

Cost of products sold and operating expenses	604,673	399,819
Depreciation and amortization	1,424	1,414
Selling, general and administrative expenses	4,400	3,080

Total Costs and Expenses	610,497	404,313

Operating Income	$1,711	$859

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$8,312	$8,660
Terminal Facilities	6,795	7,544
Western Pipeline System	1,711	859

Total segment operating income	16,818	17,063
Net interest expense	4,956	4,556

Net Income	$11,862	$12,507

	Partnership	Partnership and Predecessor
	Six Months Ended June 30,
	2003	2002
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$35,314	$35,543
Unaffiliated customers	10,851	11,057
Other income	5,287	3,511

Total Revenues	51,452	50,111

Operating expenses	18,888	22,050
Depreciation and amortization	5,269	4,929
Selling, general and administrative expenses	9,290	8,006

Total Costs and Expenses	33,447	34,985

Operating Income	$18,005	$15,126

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$29,557	$27,535
Unaffiliated customers	15,191	15,019
Other income	15	2

Total Revenues	44,763	42,556

Operating expenses	18,430	16,068
Depreciation and amortization	5,577	5,082
Selling, general and administrative expenses	6,561	5,253

Total Costs and Expenses	30,568	26,403

Operating Income	$14,195	$16,153

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$602,196	$482,214
Unaffiliated customers	679,851	223,483
Other income	1,537	3

Total Revenues	1,283,584	705,700

Cost of products sold and operating expenses	1,265,354	693,947
Depreciation and amortization	2,748	2,701
Selling, general and administrative expenses	8,423	6,152

Total Costs and Expenses	1,276,525	702,800

Operating Income	$7,059	$2,900

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$18,005	$15,126
Terminal Facilities	14,195	16,153
Western Pipeline System	7,059	2,900

Total segment operating income	39,259	34,179
Net interest expense	9,554	7,578
Income tax expense	—	1,555

Net Income	$29,705	$25,046

The following table provides the identifiable assets for each segment as of June 30, 2003 and December 31, 2002 (in thousands):

	Partnership
	June 30, 2003	December 31, 2002
Eastern Pipeline System	$316,861	$318,128
Terminal Facilities	213,650	212,286
Western Pipeline System	590,752	512,966
Corporate and other	53,166	50,500

Total identifiable assets	$1,174,429	$1,093,880

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

11. New Accounting Standards

Effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement significantly changed the method of accruing for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. Prior to January 1, 2003, a liability for an asset retirement obligation was recognized using a cost-accumulation measurement approach. The cumulative effect of this accounting change for years prior to 2003 of $0.4 million was included in cost of products sold and operating expenses in the condensed statement of income during the first quarter 2003. The Partnership did not reflect the amount as a cumulative effect of an accounting change as it was not material to the condensed financial statements. Other than the cumulative effect, this change did not have a significant impact on the Partnership’s condensed statements of income during the three months and six months ended June 30, 2003. At June 30, 2003, the Partnership’s liability for asset retirement obligations amounted to $0.6 million. The Partnership has legal asset retirement obligations for several other assets, including certain pipelines and terminals, where it is not possible to estimate the time period when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time.

Effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement superseded Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Terminal Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than at the plan commitment date if the benefit arrangement requires employees to render future service beyond a “minimum retention period.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 only applies to prospective activities, and it had no impact on the Partnership’s financial position or results of operations for the three and six months ended June 30, 2003.

Effective January 1, 2003, the Partnership adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”). The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. FASB Interpretation No. 45 had no impact on the Partnership’s financial position or results of operations for the three and six months ended June 30, 2003.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”), was issued. It clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FASB Interpretation No. 46 became effective on January 31, 2003 for entities acquired after such date. The effective date for entities acquired on or before January 31, 2003 is July 1, 2003. The Partnership has not completed its evaluation of FASB Interpretation No. 46 and, therefore, is unable to estimate the impact, if any, on its consolidated financial statements at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Three Months Ended June 30, 2003 and 2002

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended June 30, 2003 and 2002

	Three Months Ended June 30,
	2003	2002
Eastern Pipeline System(1):
Total shipments (barrel miles per day)(2)	52,508,100	54,583,293
Revenue per barrel mile (cents)	0.474	0.480

Terminal Facilities:
Terminal throughput (bpd):
Nederland terminal	415,076	449,083
Other terminals(3)	780,712	754,000

Western Pipeline System(1):
Crude oil pipeline throughput (bpd)	304,876	288,219
Crude oil purchases at wellhead (bpd)	196,997	187,935
Gross margin per barrel of pipeline throughput (cents)(4)	19.9	15.0

(1)	Excludes amounts attributable to equity ownership interests in the joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Consists of the Partnership’s refined product terminals, the Fort Mifflin Terminal Complex and the Marcus Hook Tank Farm.
(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

Net income was $11.9 million for the three months ended June 30, 2003 as compared with $12.5 million for the same period in the prior year, a decrease of $0.6 million. This decrease was primarily the result of a $0.3 million decrease in operating income and a $0.4 million increase in net interest expense. Operating income decreased $0.3 million to $16.8 million for the second quarter 2003 compared with $17.1 million for the second quarter 2002 due primarily to an increase in selling, general and administrative expenses as a result of higher administrative expenses and increased insurance premiums. Partially offsetting this was equity income from the corporate joint ventures acquired in November 2002 and higher gross margins from the Western Pipeline System.

Sales and other operating revenue totaled $656.9 million for the second quarter 2003 as compared with $450.4 million for the corresponding 2002 period, an increase of $206.5 million. This increase was largely attributable to an increase in crude oil prices and higher lease acquisition and bulk volumes. The average price of West Texas Intermediate crude oil at

Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $28.90 per barrel for the second quarter 2003 from $26.26 for the second quarter 2002. Other income increased $1.4 million from the prior year period to $3.2 million for the second quarter 2003 due principally to equity income from the interests in corporate joint ventures acquired in November 2002, partially offset by a decline in equity income from Explorer pipeline due to lower volumes.

Total costs of products sold and operating expenses increased $204.6 million to $623.6 million for the second quarter 2003 from $419.0 million for the prior year period due primarily to the increase in crude oil prices and higher lease acquisition and bulk volumes described earlier. Selling, general and administrative expenses increased $2.9 million to $12.6 million for the second quarter 2003 from $9.7 million for the prior year period. This increase was primarily attributable to higher administrative costs and increased insurance premiums.

Net interest expense increased $0.4 million to $5.0 million for the second quarter 2003 from $4.6 million for the prior year period primarily due to interest on the $64.5 million outstanding on the Credit Facility in the current year’s quarter. The Credit Facility was drawn on November 15, 2002 to fund two acquisitions and was not outstanding in the prior year’s quarter.

Analysis of Segment Operating Income

Eastern Pipeline System:

Operating income for the Eastern Pipeline System was $8.3 million for the second quarter 2003 compared with $8.7 million for the prior year period. This $0.4 million decrease was primarily the result of a $1.2 million decrease in sales and other operating revenue, partially offset by a $0.9 million increase in other income. Sales and other operating revenue decreased compared with the prior year period due primarily to lower shipments. The increase in other income was due to the equity income from the interests in the corporate joint ventures acquired in November 2002, partially offset by a decline in equity income from Explorer pipeline due to lower volumes.

Total costs and expenses remained relatively consistent between periods. Operating expenses declined $1.2 million from the prior year period as a result of lower pipeline maintenance expenses. This was partially offset by a $0.7 million increase in selling, general and administrative expenses due to higher allocated administrative and insurance expenses and a $0.4 million increase in depreciation and amortization.

Terminal Facilities

Operating income for the Terminal Facilities was $6.8 million for the second quarter 2003 compared with $7.5 million for the prior year period. This $0.7 million decrease was due to a $2.0 million increase in total costs and expenses, partially offset by a $1.2 million increase in total revenues. The $1.2 million increase in total revenues from the prior year period was largely due to higher combined volumes at the refined product terminals, the Fort Mifflin Terminal Complex, and the Marcus Hook Tank Farm (collectively referred to as the “Other Terminals”) as a result of continued high demand for distillates, including heating oil in the Northeast U.S. due to the colder spring weather. This was partially offset by a decline in revenue at the Nederland Terminal primarily due to lower volumes. Nederland is fully operational following a release in the second quarter from a third-party natural gas pipeline which passes through the terminal facility. Operations were fully restored within 72 hours of the event. The cause of the natural gas release and ensuing fire remains under investigation, and no expenses have been incurred or recorded in the statements of income related to this incident.

The $2.0 million increase in total costs and expenses from the prior year period was primarily due to a $1.0 million increase in operating expenses and a $0.9 million increase in selling, general and administrative expenses. Operating expenses were higher principally due to higher maintenance expenses at the Other Terminals. Selling, general and administrative expenses increased due to higher allocated administrative and insurance expenses.

Western Pipeline System

Operating income for the Western Pipeline System was $1.7 million for the second quarter 2003, an increase of $0.9 million from the prior year period. This increase was the result of a $1.6 million increase in gross margin and a $0.6 million increase in other income, partially offset by a $1.3 million increase in selling, general and administrative expenses.

Sales and other operating revenue and cost of products sold and operating expenses increased in the second quarter 2003 compared with the prior year period due to an increase in crude oil prices and higher lease acquisition and bulk volumes as discussed earlier. The $1.6 million increase in gross margin was primarily due to an increase in lease acquisition volumes and margins and higher trunk pipeline volumes and revenues compared with the prior year period. Other income increased $0.6 million due to equity income from the interest in the West Texas Gulf pipeline acquired in November 2002. Selling, general and administrative expenses were higher by $1.3 million due to higher allocated administrative and insurance expenses.

Results of Operations—Six Months Ended June 30, 2003 and 2002

Sunoco Logistics Partners L.P.

Operating Highlights

Six Months Ended June 30, 2003 and 2002

	Six Months Ended June 30,
	2003	2002
Eastern Pipeline System(1) :
Total shipments (barrel miles per day) (2)	53,596,270	54,581,522
Revenue per barrel mile (cents)	0.476	0.472

Terminal Facilities:
Terminal throughput (bpd) :
Nederland terminal	402,808	432,542
Other terminals (3)	772,761	738,448

Western Pipeline System(1) :
Crude oil pipeline throughput (bpd)	307,733	282,889
Crude oil purchases at wellhead (bpd)	198,338	189,414
Gross margin per barrel of pipeline throughput (cents)(4)	25.0	17.7

(1)	Excludes amounts attributable to equity ownership interests in the joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Consists of the Partnership’s refined product terminals, the Fort Mifflin Terminal Complex and the Marcus Hook Tank Farm.
(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

Net income was $29.7 million for the six months ended June 30, 2003 as compared with $25.0 million for the same period in the prior year, an increase of $4.7 million. This increase was primarily the result of a $5.1 million increase in operating income and a $1.6 million increase from the absence of corporate income taxes for the period prior to our initial public offering, partially offset by a $2.0 million increase in net interest expense. Operating income increased $5.1 million to $39.3 million for the first half of 2003 compared with $34.2 million for the prior year period due principally to higher gross margins from the Western Pipeline System, equity income from the corporate joint ventures acquired in 2002, and a decline in operating expenses at the Eastern Pipeline System. Partially offsetting these amounts was an increase in selling, general and administrative expenses due to higher administrative costs and increased insurance premiums.

Sales and other operating revenue totaled $1,373.0 million for the first half of 2003 as compared with $794.9 million for the corresponding

2002 period, an increase of $578.1 million. This increase was largely attributable to an increase in crude oil prices and higher lease acquisition and bulk volumes. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to an average price of $31.34 per barrel for the first six months of 2003 from $23.98 for the corresponding prior year period. Other income increased $3.3 million from the prior year period to $6.8 million for the first half of 2003 due principally to equity income from the interests in corporate joint ventures acquired in 2002, partially offset by a decline in equity income from Explorer pipeline as a result of lower volumes.

Total costs of products sold and operating expenses increased $570.6 million to $1,302.7 million for the first six months of 2003 from $732.1 million for the prior year period due primarily to the increase in crude oil prices and higher lease acquisition and bulk volumes described earlier. Selling, general and administrative expenses increased $4.9 million to $24.3 million for the first half of 2003 from $19.4 million for the prior year period. This increase was primarily attributable to higher administrative costs and increased insurance premiums.

Net interest expense increased $2.0 million to $9.6 million for the first six months of 2003 from $7.6 million for the prior year period due primarily to the interest on the Credit Facility borrowings not outstanding in the prior year period and interest on the $250 million 7.25% Senior Notes, issued concurrently with the IPO on February 8, 2002, being at a higher rate than the debt due Sunoco, Inc. in the prior year, which was at a floating interest rate.

Income tax expense for the first six months of 2003 decreased $1.6 million from the prior year period due to the absence of corporate income taxes in the current period due to the Partnership not being subject to income taxes from its inception on February 8, 2002.

Analysis of Segment Operating Income

Eastern Pipeline System:

Operating income for the Eastern Pipeline System was $18.0 million for the first six months of 2003 compared with $15.1 million for the prior year period. This $2.9 million increase was primarily the result of a $1.8 million increase in other income and a $1.5 million decrease in total costs and expenses, partially offset by a $0.4 million decrease in sales and other operating revenue. Sales and other operating revenue decreased compared with the prior year period due principally to a decrease in shipments, partially offset by slightly higher revenue per barrel mile. The increase in other income was due to the equity income from the interests in the corporate joint ventures acquired in 2002, partially offset by a decline in equity income from Explorer pipeline due to lower volumes.

The $1.5 million decrease in total costs and expenses from the prior year period was primarily due to a $3.2 million decline in operating expenses, partially offset by a $1.3 million increase in selling, general and administrative expenses and a $0.4 million increase in depreciation and amortization. The decrease in operating expenses from the prior year period was due principally to the absence of costs associated with a pipeline release in January 2002 and lower pipeline maintenance expenses. As this pipeline release occurred prior to the IPO and the Partnership is indemnified by Sunoco, Inc. for liabilities associated with this incident, there was no impact on the Partnership’s post-IPO financial results. The increase in selling, general and administrative expenses was due to higher allocated administrative and insurance expenses.

Terminal Facilities

Operating income for the Terminal Facilities was $14.2 million for the first six months of 2003 compared with $16.2 million for the prior year period. This $2.0 million decrease was due to a $4.2 million increase in total costs and expenses, partially offset by a $2.2 million increase in total revenues. The $2.2 million increase in total revenues from the prior year period was largely due to higher combined volumes at the Other Terminals as a result of higher demand for distillates, including heating oil in the Northeast U.S. due to cold spring and winter weather. Revenue at the Nederland Terminal declined primarily due to lower volumes caused by rising foreign crude oil prices relative to domestic crude oil prices.

The $4.2 million increase in total costs and expenses from the prior year period was due to a $2.4 million increase in operating expenses, a $1.3 million increase in selling, general and administrative expenses, and a $0.5 million increase in depreciation and amortization. Operating expenses were higher principally due to higher maintenance expenses at the Other Terminals. Selling, general and administrative expenses increased due to higher allocated administrative and insurance expenses. Depreciation and amortization was higher compared with the prior year due to a higher depreciable asset base.

Western Pipeline System

Operating income for the Western Pipeline System was $7.1 million for the first six months of 2003, a $4.2 million increase from the prior year period. This increase was primarily the result of a $5.0 million increase in gross margin and a $1.5 million increase in other income, partially offset by a $2.3 million increase in selling, general and administrative expenses.

Sales and other operating revenue and cost of products sold and operating expenses increased in the first six months of 2003 compared with the prior year period due to an increase in crude oil prices and higher lease acquisition and bulk volumes as discussed earlier. The $5.0 million increase in gross margin was primarily due to an increase in lease acquisition volumes and margins and higher trunk pipeline volumes and revenues compared with the prior year period. These amounts were partially offset by higher pipeline integrity management expenses. Other income increased $1.5 million due to equity income from the interest in the West Texas Gulf pipeline acquired in 2002. Selling, general and administrative expenses were higher by $2.3 million due to higher allocated administrative and insurance expenses.

Liquidity and Capital Resources

General

Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. Management currently believes that the Partnership has sufficient liquid assets and cash from operations to satisfy its financial commitments, including debt service obligations, unitholder distributions, contingencies and anticipated maintenance capital expenditures. In addition, the Partnership’s working capital of $41.8 million at June 30, 2003 is based upon the relatively low historical costs assigned under the LIFO method of accounting for crude oil inventories reflected in the balance sheets. The current replacement cost of all such inventories exceed their carrying value at June 30, 2003 by $33.4 million. However, the Partnership is subject to business and operations risks that could adversely effect its cash flow. The Partnership may supplement its cash generation with proceeds from financing activities, including borrowings under the Credit Facility, other borrowings and the issuance of additional common units. In April 2003, the Credit Facility was amended to increase the aggregate committed sum to $250 million, increasing the remaining capacity under the facility to $185.5 million. In addition, the Partnership has a $500 million universal shelf registration statement which allows the issuance of additional common units or debt securities.

Cash Flows

Net cash provided by operating activities for the first six months of 2003 was $39.3 million compared with net cash used in operating activities of $66.6 million in the prior year period. The increase in net cash provided between the periods is primarily due to a $6.4 million increase in working capital for the first half of 2003 compared with a $98.6 million increase for the first half of 2002. The increase in working capital in the corresponding prior year period is largely due to the replacement of working capital that was not contributed by Sunoco, Inc. to the Partnership upon formation. The net proceeds of the IPO were used to replenish the working capital shortfall. The working capital not contributed consisted primarily of $81.0 million of affiliated company accounts receivable and $13.5 million of crude oil inventory.

Net cash used in investing activities was $15.0 million for the first six months of 2003 compared with net cash provided by investing activities of $4.8 million in the prior year period. The change between periods is due to the collection of a $20.0 million note receivable from the Claymont Investment Company, a wholly-owned subsidiary of Sunoco, Inc., in the first quarter of 2002, and a $0.2 million decrease in capital expenditures between periods. See further discussion of capital expenditures under “Capital Requirements”.

Net cash used in financing activities for the first six months of 2003 was $19.8 million compared with net cash provided by financing activities of $68.7 million in the prior year period. The $19.8 million of net cash used for the first half of 2003 was due to $22.7 million of distributions paid to unitholders and the general partner, partially offset by $2.3 million of collections of advances to affiliate. The $68.7 million of net cash provided for the first half of 2002 includes the Partnership’s net proceeds of $98.3 million from the IPO and $40.2 million of capital contributions from Sunoco, Inc., partially offset by a $13.7 million repayment of advances to affiliate, a $50.0 million repayment of long-term debt due an affiliate and $6.0 million of distributions paid to unitholders and the general partner. In addition, net proceeds of $245.6 million from the issuance of the Senior Notes in conjunction with the IPO were distributed to Sunoco, Inc. For more information on the IPO and related transactions, see Note 2 to the condensed financial statements.

Capital Requirements

The pipeline, terminalling, and crude oil transport operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations.

The capital requirements have consisted, and are expected to continue to consist, primarily of:

•	Maintenance capital expenditures, such as those required to maintain equipment reliability, tankage, and pipeline integrity and safety, and to address environmental regulations; and

•	Expansion capital expenditures to acquire complementary assets to grow the business and to expand existing facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures for the periods presented (in thousands of dollars):

	Six Months Ended June 30,
	2003	2002
Maintenance	$10,129	$10,057
Expansion	4,841	5,115

	$14,970	$15,172

Maintenance capital expenditures for the first half of 2003 were $10.1 million, relatively consistent with the prior year period. Maintenance capital spending for the first half of 2003 includes the purchase of replacement crude oil transport trucks and trailers for the Western Pipeline System and recurring expenditures at each of our business segments such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, and the upgrade of pump stations. Management expects maintenance capital expenditures to be approximately $25.5 million in 2003.

Expansion capital expenditures decreased by $0.3 million to $4.8 million for the first six months of 2003 compared with the prior year period. The $4.8 million of expansion capital spending for the first half of 2003 was primarily for the construction of two new tanks and a new pump station at the Nederland Terminal. The new tanks added approximately 1.3 million barrels of storage capacity to the terminal, and both projects became operational during the second quarter 2003. Expansion capital spending for the first half of 2002 was primarily for the construction of a new tank at the Nederland Terminal that was placed into service during the second quarter 2002.

The Omnibus Agreement with Sunoco requires Sunoco R&M to, among other things, reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. During the six months ended June 30, 2003, the Partnership received $0.8 million from Sunoco R&M, consisting of $0.5 million for maintenance capital expenditures and $0.3 million for operating expenses, under this provision within the Omnibus Agreement. The Partnership recorded this amount as a capital contribution. No amounts were recorded under this provision for the six months ended June 30, 2002.

The Partnership expects to fund capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of:

•	borrowing under the Credit Facility discussed above and other borrowings; and

•	issuance of additional common units.

Other Event

In April 2003, Sunoco, Inc. signed a letter of intent to acquire El Paso Corporation’s 150 thousand barrels-per-day Eagle Point refinery and related assets located in Westville, NJ. These assets include certain pipeline and terminalling assets (“Eagle Point Logistics Assets”) that Sunoco must offer to the Partnership pursuant to the Omnibus Agreement. A value for the Eagle Point Logistics Assets has not yet been determined. The transaction is subject to the satisfaction of certain conditions, including regulatory approvals and negotiation of final definitive agreements. Sunoco is currently responding to requests for additional information from the Federal Trade Commission.

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

The $250 million Credit Facility exposes the Partnership to interest rate risk since it bears interest at a variable rate (1.9% at June 30, 2003). A one percent change in interest rates changes annual interest expense by approximately $645,000 based upon outstanding borrowings under the Credit Facility of $64.5 million at June 30, 2003.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	Changes in the demand both for crude oil we buy and sell, as well as for crude oil and refined petroleum products that we store and distribute;

•	Changes in demand for storage in the Partnership’s petroleum product terminals;

•	The loss of Sunoco(R&M) as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the throughput on petroleum product pipelines owned and operated by third parties and connected to the Partnership’s petroleum product pipelines and terminals;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes to existing or future state or federal government regulations banning or restricting the use of MTBE in gasoline;

•	Improvements in energy efficiency and technology resulting in reduced demand;

•	The Partnership’s ability to manage rapid growth;

•	The Partnership’s ability to control costs;

•	The effect of changes in accounting principles;

•	Global and domestic economic repercussions from terrorist activities and international hostilities and the government’s response thereto;

•	The occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	Changes in the reliability and efficiency of the Partnership’s operating facilities or those of Sunoco R&M or third parties;

•	Changes in the expected level of environmental remediation spending;

•	Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	The ability of announced acquisitions or expansions to be cash-flow accretive;

•	The Partnership’s ability to successfully consummate announced acquisitions or expansions and integrate them into existing business operations;

•	Risks related to labor relations;
•	Non-performance by major customers, suppliers or other business partners;

•	Price trends and overall demand for refined petroleum products, crude oil and natural gas liquids in the United States, economic activity, weather, alternative energy sources, conservation and technological advances which may affect price trends and demand for the Partnership’s business activities;

•	Changes in the Partnership’s tariff rates, implemented by federal and/or state government regulators;

•	The amount of the Partnership’s indebtedness, which could make the Partnership vulnerable to general adverse economic and industry conditions, limit the Partnership’s ability to borrow additional funds, place it at competitive disadvantages compared to competitors that have less debt or have other adverse consequences;

•	Restrictive covenants in the Partnership’s or Sunoco, Inc.’s credit agreements;

•	Changes in the Partnership’s or Sunoco, Inc.’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	The political and economic stability of the oil producing nations of the world; and

•	The costs and effects of legal and administrative claims and proceedings against the Partnership or its subsidiaries, and changes in the status of litigation to which the Partnership is a party.

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

Item 4. Controls and Procedures

(a) As of the end of this fiscal quarter covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the management of Sunoco Partners LLC, the Partnership’s general partner (including the President and Chief Executive Officer of Sunoco Partners LLC and the Vice President and Chief Financial Officer of Sunoco Partners LLC), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer of Sunoco Partners LLC and the Vice President and Chief Financial Officer of Sunoco Partners LLC concluded that the Partnership’s disclosure controls and procedures are effective.

(b) No change in the Partnership’s internal controls over financial reporting has occurred during the fiscal quarter covered by this report that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 :	Chief Executive Officer and Chief Financial Officer Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K, dated July 24, 2003, was furnished pursuant to Item 7—“Financial Statements and Exhibits” and Item 9—“Regulation FD Disclosure” of Form 8-K in connection with the Partnership’s earnings press release for the second quarter of 2003 that was issued on July 24, 2003. This release, which is required under Item 12—“Results of Operations and Financial Condition”, has been included under Item 9 pursuant to interim reporting guidance provided by the SEC. In this Form 8-K, the Partnership also furnished under Items 7 and 9 additional information concerning the Partnership’s second quarter earnings that was presented to investors in a teleconference call.

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

SUNOCO LOGISTICS PARTNERS L.P.

By:	/s/ COLIN A. OERTON
Colin A. Oerton
Vice President & Chief Financial Officer

Date:	August 7, 2003