Form 10-Q
period 2003-09-30
SUNOCO LOGISTICS PARTNERS LP
filed 2003-11-06
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

At October 31, 2003, the number of the registrant’s Common Units outstanding were 11,388,154, and its Subordinated Units outstanding were 11,383,639.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except units and per unit amounts)

	Partnership
	Three Months Ended September 30,
	2003	2002
Revenues
Sales and other operating revenue:
Affiliates	$352,981	$284,903
Unaffiliated customers	300,179	213,433
Other income	4,780	1,448

Total Revenues	657,940	499,784

Costs and Expenses
Cost of products sold and operating expenses	617,221	464,868
Depreciation and amortization	6,918	6,327
Selling, general and administrative expenses	11,665	10,289

Total Costs and Expenses	635,804	481,484

Operating Income	22,136	18,300
Net interest cost paid to affiliates	89	81
Other interest cost and debt expense, net	5,179	5,043
Capitalized interest	—	(298)

Net Income	$16,868	$13,474

Calculation of Limited Partners’ interest:
Net Income	$16,868	$13,474
Less: General Partner’s interest in Net Income	399	269

Limited Partners’ interest in Net Income	$16,469	$13,205

Net Income per Limited Partner unit:
Basic	$0.72	$0.58

Diluted	$0.72	$0.58

Weighted average Limited Partners’ units outstanding:
Basic	22,771,793	22,767,278

Diluted	22,908,454	22,783,383

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except units and per unit amounts)

	Partnership	Partnership and Predecessor
	Nine Months Ended September 30,
	2003	2002
Revenues
Sales and other operating revenue:
Affiliates	$1,020,048	$830,195
Unaffiliated customers	1,006,072	462,992
Other income	11,619	4,964

Total Revenues	2,037,739	1,298,151

Costs and Expenses
Cost of products sold and operating expenses	1,919,893	1,196,933
Depreciation and amortization	20,512	19,039
Selling, general and administrative expenses	35,939	29,700

Total Costs and Expenses	1,976,344	1,245,672

Operating Income	61,395	52,479
Net interest cost(received from)/ paid to affiliates	(78)	1,226
Other interest cost and debt expense, net	15,393	12,021
Capitalized interest	(493)	(843)

Income before income tax expense	46,573	40,075
Income tax expense	—	1,555

Net Income	$46,573	$38,520

Allocation of 2002 Net Income:
Portion applicable to January 1 through February 7, 2002 (period prior to initial public offering)		$3,421
Portion applicable to February 8 through September 30, 2002		35,099

Net Income		$38,520

Calculation of Limited Partners’ interest:
Net Income	$46,573	$35,099
Less: General Partner’s interest in Net Income	993	702

Limited Partners’ interest in Net Income	$45,580	$34,397

Net Income per Limited Partner unit (2002 is for the Period from February 8 through September 30, 2002):
Basic	$2.00	$1.51

Diluted	$1.99	$1.51

Weighted average Limited Partners’ units outstanding:
Basic	22,771,793	22,767,278

Diluted	22,880,382	22,773,583

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	Partnership
	September 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$49,645	$33,840
Advances to affiliates (Note 3)	1,091	10,716
Accounts receivable, affiliated companies (Note 3)	94,400	105,466
Accounts receivable, net	273,645	251,071
Inventories:
Crude oil	25,457	24,641
Materials, supplies and other	809	1,103

Total Current Assets	445,047	426,837

Properties, plants and equipment	991,048	972,499
Less accumulated depreciation and amortization	(416,141)	(398,985)

Properties, plants and equipment, net	574,907	573,514

Investment in affiliates (Note 6)	71,077	65,733
Deferred charges and other assets	26,935	27,796

Total Assets	$1,117,966	$1,093,880

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$372,573	$356,977
Accrued liabilities	21,475	25,090
Current portion of long-term debt (Note 7)	322	303
Taxes payable	9,364	11,273

Total Current Liabilities	403,734	393,643

Long-term debt (Note 7)	316,948	317,142
Other deferred credits and liabilities	1,125	745
Commitments and contingent liabilities (Note 8)

Total Liabilities	721,807	711,530

Partners’ Capital:
Limited Partners’ interest	390,103	376,632
General Partner’s interest	6,056	5,718

Total Partners’ Capital	396,159	382,350

Total Liabilities and Partners’ Capital	$1,117,966	$1,093,880

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Partnership	Partnership and Predecessor
	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$46,573	$38,520
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	20,512	19,039
Deferred income tax expense	—	675
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	11,066	(79,593)
Accounts receivable, net	(22,574)	(100,563)
Inventories	(522)	(10,226)
Accounts payable and accrued liabilities	11,981	107,335
Taxes payable	(1,909)	5,021
Other	233	(3,592)

Net cash provided by/(used in) operating activities	65,360	(23,384)

Cash Flows from Investing Activities:
Capital expenditures	(22,415)	(26,880)
Net cash paid for acquisition	(3,699)	—
Collection of note receivable from affiliate	—	20,000

Net cash used in investing activities	(26,114)	(6,880)

Cash Flows from Financing Activities:
Distributions paid to unitholders and general partner	(34,274)	(16,494)
Net proceeds from issuance of common units to the public	—	96,341
Advances to affiliates, net	9,625	1,748
Repayments of long-term debt	(302)	(217)
Repayments of long-term debt due affiliate	—	(50,000)
Net proceeds from issuance of long-term debt	—	244,788
Special distribution to Sunoco	—	(244,788)
Contributions from Sunoco	1,510	40,217

Net cash (used in)/provided by financing activities	(23,441)	71,595

Net increase in cash and cash equivalents	15,805	41,331
Cash and cash equivalents at beginning of period	33,840	—

Cash and cash equivalents at end of period	$49,645	$41,331

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sunoco Logistics Partners L.P. (the “Partnership”) is a Delaware limited partnership formed by Sunoco, Inc. in October 2001 to acquire, own, and operate a substantial portion of Sunoco, Inc.’s logistics business, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast, Midwest and Southern United States (collectively, “Sunoco Logistics (Predecessor)” or the “Predecessor”).

The accompanying condensed financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months and nine months ended September 30, 2003 are not necessarily indicative of results for the full year 2003. Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

The financial statements of Sunoco Logistics Partners L.P. reflect historical cost-basis accounts of the Predecessor for periods prior to February 8, 2002, the closing date of the Partnership’s initial public offering (the “IPO” - see Note 2), and include charges from Sunoco, Inc. and its subsidiaries (collectively, “Sunoco”) for direct costs and allocations of indirect corporate overhead. Management of the Partnership believes that the allocation methods are reasonable and that the allocations are representative of the costs that would have been incurred on a stand-alone basis. Beginning on February 8, 2002, the condensed financial statements reflect the consolidated financial statements of the Partnership and its subsidiaries. Equity ownership interests in corporate joint ventures, which are not consolidated, are accounted for under the equity method.

2. The Initial Public Offering

On February 8, 2002, Sunoco, through its subsidiary, Sunoco Partners LLC, the general partner of the Partnership, contributed the Predecessor to the Partnership in exchange for: (i) a 2 percent general partner interest in the Partnership; (ii) incentive distribution rights (as defined in the Partnership Agreement); (iii) 5,633,639 common units; (iv) 11,383,639 subordinated units; and (v) a special interest representing the right to receive from the Partnership, on the closing of the IPO, the net proceeds from the issuance of $250 million of ten-year senior notes (the “Senior Notes”) by Sunoco Logistics Partners Operations L.P., a wholly-owned affiliate of the Partnership (the “Operating Partnership”). The Partnership concurrently issued 5,750,000 common units (including 750,000 units issued pursuant to the underwriters’ over-allotment option) in an IPO at a price of $20.25 per unit. Net proceeds from the IPO were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco.

3. Related Party Transactions

Prior to the IPO, substantially all of the related party transactions discussed below were settled immediately through the net parent investment account. Subsequent to the IPO, normal trade terms apply to transactions with Sunoco as described in various agreements discussed below which were entered into concurrent with the IPO.

Advances to Affiliates

The Partnership entered into a treasury services agreement with Sunoco at the closing of the IPO pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership’s revolving credit facility (see Note 7).

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

Corporate Functions

Selling, general and administrative expenses in the condensed statements of income include costs incurred by Sunoco for the provision of centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services. Prior to the closing of the IPO, such expenses were based on amounts negotiated between the parties, which approximated Sunoco’s cost of providing services. Under an omnibus agreement (“Omnibus Agreement”) with Sunoco that the Partnership entered into at the closing of the IPO, Sunoco provides these centralized corporate functions for three years for an annual administrative fee, which may be increased annually by the lesser of 2.5 percent or the consumer price index for the applicable year. The fee for the annual period ending December 31, 2003 is $8.2 million. These costs may also increase if the Partnership makes an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco. The annual fee includes expenses incurred by Sunoco to perform the centralized corporate functions described above. This fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the premiums incurred. This fee also does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits. The Partnership is reimbursing Sunoco for these costs and other direct expenses incurred on the Partnership’s behalf.

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

Capital Contributions

The Omnibus Agreement with Sunoco requires Sunoco R&M to, among other things, reimburse the Partnership for up to $10.0 million of required expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. During the nine months ended September 30, 2003, the Partnership received $1.5 million from Sunoco R&M, consisting of $1.0 million for maintenance capital expenditures and $0.5 million for operating expenses, under this provision within the Omnibus Agreement. The Partnership recorded this reimbursement as a capital contribution. No amounts were recorded under this provision for the nine months ended September 30, 2002.

4. Changes in Accounting Principles

Asset Retirement Obligations

Effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement significantly changed the method of accruing for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. Prior to January 1, 2003, a liability for an asset retirement obligation was recognized using a cost-accumulation measurement approach. The cumulative effect of this accounting change for years prior to 2003 of $0.4 million was included in cost of products sold and operating expenses in the condensed statement of income during the first quarter 2003. The Partnership did not reflect the amount as a cumulative effect of an accounting change as it was not material to the condensed financial statements. Other than the cumulative effect, this change did not have a significant impact on the Partnership’s condensed statements of income during the three months and nine months ended September 30, 2003. At September 30, 2003, the Partnership’s liability for asset retirement obligations amounted to $0.6 million. The Partnership has legal asset retirement obligations for several other assets, including certain pipelines and terminals, where it is not possible to estimate the time period when the obligations will be settled. Consequently, the fair value of the retirement obligations for these assets cannot be measured at this time.

Exit or Disposal Activities

Effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement superseded Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Terminal Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Under prior accounting principles, certain costs associated with restructuring plans were recognized as of the date of commitment. SFAS No. 146 only applies to prospective activities, and it had no impact on the Partnership’s financial position or results of operations for the first nine months of 2003.

Guarantees

Effective January 1, 2003, the Partnership adopted the provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”). The accounting recognition provisions of FASB Interpretation No. 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. FASB Interpretation No. 45 had no impact on the Partnership’s financial position or results of operations during the first nine months of 2003.

5. Net Income Per Unit Data

Prior to the Partnership’s IPO on February 8, 2002, there were no limited partner units outstanding. As such, net income per unit presented for 2002 is for the period from February 8, 2002 to September 30, 2002. The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three months and nine months ended September 30, 2003 and 2002:

	Partnership
	Three Months Ended September 30,		Nine Months Ended September 30, 2003	Period from February 8 to September 30, 2002
	2003	2002
Weighted average number of limited partner units outstanding – basic	22,771,793	22,767,278	22,771,793	22,767,278
Effect of dilutive unit incentive awards	136,661	16,105	108,589	6,305

Weighted average number of limited partner units – diluted	22,908,454	22,783,383	22,880,382	22,773,583

6. Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of September 30, 2003 and December 31, 2002 are as follows:

	Partnership
	September 30, 2003	December 31, 2002
Explorer Pipeline Company	9.4%	9.4%
Wolverine Pipe Line Company	31.5%	31.5%
West Shore Pipe Line Company	12.3%	9.2%
Yellowstone Pipe Line Company	14.0%	14.0%
West Texas Gulf Pipe Line Company	43.8%	43.8%

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three-months and nine-months ended September 30, 2003 and 2002. The results of Wolverine, West Shore, Yellowstone and West Texas Gulf have been included from their dates of acquisition (see Note 9 – in thousands of dollars):

	Partnership		Partnership	Partnership and Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income Statement Data:
Total revenues	$95,780	$50,840	$248,847	$148,300
Net income	$29,474	$16,431	$73,744	$51,261

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of September 30, 2003 and December 31, 2002 (in thousands of dollars):

	Partnership
	September 30, 2003	December 31, 2002
Balance Sheet Data:
Current assets	$82,951	$100,132
Non-current assets	476,825	441,720
Current liabilities	67,231	70,404
Non-current liabilities	432,136	419,563
Net equity	60,409	51,885

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at September 30, 2003 exceeds the Partnership’s proportionate share of the net assets of the entities by $56.5 million. This excess is allocated as follows (in thousands of dollars):

Partnership
September 30, 2003
Pipeline and related assets	$25,389
Land (including rights of way)	9,184
Goodwill	21,965

$56,538

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

7. Long-Term Debt

The components of long-term debt (including current portion) are as follows (in thousands of dollars):

	Partnership
	September 30, 2003	December 31, 2002
Credit Facility	$64,500	$64,500
Senior Notes	250,000	250,000
Less unamortized bond discount	(1,406)	(1,533)
Other	4,176	4,478

	317,270	317,445
Less current portion	(322)	(303)

	$316,948	$317,142

In conjunction with the IPO, the Operating Partnership issued $250.0 million of ten-year, 7.25 percent Senior Notes at 99.325 percent of the principal amount and established a revolving credit facility that matures January 2005 (the “Credit Facility”) with a committed sum of $250 million at September 30, 2003. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of September 30, 2003. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity. The Operating Partnership distributed the net proceeds from the sale of the outstanding Senior Notes to the Partnership, which then distributed the proceeds to Sunoco.

The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowings under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility will bear interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Bank of America prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at September 30, 2003 was 1.8 percent. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio (each as defined in the credit agreement) of 4.0 to 1; and an interest coverage ratio (as defined in the credit agreement) of at least 3.5 to 1. The Operating Partnership is in compliance with these covenants as of September 30, 2003. At September 30, 2003, the Partnership’s ratio of total debt to EBITDA was 3.0 to 1 and the interest coverage ratio was 5.1 to 1.

The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

The Partnership has no operations and its only assets are its investments in its wholly-owned partnerships and subsidiaries. The Operating Partnership also has no operations and its assets are limited primarily to its investments in its wholly-owned operating subsidiaries, deferred charges of $3.0 million, and cash and cash equivalents of $49.6 million. Except for amounts associated with the Senior Notes, Credit Facility, cash and cash equivalents and advances to affiliates, the assets and liabilities in the condensed balance sheets and the revenues and costs and expenses in the condensed statements of income are attributable to the operating subsidiaries.

8. Commitments and Contingent Liabilities

As part of the agreement to purchase Wolverine in November 2002 (see Note 9), the Partnership agreed to assume participation in an agreement along with the other owners of Wolverine to guarantee certain outstanding debt instruments of Wolverine based upon ownership percentage. Based upon outstanding indebtedness of these instruments of approximately $6.4 million at September 30, 2003, the approximate amount of the guarantee is $2.0 million.

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed balance sheets at September 30, 2003 and December 31, 2002 was $0.4 million and $0.5 million, respectively. These liabilities do not include any amounts attributable to unasserted claims; nor have any recoveries from insurance been assumed.

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

Sunoco has indemnified the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed to the Partnership that arise from the operation of such assets prior to the closing of the February 2002 IPO. Sunoco has indemnified the Partnership for 100 percent of all losses asserted within the first 21 years of closing. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent a year. For example, for a claim asserted during the twenty-third year after closing of the February 2002 IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the Partnership’s assets that occur on or after the closing of the February 2002 IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

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

Management of the Partnership does not believe that any liabilities which may arise from claims prior to the IPO, which are indemnified by Sunoco, would be material in relation to the financial position of the Partnership at September 30, 2003.

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership.

9. Acquisitions

On September 30, 2003, the Partnership acquired an additional 3.1 percent interest in West Shore Pipe Line Company, a Midwestern United States products pipeline company, for $3.7 million. The acquisition of this additional interest raises the Partnership’s overall ownership percentage in West Shore from 9.2 percent to 12.3 percent.

On November 15, 2002, the Partnership acquired a company whose assets consisted of equity ownership interests in three Midwestern and Western United States products pipeline companies, consisting of a 31.5 percent interest in Wolverine Pipe Line Company, a 9.2 percent interest in West Shore Pipe Line Company, and a 14.0 percent interest in Yellowstone Pipe Line Company, for an aggregate purchase price of $54.0 million.

On November 15, 2002, the Partnership acquired a 43.8 percent equity ownership interest in West Texas Gulf Pipe Line Company, a Texas crude oil pipeline, for an aggregate purchase price of $10.6 million from Sunoco. Consideration paid to Sunoco for the acquisition included $10.5 million in cash and 4,515 Partnership common units with a value of $0.1 million at the date of the transaction. Since the acquisition was from a related party, the interest in West Texas Gulf was recorded by the Partnership at Sunoco’s historical cost of $11.7 million. The additional $1.1 million was reflected as a capital contribution from Sunoco.

The following table presents the unaudited pro forma data as if the acquisitions had occurred on January 1, 2002. The unaudited pro forma results give effect to certain pro forma adjustments including depreciation and amortization adjustments of property, plant and equipment and intangible assets based upon the purchase price allocations, interest expense related to financing the acquisition, and the removal of income tax effects in historical results of operations. The pro forma results do not include anticipated operating efficiencies as a result of the transactions (in thousands except per unit amounts):

	Partnership		Partnership	Partnership and Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenues	$658,080	$502,784	$2,038,061	$1,304,900
Net income	$16,974	$15,816	$46,794	$43,575
Net income per Limited Partner unit(Nine Months Ended September 30, 2002 is for the period from February 8 through September 30, 2002):
Basic	$0.73	$0.68	$2.01	$1.71
Diluted	$0.72	$0.68	$2.00	$1.71

Pro forma net income utilized for pro forma net income per Limited Partner unit calculation purposes for the three months ended September 30, 2003 and 2002 was $16.6 million and $15.5 million, respectively. Pro forma net income utilized for pro forma net income per Limited Partner unit calculation purposes for the nine months ended September 30, 2003 and for the period from February 8, 2002 to September 30, 2002 was $45.8 million and $38.8 million, respectively.

10. Cash Distributions

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

As presented in the table below, if cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The amounts shown in the table below are the percentage interests of the general partner and the unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Cash Distribution per Unit,” until the available cash that is distributed reaches the next target distribution level, if any.

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

Distributions paid by the Partnership for the period from February 8, 2002, the closing date of the IPO, through September 30, 2003 were as follows:

Date Cash Distribution Paid	Per Unit Cash Distribution Amount	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
August 14, 2003	$0.50	$11.4	$0.2
May 15, 2003	$0.4875	$11.1	$0.2
February 14, 2003	$0.4875	$11.1	$0.2
November 14, 2002	$0.45	$10.3	$0.2
August 14, 2002	$0.45	$10.3	$0.2
May 15, 2002	$0.26	$5.9	$0.1

On October 20, 2003, the Partnership declared a cash distribution of $0.5125 per unit on its outstanding common and subordinated units representing the distribution for the quarter ended September 30, 2003. The $12.0 million distribution, including $0.3 million to the general partner, will be paid on November 14, 2003 to unitholders of record at the close of business on November 4, 2003. The distribution paid on May 15, 2002 represented the minimum quarterly distribution for the 52-day period from the closing date of the IPO, February 8, 2002, through March 31, 2002.

11. Business Segment Information

The following tables set forth statement of income information concerning the Partnership’s business segments and reconcile total segment operating income to net income for the three and nine month periods ended September 30, 2003 and 2002 (in thousands of dollars):

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

	Partnership
	Three Months Ended September 30,
	2003	2002
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$18,672	$17,996
Unaffiliated customers	5,461	5,664
Other income	3,523	1,585

Total Revenues	27,656	25,245

Operating expenses	10,411	11,161
Depreciation and amortization	2,703	2,423
Selling, general and administrative expenses	4,462	3,756

Total Costs and Expenses	17,576	17,340

Operating Income	$10,080	$7,905

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$15,403	$13,872
Unaffiliated customers	9,205	8,882

Total Revenues	24,608	22,754

Operating expenses	10,724	9,158
Depreciation and amortization	2,865	2,646
Selling, general and administrative expenses	3,110	3,206

Total Costs and Expenses	16,699	15,010

Operating Income	$7,909	$7,744

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$318,906	$253,035
Unaffiliated customers	285,513	198,887
Other income/ (loss)	1,257	(137)

Total Revenues	605,676	451,785

Cost of products sold and operating expenses	596,086	444,549
Depreciation and amortization	1,350	1,258
Selling, general and administrative expenses	4,093	3,327

Total Costs and Expenses	601,529	449,134

Operating Income	$4,147	$2,651

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$10,080	$7,905
Terminal Facilities	7,909	7,744
Western Pipeline System	4,147	2,651

Total segment operating income	22,136	18,300
Net interest expense	5,268	4,826

Net Income	$16,868	$13,474

	Partnership	Partnership and Predecessor
	Nine Months Ended September 30,
	2003	2002
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$53,986	$53,539
Unaffiliated customers	16,312	16,721
Other income	8,810	5,096

Total Revenues	79,108	75,356

Operating expenses	29,299	33,211
Depreciation and amortization	7,972	7,352
Selling, general and administrative expenses	13,752	11,762

Total Costs and Expenses	51,023	52,325

Operating Income	$28,085	$23,031

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$44,960	$41,407
Unaffiliated customers	24,396	23,901
Other income	15	2

Total Revenues	69,371	65,310

Operating expenses	29,154	25,226
Depreciation and amortization	8,442	7,728
Selling, general and administrative expenses	9,671	8,459

Total Costs and Expenses	47,267	41,413

Operating Income	$22,104	$23,897

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$921,102	$735,249
Unaffiliated customers	965,364	422,370
Other income/(loss)	2,794	(134)

Total Revenues	1,889,260	1,157,485

Cost of products sold and operating expenses	1,861,440	1,138,496
Depreciation and amortization	4,098	3,959
Selling, general and administrative expenses	12,516	9,479

Total Costs and Expenses	1,878,054	1,151,934

Operating Income	$11,206	$5,551

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$28,085	$23,031
Terminal Facilities	22,104	23,897
Western Pipeline System	11,206	5,551

Total segment operating income	61,395	52,479
Net interest expense	14,822	12,404
Income tax expense	—	1,555

Net Income	$46,573	$38,520

The following table provides the identifiable assets for each segment as of September 30, 2003 and December 31, 2002 (in thousands):

	Partnership
	September 30, 2003	December 31, 2002
Eastern Pipeline System	$323,266	$318,128
Terminal Facilities	215,393	212,286
Western Pipeline System	522,569	512,966
Corporate and other	56,738	50,500

Total identifiable assets	$1,117,966	$1,093,880

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

12. New Accounting Standards

In January 2003, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”), was issued. Among other things, FASB Interpretation No. 46 defines a variable interest entity (“VIE”) as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FASB Interpretation No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities. If no company is subject to a majority of such risk, consolidation would be required by a company that is entitled to receive a majority of the VIE’s residual returns. The Partnership currently intends to adopt FASB Interpretation No. 46 in the fourth quarter of 2003, when adoption is mandatory, retroactive to January 1, 2003. While management has not completed its evaluation of FASB Interpretation No. 46 at this time, it does not expect that the adoption of FASB Interpretation No. 46 will have a significant impact on the Partnership’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended September 30, 2003 and 2002

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended September 30, 2003 and 2002

	Three Months Ended September 30,
	2003	2002
Eastern Pipeline System(1):
Total shipments (barrel miles per day)(2)	57,459,042	57,271,321
Revenue per barrel mile (cents)	0.457	0.449

Terminal Facilities:
Terminal throughput (bpd):
Nederland terminal	454,359	400,039
Other terminals(3)	761,909	728,415

Western Pipeline System(1):
Crude oil pipeline throughput (bpd)	302,502	291,750
Crude oil purchases at wellhead (bpd)	190,227	188,879
Gross margin per barrel of pipeline throughput (cents)(4)	25.1	22.8

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Consists of the Partnership’s refined product terminals, the Fort Mifflin Terminal Complex and the Marcus Hook Tank Farm.
(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

Net income was $16.9 million for the three months ended September 30, 2003 as compared with $13.5 million for the same period in the prior year, an increase of $3.4 million. This increase was primarily the result of a $3.8 million increase in operating income, partially offset by a $0.4 million increase in net interest expense. Operating income increased $3.8 million to $22.1 million for the third quarter 2003 compared with $18.3 million for the third quarter 2002 due primarily to equity income from the corporate joint ventures acquired in November 2002, higher trunk and gathering pipeline revenues and lower operating expenses from the Western Pipeline System, and lower operating expenses at the Eastern Pipeline System. Partially offsetting this was an increase in selling, general and administrative expenses as a result of higher administrative expenses and an increase in depreciation and amortization.

Sales and other operating revenue totaled $653.2 million for the third quarter 2003 as compared with $498.3 million for the corresponding 2002 period, an increase of $154.8 million. This increase was largely attributable to an increase in crude oil prices and higher lease acquisition and bulk volumes. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $30.22 per barrel for the third quarter 2003 from $28.25 per barrel for the third quarter 2002. Other income increased $3.3 million from the prior year period to $4.8 million for the third quarter 2003 due principally to equity income from the interests in corporate joint ventures acquired in November 2002.

Total costs of products sold and operating expenses increased $152.4 million to $617.2 million for the third quarter 2003 from $464.9 million for the prior year period due primarily to the increase in crude oil prices and higher lease acquisition and bulk volumes described earlier. Selling, general and administrative expenses increased $1.4 million to $11.7 million for the third quarter 2003 from $10.3 million for the prior year period. This increase was primarily attributable to higher administrative costs.

Net interest expense increased $0.4 million from the prior year period to $5.3 million for the third quarter 2003 primarily due to interest on the $64.5 million outstanding on the Credit Facility in the current year’s quarter and a decline in capitalized interest. The Credit Facility was drawn on November 15, 2002 to fund two acquisitions and was not outstanding in the prior year’s quarter.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System was $10.1 million for the third quarter 2003 compared with $7.9 million for the prior year period. This $2.2 million increase was primarily the result of a $1.9 million increase in other income, a $0.8 million decrease in operating expenses, and a $0.5 million increase in sales and other operating revenue, partially offset by a $0.7 million increase in selling, general and administrative expenses. Sales and other operating revenue increased compared with the prior year period due primarily to slightly higher revenue per barrel mile and higher product shipments. The increase in other income was due to the equity income from the interests in the corporate joint ventures acquired in November 2002 as well as an increase in equity income from the interest in Explorer pipeline as a result of higher volumes. During the third quarter of 2003, Explorer completed its capacity expansion project which resulted in increased volumes.

Total costs and expenses increased $0.2 million to $17.6 million for the third quarter 2003 due to a $0.7 million increase in selling, general and administrative expenses and a $0.3 million increase in depreciation and amortization, partially offset by a $0.8 million decrease in operating expenses. Operating expenses declined due to lower pipeline maintenance expenses. Selling, general and administrative expenses increased due to higher allocated administrative expenses.

Terminal Facilities

Operating income for the Terminal Facilities was $7.9 million for the third quarter 2003 compared with $7.7 million for the prior year period. This $0.2 million increase was due to a $1.9 million increase in total revenues, partially offset by a $1.7 million increase in total costs and expenses. The $1.9 million increase in total revenues from the prior year period was largely due to higher throughput volumes at the Nederland Terminal and higher combined throughput volumes at the refined product terminals, the Fort Mifflin Terminal Complex, and the Marcus Hook Tank Farm (collectively referred to as the “Other Terminals”).

The $1.7 million increase in total costs and expenses from the prior year period was primarily due to a $1.6 million increase in operating expenses. Operating expenses were higher principally due to higher maintenance expenses at the Other Terminals.

Western Pipeline System

Operating income for the Western Pipeline System was $4.1 million for the third quarter 2003, an increase of $1.5 million from the prior year period. This increase was the result of a $1.4 million increase in other income and a $0.9 million increase in gross margin, partially offset by a $0.8 million increase in selling, general and administrative expenses.

Sales and other operating revenue and cost of products sold and operating expenses increased in the third quarter 2003 compared with the prior year period due to an increase in crude oil prices and higher lease acquisition and bulk volumes as discussed earlier. The $0.9 million increase in gross margin was primarily due to higher trunk and gathering pipeline volumes and revenues and lower pipeline maintenance expenses compared with the prior year period. Other income increased $1.4 million due principally to a gain on sale of crude trucks and equity income from the interest in West Texas Gulf pipeline acquired in November 2002. Selling, general and administrative expenses were higher by $0.8 million due to higher allocated administrative expenses.

Results of Operations – Nine Months Ended September 30, 2003 and 2002

Sunoco Logistics Partners L.P.

Operating Highlights

Nine Months Ended September 30, 2003 and 2002

	Nine Months Ended September 30,
	2003	2002
Eastern Pipeline System(1):
Total shipments (barrel miles per day) (2)	54,898,010	56,522,115
Revenue per barrel mile (cents)	0.469	0.455

Terminal Facilities:
Terminal throughput (bpd):
Nederland terminal	420,194	421,649
Other terminals (3)	769,104	735,065

Western Pipeline System(1):
Crude oil pipeline throughput (bpd)	305,970	285,875
Crude oil purchases at wellhead (bpd)	195,605	189,234
Gross margin per barrel of pipeline throughput (cents) (4)	25.1	19.4

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Consists of the Partnership’s refined product terminals, the Fort Mifflin Terminal Complex and the Marcus Hook Tank Farm.
(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

Net income was $46.6 million for the nine months ended September 30, 2003 as compared with $38.5 million for the same period in the prior year, an increase of $8.1 million. This increase was primarily the result of an $8.9 million increase in operating income and a $1.6 million increase from the absence of corporate income taxes in the current period, partially offset by a $2.4 million increase in net interest expense. Operating income increased $8.9 million to $61.4 million for the nine months ended September 30, 2003 compared with $52.5 million for the prior year period due principally to equity income from the corporate joint ventures acquired in 2002, higher gross margins from the Western Pipeline System, and a decline in operating expenses at the Eastern Pipeline System. Partially offsetting these amounts was an increase in selling, general and administrative expenses as a result of higher administrative and insurance costs and an increase in depreciation and amortization.

Sales and other operating revenue totaled $2,026.1 million for the nine months ended September 30, 2003 as compared with $1,293.2 million for the corresponding 2002 period, an increase of $732.9 million. This increase was largely attributable to an increase in crude oil prices and higher lease acquisition and bulk volumes. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to an average price of $30.96 per barrel for the first nine months of 2003 from $25.42 per barrel for the corresponding prior year period. Other income increased $6.7 million from the prior year period to $11.6 million for the first nine months of 2003 due principally to equity income from the interests in corporate joint ventures acquired in 2002, partially offset by a decline in equity income from Explorer pipeline as a result of lower volumes.

Total costs of products sold and operating expenses increased $723.0 million to $1,919.9 million for the first nine months of 2003 from $1,196.9 million for the prior year period due primarily to the increase in crude oil prices and higher lease acquisition and bulk volumes described earlier. Selling, general and administrative expenses increased $6.2 million to $35.9 million for the first nine months of 2003 from $29.7 million for the prior year period. This increase was primarily attributable to higher administrative and insurance costs.

Net interest expense increased $2.4 million to $14.8 million for the first nine months of 2003 from $12.4 million for the prior year period due primarily to the interest on the Credit Facility borrowings as a result of the November 2002 acquisitions, interest on the $250 million 7.25 percent Senior Notes issued concurrently with the IPO on February 8, 2002 being at a higher rate than the debt due Sunoco, Inc. prior to the IPO, and a decrease in capitalized interest.

Income tax expense for the first nine months of 2003 decreased $1.6 million from the prior year period to nil in the current period as a result of the Partnership not being subject to income taxes from its inception on February 8, 2002.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System was $28.1 million for the first nine months of 2003 compared with $23.0 million for the prior year period. This $5.1 million increase was primarily the result of a $3.7 million increase in other income and a $1.3 million decrease in total costs and expenses. Sales and other operating revenues were unchanged at $70.3 million for the first nine months of 2003 and 2002 as a result of a decrease in total shipments, offset by higher revenue per barrel mile. The increase in other income was due to the equity income from the interests in the corporate joint ventures acquired in 2002, partially offset by a decline in equity income from Explorer pipeline due to lower volumes.

The $1.3 million decrease in total costs and expenses from the prior year period was primarily due to a $3.9 million decline in operating expenses, partially offset by a $2.0 million increase in selling, general and administrative expenses and a $0.6 million increase in depreciation and amortization. The decrease in operating expenses from the prior year period was due principally to the absence of costs in the current period associated with a pipeline release in January 2002 and lower pipeline maintenance expenses. As this pipeline release occurred prior to the IPO and the

Partnership is indemnified by Sunoco, Inc. for liabilities associated with this incident, there was no impact on the Partnership’s post-IPO financial results. The increase in selling, general and administrative expenses was due to higher allocated administrative and insurance expenses. Depreciation and amortization increased between periods due principally to the acquisition of pipeline joint venture interests in November 2002.

Terminal Facilities

Operating income for the Terminal Facilities was $22.1 million for the first nine months of 2003 compared with $23.9 million for the prior year period. This $1.8 million decrease was due to a $5.9 million increase in total costs and expenses, partially offset by a $4.1 million increase in total revenues. The $4.1 million increase in total revenues from the prior year period was largely due to higher combined throughput volumes at the Other Terminals.

The $5.9 million increase in total costs and expenses from the prior year period was due to a $3.9 million increase in operating expenses, a $1.2 million increase in selling, general and administrative expenses, and a $0.7 million increase in depreciation and amortization. Operating expenses were higher principally due to higher maintenance expenses at the Other Terminals and certain costs incurred during the first nine months of 2003 which were reimbursed by Sunoco under the Omnibus Agreement in the third quarter 2003. See further discussion of this agreement under “Capital Requirements”. Selling, general and administrative expenses increased due to higher allocated administrative and insurance expenses. Depreciation and amortization was higher compared with the prior year due to the two new tanks at the Nederland Terminal.

Western Pipeline System

Operating income for the Western Pipeline System was $11.2 million for the first nine months of 2003, a $5.7 million increase from the prior year period. This increase was primarily the result of a $5.8 million increase in gross margin and a $2.9 million increase in other income, partially offset by a $3.0 million increase in selling, general and administrative expenses.

Sales and other operating revenue and cost of products sold and operating expenses increased in the first nine months of 2003 compared with the prior year period due to an increase in crude oil prices and higher lease acquisition and bulk volumes as discussed earlier. The $5.8 million increase in gross margin was primarily due to an increase in lease acquisition volumes and margins and higher trunk and gathering pipeline volumes and revenues compared with the prior year period. These amounts were partially offset by higher pipeline integrity management expenses. Other income increased $2.9 million due primarily to equity income from the interest in the West Texas Gulf pipeline acquired in 2002. Selling, general and administrative expenses increased due to higher allocated administrative and insurance expenses.

Liquidity and Capital Resources

General

Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. Management currently believes that the Partnership has sufficient liquid assets and cash from operations to satisfy its financial commitments, including debt service obligations, unitholder distributions, contingencies and anticipated maintenance capital expenditures. In addition, the Partnership’s working capital of $41.3 million at September 30, 2003 reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, working capital would have increased by $31.5 million at September 30, 2003. However, the Partnership is subject to business and operations risks that could adversely effect its cash flow. The Partnership may supplement its cash generation with proceeds from financing activities, including borrowings under the Credit Facility, other borrowings and the issuance of additional common units. In April 2003, the Credit Facility was amended to increase the aggregate committed sum to $250 million, increasing the remaining capacity under the facility to $185.5 million. In addition, the Partnership has a $500 million universal shelf registration statement which allows the issuance of additional common units or debt securities.

Cash Flows

Net cash provided by operating activities for the first nine months of 2003 was $65.4 million compared with net cash used in operating activities of $23.4 million in the prior year period. The $88.8 million increase in net cash provided between the nine month periods is primarily due to a $2.0 million increase in working capital for the first nine months of 2003 compared with a $78.0 million increase for the first nine months of 2002. The increase in working capital in the corresponding prior year period is largely due to the replacement of working capital that was not contributed by Sunoco, Inc. to the Partnership upon formation. The net proceeds of the IPO were used to replenish the working capital shortfall. The working capital not contributed consisted primarily of $81.0 million of affiliated company accounts receivable and $13.5 million of crude oil inventory.

Net cash used in investing activities was $26.1 million for the first nine months of 2003 compared with $6.9 million in the prior year period. The change between periods is due to the collection of a $20.0 million note receivable from the Claymont Investment Company, a wholly-owned subsidiary of Sunoco, Inc., in the first quarter of 2002, and a $0.8 million decrease in capital expenditures, including net cash paid for acquisitions, between periods. During the third quarter of 2003, the Partnership acquired an additional 3.1 percent ownership interest in West Shore Pipe Line Company for $3.7 million, increasing its overall ownership in the corporate joint venture to 12.3 percent. See further discussion of capital expenditures under “Capital Requirements”.

Net cash used in financing activities for the first nine months of 2003 was $23.4 million compared with net cash provided by financing activities of $71.6 million in the prior year period. The $23.4 million of net cash used for the first nine months of 2003 was primarily due to $34.3 million of distributions paid to unitholders and the general partner, partially offset by the collection of $9.6 million of advances to affiliates. The $71.6 million of net cash provided for the first nine months of 2002 primarily includes the Partnership’s net proceeds of $96.3 million from the IPO and $40.2 million of capital contributions from Sunoco, Inc., partially offset by a $50.0 million repayment of long-term debt due an affiliate and $16.5 million of distributions paid to unitholders and the general partner. In addition, net proceeds of $244.8 million from the issuance of the Senior Notes in conjunction with the IPO were distributed to Sunoco, Inc. For more information on the IPO and related transactions, see Note 2 to the condensed financial statements.

Capital Requirements

The pipeline, terminalling, and crude oil transport operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

•	Maintenance capital expenditures, such as those required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations; and

•	Expansion capital expenditures to acquire complementary assets to grow the business and to expand existing facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Nine Months Ended September 30,
	2003	2002
Maintenance	$16,766	$17,624
Expansion	9,348	9,256

	$26,114	$26,880

Maintenance capital expenditures for the first nine months of 2003 were $16.8 million, a decrease of $0.8 million from the prior year period. Maintenance capital spending for the first nine months of 2003 includes the purchase of replacement crude oil transport trucks and trailers for the Western Pipeline System. The remaining capital expenditures for both periods presented includes recurring expenditures at each of the business segments such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, and the upgrade of pump stations. In addition to these recurring projects, maintenance capital for the nine months ended September 30, 2003 includes $1.0 million of expenditures at the Darby Creek Tank Farm and the Marcus Hook Tank Farm for which the Partnership received reimbursement from Sunoco R&M under the terms of the Omnibus Agreement. Management expects maintenance capital expenditures to be approximately $25.5 million in 2003.

Expansion capital expenditures increased by $0.1 million to $9.3 million for the first nine months of 2003 compared with the prior year period. The $9.3 million of expansion capital spending for the first nine months of 2003 was primarily due to the purchase of an additional 3.1 percent interest in West Shore Pipe Line Company for $3.7 million, increasing the Partnership’s overall ownership interest to 12.3 percent, and the construction of two new tanks and a new pump station at the Nederland

Terminal. The new tanks added approximately 1.3 million barrels of storage capacity to the terminal. Expansion capital spending for the first nine months of 2002 was primarily for the two new tanks mentioned previously, another new tank at the Nederland Terminal that was placed into service during the second quarter 2002, and a vapor combustion unit at Nederland.

The Omnibus Agreement with Sunoco requires Sunoco R&M to, among other things, reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. During the nine months ended September 30, 2003, the Partnership was reimbursed for $1.5 million by Sunoco R&M, consisting of $1.0 million for maintenance capital expenditures and $0.5 million for operating expenses, under this provision within the Omnibus Agreement. The Partnership recorded this amount as a capital contribution. No amounts were recorded under this provision for the nine months ended September 30, 2002.

The Partnership expects to fund capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of:

•	borrowing under the Credit Facility discussed previously and other borrowings; and

•	issuance of additional common units.

Other Event

In April 2003, Sunoco, Inc. signed a letter of intent to acquire El Paso Corporation’s 150 thousand barrels-per-day Eagle Point refinery and related assets located in Westville, NJ. These assets include certain pipeline and terminalling assets (“Eagle Point Logistics Assets”) that Sunoco must offer to the Partnership pursuant to the Omnibus Agreement. A value for the Eagle Point Logistics Assets has not yet been determined. The transaction is subject to the satisfaction of certain conditions, including regulatory approval and negotiation of final definitive agreements. Sunoco believes that the acquisition will be completed by the end of 2003.

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

The $250 million Credit Facility exposes the Partnership to interest rate risk since it bears interest at a variable rate (1.8 percent at September 30, 2003). A one percent change in interest rates changes annual interest expense by approximately $645,000 based upon outstanding borrowings under the Credit Facility of $64.5 million at September 30, 2003.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	Changes in the demand both for crude oil we buy and sell, as well as for crude oil and refined petroleum products that we store and distribute;

•	Changes in demand for storage in the Partnership’s petroleum product terminals;

•	The loss of Sunoco(R&M) as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the throughput on petroleum pipelines owned and operated by third parties and connected to the Partnership’s petroleum product pipelines and terminals;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes to existing or future state or federal government regulations banning or restricting the use of MTBE in gasoline;

•	Improvements in energy efficiency and technology resulting in reduced demand;

•	The Partnership’s ability to manage rapid growth;

•	The Partnership’s ability to control costs;

•	The effect of changes in accounting principles;

•	Global and domestic economic repercussions from terrorist activities and international hostilities and the government’s response thereto;

•	The occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	Changes in the reliability and efficiency of the Partnership’s operating facilities or those of Sunoco R&M or third parties;

•	Changes in the expected level of environmental remediation spending;

•	Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	The ability of announced acquisitions or expansions to be cash-flow accretive;

•	The Partnership’s ability to successfully consummate announced acquisitions or expansions and integrate them into existing business operations;

•	Risks related to labor relations;

•	Non-performance by major customers, suppliers or other business partners;

•	Price trends and overall demand for refined petroleum products, crude oil and natural gas liquids in the United States, economic activity, weather, alternative energy sources, conservation and technological advances which may affect price trends and demand for the Partnership’s business activities;

•	Changes in the Partnership’s tariff rates, implemented by federal and/or state government regulators;

•	The amount of the Partnership’s indebtedness, which could make the Partnership vulnerable to general adverse economic and industry conditions, limit the Partnership’s ability to borrow additional funds, place it at competitive disadvantages compared to competitors that have less debt or have other adverse consequences;

•	Restrictive covenants in the Partnership’s or Sunoco, Inc.’s credit agreements;

•	Changes in the Partnership’s or Sunoco, Inc.’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	The political and economic stability of the oil producing nations of the world; and

•	The costs and effects of legal and administrative claims and proceedings against the Partnership or its subsidiaries, and changes in the status of litigation to which the Partnership is a party.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are certain legal and administrative proceedings pending against the Predecessor and the Partnership (as successor to certain liabilities of the Predecessor) arising prior to the IPO. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco, Inc. has agreed to indemnify the Partnership for any losses it may suffer as a result of these pending legal actions.

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

(b) Reports on Form 8-K

Current report on Form 8-K, dated August 18, 2003, filed pursuant to Item 5 in connection with press release announcing definitive agreements to acquire interests in Wilprise Pipeline Company, L.L.C. and Tri-States NGL Pipeline, L.L.C.

Current report on Form 8-K, dated September 24, 2003, filed pursuant to Item 5 in connection with press release announcing exercise of certain first refusal rights held by existing owners of Wilprise Pipeline Company L.L.C. and Tri-States NGL Pipeline L.L.C.

Current report on Form 8-K, dated October 9, 2003, filed pursuant to Item 5 in connection with press release announcing acquisition of additional 3.1 percent interest in West Shore Pipe Line Company.

Current report on Form 8-K, dated October 20, 2003, filed pursuant to Item 5 in connection with press release announcing increased third quarter 2003 distribution to unitholders.

Current report on Form 8-K, dated October 23, 2003, furnished pursuant to Item 9 and Item 12 in connection with announcement of earnings for third quarter 2003.

Current reports listed above as “furnished” under Item 9 and Item 12 are not deemed “filed” with the SEC and are not incorporated by reference herein or in any other SEC filings.

We are pleased to furnish this Form 10-Q to unitholders who request it by writing to:

Sunoco Logistics Partners L.P.
Investor Relations
Ten Penn Center
1801 Market Street
Philadelphia, PA 19103-1699

or through our website at www.sunocologistics.com.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunoco Logistics Partners L.P.

By:	/s/ Colin A. Oerton
Colin A. Oerton
Vice President &
Chief Financial Officer

Date:	November 6, 2003