Form 10-Q
period 2004-03-31
SUNOCO LOGISTICS PARTNERS LP
filed 2004-05-06
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

At April 30, 2004, the number of the registrant’s Common Units outstanding were 12,605,095, and its Subordinated Units outstanding were 11,383,639.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2004	2003
Revenues
Sales and other operating revenue:
Affiliates	$365,113	$354,072
Unaffiliated customers	379,794	361,947
Other income	3,169	3,625

Total Revenues	748,076	719,644

Costs and Expenses
Cost of products sold and operating expenses	710,692	679,027
Depreciation and amortization	6,909	6,529
Selling, general and administrative expenses	12,059	11,647

Total Costs and Expenses	729,660	697,203

Operating Income	18,416	22,441
Net interest cost paid to/(received from) affiliates	104	(259)
Other interest cost and debt expense, net	4,671	5,089
Capitalized interest	—	(232)

Net Income	$13,641	$17,843

Calculation of Limited Partners’ interest in Net Income:
Net Income	$13,641	$17,843
Less: General Partner’s interest in Net Income	(519)	(357)

Limited Partners’ interest in Net Income	$13,122	$17,486

Net Income per Limited Partner unit:
Basic	$0.58	$0.77

Diluted	$0.57	$0.77

Weighted average Limited Partners’ units outstanding:
Basic	22,771,793	22,771,793

Diluted	22,975,315	22,856,902

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$29,202	$50,081
Advances to affiliates (Note 2)	908	7,288
Accounts receivable, affiliated companies (Note 2)	91,670	116,936
Accounts receivable, net	416,256	302,235
Inventories:
Crude oil	27,458	26,543
Materials, supplies and other	697	725

Total Current Assets	566,191	503,808

Properties, plants and equipment	1,029,330	1,005,745
Less accumulated depreciation and amortization	(429,329)	(422,581)

Properties, plants and equipment, net	600,001	583,164

Investment in affiliates (Note 5)	70,860	70,490
Deferred charges and other assets	26,734	23,544

Total Assets	$1,263,786	$1,181,006

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$533,569	$426,863
Accrued liabilities	19,921	27,824
Current portion of long-term debt (Note 6)	64,500	—
Accrued taxes other than income	8,896	11,312

Total Current Liabilities	626,886	465,999

Long-term debt (Note 6)	248,678	313,136
Other deferred credits and liabilities	882	1,000
Commitments and contingent liabilities (Note 7)

Total Liabilities	876,446	780,135

Partners’ Capital:
Limited partners’ interest	381,516	394,592
General partner’s interest	5,824	6,279

Total Partners’ Capital	387,340	400,871

Total Liabilities and Partners’ Capital	$1,263,786	$1,181,006

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net Income	$13,641	$17,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,909	6,529
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	25,266	(3,486)
Accounts receivable, net	(114,021)	(129,353)
Inventories	(887)	(5,082)
Accounts payable and accrued liabilities	84,588	127,306
Accrued taxes other than income	(2,416)	(1,495)
Other	(3,797)	2,172

Net cash provided by operating activities	9,283	14,434

Cash Flows from Investing Activities:
Capital expenditures	(3,585)	(6,701)
Net cash paid for acquisition	(20,000)	—

Net cash used in investing activities	(23,585)	(6,701)

Cash Flows from Financing Activities:
Distributions paid to unitholders and general partner	(12,957)	(11,328)
Advances to affiliates, net	6,380	10,001
Repayments of long-term debt	—	(101)

Net cash used in financing activities	(6,577)	(1,428)

Net change in cash and cash equivalents	(20,879)	6,305
Cash and cash equivalents at beginning of year	50,081	33,840

Cash and cash equivalents at end of period	$29,202	$40,145

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sunoco Logistics Partners L.P. (the “Partnership”) is a Delaware limited partnership formed by Sunoco, Inc. (“Sunoco”) in October 2001 to acquire, own, and operate a substantial portion of Sunoco, Inc.’s logistics business, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast, Midwest and South Central United States. On February 8, 2002, Sunoco contributed these assets to the Partnership in connection with the Partnership’s initial public offering (“IPO”).

The consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned partnerships, including Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”). Equity ownership interests in corporate joint ventures, which are not consolidated, are accounted for under the equity method.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2004 are not necessarily indicative of results for the full year 2004. Certain previously reported amounts have been reclassified to conform to the 2004 presentation.

2. Related Party Transactions

Advances to Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership’s revolving credit facility (see Note 6).

Selling, general and administrative expenses in the condensed consolidated statements of income include costs incurred by Sunoco for the provision of certain centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services. These services are provided to the Partnership under an omnibus agreement (“Omnibus Agreement”) with Sunoco for an annual administrative fee, which may be increased annually by the lesser of 2.5 percent or the consumer price index for the applicable year. The fee for the annual period ending December 31, 2004 is $8.5 million. These costs may also increase if the Partnership consummates an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco. This fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the premiums incurred. This fee also does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits. The Partnership is reimbursing Sunoco for these costs and other direct expenses incurred on its behalf.

Allocated Sunoco employee benefit plan expenses for employees who work in the pipeline, terminalling, storage and crude oil gathering operations, including senior executives, include non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans, and other such benefits. These expenses are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income. These employees, including senior executives, are employees of the Partnership’s general partner or its affiliates, which are wholly-owned subsidiaries of Sunoco. The Partnership has no employees.

Accounts Receivable, Affiliated Companies

Affiliated revenues in the condensed consolidated statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco, Inc. (R&M) (“Sunoco R&M”). Sales of crude oil are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms in the aggregate to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues are generally determined using posted tariffs. The Partnership has throughput agreements with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under these agreements comparable to those charged in arm’s-length, third-party transactions. Under these agreements, Sunoco R&M has agreed to pay the Partnership a minimum level of revenues for transporting and terminalling refined products and crude oil for the period specified in the agreements.

Under other agreements between the parties, Sunoco R&M is, among other things, purchasing from the Partnership, at market-based rates, particular grades of crude oil that the Partnership’s crude oil acquisition and marketing business purchases for delivery to certain pipelines. These agreements automatically renew on a monthly basis unless terminated by either party on 30 days written notice. Sunoco R&M also leases the Partnership’s 58 miles of interrefinery pipelines between Sunoco R&M’s Philadelphia and Marcus Hook refineries for a term of 20 years, ending in 2022.

Asset Acquisition

On March 30, 2004 the Partnership acquired the Eagle Point refinery logistics assets from Sunoco, Inc. for $20 million (see Note 8). In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under this agreement comparable to those charged in arm’s length, third-party transactions. Sunoco R&M has also agreed to minimum volumes on the truck rack included within the assets acquired.

3. Changes in Accounting Principles

In January 2003, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”), was issued. Among other things, FASB Interpretation No. 46 defines a variable interest entity (“VIE”) as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FASB Interpretation No. 46 requires a VIE to be consolidated by an entity if that entity is the primary beneficiary. The primary beneficiary is the entity that is subject to a majority of the risk of loss from the VIE’s activities or, if no entity is subject to a majority of such risk, the entity that is entitled to receive a majority of the VIE’s residual returns. As the Partnership has no VIE’s, this change had no impact on the Partnership’s financial statements during the first quarter of 2004.

4. Net Income Per Unit Data

The computation of basic net income per limited partner unit is calculated by dividing net income, after the deduction of the general partner’s interest in net income, by the weighted-average number of common and subordinated units outstanding during the period. The general partner’s interest in net income is calculated on a quarterly basis, based upon its percentage interest in the quarterly distribution declared. The general partner’s interest in quarterly distributions consists of its 2.0 percent general interest and “incentive distributions”, which are increasing percentages of quarterly cash distributions it will receive in excess of $0.50 per limited partner unit (see Note 9). The general partner was allocated net income of $0.5 million (representing 3.8 percent of the total net income for the period) for the three months ended March 31, 2004 and $0.4 million (representing 2.0 percent of total net income for the period) for the three months ended March 31, 2003. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Weighted average number of limited partner units outstanding – basic	22,771,793	22,771,793
Add effect of dilutive unit incentive awards	203,522	85,109

Weighted average number of limited partner units – diluted	22,975,315	22,856,902

5. Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of March 31, 2004 and December 31, 2003 are as follows:

Equity Ownership Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three months ended March 31, 2004 and 2003 (in thousands of dollars):

	Three Months Ended March 31,
	2004	2003
Income Statement Data:
Total revenues	$82,424	$72,724
Net income	$23,399	$22,135

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of March 31, 2004 and December 31, 2003 (in thousands of dollars):

	March 31, 2004	December 31, 2003
Balance Sheet Data:
Current assets	$95,900	$90,291
Non-current assets	472,934	477,467
Current liabilities	59,332	87,199
Non-current liabilities	448,706	423,763
Net equity	60,796	56,796

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at March 31, 2004 include an excess investment amount of approximately $56.6 million, net of accumulated amortization of $0.8 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

The Partnership has a 33.3 percent undivided ownership interest in, and operates, the Harbor pipeline, which is an 80-mile refined product pipeline extending from Woodbury, New Jersey to Linden, New Jersey. Each of the owners are entitled to ship refined product through the pipeline up to their ownership interest percentage of the pipeline’s capacity. Revenues generated by these shipments are recognized within the accounting records of the pipeline’s interest owner. The cost of operating the pipeline is allocated to the owners of the pipeline’s interests based primarily upon their ownership percentage. Sales and other operating revenue generated by shipments through the pipeline and the operating costs and expenses allocated to the Partnership from the Harbor pipeline have been included within the condensed consolidated statements of income for the periods presented. Subsequent to March 31, 2004, the Partnership notified El Paso Corporation of its intent to acquire El Paso’s 33.3 percent ownership interest in the Harbor Pipeline for $7.3 million, subject to a right of first refusal (“ROFR”) in favor of the Partnership and a third party which owns the remaining 33.3 percent interest. Should the third party also exercise its ROFR, the Partnership will be entitled to acquire one-half of El Paso’s 33.3 percent interest for $3.65 million (see Note 11).

6. Long-Term Debt

The components of long-term debt (including current portion) are as follows (in thousands of dollars):

	March 31, 2004	December 31, 2003
Credit Facility	$64,500	$64,500
Senior Notes	250,000	250,000
Less unamortized bond discount	(1,322)	(1,364)

	313,178	313,136
Less current portion	(64,500)	—

	$248,678	$313,136

The Credit Facility (the “Credit Facility”), which currently has an aggregate committed sum of $250 million and matures January 31, 2005, is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowings under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Bank of America prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at March 31, 2004 was 1.8 percent. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of operating partnerships interests in the operating partnerships. The Credit Facility also contains covenants requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio (each as defined in the credit agreement) of 4.0 to 1 and an interest coverage ratio (as defined in the credit agreement) of at least 3.5 to 1. The Operating Partnership is in compliance with these covenants as of March 31, 2004. The Partnership’s ratio of total debt to EBITDA was 2.8 to 1 and the interest coverage ratio was 5.4 to 1 at March 31, 2004.

The Senior Notes are at 7.25 percent, due February 15, 2012, and were issued by the Operating Partnership at a discount of 99.325 percent of the principal amount. The discount is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the condensed consolidated statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of March 31, 2004. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity.

The Partnership and the operating partnerships serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

The Partnership has no operations and its only assets are investments in its wholly-owned partnerships. The Operating Partnership also has no operations and its assets are limited primarily to investments in its wholly-owned operating partnerships, deferred charges, and cash and cash equivalents of $29.2 million. Except for amounts associated with the Senior Notes, the Credit Facility, cash and cash equivalents and advances to affiliate, the assets and liabilities in the condensed consolidated balance sheets and the revenues and costs and expenses in the condensed consolidated statements of income are primarily attributable to the operating partnerships.

7. Commitments and Contingent Liabilities

The Partnership participates in an agreement along with the other owners of Wolverine to guarantee certain outstanding debt instruments of Wolverine based upon ownership percentage. Based upon outstanding indebtedness of these instruments of approximately $5.6 million at March 31, 2004, the approximate amount of the Partnership’s guarantee is $1.8 million.

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets at March 31, 2004 and December 31, 2003 was $0.4 million and $0.5 million, respectively. These liabilities do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of any contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of the Partnership’s liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability, and the number, participation levels and financial viability of other parties. As discussed below, the Partnership’s future costs will also be impacted by an indemnification from Sunoco.

Sunoco has indemnified the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed to the Partnership that arise from the operation of such assets prior to the closing of the Partnership’s February 2002 IPO. Sunoco has indemnified the Partnership for 100 percent of all losses asserted within the first 21 years of closing of the February 2002 IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent a year. For example, for a claim asserted during the twenty-third year after closing of the February 2002 IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the Partnership’s assets that occur on or after the closing of the February 2002 IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

Sunoco has also indemnified the Partnership for liabilities, other than environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arise out of Sunoco’s ownership and operation of the assets prior to the closing of the February 2002 IPO and that are asserted within 10 years after closing of the February 2002 IPO. In addition, Sunoco has indemnified the Partnership from liabilities relating to certain defects in title to the assets contributed to the Partnership and associated with failure to obtain certain consents and permits necessary to conduct its business that arise within 10 years after closing of the February 2002 IPO as well as from liabilities relating to legal actions currently pending against Sunoco or its affiliates and events and conditions associated with any assets retained by Sunoco or its affiliates.

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at March 31, 2004.

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at March 31, 2004.

8. Acquisitions

On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco, Inc. for $20 million. The Eagle Point logistics assets consist of crude and refined product ship and barge docks, a refined product truck rack, and a 4.5 mile, refined product pipeline from the Eagle Point refinery to the origin of the Harbor pipeline. In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M whereby they have agreed to minimum volumes on the truck rack. The purchase price was funded initially through cash on hand. A portion of the proceeds of the April 7, 2004 sale of common units was subsequently utilized to replenish cash used to fund this acquisition (see Note 11). The purchase price was allocated on a preliminary basis to property, plant and equipment. The ship and barge docks and the truck rack have been included within the Terminal Facilities business segment, while the pipeline has been included within the Eastern Pipeline System. The results of the acquisition are included in the consolidated financial statements from the date of acquisition.

On September 30, 2003, the Partnership acquired an additional 3.1 percent interest in West Shore Pipe Line Company, a Midwestern United States products pipeline company, for $3.7 million. The acquisition of this additional interest raised the Partnership’s overall ownership percentage in West Shore from 9.2 percent to 12.3 percent. The results from the additional interest are included within the Eastern Pipeline System business segment in the consolidated financial statements from the date of acquisition.

Subsequent to March 31, 2004, the Partnership acquired two refined product terminals located in Baltimore, Maryland and Manassas, Virginia (see Note 11).

Subsequent to March 31, 2004, the Partnership notified El Paso Corporation of its intent to acquire El Paso’s 33.3 percent ownership interest in the Harbor pipeline for $7.3 million, subject to a right of first refusal (“ROFR”) in favor of the Partnership and a third party which owns the remaining 33.3 percent interest. Should the third party also exercise its ROFR, the Partnership will be entitled to acquire one-half of El Paso’s 33.3 percent interest for $3.65 million (see Note 11).

9. Cash Distributions

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

The Partnership has 11,383,639 subordinated units issued, all of which are held by the general partner and for which there is no established public trading market. During the subordination period the Partnership will pay cash distributions each quarter in the following manner:

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

The subordination period is generally defined as the period that ends on the first day of any quarter beginning after December 31, 2006 if (1) the Partnership has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four quarter periods; and (2) the adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable the Partnership to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2 percent general partner interest during those periods. The Partnership has met the minimum quarterly distribution requirements on all outstanding units for each quarter since its February 2002 IPO. In addition, one-quarter of the subordinated units may convert to common units on a one-for-one basis after December 31, 2004, and one-quarter of the subordinated units may convert to common units on a one-for-one basis after December 31, 2005, if the Partnership meets the tests set forth in the partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

After the subordination period, the Partnership will pay cash distributions each quarter in the following manner:

•	First, 98 percent to all unitholders, pro rata, and 2 percent to the general partner, until the Partnership distributes for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

•	Thereafter, as described in the paragraph and table below.

As presented in the table below, if cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions”. The amounts shown in the table below are the percentage interests of the general partner and the unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Cash Distribution per Unit”, until the available cash that is distributed reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

Quarterly Cash Distribution per Unit	Unitholders	General Partner
Up to minimum quarterly distribution ($0.45 per Unit)	98%	2%
Above $0.45 per Unit up to $0.50 per Unit	98%	2%
Above $0.50 per Unit up to $0.575 per Unit	85%	15%
Above $0.575 per Unit up to $0.70 per Unit	75%	25%
Above $0.70 per Unit	50%	50%

There is no guarantee that the Partnership will pay the minimum quarterly distribution on the common units in any quarter, and the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the Credit Facility or the Senior Notes.

Distributions paid by the Partnership for the period from January 1, 2003 through March 31, 2004 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner unit	Total Cash Distribution to Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 13, 2004	$0.55	$12.5	$0.4
November 14, 2003	$0.5125	$11.7	$0.3
August 14, 2003	$0.50	$11.4	$0.2
May 15, 2003	$0.4875	$11.1	$0.2
February 14, 2003	$0.4875	$11.1	$0.2

On March 29, 2004 the Partnership declared a cash distribution of $0.57 per unit on its outstanding common and subordinated units representing the distribution for the quarter ended March 31, 2004. The $14.2 million distribution, including $0.5 million to the general partner, will be paid on May 14, 2004 to unitholders of record at the close of business on April 30, 2004. This amount has been recorded within accounts payable and Partners’ Capital in the March 31, 2004 condensed consolidated balance sheet.

10. Business Segment Information

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended March 31, 2004 and 2003, respectively (in thousands of dollars):

	Three Months Ended March 31,
	2004	2003
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$16,825	$17,511
Unaffiliated customers	5,899	5,995
Other income	2,480	2,661

Total Revenues	25,204	26,167

Operating expenses	9,964	9,441
Depreciation and amortization	2,700	2,468
Selling, general and administrative expenses	4,569	4,565

Total Costs and Expenses	17,233	16,474

Operating Income	$7,971	$9,693

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$15,892	$14,489
Unaffiliated customers	7,478	7,605
Other income	—	7

Total Revenues	23,370	22,101

Operating expenses	9,606	8,905
Depreciation and amortization	2,823	2,737
Selling, general and administrative expenses	3,129	3,059

Total Costs and Expenses	15,558	14,701

Operating Income	$7,812	$7,400

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$332,396	$322,072
Unaffiliated customers	366,417	348,347
Other income	689	957

Total Revenues	699,502	671,376

Cost of products sold and operating expenses	691,122	660,681
Depreciation and amortization	1,386	1,324
Selling, general and administrative expenses	4,361	4,023

Total Costs and Expenses	696,869	666,028

Operating Income	$2,633	$5,348

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$7,971	$9,693
Terminal Facilities	7,812	7,400
Western Pipeline System	2,633	5,348

Total segment operating income	18,416	22,441
Net interest expense	4,775	4,598

Net Income	$13,641	$17,843

The following table provides the identifiable assets for each segment as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Eastern Pipeline System	$322,400	$324,037
Terminal Facilities	239,403	218,048
Western Pipeline System	665,897	575,906
Corporate and other	36,086	63,015

Total identifiable assets	$1,263,786	$1,181,006

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

11. Subsequent Events

On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of $129.1 million, after underwriters’ commissions and legal, accounting, and other transaction expenses of $6.0 million. The Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2 percent general partner interest. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $83.1 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of the two refined product terminals from ConocoPhillips for $12.0 million, (d) finance the anticipated acquisition of the additional interest in the Harbor pipeline, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of the redemption of its units, Sunoco’s ownership interest in the Partnership decreased from 75.3 percent to 62.6 percent, including its 2 percent general partner interest.

On April 28, 2004, the Partnership closed on the acquisition of two refined product terminals located in Baltimore, Maryland and Manassas, Virginia for $12 million from ConocoPhillips Company. In connection with this acquisition, the Partnership entered into throughput agreements with ConocoPhillips and Sunoco R&M which provide for minimum throughputs at these terminals.

In connection with its acquisition of the Eagle Point refinery from El Paso Corporation, Sunoco also agreed to acquire El Paso’s 33.3 percent interest in the Harbor pipeline for $7.3 million. The Harbor pipeline is an 80-mile refined product pipeline extending from Woodbury, New Jersey to Linden, New Jersey. The Partnership currently owns a 33.3 percent interest in, and operates, this pipeline. The purchase by Sunoco is subject to a 60-day right of first refusal (“ROFR”) period in favor of the Partnership and a third party which began on April 12, 2004. On April 21, 2004, the Partnership notified El Paso of its intent to acquire El Paso’s 33.3 percent ownership interest in the Harbor pipeline for $7.3 million. Should the third party also exercise its ROFR, the Partnership will be entitled to acquire one-half of El Paso’s 33.3 percent interest for $3.65 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended March 31, 2004 and 2003

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	54,870,422	54,696,530
Revenue per barrel mile (cents)	0.455	0.478

Terminal Facilities:
Terminal throughput (bpd):
Nederland terminal	490,308	392,622
Other terminals(3)	772,308	765,389

Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	298,516	310,620
Crude oil purchases at wellhead (bpd)	188,684	199,693
Gross margin per barrel of pipeline throughput (cents)(4)	23.2	30.1

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Consists of the Partnership’s refined product terminals, the Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point logistics assets.
(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

Net income was $13.6 million for the first quarter 2004 as compared with $17.8 million for the first quarter 2003, a decrease of $4.2 million. This decrease was primarily the result of a $4.0 million decrease in operating income to $18.4 million for the first quarter 2004 from $22.4 million for the prior year quarter due principally to lower lease acquisition margins in comparison to the first quarter 2003, which were at record-high levels for the Partnership. Operating income also decreased between periods due to lower pipeline revenues as a result of maintenance turnarounds at Sunoco, Inc.’s Tulsa and Toledo refineries and higher operating expenses at the Terminal Facilities caused mainly by non-routine dredging at one of the terminals, partially offset by higher revenues at the Terminal Facilities.

Sales and other operating revenue totaled $744.9 million for the first quarter 2004 as compared with $716.0 million for the first quarter 2003, an increase of $28.9 million. This increase was largely attributable to an increase in crude oil prices and an increase in lease acquisition bulk volumes. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $35.16 per barrel for the first quarter 2004 from $33.80 per barrel for the first quarter 2003. Other income decreased $0.5 million from the first quarter 2003 to $3.2 million for the first quarter 2004 due principally to lower equity income from the interests in the corporate joint ventures mainly as a result of the timing of pipeline maintenance expenses and one-time employee benefit costs.

Total cost of products sold and operating expenses increased $31.7 million to $710.7 million for the first quarter 2004 from $679.0 million for the first quarter 2003 due primarily to the increase in crude oil prices and higher lease acquisition bulk volumes described earlier. Selling, general and administrative expenses increased $0.4 million to $12.1 million for the first quarter 2004 from $11.7 million for the prior year quarter due principally to higher administrative costs. Depreciation and amortization increased $0.4 million to $6.9 million for the first quarter 2004 from $6.5 million for the prior year quarter due mainly to higher capital spending in the second half of 2003 and depreciation on the two new tanks at the Nederland Terminal.

Net interest expense increased $0.2 million from the prior year quarter to $4.8 million for the first quarter 2004 due principally to a decline in capitalized interest, partially offset by the fourth quarter 2003 repayment of debt. The capitalized interest recorded during the first quarter 2003 was in connection with the two new tanks at the Nederland Terminal as previously discussed.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System was $8.0 million for the first quarter 2004 compared with $9.7 million for the prior year quarter. This $1.7 million decrease was mainly the result of a $0.8 million decrease in sales and other operating revenue and a $0.8 million increase in total costs and expenses. Sales and other operating revenue decreased compared with the first quarter 2003 due primarily to a reduction in volumes as a result of a four-week, planned turnaround at Sunoco, Inc.’s Toledo, Ohio refinery in March 2004, partially offset by higher shipments on the Harbor pipeline as a result of Sunoco, Inc.’s January 2004 purchase of the Eagle Point, New Jersey refinery. Overall, revenues decreased due to lower revenue per barrel mile, partially offset by slightly higher total shipments.

Total costs and expenses increased $0.8 million to $17.2 million for the first quarter 2004 due to a $0.5 million increase in operating expenses and a $0.2 million increase in depreciation and amortization. Operating expenses increased due principally to the timing of pipeline maintenance activity.

Terminal Facilities

The Terminal Facilities business segment had operating income of $7.8 million for the first quarter 2004 compared with $7.4 million for the prior year quarter. This $0.4 million increase was due to a $1.3 million increase in sales and other operating revenue, partially offset by a $0.9 million increase in total costs and expenses. The increase in sales and other operating revenue to $23.4 million for the first quarter 2004 from $22.1 million for the first quarter 2003 was largely due to higher throughput volumes.

The increase in total costs and expenses to $15.6 million for the first quarter 2004 from $14.7 million for the prior year quarter was primarily due to a $0.7 million increase in operating expenses. Operating expenses were higher principally due to non-routine dredging activity on the Delaware River at the Fort Mifflin Terminal docks.

Western Pipeline System

Operating income for the Western Pipeline System was $2.6 million for the first quarter 2004, a decrease of $2.7 million from the prior year quarter. This decrease was the result of a $2.1 million decrease in gross margin, a $0.3 million increase in selling, general and administrative expenses, and a $0.3 million decrease in other income.

Sales and other operating revenue and cost of products sold and operating expenses increased in the first quarter 2004 compared with the prior year quarter due mainly to an increase in crude oil prices and higher lease acquisition bulk volumes as mentioned previously. The decrease in gross margin was primarily attributable to lower lease acquisition margins in comparison to the first quarter 2003, which were at record-high levels for the Partnership, and lower pipeline volumes due to a planned turnaround at Sunoco, Inc.’s Tulsa, Oklahoma refinery in March 2004 which lasted approximately one week. Other income decreased $0.3 million from the prior year quarter to $0.7 million for the first quarter 2004 due principally to lower equity income from the interest in West Texas Gulf pipeline caused mainly by the timing of pipeline maintenance expenses. Selling, general and administrative expenses increased to $4.3 million for the first quarter 2004 from $4.0 million for the first quarter 2003 due mainly to higher administrative costs.

Liquidity and Capital Resources

General

Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At March 31, 2004, the Partnership had a working capital deficit of $60.7 million and available borrowing capacity under the Credit Facility of $185.5 million. The decrease in working capital from $37.8 million at December 31, 2003 was primarily the result of (a) the use of cash on hand to initially fund the $20.0 million purchase of the Eagle Point logistics assets on March 30, 2004, (b) a $14.2 million increase in current liabilities as a result of the declaration of the first quarter 2004 distribution on March 29, 2004, and (c) the classification of the $64.5 million of outstanding borrowings under the Credit Facility as a current liability due to its maturity date of January 31, 2005. The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the working capital deficit would have been reduced by $44.5 million at March 31, 2004.

On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for gross proceeds of approximately $135 million to fund the Eagle Point acquisition, to redeem approximately 2.2 million common units from Sunoco, Inc., and to fund other acquisitions (see “Subsequent Events”). Net proceeds to the Partnership from the sale of the common units, after offering expenses and the redemption of the common units held by Sunoco, was approximately $46 million. Upon closing on the sale of these units, the Partnership has approximately $365 million available under its $500 million universal shelf registration statement for the issuance of additional common units or debt securities.

The Credit Facility matures on January 31, 2005. It is management’s intent to renew the Credit Facility during the second half of 2004.

Management believes that the Partnership has sufficient liquid assets, cash from operations and borrowing capacity under its credit agreements to meet its financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated capital expenditures. However, the Partnership is subject to business and operational risks that could adversely effect its cashflow. The Partnership may supplement its cash generation with proceeds from financing activities, including borrowings under the Credit Facility and other borrowings and the issuance of additional common units.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the first quarter 2004 was $9.3 million compared with $14.4 million for the first quarter 2003. Net cash provided by operating activities for the first quarter 2004 was primarily generated by net income of $13.6 million and depreciation and amortization of $6.9 million, partially offset by an increase in working capital of $7.5 million and a $3.8 million increase in deferred charges and other assets, net of deferred credits and other liabilities. Net cash provided by operating activities for the first quarter 2003 was principally generated by net income of $17.8 million, depreciation and amortization of $6.5 million, and a $2.2 million decrease in deferred charges and other assets, net of deferred credits and other liabilities, partially offset by an increase in working capital of $12.1 million.

Net cash used in investing activities for the first quarter 2004 was $23.6 million compared with $6.7 million for the first quarter 2003. The increase between periods is due to the $20.0 million acquisition of the Eagle Point logistics assets in March 2004, partially offset by a $3.1 million decrease in capital expenditures. See further discussion of capital expenditures under “Capital Requirements”.

Net cash used in financing activities for the first quarter 2004 was $6.6 million compared with $1.4 million for the first quarter 2003. Net cash used by financing activities for the first quarter 2004 was principally the result of $13.0 million of cash distributions paid to unitholders and the general partner, partially offset by net collections of $6.4 million of advances to affiliate. Net cash used by financing activities for the first quarter 2003 was mainly the result of $11.3 million of cash distributions paid to unitholders and the general partner, partially offset by net collections of $10.0 million of advances to affiliate.

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at March 31, 2004 and December 31, 2003 represent amounts due from Sunoco under this agreement.

Capital Requirements

The pipeline, terminalling, and crude oil transport operations are capital intensive, requiring significant investment to meet environmental and operational regulations and to upgrade or enhance existing operations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

•	Maintenance capital expenditures, such as those required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations; and

•	Expansion capital expenditures to acquire complementary assets to grow the business and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Three Months Ended March 31,
	2004	2003
Maintenance	$3,415	$4,222
Expansion	20,170	2,479

	$23,585	$6,701

Maintenance capital expenditures for the first quarter 2004 were $3.4 million, a decrease of $0.8 million from the prior year quarter. The decrease in maintenance capital spending between periods is mainly the result of a decrease in purchases of crude oil transport trucks and trailers for the Western Pipeline System. The remaining capital expenditures for both periods presented includes recurring expenditures at each of the business segments such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, and the upgrade of pump stations. Management anticipates maintenance capital expenditures to be approximately $25.5 million for the year ended December 31, 2004.

Expansion capital expenditures increased by $17.7 million to $20.2 million for the first quarter 2004 compared with the prior year quarter. The $20.2 million of expansion capital spending for the first quarter 2004 was principally for the purchase of the Eagle Point logistics assets from Sunoco for $20.0 million in March 2004. Expansion capital spending for the first quarter 2003 was primarily for the construction of two new tanks and a pump station at the Nederland Terminal.

The Partnership expects to fund capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the Credit Facility and other borrowings and the issuance of additional common units. The Credit Facility matures on January 31, 2005. It is management’s intent to renew the Credit Facility during the second half of 2004.

Subsequent Events

On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of $129.1 million, after the underwriters’ commissions and legal, accounting, and other transaction expenses of $6.0 million. The Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2 percent general partner interest. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $83.1 million, (b) to replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) to finance the acquisition of the two refined product terminals from ConocoPhillips for $12.0 million, (d) to finance the anticipated acquisition of the additional interest in the Harbor pipeline, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of the redemption of its units, Sunoco’s ownership interest decreased from 75.3 percent to 62.6 percent in the Partnership, including its 2 percent general partner interest.

On April 28, 2004, the Partnership closed on the acquisition of two refined product terminals located in Baltimore, Maryland and Manassas, Virginia for $12 million from ConocoPhillips Company. In connection with this acquisition, the Partnership entered into throughput agreements with ConocoPhillips and Sunoco R&M which provide for minimum throughputs at these terminals.

In connection with its acquisition of the Eagle Point refinery from El Paso Corporation, Sunoco also agreed to acquire El Paso’s 33.3 percent interest in the Harbor pipeline for $7.3 million. The Harbor pipeline is an 80-mile refined product pipeline extending from Woodbury, New Jersey to Linden, New Jersey. The Partnership currently owns a 33.3 percent interest in, and operates, this pipeline. The purchase by Sunoco is subject to a 60-day ROFR period in favor of the Partnership and a third party which began on April 12, 2004. On April 21, 2004, the Partnership notified El Paso Corporation of its intent to acquire their 33.3 percent ownership interest in the Harbor pipeline for $7.3 million. Should the third party also exercise its ROFR, the Partnership will be entitled to acquire one-half of El Paso’s 33.3 percent interest for $3.65 million.

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

The $250 million Credit Facility exposes the Partnership to interest rate risk since it bears interest at a variable rate (1.8 percent at March 31, 2004). A one percent change in interest rates changes annual interest expense by approximately $645,000 based upon outstanding borrowings under the Credit Facility of $64.5 million at March 31, 2004.

Forward-Looking Statements

Some of the information included in this quarterly report on Form 10-Q contains “forward-looking” statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and information relating to the Partnership that is based on the beliefs of its management as well as assumptions made by and information currently available to management.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	Changes in the demand both for crude oil we buy and sell, as well as for crude oil and refined petroleum products that we store and distribute;

•	Changes in demand for storage in the Partnership’s petroleum product terminals;

•	The loss of Sunoco R&M as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the throughput on petroleum pipelines owned and operated by third parties and connected to the Partnership’s petroleum product pipelines and terminals;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which the Partnership has an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Phase-outs or restrictions on the use of MTBE;

•	Improvements in energy efficiency and technology resulting in reduced demand;

•	The Partnership’s ability to manage rapid growth;

•	The Partnership’s ability to control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

•	Global and domestic economic repercussions from terrorist activities and international hostilities and the government’s response thereto;

•	The occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	Changes in the reliability and efficiency of the Partnership’s operating facilities or those of Sunoco R&M or third parties;

•	Changes in the expected level of environmental remediation spending;

•	Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	The Partnership’s ability to successfully consummate announced acquisitions or expansions and integrate them into existing business operations;

•	Risks related to labor relations;

•	Non-performance by major customers, suppliers or other business partners;

•	Price trends and overall demand for refined petroleum products, crude oil and natural gas liquids in the United States, economic activity, weather, alternative energy sources, conservation and technological advances which may affect price trends and demand for the Partnership’s business activities;

•	Changes in the Partnership’s tariff rates, implemented by federal and/or state government regulators;

•	The amount of the Partnership’s indebtedness, which could make the Partnership vulnerable to general adverse economic and industry conditions, limit the Partnership’s ability to borrow additional funds, place it at competitive disadvantages compared to competitors that have less debt or have other adverse consequences;

•	Restrictive covenants in the Partnership’s or Sunoco, Inc.’s credit agreements;

•	Changes in the Partnership’s or Sunoco, Inc.’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	The political and economic stability of the oil producing nations of the world; and

•	The costs and effects of legal and administrative claims and proceedings against the Partnership or its subsidiaries, and changes in the status of litigation to which the Partnership is a party.

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

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco, Inc. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at March 31, 2004.

Item 2. Changes in Securities and Uses of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1:	Common Unit Redemption Agreement, dated as of April 1, 2004, between Sunoco Logistics Partners L.P. and Sunoco Partners LLC

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange act Rule 13a-14(a)

32:	Chief Executive Officer and Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

(b)	Reports on Form 8-K

Current report on Form 8-K, dated January 22, 2004, furnished pursuant to Item 9 and Item 12 in connection with the announcement of earnings for the fourth quarter 2003.

Current report on Form 8-K, dated March 30, 2004, filed pursuant to Item 5 in connection with a press release announcing the execution of a purchase agreement to acquire certain logistics assets associated with Sunoco’s Eagle Point refinery and the declaration of an increased first quarter 2004 distribution to unitholders.

Current report on Form 8-K, dated March 30, 2004, filed pursuant to Item 5 in connection with a press release announcing the amendment of the limited partnership agreement.

Current report on Form 8-K, dated March 30, 2004, filed pursuant to Item 5 in connection with a press release announcing the public offering of common units.

Current report on Form 8-K, dated April 1, 2004, filed pursuant to Item 5 in connection with a press release announcing the execution of an underwriting agreement regarding the issuance and sale of common units.

Current report on Form 8-K, dated April 22, 2004, furnished pursuant to Item 9 and Item 12 in connection with announcement of earnings for first quarter 2004.

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

Date: May 6, 2004