Form 10-Q
period 2004-06-30
SUNOCO LOGISTICS PARTNERS LP
filed 2004-08-05
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-31219

SUNOCO LOGISTICS PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	No.)

Ten Penn Center
1801 Market Street
Philadelphia, PA (Address of principal executive offices)	19103-1699 (Zip-Code)

(215) 977-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    [X]   NO   [  ]

At July 31, 2004, the number of the registrant’s Common Units outstanding were 12,605,095, and its Subordinated Units outstanding were 11,383,639.

SUNOCO LOGISTICS PARTNERS L.P.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Three Months Ended
	June 30,
	2004	2003
Revenues
Sales and other operating revenue:
Affiliates	$415,328	$312,995
Unaffiliated customers	401,652	343,946
Other income	3,708	3,214

Total Revenues	820,688	660,155

Costs and Expenses
Cost of products sold and operating expenses	778,155	623,645
Depreciation and amortization	7,303	7,065
Selling, general and administrative expenses	12,637	12,627

Total Costs and Expenses	798,095	643,337

Operating Income	22,593	16,818
Net interest cost paid to affiliates	135	92
Other interest cost and debt expense, net	5,018	5,125
Capitalized interest	—	(261)

Net Income	$17,440	$11,862

Calculation of Limited Partners’ interest in Net Income:
Net Income	$17,440	$11,862
Less: General Partner’s interest in Net Income	(783)	(237)

Limited Partners’ interest in Net Income	$16,657	$11,625

Net Income per Limited Partner unit:
Basic	$0.70	$0.51

Diluted	$0.69	$0.51

Weighted average Limited Partners’ units outstanding:
Basic	23,908,496	22,771,793

Diluted	24,139,933	22,875,790

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Six Months Ended
	June 30,
	2004	2003
Revenues
Sales and other operating revenue:
Affiliates	$780,441	$667,067
Unaffiliated customers	781,446	705,893
Other income	6,877	6,839

Total Revenues	1,568,764	1,379,799

Costs and Expenses
Cost of products sold and operating expenses	1,488,847	1,302,672
Depreciation and amortization	14,212	13,594
Selling, general and administrative expenses	24,696	24,274

Total Costs and Expenses	1,527,755	1,340,540

Operating Income	41,009	39,259
Net interest cost paid to/(received from) affiliates	239	(167)
Other interest cost and debt expense, net	9,689	10,214
Capitalized interest	—	(493)

Net Income	$31,081	$29,705

Calculation of Limited Partners’ interest in Net Income:
Net Income	$31,081	$29,705
Less: General Partner’s interest in Net Income	(1,302)	(594)

Limited Partners’ interest in Net Income	$29,779	$29,111

Net Income per Limited Partner unit:
Basic	$1.28	$1.28

Diluted	$1.26	$1.27

Weighted average Limited Partners’ units outstanding:
Basic	23,340,145	22,771,793

Diluted	23,557,625	22,866,346

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2004 (UNAUDITED)	2003
Assets
Current Assets
Cash and cash equivalents	$50,404	$50,081
Advances to affiliates (Note 3)	25,548	7,288
Accounts receivable, affiliated companies (Note 3)	114,228	116,936
Accounts receivable, net	381,010	302,235
Inventories:
Crude oil	22,023	26,543
Materials, supplies and other	689	725

Total Current Assets	593,902	503,808

Properties, plants and equipment	1,057,152	1,005,745
Less accumulated depreciation and amortization	(435,024)	(422,581)

Properties, plants and equipment, net	622,128	583,164

Investment in affiliates (Note 6)	70,331	70,490
Deferred charges and other assets	25,577	23,544

Total Assets	$1,311,938	$1,181,006

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$506,085	$426,863
Accrued liabilities	28,135	27,824
Current portion of long-term debt (Note 7)	64,500	—
Accrued taxes other than income	10,875	11,312

Total Current Liabilities	609,595	465,999
Long-term debt (Note 7)	248,720	313,136
Other deferred credits and liabilities	904	1,000
Commitments and contingent liabilities (Note 8)

Total Liabilities	859,219	780,135

Partners’ Capital:
Limited partners’ interest	445,101	394,592
General partner’s interest	7,618	6,279

Total Partners’ Capital	452,719	400,871

Total Liabilities and Partners’ Capital	$1,311,938	$1,181,006

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities:
Net Income	$31,081	$29,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,212	13,594
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	2,708	9,100
Accounts receivable, net	(78,775)	(87,141)
Inventories	4,556	(665)
Accounts payable and accrued liabilities	79,533	74,369
Accrued taxes other than income	(437)	(2,023)
Other	(2,156)	2,382

Net cash provided by operating activities	50,722	39,321

Cash Flows from Investing Activities:
Capital expenditures	(11,828)	(14,970)
Acquisitions	(41,078)	—

Net cash used in investing activities	(52,906)	(14,970)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(27,172)	(22,656)
Net proceeds from issuance of Limited Partner units	128,849	—
Redemption of Limited Partner units from Sunoco	(83,087)	—
Contribution from General Partner	987	—
Advances to affiliates, net	(18,260)	2,275
Contributions from affiliate	1,190	792
Repayments of long-term debt	—	(203)

Net cash provided by/(used in) financing activities	2,507	(19,792)

Net change in cash and cash equivalents	323	4,559
Cash and cash equivalents at beginning of period	50,081	33,840

Cash and cash equivalents at end of period	$50,404	$38,399

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

     Sunoco Logistics Partners L.P. (the “Partnership”) is a Delaware limited partnership formed by Sunoco, Inc. (“Sunoco”) in October 2001 to acquire, own, and operate a substantial portion of Sunoco’s logistics business, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast, Midwest and South Central United States. On February 8, 2002, Sunoco contributed these assets to the Partnership in connection with the Partnership’s initial public offering (“IPO”).

     The consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned partnerships, including Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”). Equity ownership interests in corporate joint ventures, which are not consolidated, are accounted for under the equity method.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2004 are not necessarily indicative of results for the full year 2004. Certain previously reported amounts have been reclassified to conform to the 2004 presentation.

2.	Equity Offering

     On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of $128.8 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $83.1 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of the two refined product terminals from ConocoPhillips for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2.0 percent general partner interest. After the redemption of its units, Sunoco’s ownership interest in the Partnership decreased from 75.3 percent to 62.6 percent, including its 2 percent general partner interest.

3.	Related Party Transactions

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

     Selling, general and administrative expenses in the condensed consolidated statements of income include costs incurred by Sunoco for the provision of certain centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services. These services are provided to the Partnership under an omnibus agreement (“Omnibus Agreement”) with Sunoco for an annual administrative fee, which may be increased annually by the lesser of 2.5 percent or the consumer price index for the applicable year. The fee for the annual period ending December 31, 2004 is $8.4 million. These costs may also increase if the Partnership consummates an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco. This fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the premiums incurred. This fee also does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits. The Partnership is reimbursing Sunoco for these costs and other direct expenses incurred on its behalf.

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

     Accounts Receivable, Affiliated Companies

     Affiliated revenues in the condensed consolidated statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco, Inc. (R&M)(“Sunoco R&M”). Sales of crude oil are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms in the aggregate to be comparable to those that could be negotiated with an unrelated third party.

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

     Asset Acquisition

     On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20 million (see Note 9). In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under this agreement comparable to those charged in arm’s length, third-party transactions. Sunoco R&M has also agreed to minimum volumes on the truck rack acquired in this transaction upon completion of certain capital improvements expected to be completed during the fourth quarter of 2004.

     Redemption of Common Units and Capital Contributions

     In April 2004, the Partnership sold 3.4 million common units in a public offering (see Note 2). The proceeds of this offering were partially utilized to redeem approximately 2.2 million common units from Sunoco for $83.1 million. The redemption price per unit was equal to public offering price per unit after the underwriters’ commissions. As a result of this net issuance of 1.2 million common units, the general partner contributed $1.0 million to the Partnership to maintain its 2.0 percent ownership interest. The Partnership recorded this amount as a capital contribution within Partners’ Capital on the consolidated balance sheet at June 30, 2004.

     In connection with the equity offering, the Partnership and Sunoco entered into an agreement whereby Sunoco has agreed to reimburse the Partnership for transaction costs incurred by the Partnership based upon the percentage of Sunoco’s net redemption proceeds received from the total gross proceeds of the Partnership’s offering (approximately 64.2 percent). Reimbursement will occur during the third quarter of 2004 when the transaction costs are expected to be finalized. The reimbursement will be accounted for as an increase to Partners’ Capital in the condensed consolidated balance sheet.

     The Omnibus Agreement requires Sunoco R&M to, among other things, reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. These expenditures, which were recorded as maintenance capital and operating expenses, were as follows:

	Six Months Ended June 30,
	2004	2003
	(amounts in thousands)
Maintenance capital	$929	$470
Operating expenses	261	322

	$1,190	$792

     The reimbursement of these amounts were recorded by the Partnership as capital contributions within Partners’ Capital on the consolidated balance sheets at June 30, 2004 and 2003.

4.	Changes in Accounting Principles

     In January 2003, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”), was issued. Among other things, FASB Interpretation No. 46 defines a variable interest entity (“VIE”) as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FASB Interpretation No. 46 requires a VIE to be consolidated by an entity if that entity is the primary beneficiary. The primary beneficiary is the entity that is subject to a majority of the risk of loss from the VIE’s activities or, if no entity is subject to a majority of such risk, the entity that is entitled to receive a majority of the VIE’s residual returns. As the Partnership has no VIE’s, this change had no impact on the Partnership’s financial statements during the six months ended June 30, 2004.

5.	Net Income Per Unit Data

     The computation of basic net income per limited partner unit is calculated by dividing net income, after the deduction of the general partner’s interest in net income, by the weighted-average number of common and subordinated units outstanding during the period. The general partner’s interest in net income is calculated on a quarterly basis, based upon its percentage interest in the quarterly distribution declared. The general partner’s interest in quarterly distributions consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages of quarterly cash distributions it will receive in excess of $0.50 per limited partner unit (see Note 10). The general partner was allocated net income of $0.8 million (representing 4.5 percent) and $0.2 million (representing 2.0 percent) for the three months ended June 30, 2004 and 2003, respectively, and $1.3 million (representing 4.2 percent) and $0.6 million (representing 2.0 percent) for the six months ended June 30, 2004 and 2003, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

     The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average number of limited partner units outstanding – basic	23,908,496	22,771,793	23,340,145	22,771,793
Add effect of dilutive unit incentive awards	231,437	103,997	217,480	94,553

Weighted average number of limited partner units – diluted	24,139,933	22,875,790	23,557,625	22,866,346

6.	Investment in Affiliates

     The Partnership’s ownership percentages in corporate joint ventures as of June 30, 2004 and December 31, 2003 are as follows:

Equity
Ownership
Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%

     The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and six months ended June 30, 2004 and 2003 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income Statement Data:
Total revenues	$99,577	$80,343	$182,001	$153,067
Net income	$29,391	$22,134	$52,790	$44,270

     The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of June 30, 2004 and December 31, 2003 (in thousands of dollars):

	June 30,	December 31,
	2004	2003
Balance Sheet Data:
Current assets	$86,085	$90,291
Non-current assets	469,753	477,467
Current liabilities	55,038	87,199
Non-current liabilities	440,917	423,763
Net equity	59,883	56,796

     The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at June 30, 2004 include an excess investment amount of approximately $56.6 million, net of accumulated amortization of $1.0 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

7.	Long-Term Debt

     The components of long-term debt (including current portion) are as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003
Credit Facility	$64,500	$64,500
Senior Notes	250,000	250,000
Less unamortized bond discount	(1,280)	(1,364)

	313,220	313,136
Less current portion	(64,500)	—

	$248,720	$313,136

     The Credit Facility (the “Credit Facility”), which currently has an aggregate committed sum of $250 million and matures January 31, 2005, is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowings under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Bank of America prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at June 30, 2004 was 2.0 percent. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio (each as defined in the credit agreement) of 4.0 to 1 and an interest coverage ratio (as defined in the credit agreement) of at least 3.5 to 1. The Operating Partnership is in compliance with these covenants as of June 30, 2004. The Partnership’s ratio of total debt to EBITDA was 2.8 to 1 and the interest coverage ratio was 5.5 to 1 at June 30, 2004.

     The Senior Notes are at 7.25 percent, due February 15, 2012, and were issued by the Operating Partnership at a discount of 99.325 percent of the principal amount. The discount is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the condensed consolidated statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of June 30, 2004. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity.

     The Partnership and the operating partnerships of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

     The Partnership has no operations and its only assets are investments in its wholly-owned partnerships. The Operating Partnership also has no operations and its assets as of June 30, 2004 are limited primarily to investments in its wholly-owned operating partnerships, deferred charges, and cash and cash equivalents of $50.4 million. Except for amounts associated with the Senior Notes, the Credit Facility, cash and cash equivalents and advances to affiliate, the assets and liabilities in the condensed consolidated balance sheets and the revenues and costs and expenses in the condensed consolidated statements of income are primarily attributable to the operating partnerships.

8.	Commitments and Contingent Liabilities

     The Partnership participates in an agreement along with the other owners of Wolverine to guarantee certain outstanding debt instruments of Wolverine based upon ownership percentage. Based upon outstanding indebtedness of these instruments of approximately $4.6 million at June 30, 2004, the approximate amount of the Partnership’s guarantee is $1.5 million.

     The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets at June 30, 2004 and December 31, 2003 was $0.7 million and $0.5 million, respectively. These liabilities do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Management does not believe that any liabilities that may arise from these unasserted claims would be material in relation to the financial position of the Partnership at June 30, 2004.

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

     Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at June 30, 2004.

     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at June 30, 2004.

9.	Acquisitions

     On June 28, 2004, the Partnership purchased an additional 33.3 percent undivided interest in the Harbor pipeline from an affiliate of El Paso Corporation for $7.3 million. The Harbor pipeline is an approximately 80-mile, 180,000 bpd refined product, common carrier pipeline originating near Woodbury, New Jersey and terminating in Linden, New Jersey. As a result of this transaction, the Partnership increased its ownership to 66.7 percent and will continue to be the operator of the pipeline. The purchase price was funded through the proceeds of the April 7, 2004 sale of common units (see Note 2). The purchase price was allocated on a preliminary basis to property, plant and equipment and has been included within the Eastern Pipeline System business segment. The results of the acquisition are included in the consolidated financial statements from the date of acquisition.

     On April 28, 2004, the Partnership purchased two refined product terminals located in Baltimore, Maryland and Manassas, Virginia from ConocoPhillips for $12.0 million. The purchase price was funded through the proceeds of the April 7, 2004 sale of common units (see Note 2). The purchase price was allocated on a preliminary basis to property, plant and equipment and has been included within the Terminal Facilities business segment. The results of the acquisition are included in the consolidated financial statements from the date of acquisition.

     On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20 million. The Eagle Point logistics assets consist of crude and refined product ship and barge docks, a refined product truck rack, and a 4.5 mile, refined product pipeline from the Eagle Point refinery to the origin of the Harbor pipeline. In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M whereby they have agreed to minimum volumes on the truck rack upon completion of certain capital improvements expected to be completed during the fourth quarter of 2004. The purchase price was funded initially through cash on hand. A portion of the proceeds of the April 7, 2004 sale of common units was subsequently utilized to replenish cash used to fund this acquisition (see Note 2). The purchase price was allocated on a preliminary basis to property, plant and equipment. The ship and barge docks and the truck rack have been included within the Terminal Facilities business segment, while the pipeline has been included within the Eastern Pipeline System. The results of the acquisition are included in the consolidated financial statements from the date of acquisition.

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

10.	Cash Distributions

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

		General
Quarterly Cash Distribution per Unit	Unitholders	Partner
Up to minimum quarterly distribution ($0.45 per Unit)	98%	2%
Above $0.45 per Unit up to $0.50 per Unit	98%	2%
Above $0.50 per Unit up to $0.575 per Unit	85%	15%
Above $0.575 per Unit up to $0.70 per Unit	75%	25%
Above $0.70 per Unit	50%	50%

     There is no guarantee that the Partnership will pay the minimum quarterly distribution on the common units in any quarter, and the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the Credit Facility or the Senior Notes.

     Distributions paid quarterly by the Partnership for the period from January 1, 2003 through June 30, 2004 were as follows:

	Cash
	Distribution per	Total Cash	Total Cash
Date Cash	Limited Partner	Distribution to	Distribution to the
Distribution Paid	unit	Limited Partners	General Partner
		($ in millions)	($ in millions)
May 14, 2004	$0.57	$13.7	$0.5
February 13, 2004	$0.55	$12.5	$0.4
November 14, 2003	$0.5125	$11.7	$0.3
August 14, 2003	$0.50	$11.4	$0.2
May 15, 2003	$0.4875	$11.1	$0.2
February 14, 2003	$0.4875	$11.1	$0.2

     On July 20, 2004, the Partnership declared a cash distribution of $0.5875 per unit on its outstanding common and subordinated units, representing the distribution for the quarter ended June 30, 2004. The $14.8 million distribution, including $0.7 million to the general partner, will be paid on August 13, 2004 to unitholders of record at the close of business on August 4, 2004.

11.	Business Segment Information

     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three and six months ended June 30, 2004 and 2003, respectively (in thousands of dollars):

	Three Months Ended
	June 30,
	2004	2003
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$18,107	$17,803
Unaffiliated customers	6,185	4,856
Other income	3,556	2,626

Total Revenues	27,848	25,285

Operating expenses	11,424	9,447
Depreciation and amortization	2,698	2,801
Selling, general and administrative expenses	4,820	4,725

Total Costs and Expenses	18,942	16,973

Operating Income	$8,906	$8,312

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$18,051	$15,068
Unaffiliated customers	8,693	7,586
Other Income	—	8

Total Revenues	26,744	22,662

Operating expenses	10,488	9,525
Depreciation and amortization	3,220	2,840
Selling, general and administrative expenses	3,472	3,502

Total Costs and Expenses	17,180	15,867

Operating Income	$9,564	$6,795

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$379,170	$280,124
Unaffiliated customers	386,774	331,504
Other income	152	580

Total Revenues	766,096	612,208

Cost of products sold and operating expenses	756,243	604,673
Depreciation and amortization	1,385	1,424
Selling, general and administrative expenses	4,345	4,400

Total Costs and Expenses	761,973	610,497

Operating Income	$4,123	$1,711

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$8,906	$8,312
Terminal Facilities	9,564	6,795
Western Pipeline System	4,123	1,711

Total segment operating income	22,593	16,818
Net interest expense	5,153	4,956

Net Income	$17,440	$11,862

	Six Months Ended
	June 30,
	2004	2003
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$34,932	$35,314
Unaffiliated customers	12,084	10,851
Other income	6,036	5,287

Total Revenues	53,052	51,452

Operating expenses	21,388	18,888
Depreciation and amortization	5,398	5,269
Selling, general and administrative expenses	9,389	9,290

Total Costs and Expenses	36,175	33,447

Operating Income	$16,877	$18,005

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$33,943	$29,557
Unaffiliated customers	16,171	15,191
Other Income	—	15

Total Revenues	50,114	44,763

Operating expenses	20,094	18,430
Depreciation and amortization	6,043	5,577
Selling, general and administrative expenses	6,601	6,561

Total Costs and Expenses	32,738	30,568

Operating Income	$17,376	$14,195

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$711,566	$602,196
Unaffiliated customers	753,191	679,851
Other income	841	1,537

Total Revenues	1,465,598	1,283,584

Cost of products sold and operating expenses	1,447,365	1,265,354
Depreciation and amortization	2,771	2,748
Selling, general and administrative expenses	8,706	8,423

Total Costs and Expenses	1,458,842	1,276,525

Operating Income	$6,756	$7,059

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$16,877	$18,005
Terminal Facilities	17,376	14,195
Western Pipeline System	6,756	7,059

Total segment operating income	41,009	39,259
Net interest expense	9,928	9,554

Net Income	$31,081	$29,705

         The following table provides the identifiable assets for each segment as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30,	December 31,
	2004	2003
Eastern Pipeline System	$329,194	$324,037
Terminal Facilities	253,633	218,048
Western Pipeline System	647,350	575,906
Corporate and other	81,761	63,015

Total identifiable assets	$1,311,938	$1,181,006

         Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended June 30, 2004 and 2003

Sunoco Logistics Partners L.P.
Operating Highlights
Three Months Ended June 30, 2004 and 2003

	Three Months Ended
	June 30,
	2004	2003
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	59,047,378	52,508,100
Revenue per barrel mile (cents)	0.452	0.474
Terminal Facilities:
Terminal throughput (bpd):
Nederland terminal	490,637	452,769
Other terminals(3)	1,033,483	780,066
Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	301,399	304,876
Crude oil purchases at wellhead (bpd)	187,445	196,997
Gross margin per barrel of pipeline throughput (cents)(4)	30.3	19.9

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s refined product terminals, the Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point logistics assets.

(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

         Net income was $17.4 million for the second quarter 2004 as compared with $11.9 million for the second quarter 2003, an increase of $5.5 million. This increase was primarily the result of a $5.8 million increase in operating income to $22.6 million for the second quarter 2004 from $16.8 million for the prior year quarter due principally to the operating results from recent acquisitions, higher Eastern Pipeline System revenues, an increase in Western Pipeline System lease acquisition margins, and an increase in revenues at the Nederland Terminal, partially offset by higher Eastern Pipeline System operating and maintenance expenses.

         The second quarter of 2004 includes the operating results of three recent acquisitions: (a) the Eagle Point logistics assets, which were purchased for $20.0 million from Sunoco on March 30, 2004; (b) two refined product terminals located in Baltimore, Maryland and Manassas, Virginia, which were purchased from ConocoPhillips for $12.0 million on April 28, 2004; and (c) an additional 33.3 percent undivided interest in the Harbor pipeline, which was acquired from an affiliate of El Paso Corporation for $7.3 million on June 28, 2004. The Harbor pipeline is an approximately 80-mile, 180,000 bpd refined product, common carrier pipeline originating near Woodbury, New Jersey and terminating in Linden, New Jersey. As a result of this transaction, the Partnership increased its ownership to 66.7 percent and will continue to be the operator of the pipeline.

         Sales and other operating revenue totaled $817.0 million for the second quarter 2004 as compared with $656.9 million for the second quarter 2003, an increase of $160.1 million. This increase was largely attributable to an increase in crude oil prices, partially offset by a decline in lease acquisition and bulk volumes. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $38.34 per barrel for the second quarter 2004 from $28.90 per barrel for the second quarter 2003. Other income increased $0.5 million from the second quarter 2003 to $3.7 million for the second quarter 2004 due principally to an increase in equity income from Explorer Pipeline due to a capacity expansion completed in September 2003, partially offset by lower equity income from West Texas Gulf Pipe Line due to a decline in demand for domestic crude oil on this pipeline from the prior year’s quarter and the temporary shutdown of a significant connecting pipeline due to planned, four-week refinery turnarounds during the second quarter.

         Total cost of products sold and operating expenses increased $154.6 million to $778.2 million for the second quarter 2004 from $623.6 million for the second quarter 2003 due primarily to an increase in crude oil prices, partially offset by a decline in lease acquisition and bulk volumes described earlier. Depreciation and amortization increased $0.2 million to $7.3 million for the second quarter 2004 from $7.1 million for the prior year quarter due mainly to depreciation related to the acquired assets.

         Net interest expense increased $0.2 million from the prior year quarter to $5.2 million for the second quarter 2004 due principally to a decline in capitalized interest, partially offset by the fourth quarter 2003 repayment of debt. The capitalized interest recorded during the second quarter 2003 was in connection with the construction of two new tanks at the Nederland Terminal.

Analysis of Segment Operating Income

Eastern Pipeline System

         Operating income for the Eastern Pipeline System was $8.9 million for the second quarter 2004 compared with $8.3 million for the prior year quarter. This $0.6 million increase was mainly the result of a $1.6 million increase in sales and other operating revenue and a $0.9 million increase in other income, partially offset by a $2.0 million increase in operating expenses. Sales and other operating revenue increased to $24.3 million for the second quarter 2004 compared with the second quarter 2003 due primarily to an increase in total shipments, partially offset by lower revenue per barrel mile. The increase in shipments was principally the result of higher crude oil throughput on the Marysville to Toledo pipeline due to higher demand and a capacity expansion during the current quarter and higher refined product throughput on the Harbor pipeline. The increase in volume on the Harbor pipeline was due mainly to Sunoco, Inc.’s January 2004 purchase of the Eagle Point, New Jersey refinery. Other income increased $0.9 million to $3.6 million for the second quarter 2004 due primarily to an increase in equity income from the corporate joint venture interests, due mainly to a capacity expansion for the Explorer Pipeline in September 2003. Total costs and expenses increased $2.0 million to $18.9 million for the second quarter 2004 due principally to higher pipeline operating and maintenance costs.

Terminal Facilities

         The Terminal Facilities business segment had operating income of $9.6 million for the second quarter 2004 compared with $6.8 million for the prior year quarter. This $2.8 million increase was due to a $4.1 million increase in total revenues, partially offset by a $1.3 million increase in total costs and expenses. The increase in total revenues to $26.7 million for the second quarter 2004 from $22.6 million for the second quarter 2003 was largely due to the operating results from the acquisition of the Eagle Point logistics assets from Sunoco R&M on March 30, 2004 and the purchase of two refined product terminals from ConocoPhillips located in Baltimore, Maryland and Manassas, Virginia on April 28, 2004. The Nederland Terminal’s volumes and revenues also increased from the prior year quarter due to the construction of two new tanks in the prior year and higher utilization of existing tankage due to improved market conditions for crude oil imports.

         The increase in total costs and expenses to $17.2 million for the second quarter 2004 from $15.9 million for the prior year quarter was primarily due to a $1.0 million increase in operating expenses and a $0.4 million increase in depreciation and amortization. Both increases were principally due to the acquired assets mentioned previously.

Western Pipeline System

         Operating income for the Western Pipeline System was $4.1 million for the second quarter 2004, an increase of $2.4 million from the prior year quarter. This increase was the result of a $2.8 million increase in gross margin, partially offset by a $0.4 million decrease in other income. Sales and other operating revenue and cost of products sold and operating expenses increased in the second quarter 2004 compared with the prior year quarter due mainly to an increase in crude oil prices, partially offset by a decline in lease acquisition and bulk volumes mentioned previously. The increase in gross margin was primarily attributable to higher lease acquisition margins and lower pipeline integrity management expenses. Other income decreased $0.4 million from the prior year quarter to $0.2 million for the second quarter 2004 due to lower equity income from the West Texas Gulf Pipe Line. The decline in West Texas Gulf Pipe Line’s operating results was due mainly to a decline in demand for domestic crude oil on this pipeline from the prior year’s quarter and the temporary shutdown of a significant connecting pipeline due to planned, four-week refinery turnarounds during the second quarter.

Results of Operations – Six Months Ended June 30, 2004 and 2003

Sunoco Logistics Partners L.P.
Operating Highlights
Six Months Ended June 30, 2004 and 2003

	Six Months Ended
	June 30,
	2004	2003
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	56,977,850	53,596,270
Revenue per barrel mile (cents)	0.453	0.476
Terminal Facilities:
Terminal throughput (bpd):
Nederland terminal	490,473	422,862
Other terminals(3)	902,896	772,768
Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	299,958	307,733
Crude oil purchases at wellhead (bpd)	188,065	198,338
Gross margin per barrel of pipeline throughput (cents)(4)	26.8	25.0

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s refined product terminals, the Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point logistics assets.

(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

         Net income was $31.1 million for the six months ended June 30, 2004 as compared with $29.7 million for the first six months of 2003, an increase of $1.4 million. This increase was primarily the result of a $1.8 million increase in operating income to $41.0 million for the first half of 2004 from $39.2 million for the prior year comparable period due principally to the operating results from recent acquisitions, higher Eastern Pipeline System revenues, and an increase in revenues at the Nederland Terminal, partially offset by lower Western Pipeline System lease acquisition margins and higher Eastern Pipeline System operating and maintenance expenses.

         Sales and other operating revenue totaled $1,561.9 million for the six months ended June 30, 2004 as compared with $1,373.0 million for the corresponding prior year period, an increase of $188.9 million. This increase was largely attributable to an increase in crude oil prices, partially offset by a decline in lease acquisition and bulk volumes. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to an average price of $36.75 per barrel for the first half of 2004 from $31.34 per barrel for the first half of 2003. Other income increased slightly to $6.9 million for the first six months of 2004 due principally to an increase in equity income from Explorer Pipeline due to a capacity expansion completed in September 2003, partially offset by lower equity income from West Texas Gulf Pipe Line due to a decline in demand for domestic crude oil on this pipeline from the prior year’s quarter and the temporary shutdown of a significant connecting pipeline due to planned, four-week refinery turnarounds during the current quarter.

         Total cost of products sold and operating expenses increased $186.2 million to $1,488.8 million for the six months ended June 30, 2004 from $1,302.6 million for the corresponding prior year period due primarily to an increase in crude oil prices, partially offset by a decline in lease acquisition and bulk volumes described earlier. Depreciation and amortization increased $0.6 million to $14.2 million for the first half of 2004 from $13.6 million for the first half of 2003 due mainly to depreciation related to the acquired assets.

         Net interest expense increased $0.4 million from the corresponding prior year period to $9.9 million for the six months ended June 30, 2004 due principally to a decline in capitalized interest, partially offset by the fourth quarter 2003 repayment of debt. The capitalized interest recorded during the first half of 2003 was in connection with the construction of two new tanks at the Nederland Terminal.

Analysis of Segment Operating Income

Eastern Pipeline System

         Operating income for the Eastern Pipeline System decreased $1.1 million to $16.9 million for the six months ended June 30, 2004 compared with $18.0 million for the corresponding prior year period. This decrease was mainly the result of a $2.5 million increase in operating expenses, partially offset by a $0.9 million increase in sales and other operating revenue and a $0.7 million increase in other income. Sales and other operating revenue increased to $47.0 million for the first half of 2004 compared with the first half of 2003 due primarily to an increase in total shipments, partially offset by lower revenue per barrel mile. The increase in shipments was principally the result of higher crude oil throughput on the Marysville to Toledo pipeline due to higher demand and a capacity expansion during the current quarter and higher refined product throughput on the Harbor pipeline, partially offset by a decline in volumes as a result of a planned, four-week turnaround at Sunoco’s Toledo, Ohio refinery in March 2004. Other income increased $0.7 million to $6.0 million for the first six months of 2004 due primarily to an increase in equity income from the corporate joint venture interests, due mainly to a capacity expansion for the Explorer Pipeline in September 2003 and the purchase of an additional 3.1 percent ownership interest in the West Shore Pipe Line in September 2003. Total costs and expenses increased $2.7 million to $36.2 million for the first half of 2004 due principally to higher pipeline operating and maintenance costs.

Terminal Facilities

         The Terminal Facilities business segment had operating income of $17.4 million for the six months ended June 30, 2004 compared with $14.2 million for the comparable prior year period. This $3.2 million increase was due to a $5.4 million increase in total revenues, partially offset by a $2.2 million increase in total costs and expenses. The increase in total revenues to $50.1 million for the first half of 2004 from $44.7 million for the first half of 2003 was largely due to the operating results from the acquisition of the Eagle Point logistics assets and the refined product terminals from ConocoPhillips. The Nederland Terminal’s volumes and revenues also increased from the prior year period due to the construction of two new tanks in the prior year and higher utilization of existing tankage due to improved market conditions for crude oil imports.

         The increase in total costs and expenses to $32.7 million for the first six months of 2004 from $30.5 million for the first six months of 2003 was due to a $1.7 million increase in operating expenses and a $0.5 million increase in depreciation and amortization. Both increases were principally due to the acquired assets mentioned previously. Operating expenses also increased from the prior year period due to non-routine dredging activity on the Delaware River at the Fort Mifflin Terminal docks in the first quarter 2004.

Western Pipeline System

         Operating income for the Western Pipeline System was $6.8 million for the six months ended June 30, 2004, a decrease of $0.3 million from the comparable prior year period. This decrease was the result of a $0.7 million decrease in other income and a $0.3 million increase in selling, general and administrative expenses, partially offset by a $0.7 million increase in gross margin. Sales and other operating revenue and cost of products sold and operating expenses increased in the first six months of 2004 compared with the first six months of 2003 due mainly to an increase in crude oil prices, partially offset by a decline in lease acquisition and bulk volumes mentioned previously. The increase in gross margin was primarily attributable to lower pipeline integrity management expenses, partially offset by lower lease acquisition margins. Other income decreased from the prior year period to $0.8 million for the first half of 2004 due to lower equity income from the West Texas Gulf Pipe Line. The decline in West Texas Gulf Pipe Line’s operating results was due mainly to a decline in demand for domestic crude oil on this pipeline from the prior year’s quarter and the temporary shutdown of a significant connecting pipeline due to planned, four-week refinery turnarounds during the current quarter. Selling, general and administrative expenses increased from the prior year period to $8.7 million for the first six months of 2004 due to higher allocated administrative costs.

Liquidity and Capital Resources

General

         Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At June 30, 2004, the Partnership had a working capital deficit of $15.7 million and available borrowing capacity under the Credit Facility of $185.5 million. The decrease in working capital from $37.8 million at December 31, 2003 was primarily the result of the classification of the $64.5 million of outstanding borrowings under the Credit Facility as a current liability due to its maturity date of January 31, 2005. The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had a working capital surplus of $28.8 million at June 30, 2004.

         On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed $500 million universal shelf registration statement, of which approximately $365 remains available. The sale of the units resulted in net proceeds of $128.8 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $83.1 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of the two refined product terminals from ConocoPhillips for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2.0 percent general partner interest. After the redemption of its units, Sunoco’s ownership interest in the Partnership decreased from 75.3 percent to 62.6 percent, including its 2 percent general partner interest.

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

Cash Flows and Capital Expenditures

         Net cash provided by operating activities for the six months ended June 30, 2004 was $50.7 million compared with $39.3 million for the first half of 2003. Net cash provided by operating activities for the first six months of 2004 was primarily generated by net income of $31.1 million, depreciation and amortization of $14.2 million, and a decrease in working capital of $7.6 million, partially offset by a $2.2 million increase in deferred charges and other assets, net of deferred credits and other liabilities. Net cash provided by operating activities for the first half of 2003 was principally generated by net income of $29.7 million, depreciation and amortization of $13.6 million, and a $2.4 million decrease in deferred charges and other assets, net of deferred credits and other liabilities, partially offset by an increase in working capital of $6.4 million.

         Net cash used in investing activities for the six months ended June 30, 2004 was $52.9 million compared with $15.0 million for the prior year comparable period. The increase between periods is due to the completion of three acquisitions for an aggregate purchase price of $41.1 million, including transaction costs, partially offset by a $3.2 million decrease in capital expenditures. See further discussion of capital expenditures under “Capital Requirements”.

         Net cash provided by financing activities for the six months ended June 30, 2004 was $2.5 million compared with $19.8 million used in financing activities for the first half of 2003. Net cash provided by financing activities for the first six months of 2004 was principally the result of $128.8 million of net proceeds from the sale of 3.4 million units in April 2004, a $1.2 million capital contribution from an affiliate, and a $1.0 million net contribution from the general partner to maintain its 2.0 percent ownership interest after the sale of common units, partially offset by the $83.1 million redemption of approximately 2.2 million common units from Sunoco, $27.2 million of cash distributions paid to the limited partners and general partner, and $18.2 million of net advances to affiliate. Net cash used by financing activities for the first half of 2003 was mainly the result of $22.7 million of cash distributions paid to the limited partners and general partner, partially offset by net collections of $2.3 million of advances to affiliate and a $0.8 million capital contribution from an affiliate.

         Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at June 30, 2004 and December 31, 2003 represent amounts due from Sunoco under this agreement.

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

         The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Six Months Ended
	June 30,
	2004	2003
Maintenance	$8,868	$10,129
Expansion	44,038	4,841

	$52,906	$14,970

         Maintenance capital expenditures for the six months ended June 30, 2004 were $8.9 million, a decrease of $1.2 million from the prior year comparable period. The decrease in maintenance capital spending between periods is mainly the result of declines in spending at the Eastern and Western Pipeline Systems due to the timing of scheduled maintenance activity. The remaining capital expenditures for both periods presented includes recurring expenditures at each of the business segments such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, and the upgrade of pump stations. In addition to these recurring projects, maintenance capital for the six months ended June 30, 2004 and 2003 includes $0.9 million and $0.5 million, respectively, of expenditures at the Darby Creek Tank Farm and the Marcus Hook Tank Farm for which the Partnership received reimbursement from Sunoco R&M under the terms of the Omnibus Agreement. Management anticipates maintenance capital expenditures to be approximately $25.5 million for the year ending December 31, 2004.

         Expansion capital expenditures increased by $39.2 million to $44.0 million for the first six months of 2004 compared with the prior year comparable period. Expansion capital spending for the first half of 2004 was principally for three acquisitions: the Eagle Point logistics assets, which were purchased for $20.0 million from Sunoco R&M on March 30, 2004; two refined product terminals located in Baltimore, Maryland and Manassas, Virginia, which were purchased from ConocoPhillips for $12 million on April 28, 2004; and an additional 33.3 percent undivided interest in the Harbor pipeline, which was acquired June 28, 2004 from an affiliate of El Paso corporation for $7.3 million. As a result of the purchase of the additional interest in the Harbor pipeline, the Partnership increased its ownership to 66.7 percent and will continue to be the operator of this pipeline. Expansion capital spending for the first half of 2003 was primarily for the construction of two new tanks and a pump station at the Nederland Terminal.

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

     The $250 million Credit Facility exposes the Partnership to interest rate risk since it bears interest at a variable rate (2.0 percent at June

30, 2004). A one percent change in interest rates changes annual interest expense by approximately $645,000 based upon outstanding borrowings under the Credit Facility of $64.5 million at June 30, 2004.

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

Item 4. Controls and Procedures

         (a) As of the end of the fiscal quarter covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the management of Sunoco Partners LLC, the Partnership’s general partner (including the President and Chief Executive Officer of Sunoco Partners LLC and the Vice President and Chief Financial Officer of Sunoco Partners LLC), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer of Sunoco Partners LLC and the Vice President and Chief Financial Officer of Sunoco Partners LLC concluded that the Partnership’s disclosure controls and procedures are effective.

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

     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco, Inc. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at June 30, 2004.

Item 2. Changes in Securities and Uses of Proceeds

     On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed $500 million universal shelf registration statement, of which approximately $365 remains available. The sale of the units resulted in net proceeds of $128.8 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (1) redeem approximately 2.2 million common units from Sunoco for $83.1 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of the two refined product terminals from ConocoPhillips for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2.0 percent general partner interest. After the redemption of its units, Sunoco’s ownership interest in the Partnership decreased from 75.3 percent to 62.6 percent, including its 2.0 percent general partner interest.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1:	Second Amended and Restated Agreement of the Limited Partnership of Sunoco Logistics Partners L.P., dated as of July 20, 2004

10.1:	Common Unit Redemption Agreement, dated as of April 1, 2004, between Sunoco Logistics Partners L.P. and Sunoco Partners LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q, file No. 1-31219, filed May 6, 2004)

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange act Rule 13a-14(a)

32 :	Chief Executive Officer and Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

(b)	Reports on Form 8-K

Current report on Form 8-K, dated April 5, 2004, filed pursuant to Item 5 in connection with the entering of an underwriting agreement with respect to the issue and sale of limited partner units in a public offering.

Current report on Form 8-K, dated April 22, 2004, furnished pursuant to Item 9 and Item 12 in connection with the announcement of earnings for the first quarter 2004.

Current report on Form 8-K, dated July 21, 2004, furnished pursuant to Item 9 and Item 12 in connection with announcement of earnings for second quarter 2004.

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

Sunoco Logistics Partners L.P.
By:	/s/ Colin A. Oerton

Colin A. Oerton Vice President & Chief Financial Officer
Date:	August 5, 2004