Form 10-Q
period 2004-09-30
SUNOCO LOGISTICS PARTNERS LP
filed 2004-11-05
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-31219

SUNOCO LOGISTICS PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of	(IRS Employer Identification No.)
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

YES [X]  NO [  ]

At October 29, 2004, the number of the registrant’s Common Units outstanding were 12,605,095, and its Subordinated Units outstanding were 11,383,639.

SUNOCO LOGISTICS PARTNERS L.P.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Three Months Ended
	September 30,
	2004	2003
Revenues
Sales and other operating revenue:
Affiliates	$458,592	$352,981
Unaffiliated customers	399,011	300,179
Other income	4,172	4,780

Total Revenues	861,775	657,940

Costs and Expenses
Cost of products sold and operating expenses	824,325	617,221
Depreciation and amortization	7,886	6,918
Selling, general and administrative expenses	11,597	11,665

Total Costs and Expenses	843,808	635,804

Operating Income	17,967	22,136
Net interest cost paid to affiliates	142	89
Other interest cost and debt expense, net	5,060	5,179

Net Income	$12,765	$16,868

Calculation of Limited Partners’ interest in Net Income:
Net Income	$12,765	$16,868
Less: General Partner’s interest in Net Income	(707)	(399)

Limited Partners’ interest in Net Income	$12,058	$16,469

Net Income per Limited Partner unit:
Basic	$0.50	$0.72

Diluted	$0.50	$0.72

Weighted average Limited Partners’ units outstanding:
Basic	23,988,734	22,771,793

Diluted	24,238,763	22,908,454

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Nine Months Ended
	September 30,
	2004	2003
Revenues
Sales and other operating revenue:
Affiliates	$1,239,033	$1,020,048
Unaffiliated customers	1,180,457	1,006,072
Other income	11,049	11,619

Total Revenues	2,430,539	2,037,739

Costs and Expenses
Cost of products sold and operating expenses	2,313,172	1,919,893
Depreciation and amortization	22,098	20,512
Selling, general and administrative expenses	36,293	35,939

Total Costs and Expenses	2,371,563	1,976,344

Operating Income	58,976	61,395
Net interest cost paid to/(received from)affiliates	381	(78)
Other interest cost and debt expense, net	14,749	15,393
Capitalized interest	—	(493)

Net Income	$43,846	$46,573

Calculation of Limited Partners’ interest in Net Income:
Net Income	$43,846	$46,573
Less: General Partner’s interest in Net Income	(2,009)	(993)

Limited Partners’ interest in Net Income	$41,837	$45,580

Net Income per Limited Partner unit:
Basic	$1.78	$2.00

Diluted	$1.76	$1.99

Weighted average Limited Partners’ units outstanding:
Basic	23,557,919	22,771,793

Diluted	23,786,248	22,880,382

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2004	2003
Assets	(UNAUDITED)
Current Assets
Cash and cash equivalents	$59,785	$50,081
Advances to affiliates (Note 3)	4,478	7,288
Accounts receivable, affiliated companies (Note 3)	141,138	116,936
Accounts receivable, net	408,762	302,235
Inventories:
Crude oil	29,809	26,543
Materials, supplies and other	684	725

Total Current Assets	644,656	503,808

Properties, plants and equipment	1,068,637	1,005,745
Less accumulated depreciation and amortization	(441,843)	(422,581)

Properties, plants and equipment, net	626,794	583,164

Investment in affiliates (Note 6)	72,907	70,490
Deferred charges and other assets	23,241	23,544

Total Assets	$1,367,598	$1,181,006

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$557,108	$426,863
Accrued liabilities	30,365	27,824
Current portion of long-term debt (Note 7)	64,500	—
Accrued taxes other than income	13,524	11,312

Total Current Liabilities	665,497	465,999
Long-term debt (Note 7)	248,763	313,136
Other deferred credits and liabilities	874	1,000
Commitments and contingent liabilities (Note 8)

Total Liabilities	915,134	780,135

Partners’ Capital:
Limited partners’ interest	444,765	394,592
General partner’s interest	7,699	6,279

Total Partners’ Capital	452,464	400,871

Total Liabilities and Partners’ Capital	$1,367,598	$1,181,006

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net Income	$43,846	$46,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,098	20,512
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(24,202)	11,066
Accounts receivable, net	(106,527)	(22,574)
Inventories	(3,225)	(522)
Accounts payable and accrued liabilities	132,786	11,981
Accrued taxes other than income	2,212	(1,909)
Other	(2,474)	233

Net cash provided by operating activities	64,514	65,360

Cash Flows from Investing Activities:
Capital expenditures	(24,289)	(22,415)
Acquisitions	(41,078)	(3,699)

Net cash used in investing activities	(65,367)	(26,114)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(41,928)	(34,274)
Net proceeds from issuance of Limited Partner units	128,739	—
Redemption of Limited Partner units from Sunoco	(83,087)	—
Contribution from General Partner	987	—
Advances to affiliates, net	2,810	9,625
Contributions from affiliate	3,036	1,510
Repayments of long-term debt	—	(302)

Net cash provided by/(used in) financing activities	10,557	(23,441)

Net change in cash and cash equivalents	9,704	15,805
Cash and cash equivalents at beginning of period	50,081	33,840

Cash and cash equivalents at end of period	$59,785	$49,645

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

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of results for the full year 2004. Certain previously reported amounts have been reclassified to conform to the 2004 presentation.

2. Equity Offering

     On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of $128.7 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $83.1 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of the two refined product terminals from ConocoPhillips for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2.0 percent general partner interest. After the redemption of its units, Sunoco’s ownership interest in the Partnership decreased from 75.3 percent to 62.6 percent, including its 2.0 percent general partner interest.

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

     Redemption of Common Units and Capital Contributions

     In April 2004, the Partnership sold 3.4 million common units in a public offering (see Note 2). The proceeds of this offering were partially utilized to redeem approximately 2.2 million common units from Sunoco for $83.1 million. The redemption price per unit was equal to the public offering price per unit after the underwriters’ commissions. As a result of this net issuance of 1.2 million common units, the general partner contributed $1.0 million to the Partnership to maintain its 2.0 percent ownership interest. The Partnership recorded this amount as a capital contribution within Partners’ Capital on the consolidated balance sheet at September 30, 2004.

     In connection with the equity offering, the Partnership and Sunoco entered into an agreement whereby Sunoco has agreed to reimburse the Partnership for transaction costs incurred by the Partnership based upon the percentage of Sunoco’s net redemption proceeds received from the total gross proceeds of the Partnership’s offering (approximately 64.2 percent). Reimbursement will occur during the fourth quarter of 2004 when the transaction costs are expected to be finalized. The reimbursement will be accounted for as an increase to Partners’ Capital in the condensed consolidated balance sheet.

     The Omnibus Agreement requires Sunoco R&M to, among other things, reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. These expenditures, which were recorded as maintenance capital and operating expenses, were as follows:

	Nine Months Ended September 30,
	2004	2003
	(amounts in thousands)
Maintenance capital	$2,503	$1,043
Operating expenses	533	467

	$3,036	$1,510

     The reimbursement of these amounts were recorded by the Partnership as capital contributions within Partners’ Capital on the consolidated balance sheets at September 30, 2004 and 2003.

4. Changes in Accounting Principles

     In January 2003, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”), was issued. Among other things, FASB Interpretation No. 46 defines a variable interest entity (“VIE”) as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FASB Interpretation No. 46 requires a VIE to be consolidated by an entity if that entity is the primary beneficiary. The primary beneficiary is the entity that is subject to a majority of the risk of loss from the VIE’s activities or, if no entity is subject to a majority of such risk, the entity that is entitled to receive a majority of the VIE’s residual returns. As the Partnership has no VIE’s, this change had no impact on the Partnership’s financial statements during the nine months ended September 30, 2004.

5. Net Income Per Unit Data

     The computation of basic net income per limited partner unit is calculated by dividing net income, after the deduction of the general partner’s interest in net income, by the weighted-average number of common and subordinated units outstanding during the period. The general partner’s interest in net income is calculated on a quarterly basis, based upon its percentage interest in the quarterly distribution declared. The general partner’s interest in quarterly distributions consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages of quarterly cash distributions it will receive in excess of $0.50 per limited partner unit (see Note 10). The general partner was allocated net income of $0.7 million (representing 5.5 percent) and $0.4 million (representing 2.4 percent) for the three months ended September 30, 2004 and 2003, respectively, and $2.0 million (representing 4.6 percent) and $1.0 million (representing 2.1 percent) for the nine months ended September 30, 2004 and 2003, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

     The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average number of limited partner units outstanding — basic	23,988,734	22,771,793	23,557,919	22,771,793
Add effect of dilutive unit incentive awards	250,029	136,661	228,329	108,589

Weighted average number of limited partner units – diluted	24,238,763	22,908,454	23,786,248	22,880,382

6. Investment in Affiliates

     The Partnership’s ownership percentages in corporate joint ventures as of September 30, 2004 and December 31, 2003 are as follows:

Equity
Ownership
Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%

     The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and nine months ended September 30, 2004 and 2003 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income Statement Data:
Total revenues	$102,140	$95,780	$284,141	$248,847
Net income	$29,502	$29,474	$82,292	$73,744

     The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of September 30, 2004 and December 31, 2003 (in thousands of dollars):

	September 30,	December 31,
	2004	2003
Balance Sheet Data:
Current assets	$94,008	$90,291
Non-current assets	469,746	477,467
Current liabilities	58,459	87,199
Non-current liabilities	444,111	423,763
Net equity	61,184	56,796

     The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at September 30, 2004 include an excess investment amount of approximately $56.4 million, net of accumulated amortization of $1.2 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

7. Long-Term Debt

     The components of long-term debt (including current portion) are as follows (in thousands of dollars):

	September 30,	December 31,
	2004	2003
Credit Facility	$64,500	$64,500
Senior Notes	250,000	250,000
Less unamortized bond discount	(1,237)	(1,364)

	313,263	313,136
Less current portion	(64,500)	—

	$248,763	$313,136

     The Credit Facility (the “Credit Facility”), which currently has an aggregate committed sum of $250 million and matures January 31, 2005, is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowings under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Bank of America prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at September 30, 2004 was 2.4 percent. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio (each as defined in the credit agreement) of 4.0 to 1 and an interest coverage ratio (as defined in the credit agreement) of at least 3.5 to 1. The Operating Partnership is in compliance with these covenants as of September 30, 2004. The Partnership’s ratio of total debt to EBITDA was 2.9 to 1 and the interest coverage ratio was 5.2 to 1 at September 30, 2004.

     The Credit Facility matures on January 31, 2005. It is management’s intent to renew the Credit Facility during the fourth quarter of 2004.

     The Senior Notes are at 7.25 percent, due February 15, 2012, and were issued by the Operating Partnership at a discount of 99.325 percent of the principal amount. The discount is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the condensed consolidated statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of September 30, 2004. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity.

     The Partnership and the operating partnerships of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

     The Partnership has no operations and its only assets are investments in its wholly-owned partnerships. The Operating Partnership also has no operations and its assets as of September 30, 2004 are limited primarily to investments in its wholly-owned operating partnerships, deferred charges, and cash and cash equivalents of $59.8 million. Except for amounts associated with the Senior Notes, the Credit Facility, cash and cash equivalents and advances to affiliate, the assets and liabilities in the condensed consolidated balance sheets and the revenues and costs and expenses in the condensed consolidated statements of income are primarily attributable to the operating partnerships.

8. Commitments and Contingent Liabilities

     The Partnership participates in an agreement along with the other owners of Wolverine to guarantee certain outstanding debt instruments of Wolverine based upon ownership percentage. Based upon outstanding indebtedness of these instruments of approximately $3.8 million at September 30, 2004, the approximate amount of the Partnership’s guarantee is $1.2 million.

     The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets at September 30, 2004 and December 31, 2003 was $0.9 million and $0.5 million, respectively. These liabilities do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Management does not believe that any liabilities that may arise from these unasserted claims would be material in relation to the financial position of the Partnership at September 30, 2004.

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

     Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at September 30, 2004.

     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at September 30, 2004.

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

     Distributions paid quarterly by the Partnership for the period from January 1, 2003 through September 30, 2004 were as follows:

	Cash
	Distribution per	Total Cash	Total Cash
Date Cash	Limited Partner	Distribution to	Distribution to the
Distribution Paid	unit	Limited Partners	General Partner
		($ in millions)	($ in millions)
August 13, 2004	$0.5875	$14.1	$0.7
May 14, 2004	$0.57	$13.7	$0.5
February 13, 2004	$0.55	$12.5	$0.4
November 14, 2003	$0.5125	$11.7	$0.3
August 14, 2003	$0.50	$11.4	$0.2
May 15, 2003	$0.4875	$11.1	$0.2
February 14, 2003	$0.4875	$11.1	$0.2

     On October 17, 2004, the Partnership declared a cash distribution of $0.6125 per unit on its outstanding common and subordinated units, representing the distribution for the quarter ended September 30, 2004. The $15.6 million distribution, including $0.9 million to the general partner, will be paid on November 12, 2004 to unitholders of record at the close of business on November 1, 2004.

11. Business Segment Information

     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands of dollars):

	Three Months Ended
	September 30,
	2004	2003
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$17,972	$18,672
Unaffiliated customers	6,500	5,461
Other income	3,555	3,523

Total Revenues	28,027	27,656

Operating expenses	13,286	10,411
Depreciation and amortization	2,725	2,703
Selling, general and administrative expenses	4,195	4,462

Total Costs and Expenses	20,206	17,576

Operating Income	$7,821	$10,080

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$18,503	$15,403
Unaffiliated customers	9,562	9,205
Other Income	13	—

Total Revenues	28,078	24,608

Operating expenses	12,500	10,724
Depreciation and amortization	3,583	2,865
Selling, general and administrative expenses	3,163	3,110

Total Costs and Expenses	19,246	16,699

Operating Income	$8,832	$7,909

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$422,117	$318,906
Unaffiliated customers	382,949	285,513
Other income	604	1,257

Total Revenues	805,670	605,676

Cost of products sold and operating expenses	798,539	596,086
Depreciation and amortization	1,578	1,350
Selling, general and administrative expenses	4,239	4,093

Total Costs and Expenses	804,356	601,529

Operating Income	$1,314	$4,147

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$7,821	$10,080
Terminal Facilities	8,832	7,909
Western Pipeline System	1,314	4,147

Total segment operating income	17,967	22,136
Net interest expense	5,202	5,268

Net Income	$12,765	$16,868

	Nine Months Ended
	September 30,
	2004	2003
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$52,904	$53,986
Unaffiliated customers	18,584	16,312
Other income	9,591	8,810

Total Revenues	81,079	79,108

Operating expenses	34,674	29,299
Depreciation and amortization	8,123	7,972
Selling, general and administrative expenses	13,584	13,752

Total Costs and Expenses	56,381	51,023

Operating Income	$24,698	$28,085

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$52,446	$44,960
Unaffiliated customers	25,733	24,396
Other Income	13	15

Total Revenues	78,192	69,371

Operating expenses	32,594	29,154
Depreciation and amortization	9,626	8,442
Selling, general and administrative expenses	9,764	9,671

Total Costs and Expenses	51,984	47,267

Operating Income	$26,208	$22,104

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$1,133,683	$921,102
Unaffiliated customers	1,136,140	965,364
Other income	1,445	2,794

Total Revenues	2,271,268	1,889,260

Cost of products sold and operating expenses	2,245,904	1,861,440
Depreciation and amortization	4,349	4,098
Selling, general and administrative expenses	12,945	12,516

Total Costs and Expenses	2,263,198	1,878,054

Operating Income	$8,070	$11,206

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$24,698	$28,085
Terminal Facilities	26,208	22,104
Western Pipeline System	8,070	11,206

Total segment operating income	58,976	61,395
Net interest expense	15,130	14,822

Net Income	$43,846	$46,573

     The following table provides the identifiable assets for each segment as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
Eastern Pipeline System	$331,858	$324,037
Terminal Facilities	255,383	218,048
Western Pipeline System	710,930	575,906
Corporate and other	69,427	63,015

Total identifiable assets	$1,367,598	$1,181,006

     Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

12. Subsequent Events

     On October 12, 2004, the Partnership announced that it had signed a definitive agreement with West Texas Gulf Pipe Line Company to become its operator effective January 1, 2005. West Texas Gulf is a joint venture that owns a 579-mile common carrier crude oil pipeline, originating from the West Texas oil fields at Colorado City, Texas and the Nederland, Texas crude oil import terminal, with an extension to Longview, Texas where deliveries are made to several pipelines, including the Mid-Valley Pipeline. The Partnership is the largest shareholder in West Texas Gulf, having acquired its 43.8 percent interest in November 2002.

     On October 18, 2004, the Partnership announced that it had signed a definitive agreement with Midwest Terminal Company, a wholly-owned subsidiary of Certified Oil Company, to purchase a refined products terminal located in Columbus, Ohio for approximately $8 million. The terminal is connected to a third-party, refined product, common carrier pipeline and includes 6 refined product tanks with approximately 160 thousand barrels of working storage capacity, located on 13 acres; two truck racks for shipping gasoline, distillate fuels, and ethanol via tanker truck; and rail siding access for 4 rail cars for ethanol handling. Customers consist of Sunoco, Inc. and other third parties. Closing of the transaction is expected within the next 60 days, subject to certain closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended September 30, 2004 and 2003

Sunoco Logistics Partners L.P.
Operating Highlights
Three Months Ended September 30, 2004 and 2003

	Three Months Ended
	September 30,
	2004	2003
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	59,503,096	57,459,042
Revenue per barrel mile (cents)	0.447	0.457
Terminal Facilities:
Terminal throughput (bpd):
Nederland terminal	497,380	504,293
Other terminals(3)	1,022,359	761,913
Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	295,684	302,502
Crude oil purchases at wellhead (bpd)	184,079	190,227
Gross margin per barrel of pipeline throughput (cents)(4)	18.2	25.1

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s refined product terminals, the Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point logistics assets.

(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

     Net income was $12.8 million for the third quarter 2004 as compared with $16.9 million for the third quarter 2003, a decrease of $4.1 million. This decrease was primarily the result of a $4.2 million decrease in operating income to $18.0 million for the third quarter 2004 from $22.1 million for the prior year quarter due principally to the impact of a turnaround at Sunoco, Inc.’s Marcus Hook refinery, higher Eastern and Western Pipeline System operating and maintenance expenses, weaker Western Pipeline System lease acquisition margins, and costs related to complying with the Sarbanes-Oxley Act, partially offset by the operating results of recent acquisitions.

     Sales and other operating revenue totaled $857.6 million for the third quarter 2004 as compared with $653.2 million for the third quarter 2003, an increase of $204.4 million. This increase was largely attributable to an increase in crude oil prices, partially offset by a decline in lease acquisition and bulk volumes. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $43.85 per barrel for the third quarter 2004 from $30.22 per barrel for the third quarter 2003. Other income decreased $0.6 million from the third quarter 2003 to $4.2 million for the third quarter 2004 due principally to the absence in the current period of a gain on sale of crude trucks and other miscellaneous gains, partially offset by an increase in equity income from the corporate joint ventures.

     Total cost of products sold and operating expenses increased $207.1 million to $824.3 million for the third quarter 2004 from $617.2 million for the third quarter 2003 due primarily to the increase in crude oil prices, partially offset by the decline in lease acquisition and bulk volumes described earlier. Depreciation and amortization increased $1.0 million to $7.9 million for the third quarter 2004 from $6.9 million for the prior year quarter due mainly to depreciation related to the acquired assets. Net interest expense was $5.2 million for the third quarter 2004, relatively unchanged from the prior year’s third quarter. Selling, general and administrative expenses decreased slightly to $5.2 million for the third quarter 2004 due principally to lower general and administrative costs, partially offset by costs incurred to comply with the Sarbanes-Oxley Act.

Analysis of Segment Operating Income

Eastern Pipeline System

     Operating income for the Eastern Pipeline System was $7.8 million for the third quarter 2004 compared with $10.1 million for the prior year quarter. This $2.3 million decrease was mainly the result of a $2.6 million increase in total costs and expenses, partially offset by a $0.3 million increase in sales and other operating revenue. Sales and other operating revenue increased to $24.5 million for the third quarter 2004 compared with the third quarter 2003 due primarily to an increase in total shipments, partially offset by lower revenue per barrel mile. The increase in shipments was principally the result of higher crude oil throughput on the Marysville to Toledo pipeline and higher refined product throughput on the Harbor pipeline, partially offset by a four-week, planned turnaround at Sunoco, Inc.’s Marcus Hook refinery in September 2004. The increase in volume on the Harbor pipeline was due mainly to the acquisition of an additional one-third ownership interest in late June 2004 and Sunoco, Inc.’s January 2004 purchase of the Eagle Point, New Jersey refinery.

     Total costs and expenses increased from $17.6 million for the prior year’s third quarter to $20.2 million for the third quarter 2004 due principally to higher scheduled maintenance costs and product line losses caused by meter inaccuracies which have been remedied. In addition, total expenses increased due to the inclusion of an additional one-third interest in the Harbor pipeline.

Terminal Facilities

     The Terminal Facilities business segment had operating income of $8.8 million for the third quarter 2004 compared with $7.9 million for the prior year quarter. This $0.9 million increase was due to a $3.5 million increase in total revenues, partially offset by a $2.5 million increase in total costs and expenses. The increase in total revenues to $28.1 million for the third quarter 2004 from $24.6 million for the third quarter 2003 was largely due to the operating results from the acquisition of the Eagle Point logistics assets from Sunoco R&M on March 30, 2004 and the purchase of two refined product terminals from ConocoPhillips located in Baltimore, Maryland and Manassas, Virginia on April 28, 2004. The Nederland Terminal’s volumes and revenues also increased from the prior year quarter due to the construction of two new tanks in the prior year and higher utilization of existing tankage due to improved market conditions for crude oil imports.

     The increase in total costs and expenses to $19.2 million for the third quarter 2004 from $16.7 million for the prior year quarter was primarily due to a $1.8 million increase in operating expenses and a $0.7 million increase in depreciation and amortization. Both increases were principally due to the acquired assets mentioned previously. Operating expenses also increased between periods due to an increase in scheduled tank maintenance costs at the Nederland Terminal.

Western Pipeline System

     Operating income for the Western Pipeline System was $1.3 million for the third quarter 2004, a decrease of $2.8 million from the prior year quarter. This decrease was the result of a $2.0 million decrease in gross margin and a $0.7 million decrease in other income. Sales and other operating revenue and cost of products sold and operating expenses increased in the third quarter 2004 compared with the prior year quarter due mainly to the increase in crude oil prices, partially offset by the decline in lease acquisition and bulk volumes mentioned previously. The decrease in gross margin was primarily attributable to an increase in scheduled pipeline maintenance and integrity management expenses and lower lease acquisition margins. Other income decreased $0.7 million from the prior year quarter to $0.6 million for the third quarter 2004 due principally to the absence in the current period of a gain on sale of crude trucks, partially offset by an increase in equity income from the West Texas Gulf Pipe Line.

Results of Operations – Nine Months Ended September 30, 2004 and 2003

Sunoco Logistics Partners L.P.
Operating Highlights
Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended
	September 30,
	2004	2003
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	57,825,743	54,898,010
Revenue per barrel mile (cents)	0.451	0.469
Terminal Facilities:
Terminal throughput (bpd):
Nederland terminal	492,792	450,304
Other terminals(3)	942,971	769,110
Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	298,523	305,970
Crude oil purchases at wellhead (bpd)	186,726	195,605
Gross margin per barrel of pipeline throughput (cents)(4)	23.9	25.1

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s refined product terminals, the Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point logistics assets.

(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

     Net income was $43.8 million for the nine months ended September 30, 2004 as compared with $46.6 million for the first nine months of 2003, a decrease of $2.7 million. This decrease was primarily the result of higher Eastern Pipeline System operating and maintenance expenses, lower Western Pipeline System lease acquisition margins, and costs related to complying with the Sarbanes-Oxley Act, partially offset by the operating results from the acquisitions and higher revenues at the Nederland Terminal.

     Sales and other operating revenue totaled $2,419.5 million for the nine months ended September 30, 2004 as compared with $2,026.1 million for the corresponding prior year period, an increase of $393.4 million. This increase was largely attributable to an increase in crude oil prices, partially offset by a decline in lease acquisition and bulk volumes. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to an average price of $39.01 per barrel for the first nine months of 2004 from $30.96 per barrel for the first nine months of 2003. Other income decreased $0.6 million to $11.0 million for the first nine months of 2004 due principally to the absence in the current period of a gain on sale of crude trucks and other miscellaneous gains, partially offset by slightly higher equity income from the corporate joint ventures. The increase in equity income between periods was due primarily to higher equity income from Explorer Pipeline due to a capacity expansion completed in September 2003, partially offset by lower equity income from West Texas Gulf Pipe Line due to a decline in demand for domestic crude oil transported on this pipeline from the prior year’s corresponding period and the temporary shutdown of a significant connecting pipeline due to planned, four-week refinery turnarounds during the current period.

     Total cost of products sold and operating expenses increased $393.3 million to $2,313.2 million for the nine months ended September 30, 2004 from $1,919.9 million for the corresponding prior year period due primarily to the increase in crude oil prices, partially offset by the decline in lease acquisition and bulk volumes described earlier. Depreciation and amortization increased $1.6 million to $22.1 million for the first nine months of 2004 from $20.5 million for the first nine months of 2003 due mainly to depreciation related to the acquired assets and the construction of two new tanks at the Nederland Terminal in the prior year.

     Net interest expense increased $0.3 million from the corresponding prior year period to $15.1 million for the nine months ended September 30, 2004 due principally to a decline in capitalized interest, partially offset by a fourth quarter 2003 repayment of debt. The capitalized interest recorded during the first nine months of 2003 was in connection with the construction of two new tanks at the Nederland Terminal.

Analysis of Segment Operating Income

Eastern Pipeline System

     Operating income for the Eastern Pipeline System decreased $3.4 million to $24.7 million for the nine months ended September 30, 2004 compared with $28.1 million for the corresponding prior year period. This decrease was mainly the result of a $5.4 million increase in total costs and expenses, partially offset by a $1.2 million increase in sales and other operating revenue and a $0.8 million increase in other income. Sales and other operating revenue increased to $71.5 million for the first nine months of 2004 compared with the first nine months of 2003 due primarily to an increase in total shipments, partially offset by lower revenue per barrel mile. The increase in shipments was primarily the result of higher crude oil throughput on the Marysville to Toledo pipeline and higher refined product throughput on the Harbor pipeline, partially offset by a decline in volumes as a result of turnarounds at Sunoco, Inc.’s Toledo refinery in March 2004 and Marcus Hook refinery in September 2004. Other income increased $0.8 million to $9.6 million or the first nine months of 2004 due primarily to an increase in equity income from the corporate joint venture interests, due mainly to a capacity expansion for the Explorer Pipeline in September 2003 and the purchase of an additional 3.1 percent ownership interest in the West Shore Pipe Line in September 2003.

     Total costs and expenses increased $5.4 million to $56.4 million for the first nine months of 2004 due principally to an increase in scheduled maintenance costs, product line losses caused by meter inaccuracies which have been remedied, and the inclusion of an additional one-third interest in the Harbor pipeline.

Terminal Facilities

     The Terminal Facilities business segment had operating income of $26.2 million for the nine months ended September 30, 2004 compared with $22.1 million for the comparable prior year period. This $4.1 million increase was due to a $8.8 million increase in total revenues, partially offset by a $4.7 million increase in total costs and expenses. The increase in total revenues to $78.2 million for the first nine months of 2004 from $69.4 million for the first nine months of 2003 was largely due to the operating results from the acquisition of the Eagle Point logistics assets and the refined product terminals located in Baltimore, Maryland and Manassas, Virginia. Total revenues also increased due to an increase in volumes at the Nederland Terminal, the refined product terminals, and the Fort Mifflin Terminal Complex. The Nederland Terminal’s volumes increased from the prior year comparable period due to the construction of two new tanks in the prior year and higher utilization of existing tankage due to improved market conditions for crude oil imports.

     The increase in total costs and expenses to $52.0 million for the first nine months of 2004 from $47.3 million for the first nine months of 2003 was due principally to a $3.4 million increase in operating expenses and a $1.2 million increase in depreciation and amortization. Both increases were principally due to the acquired assets mentioned previously. Operating expenses also increased due to non-routine dredging activity on the Delaware River at the Fort Mifflin Terminal docks in the first quarter 2004 and an increase in scheduled tank maintenance costs at the Nederland Terminal. Depreciation and amortization was also higher due to the construction of two new tanks at the Nederland Terminal in the prior year.

Western Pipeline System

     Operating income for the Western Pipeline System was $8.1 million for the nine months ended September 30, 2004, a decrease of $3.1 million from the comparable prior year period. This decrease was the result of a $1.4 million decrease in gross margin, a $1.3 million decrease in other income, and a $0.4 million increase in selling, general and administrative expenses. Sales and other operating revenue and cost of products sold and operating expenses increased in the first nine months of 2004 compared with the first nine months of 2003 due mainly to the increase in crude oil prices, partially offset by the decline in lease acquisition and bulk volumes mentioned previously. The decrease in gross margin was primarily attributable to lower lease acquisition margins. Other income decreased from the prior year period to $1.4 million for the first nine months of 2004 due principally to lower equity income from the West Texas Gulf Pipe Line and the absence in the current period of a gain on sale of crude trucks. The decline in West Texas Gulf’s operating results was due to a decline in demand for domestic crude oil transported on this pipeline from the prior year’s corresponding period and the temporary shutdown of a significant connecting pipeline due to planned, four-week refinery turnarounds during the current period. Selling, general and administrative expenses increased from the prior year period to $12.9 million for the first nine months of 2004 due mainly to higher allocated general and administrative costs.

Liquidity and Capital Resources

General

     Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At September 30, 2004, the Partnership had a working capital deficit of $20.8 million and available borrowing capacity under the Credit Facility of $185.5 million. The decrease in working capital from $37.8 million at December 31, 2003 was primarily the result of the classification of the $64.5 million of outstanding borrowings under the Credit Facility as a current liability due to its maturity date of January 31, 2005. The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had a working capital surplus of $52.1 million at September 30, 2004.

     On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed $500 million universal shelf registration statement, of which approximately $365 million remains available. The sale of the units resulted in net proceeds of $128.7 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $83.1 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of the two refined product terminals from ConocoPhillips for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2.0 percent general partner interest. After the redemption of its units, Sunoco’s ownership interest in the Partnership decreased from 75.3 percent to 62.6 percent, including its 2.0 percent general partner interest.

     The Credit Facility matures on January 31, 2005. It is management’s intent to renew the Credit Facility during the fourth quarter of 2004.

     Management believes that the Partnership has sufficient liquid assets, cash from operations and borrowing capacity to meet its financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated capital expenditures. However, the Partnership is subject to business and operational risks that could adversely effect its cashflow. The Partnership may supplement its cash generation with proceeds from financing activities, including borrowings under the Credit Facility and other borrowings and the issuance of additional common units.

Cash Flows and Capital Expenditures

     Net cash provided by operating activities for the nine months ended September 30, 2004 was $64.5 million compared with $65.4 million for the first nine months of 2003. Net cash provided by operating activities for the first nine months of 2004 was primarily generated by net income of $43.8 million and depreciation and amortization of $22.1 million. Net cash provided by operating activities for the first nine months of 2003 was principally generated by net income of $46.6 million and depreciation and amortization of $20.5 million.

     Net cash used in investing activities for the nine months ended September 30, 2004 was $65.4 million compared with $26.1 million for the prior year comparable period. The increase between periods is due primarily to the completion of three acquisitions in the current period for an aggregate purchase price of $41.1 million, including transaction costs. See further discussion of capital expenditures under “Capital Requirements”.

     Net cash provided by financing activities for the nine months ended September 30, 2004 was $10.6 million compared with $23.4 million used in financing activities for the first nine months of 2003. Net cash provided by financing activities for the first nine months of 2004 was principally the result of $128.7 million of net proceeds from the sale of 3.4 million common units in April 2004, a $3.0 million capital contribution from an affiliate, net collections of $2.8 million of advances to affiliate, and a $1.0 million net contribution from the general partner to maintain its 2.0 percent ownership interest after the sale of common units, partially offset by the $83.1 million redemption of approximately 2.2 million common units from Sunoco and $41.9 million of cash distributions paid to the limited partners and general partner. Net cash used by financing activities for the first nine months of 2003 was mainly the result of $34.3 million of cash distributions paid to the limited partners and general partner, partially offset by net collections of $9.6 million of advances to affiliate and a $1.5 million capital contribution from an affiliate.

     Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at September 30, 2004 and December 31, 2003 represent amounts due from Sunoco under this agreement.

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

     The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Nine Months Ended
	September 30,
	2004	2003
Maintenance	$16,554	$16,766
Expansion	48,813	9,348

	$65,367	$26,114

     Maintenance capital expenditures for the nine months ended September 30, 2004 were $16.6 million, relatively consistent with the prior year comparable period. Capital expenditures for both periods presented include recurring expenditures at each of the business segments such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations. In addition to these recurring projects, maintenance capital for the nine months ended September 30, 2004 and 2003 includes $2.5 million and $1.0 million, respectively, of expenditures at the Darby Creek Tank Farm and the Marcus Hook Tank Farm for which the Partnership received reimbursement from Sunoco R&M under the terms of the Omnibus Agreement. Management anticipates maintenance capital expenditures to be approximately $25.5 million for the year ending December 31, 2004.

     Expansion capital expenditures increased by $39.5 million to $48.8 million for the first nine months of 2004 compared with the prior year comparable period. Expansion capital spending for the first nine months of 2004 was principally for three acquisitions: the Eagle Point logistics assets, which were purchased for $20.0 million from Sunoco R&M on March 30, 2004; two refined product terminals located in Baltimore, Maryland and Manassas, Virginia, which were purchased from ConocoPhillips for $12 million on April 28, 2004; and an additional 33.3 percent undivided interest in the Harbor pipeline, which was acquired on June 28, 2004 from an affiliate of El Paso Corporation for $7.3 million. As a result of the purchase of the additional interest in the Harbor pipeline, the Partnership increased its ownership to 66.7 percent and will continue to be the operator of this pipeline. Expansion capital spending for the first nine months of 2003 was primarily for the construction of two new tanks and a pump station at the Nederland Terminal and the purchase of an additional 3.1 percent interest in the West Shore Pipe Line Company for $3.7 million.

     The Partnership expects to fund capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the Credit Facility and other borrowings and the issuance of additional common units. The Credit Facility matures on January 31, 2005. It is management’s intent to renew the Credit Facility during the fourth quarter of 2004.

Subsequent Events

     On October 12, 2004, the Partnership announced that it had signed a definitive agreement with West Texas Gulf Pipe Line Company to become its operator effective January 1, 2005. West Texas Gulf is a joint venture that owns a 579-mile common carrier crude oil pipeline, originating from the West Texas oil fields at Colorado City, Texas and the Nederland, Texas crude oil import terminal, with an extension to Longview, Texas where deliveries are made to several pipelines, including the Mid-Valley Pipeline. The Partnership is the largest shareholder in West Texas Gulf, having acquired its 43.8 percent interest in November 2002.

     On October 18, 2004, the Partnership announced that it had signed a definitive agreement with Midwest Terminal Company, a wholly-owned subsidiary of Certified Oil Company, to purchase a refined products terminal located in Columbus, Ohio for approximately $8 million. The terminal is connected to a third-party, refined product, common carrier pipeline and includes 6 refined product tanks with approximately 160 thousand barrels of working storage capacity, located on 13 acres; two truck racks for shipping gasoline, distillate fuels, and ethanol via tanker truck; and rail siding access for 4 rail cars for ethanol handling. Customers consist of Sunoco, Inc. and other third parties. Closing of the transaction is expected within the next 60 days, subject to certain closing conditions.

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

     The $250 million Credit Facility exposes the Partnership to interest rate risk since it bears interest at a variable rate (2.4 percent at September 30, 2004). A one percent change in interest rates changes annual interest expense by approximately $645,000 based upon outstanding borrowings under the Credit Facility of $64.5 million at September 30, 2004.

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

     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco, Inc. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at September 30, 2004.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

     Exhibits:

10.1: Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan

10.2: Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan

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

Sunoco Logistics Partners L.P.

By:	/s/ Colin A. Oerton

Colin A. Oerton
Vice President &
Chief Financial Officer

Date:	November 5, 2004