Form 10-K
period 2004-12-31
SUNOCO LOGISTICS PARTNERS LP
filed 2005-03-04
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10 percent or more of the Common Units outstanding (including the General Partner of the registrant, Sunoco Partners LLC, as if they may be affiliates of the registrant)) was approximately $328.5 million as of June 30, 2004, based on $35.90 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date.

At February 28, 2005, the number of the registrant’s Common Units outstanding was 15,606,314, and its Subordinated Units outstanding was 8,537,729.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	Changes in demand both for crude oil we buy and sell, as well as for crude oil and refined petroleum products that we store and distribute;

•	Changes in demand for storage in the Partnership’s petroleum terminals;

•	The loss of Sunoco, Inc. (R&M) as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the throughput on petroleum pipelines owned and operated by third parties and connected to the Partnership’s petroleum pipelines and terminals;

•	Changes in the financial condition or operating results of joint ventures and other holdings in which the Partnership has an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Phase-outs or restrictions on the use of MTBE;

•	Improvements in energy efficiency and technology resulting in reduced demand;

•	The Partnership’s ability to manage rapid growth;

•	The Partnership’s ability to control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

•	Global and domestic economic repercussions from terrorist activities and international hostilities and the government’s response thereto;

•	Changes in the level of operating expenses and hazards related to operating facilities (including equipment malfunction, explosions, fires, spills and the effects of severe weather conditions);

•	The occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	The age of, and changes in the reliability and efficiency of the Partnership’s operating facilities or those of Sunoco, Inc. (R&M) or third parties;

•	Changes in the expected level of environmental capital, operating, or remediation spending;

•	Delays related to construction of, or work on, new or existing facilities and issuance of applicable permits;

•	Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	The Partnership’s ability to identify acquisitions under favorable terms, successfully consummate announced acquisitions or expansions and integrate them into existing business operations;

•	Risks related to labor relations and workplace safety;

•	Non-performance by major customers, suppliers or other business partners;

•	Price trends and overall demand for refined petroleum products, crude oil and natural gas liquids in the United States, economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand for the Partnership’s business activities;

•	Changes in the Partnership’s tariff rates, implemented by federal and/or state government regulators;

•	The amount of the Partnership’s indebtedness, which could make the Partnership vulnerable to general adverse economic and industry conditions, limit the Partnership’s ability to borrow additional funds, place it at competitive disadvantages compared to competitors that have less debt, or have other adverse consequences;

•	Restrictive covenants in the Partnership’s or Sunoco, Inc.’s credit agreements;

•	Changes in the Partnership’s or Sunoco, Inc.’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	Military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions or other disruptions in the ability to obtain crude oil;

•	Changes in applicable statutes and governmental regulations (or the interpretations thereof), including those relating to the environment and global warming;

•	Claims of the Partnership’s non-compliance with regulatory and statutory requirements; and

•	The costs and effects of legal and administrative claims and proceedings against the Partnership or any entity which it has an ownership interest, and changes in the status of, or the initiation of new litigation, claims or proceedings, to which the Partnership, or any entity which it has an ownership interest, is a party.

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

PART I

ITEM 1. BUSINESS

(a) General Development of Business

The Partnership is a Delaware limited partnership formed by Sunoco, Inc. on October 15, 2001 to own, operate and acquire a geographically diversified portfolio of complementary pipeline, terminalling, and crude oil acquisition and marketing assets. The Partnership completed its initial public offering (“IPO”) on February 8, 2002. The principal executive offices of Sunoco Partners LLC, the Partnership’s general partner (the “General Partner”), are located at Ten Penn Center, 1801 Market Street, Philadelphia, Pennsylvania 19103 (telephone (215) 977-3000). The Partnership’s website address is www.sunocologistics.com.

Sunoco, Inc., through its wholly-owned subsidiaries (collectively, “Sunoco”), owns approximately 62.6 percent of the partnership interests at December 31, 2004, including the 2 percent general partner interest.

(b) Financial Information about Segments

See Part II, Item 8. Financial Statements and Supplementary Data.

(c) Narrative Description of Business

The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil. Sunoco, Inc. (R&M), a wholly-owned refining and marketing subsidiary of Sunoco (“Sunoco R&M”), accounted for approximately 51 percent of the Partnership’s total revenues for the year ended December 31, 2004. The business comprises three segments:

•	The Eastern Pipeline System primarily serves the Northeast and Midwest United States operations of Sunoco R&M and includes: approximately 1,740 miles of refined product pipelines, including a two-thirds interest in the 80-mile refined product Harbor pipeline, and 58 miles of interrefinery pipelines between two of Sunoco R&M’s refineries; a 123-mile crude oil pipeline; a 9.4 percent interest in Explorer Pipeline Company, a joint venture that owns a 1,413-mile refined product pipeline; a 31.5 percent interest in Wolverine Pipe Line Company, a joint venture that owns a 721-mile refined product pipeline; a 12.3 percent interest in West Shore Pipe Line Company, a joint venture that owns a 652-mile refined product pipeline; and a 14.0 percent interest in Yellowstone Pipe Line Company, a joint venture that owns a 655-mile refined product pipeline.

•	The Terminal Facilities consist of 35 inland refined product terminals with an aggregate storage capacity of 5.9 million barrels, primarily serving the Partnership’s Eastern Pipeline System; a 2.0 million barrel refined product terminal serving Sunoco R&M’s Marcus Hook refinery near Philadelphia, Pennsylvania; a 12.5 million barrel marine crude oil terminal on the Texas Gulf Coast, the Nederland Terminal; one inland and two marine crude oil terminals with a combined capacity of 3.4 million barrels, and related pipelines, all of which serve Sunoco R&M’s Philadelphia refinery; a ship and barge dock which serves Sunoco R&M’s Eagle Point refinery; and a 1.0 million barrel liquefied petroleum gas (“LPG”) terminal near Detroit, Michigan.

•	The Western Pipeline System gathers, purchases, sells, and transports crude oil principally in Oklahoma and Texas and consists of approximately 1,930 miles of crude oil trunk pipelines and approximately 520 miles of crude oil gathering lines that supply the trunk pipelines; approximately 120 crude oil transport trucks; approximately 130 crude oil truck unloading facilities; and a 43.8 percent interest in West Texas Gulf Pipe Line Company, a joint venture that owns a 579-mile crude oil pipeline.

The Partnership and its equity interests are principally engaged in the transport, terminalling, and storage of refined products and crude oil and in the purchase and sale of crude oil in 19 states. Revenues are generated by charging tariffs for transporting refined products, crude oil and other hydrocarbons through the pipelines and by charging fees for storing refined products, crude oil, and other hydrocarbons, and for providing other services at the Partnership’s terminals. The Partnership also generates revenue by purchasing domestic crude oil and selling it to Sunoco R&M and other customers. Generally, as crude oil is purchased, corresponding sale transactions are simultaneously entered into involving physical deliveries of crude oil, which enables the Partnership to secure a profit on the transaction at the time of purchase and establish a substantially balanced position, thereby minimizing exposure to price volatility after the initial purchase. The Partnership’s practice is to not enter into futures contracts.

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

Eastern Pipeline System

Sunoco R&M accounted for approximately 66 percent of the Eastern Pipeline segment’s total revenues for the year ended December 31, 2004.

Refined Product Pipelines

The refined product pipelines transport refined products from Sunoco R&M’s Philadelphia and Marcus Hook, Pennsylvania, Toledo, Ohio and Eagle Point, New Jersey refineries, as well as from third parties, to markets in New York, New Jersey, Pennsylvania, Ohio, and Michigan. The refined products transported in these pipelines include multiple grades of gasoline, middle distillates (such as heating oil, diesel and jet fuel), LPGs (such as propane, butane, isobutene, and a butane/butylene mixture), refining feedstocks, and other hydrocarbons (such as toluene and xylene). The Federal Energy Regulatory Commission (“FERC”) regulates the rates for interstate shipments on the Eastern Pipeline System and the Pennsylvania Public Utility Commission (“PA PUC”) regulates the rates for intrastate shipments in Pennsylvania. The Partnership also leases to Sunoco R&M three bi-directional, 18-mile interrefinery pipelines and a four-mile pipeline spur extending to the Philadelphia International Airport.

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

	Year Ended December 31,
	2002	2003	2004
Total shipments (in thousands of barrel miles per day)	45,712	44,657	46,284

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

The table below sets forth the average daily number of barrels of crude oil transported through this crude oil pipeline in each of the years presented:

	Year Ended December 31,
	2002	2003	2004
Crude oil throughput (in barrels per day (“bpd”))	95,311	91,951	111,104

Explorer Pipeline

The Partnership owns a 9.4 percent interest in Explorer Pipeline Company (“Explorer”), a joint venture that owns a 1,413-mile common carrier refined product pipeline. Other owners of Explorer are Shell, MAP, ChevronTexaco, CITGO, and ConocoPhillips. The system, which is operated by Explorer employees, originates from the refining centers of Lake Charles, Louisiana and Beaumont, Port Arthur and Houston, Texas, and extends to Chicago, Illinois, with delivery points in the Houston, Dallas/Fort Worth, Tulsa, St. Louis, and Chicago areas. Shippers on the pipeline include most of the affiliates of the owners and non-affiliated customers. Sunoco R&M does not regularly ship on the pipeline. In 2000, the FERC approved Explorer’s application for market-based rates for all its tariffs. The Partnership receives a quarterly cash dividend from Explorer that is proportionate with its ownership interest.

During the third quarter of 2003, Explorer completed its $100 million plus expansion of the system’s capacity. The capacity from Port Arthur to Tulsa was expanded by 130,000 bpd to 690,000 bpd and the capacity from Tulsa to Chicago was expanded by 100,000 bpd to 450,000 bpd.

Wolverine Pipe Line

On November 15, 2002, the Partnership acquired a 31.5 percent interest in Wolverine Pipe Line Company (“Wolverine”), a joint venture that owns a 721-mile common carrier pipeline that transports primarily refined products. Other owners of Wolverine are Citgo, ExxonMobil, MAP, and Shell. The system, which is operated by ExxonMobil and Wolverine employees, originates from Chicago, Illinois and extends to Detroit, Grand Haven, and Bay City, Michigan with delivery points along the way. Shippers on the pipeline include affiliates of most of the owners and non-affiliated customers. The Partnership and its affiliates do not ship on the pipeline. In 2002, the FERC approved Wolverine’s application for market-based rates for the Detroit, Jackson, Niles, Hammond, and Lockport destinations. The Partnership receives a quarterly cash dividend from Wolverine that is proportionate with its ownership interest.

West Shore Pipe Line

On November 15, 2002, the Partnership acquired a 9.2 percent interest in West Shore Pipe Line Company (“West Shore”), a joint venture that owns a 652-mile common carrier refined product pipeline. On September 30, 2003, the Partnership acquired an additional 3.1 percent interest in West Shore increasing its overall ownership percentage to 12.3 percent. Other owners of West Shore are Citgo, ExxonMobil, BP, Buckeye, and Shell. The

system, which is operated by Citgo employees, originates from the Chicago, Illinois refining center and extends to Madison and Green Bay, Wisconsin with delivery points along the way. Shippers on the pipeline include affiliates of most of the owners and non-affiliated customers. The Partnership and its affiliates do not ship on the pipeline. In 2002, the FERC approved West Shore’s application for market-based rates for the Chicago area. The Partnership receives a quarterly cash dividend from West Shore that is proportionate with its ownership interest.

Yellowstone Pipe Line

On November 15, 2002, the Partnership acquired a 14.0 percent interest in Yellowstone Pipe Line Company (“Yellowstone”), a joint venture that owns a 655-mile common carrier refined product pipeline. Other owners of Yellowstone are ExxonMobil and ConocoPhillips. The system, which is operated by ConocoPhillips employees, originates from the Billings, Montana refining center and extends to Moses Lake, Washington with delivery points along the way. Shippers on the pipeline include affiliates of the owners and non-affiliated customers. Tariff rates are regulated by the FERC for interstate shipments and the Montana Public Service Commission for intrastate shipments in Montana. The Partnership and its affiliates do not ship on the pipeline.

In 1997, the Yellowstone board of directors established a dividend policy whereby dividends would not be paid to owners until the debt incurred to finance a multi-year pipeline upgrade program was repaid. The last payment on the debt was made in 2004, and the Partnership received a quarterly cash dividend from Yellowstone of $0.3 million in January 2005, proportionate with its ownership interest.

Terminal Facilities

Sunoco R&M accounted for approximately 67 percent of the Terminal Facilities segment’s total revenues for the year ended December 31, 2004.

Refined Product Terminals

The Partnership’s 35 inland refined product terminals receive refined products from pipelines and distribute them to Sunoco R&M and to third parties, who in turn deliver them to end-users and retail outlets. Terminals play a key role in moving product to the end-user market by providing the following services: storage and inventory management; distribution; blending to achieve specified grades of gasoline; and other ancillary services that include the injection of additives and the filtering of jet fuel. Typically, the Partnership’s terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day. This automated system provides for control of allocations, credit and carrier certification.

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

The table below sets forth the total average daily throughput for the inland refined product terminals in each of the years presented:

	Year Ended December 31,
	2002	2003	2004
Refined products throughput (bpd)	272,784	283,071	340,675

The following table outlines the number of terminals and storage capacity in barrels (“bbls”) by state:

State	Number of Terminals	Storage Capacity
		(bbls)
Indiana	1	207,000
Maryland	1	646,000
Michigan	2	408,000
New Jersey	4	751,200
New York(1)	3	623,600
Ohio	7	916,500
Pennsylvania	16	2,043,700
Virginia	1	277,000

Total	35	5,873,000

(1)	The Partnership has a 45 percent ownership interest in a terminal at Inwood, New York. The storage capacity included in the table represents the proportionate share of capacity attributable to the Partnership’s ownership interest.

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

The Nederland Terminal can receive crude oil at each of its five ship docks and three barge berths, which can accommodate any vessel capable of navigating the 40-foot freshwater draft of the Sabine-Neches Ship Channel. The five ship docks are capable of receiving over 1.0 million bpd of crude oil. The terminal can also receive crude oil through a number of pipelines, including the Shell pipeline from Louisiana, the Department of Energy (“DOE”) Big Hill pipeline, the DOE West Hackberry pipeline, and the Partnership’s Western Pipeline System. The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill caverns near Winnie, Texas, which have an aggregate storage capacity of 370 million barrels. The Nederland Terminal’s pipeline connections to major markets in the Lake Charles, Beaumont, Port Arthur, Houston, and Midwest areas provide customers with flexibility. During the second half of 2004, the Nederland Terminal was one of two facilities connected to the Cameron Highway pipeline, a new 390-mile, 24-inch to 30-inch pipeline that has the capacity to deliver up to 500,000 barrels per day of crude oil from off-shore production developments in the Gulf of Mexico. Crude oil deliveries through the Cameron Highway pipeline began in February 2005.

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

The table below sets forth the total average daily throughput for the Nederland Terminal in each of the years presented:

	Year Ended December 31,
	2002	2003	2004
Crude oil and refined products throughput (bpd)	437,381	441,701	487,828

Revenues are generated at the Nederland Terminal primarily by providing long-term and short-term, or spot, storage services and throughput capability to a number of customers. Most of the terminal’s total revenues in 2004 were from unaffiliated third parties.

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

The Hog Island Wharf is located next to the Fort Mifflin Terminal on the Delaware River and receives crude oil via two ship docks, one of which can accommodate crude oil tankers and smaller crude oil vessels and the other of which can accommodate some smaller crude oil vessels. Hog Island Wharf supplies the Partnership’s Darby Creek Tank Farm and Fort Mifflin Terminal with crude oil.

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

The table below sets forth the average daily number of barrels of crude oil and refined products delivered to Sunoco R&M’s Philadelphia refinery in each of the years presented:

	Year Ended December 31,
	2002	2003	2004
Crude oil throughput (bpd)	310,980	311,455	330,022
Refined products throughput (bpd)	11,631	10,934	6,533

Total (bpd)	322,611	322,389	336,555

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

The table below sets forth the total average daily throughput for the Marcus Hook Tank Farm in each of the years presented:

	Year Ended December 31,
	2002	2003	2004
Refined products throughput (bpd)	150,008	157,233	144,724

Eagle Point Dock

On March 30, 2004, the Partnership acquired the Eagle Point logistics assets from Sunoco R&M (see “Acquisitions” for further description), including a ship and barge dock connected to the Sunoco R&M Eagle Point refinery. This dock, located on the Delaware River, can accommodate four ships or barges and supplies the Eagle Point refinery with all of its crude oil. The dock can also receive and deliver intermediate products and refined products to outbound ships and barges. For the period from the date of acquisition to December 31, 2004, the average daily number of barrels through the Eagle Point dock was 204,105 bpd, consisting of 136,888 bpd of crude oil and 67,217 bpd of refined products.

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

Western Pipeline System

Sunoco R&M accounted for approximately 49 percent of the Western Pipeline System segment’s total revenues for the year ended December 31, 2004.

Crude Oil Pipelines

The Partnership owns and operates approximately 1,930 miles of crude oil trunk pipelines and approximately 520 miles of crude oil gathering pipelines in three primary geographic regions—Oklahoma, West Texas, and the Texas Gulf Coast and East Texas region. The Partnership is the primary shipper on the Western Pipeline System. The Partnership also delivers crude oil for Sunoco R&M and for various third parties from points in Texas and Oklahoma. Refineries directly connected to the Western Pipeline System include Sunoco R&M’s and Sinclair’s Tulsa, Oklahoma refineries and the Gary-Williams refinery in Wynnewood, Oklahoma.

The Partnership’s pipelines also access several trading hubs, including the largest and most significant trading hub for crude oil in the United States located in Cushing, Oklahoma (“Cushing”), as well as other trading hubs located in Colorado City and Longview, Texas. The Partnership’s crude oil pipelines also connect with other pipelines that deliver crude oil to a number of third-party refineries. In each geographic region, the Partnership has major crude oil trunk line systems that ship crude oil across a number of different-sized trunk pipeline segments. The Partnership transports most of the crude oil to, and lube extracted feedstock from, Sunoco R&M’s Tulsa, Oklahoma refinery.

The table below sets forth the average daily number of barrels of crude oil transported on the Partnership’s crude oil pipelines in each of the years presented:

	Year Ended December 31,
	2002	2003	2004
Crude oil throughput (bpd)(1)	286,912	304,471	298,797

(1)	Includes lube extracted feedstocks transported from Sunoco R&M’s Tulsa, Oklahoma refinery.

Oklahoma

The Partnership owns and operates a large crude oil pipeline and gathering system in Oklahoma. This system contains approximately 800 miles of crude oil trunk pipelines and approximately 180 miles of crude oil gathering pipelines. The Partnership has the ability to deliver substantially all of the crude oil gathered on its Oklahoma system to Cushing. Additionally, deliveries are made on the Oklahoma system to:

•	Sunoco R&M’s and Sinclair’s Tulsa refineries;

•	Gary-Williams’ Wynnewood refinery; and

•	ConocoPhillips’ pipeline, which is connected to its Ponca City refinery.

Revenues are generated on the Partnership’s Oklahoma system from tariffs paid by shippers utilizing the Partnership’s transportation services. The Partnership files these tariffs with the Oklahoma Corporation Commission and the FERC. The Partnership is one of the largest purchasers of crude oil from producers in the state, and is the primary shipper on its Oklahoma system.

West Texas

The Partnership owns and operates approximately 760 miles of crude oil trunk pipelines and approximately 190 miles of crude oil gathering pipelines in West and North Central Texas. Deliveries are made on the West Texas system to:

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

Texas Gulf Coast and East Texas

The Partnership owns and operates approximately 370 miles of crude oil trunk pipelines and approximately 150 miles of crude oil gathering pipelines that extend between the Texas Gulf Coast region near Beaumont and Baytown, Texas and the East Texas field near Longview, Texas. The Partnership transports multiple grades of crude oil, including foreign imports, and other refinery and petrochemical feedstocks, such as condensate and naphtha, on these pipelines. Crude oil is received for these systems from other pipelines, the Nederland Terminal, the Partnership’s trucks, third-party trucks, and the Partnership’s pipeline gathering systems. This system provides access to major delivery points with interconnecting pipelines in Texas at Longview, Sour Lake, and Nederland.

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

West Texas Gulf Pipe Line

On November 15, 2002, the Partnership acquired a 43.8 percent interest in West Texas Gulf Pipe Line Company (“West Texas Gulf”), a joint venture that owns and operates a 579-mile common carrier crude oil pipeline. Other owners of West Texas Gulf are ChevronTexaco, BP, and Citgo. The system, which was operated by ChevronTexaco during 2004, originates from the West Texas oil fields at Colorado City and the Nederland crude oil import terminals and extends to Longview, Texas where deliveries are made to several pipelines, including the Mid-Valley pipeline. On January 1, 2005, the Partnership became the operator of this system. Shippers on the pipeline are the Partnership, Sunoco R&M, an affiliate of one other owner and several unaffiliated customers. The Partnership receives a quarterly cash dividend from West Texas Gulf that is proportionate with its ownership interest.

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

The Partnership enters into contracts with producers at market prices generally for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. For the year ended December 31, 2004, the Partnership purchased 186,827 bpd from approximately 3,400 producers and from approximately 34,000 leases, and undertook approximately 282,500 bpd of exchanges and bulk purchases during the same period.

Crude Oil Purchases and Exchanges

In a typical producer’s operation, crude oil flows from the wellhead to a separator where the petroleum gases are removed. After separation, the producer treats the crude oil to remove water, sand, and other contaminants and then moves it to an on-site storage tank. When the tank is full, the producer contacts the Partnership’s field personnel to purchase and transport the crude oil to market. The crude oil in producers’ tanks is then either delivered directly or transported via truck to the Partnership’s pipeline or to a third party’s pipeline. The trucking services are performed either by the Partnership’s truck fleet or a third-party trucking operation.

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

The following table shows the Partnership’s average daily volume for crude oil lease purchases and other exchanges and bulk purchases for the years presented:

	Year Ended December 31,
	2002	2003	2004
	(in thousands of bpd)
Lease purchases:
Available for sale	157	167	164
Exchanged	32	26	23
Other exchanges and bulk purchases	215	300	282

Total	404	493	469

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

The following table shows the average daily sales and exchange volume of crude oil for the years presented:

	Year Ended December 31,
	2002	2003	2004
	(in thousands of bpd)
Sunoco R&M refineries:
Toledo	35	26	24
Tulsa	73	80	80
Third parties	63	79	85
Exchanges:
Purchased at the lease	32	26	23
Other	202	282	257

Total	405	493	469

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

Crude Oil Trucking

The Partnership owns approximately 130 crude oil truck unloading facilities in Oklahoma, Texas, and New Mexico, the majority of which are located on the Partnership’s pipeline system. Approximately 270 crude oil truck drivers are employed by the general partner of the Partnership and approximately 120 crude oil transport trucks are owned. The crude oil truck drivers pick up crude oil at production lease sites and transport it to various truck unloading facilities on the Partnership’s pipelines and third-party pipelines. Third-party trucking firms are also retained to transport crude oil to certain facilities.

Pipeline and Terminal Control Operations

Almost all of the Partnership’s refined products and crude oil pipelines are operated via satellite, microwave, and frame relay communication systems from central control rooms located in Montello,

Pennsylvania and Tulsa, Oklahoma. The Montello control center primarily monitors and controls the Partnership’s Eastern Pipeline System, and the Tulsa control center primarily monitors and controls the Western Pipeline System. The Nederland Terminal has its own control center.

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

Acquisitions

Columbus Terminal Acquisition. On November 30, 2004, the Partnership acquired a refined products terminal located in Columbus, Ohio for approximately $8.0 million. The terminal is connected to a third-party, refined product, common carrier pipeline and includes 6 refined product tanks with approximately 160,000 barrels of working storage capacity, located on 13 acres; two truck racks for shipping gasoline, distillate fuels, and ethanol via tanker truck; and rail siding access for 4 rail cars for ethanol handling.

Harbor Pipeline Interest Acquisition. On June 28, 2004, the Partnership purchased an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million. The Harbor pipeline is an 80-mile, 180,000 bpd refined product, common carrier pipeline originating near Woodbury, New Jersey and terminating in Linden, New Jersey. As a result of this transaction, the Partnership increased its undivided ownership interest to 66.7 percent and will continue to be the operator of the pipeline.

Baltimore and Manassas Terminals Acquisition. On April 28, 2004, the Partnership purchased two refined product terminals located in Baltimore, Maryland and Manassas, Virginia for $12.0 million. The Baltimore terminal is connected to a third-party, refined product, common carrier pipeline and includes 13 refined product tanks with approximately 646,000 barrels of working storage capacity, located on 35 acres; one truck rack for shipping gasoline and distillate fuels via tanker truck; and one marine dock with two berths for receiving refined products. The Manassas terminal is connected to a third-party, refined product, common carrier pipeline and includes 7 refined product tanks with approximately 277,000 barrels of working storage capacity, located on 11 acres, and one truck rack for shipping gasoline and distillate fuels via tanker truck.

Eagle Point Logistics Assets Acquisition. On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20 million. The Eagle Point logistics assets consist of a crude oil and refined product ship and barge dock, a refined product truck rack, and a 4.5 mile, refined product pipeline from the Eagle Point refinery to the origin of the Harbor pipeline. In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M whereby they have agreed to minimum volumes on the truck rack upon completion of certain capital improvements, which were completed during the fourth quarter of 2004.

Wolverine, West Shore and Yellowstone Pipe Line Interest Acquisitions. On November 15, 2002, the Partnership acquired an entity whose assets included a 31.5 percent interest in Wolverine, a joint venture that owns a 721-mile refined product pipeline; a 9.2 percent interest in West Shore, a joint venture that owns a 652-mile refined product pipeline; and a 14.0 percent interest in Yellowstone, a joint venture that owns a 655-mile refined product pipeline, for $54 million in cash. On September 30, 2003, the Partnership acquired an additional 3.1 percent interest in West Shore for $3.7 million, increasing its overall ownership percentage to 12.3 percent.

West Texas Gulf Pipe Line Interest Acquisition. On November 15, 2002, the Partnership acquired a 43.8 percent interest in West Texas Gulf, a joint venture that owns a 579-mile crude oil pipeline, from an affiliate of Sunoco, Inc. for $10.6 million, including the issuance of 4,515 Partnership common units with a fair value at the date of issuance of $0.1 million. On January 1, 2005, the Partnership became the operator of this system.

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

Competition

As a result of the physical integration with Sunoco R&M’s refineries and the contractual relationship with Sunoco pursuant to the Omnibus Agreement and Sunoco R&M pursuant to agreements such as the pipelines and terminals storage and throughput agreement, management of the Partnership believes that it will not face significant competition for crude oil transported to the Philadelphia, Toledo, Tulsa, and Eagle Point refineries, or refined products transported from the Philadelphia, Marcus Hook, Toledo, and Eagle Point refineries, particularly during the term of the pipelines and terminals storage and throughput agreement with Sunoco R&M. For further information on this agreement, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Agreements with Sunoco R&M and Sunoco, Inc.” For the year ended December 31, 2004, Sunoco R&M accounted for approximately 51 percent of the Partnership’s total revenues.

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

Terminal Facilities

Historically, except for the Nederland Terminal, essentially all of the throughput at the Terminal Facilities segment has come from Sunoco R&M. Under the terms of the pipelines and terminals storage and throughput agreement and other agreements, the Partnership will continue to receive a significant portion of the throughput at these facilities from Sunoco R&M.

The 35 inland refined product terminals compete with other independent terminals regarding price, versatility, and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies, and distribution companies with marketing and trading activities.

The primary competitors for the Nederland Terminal are its refinery customers’ docks and other terminal facilities, located in the Beaumont, Texas area.

The Inkster Terminal’s primary competition comes from other nearby facilities located in Michigan and Windsor, Canada.

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

Partnership’s Option to Purchase Pipelines from Sunoco

Sunoco has transferred to the Partnership most of its pipeline, terminalling, storage, and related assets that support Sunoco R&M’s refinery operations. Sunoco has retained the assets described below:

•	Mid-Valley Pipeline. A subsidiary of Sunoco owns a 55 percent interest in the Mid-Valley Pipeline Company (a 50 percent voting interest), which owns and operates a 1,087-mile crude oil pipeline from Longview, Texas to Samaria, Michigan. The Mid-Valley pipeline serves a number of refineries in the Midwest United States.

•	Mesa Pipeline. A subsidiary of Sunoco owns an undivided 6 percent interest in the Mesa pipeline, an 80-mile crude oil pipeline from Midland, Texas to Colorado City, Texas. Mesa Pipeline connects to West Texas Gulf’s pipeline, which supplies crude oil to Mid-Valley.

•	Inland Pipeline. A subsidiary of Sunoco owns a 10 percent interest in Inland Corporation, which owns and operates a 611-mile refined products pipeline from Lima and Toledo, Ohio to Canton, Cleveland, Columbus, and Dayton, Ohio. This pipeline transports refined products for Sunoco R&M from its Toledo, Ohio refinery and for the other owners.

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

New DOT regulations, adopted in December 2000, require operators of hazardous liquid interstate pipelines to develop and follow a program to assess the integrity of all pipeline segments that could affect designated “high consequence areas”, including high population areas, drinking water and ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. The Partnership has prepared its own written Risk Based Integrity Management Program, identified the line segments that could impact high consequence areas and developed Baseline Assessment Plans. Management has completed the assessment of the highest risk 50 percent of line segments as of September 30, 2004, and expects that it will complete the full assessment of the remaining segments by March 31, 2008, the timeframe prescribed by the regulations.

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

Environmental Regulation

General

The Partnership’s operations are subject to complex federal, state, and local laws and regulations relating to the protection of health and the environment, including laws and regulations which govern the handling and release of crude oil and other liquid hydrocarbon materials, some of which are discussed below. Violations of environmental laws or regulations can result in the imposition of significant administrative, civil and criminal fines and penalties and, in some instances, injunctions banning or delaying certain activities. Management of the Partnership believes it is in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to frequent change at the federal, state and local levels, and the clear trend is to place increasingly stringent limitations on activities that may affect the environment.

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

In connection with the February 2002 IPO, and the contribution of pipeline and terminalling assets to the Partnership by affiliates of Sunoco, Inc., Sunoco agreed to indemnify the Partnership for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of, February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be the Partnership’s responsibility. The Partnership has agreed to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of the transferred assets occurring after February 8, 2002, and for environmental and toxic tort liabilities related to these assets to the extent Sunoco, Inc. is not required to indemnify the Partnership. Total future costs for environmental remediation activities will depend upon, among other things the extent of impact at each site, the timing and nature of required remedial actions, the technology available, and the determination of the Partnership’s liability at multi-party sites. As of December 31, 2004, all material environmental liabilities incurred by, and known to, the Partnership have been either covered by the environmental indemnification or reserved for by the Partnership within its financial statements.

Air Emissions

The Partnership’s operations are subject to the Clean Air Act, as amended, and comparable state and local statutes. The Partnership will be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission related issues. Although no assurances can be given, management of the Partnership believes implementation of the 1990 Clean Air Act Amendments will not have a material adverse effect on its financial condition or results of operations.

The Partnership’s customers, including Sunoco R&M, are also subject to, and affected by, environmental regulations. As a result of these regulations, Sunoco R&M could be required to make significant capital expenditures, operate these refineries at reduced levels, and pay significant penalties. It is uncertain what Sunoco, Inc.’s or Sunoco R&M’s responses to these emerging issues will be. Those responses could reduce Sunoco R&M’s obligations under the pipelines and terminals storage and throughput agreement, thereby reducing the Partnership’s throughput in its pipelines and terminals, cash flow, and ability to make distributions or satisfy its debt obligations.

Hazardous Substances and Waste

In the course of ordinary operations, the Partnership may generate waste that falls within the Comprehensive Environmental Response, Compensation, and Liability Act’s, referred to as CERCLA and also known as Superfund, definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. Costs for any such remedial actions, as well as any related claims, could have a material adverse effect on the Partnership’s maintenance capital expenditures and operating expenses to the extent not all are covered by the indemnity from Sunoco. For more information, please see “Environmental Remediation”.

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

The Partnership has experienced several petroleum releases for which it is not covered by an indemnity from Sunoco, Inc., and for which it is responsible for necessary assessment, remediation, and/or monitoring activities. Management of the Partnership estimates that the total aggregate cost of performing the currently anticipated assessment, monitoring, and remediation activities at these sites is not material in relation to its financial position at December 31, 2004. The Partnership has implemented an extensive inspection program to prevent releases of refined products or crude oil into the environment from its pipelines, gathering systems, and terminals. Any damages and liabilities incurred due to future environmental releases from the Partnership’s assets have the potential to substantially affect its business.

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

Some of the leases, easements, rights-of-way, permits, and licenses transferred to the Partnership upon the closing of the February 2002 IPO required the consent of the grantor to transfer these rights, which in some instances is a governmental entity. The Partnership has obtained or is in the process of obtaining third-party consents, permits, and authorizations sufficient for the transfer of the assets necessary to operate the business in all material respects. In management’s opinion, with respect to any consents, permits, or authorizations that have not been obtained, the failure to obtain them will not have a material adverse effect on the operation of the business.

The Partnership has satisfactory title to all of the assets contributed to it in connection with the February 2002 IPO, or is entitled to indemnification from Sunoco, Inc. under the Omnibus Agreement for title defects to these assets and for failures to obtain certain consents and permits necessary to conduct its business that arise within ten years after the closing of the February 2002 IPO. Record title to some of the assets may continue to be held by affiliates of Sunoco, Inc. until the Partnership has made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that were not obtained prior to the closing of the February 2002 IPO. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by the predecessor or the Partnership, in management’s opinion, none of these burdens should materially detract from the value of these properties or from the Partnership’s interest in these properties or should materially interfere with their use in the operation of its business. Further, the Partnership has satisfactory title to all assets acquired subsequent to the February 2002 IPO.

Employees

To carry out the Partnership’s operations, the general partner and its affiliates employed approximately 1,150 people at December 31, 2004 who provide direct support to the operations. Labor unions or associations represent approximately 650 of these employees at December 31, 2004. The general partner considers its employee relations to be good. The Partnership has no employees.

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

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco, Inc. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of the securityholders, through solicitation of proxies or otherwise, during fiscal 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

The Partnership’s common units were listed on the New York Stock Exchange under the symbol “SXL” beginning on February 5, 2002. Prior to February 5, 2002, the Partnership’s equity securities were not traded on any public trading market. At the close of business on February 8, 2005, there were 74 holders of record of the Partnership’s common units. These holders of record included the general partner with 3,455,095 common units registered in its name, and Cede & Co. with 9,237,543 common units registered to it.

The high and low closing sales price ranges (composite transactions) and distributions declared by quarter for 2003 and 2004 were as follows:

	2003			2004
	Unit Price		Declared Distributions(1)	Unit Price		Declared Distributions(1)
	High	Low		High	Low
1st	$25.95	$22.85	$0.4875	$42.20	$34.48	$0.5700
2nd	$30.75	$26.20	$0.5000	$39.75	$31.47	$0.5875
3rd	$32.45	$28.35	$0.5125	$39.36	$36.00	$0.6125
4th	$37.11	$30.80	$0.5500	$43.05	$38.75	$0.6250

(1)	Distributions were declared and paid within 45 days following the close of each quarter.

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

The Partnership also had 11,383,639 subordinated units issued as of December 31, 2004, all of which are held by the general partner and for which there is no established public trading market. During the subordination period the Partnership will, in general, pay cash distributions each quarter in the following manner:

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

The subordination period is generally defined as the period that ends on the first day of any quarter beginning after December 31, 2006 if (1) the Partnership has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four quarter periods; and (2) the adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable the Partnership to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2 percent general partner interest during those periods. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units. The Partnership has met the minimum quarterly distribution requirements on all outstanding units for each of the four quarter periods in 2002, 2003 and 2004. In addition, one-quarter of the subordinated units may convert to common units on a one-for-one basis after December 31, 2004, and one-quarter of the subordinated units may convert to common units on a one-for-one basis after December 31, 2005, if the Partnership meets the tests set forth in the partnership agreement. On February 15, 2005, 2,845,910 subordinated units, equal to one-quarter of the originally issued subordinated units held by the general partner, were converted to common units as the Partnership met the tests set forth in the partnership agreement.

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

As presented in the table below, if cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions”. The amounts shown in the table below under “Percentage of Distributions” are the percentage interests of the general partner and the unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Cash Distribution Amount per Unit,” until the available cash that is distributed reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

Quarterly Cash Distribution Amount per Unit	Percentage of Distributions
	Unitholders	General Partner
Up to minimum quarterly distribution ($0.45 per Unit)	98%	2%
Above $0.45 per Unit up to $0.50 per Unit	98%	2%
Above $0.50 per Unit up to $0.575 per Unit	85%	15%
Above $0.575 per Unit up to $0.70 per Unit	75%	25%
Above $0.70 per Unit	50%	50%

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

ITEM 6. SELECTED FINANCIAL DATA

On February 8, 2002, the Partnership completed an IPO and related transactions whereby it became the successor to Sunoco Logistics (Predecessor) (“Predecessor”), which consisted of a substantial portion of the wholly-owned logistics operations of Sunoco, Inc. and its subsidiaries. The selected financial and operating data presented is derived from the audited financial statements of Sunoco Logistics Partners L.P., which reflect the Predecessor for 2000 and 2001, the Partnership and Predecessor for 2002, and the Partnership for 2003 and 2004.

For the periods presented, Sunoco R&M was the primary or exclusive user of the refined product terminals, the Fort Mifflin Terminal Complex, and the Marcus Hook Tank Farm. Prior to January 1, 2002, most of the terminalling and throughput services provided by Sunoco Logistics (Predecessor) for Sunoco R&M’s refining and marketing operations were at fees that enabled the recovery of costs, but not to generate any operating income. Accordingly, historical earnings before interest expense, income tax expense, and depreciation and amortization (“EBITDA”) for those assets was equal to their depreciation and amortization. Sunoco Logistics Partners L.P. began charging Sunoco R&M fees for these services that are comparable to those charged in arm’s length, third-party transactions, generally effective January 1, 2002, using the terms included in a pipelines and terminals storage and throughput agreement entered into at the closing of the February 2002 IPO.

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

The following table should be read together with, and is qualified in its entirety by reference to, the financial statements and the accompanying notes of Sunoco Logistics Partners L.P. included in Item 8. “Financial Statements and Supplementary Data”. The table also should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SUNOCO LOGISTICS PARTNERS L.P.

	Predecessor		Partnership and Predecessor		Partnership
	Year Ended December 31,
	2000	2001	2002(1)		2003(2)		2004(3)
	(in thousands, except per unit and operating data)
Income Statement Data:
Revenues:
Sales and other operating revenue:
Affiliates	$1,301,079	$1,067,182	$1,147,721		$1,383,090		$1,751,612
Unaffiliated customers	507,532	545,822	676,307		1,274,383		1,699,673
Other income(4)	5,574	4,774	6,904		16,730		13,932

Total revenues	1,814,185	1,617,778	1,830,932		2,674,203		3,465,217

Costs and expenses:
Cost of products sold and operating expenses	1,699,541	1,503,156	1,690,896		2,519,160		3,307,480
Depreciation and amortization	20,654	25,325	31,334		27,157		31,933
Selling, general and administrative expenses	34,683	35,956	43,073		48,412		48,449

Total costs and expenses	1,754,878	1,564,437	1,765,303		2,594,729		3,387,862

Operating income	59,307	53,341	65,629		79,474		77,355
Net interest cost and debt expense	10,304	10,980	17,299		20,040		20,324

Income before income tax expense	49,003	42,361	48,330		59,434		57,031
Income tax expense	18,483	15,594	1,555		—		—

Net Income	$30,520	$26,767	$46,775		$59,434		$57,031

Net Income per limited partner unit:
Basic			$1.87	(5)	$2.55		$2.29

Diluted			$1.86	(5)	$2.53		$2.27

Cash distributions per unit to limited partners:(6)
Paid			$1.16		$1.9875		$2.32

Declared			$1.6475		$2.05		$2.395

Cash Flow Data:
Net cash provided by operating activities	$79,116	$27,238	$2,211		$97,212		$106,622
Net cash used in investing activities	$(77,292)	$(73,079)	$(85,273)		$(39,008)		$(95,583)
Net cash provided by/(used in) financing activities	$(1,824)	$45,841	$116,902		$(41,963)		$(8,460)
Capital expenditures:
Maintenance	$39,067	$53,628	$27,934		$30,850		$30,829
Expansion	18,854	19,055	77,439	(1)	10,226	(2)	64,754	(3)

Total capital expenditures	$57,921	$72,683	$105,373	(1)	$41,076	(2)	$95,583	(3)

EBITDA(7)	$79,961	$78,666	$96,963		$106,631		$109,288
Distributable Cash Flow(7)	$30,590	$14,058	$55,415		$61,055		$65,182
Balance Sheet Data (at period end):
Net properties, plants and equipment	$518,605	$566,359	$573,514		$583,164		$647,200
Total assets	$845,956	$789,201	$1,093,880		$1,181,006		$1,368,786
Total debt	$190,043	$144,781	$317,445		$313,136		$313,305
Total Partners’ Capital/ Net parent investment	$157,023	$274,893	$383,033		$403,758		$460,594
Operating Data (bpd):
Eastern Pipeline System total shipments (in thousands of barrel miles per day)(8)	54,911	55,198	56,768		55,324		59,173
Terminal Facilities throughput (bpd)	1,281,231	1,156,927	1,182,784		1,204,394		1,464,254
Western Pipeline System throughput(8) (bpd)	295,991	287,237	286,912		304,471		298,797
Crude oil purchases at wellhead (bpd)	172,839	174,182	189,277		193,176		186,827

(1)	On November 15, 2002, the Partnership acquired a company whose assets included equity interests in three products pipeline companies, consisting of a 31.5 percent interest in Wolverine Pipe Line Company, a 9.2 percent interest in West Shore Pipe Line Company, and a 14.0 percent interest in Yellowstone Pipe Line Company for $54.0 million. On November 15, 2002, the Partnership also acquired a 43.8 percent equity interest in West Texas Gulf Pipe Line Company for $10.6 million. The aggregate purchase price for these acquisitions has been included within the 2002 expansion capital expenditures. The equity income from these acquisitions has been included in the Partnership’s statements of income from the dates of their acquisition.
(2)	On September 30, 2003, the Partnership acquired an additional 3.1 percent ownership interest in West Shore for $3.7 million, increasing its overall ownership percentage to 12.3 percent. The purchase price for this acquisition has been included within the 2003 expansion capital expenditures, and the equity income has been included in the Partnership’s statements of income from the date of acquisition.
(3)	During the year ended December 31, 2004, the Partnership completed the following acquisitions: the Eagle Point logistics assets, which were purchased for $20.0 million on March 30, 2004; two refined product terminals located in Baltimore, Maryland and Manassas, Virginia, which were purchased for $12.0 million on April 28, 2004; an additional 33.3 percent undivided interest in the Harbor pipeline, which was acquired on June 28, 2004 for $7.3 million; and a refined product terminal located in Columbus, Ohio, which was purchased for $8.0 million on November 30, 2004. The aggregate purchase price for these acquisitions has been included within the 2004 expansion capital expenditures, and their results of operations have been included from their dates of acquisition.
(4)	Includes equity income from the investments in the following joint ventures: 9.4 percent in Explorer Pipeline Company and, from November 15, 2002, 31.5 percent in Wolverine Pipe Line Company, 9.2 percent in West Shore Pipe Line Company, 14.0 percent in Yellowstone Pipe Line Company, and 43.8 percent in West Texas Gulf Pipe Line Company. On September 30, 2003, the Partnership acquired an additional 3.1 percent ownership interest in West Shore, increasing the Partnership’s ownership percentage to 12.3 percent. Equity income from this investment has been included at this increased ownership percentage from this date forward.
(5)	Based on the portion of net income for 2002 applicable to the period from February 8, 2002 (the date of the IPO) through December 31, 2002, after deduction of the general partner’s interest in net income. Net income for the period from January 1, 2002 to February 7, 2002 totaled $3.4 million.
(6)	Cash distributions paid per unit to limited partners include payments made per unit during the period stated. Cash distributions declared per unit to limited partners include distributions declared per unit related to the quarters within the period stated. Declared distributions were paid within 45 days following the close of each quarter. The distributions for 2002 include a $0.26 per limited partner unit distribution for the first quarter, which represents the pro-rata portion of the $0.45 minimum quarterly distribution for the 52-day period from the date of the IPO, February 8, 2002, through March 31, 2002.
(7)	EBITDA and distributable cash flow provides additional information for evaluating the Partnership’s ability to make distributions to its unitholders and the general partner. The following table reconciles the difference between operating income, as determined under United States generally accepted accounting principles, and EBITDA and distributable cash flow (in thousands):

	Year Ended December 31,
	2000	2001	2002	2003	2004
Operating income	$59,307	$53,341	$65,629	$79,474	$77,355
Depreciation and amortization	20,654	25,325	31,334	27,157	31,933

EBITDA	79,961	78,666	96,963	106,631	109,288
Interest expense, net	(10,304)	(10,980)	(17,299)	(20,040)	(20,324)
Maintenance capital expenditures	(39,067)	(53,628)	(27,934)	(30,850)	(30,829)
Sunoco reimbursements	—	—	3,685	5,314	7,047

Distributable cash flow	$30,590	$14,058	$55,415	$61,055	$65,182

Management of the Partnership believes EBITDA and distributable cash flow information enhances an investor’s understanding of a business’s ability to generate cash for payment of distributions and other purposes. In addition, EBITDA is also used as a measure in the Partnership’s $250 million revolving credit facility in determining its compliance with certain covenants. However, there may be contractual, legal, economic or other reasons which may prevent the Partnership from satisfying principal and interest obligations with respect to indebtedness and may require the Partnership to allocate funds for other purposes. EBITDA and distributable cash flow do not represent and should not be considered alternatives to net income, operating income or cash flows from operating activities as determined under United States generally accepted accounting principles and may not be comparable to other similarly titled measures of other businesses.

(8)	Excludes amounts attributable to the equity ownership interests in corporate joint ventures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of Sunoco Logistics Partners L.P. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information.

Introduction

The Partnership is a Delaware limited partnership formed on October 15, 2001 to acquire, own, and operate, through its wholly-owned entities, refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets. The Partnership’s assets are located in the Northeast, Midwest and South Central United States. Most of these assets support Sunoco R&M, a wholly-owned refining and marketing subsidiary of Sunoco, Inc.

General

The Partnership conducts its business through three segments: the Eastern Pipeline System, the Terminal Facilities, and the Western Pipeline System. The Eastern Pipeline System primarily transports refined products in the Northeast and Midwest United States largely for four of Sunoco R&M’s refineries and transports crude oil in Ohio and Michigan. This system also includes the interrefinery pipeline between Sunoco R&M’s Marcus Hook and Philadelphia refineries and ownership interests in four refined product pipeline joint ventures located in the West and Midwest United States: 9.4 percent in Explorer Pipeline Company (“Explorer”), 31.5 percent in Wolverine Pipe Line Company (“Wolverine”), 12.3 percent in West Shore Pipe Line Company (“West Shore”), and 14.0 percent in Yellowstone Pipe Line Company (“Yellowstone”). The Terminal Facilities business includes a network of 35 refined product terminals in the Northeast and Midwest United States that distribute products primarily to Sunoco R&M’s retail outlets, the Nederland marine crude oil terminal on the Texas Gulf Coast, and a liquefied petroleum gas (“LPG”) storage facility in the Midwest. The Terminal Facilities business also owns and operates refinery-related assets, including one inland and two marine crude oil terminals and related pipelines that supply all of the crude oil processed by Sunoco R&M’s Philadelphia refinery, a refined product storage terminal used by Sunoco R&M’s Marcus Hook refinery, and a ship and barge dock through which Sunoco R&M’s Eagle Point refinery receives all of its crude oil and ships certain quantities of refined product. The Western Pipeline System owns and operates crude oil trunk and gathering pipelines and purchases and markets crude oil primarily in Oklahoma and Texas for Sunoco R&M’s Tulsa, Oklahoma and Toledo, Ohio refineries and for other customers. The Western Pipeline System also has a 43.8 percent equity ownership interest in West Texas Gulf Pipe Line Company (“West Texas Gulf”), a joint venture that owns a crude oil pipeline in Texas.

Eastern Pipeline System

Revenues for the Eastern Pipeline System are generated by charging shippers tariffs for transporting refined products and crude oil through the Partnership’s pipelines. The amount of revenue generated depends on the level of these tariffs and the throughput in the pipelines. When transporting barrels, a tariff is charged based on the point of origin and the ultimate destination, even if the barrel moves through more than one pipeline segment to reach its destination. For example, on the Philadelphia, Pennsylvania to Buffalo, New York pipeline segment, there are separate tariffs depending on whether the ultimate destination from Philadelphia is Rochester, New York or Buffalo, New York.

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

Terminal Facilities

Revenues for the Terminal Facilities are primarily generated by charging customers fees for terminalling and throughput services. The Partnership is charging Sunoco R&M fees for these services that are comparable to those charged in arm’s-length, third-party transactions using the terms included in a pipelines and terminals storage and throughput agreement with Sunoco R&M entered into at the closing of the February 2002 initial public offering (“IPO”). Under this agreement, Sunoco R&M pays the Partnership a minimum level of revenues for terminalling refined products and crude oil and agrees to certain minimum throughputs at the Inkster Terminal, Fort Mifflin Terminal Complex, and Marcus Hook Tank Farm. (See “Agreements with Sunoco R&M and Sunoco, Inc.” and Item 13. “Certain Relationships and Related Transactions”.)

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

Agreements with Sunoco R&M and Sunoco, Inc.

The Partnership has entered into several agreements with Sunoco, Inc., Sunoco R&M, and their affiliates as described below.

Pipelines and Terminals Storage and Throughput Agreement

Under this agreement, entered into upon the closing of the February 2002 IPO, Sunoco R&M is paying the Partnership fees generally comparable to those charged by third parties to:

•

transport on the refined product pipelines or throughput in the inland refined product terminals existing at the time of the agreement an amount of refined products that will produce at least $77.5 million of revenue for the contract year from March 1, 2004 to February 28, 2005, escalating at 1.67 percent each March 1 for the next two contract years. In addition, Sunoco R&M will pay the Partnership to transport on those refined product pipelines or throughput in those refined product terminals an amount of refined products that will produce at least $54.3 million of revenue in the contract year commencing March 1, 2007, and at least $55.2 million of revenue in the contract year commencing March 1, 2008. Sunoco R&M will pay the published tariffs on the pipelines and contractually agreed upon fees at the terminals. Based upon the prorated minimum amount noted, Sunoco R&M has exceeded the minimum revenue amount through December 31, 2004 and management of the Partnership expects Sunoco R&M to exceed the minimum amount under the agreement for the contract year from March 1, 2004 through February 28, 2005;

•	receive and deliver at least 130,000 bpd of refined products per year at the Marcus Hook Tank Farm for five years ending February 28, 2007. This throughput is an annual amount for the contract period from March 1 to February 28 for the term of the agreement. For the calendar year ended December 31, 2004, the Partnership received a fee of $0.1682 per barrel for the first 130,000 bpd and $0.0841 per barrel for volume in excess of 130,000 bpd. These fees escalate at the rate of 1.67 percent each January 1 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco R&M has exceeded the minimum throughput amount through December 31, 2004 and management of the Partnership expects Sunoco R&M to exceed the minimum throughput amount under the agreement for the contract year from March 1, 2004 through February 28, 2005;

•	store 975,734 barrels of LPG per contract year at the Inkster Terminal, which represents all of the LPG storage capacity at this facility. This storage is an annual amount for the contract period from April 1 to March 31 for the seven-year term of the agreement ending March 31, 2009. For the calendar year ended December 31, 2004, the Partnership received a fee of $2.117 per barrel of committed storage, a fee of $0.212 per barrel for receipts greater than 975,734 barrels per contract year and a fee of $0.212 per barrel for deliveries greater than 975,734 barrels per contract year. These fees will escalate at the rate of 1.875 percent each January 1 for the term of the agreement. Based upon the prorated minimum storage amount noted, Sunoco R&M has exceeded the minimum storage amount through December 31, 2004 and management of the Partnership expects Sunoco R&M to exceed the minimum storage amount under the agreement for the contract year from April 1, 2004 through March 31, 2005;

•	receive and deliver at least 290,000 bpd of crude oil or refined products per contract year at the Fort Mifflin Terminal Complex for seven years ending February 28, 2009. This throughput is an annual amount for the contract period from March 1 to February 28 for the term of the agreement. For the year ended December 31, 2004, the Partnership received a fee of $0.1682 per barrel for the first 180,000 bpd and $0.0841 per barrel for volume in excess of 180,000 bpd. These fees will escalate at the rate of 1.67 percent each January 1 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco R&M has exceeded the minimum throughput amount through December 31, 2004 and management of the Partnership expects Sunoco R&M to exceed the minimum throughput amount under the agreement for the contract year from March 1, 2004 through February 29, 2005; and

•	transport or cause to be transported an aggregate of at least 140,000 bpd of crude oil per contract year on the Marysville to Toledo, Nederland to Longview, Cushing to Tulsa, Barnsdall to Tulsa, and Bad Creek to Tulsa crude oil pipelines at the published tariffs for a term of seven years ending February 28, 2009. This throughput is an annual amount for the contract period from March 1 to February 28 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco R&M has exceeded the minimum throughput amount through December 31, 2004 and management of the Partnership expects Sunoco R&M to exceed the minimum throughput amount under the agreement for the contract year from March 1, 2004 through February 28, 2005.

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

There can be no assurance that Sunoco R&M will renew the pipelines and terminals storage and throughput agreement, or that, if renewed, the rates will be at or above the current rates. If Sunoco R&M does not extend or renew the pipelines and terminals storage and throughput agreement, the Partnership’s financial condition and results of operations may be adversely affected. The Partnership’s assets were constructed or purchased to service Sunoco R&M’s refining and marketing supply chain and are well-situated to suit Sunoco R&M’s needs. As a result, management of the Partnership would expect that even if this agreement is not renewed, Sunoco R&M would continue to use the pipelines and terminals. However, management cannot assure investors and other interested parties that Sunoco R&M will continue to use the Partnership’s facilities or that additional revenues can be generated from third parties.

Sunoco R&M’s obligations under this agreement do not terminate if Sunoco, Inc. and its affiliates no longer own the general partner. This agreement may be assigned by Sunoco R&M only with the consent of the Audit/Conflicts Committee of the general partner’s board of directors.

Omnibus Agreement

Coincident with the closing of the IPO on February 8, 2002, the Partnership entered into an Omnibus Agreement with Sunoco, Inc., Sunoco R&M, and the general partner that addresses the following matters:

•	Sunoco R&M’s obligation to reimburse the Partnership for specified operating expenses and capital expenditures or otherwise to complete certain tank maintenance and inspection projects;

•	the Partnership’s obligation to pay the general partner or Sunoco, Inc. an annual administrative fee, $8.4 million for the year ended December 31, 2004, for the provision by Sunoco, Inc. of certain general and administrative services;

•	Sunoco, Inc.’s and its affiliates’ agreement not to compete with the Partnership under certain circumstances;

•	the Partnership’s agreement to undertake to develop and construct or acquire an asset if requested by Sunoco, Inc.;

•	an indemnity by Sunoco, Inc. for certain environmental, toxic tort and other liabilities;

•	the Partnership’s obligation to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the initial public offering and for environmental and toxic tort liabilities related to the assets to the extent Sunoco, Inc. is not required to indemnify the Partnership; and

•	the Partnership’s option to purchase certain pipeline, terminalling, and storage assets retained by Sunoco, Inc. or its affiliates.

Reimbursement of Expenses and Completion of Certain Projects by Sunoco R&M. The Omnibus Agreement requires Sunoco R&M to:

•	reimburse the Partnership for any operating expenses and capital expenditures in excess of $8.0 million per year in each calendar year from 2002 to 2006 that are made to comply with the DOT’s pipeline integrity management rule, subject to a maximum aggregate reimbursement of $15.0 million over the five-year period ending December 31, 2006;

•	complete, at its expense, certain tank maintenance and inspection projects at the Darby Creek Tank Farm; and

•	reimburse the Partnership for up to $10.0 million of required expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements, including: cathodic protection upgrades at these facilities; raising tank farm pipelines above ground level at these facilities; and repairing or demolishing two riveted tanks at the Marcus Hook Tank Farm.

The Partnership is reflecting outlays for these programs as operating expenses or capital expenditures, as appropriate. Capital expenditures are depreciated over their useful lives. Reimbursements by Sunoco R&M are reflected as capital contributions to Partners’ Capital within the Partnership’s balance sheets.

For the years ended December 31, 2002, 2003 and 2004, the Partnership was reimbursed $0.7 million, $1.9 million and $2.1 million, respectively, by Sunoco R&M for maintenance capital expenditures and operating expenses incurred in excess of $8.0 million to comply with the DOT’s pipeline integrity management rule. At December 31, 2004, the Partnership has received a cumulative reimbursement of $4.7 million in regard to the $15.0 million maximum reimbursement over the five-year period for compliance expenditures related to the DOT’s pipeline integrity management rule. For the year ended December 31, 2002, the Partnership was also reimbursed $2.1 million by Sunoco R&M for certain tank maintenance and inspection capital expenditures at the Darby Creek Tank Farm. There were no amounts expended for these tank maintenance and inspection projects at the Darby Creek Tank Farm during 2003 or 2004. For the years ended December 31, 2002, 2003 and 2004, the Partnership was reimbursed by Sunoco R&M for expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. These expenditures, which were recorded as maintenance capital and operating expenses, were as follows:

	Partnership and Predecessor	Partnership
	Year Ended December 31,
	2002	2003	2004
	(in thousands of dollars)
Maintenance capital	$534	$2,982	$4,140
Operating expenses	351	467	540

	$885	$3,449	$4,680

At December 31, 2004, the Partnership has received a cumulative reimbursement of $9.0 million relative to the $10.0 million maximum reimbursement for compliance expenditures at the Marcus Hook Tank Farm and the

Darby Creek Tank Farm. The aggregate amounts reimbursed related to all of the previously mentioned provisions of the Omnibus Agreement were $3.7 million, $5.3 million and $6.8 million for the years ended December 31, 2002, 2003 and 2004, respectively.

General and Administrative Services Fee. Prior to the February 2002 IPO, Sunoco allocated a portion of its general and administrative expenses to its pipeline, terminalling, and storage operations to cover costs of certain corporate services. Prior to the IPO, such expenses were based on amounts negotiated between the parties, which approximated Sunoco’s cost of providing such services. Under the Omnibus Agreement, the Partnership pays Sunoco, Inc. or the general partner an annual administrative fee that includes expenses incurred by Sunoco, Inc. and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee does not include the costs of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner (including senior executives), or the cost of their employee benefits. The Partnership has no employees, and reimburses Sunoco, Inc. and its affiliates for these costs and other direct expenses incurred on the Partnership’s behalf. In addition, the Partnership has incurred additional general and administrative costs, including costs related to operating as a separate publicly held entity, such as costs for tax return preparation, annual and quarterly reports to unitholders, and investor relations and registrar and transfer agent fees, as well as incremental insurance costs.

Selling, general and administrative expenses in the statements of income include costs related to the provision of these centralized corporate functions and allocation of shared insurance costs of $10.2 million, $10.9 million, and $10.9 million for the years ended December 31, 2002, 2003 and 2004, respectively. The Partnership’s and Predecessor’s share of allocated Sunoco employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits, was $19.6 million, $20.6 million, and $21.0 million for the years ended December 31, 2002, 2003 and 2004, respectively. The Partnership also began incurring additional general and administrative costs from the date of the IPO, including costs for tax registrar and transfer agent fees, and other costs related to operating as a separate publicly held entity.

Under the terms of the agreement, the amount of the general and administrative services fee was increased in the second and third years following the initial public offering by the lesser of 2.5 percent or the consumer price index for the applicable year. The fee for the annual period ended December 31, 2004 was $8.4 million. These costs could have been increased if the Partnership consummated an acquisition or constructed additional assets that required an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco, Inc. The general partner, with the approval and consent of its Audit/Conflicts Committee, also has the right to agree to further increases in connection with expansion of the operations through the acquisition or construction of new assets or businesses that require an increase in the level of general and administrative services received by the Partnership. After this three-year period, the general partner will determine the general and administrative expenses to be allocated to the Partnership. In January 2005, the parties extended the term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) by one year. The annual Administrative Fee applicable to this one-year extension is $8.4 million. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2005, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or other third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted.

Development or Acquisition of an Asset by the Partnership. The Omnibus Agreement contains a provision pursuant to which Sunoco, Inc. may at any time propose to the Partnership that it undertake a project to develop and construct or acquire an asset. If the general partner determines in its good faith judgment, with the concurrence of its Audit/Conflicts Committee, that the project, including the terms on which Sunoco, Inc. would agree to use such asset, will be beneficial on the whole and that proceeding with the project will not effectively preclude the Partnership from undertaking another project that will be more beneficial to the Partnership, the Partnership will be required to use commercially reasonable efforts to finance, develop, and construct or acquire the asset.

Noncompetition. Sunoco, Inc. agreed, and will cause its affiliates to agree, for so long as Sunoco, Inc. controls the general partner, not to engage in, whether by acquisition or otherwise, the business of purchasing crude oil at the wellhead or operating crude oil pipelines or terminals, refined products pipelines or terminals, or LPG terminals in the continental United States. This restriction does not apply to:

•	any business operated by Sunoco, Inc. or any of its subsidiaries at the closing of the initial public offering;

•	any logistics asset constructed by Sunoco, Inc. or any of its subsidiaries within a manufacturing or refining facility in connection with the operation of that facility;

•	any business that Sunoco, Inc. or any of its subsidiaries acquires or constructs that has a fair market value of less than $5.0 million; and

•	any business that Sunoco, Inc. or any of its subsidiaries acquires or constructs that has a fair market value of $5.0 million or more if the Partnership has been offered the opportunity to purchase the business for fair market value not later than six months after completion of such acquisition or construction, and the Partnership declines to do so with the concurrence of the Audit/Conflicts Committee.

In addition, the limitations on the ability of Sunoco, Inc. and its affiliates to compete with the Partnership will terminate upon a change of control of Sunoco, Inc.

Options to Purchase Assets Retained by Sunoco, Inc. The Omnibus Agreement also contains the terms under which the Partnership has the option to purchase Sunoco, Inc.’s direct or indirect interests in Mid-Valley Pipeline Company, Mesa Pipeline and Inland Corporation, as well as the Icedale pipeline, as described under “Business – Pipeline, Terminalling, and Storage Assets Retained by Sunoco, Inc.”

Indemnification. Under the Omnibus Agreement, Sunoco, Inc. has agreed to indemnify the Partnership for 30 years after the closing of the February 2002 IPO against certain environmental and toxic tort liabilities associated with the operation of the assets and occurring before the closing date of the February 2002 IPO. This indemnity obligation will be reduced by 10 percent per year beginning with the 22nd year after the closing of the February 2002 IPO. The Partnership has agreed to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the February 2002 IPO and for environmental and toxic tort liabilities related to the assets to the extent Sunoco, Inc. is not required to indemnify the Partnership. Please read “Environmental Matters” and “Business—Environmental Regulation—Environmental Remediation” for a further description of these provisions.

Sunoco, Inc. has also agreed to indemnify the Partnership for liabilities relating to:

•	the assets contributed, other than environmental and toxic tort liabilities, that arise out of the operation of the assets prior to the closing of the February 2002 IPO and that are asserted within ten years after the closing of the IPO;

•	certain defects in title to the assets contributed and failure to obtain certain consents and permits necessary to conduct the business that arise within ten years after the closing of the February 2002 IPO;

•	legal actions related to the period prior to the February 2002 IPO currently pending against Sunoco, Inc. or its affiliates; and

•	events and conditions associated with any assets retained by Sunoco, Inc. or its affiliates.

Interrefinery Lease Agreement

Under a 20-year lease agreement entered into by the Partnership and Sunoco R&M upon the closing of the February 2002 IPO, Sunoco R&M leases the Partnership’s 58 miles of interrefinery pipelines between Sunoco R&M’s Philadelphia and Marcus Hook refineries for an annual fee which escalates at 1.67 percent each January 1st for the term of the agreement. The annual fee for the year ended December 31, 2004 was $5.3 million. These fees are recorded as revenue within the Partnership’s statements of income.

The lease agreement also requires Sunoco R&M to reimburse the Partnership for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. For the year ended December 31, 2004, the Partnership incurred maintenance capital expenditures of $0.1 million under this provision within the agreement and was reimbursed by Sunoco R&M. The reimbursement was recorded as a capital contribution to Partners’ Capital within the Partnership’s balance sheet.

Crude Oil Purchase Agreement

The Partnership has agreements with Sunoco R&M whereby Sunoco R&M purchases from the Partnership, at market-based rates, particular grades of crude oil that are purchased by the crude oil acquisition and marketing business. These agreements automatically renew on a monthly basis unless terminated by either party on 30 days’ written notice. For the years ended December 31, 2002, 2003 and 2004, Sunoco R&M has purchased all the barrels offered pursuant to these agreements and has not indicated that it intends to terminate these agreements.

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

Subsequent to the closing of the February 2002 IPO, the Partnership entered into the following significant agreements with Sunoco R&M and Sunoco, Inc.:

Eagle Point Logistics Assets Purchase and Throughput Agreements

On March 30, 2004, the Partnership entered into a purchase agreement with Sunoco R&M to acquire the Eagle Point refinery logistics assets for $20 million. The purchase agreement requires Sunoco R&M to reimburse the Partnership for certain maintenance capital and expense expenditures incurred regarding the assets acquired, as defined, up to $5.0 million within the first 10 years of the closing of the transaction. For the year ended December 31, 2004, the Partnership incurred maintenance capital expenditures of $0.1 million under this provision within the agreement and was reimbursed by Sunoco R&M. The reimbursement was recorded as a capital contribution to Partners’ Capital within the Partnership’s balance sheet.

In connection with the acquisition, the Partnership also entered into a throughput agreement with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under this agreement that are comparable to those charged in arm’s length, third-party transactions. The throughput agreement requires Sunoco R&M to maintain minimum volumes on the truck rack acquired in this transaction upon completion of certain capital improvements that were completed during the fourth quarter of 2004.

Unit Redemption and Equity Offering Cost-Sharing Agreements

In April 2004, the Partnership sold 3.4 million common units in a public offering as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Offerings”. In connection with this common unit offering, the Partnership entered into an agreement with Sunoco whereby the Partnership would utilize a partial amount of the offering proceeds to redeem common units held by Sunoco at a price per unit equal to the public offering price per unit after the underwriters’ commissions. As a result, the Partnership redeemed approximately 2.2 million common units from Sunoco for $82.7 million. The Partnership and Sunoco also entered into an agreement whereby Sunoco agreed to reimburse the Partnership for transaction costs it incurred based upon the percentage that Sunoco’s net redemption proceeds received represented of the total gross proceeds of the Partnership’s offering (64.2 percent). Reimbursement of these costs of $0.4 million occurred during the fourth quarter of 2004 when the transaction costs were finalized and was accounted for as an increase to Partners’ Capital within the Partnership’s balance sheet.

Other Agreements

The Partnership has also entered into various other agreements with Sunoco, Inc., Sunoco R&M and their affiliates, including throughput agreements regarding certain acquired assets or improvements or expansions at existing assets which are not covered within the pipelines and terminals storage and throughput agreement. Although these agreements did not result from arm’s-length negotiations, management of the Partnership believes the terms of these agreements to be comparable to those that could be negotiated with an unrelated third party.

Results of Operations

	Partnership and Predecessor	Partnership
	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Statements of Income
Sales and other operating revenue:
Affiliates	$1,147,721	$1,383,090	$1,751,612
Unaffiliated customers	676,307	1,274,383	1,699,673
Other income	6,904	16,730	13,932

Total revenues	1,830,932	2,674,203	3,465,217

Cost of products sold and operating expenses	1,690,896	2,519,160	3,307,480
Depreciation and amortization	31,334	27,157	31,933
Selling, general and administrative expenses	43,073	48,412	48,449

Total costs and expenses	1,765,303	2,594,729	3,387,862

Operating income	65,629	79,474	77,355
Net interest expense	17,299	20,040	20,324
Income before income tax expense	48,330	59,434	57,031
Income tax expense	1,555	—	—

Net income	$46,775	$59,434	$57,031

Segment Operating Income:
Eastern Pipeline System
Sales and other operating revenue:
Affiliate	$72,173	$72,533	$72,500
Unaffiliated customers	22,865	21,628	24,939
Other income	6,925	12,147	11,701

Total revenues	101,963	106,308	109,140

Operating expenses	42,982	40,000	45,769
Depreciation and amortization	15,051	10,630	11,005
Selling, general and administrative expenses	16,772	18,560	18,077

Total costs and expenses	74,805	69,190	74,851

Operating income	$27,158	$37,118	$34,289

Terminal Facilities
Sales and other operating revenue:
Affiliates	$55,971	$60,060	$71,203
Unaffiliated customers	31,914	31,608	34,749
Other income	2	1,146	16

Total revenues	87,887	92,814	105,968

Operating expenses	35,568	38,521	45,011
Depreciation and amortization	11,113	10,925	15,115
Selling, general and administrative expenses	12,367	12,913	13,036

Total costs and expenses	59,048	62,359	73,162

Operating income	$28,839	$30,455	$32,806

Western Pipeline System
Sales and other operating revenue:
Affiliates	$1,019,577	$1,250,497	$1,607,909
Unaffiliated customers	621,528	1,221,147	1,639,985
Other income/(loss)	(23)	3,437	2,215

Total revenues	1,641,082	2,475,081	3,250,109

Cost of products sold and operating expenses	1,612,346	2,440,639	3,216,700
Depreciation and amortization	5,170	5,602	5,813
Selling, general and administrative expenses	13,934	16,939	17,336

Total costs and expenses	1,631,450	2,463,180	3,239,849

Operating income	$9,632	$11,901	$10,260

Operating Highlights

	Partnership and Predecessor	Partnership
	Year Ended December 31,
	2002	2003	2004
Eastern Pipeline System(1):
Total shipments (barrel miles per day)(2)	56,768,267	55,323,880	59,173,047
Revenue per barrel mile (cents)	0.459	0.466	0.450
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	272,784	283,071	340,675
Nederland Terminal	437,381	441,701	487,828
Fort Mifflin Terminal Complex	322,611	322,389	336,555
Marcus Hook Tank Farm	150,008	157,233	144,724
Eagle Point Dock(3)	—	—	204,105
Western Pipeline System(1):
Crude oil pipeline throughput (bpd)	286,912	304,471	298,797
Crude oil purchases at wellhead (bpd)	189,277	193,176	186,827
Gross margin per barrel of pipeline throughput (cents)(4)	22.5	22.9	23.2

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Acquired on March 30, 2004. Amount for 2004 represents throughput for the period from the date of acquisition through December 31, 2004, divided by the number of days in that period.
(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Year Ended December 31, 2004 versus Year Ended December 31, 2003

Analysis of Statements of Income

Net income was $57.0 million for the year ended December 31, 2004 as compared with $59.4 million for the prior year, a decrease of $2.4 million. This decrease was primarily the result of higher Eastern Pipeline System and Terminal Facilities operating and maintenance expenses, lower volumes at the Eastern Pipeline System as a result of turnarounds at Sunoco, Inc.’s Toledo refinery in March 2004 and Marcus Hook refinery in September 2004, higher depreciation and amortization due to accelerating depreciation expense related to certain refined product terminal system assets, the absence in the current period of a gain on settlement of a claim at the Nederland Terminal, lower equity income from the corporate joint venture interests, and costs related to complying with Sarbanes-Oxley. Partially offsetting these items were higher revenues from the Terminal Facilities and Eastern Pipeline System and the operating results from the acquisitions completed during 2004 (see Item 1. “Business—Acquisitions”).

Sales and other operating revenue totaled $3,451.3 million for the year ended December 31, 2004 as compared with $2,657.5 million for the prior year, an increase of $793.8 million. This increase was largely attributable to an increase in crude oil prices, partially offset by a decline in lease acquisition and bulk volumes. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $41.34 per barrel for 2004 from $31.02 per barrel for the prior year. Other income decreased $2.8 million from the prior year to $13.9 million for 2004 due principally to lower equity income from the corporate joint venture interests and the absence in the current period of a gain on settlement of a claim at the Nederland Terminal.

Total costs of products sold and operating expenses increased $788.3 million to $3,307.5 million for the year ended December 31, 2004 from $2,519.2 million for the prior year due primarily to the increase in crude oil prices, partially offset by a decline in lease acquisition and bulk volumes described previously. Depreciation and amortization increased $4.8 million to $31.9 million for 2004 due primarily to $1.8 million of accelerating depreciation related to certain refined product terminal system assets related to an equipment upgrade program and depreciation expense on the assets acquired during 2004. The refined product terminal equipment upgrade program will enhance the services provided by the Partnership to existing customers and will facilitate obtaining additional third-party business.

Net interest expense was $20.3 million for the year ended December 31, 2004, a $0.3 million increase from the prior year due principally to a decrease in capitalized interest.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System was $34.3 million for the year ended December 31, 2004 compared with $37.1 million for the prior year. The $2.8 million decrease was the result of a $5.7 million increase in total costs and expenses and a $0.4 million decrease in other income, partially offset by a $3.3 million increase in sales and other operating revenue. Sales and other operating revenue increased to $97.4 million for 2004 as a result of an increase in total shipments, partially offset by lower revenue per barrel mile. The increase in shipments was primarily the result of higher refined product throughput on the Harbor pipeline due to the acquisition of the additional one-third ownership interest and higher crude oil throughput on the Marysville to Toledo pipeline, partially offset by a decline in volumes as a result of planned turnarounds at Sunoco, Inc.’s Toledo refinery in March 2004 and Marcus Hook refinery in September 2004. The decrease in other income to $11.7 million for 2004 was due to lower equity income from the interests in corporate joint ventures. The increase in total costs and expenses to $74.9 million for 2004 from $69.2 million for the prior year was principally due to an increase in scheduled maintenance costs, the inclusion of an additional one-third ownership interest in the Harbor pipeline, and higher fuel and power costs associated with the increase in volumes.

Terminal Facilities

The Terminal Facilities business segment experienced a $2.3 million increase in operating income to $32.8 million for the year ended December 31, 2004 compared with $30.5 million for the prior year. This increase was due mainly to a $14.3 million increase in sales and other operating revenue, partially offset by a $10.8 million increase in total costs and expenses and a $1.1 million decrease in other income. The increase in sales and other operating revenue to $106.0 million for 2004 compared with $91.7 million for the prior year was principally due to the acquisitions completed during 2004, an increase in the Nederland Terminal’s volumes, and higher volumes at the refined product terminals and the Fort Mifflin Terminal Complex. The Nederland Terminal’s volumes increased from the prior year due to a full year’s utilization in 2004 of two new tanks constructed in 2003 and higher utilization of tankage caused by improved market conditions for crude oil imports. Other income decreased $1.1 million from the prior year due mainly to the prior year gain recognized on the settlement of a claim at the Nederland Terminal.

The increase in total costs and expenses was due mainly to a $6.5 million increase in operating expenses and a $4.2 million increase in depreciation and amortization. Operating expenses increased to $45.0 million for 2004 from $38.5 million for the prior year due principally to expenses associated with the acquired assets, non-routine dredging activity on the Delaware River at the Fort Mifflin Terminal docks, and an increase in scheduled tank maintenance costs at the Nederland Terminal and the refined product terminals. Depreciation and amortization increased to $15.1 million for 2004 due primarily to accelerating depreciation of certain refined product terminal assets mentioned previously and depreciation on the assets acquired.

Western Pipeline System

Operating income for the Western Pipeline System was $10.3 million for the year ended December 31, 2004 compared with $11.9 million for the prior year. The $1.6 million decrease was primarily the result of a $1.2 million decrease in other income. Sales and other operating revenue and cost of products sold and operating expenses increased for the year ended December 31, 2004 compared with the prior year due principally to an increase in crude oil prices, partially offset by a decline in lease acquisition and bulk volumes mentioned previously. Other income decreased to $2.2 million for 2004 due mainly to lower equity income from the interest in West Texas Gulf Pipe Line due to a decline in demand for domestic crude oil transported on this pipeline from the prior year and the temporary shutdown of a significant connecting pipeline due to planned refinery turnarounds during the first half of 2004.

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

Liquidity and Capital Resources

General

Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At December 31, 2004, the Partnership had working capital of $34.9 million and available borrowing capacity under the Credit Facility of $185.5 million (see “Credit Facility”). The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $94.5 million at December 31, 2004.

On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed $500 million universal shelf registration statement, of which approximately $364.9 million remains available. The sale of the units resulted in net proceeds of $128.7 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $82.7 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of two refined product terminals for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2.0 percent general partner interest. After the redemption of its units, Sunoco’s ownership interest in the Partnership decreased from 75.3 percent to 62.6 percent, including its 2.0 percent general partner interest.

On November 22, 2004, the Partnership entered into a new five-year, $250 million Revolving Credit Facility. This Credit Facility replaces the previous credit agreement, which was scheduled to mature on January 31, 2005. At December 31, 2004, there was $64.5 million drawn under the Credit Facility.

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

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the years ended December 31, 2002, 2003 and 2004 was $2.2 million, $97.2 million, and $106.6 million, respectively. Net cash provided by operating activities for 2004 was primarily generated by net income of $57.0 million, depreciation and amortization of $31.9 million, and a decrease in working capital of $13.5 million. Net cash provided by operating activities for 2003 was primarily generated by net income of $59.4 million, depreciation and amortization of $27.2 million, and a decrease in working capital of $5.3 million. Net cash provided by operating activities for 2002 principally includes net income of $46.8 million and depreciation and amortization of $31.3 million, partially offset by an increase in working capital of $74.1 million. The increase in net cash provided by operating activities of $9.4 million from

2004 to 2003 was primarily attributable to an increase in cash provided by working capital mainly due to an increase in the price of crude oil. The increase in net cash provided by operating activities of $95.0 million from 2002 to 2003 was primarily attributable to an increase in cash provided by working capital and an increase in net income. The change in working capital between 2002 and 2003 was due mainly to an increase in working capital in 2002 related to the replacement of working capital that was not contributed by Sunoco to the Partnership upon formation. The net proceeds of the IPO were used to replenish this working capital. The working capital not contributed consisted principally of $81.0 million of affiliated-company accounts receivable and $13.5 million of crude oil inventory.

Net cash used in investing activities for the years ended December 31, 2002, 2003, and 2004 was $85.3 million, $39.0 million and $95.6 million, respectively. Capital expenditures were $40.8 million in 2002, $37.4 million in 2003, and $46.4 million in 2004. During 2004, the Partnership completed the following acquisitions: the Eagle Point logistics assets, which were purchased for $20.0 million; two refined product terminals located in Baltimore, Maryland and Manassas, Virginia, which were purchased for $12.0 million; an additional 33.3 percent undivided interest in the Harbor pipeline, which was acquired for $7.3 million; and a refined product terminal located in Columbus, Ohio, which was purchased for approximately $8.0 million. During 2003, the Partnership acquired an additional 3.1 percent corporate joint venture interest in West Shore for $3.7 million. During 2002, the Partnership acquired equity ownership interests in four corporate joint venture pipeline companies for an aggregate purchase price of $64.5 million in cash and $0.1 million in Partnership common units, consisting of $54.0 million for a 31.5 percent interest in Wolverine, a 9.2 percent interest in West Shore, and a 14.0 percent interest in Yellowstone and $10.6 million for a 43.8 percent interest in West Texas Gulf. The only other significant investing transaction in the three-year period was the repayment of a loan to The Claymont Investment Company, a wholly-owned subsidiary of Sunoco, for $20.0 million in 2002.

Net cash provided by/(used in) financing activities for the years ended December 31, 2002, 2003, and 2004 was $116.9 million, ($42.0) million and ($8.5) million, respectively. For the year ended December 31, 2004, the $8.5 million of net cash used in financing activities was due to the $82.7 million redemption of approximately 2.2 million common units from Sunoco, $57.5 million of cash distributions paid to the limited partners and general partner, and net advances to affiliate of $5.1 million, partially offset by $128.7 million of net proceeds from the sale of 3.4 million common units in April 2004, $7.0 million of capital contributions from an affiliate, and a $1.0 million net contribution from the general partner to maintain its 2.0 percent ownership interest after the sale of common units. For the year ended December 31, 2003, the $42.0 million of net cash used in financing activities was primarily due to $46.2 million of distributions paid to limited partners and the general partner and $4.5 million of repayments of long-term debt related to a note payable to a third party, partially offset by net collections of $3.4 million of advances to affiliate and $5.3 million of capital contributions from Sunoco. For the year ended December 31, 2002, the $116.9 million of net cash provided by financing activities was due to net proceeds of $96.5 million from the IPO, $64.5 million of borrowings under the Credit Facility to fund the acquisitions noted earlier, and $43.9 million of capital contributions from Sunoco, partially offset by a $50.0 million repayment of long-term debt due an affiliate, $26.9 million of distributions paid to limited partners and the general partner and net advances to affiliates of $10.7 million. In addition, net proceeds of $244.8 million from the issuance of the Senior Notes in conjunction with the IPO were distributed to Sunoco. For a more detailed discussion of the IPO and related transactions, see “Initial Public Offering” and “Senior Notes” in this section.

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s balance sheets at December 31, 2003 and 2004 represent amounts due from Sunoco under this agreement.

Capital Requirements

The pipeline, terminalling, and crude oil storage operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

•	Maintenance capital expenditures, such as those required to maintain equipment reliability, tankage, and pipeline integrity and safety, and to address environmental regulations; and

•	Expansion capital expenditures to acquire complementary assets to grow the business and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures, including amounts paid for acquisitions, for the years presented:

	Partnership and Predecessor		Partnership
	Year Ended December 31,
	2002		2003		2004
	(in thousands of dollars)
Maintenance	$27,934		$30,850		$30,829
Expansion	77,439	(1)	10,226	(2)	64,754	(3)

Total	$105,373		$41,076		$95,583

(1)	Includes the acquisition of the interests in four corporate joint venture pipeline companies for an aggregate purchase price of $64.6 million, including the issuance of $0.1 million in Partnership common units.
(2)	Includes the acquisition of an additional interest in one of its corporate joint venture pipeline interests for $3.7 million.
(3)	Includes the following acquisitions: $20.0 million for the Eagle Point logistics assets; $12.0 million for two refined product terminals located in Baltimore, Maryland and Manassas, Virginia; $7.3 million for an additional 33.3 percent undivided joint venture interest in the Harbor pipeline; and $8.0 million for a refined product terminal located in Columbus, Ohio.

Maintenance capital expenditures for the years ended December 31, 2002, 2003 and 2004 were $27.9 million, $30.9 million, and $30.8 million, respectively. Maintenance capital expenditures primarily consist of recurring expenditures at each of the business segments such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations. In addition to these recurring projects, maintenance capital includes certain expenditures for which the Partnership received reimbursement from Sunoco R&M under the terms of agreements between the parties discussed below. The year ended December 31, 2003 also includes $1.8 million of expenditures for the replacement of assets at the Nederland Terminal related to the May 2003 third-party natural gas pipeline release. The Partnership received reimbursement in 2003 for these costs and other expenses as settlement of the claim related to this incident. Management expects maintenance capital expenditures to be approximately $27.5 million in 2005, excluding amounts management expects to receive as reimbursement from Sunoco R&M in accordance with the terms of certain agreements.

Expansion capital expenditures for the years ended December 31, 2002, 2003 and 2004 were $77.4 million, $10.2 million and $64.8 million, respectively. Expansion capital expenditures for the year ended December 31, 2004 principally includes the following acquisitions: the Eagle Point logistics assets, which were purchased for $20.0 million on March 30, 2004; two refined product terminals located in Baltimore, Maryland and Manassas, Virginia, which were purchased for $12 million on April 28, 2004; an additional 33.3 percent undivided interest in the Harbor pipeline, which was acquired on June 28, 2004 for $7.3 million; and a refined product terminal located in Columbus, Ohio, which was purchased for $8.0 million on November 30, 2004. Expansion capital expenditures for 2004 also includes multiple pipeline connections and new truck stations. Expansion capital expenditures for the year ended December 31, 2003 includes the purchase of an additional 3.1 percent interest in West Shore Pipe Line Company for $3.7 million, increasing the Partnership’s overall ownership interest to 12.3 percent, and the completion of the construction of two new tanks and a new pump station at the Nederland Terminal. The new tanks added approximately 1.3 million barrels of storage capacity to the terminal. Expansion capital expenditures for the year ended December 31, 2002 includes the acquisition of the four corporate joint venture pipeline interests for an aggregate purchase price of $64.6 million, the construction of the two Nederland tanks previously mentioned, the construction of multiple vapor combustion units at the Nederland Terminal, and pipeline meter modifications at the Eastern Pipeline System to improve throughput efficiency. Management of the Partnership anticipates pursuing both further acquisitions and growth projects similar to those mentioned in the future.

Omnibus Agreement Expenditures

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

For the years ended December 31, 2002, 2003 and 2004, the Partnership was reimbursed $0.7 million, $1.9 million and $2.1 million, respectively, by Sunoco R&M for maintenance capital expenditures and operating expenses incurred in excess of $8.0 million to comply with DOT’s pipeline integrity management rule. At December 31, 2004, the Partnership has received a cumulative reimbursement of $4.7 million in regard to the $15.0 million maximum reimbursement over the five-year period for compliance expenditures related to the DOT’s pipeline integrity management rule. For the year ended December 31, 2002, the Partnership also was reimbursed $2.1 million by Sunoco R&M for certain tank maintenance and inspection capital expenditures at the Darby Creek Tank Farm. There were no amounts expended for these tank maintenance and inspection projects at the Darby Creek Tank Farm during 2003 and 2004. For the years ended December 31, 2002, 2003 and 2004, the Partnership was reimbursed by Sunoco R&M for expenditures at the Marcus Hook Tank Farm and the Darby Creek Farm to maintain compliance with existing industry standards and regulatory requirements. These expenditures, which were recorded as maintenance capital and operating expenses, were as follows:

	Partnership and Predecessor	Partnership
	Year Ended December 31,
	2002	2003	2004
	(in thousands of dollars)
Maintenance capital	$534	$2,982	$4,140
Operating expenses	351	467	540

	$885	$3,449	$4,680

At December 31, 2004, the Partnership has received a cumulative reimbursement of $9.0 million relative to the $10 million maximum reimbursement for compliance expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm. The aggregate amounts reimbursed related to all of the previously mentioned provisions of the Omnibus Agreement of $3.7 million, $5.3 million and $6.8 million for the years ended December 31, 2002, 2003 and 2004, respectively, by Sunoco R&M related to these projects were recorded as capital contributions to Partners’ Capital within the Partnership’s balance sheets.

Interrefinery Lease Agreement and Eagle Point Purchase Agreement Expenditures

Under the terms of the Interrefinery Lease Agreement, Sunoco R&M is required to reimburse the Partnership for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. The Eagle Point purchase agreement requires Sunoco R&M to reimburse the Partnership for certain maintenance capital and expense expenditures incurred regarding the assets acquired, as defined, up to $5.0 million within the first 10 years of closing of the transaction. For the year ended December 31, 2004, the Partnership incurred maintenance capital expenditures of $0.2 million under provisions within these agreements and was reimbursed by Sunoco R&M. The reimbursements were recorded as capital contributions to Partners’ Capital within the Partnership’s balance sheet.

The Partnership expects to fund capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of:

•	borrowing under the Credit Facility discussed below and other borrowings; and

•	issuance of additional common units.

Contractual Obligations

The following table sets forth the aggregate amount of long-term debt maturities (including interest commitments based upon the interest rate in effect at December 31, 2004), annual rentals applicable to noncancellable operating leases, and purchase commitments related to future periods at December 31, 2004 (in thousands of dollars):

	Year Ended December 31,					Thereafter	Total
	2005	2006	2007	2008	2009
Long-term debt:
Principal	$—	$—	$—	$—	$64,500	$250,000	$314,500
Interest	20,018	20,018	20,018	20,018	19,816	45,313	145,201
Operating leases	2,692	2,351	2,077	1,722	1,417	4,218	14,477
Purchase obligations	737,474	—	—	—	—	—	737,474

	$760,184	$22,369	$22,095	$21,740	$85,733	$299,531	$1,211,652

The Partnership’s operating leases include leases of third-party pipeline capacity, office space, and other property and equipment. Operating leases included above have initial or remaining noncancelable terms in excess of one year.

A purchase obligation is an enforceable and legally binding agreement to purchase goods and services that specifies significant terms, including: fixed or expected quantities to be purchased; market-related pricing provisions; and a specified term. The Partnership’s purchase obligations consist of noncancellable contracts to purchase crude oil for terms of one year or less by its Crude Oil Acquisition and Marketing group. The majority of the above purchase obligations include actual crude oil purchases for the month of January 2005. The remaining crude oil purchase obligation amounts are based on the quantities expected to be purchased for the remainder of the year, at December 31, 2004 crude oil prices. Actual amounts to be paid in regards to these obligations will be based upon market prices or formula-based market prices during the period of purchase. For further discussion of the Partnership’s Crude Oil and Marketing activities, see Item 1. “Business—Western Pipeline System—Crude Oil Acquisition and Marketing”.

Equity Offerings

On February 8, 2002, the Partnership issued 5.75 million common units (including 750,000 units issued pursuant to the underwriters’ over-allotment option), representing a 24.8 percent limited partnership interest, in an IPO at a price of $20.25 per unit. Proceeds from this offering, which totaled approximately $96.5 million net of underwriting discounts and offering expenses, were used to replace working capital that was not contributed by Sunoco.

On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of $128.7 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $82.7 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of two refined product terminals for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2.0 percent general partner interest. After the redemption of its units, Sunoco’s ownership interest in the Partnership decreased from 75.3 percent to 62.6 percent, including its 2.0 percent general partner interest.

Shelf Registration Statement

On March 14, 2003, the Partnership and Operating Partnership, as co-registrants, filed a shelf registration statement with the Securities and Exchange Commission and became effective. This shelf registration permits the periodic offering and sale of equity securities by the Partnership and debt securities of the Operating Partnership (guaranteed by the Partnership). Subsequent to the Partnership’s sale of 3.4 million common units on April 7, 2004 (see Equity Offerings) and at December 31, 2004, $364.9 million remains available for issuance. However, the amount, type and timing of any offerings will depend upon, among other things, the funding requirements of the Partnership, prevailing market conditions, and compliance with covenants in applicable debt obligations of the Operating Partnership (including the Credit Facility).

Credit Facility

On November 22, 2004, Sunoco Logistics Partners Operations L.P., a wholly-owned entity of the Partnership (the “Operating Partnership”), entered into a new, five-year $250 million Credit Facility. This Credit Facility replaced the Operating Partnership’s previous credit agreement, which was scheduled to mature on January 31, 2005. At December 31, 2004, there was $64.5 million drawn under the Credit Facility. The Credit Facility is available to fund working capital requirements, to finance future acquisitions, and for general partnership purposes. It also includes a $20.0 million distribution sublimit that is available for distributions, and may be used to fund the quarterly distributions, provided the total outstanding borrowings for distributions do not at any time exceed $20.0 million. The Partnership will be required to reduce to zero all borrowings under the distribution sublimit under the Credit Facility each year for 15 days.

Obligations under the Credit Facility are unsecured. Indebtedness under the Credit Facility will rank equally with all the outstanding unsecured and unsubordinated debt of the Operating Partnership. All loans may be prepaid at any time without penalty subject to reimbursement of breakage and redeployment costs in the case of prepayment of LIBOR borrowings.

Indebtedness under the Credit Facility will bear interest, at the Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). The interest rate on the borrowings outstanding under the Credit Facility as of December 31, 2004 was 2.94 percent. Fees are incurred in connection with the Credit Facility. The Credit Facility will mature on November 22, 2009.

The credit agreement prohibits the Partnership from declaring distributions to unitholders if any event of default, as defined in the credit agreement, occurs or would result from the declaration of distributions. In addition, the Credit Facility contains various covenants limiting the Operating Partnership’s ability to:

•	incur indebtedness;

•	grant certain liens;

•	make certain loans, acquisitions, and investments;

•	make any material change to the nature of the business;

•	acquire another company; or

•	enter into a merger or sale of assets, including the sale or transfer of interests in the subsidiaries.

The Credit Facility also contains covenants requiring the maintenance, on a rolling-four-quarter basis, of:

•	a maximum ratio of 4.5 to 1 of consolidated total debt to consolidated EBITDA (each as defined in the credit agreement), which can be increased to 5.0 to 1 during an acquisition period (as defined in the credit agreement); and

•	an interest coverage ratio (as defined in the credit agreement) of at least 3.0 to 1.

For the year ended December 31, 2004, the Partnership’s ratio of total debt to EBITDA was 2.8 to 1 and the interest coverage ratio was 5.4 to 1.

Each of the following will be an event of default under the Credit Facility:

•	failure to pay any principal, interest, fees, or other amounts when due;

•	failure of any representation or warranty to be true and correct;

•	termination of any material agreement, including the pipelines and terminals storage and throughput agreement and the Omnibus Agreement;

•	default under any material agreement if such default could have a material adverse effect on the Partnership;

•	bankruptcy or insolvency events involving the Partnership, the general partner, or the subsidiaries;

•	the entry of monetary judgments, not covered or funded by insurance, against the Partnership, the general partner, or any of its subsidiaries in excess of $20.0 million in the aggregate, or any non-monetary judgment having a material adverse effect;

•	the sale by Sunoco of a material portion of its refinery assets or other assets related to its agreements with the Partnership unless the purchaser of those assets has a minimum credit rating and fully assumes the rights and obligations of Sunoco under those agreements; and

•	failure by Sunoco to own, directly or indirectly, 51 percent of the general partnership interest in the Partnership or to control its management and that of the Operating Partnership.

Senior Notes

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

Upon the occurrence of a change of control to a non-investment grade entity, the Operating Partnership must offer to purchase the Senior Notes at a price equal to 100 percent of their principal amount plus accrued and unpaid interest, if any, to the date of purchase. The initial offering of the Senior Notes was not registered under the Securities Act. A registration statement was subsequently filed and declared effective on June 28, 2002, and an exchange offer was completed on August 2, 2002, with all $250 million aggregate principal amount of the Senior Notes being exchanged for a like principal amount of new publicly tradable notes having substantially identical terms issued pursuant to the exchange offer registration statement filed under the Securities Act of 1933, as amended.

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

Critical Accounting Policies

A summary of the Partnership’s significant accounting policies is included in Note 1 to the financial statements included in Item 8 “Financial Statements and Supplementary Data.” Management believes that the application of these policies on a consistent basis enables it to provide the users of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of the Partnership’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include long-lived assets and environmental remediation activities. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ from the estimates on which the Partnership’s financial statements are prepared at any given point in time. Despite these inherent limitations, management believes the Partnership’s Management’s Discussion and Analysis and financial statements provide a meaningful and fair perspective of the Partnership. Management has reviewed the estimates affecting its critical accounting policies with the Audit/Conflicts Committee of Sunoco Partners LLC’s Board of Directors.

Long-Lived Assets. The cost of properties, plants and equipment, less estimated salvage value, is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors indicate that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. During 2004, the Partnership accelerated the depreciation of certain refined product terminal system assets related to an equipment upgrade program based upon the estimated remaining useful lives of these assets until their replacement. This acceleration resulted in $1.8 million of additional depreciation expense recognized in 2004, and will result in an additional $0.3 million being recognized in 2005 and $0.2 million being recognized in 2006. There have been no other significant changes in the useful lives of the Partnership’s plants and equipment to be recognized prospectively during the 2002-2004 period.

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

The Partnership had an asset impairment of $6.3 million for the year ended December 31, 2002. There were no asset impairments for the years ended December 31, 2003 and 2004. During 2002, the Partnership recorded a $6.3 million provision to write-down an idled refined product pipeline in the Eastern Pipeline System and a related terminal. These assets were idled as a result of a long-term agreement entered into by the Partnership in December 2002 to lease throughput capacity on a third-party refined product pipeline which allows it to provide substantially the same service as existed on the idled pipeline while reducing operating expenses. These provisions were recorded within depreciation and amortization in the statements of income in the financial statements. For further discussion of these asset impairments, see Note 4 to the financial statements included in Item 8 “Financial Statements and Supplementary Data.”

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

At December 31, 2003 and 2004, the Partnership’s accrual for environmental remediation activities was $0.5 million and $0.8 million, respectively. These accruals are for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” requires that the minimum of the range be accrued unless some other point or points in the range are more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent their occurrence is probable and reasonably estimable.

Management believes that none of the current remediation locations are material, individually or in the aggregate, to the Partnership’s financial position at December 31, 2004. As a result, the Partnership’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact several of the Partnership’s facilities. As a result, from time to time, significant charges against income for environmental remediation may occur.

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

New Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) was issued, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123R requires a fair-value-based method of accounting for share-based payment transactions, effective for interim periods beginning after June 15, 2005. As the Partnership currently follows the fair value method of accounting prescribed by SFAS No. 123, adoption of SFAS No. 123R is not expected to have a significant impact on the Partnership’s financial statements.

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

The $250 million Credit Facility, with outstanding borrowings at December 31, 2004 of $64.5 million, exposes the Partnership to interest rate risk, since it bears interest at a variable rate (2.94 percent at December 31, 2004). A one percent change in interest rates changes annual interest expense by approximately $645,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of Sunoco Logistics Partners L.P. (the “Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Partnership’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2004, the Partnership’s internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Partnership’s internal control over financial reporting, which appears in this section.

Deborah M. Fretz

President and Chief Executive Officer

Colin A. Oerton

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors of

Sunoco Partners LLC:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sunoco Logistics Partners L.P. (the “Partnership”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 financial statements of the Partnership and our report dated March 2, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Philadelphia, Pennsylvania

March 2, 2005

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors of

Sunoco Partners LLC:

We have audited the accompanying balance sheets of Sunoco Logistics Partners L.P. (the “Partnership”) as of December 31, 2003 and 2004 and the related statements of income and partners’ capital/net parent investment and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunoco Logistics Partners L.P. at December 31, 2003 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Philadelphia, Pennsylvania

March 2, 2005

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF INCOME

(in thousands, except units and per unit amounts)

	Partnership and Predecessor	Partnership
	Year Ended December 31,
	2002	2003	2004
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$1,147,721	$1,383,090	$1,751,612
Unaffiliated customers	676,307	1,274,383	1,699,673
Other income	6,904	16,730	13,932

Total Revenues	1,830,932	2,674,203	3,465,217

Costs and Expenses
Cost of products sold and operating expenses	1,690,896	2,519,160	3,307,480
Depreciation and amortization (Note 4)	31,334	27,157	31,933
Selling, general and administrative expenses	43,073	48,412	48,449

Total Costs and Expenses	1,765,303	2,594,729	3,387,862

Operating Income	65,629	79,474	77,355
Net interest cost paid to affiliates (Note 3)	1,205	15	439
Other interest cost and debt expense, net	17,390	20,518	19,885
Capitalized interest	(1,296)	(493)	—

Income before income tax expense	48,330	59,434	57,031
Income tax expense (Note 5)	1,555	—	—

Net Income	$46,775	$59,434	$57,031

Allocation of 2002 Net Income:
Portion applicable to January 1 through February 7, 2002 (period prior to initial public offering)	$3,421
Portion applicable to February 8 through December 31, 2002	43,354

Net Income	$46,775

Calculation of Limited Partners’ interest in Net Income:
Net Income	$43,354	$59,434	$57,031
Less: General Partner’s interest in Net Income	(867)	(1,423)	(2,828)

Limited Partners’ interest in Net Income	$42,487	$58,011	$54,203

Net Income per Limited Partner unit (2002 is for the period from February 8, 2002 through December 31, 2002):
Basic	$1.87	$2.55	$2.29

Diluted	$1.86	$2.53	$2.27

Weighted average Limited Partners’ units outstanding (Note 6):
Basic	22,767,899	22,771,793	23,666,211

Diluted	22,785,407	22,894,520	23,907,151

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

BALANCE SHEETS

(in thousands)

	Partnership
	December 31,
	2003	2004
Assets
Current Assets
Cash and cash equivalents	$50,081	$52,660
Advances to affiliates (Note 3)	7,288	12,349
Accounts receivable, affiliated companies (Note 3)	116,936	140,328
Accounts receivable, net	302,235	396,479
Inventories (Note 7)	27,268	27,128

Total Current Assets	503,808	628,944
Properties, plants and equipment, net (Note 8)	583,164	647,200
Investment in affiliates (Note 9)	70,490	69,745
Deferred charges and other assets	23,544	22,897

Total Assets	$1,181,006	$1,368,786

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$426,863	$553,629
Accrued liabilities	24,937	25,284
Accrued taxes other than income	11,312	15,162

Total Current Liabilities	463,112	594,075
Long-term debt (Note 10)	313,136	313,305
Other deferred credits and liabilities	1,000	812
Commitments and contingent liabilities (Note 11)

Total Liabilities	777,248	908,192

Partners’ Capital:
Limited partners’ interest	397,479	452,856
General partner’s interest	6,279	7,738

Total Partners’ Capital	403,758	460,594

Total Liabilities and Partners’ Capital	$1,181,006	$1,368,786

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF CASH FLOWS

(in thousands)

	Partnership and Predecessor	Partnership
	Year Ended December 31,
	2002	2003	2004
Cash Flows from Operating Activities:
Net Income	$46,775	$59,434	$57,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,334	27,157	31,933
Deferred income tax expense	675	—	—
Gain on claim settlement	—	(1,175)	—
Restricted unit incentive plan expense	683	2,204	3,204
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(99,221)	(11,470)	(23,392)
Accounts receivable, net	(102,253)	(51,164)	(94,244)
Inventories	(12,127)	(1,524)	140
Accounts payable and accrued liabilities	134,561	69,408	127,113
Accrued taxes other than income	4,972	39	3,850
Other	(3,188)	4,303	987

Net cash provided by operating activities	2,211	97,212	106,622

Cash Flows from Investing Activities:
Capital expenditures	(40,782)	(37,377)	(46,418)
Acquisitions	(64,491)	(3,699)	(49,165)
Collection of loan from affiliate	20,000	—	—
Net proceeds from claim settlement	—	2,068	—

Net cash used in investing activities	(85,273)	(39,008)	(95,583)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(26,949)	(46,227)	(57,483)
Net proceeds from issuance of Limited Partner units	96,468	—	128,738
Redemption of Limited Partner units from Sunoco	—	—	(82,690)
Net contribution from General Partner for Limited Partner unit transactions	—	—	989
Advances to affiliates, net	(10,716)	3,428	(5,061)
Borrowings under credit facility	64,500	—	64,500
Repayments under credit facility	—	—	(64,500)
Repayments of long-term debt	(303)	(4,478)	—
Repayments of long-term debt to affiliate	(50,000)	—	—
Net proceeds from issuance of long-term debt	244,788	—	—
Special distribution to affiliate	(244,788)	—	—
Contributions from affiliate	43,902	5,314	7,047

Net cash provided by/(used in) financing activities	116,902	(41,963)	(8,460)

Net change in cash and cash equivalents	33,840	16,241	2,579
Cash and cash equivalents at beginning of year	—	33,840	50,081

Cash and cash equivalents at end of year	$33,840	$50,081	$52,660

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF PARTNERS’ CAPITAL/NET PARENT INVESTMENT

(in thousands)

		Partners’ Capital					Total Partners’ Capital/ Net Parent Investment
	Net Parent Investment	Limited Partners				General Partner
		Common		Subordinated
	$	Units	$	Units	$	$	$
Balance at January 1, 2002	$274,893	—	$—	—	$—	$—	$274,893
Net income applicable to the period from January 1 through February 7, 2002	3,421	—	—	—	—	—	3,421
Contribution from affiliate	40,217	—	—	—	—	—	40,217
Adjustment to reflect net liabilities not contributed by affiliate to the Partnership (Note 12)	190,887	—	—	—	—	—	190,887
Special distribution to affiliate	(244,788)	—	—	—	—	—	(244,788)

Net assets contributed by affiliate	264,630	—	—	—	—	—	264,630
Allocation of net assets contributed by affiliate	(264,630)	5,634	85,855	11,384	173,482	5,293	—
Issuance of Limited Partner units to the public (Note 2)	—	5,750	96,468	—	—	—	96,468
Issuance of Limited Partner units to affiliate in partial consideration for West Texas Gulf Acquisition (Note 14)	—	4	100	—	—	2	102
Contribution from affiliate (Note 3)	—	—	1,539	—	3,111	95	4,745
Unissued units under incentive plans (Note 13)	—	—	683	—	—	—	683
Net income applicable to the period from February 8 through December 31, 2002	—	—	21,248	—	21,239	867	43,354
Cash distributions	—	—	(13,205)	—	(13,205)	(539)	(26,949)

Balance at December 31, 2002	$—	11,388	$192,688	11,384	$184,627	$5,718	$383,033
Contribution from affiliate	—	—	1,726	—	3,482	106	5,314
Unissued units under incentive plans (Note 13)	—	—	2,204	—	—	—	2,204
Net income	—	—	29,011	—	29,000	1,423	59,434
Cash distributions	—	—	(22,634)	—	(22,625)	(968)	(46,227)

Balance at December 31, 2003	$—	11,388	$202,995	11,384	$194,484	$6,279	$403,758
Issuance of Limited Partner units to the public (Note 2)	—	3,400	128,738	—	—	2,759	131,497
Redemption of Limited Partner units from affiliate (Note 2)	—	(2,183)	(82,690)	—	—	(1,770)	(84,460)
Contribution from affiliate	—	—	1,608	—	5,298	141	7,047
Unissued units under incentive plans (Note 13)	—	—	3,204	—	—	—	3,204
Net income	—	—	28,149	—	26,054	2,828	57,031
Cash distributions	—	—	(28,574)	—	(26,410)	(2,499)	(57,483)

Balance at December 31, 2004	$—	12,605	$253,430	11,384	$199,426	$7,738	$460,594

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Combination/Consolidation

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

The Eastern Pipeline System transports refined products in the Northeast and Midwest largely for Sunoco R&M’s Philadelphia, PA, Marcus Hook, PA, Toledo, OH and Eagle Point, NJ refineries and crude oil on a pipeline in Ohio and Michigan that supplies both Sunoco R&M’s Toledo refinery and third-party refineries. This segment also includes an interrefinery pipeline between Sunoco R&M’s Marcus Hook and Philadelphia refineries and equity ownership interests in the following refined product pipeline companies: 9.4 percent of Explorer Pipeline Company (“Explorer”), 31.5 percent of Wolverine Pipe Line Company (“Wolverine”), 12.3 percent of West Shore Pipe Line Company (“West Shore”), and 14.0 percent of Yellowstone Pipe Line Company (“Yellowstone”) (see Note 14).

The Terminal Facilities segment includes a network of 35 refined product terminals in the Northeast and Midwest that distribute products primarily to Sunoco R&M’s retail outlets, a 12.5 million-barrel marine crude oil terminal on the Texas Gulf Coast and a one million barrel liquefied petroleum gas (“LPG”) storage facility near Detroit, MI. This segment also owns and operates one inland and two marine crude oil terminals and the related storage facilities and pipelines that supply all of the crude oil processed by Sunoco R&M’s Philadelphia refinery and a two million barrel refined product storage terminal in Marcus Hook, PA that is used by Sunoco R&M’s Marcus Hook refinery to source barrels to the Partnership’s pipelines. Finally, this segment includes a ship and barge dock which serves Sunoco R&M’s Eagle Point refinery which was acquired in March 2004 (see Note 14).

The Western Pipeline System acquires, transports and markets crude oil principally in Oklahoma and Texas for Sunoco R&M’s Tulsa, OK and Toledo, OH refineries and also for other customers. This segment also includes a 43.8 percent equity ownership interest in West Texas Gulf Pipe Line Company (“West Texas Gulf”), a crude oil pipeline company located in Texas (see Note 14).

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

Revenue Recognition

Crude oil gathering and marketing revenues are recognized when title to the crude oil is transferred to the customer. Revenues are not recognized for crude oil exchange transactions, which are entered into primarily to acquire crude oil of a desired quality or to reduce transportation costs by taking delivery closer to the Partnership’s end markets. Any net differential for exchange transactions is recorded as an adjustment of inventory costs in the purchases component of cost of products sold and operating expenses in the statements of income based upon the concepts set forth in APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The Emerging Issues Task Force (the “EITF”) is currently considering the appropriate reporting for exchange transactions in Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” In the event the EITF requires reporting on a gross basis, the Partnership’s sales and other operating revenue and cost of products sold and operating expenses would reflect corresponding increases. Terminalling and storage revenues are recognized at the time the services are provided. Pipeline revenues are recognized upon delivery of the barrels to the location designated by the shipper.

Affiliated revenues consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco R&M. Sales of crude oil to affiliates are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues from affiliates are generally determined using posted tariffs. Prior to January 1, 2002, affiliated revenues from terminalling and storage were generally equal to all of the costs incurred for these activities, including operating, maintenance and environmental remediation expenditures. Concurrent with the closing of the February 2002 IPO, the Partnership entered into a pipelines and terminals storage and throughput agreement with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under these agreements comparable to those charged in arm’s-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco R&M has agreed to pay the Partnership a minimum level of revenue for transporting and terminalling refined products. Sunoco R&M also has agreed to minimum throughputs of refined products and crude oil in the Partnership’s Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines. Fee arrangements consistent with this contract, generally effective January 1, 2002, were used as the basis for the transfer prices used in the preparation of Sunoco’s segment information. Accordingly, such fees are generally reflected in the financial statements beginning on January 1, 2002.

Cash Equivalents

The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market accounts.

Accounts Receivable, net

Accounts receivable represent valid claims against non-affiliated customers (see Note 3 for affiliated receivables) for products sold or services rendered. The Partnership extends credit terms to certain customers

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and reserves are recorded for doubtful accounts based upon management’s estimate of collectibility at the time of review. The following table provides the activity in the allowance for doubtful accounts for the three-year period ended December 31, 2004:

	Partnership and Predecessor	Partnership
	2002	2003	2004
Balance at January 1	$—	$500	$500
Amounts charged to expense	500	—	—
Deductions	—	—	(500)

Balance at December 31	$500	$500	$—

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

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Additions to properties, plants and equipment, including replacements and improvements, are recorded at cost. Repair and maintenance expenditures are charged to expense as incurred. Depreciation is provided principally using the straight-line method based on the estimated useful lives of the related assets. For certain interstate pipelines, the depreciation rate is applied to the net asset value based on FERC requirements. When FERC-regulated properties, plants and equipment are retired or otherwise disposed of, the cost less net proceeds is charged to accumulated depreciation and amortization, except that gains and losses for those groups are reflected in other income in the statements of income for unusual disposals. Gains and losses on the disposal of non-FERC properties, plants and equipment are reflected in other income in the statements of income.

During 2004, the Partnership accelerated the depreciation of certain refined product terminal system assets related to an equipment upgrade program based upon the estimated remaining useful lives of these assets until their replacement. This acceleration resulted in $1.8 million of additional depreciation expense recognized in 2004, and will result in an additional $0.3 million being recognized in 2005 and $0.2 million being recognized in 2006.

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds was 7.3 percent for 2002 and 2003. During the years ended December 31,

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2002 and 2003, the amount of interest capitalized was $1.3 million and $0.5 million, respectively. There were no amounts capitalized for 2004.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of the purchase price over fair value of net assets acquired, is presented net of accumulated amortization within deferred charges and other assets on the balance sheets. At December 31, 2003 and 2004, the Partnership had $16.2 million of unamortized goodwill. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Partnership determined during 2002, 2003 and 2004 that such assets were not impaired.

Deferred financing fees of $2.7 million, net of accumulated amortization of $1.0 million, as of December 31, 2003 and $2.6 million, net of accumulated amortization of $0.8 million, as of December 31, 2004 have been included within deferred charges and other assets on the balance sheets. Amortization expense of $0.4 million, $0.6 million and $0.7 million for the years ended December 31, 2002, 2003 and 2004, respectively, has been included within other interest cost and debt expense on the statements of income. The Partnership amortizes deferred financing fees over the life of the respective debt agreement.

Investment in Affiliates

Investments in affiliates, which consist of corporate joint ventures, are accounted for under the equity method of accounting as required by Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). Under this method, an investment is carried at acquisition cost, increased for the equity in income or decreased for the equity in loss from the date of acquisition, and reduced for dividends received. The Partnership had $0.7 million of undistributed earnings from its investments in corporate joint ventures within Partners’ Capital on its December 31, 2004 balance sheet.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

costs exists for an identified site, the minimum of the range is accrued unless some other point or points in the range are more likely, in which case the most likely amount in this range is accrued.

Income Taxes

For the period prior to the IPO, the Predecessor was included in the consolidated federal income tax return filed by Sunoco. However, the provision for federal income taxes included in the statement of income for the year ended December 31, 2002 was determined on a separate-return basis. Any current federal income tax amounts due on a separate-return basis were settled with Sunoco through the net parent investment account. Effective upon the closing date of the IPO, substantially all income taxes are the responsibility of the unitholders and not the Partnership.

Long-Term Incentive Plan

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) was issued, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123R requires a fair-value-based method of accounting for share-based payment transactions, effective for interim periods beginning after June 15, 2005. As the Partnership currently follows the fair value method of accounting prescribed by SFAS No. 123, adoption of SFAS No. 123R is not expected to have a significant impact on the Partnership’s financial statements.

Asset Retirement Obligations

Effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement significantly changed the method of accruing for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. Prior to January 1, 2003, a liability for an asset retirement obligation was recognized using a cost-accumulation measurement approach. The cumulative effect of this accounting change for years prior to 2003 of $0.4 million was included in cost of products sold and operating expenses in the statement of income for the year ended December 31, 2003. The Partnership did not reflect the amount as a cumulative effect of an accounting change as it was not material to the financial statements. This change did not otherwise have a significant impact on the Partnership’s statement of income for the year ended December 31, 2003. At December 31, 2004, the Partnership’s liability for asset retirement obligations was $0.7 million. The Partnership has legal asset retirement obligations for several other assets, including certain pipelines and terminals, for which it is not possible to estimate the time period when the obligations will be settled. Consequently, the fair value of the retirement obligations for these assets cannot be measured and recognized at this time.

Lease Accounting

Effective July 1, 2003, the Partnership adopted the provisions of Emerging Issues Task Force Issue 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). EITF 01-8 provides guidance in determining whether an arrangement meets the definition of a lease under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS No. 13”). SFAS No. 13 defines a lease

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

as an agreement conveying the right to use property, plant or equipment for a stated period of time. EITF 01-8 provides criteria to determine whether an arrangement conveys the right to use property, plant and equipment under SFAS No. 13. The accounting requirements under EITF 01-8 could affect an arrangement’s timing of revenue and expense recognition, and revenues reported as transportation and storage services might have to be reported as rental or leasing income. The provisions of EITF 01-8 are to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations after July 1, 2003. Previous arrangements that would be leases or would contain a lease according to this pronouncement will continue to be recorded in accordance with their prior accounting treatment. The Partnership is continually analyzing its agreements that were in existence prior to July 1, 2003 to determine if the accounting for these agreements would be impacted upon renewal or amendment. The provisions of EITF 01-8 had no material impact on the Partnership’s financial statements for the years ended December 31, 2003 and 2004.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

2. Equity Offerings

On February 8, 2002, Sunoco, through its subsidiary, Sunoco Partners LLC, the general partner of the Partnership, contributed the Predecessor to the Partnership in exchange for: (i) a 2 percent general partner interest in the Partnership; (ii) incentive distribution rights (as defined in the Partnership Agreement); (iii) 5,633,639 common units; (iv) 11,383,639 subordinated units; and (v) a special interest representing the right to receive from the Partnership, on the closing of the IPO, the net proceeds from the issuance of $250 million of ten-year senior notes (the “Senior Notes”) by Sunoco Logistics Partners Operations L.P., a wholly-owned entity of the Partnership (the “Operating Partnership”), which totaled $244.8 million. The Partnership concurrently issued 5,750,000 common units (including 750,000 units issued pursuant to the underwriters’ over-allotment option), representing a 24.8 percent limited partnership interest in the Partnership, in an IPO at a price of $20.25 per unit. Proceeds from the IPO, which totaled $96.5 million net of underwriting discounts and offering expenses, were used by the Partnership to replace working capital that was not contributed to the Partnership by Sunoco.

On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of $128.7 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $82.7 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of two refined product terminals for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2.0 percent general partner interest. After the redemption of its units, Sunoco’s ownership interest in the Partnership decreased from 75.3 percent to 62.6 percent, including its 2.0 percent general partner interest.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Selling, general and administrative expenses in the statements of income include costs incurred by Sunoco for the provision of centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services. Prior to the closing of the February 2002 IPO, such expenses were based on amounts negotiated between the parties, which approximated Sunoco’s cost of providing such services. Under an omnibus agreement (“Omnibus Agreement”) with Sunoco that the Partnership entered into at the closing of the IPO, Sunoco provided these centralized corporate functions for three years for an annual administrative fee, which was increased annually by the lesser of 2.5 percent or the consumer price index for the applicable year. The fee for the annual period ended December 31, 2004 was $8.4 million. In January 2005, both parties agreed to extend this provision of the Omnibus Agreement for a one-year term for an annual fee of $8.4 million. These costs were also subject to increase if the Partnership consummated an acquisition or constructed additional assets that required an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco. The annual fee includes expenses incurred by Sunoco to perform the centralized corporate functions described above. This fee did not include the costs of shared insurance programs, which were allocated to the Partnership based upon its share of the cash premiums incurred. This fee also did not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits. The Partnership reimbursed Sunoco for these costs and other direct expenses incurred on the Partnership’s behalf. Selling, general and administrative expenses in the statements of income include costs related to the provision of these centralized corporate functions and allocation of shared insurance costs of $10.2 million, $10.9 million and $10.9 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Allocated Sunoco employee benefit plan expenses for employees who work in the pipeline, terminalling, storage and crude oil gathering operations, including senior executives, include non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits. The Partnership’s and Predecessor’s share of allocated Sunoco employee benefit plan expenses was $19.6 million, $20.6 million and $21.0 million for the years ended December 31, 2002, 2003 and 2004, respectively. These expenses are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the statements of income. In connection with the transfer of the Predecessor’s operations to the Partnership, these employees, including senior executives, became employees of the Partnership’s general partner or its affiliates, wholly-owned subsidiaries of Sunoco. The Partnership has no employees.

Accounts Receivable, Affiliated Companies

Affiliated revenues in the statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco R&M. Sales of crude oil are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues are generally determined using posted tariffs. Concurrent with the closing of the February 2002 IPO, the Partnership entered into a pipelines and terminals storage and throughput agreement and various other agreements with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under these agreements that, in management’s opinion, are comparable to those charged in arm’s-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco R&M has agreed to pay the Partnership a minimum level of revenues for transporting and terminalling refined products. Sunoco R&M also has agreed to minimum throughputs of refined products and crude oil in the Partnership’s Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines. Under various other agreements entered into at the closing of the IPO, Sunoco R&M is, among other things, purchasing from the Partnership, at market-based rates, particular grades of crude oil that the Partnership’s crude oil acquisition and marketing business purchases for delivery to certain pipelines. These agreements automatically renew on a monthly basis unless terminated by either party on 30 days’ written notice. Sunoco R&M also leases the Partnership’s 58 miles of interrefinery pipelines between Sunoco R&M’s Philadelphia and Marcus Hook refineries for a term of 20 years.

Subsequent to the February 2002 IPO, the Partnership has entered into various other agreements with Sunoco, Inc., Sunoco R&M, and their affiliates, including throughput agreements regarding certain acquired assets or improvements or expansions at existing assets which are not covered within the agreements mentioned previously. Under these agreements, the Partnership is charging Sunoco R&M fees for services provided that are comparable to those charged in arm’s-length, third-party transactions and, in some instances, provide for minimum throughputs within these assets.

Note Receivable from Affiliate

Effective October 1, 2000, the Predecessor loaned $20.0 million to Sunoco. The loan, which was evidenced by a note that was collected on January 1, 2002, earned interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service.

Long-term Debt due Affiliate

At January 1, 2002, the Predecessor had long-term debt due to affiliate that was not assumed by the Partnership at the date of the IPO. The debt consisted of individual notes payable to Sunoco. One of the notes

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

bore interest at a rate based on the short-term applicable federal rate established by the Internal Revenue Service, while the other notes bore interest based on the prime rate. Cash payments for interest in regards to the debt due affiliate, net of capitalized interest (see Note 1), were $0.7 million in 2002. There was no cash payment for interest on debt due to affiliate in 2003 or 2004.

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

For the years ended December 31, 2002, 2003 and 2004, the Partnership was reimbursed $0.7 million, $1.9 million and $2.1 million, respectively, by Sunoco R&M for maintenance capital expenditures and operating expenses incurred in excess of $8.0 million to comply with DOT’s pipeline integrity management rule. At December 31, 2004, the Partnership has received a cumulative reimbursement of $4.7 million in regard to the $15.0 million maximum reimbursement over the five-year period for compliance expenditures relative to the DOT’s pipeline integrity management rule. For the year ended December 31, 2002, the Partnership was also reimbursed $2.1 million by Sunoco R&M for certain tank maintenance and inspection expenditures at the Darby Creek Tank Farm. There were no amounts expended for these tank maintenance and inspection projects at the Darby Creek Tank Farm during 2003 and 2004. For the years ended December 31, 2002, 2003 and 2004, the Partnership was reimbursed by Sunoco R&M for expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. These expenditures, which were recorded as maintenance capital and operating expenses, were as follows:

	Partnership and Predecessor	Partnership
	Year Ended December 31,
	2002	2003	2004
	(amounts in thousands)
Maintenance capital	$534	$2,982	$4,140
Operating expenses	351	467	540

	$885	$3,449	$4,680

At December 31, 2004, the Partnership has received a cumulative reimbursement of $9.0 million relative to the $10.0 million maximum reimbursement for compliance expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm. The aggregate amounts reimbursed related to all of the previously mentioned provisions of the Omnibus Agreement of $3.7 million, $5.3 million and $6.8 million for the years ended December 31, 2002, 2003 and 2004, respectively, by Sunoco R&M related to these projects were recorded as capital contributions to Partners’ Capital within the Partnership’s balance sheets.

Under the terms of the Interrefinery Lease Agreement, Sunoco R&M is required to reimburse the Partnership for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. The Eagle Point purchase agreement requires Sunoco R&M to reimburse the Partnership for certain maintenance

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

capital and expense expenditures incurred regarding the assets acquired, as defined, up to $5.0 million within the first 10 years of closing of the transaction. For the year ended December 31, 2004, the Partnership incurred maintenance capital expenditures of $0.2 million under the provisions within these agreements and was reimbursed by Sunoco R&M. The reimbursements were recorded as capital contributions to Partners’ Capital within the Partnership’s balance sheet.

Asset Acquisitions

On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20 million (see Note 14). In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under this agreement comparable to those charged in arm’s length, third-party transactions. The throughput agreement also requires Sunoco R&M to maintain minimum volumes on the truck rack acquired in this transaction upon completion of certain capital improvements which were completed during the fourth quarter of 2004.

On November 15, 2002, the Partnership acquired an equity ownership interest in West Texas Gulf Pipe Line for $10.6 million from Sunoco (see Note 14). Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of $11.7 million rather than the acquisition price of $10.6 million. The additional $1.1 million was recorded by the Partnership as a capital contribution.

Redemption of Common Units

In April 2004, the Partnership sold 3.4 million common units in a public offering (see Note 2). The proceeds of this offering were partially utilized to redeem approximately 2.2 million common units from Sunoco for $82.7 million. The redemption price per unit was equal to the public offering price per unit after the underwriters’ commissions. As a result of this net issuance of 1.2 million common units, the general partner contributed $1.0 million to the Partnership to maintain its 2.0 percent ownership interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its balance sheet. In connection with the equity offering, the Partnership and Sunoco entered into an agreement whereby Sunoco agreed to reimburse the Partnership for transaction costs incurred by the Partnership based upon the percentage that Sunoco’s net redemption proceeds received represented of the total gross proceeds of the Partnership’s offering (approximately 64.2 percent). Reimbursement of these costs of $0.4 million occurred during the fourth quarter of 2004 when the transaction costs were finalized and was accounted for as an increase to Partners’ Capital within the Partnership’s balance sheet.

4. Write-Down of Assets

In December 2002, the Partnership recorded a $6.3 million provision to write-down an idled refined product pipeline in the Eastern Pipeline System and a related terminal. These assets were idled as a result of a long-term agreement entered into by the Partnership in December 2002 to lease throughput capacity on a third-party refined product pipeline which allows it to provide substantially the same service as existed on the idled pipeline while reducing operating expenses. This provision was recorded within depreciation and amortization in the Partnership’s statements of income.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The components of income tax expense are as follows (in thousands of dollars):

Predecessor
Year Ended December 31, 2002
Income taxes currently payable:
U.S. federal	$841
State	39

880

Deferred taxes:
U.S. federal	616
State	59

675

$1,555

The reconciliation of income tax expense at the U.S. statutory rate to income tax expense is as follows (in thousands of dollars):

	Predecessor
	Year Ended December 31, 2002
Income tax expense at the U.S. statutory rate of 35 percent	$1,742	(1)
Increase (reduction) in income taxes resulting from:
State income taxes net of Federal income tax effects	64
Dividend exclusion for joint venture pipeline operations	(262)
Other	11

	$1,555

(1)	Based upon income for the period from January 1, 2002 through February 7, 2002, the date prior to the IPO.

Cash payments for income taxes (including amounts paid to Sunoco) amounted to $0.1 million in 2002.

6. Net Income Per Unit Data

The computation of basic net income per limited partner unit is calculated by dividing net income, after the deduction of the general partner’s interest in net income, by the weighted-average number of common and subordinated units outstanding during the year. The general partner’s interest in net income is calculated on a quarterly basis based upon its percentage interest in quarterly cash distributions declared. The general partner’s interest in quarterly cash distributions consists of its 2.0 percent general interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 15). The general partner was allocated net income of $0.9 million (representing 2.0 percent

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

of total net income for the period) for the period from February 8, 2002 to December 31, 2002, $1.4 million (representing 2.4 percent of total net income for the period) for the year ended December 31, 2003, and $2.8 million (representing 5.0 percent of total net income for the period) for the year ended December 31, 2004. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards (see Note 13), as calculated by the treasury stock method.

Prior to the closing of the Partnership’s IPO on February 8, 2002, there were no limited partner units outstanding. As such, net income per limited partner unit is not presented for the 38-day period from January 1, 2002 to February 7, 2002. The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the period from February 8, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004:

	Partnership
	2002	2003	2004
Weighted average number of limited partner units outstanding—basic	22,767,899	22,771,793	23,666,211
Add effect of dilutive unit incentive awards	17,508	122,727	240,940

Weighted average number of limited partner units—diluted	22,785,407	22,894,520	23,907,151

7. Inventories

The components of inventories are as follows (in thousands of dollars):

	Partnership
	December 31,
	2003	2004
Crude oil	$26,543	$26,428
Materials, supplies and other	725	700

	$27,268	$27,128

The current replacement cost of crude oil inventory exceeded its carrying value by $38.1 million and $59.7 million at December 31, 2003 and 2004, respectively. During 2002 and 2004, the Partnership reduced crude oil inventory quantities, which were valued at lower LIFO costs prevailing in prior years. The effect of this reduction in inventory was to increase 2002 net income by $1.5 million and 2004 net income by $0.5 million.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Properties, Plants and Equipment

The components of net properties, plants and equipment are as follows (in thousands of dollars):

	Estimated Useful Lives	Partnership
		December 31,
		2003	2004
Land and land improvements (including rights of way)	—	$49,425	$56,678
Pipeline and related assets	38 - 60	510,670	536,502
Terminals and storage facilities	5 - 44	345,950	383,809
Other	5 - 48	75,674	77,656
Construction-in-progress	—	24,026	41,283

		1,005,745	1,095,928
Less: Accumulated depreciation and amortization		(422,581)	(448,728)

		$583,164	$647,200

9. Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of December 31, 2003 and 2004 are as follows:

Partnership Ownership Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%

The following table provides summarized financial information on a 100 percent basis for the Partnership’s equity ownership interests. The results of Wolverine, West Shore, Yellowstone and West Texas Gulf have been included from their dates of acquisition (see Note 14) (in thousands of dollars):

	Partnership and Predecessor	Partnership
	2002	2003	2004
Income Statement Data:
Total revenues	$213,609	$345,741	$375,740
Income before income taxes	$106,234	$155,577	$158,529
Net income	$70,447	$94,437	$100,876
Balance Sheet Data (as of year-end):
Current assets	$100,132	$93,479	$100,971
Non-current assets	$441,720	$472,444	$473,183
Current liabilities	$70,404	$67,834	$69,836
Non-current liabilities	$419,563	$444,845	$446,482
Net equity	$51,885	$53,244	$57,836

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at December 31, 2004 include an excess investment amount of approximately $56.2 million, net of accumulated amortization of $1.3 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, were amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the statements of income.

10. Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	Partnership
	December 31,
	2003	2004
Credit Facility	$64,500	$64,500
Senior Notes	250,000	250,000
Less unamortized bond discount	(1,364)	(1,195)

	$313,136	$313,305

On November 22, 2004, the Operating Partnership entered into a new, five-year $250 million Credit Facility. This Credit Facility replaces the Operating Partnership’s previous credit agreement, which was scheduled to mature on January 31, 2005. The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowing under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at December 31, 2004 was 2.94 percent. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio (each as defined in the credit agreement) of 4.5 to 1, which can be increased to 5.0 to 1 during an acquisition period (as defined in the credit agreement); and an interest coverage ratio (as defined in the credit agreement) of at least 3.0 to 1. The Operating Partnership is in compliance with these covenants as of December 31, 2004. The Partnership’s ratio of total debt to EBITDA was 2.8 to 1 and the interest coverage ratio was 5.4 to 1 for the year ended December 31, 2004.

The Senior Notes were issued in connection with the February 2002 IPO and are at 7.25 percent, due February 15, 2012, and were issued by the Operating Partnership at a discount of 99.325 percent of the principal amount. The discount is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity. The Operating Partnership distributed the net proceeds of $244.8 million after offering commissions and issuance expenses from the sale of the outstanding Senior Notes to the Partnership for distribution to Sunoco.

The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

The Partnership has no operations and its only assets are its investments in its wholly-owned partnerships and subsidiaries. The Operating Partnership also has no operations and its assets are limited primarily to its investments in its wholly-owned operating partnerships, deferred charges, and cash and cash equivalents of $52.7 million. Except for amounts associated with the Senior Notes, the Credit Facility, cash and cash equivalents and advances to affiliate, the assets and liabilities in the balance sheets and the revenues and costs and expenses in the statements of income are primarily attributable to the operating partnerships.

The aggregate amount of long-term debt maturities is as follows (in thousands of dollars):

Year Ended December 31:
2009	$64,500
2012	250,000

$314,500

Cash payments for interest related to long-term debt, net of capitalized interest (see Note 1), were $8.6 million, $19.3 million and $19.4 million in 2002, 2003 and 2004, respectively.

11. Commitments and Contingent Liabilities

Total rental expense for 2002, 2003 and 2004 amounted to $3.1 million, $4.5 million and $4.5 million, respectively. The Partnership, as lessee, has noncancelable operating leases for land, office space and equipment for which the aggregate amount of future minimum annual rentals as of December 31, 2004 is as follows (in thousands of dollars):

Year Ended December 31:
2005	$2,692
2006	2,351
2007	2,077
2008	1,722
2009	1,417
Thereafter	4,218

Total	$14,477

As part of the agreement to purchase the equity ownership interest in Wolverine in November 2002 (see Note 14), the Partnership agreed to assume participation in an agreement along with the other owners of Wolverine to guarantee certain outstanding debt instruments of Wolverine based upon ownership percentage.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Based upon outstanding indebtedness of these instruments of approximately $0.8 million at December 31, 2004, the approximate value of the guarantee is $0.3 million.

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At December 31, 2003 and 2004, there were accrued liabilities for environmental remediation in the balance sheets of $0.5 million and $0.8 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Pretax charges against income for environmental remediation totaled $1.2 million, $1.2 million and $1.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

The Predecessor is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at December 31, 2004. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at December 31, 2004. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at December 31, 2004.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table provides the LTIP restricted unit activity for the three-year period ended December 31, 2004:

	Partnership
	2002	2003	2004
Outstanding at January 1	—	185,625	264,247
Granted(1)	185,625	66,714	52,045
Performance factor adjusted(2)	—	19,508	25,529
Matured	—	—	—
Cancelled	—	(7,600)	—

Outstanding at December 31	185,625	264,247	341,821

(1)	The weighted average price for restricted unit awards on the date of grant was $19.87, $24.94 and $37.15 for awards granted in 2002, 2003 and 2004, respectively.
(2)	Consists of adjustments to performance-based awards to reflect actual performance. The adjustments are required since the original grants of these awards were at 100 percent of the targeted amounts.

The Partnership recognized non-cash compensation expense of $0.7 million, $2.2 million and $3.2 million for the years ended December 31, 2002, 2003 and 2004, respectively, related to the unit grants and performance factor adjustments noted in the table above. Each of the restricted unit grants also have tandem DERs for which the Partnership recognized compensation expense of $0.2 million, $0.6 million and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Unit Options

A unit option entitles the grantee to purchase a common unit at a price determined at the date of grant by the Compensation Committee. There have been no grants of unit options for the years ended December 31, 2002, 2003 and 2004, and there are no unit options outstanding as of December 31, 2004. However, the Compensation Committee may, in the future, make grants under the LTIP to employees and directors containing such terms as the Compensation Committee shall determine, provided that unit options have an exercise price no less than the fair market value of the units on the date of grant. Upon exercise of a unit option, the general partner will deliver common units acquired by it in the open market, purchased directly from the Partnership or any other person, use common units already owned by the general partner, or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the difference between the cost incurred by the general partner in acquiring such common units and the proceeds received by the general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be born by the Partnership. If the Partnership issues new

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

common units upon exercise of the unit options, the total number of common units outstanding will increase, and the general partner will remit to the Partnership the proceeds received by it from the optionee upon exercise of the unit option.

The Partnership follows SFAS 123 (as discussed in Note 1) and has recognized compensation expense related to the restricted units granted based on the fair value method.

14. Acquisitions

On November 30, 2004, the Partnership acquired a refined products terminal located in Columbus, Ohio for approximately $8.0 million. The terminal is connected to a third-party, refined product, common carrier pipeline and includes 6 refined product tanks with approximately 160,000 barrels of working storage capacity. The purchase price was funded through cash on hand, and was allocated on a preliminary basis to property, plant and equipment within the Terminal Facilities business segment. The results of the acquisition are included in the financial statements from the date of acquisition.

On June 28, 2004, the Partnership purchased an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million. The Harbor pipeline is an 80-mile, 180,000 bpd refined product, common carrier pipeline originating near Woodbury, New Jersey and terminating in Linden, New Jersey. As a result of this transaction, the Partnership increased its ownership to 66.7 percent and will continue to be the operator of the pipeline. The purchase price was funded through the proceeds of the April 7, 2004 sale of common units (see Note 2). The purchase price was allocated on a preliminary basis to property, plant and equipment within the Eastern Pipeline System business segment. The results of the acquisition are included in the financial statements from the date of acquisition.

On April 28, 2004, the Partnership purchased two refined product terminals located in Baltimore, Maryland and Manassas, Virginia for $12.0 million. The Baltimore terminal is connected to a third-party, refined product, common carrier pipeline and includes 13 refined product tanks with approximately 646,000 barrels of working storage capacity. The Manassas terminal is connected to a third-party, refined product, common carrier pipeline and includes 7 refined product tanks with approximately 277,000 barrels of working storage capacity. The purchase price was funded through the proceeds of the April 7, 2004 sale of common units (see Note 2). The purchase price was allocated on a preliminary basis to property, plant and equipment within the Terminal Facilities business segment. The results of the acquisition are included in the financial statements from the date of acquisition.

On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20.0 million. The Eagle Point logistics assets consist of crude and refined product ship and barge docks, a refined product truck rack, and a 4.5 mile, refined product pipeline from the Eagle Point refinery to the origin of the Harbor pipeline. In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M whereby they have agreed to maintain minimum volumes on the truck rack upon completion of certain capital improvements which were completed during the fourth quarter of 2004. The purchase price was funded initially through cash on hand. A portion of the proceeds of the April 7, 2004 sale of common units was subsequently utilized to replenish cash used to fund this acquisition (see Note 2). The purchase price was allocated on a preliminary basis to property, plant and equipment. The ship and barge docks and the truck rack have been included within the Terminal Facilities business segment, while the pipeline has been included within the Eastern Pipeline System. The results of the acquisition are included in the financial statements from the date of acquisition.

On November 15, 2002, the Partnership acquired a company whose assets included equity ownership interests in three Midwestern and Western United States products pipeline companies, consisting of a 31.5 percent interest in Wolverine, a 9.2 percent interest in West Shore, and a 14.0 percent interest in Yellowstone, for

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

an aggregate purchase price of $54.0 million. The purchase price for this acquisition was funded through borrowings under the Partnership’s Credit Facility (see Note 10). On September 30, 2003, the Partnership acquired an additional 3.1 percent interest in West Shore for $3.7 million, raising its overall ownership percentage in West Shore from 9.2 percent to 12.3 percent. The Partnership’s share of income from these joint ventures has been included in other income in the statements of income from their acquisition dates, and the amounts paid have been included within investment in affiliates in the balance sheets.

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

The Partnership has 11,383,639 subordinated units issued as of December 31, 2004, all of which are held by the general partner and for which there is no established public trading market. During the subordination period the Partnership will, in general, pay cash distributions each quarter in the following manner:

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

The subordination period is generally defined as the period that ends on the first day of any quarter beginning after December 31, 2006 if (1) the Partnership has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four quarter periods; and (2) the adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable the Partnership to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2 percent general partner interest during those periods. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units. The Partnership has met the minimum quarterly distribution requirements on all outstanding units for each of the four quarter periods in 2002, 2003 and 2004. In addition, one-quarter of the subordinated units may convert to common units on a one-for-one basis

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

after December 31, 2004, and one-quarter of the subordinated units may convert to common units on a one-for-one basis after December 31, 2005, if the Partnership meets the tests set forth in the partnership agreement. On February 15, 2005, 2,845,910 subordinated units, equal to one-quarter of the originally issued subordinated units held by the general partner, were converted to common units as the Partnership met the tests set forth in the partnership agreement.

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

As presented in the table below, if cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The amounts shown in the table below are the percentage interests of the general partner and the unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Cash Distribution Amount per Unit,” until the available cash that is distributed reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

	Percentage of Distributions
Quarterly Cash Distribution Amount per Unit	Unitholders	General Partner
Up to minimum quarterly distribution ($0.45 per Unit)	98%	2%
Above $0.45 per Unit up to $0.50 per Unit	98%	2%
Above $0.50 per Unit up to $0.575 per Unit	85%	15%
Above $0.575 per Unit up to $0.70 per Unit	75%	25%
Above $0.70 per Unit	50%	50%

There is no guarantee that the Partnership will pay the minimum quarterly distribution on the common units in any quarter, and the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the Credit Facility or the Senior Notes (see Note 10).

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Distributions paid by the Partnership for the period from February 8, 2002, the closing date of the IPO, through December 31, 2004 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Annualized Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
			($ in millions)	($ in millions)
May 15, 2002	$0.26	$1.80	$5.9	$0.1
August 14, 2002	$0.45	$1.80	$10.3	$0.2
November 14, 2002	$0.45	$1.80	$10.3	$0.2
February 14, 2003	$0.4875	$1.95	$11.1	$0.2

May 15, 2003	$0.4875	$1.95	$11.1	$0.2
August 14, 2003	$0.50	$2.00	$11.4	$0.2
November 14, 2003	$0.5125	$2.05	$11.7	$0.3
February 13, 2004	$0.55	$2.20	$12.5	$0.4

May 14, 2004	$0.57	$2.28	$13.7	$0.5
August 13, 2004	$0.5875	$2.35	$14.1	$0.7
November 12, 2004	$0.6125	$2.45	$14.7	$0.9

On January 18, 2005, the Partnership declared a cash distribution of $0.625 per unit on its outstanding common and subordinated units, representing the distribution for the quarter ended December 31, 2004. The $16.0 million distribution, including $1.0 million to the general partner, was paid on February 14, 2005 to unitholders of record at the close of business on January 28, 2005. The distribution paid on May 15, 2002 represented the minimum quarterly distribution for the 52-day period from the closing date of the IPO, February 8, 2002, through March 31, 2002.

16. Financial Instruments and Concentration of Credit Risk

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange.

The Partnership’s current assets (other than inventories) and current liabilities are financial instruments. The estimated fair value of these financial instruments approximates their carrying amounts. The estimated fair value of the $64.5 million of borrowings under the Credit Facility at December 31, 2003 and 2004 approximate its carrying amount as these borrowings bear interest based upon short term interest rates. The estimated fair value of the Senior Notes at December 31, 2003 and 2004 was $285.4 million and $285.7 million, respectively, compared to the carrying amounts of $248.6 million and $248.8 million, respectively. The Senior Notes, which are publicly traded, were valued based upon quoted market prices.

Approximately 51 percent of total revenues recognized by the Partnership during 2004 was derived from Sunoco R&M. The Partnership sells crude oil to Sunoco R&M, transports crude oil and refined products to/from Sunoco R&M’s refineries and provides terminalling and storage services for Sunoco R&M. Sunoco has been issued an investment grade credit rating by three recognized agencies and, accordingly, management of the Partnership does not believe that the transactions with Sunoco R&M expose it to significant credit risk.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Segment Information (in thousands of dollars)

	Partnership and Predecessor
	Year Ended December 31, 2002
	Eastern Pipeline System		Terminal Facilities		Western Pipeline System		Total
Sales and other operating revenue:
Affiliates	$72,173		$55,971		$1,019,577		$1,147,721

Unaffiliated customers	$22,865		$31,914		$621,528		$676,307

Operating income	$27,158	(1)	$28,839		$9,632	(2)	$65,629

Net interest expense							(17,299)
Income tax expense							(1,555)

Net income							46,775

Depreciation and amortization	$15,051	(3)	$11,113	(4)	$5,170		$31,334

Capital expenditures	$12,848	(5)	$21,199		$6,735	(6)	$40,782

Investment in affiliates	$54,660		$—		$11,073		$65,733

Identifiable assets	$318,128		$212,286		$512,966		$1,093,880 (7)

(1)	Includes equity income of $6,706 thousand attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.
(2)	Includes equity income of $207 thousand attributable to the Partnership’s equity ownership interest in West Texas Gulf.
(3)	Includes a $5,598 thousand provision to write-down an idled refined product pipeline (see Note 4).
(4)	Includes a $671 thousand provision to write-down an idled terminal (see Note 4).
(5)	Excludes the $54,000 thousand acquisition of an entity whose assets included equity ownership interests in Wolverine, West Shore and Yellowstone (see Note 14).
(6)	Excludes the $10,591 thousand acquisition of the equity ownership interest in West Texas Gulf (see Note 14).
(7)	Identifiable assets include the Partnership’s unallocated $33,840 thousand cash and cash equivalents, $10,716 thousand advances to affiliates, $3,124 thousand deferred financing costs, and $2,820 thousand attributable to corporate activities.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Partnership
	Year Ended December 31, 2003
	Eastern Pipeline System		Terminal Facilities	Western Pipeline System		Total
Sales and other operating revenue:
Affiliates	$72,533		$60,060	$1,250,497		$1,383,090

Unaffiliated customers	$21,628		$31,608	$1,221,147		$1,274,383

Operating income	$37,118	(1)	$30,455	$11,901	(2)	$79,474

Net interest expense						(20,040)

Net income						$59,434

Depreciation and amortization	$10,630		$10,925	$5,602		$27,157

Capital expenditures	$11,243	(3)	$19,617	$6,517		$37,377

Investment in affiliates	$58,996		$—	$11,494		$70,490

Identifiable assets	$324,037		$218,048	$575,906		$1,181,006	(4)

(1)	Includes equity income of $11,921 thousand attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.
(2)	Includes equity income of $2,544 thousand attributable to the Partnership’s equity ownership interest in West Texas Gulf.
(3)	Excludes the $3,699 thousand acquisition of an additional equity ownership interest in West Shore (see Note 14).
(4)	Identifiable assets include the Partnership’s unallocated $50,081 thousand cash and cash equivalents, $7,288 thousand advances to affiliates, $2,699 thousand deferred financing costs, and $2,947 thousand attributable to corporate activities.

	Partnership
	Year Ended December 31, 2004
	Eastern Pipeline System		Terminal Facilities		Western Pipeline System		Total
Sales and other operating revenue:
Affiliates	$72,500		$71,203		$1,607,909		$1,751,612

Unaffiliated customers	$24,939		$34,749		$1,639,985		$1,699,673

Operating income	$34,289	(1)	$32,806		$10,260	(2)	$77,355

Net interest expense							(20,324)

Net income							$57,031

Depreciation and amortization	$11,005		$15,115		$5,813		$31,933

Capital expenditures	$13,559	(3)	$23,502	(4)	$9,357		$46,418

Investment in affiliates	$58,344		$—		$11,401		$69,745

Identifiable assets	$333,186		$270,824		$694,076		$1,368,786	(5)

(1)	Includes equity income of $11,446 thousand attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(2)	Includes equity income of $1,787 thousand attributable to the Partnership’s equity ownership interest in West Texas Gulf.
(3)	Excludes $7,409 thousand for the acquisition of the additional 33.3 percent ownership interest in the Harbor pipeline, including transaction costs, and $334 thousand of the allocated purchase price for a 4.5 mile refined product pipeline acquired as part of the Eagle Point logistics assets acquisition (see Note 14).
(4)	Excludes the following acquisition amounts, including transaction costs: $8,081 thousand for the acquisition of a refined products terminal located in Columbus, Ohio; $12,276 thousand for the acquisition of two refined products terminals located in Baltimore, Maryland and Manassas, Virginia; and $21,065 thousand of the allocated purchase price for the dock and truck rack acquired as part of the Eagle Point logistics assets acquisition (see Note 14).
(5)	Identifiable assets include the Partnership’s unallocated $52,660 thousand cash and cash equivalents, $12,349 thousand advances to affiliates, $2,561 thousand deferred financing costs, and $3,130 thousand attributable to corporate activities.

The following table sets forth total sales and other operating revenue by product or service (in thousands of dollars):

	Partnership and Predecessor	Partnership
	Year Ended December 31,
	2002	2003	2004
Affiliates:
Crude oil sales	$1,009,988	$1,246,210	$1,601,751
Pipeline	81,762	76,820	78,658
Terminalling and other	55,971	60,060	71,203

	$1,147,721	$1,383,090	$1,751,612

Unaffiliated Customers:
Crude oil sales	$618,314	$1,218,063	$1,636,915
Pipeline	26,079	24,712	28,009
Terminalling and other	31,914	31,608	34,749

	$676,307	$1,274,383	$1,699,673

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

18. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands of dollars, except per unit amounts):

	Partnership
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Sales and other operating revenue:
Affiliates	$353,980	$313,087	$352,981	$363,042
Unaffiliated customers	$362,039	$343,854	$300,179	$268,311
Gross margin(1)	$30,463	$26,231	$29,021	$25,441
Operating income	$22,441	$16,818	$22,136	$18,079
Net income	$17,843	$11,862	$16,868	$12,861
Net income per Limited Partner unit—basic(2)	$0.77	$0.51	$0.72	$0.55
Net income per Limited Partner unit—diluted(2)	$0.77	$0.51	$0.72	$0.54

	Partnership
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Sales and other operating revenue:
Affiliates	$365,113	$415,328	$458,592	$512,579
Unaffiliated customers	$379,794	$401,652	$399,011	$519,216
Gross margin(1)	$26,676	$31,056	$25,007	$29,133
Operating income	$17,786	$22,127	$17,582	$19,860
Net income	$13,011	$16,974	$12,380	$14,666
Net income per Limited Partner unit—basic(2)	$0.55	$0.68	$0.49	$0.57
Net income per Limited Partner unit—diluted(2)	$0.54	$0.67	$0.48	$0.57

(1)	Gross margin equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.
(2)	Net income included within this calculation excludes amounts attributable to the general partner’s interest in net income.

In reviewing the financial results for the year ended December 31, 2004, the Partnership determined that previously reported net income for the first three quarters of 2004 should be reduced by $0.6 million in the first quarter, $0.5 million in the second quarter and $0.4 million in the third quarter. These net reductions were due to the timing of accounting for accelerating depreciation of the Partnership’s refined product terminal system assets related to an equipment upgrade program. The quarterly amounts above have been adjusted to reflect these adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer of Sunoco Partners LLC (the Partnership’s general partner) and the Vice President and Chief Financial Officer of the general partner, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2004, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

The management of the general partner is responsible for establishing, maintaining, and annually assessing internal control over the Partnership’s financial reporting. A report by the general partner’s management, assessing the effectiveness of the Partnership’s internal control over financial reporting, appears under Item 8. “Financial Statements and Supplementary Data” of this report. Ernst & Young LLP, the Partnership’s independent registered public accounting firm, have issued an attestation report on management’s assessment of the Partnership’s internal control over financial reporting, that also appears under Item 8 of this report.

No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The general partner’s board of directors held 7 meetings during 2004. The board has established standing committees to consider designated matters. The standing committees of the board are the Audit/Conflicts Committee and the Compensation Committee. The board has adopted governance guidelines for the board and charters for the standing committees.

The Audit/Conflicts Committee, in its role as an audit committee, oversees external financial reporting, engages independent auditors, and reviews procedures for internal auditing and the adequacy of internal accounting controls. The Audit/Conflicts Committee met as an audit committee 7 times during 2004. In addition, the Audit/Conflicts Committee, in its role as a “conflicts” committee, reviews specific matters that the board believes may involve conflicts of interest. This committee determines if the resolution of the conflict of interest is fair and reasonable to the Partnership. The Audit/Conflicts Committee met as a conflicts committee 20 times during 2004 to review matters related to the Partnership’s acquisition of the Eagle Point logistics assets from Sunoco. Each committee member received a $20,000 fee in connection with these deliberations. The current members of the Audit/Conflicts Committee are: Stephen L. Cropper (chairman), Gary W. Edwards and L. Wilson Berry, Jr. The general partner’s board of directors has determined that, based upon relevant experience, Audit/Conflicts Committee member Stephen L. Cropper is an “audit committee financial expert,” as defined in Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended. A description of Mr. Cropper’s qualifications may be found elsewhere in this Item 10. The members of the Audit/Conflicts Committee must meet certain independence and experience standards to serve on an audit committee of a board of directors established by the New York Stock Exchange.

The Compensation Committee of the general partner’s board of directors oversees compensation decisions for the officers of the general partner and the administration of the compensation plans described below. The Compensation Committee held 4 meetings during 2004. The current members of the Compensation Committee are: Gary W. Edwards (chairman), Stephen L. Cropper, L. Wilson Berry, Jr. and John G. Drosdick. Mr. Drosdick recuses himself from Compensation Committee decisions relating to equity compensation awards.

The board has affirmatively determined that Messrs. Berry, Cropper and Edwards are independent, as described in the governance guidelines and the New York Stock Exchange rules, since, for each of the last three years, none of them (or any of their immediate family members):

•	is, or was an employee of the Partnership, or any of its wholly-owned entities or affiliates;

•	received more than $100,000 in direct compensation from the Partnership or any of its wholly-owned entities or affiliates (other than director and committee fees and pension or other forms of deferred compensation for prior service, not contingent in any way on continued service);

•	is, or was, an employee or a partner of the Partnership’s internal or external audit firm, or participated in the audit, assurance or tax compliance (but not tax planning) practice of such firm; or personally worked on the Partnership’s audit;

•	is, or was an executive officer of another company at the same time as any of the general partner’s present executive officers served on that other company’s compensation committee;

•	is or was an employee (or has an immediate family member who is a current executive officer), of a company that made payments to, or received payments from, the Partnership for property or services in an amount exceeding the greater of one million dollars ($1,000,000), or two percent (2%) of such other company’s consolidated gross revenues.

In conjunction with regular board meetings, these three independent directors also meet in executive session without members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-affiliated directors.

The Partnership’s unitholders and other interested parties may communicate with the general partner’s board of directors, or any director or committee chairperson by writing to such parties in care of Bruce D. Davis, Jr., Vice President, General Counsel and Secretary, Sunoco Partners LLC, Ten Penn Center—3rd Floor, 1801 Market Street, Philadelphia, PA 19103-1699. Communications addressed to the board generally will be forwarded either to the appropriate committee chairperson or to all directors. Communications may be submitted confidentially and anonymously. Under certain circumstances, the Partnership or the general partner may be required by law to disclose the information or identity of the person submitting the communication. There were no material actions taken by the Board of Directors as a result of communications received during 2004 from unitholders or others. Certain concerns communicated to the general partner’s board of directors also may be referred to the general partner’s internal auditor or its General Counsel, in accordance with the general partner’s regular procedures for addressing such concerns. The chairman of the general partner’s board of directors, or the chairman of the general partner’s Audit/Conflicts Committee may direct that certain concerns be presented to the Audit/Conflicts Committee, or to the full board, or that they otherwise receive special treatment, including retention of external counsel or other advisors.

The officers of the general partner, other than Paul A. Mulholland, Treasurer, spend substantially all of their time managing the Partnership’s business and affairs. The non-executive directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

The Partnership’s general partner has adopted a Code of Ethics for Senior Officers, that applies to the principal executive officer, the principal financial officer, the principal accounting officer, the treasurer and persons performing similar functions for the general partner and its subsidiaries. In addition, the general partner has adopted a Code of Business Conduct and Ethics, that applies to all directors and employees. The Code of Business Conduct and Ethics addresses ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications, and prompt internal reporting of violations. In accordance with the disclosure requirements of applicable law or regulation, the Partnership intends to disclose any amendment to, or waiver from, any provision of these Codes, on its website, or under Item 5.05 of a current report on Form 8-K.

The Partnership makes available, free of charge within the “Corporate Governance” section of its website at www.sunocologistics.com, and in print to any unitholder who so requests, the Code of Ethics for Senior Officers, the Code of Business Conduct and Ethics, the Audit/Conflicts Committee Charter, the Compensation Committee Charter, the Corporate Governance Guidelines and the Partnership’s limited partnership agreement. Requests for print copies may be directed to: Investor Relations, Sunoco Logistics Partners L.P., 1801 Market Street—3rd Floor, Philadelphia, PA 19103, or telephone (215) 977-6350. The information contained on, or connected to, the Partnership’s internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Partnership files with, or furnishes to, the SEC.

On October 28, 2004, Deborah M. Fretz, President and Chief Executive Officer of Sunoco Partners LLC (general partner of the Partnership), submitted to the New York Stock Exchange (“NYSE”) the Written Affirmation required by the rules of the NYSE certifying that she was not aware of any violations by the Partnership of NYSE corporate governance listing standards.

The certifications of Ms. Fretz and of Colin A. Oerton, Vice President and Chief Financial Officer of the general partner, made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Partnership’s public disclosure, have been filed as exhibits to the Partnership’s 2004 Annual Report to the SEC on Form 10-K.

Directors and Executive Officers of Sunoco Partners LLC (The General Partner)

The following table shows information for the directors and executive officers of Sunoco Partners LLC, the general partner. Executive officers and directors are elected for one-year terms.

Name	Age	Position with the General Partner
John G. Drosdick	61	Chairman and Director
Deborah M. Fretz	56	President, Chief Executive Officer and Director
Cynthia A. Archer	51	Director
L. Wilson Berry, Jr.	61	Director
Stephen L. Cropper	54	Director
Michael H.R. Dingus	56	Director
Gary W. Edwards	63	Director
Bruce G. Fischer	49	Director
Thomas W. Hofmann	53	Director
Paul S. Broker	44	Vice President, Western Operations
Bruce D. Davis, Jr.	48	Vice President, General Counsel and Secretary
James L. Fidler	57	Vice President, Business Development
David A. Justin	52	Vice President, Eastern Operations
Christopher W. Keene	39	Vice President, Business Development
Sean P. McGrath	33	Comptroller
Paul A. Mulholland	52	Treasurer
Colin A. Oerton	41	Vice President and Chief Financial Officer

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

Mr. Cropper was elected to the Board of Directors in May 2002. Mr. Cropper is currently a private investor. From January 1996 until the time of his retirement in December 1998, he served as President and Chief Executive Officer of Williams Energy Services, a diversified energy company. Mr. Cropper served as president of Williams Pipe Line Company from 1986 to 1998. He is a director of: Energy Transfer Partners LP, QuikTrip Corporation, Berry Petroleum, Rental Car Finance Corporation and NRG Energy, Inc. Mr. Cropper has also been a past chairman of the Association of Oil Pipelines, and has served on the National Petroleum Council as well as the Transportation and Public Policy Committees of the American Petroleum Institute.

Mr. Dingus was elected to the Board of Directors in April 2002. He has been Senior Vice President, Sunoco, Inc. since January 2002. Prior to that, he was Vice President of Sunoco, Inc. from May 1999, and he has been President, Sun Coke Company since June 1996.

Mr. Edwards was elected to the Board of Directors in May 2002. Mr. Edwards is currently a consultant in the energy field. From November 1999 until the time of his retirement in December 2001, he was Senior Executive Vice President, Corporate Strategy & Development, Conoco, Inc., and had been Executive Vice President, Refining, Marketing, Supply & Transportation of Conoco from September 1991 until November 1999. Mr. Edwards is a director of Brand Services, Inc. Mr. Edwards is also a past director of the National Association of Manufacturers and the American Petroleum Institute, and a past director and Vice President of the European Petroleum Industry Association in Brussels.

Mr. Fischer was elected to the Board of Directors in April 2002. He has been Senior Vice President, Sunoco Chemicals of Sunoco, Inc. since January 2002. Prior to that, he was Vice President, Sunoco Chemicals from November 2000 to January 2002 and Vice President and General Manager, Sunoco MidAmerica Marketing and Refining from January 1999 to November 2000.

Mr. Hofmann was elected to the Board of Directors in October 2001. He has been Senior Vice President and Chief Financial Officer of Sunoco, Inc. since January 2002. Prior to that, he was Vice President and Chief Financial Officer of Sunoco, Inc. from July 1998 to January 2002. Mr. Hofmann is a director of Viasys Healthcare, Inc.

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

Mr. Fidler currently is a Vice President of Sunoco Partners LLC. Prior to that, from November 2001 to January 2005, he was Vice President, Business Development. Mr. Fidler had been Vice President/General Manager of Sunoco Distribution Operations for the Sunoco Logistics and Lubricants business units of Sunoco, Inc. since 1995.

Mr. Justin was elected Vice President, Eastern Operations in November 2001. From September 2000 to November 2001, Mr. Justin served as Manager, Eastern Area Operations for Sun Pipe Line Company. Prior to that, he had been Manager, Western Area Operations for Sun Pipe Line Company from 1998 through September 2000.

Mr. Keene was elected Vice President, Business Development in January 2005. From February 2002 to December 2004, Mr. Keene was the Director, Midstream Development for Unocal Midstream & Trade (UMT), a division of Unocal Corporation. Prior to that, he had been the Director, Business Development, Unocal Global

Trade, a division of Unocal Corporation, and Vice President, Unocal Pipeline Company from April 1999 to January 2002. From September 1997 to March 1999, he was Project Manager, New Ventures, Southeast Asia for Unocal Corporation and Vice President, Unocal Bharat Limited.

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

Compensation of Directors

Directors who are employees of Sunoco Partners LLC or its affiliates receive no additional compensation for service on the general partner’s board of directors or any committees of the board. During 2004, directors who were not employees of Sunoco Partners LLC or its affiliates (“non-employee directors”), received an annual retainer of $15,000 in cash, paid quarterly, and a number of restricted units paid quarterly under the Sunoco Partners LLC Long-Term Incentive Plan. These restricted units had an aggregate fair market value equal to $15,000 on an annual basis (the fair market value of each quarterly payment of restricted units is calculated as of the payment date). The portion of the annual retainer paid in the form of restricted units is required to be deferred, and is credited to each non-employee director’s account in the Sunoco Partners LLC Directors’ Deferred Compensation Plan. Amounts thus deferred in the form of restricted units are treated as if invested in common units of the Partnership, and include a credit for distribution equivalent rights (in the form of additional restricted units), credited on the applicable date for Partnership cash distributions. On January 19, 2005, the general partner’s board of directors approved an increase in the annual cash retainer to $17,500, and an increase in the aggregate fair market value of the restricted unit payments to $17,500 on an annual basis.

The chairman of the Audit/Conflicts Committee receives an annual committee chair retainer of $6,500 in cash. During 2004, the chairman of the Compensation Committee received an annual chair retainer of $1,500 in cash. On January 19, 2005, the general partner’s board of directors approved an increase in the annual Compensation Committee chair retainer to $2,500 in cash. In addition, the non-employee directors receive $1,500 in cash for each board meeting attended, and $1,000 in cash for each committee meeting attended. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be indemnified fully by the Partnership for actions associated with being a director to the extent permitted under Delaware law.

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

If a grantee’s employment or membership on the board of directors is terminated for cause, the grantee’s restricted units automatically will be forfeited unless, and to the extent, the Compensation Committee provides otherwise. Common units, to be delivered upon the vesting of restricted units, may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from the Partnership or any other person or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the cost incurred in acquiring common units. If the Partnership issues new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The Compensation Committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted units.

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

Unit Ownership Guidelines

Sunoco Partners LLC has established targets or guidelines for the ownership of Partnership common units, applicable to its directors, executives and certain key employees. Under these guidelines, the independent directors must own Partnership common units having a market value at all times equal to at least three times their average annual compensation (including retainers and fees). The other directors must own a fixed minimum number of Partnership common units. For executives and certain other key employees, the applicable unit ownership guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility, with the Chief Executive Officer expected to own common units with a value equal to at least five times base salary. These guidelines are intended to tie the financial risks and rewards for such executives to the Partnership’s total unitholder return and better align the interest of such executives with those of the Partnership’s unitholders.

Perquisites

In addition to base salary, annual incentive and long-term award opportunities, the general partner provides certain executive officers with perquisites that, in 2004, included: reimbursement for financial planning (up to a maximum of $2,500 per year); and country and social club memberships. Executive officers receive tax gross-up payments in respect of certain of these perquisites (disclosed in the “Other Annual Compensation” column of the Summary Compensation Table).

SUMMARY COMPENSATION TABLE

The following table represents compensation expense for the three years ended December 31, 2004 for the Chief Executive Officer and each of the four other most highly compensated executive officers of the general partner:

							Long-Term Compensation
		Annual Compensation					Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation[1] ($)	Restricted Stock Award(s)[2] ($)	Securities Underlying Options /SARs[3]	LTIP Payouts ($)	All Other Annual Compensation[4]
D. M. Fretz President and Chief Executive Officer	2004 2003 2002	419,769 399,486 380,000		343,434 320,160 361,775	[5]	25,648 7,630 6,940			5,723,270[6]	21,860 20,822 19,789

C. A. Oerton Vice President and	2004 2003	239,094 230,000		120,365 122,728					1,750,904[6]	12,452 9,766
Chief Financial Officer	2002	239,504		138,801		247,376[7]	298,050[8]			439

J. L. Fidler	2004	226,981		85,687					1,078,609[6]	11,820
Vice President, Business Development	2003 2002	221,507 213,500		88,647 101,630		1,343				11,535 11,118

Bruce D. Davis, Jr.	2004	210,000		79,254						436
Vice President, General Counsel & Secretary	2003 2002	28,269	[9]	11,766		59,710[10]	157,764[11]

Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation[1] ($)	Restricted Stock Award(s)[2] ($)	Securities Underlying Options /SARs[3]	LTIP Payouts ($)	All Other Annual Compensation[4]
D. A. Justin Vice President, Eastern Operations	2004 2003 2002	198,359 190,945 183,600	76,137 77,505 88,774				745,323[6]	10,330 9,942 9,561

P.S. Broker Vice President, Western Operations	2004 2003 2002	169,818 154,203 148,272	63,240 50,887 58,724				393,159[6]	8,844 8,030 7,734

NOTES TO TABLE:

1.	The amounts shown in this column include reimbursements for the payment of certain taxes.
2.	Awards of Restricted Units, subject to performance-based conditions on vesting, granted under the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) are excluded from this table. However, such grants made during the last completed fiscal year are reflected in the table captioned “Other Long-Term Incentive Plan Awards” in this section. Other Restricted Unit awards, conditioned only upon lapse of time or continued service are included in this Summary Compensation Table as “Restricted Stock Awards.”
3.	Although permitted by the terms of the LTIP, no Unit Options have been awarded at this time.
4.	This table below shows the components of this column for 2004:

Name	Company Match Under Defined Contribution Plans	Cost of Basic Life Insurance	Total
D. M. Fretz	$20,988	$872	$21,860
C. A. Oerton	$11,955	$497	$12,452
J. L. Fidler	$11,349	$471	$11,820
B. D. Davis, Jr.	$0	$436	$436
D. A. Justin	$9,918	$412	$10,330
P. S. Broker	$8,491	$353	$8,844

Sunoco Partners LLC, the Partnership’s general partner, is a participating employer in two Sunoco, Inc. defined contribution plans: (1) the Sunoco, Inc. Capital Accumulation Plan (or “SunCAP”), a 401(k) plan open to most employees; and (2) the Sunoco, Inc. Savings Restoration Plan, for executive-level SunCAP participants otherwise subject to certain Internal Revenue Code limitations on 401(k) plan contributions. The Savings Restoration Plan permits such participants to continue to receive matching contributions after exceeding the applicable limits.
5.	As an executive officer of Sunoco, Inc., prior to the Partnership’s initial public offering in 2002, Ms. Fretz participated in the Sunoco, Inc. Deferred Compensation Plan for executives. The 2002 bonus amount shown in the table includes $142,251, the receipt of which has been deferred.
6.	The amounts shown in this column for 2004 represent the value of certain restricted unit awards (including applicable distribution equivalents rights), made in July 2002. These awards consisted of: (1) certain grants made in connection with the Partnership’s initial public offering (the “Launch Grants”), and (2) initial grants of performance-based restricted units under the Sunoco Partners LLC Long Term Incentive Plan (the “2002 Regular Grants”). The criteria for payout of each of these awards were met at the end of 2004, and these awards were paid out in February 2005, in the form of common units, representing limited partnership interests in the Partnership. The Launch Grants were paid out at 100% of the targeted amount, while the 2002 Regular Grants were paid out at 167% of the targeted amount. For Mr. Oerton, the amount shown also includes the value of a special restricted unit award, the payout of which was conditioned only upon his continued employment (see Note 8 below).

7.	This figure reflects payment for temporary living expenses and moving expenses ($61,634) under the Sunoco, Inc. Moving and Relocation Policy for New Hires, and amounts reimbursed during 2002 for payment of taxes ($185,742) relating to moving and relocation expenses and an associated salary advance.
8.	In connection with his hiring, Mr. Oerton was granted a special award of 15,000 Restricted Units with an aggregate value of $298,050 on the date of grant. Vesting and payout of these Restricted Units is subject only to Mr. Oerton’s continued employment with Sunoco Partners LLC during the period from July 23, 2002 through January 14, 2005. These Restricted Units have distribution equivalent rights.
9.	Mr. Davis joined Sunoco Partners LLC on November 2, 2003. The salary figure shown in this column for 2003 reflects amounts actually paid to Mr. Davis during the period from this date through December 31, 2003.
10.	This figure reflects payment for moving expenses ($49,752) under the Sunoco, Inc. Moving and Relocation Policy for New Hires, and amounts reimbursed during 2004 for payment of taxes ($9,958) relating to moving and relocation expenses.
11.	In connection with his hiring, Mr. Davis was granted a special award of 4,514 Restricted Units with an aggregate value of $157,764 on the date of grant. Vesting and payout of these Restricted Units is subject only to Mr. Davis’ continued employment with Sunoco Partners LLC during the period from November 10, 2003 through December 31, 2006. These Restricted Units have distribution equivalent rights.

LONG-TERM INCENTIVE PLANS—AWARDS

IN LAST FISCAL YEAR1

The following table presents certain data concerning grants to the named executive officers of Restricted Units under the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) during the last completed fiscal year:

	Number of Shares, Units or Other Rights (#)[2]	End of Performance Period	Estimated Future Payout[3]
Name			Threshold (#)	Target (#)	Maximum (#)
D. M. Fretz	18,135	12-31-2006	0	18,135	36,270
C. A. Oerton	6,206	12-31-2006	0	6,206	12,412
J. L. Fidler	4,034	12-31-2006	0	4,034	8,068
B. D. Davis, Jr.	4,534	12-31-2006	0	4,534	9,068
D. A. Justin	3,103	12-31-2006	0	3,103	6,206
P. S. Broker	2,234	12-31-2006	0	2,234	4,468

NOTES TO TABLE:

1.	Actual payout of these awards will depend upon the Partnership achieving certain specified performance levels based upon annual objectives for distributable cash over a Restricted Period that runs from January 20, 2004 through December 31, 2006. Payment of any amounts earned will occur following such period, assuming continued employment with the general partner at such time.
2.	Values in this column represent regular grants of Restricted Units on January 20, 2004.
3.	The portion of each award that may be earned during the Restricted Period ranges from a threshold value of zero, to a target value equal to 100 percent of the award, and a maximum value of 200 percent of the award.

PENSION PLANS

Sunoco Partners LLC, the Partnership’s general partner, is a participating employer in certain Sunoco, Inc. pension and retirement plans. This table shows the estimated annual retirement benefits payable to a covered executive based upon the final average pay formulas of the Sunoco, Inc. Retirement Plan (“SCIRP”), the Sunoco, Inc. Pension Restoration Plan, and the Sunoco, Inc. Executive Retirement Plan (“SERP”). Executives who participate in these plans may elect to receive their accrued benefits in the form of either a lump sum or an annuity. The estimates shown in the table below assume that benefits are received in the form of a single life annuity. These estimates do not take into account potential future increases in base salary, or future bonuses that may be paid.

Final Average Total Cash Compensation[1]	Estimated Annual Benefits Upon Retirement at Age 62 After Completion of the Following Years of Service
	15 Years[2]	20 Years[2]	25 Years	30 Years	35 Years[3]	40 Years[3]
$ 200,000	$ 80,000	$ 80,000	$ 83,000	$ 100,000	$ 108,000	$ 115,000
400,000	160,000	160,000	167,000	200,000	215,000	230,000
600,000	240,000	240,000	250,000	300,000	323,000	345,000
800,000	320,000	320,000	333,000	400,000	430,000	460,000
1,000,000	400,000	400,000	417,000	500,000	538,000	575,000
1,200,000	480,000	480,000	500,000	600,000	645,000	690,000
1,400,000	560,000	560,000	583,000	700,000	753,000	805,000
1,600,000	640,000	640,000	667,000	800,000	860,000	920,000
1,800,000	720,000	720,000	750,000	900,000	968,000	1,035,000
2,000,000	800,000	800,000	834,000	1,000,000	1,075,000	1,150,000

NOTES TO TABLE:

1.	Final Average Total Cash Compensation is the average of the base salary and annual bonus in the highest 36 consecutive months during the last 120 months of service.
2.	Based on the SERP minimum benefit formula of 40% of the Final Average Total Cash Compensation with 12 or more years of service.
3.	The benefits shown in the table apply to those executives who participate in either the SERP or the Final Average Pay formula of the SCIRP, which is a qualified defined benefit retirement plan. Credited years of service for the period ended December 31, 2004 for the executive officers named in the Summary Compensation Table are as follows: Ms. Fretz—27 years, Mr. Oerton—2 years, Mr. Fidler—35 years, Mr. Davis—1 year, Mr. Justin—19 and Mr. Broker—16 years. Effective January 1, 1987, for employees hired subsequent to that date, Sunoco, Inc. converted the SCIRP from a final average pay plan to a cash balance pension plan. SCIRP benefits for employees hired after this conversion are calculated using the Career Pay formula, based on a percentage of pay each year and an indexing adjustment. Messrs Oerton and Davis participate in the Career Pay formula of the SCIRP. Normal retirement age under the SCIRP is 65 years.

The retirement benefits shown above for the SCIRP, the Pension Restoration Plan and the SERP are amounts calculated prior to the Social Security offset, which is equal to one and two-thirds percent of primary Social Security benefits for each year of Retirement Plan participation up to 30 years or a maximum offset of 50% of primary Social Security benefits. The Internal Revenue Code limits retirement benefits payable under tax-qualified retirement plans, like the SCIRP. In 2004, the maximum annual qualified benefit for a covered participant retiring at age 65 was $165,000, and for one retiring at age 55 was $98,604. Any reduction in retirement benefits payable under the SCIRP, due to these Internal Revenue Code limits, will be paid from the Pension Restoration Plan. Pension Restoration Plan benefits may not be rolled over and are fully taxable as ordinary income in the year paid.

The SERP provides pension benefits over and above benefits available under the SCIRP to participants who are at least 55 years of age, with a minimum of five (5) years service as an executive. SERP benefits are offset by benefits payable under other Sunoco qualified or non-qualified plans. In the event of voluntary termination, accrued SERP benefits would be payable to executives over age 55 with at least five years of service. For executives not meeting these criteria, accrued benefits payable under the appropriate SCIRP formula would be paid, along with any Pension Restoration Plan benefits. The SERP also can provide benefits in the event of involuntary termination or change in control of Sunoco, Inc. The maximum benefit payable under any SERP formula cannot exceed 50% of final average earnings. Except in the event of involuntary termination, the SERP generally will not provide benefits to employees hired before January 1, 1987 who participate in the Final

Average Pay formula of SCIRP. Benefits under the Pension Restoration Plan and the SERP are paid from general corporate assets and, in the event of insolvency, would be subject to the claims of general creditors.

SEVERANCE PLANS

Sunoco Partners LLC, the Partnership’s general partner, is a participating employer in certain Sunoco, Inc. plans that provide certain severance benefits to the general partner’s named executive officers and other key management personnel.

The Sunoco, Inc. Executive Involuntary Severance Plan provides severance benefits to executives involuntarily terminated other than for just cause, death or disability. Depending upon salary grade level, named executive officers would receive severance payments ranging from one to one and one-half times base salary plus guideline annual incentive in effect on the termination date.

The Sunoco, Inc. Special Executive Severance Plan provides severance benefits in case of termination (whether actual or constructive and other than for just cause, death or disability) occurring within two years of a Change in Control of Sunoco, Inc., as defined in the plan. Severance under this plan would be payable to named executive offices in a lump sum equal to three times annual compensation. For these purposes, annual compensation consists of (i) annual base salary in effect immediately prior to a Change in Control or immediately prior to the employment termination date, whichever is greater, plus (ii) the greater of annual guideline incentive in effect immediately before the Change in Control or employment termination date, or the highest bonus awarded in any of the three years ending prior to the Change in Control, or any subsequent year ending before the employment termination date.

Eligible executives under both these plans are entitled to medical coverage during the applicable severance period, at the same rate that such benefits are provided to active employees.

The Sunoco Partners LLC Long-Term Incentive Plan provides that, upon a Change in Control, as defined in the plan, all awards of restricted units or unit options automatically vest and become payable or exercisable, as the case may be, in full. In this regard, all restricted periods terminate and all performance criteria, if any, are deemed to have been achieved at the maximum level, regardless of whether performance targets actually have been met.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2004, regarding Partnership common units that may be issued upon conversion (assuming a one-for-one conversion) of outstanding restricted units granted under the general partner’s Long-Term Incentive Plan to executive officers and other key employees. For more information about this plan (which did not require approval by the Partnership’s limited partners at the time of its adoption in 2002), refer to “Item 11—Executive Compensation—Long-Term Incentive Plan”.

EQUITY COMPENSATION PLAN INFORMATION1

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	439,273	—	810,727
Total	439,273	—	810,727

NOTES TO TABLE:

1.	The amounts in column (a) of this table reflect only Restricted Units that have been granted under the Sunoco Partners LLC Long-Term Incentive Plan, since the inception of the plan. No unit options have been granted. Each Restricted Unit shown in the table represents a right to receive (upon vesting and payout) a specified number of Partnership common units. Vesting and payout may be conditioned upon achievement of pre-determined financial or other performance objectives for, or attainment of certain length of service goals with, the Partnership and its affiliates. No value is shown in column (b) of the table, since the Restricted Units do not have an exercise, or “strike”, price. For illustrative purposes, a maximum payment (i.e., a 200 percent ratio) has been assumed for vesting and payout.

Beneficial Ownership Table

The following table sets forth the beneficial ownership of common units of Sunoco Logistics Partners L.P., by directors of Sunoco Partners LLC (the general partner), by each named executive officer and by all directors and officers of Sunoco Partners LLC as a group as of December 31, 2004. Unless otherwise noted, each individual exercises sole voting or investment power over the Partnership common units shown in the table. For purposes of this table, beneficial ownership includes Partnership common units as to which the person has sole or shared voting or investment power and also any Partnership common units that such person has the right to acquire within 60 days of December 31, 2004, through the conversion of restricted units. During 2004, Sunoco Partners LLC was owned by the following members: Sun Pipe Line Company (67%); Sunoco, Inc. (R&M) (13%); and Atlantic Refining & Marketing Corp. (20%), each of which is a direct or indirect wholly-owned subsidiary of Sunoco, Inc.

Name of Beneficial Owner(1)	Number of Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Number of Subordinated Units Beneficially Owned		Percentage of Subordinated Units Beneficially Owned	Number of Restricted Units Owned(4)	Percentage of Total Units Beneficially Owned
Sunoco Partners LLC(2)	3,455,095	27.4%	11,383,639	(3)	100%	0	61.9%
John G. Drosdick	30,000	*	0		0%	0	*
Deborah M. Fretz	142,394	1.1%	0		0%	0	0.6%
Cynthia A. Archer	2,000	*	0		0%	0	*
L. Wilson Berry, Jr.	0	*	0		0%	953	*
Stephen L. Cropper	6,700	*	0		0%	988	*
Michael H.R. Dingus	2,000	*	0		0%	0	*
Gary W. Edwards	0	*	0		0%	1,159	*
Bruce G. Fischer	3,000	*	0		0%	0	*
Thomas W. Hofmann	2,500	*	0		0%	0	*
Paul S. Broker	10,172	*	0		0%	0	*
Bruce D. Davis, Jr.	0	*	0		0%	0	*
James L. Fidler	28,134	*	0		0%	0	*
David A. Justin	19,335	*	0		0%	0	*
Colin A. Oerton	49,472	*	0		0%	0	*

All directors and executive officers as a group (16 persons)	297,708	2.4%	0		0%	3,100	1.2%

*	Less than 0.5 percent.

NOTES TO TABLE:

1.	The address of each beneficial owner named above is 1801 Market Street, Philadelphia, PA 19103.
2.	Sunoco, Inc. is the ultimate parent company of Sunoco Partners LLC and may, therefore, be deemed to beneficially own the units that are held by Sunoco Partners LLC.
3.	On February 15, 2005, 2,845,910 of these subordinated units, or 25% of the outstanding amount, were converted to common units in accordance with the partnership agreement.
4.	The amounts shown in this column represent the balance, as of December 31, 2004, of restricted units credited to the respective deferred compensation accounts established for each independent director pursuant to the terms of the Sunoco Partners LLC Directors Deferred Compensation Plan. These restricted units cannot be converted to common units of the Partnership, and will be paid out in cash (as a lump sum or series of installments), commencing on: (1) the later of: (a) the first day of the calendar year following retirement or other termination of board service, and (b) the first day following the six-month anniversary of retirement or other termination of board service; or (2) the first day of the calendar year following death. A portion of these restricted units, credited quarterly to each such director’s Mandatory Deferred Compensation Account, reflects payment of the applicable Board Restricted Unit Retainer. At December 31, 2004, Mr. Berry’s Mandatory Deferred Compensation Account balance was 707 restricted units, while those of Messrs. Cropper and Edwards were each 988 restricted units.

In addition to the foregoing, Tortoise Capital Advisors LLC, a Delaware limited liability company (“TCA”), filed a Schedule 13G on February 11, 2005, to report that, as of December 31, 2004, it had shared voting and dispositive power over 897,010 common units of the Partnership, representing 7.1% of the total outstanding common units of the Partnership, as of that date. Of these units, 810,000 were held by an affiliate, Tortoise Energy Infrastructure Corporation and the remainder were held in managed accounts for which TCA acts as investment adviser.

The following table sets forth certain information regarding beneficial ownership of Sunoco, Inc.’s common stock, as of December 31, 2004, by directors of Sunoco Partners LLC, by each named executive officer and by all directors and officers of Sunoco Partners LLC as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of Sunoco, Inc. common stock shown in the table. For purposes of this table, beneficial ownership includes shares of Sunoco, Inc. common stock as to which the person has sole or shared voting or investment power and also any shares of Sunoco, Inc. common stock that such person has the right to acquire within 60 days of December 31, 2004, through the exercise of any option, warrant, or right.

Name of Beneficial Owner	Shares of Sunoco, Inc. Common Stock Beneficially Owned(1)	Percentage of Sunoco, Inc. Common Stock Beneficially Owned
John G. Drosdick	408,645	0.59%
Deborah M. Fretz	6,328	*
Cynthia A. Archer	9,313	*
L. Wilson Berry, Jr.	0	*
Stephen L. Cropper	0	*
Michael H.R. Dingus	85,902	0.12%
Gary W. Edwards	0	*
Bruce G. Fischer	46,813	*
Thomas W. Hofmann Paul S. Broker	36,641 299	* *
Bruce D. Davis, Jr.	0	*
James L. Fidler	4,570	*
David A. Justin	0	*
Colin A. Oerton	0	*

All directors and executive officers as a group (16 persons)	612,089	0.88%

*	Less than 0.5 percent.
(1)	The amounts shown include shares of Sunoco, Inc. common stock which the following persons have the right to acquire through the exercise of stock options within 60 days after December 31, 2004 under certain Sunoco, Inc. plans:

Name	Shares
John G. Drosdick	125,000
Deborah M. Fretz	0
Cynthia A. Archer	4,000
Michael H.R. Dingus	40,000
Bruce G. Fischer	0
Thomas W. Hofmann	0
Paul S. Broker	0
James L. Fidler	2,060
David A. Justin	0

All executive officers as a group (including those named above)	179,560

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2004, the general partner owned 3,455,095 common units and 11,383,639 subordinated units, representing a 60.6 percent limited partner interest. In addition, the general partner also owns a 2 percent general partner interest. The general partner’s ability to manage and operate the Partnership and its ownership of a 62.6 percent partnership interest effectively gives the general partner the ability to control the Partnership.

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

Operational Stage

Payments to the general partner and its affiliates

The Partnership paid the general partner an administrative fee, $8.4 million for the year ended December 31, 2004, for the provision of various general and administrative services for the Partnership’s benefit. In addition, the general partner is entitled to reimbursement for all expenses it incurs on the Partnership’s behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of the general partner who provide services to the Partnership. The general partner has sole discretion in determining the amount of these expenses.

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

Concurrently with the closing of the February 2002 IPO, the Partnership entered into several agreements with Sunoco, Inc. (R&M), and/or one or more of its affiliates. These agreements include the Omnibus Agreement, the Pipelines and Terminals Storage and Throughput Agreement, the Inter-refinery Lease Agreement, an intellectual property license agreement, certain crude oil purchase and sale agreements, a treasury services agreement and other agreements, all of which are described in detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco R&M and Sunoco, Inc.”

Subsequent to the February 2002 IPO, the Partnership entered into other agreements with Sunoco, Inc., Sunoco R&M and the general partner, including various throughput agreements regarding certain recently acquired assets or improvements or expansions at existing assets not covered by the Pipelines and Terminals Storage and Throughput Agreement; the purchase agreement with Sunoco R&M to acquire the Eagle Point refinery logistics assets; and certain redemption and expense-sharing agreements with Sunoco, Inc. (and/or its affiliates) that were ancillary to the Partnership’s April 2004 offering of common units for sale to the public. For further information on these agreements, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco R&M and Sunoco, Inc.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for audit and other professional services and products by the Partnership’s independent registered public accounting firm, Ernst & Young LLP, for each of the last two fiscal years:

	For the Year Ended December 31,
Type of Fee	2003	2004
Audit Fees[1]	$455,000	$1,099,000
Audit Related Fees[2]	$75,000	$124,000

NOTES:

1.	Audit Fees, including those for statutory audits, include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by Ernst & Young for the audit of the Partnership’s annual financial statements and the Partnership’s assessment and Ernst & Young’s opinion on the Partnership’s internal control over financial reporting for compliance under Section 404 of the Sarbanes-Oxley Act of 2002 and review of financial statements included in the Partnership’s quarterly reports on Form 10-Q.
2.	Audit Related Fees include the aggregate fees paid by the Partnership during the fiscal year indicated for assurance and related services by Ernst & Young that are reasonably related to the performance of the audit or review of the Partnership’s financial statements and not included in Audit Fees, including review of registration statements and issuance of consents. Also included in Audit Related Fees are fees for internal control review and accounting advice.

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

The Audit/Conflicts Committee of the general partner’s board of directors is responsible for pre-approving all audit services, and permitted non-audit services, to be performed by independent registered public accounting firm for the Partnership, or its general partner. The Committee reviews the services to be performed to determine whether provision of such services potentially could impair the independence of the Partnership’s independent registered public accounting firm. The Committee’s approval procedures include reviewing a detailed budget for each particular service or category of audit, audit-related, or tax services to be rendered, as well as a description of, and budgeted amounts for, specific categories of anticipated non-audit services. Pre-approval is generally granted for up to one year. Committee approval is required to exceed the budgeted amount for any particular category of services or to engage the independent registered public accounting firm for services not included in the budget. Additional services or specific engagements may be approved, on a case-by-case basis, prior to the independent registered public accounting firm undertaking such services.

Subject to the requirements of applicable law, the Audit/Conflicts Committee may delegate such pre-approval authority to the Audit/Conflicts Committee chairman. However, any pre-approvals granted by the chairman, acting pursuant to such delegated authority, are reviewed by the full membership of the Audit/Conflicts Committee at its next regular meeting. Management of the general partner provides periodic updates to the Audit/Conflicts Committee regarding the extent of any services provided in accordance with this pre- approval process, as well as the cumulative fees incurred to date for all non-audit services, to ensure that such services are within the parameters approved by the Audit/Conflicts Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) The financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2) All financial statement schedules required are included in the financial statements or notes thereto.

(3) Exhibits:

Exhibit No.		Description

3.1	*	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement, file No. 333-71968, filed October 22, 2001)

3.2	*	Second Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of July 20, 2004 (incorporated by reference to Exhibit 3.1 of Form 10-Q, file No. 1-31219, filed August 5, 2004)

3.3	*	Certificate of Limited Partnership of Sunoco Logistics Operations L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed December 18, 2001)

3.4	*	First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 3.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.1		Credit Agreement dated as of November 22, 2004, by and among Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners L.P., Citibank, N.A., Barclays Bank PLC, Keybank National Association, SunTrust Bank, Wachovia Bank, National Association and other lenders

10.2	*	Indenture, dated as of February 7, 2002, between Sunoco Logistics Partners Operations L.P. and First Union National Bank (incorporated by reference to Exhibit 10.2 of Form 10-K, file No. 1.31219, filed April 1, 2002)

10.3	*	Registration Rights Agreement, dated as of February 8, 2002, among Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners L.P., Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., and the following Initial Purchasers: Lehman Brothers, Inc., Credit Suisse First Boston Corporation, Banc of America Securities LLC, Salomon Smith Barney Inc., UBS Warburg LLC and First Union Securities, Inc. (incorporated by reference to Exhibit 10.3 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.4	*	Contribution, Conveyance and Assumption Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sun Pipe Line Company of Delaware, Sunoco, Inc. (R&M), Atlantic Petroleum Corporation; Sunoco Texas Pipe Line Company, Sun Oil Line of Michigan (Out) LLC, Mid-Continent Pipe Line (Out) LLC, Sun Pipe Line Services (Out) LLC, Atlantic Petroleum Delaware Corporation, Atlantic Pipeline (Out) L.P., Sunoco Partners LLC, Sunoco Partners Lease Acquisition & Marketing LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners GP LLC, Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Mid-Con (In) LLC, Atlantic (In) L.P., Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners Operations GP LLC, Atlantic R&M (In) L.P., Sun Pipe Line Services (In) L.P., Sunoco Michigan (In) LLC, Atlantic (In) LLC, Sunoco Logistics Pipe Line GP LLC, Sunoco R&M (In) LLC, and Atlantic Refining & Marketing Corp. (incorporated by reference to Exhibit 10.4 of Form 10-K, file No. 1-31219, filed April 1, 2002)

Exhibit No.	Description

10.5*	Omnibus Agreement, dated as of February 8, 2002, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.5.1	Agreement Extending Term of Section 4.1 of Omnibus Agreement, dated as of January 20, 2005, and effective January 1, 2005, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC

10.6*	Pipelines and Terminals Storage and Throughput Agreement, dated as of February 8, 2002, among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners LLC, Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., Sunoco Logistics Partners GP LLC, and Sunoco Logistics Partners Operations GP LLC

10.7*	Amended and Restated Treasury Services Agreement, dated as of November 26, 2003, by and among Sunoco, Inc., Sunoco Logistics Partners L.P., and Sunoco Logistics Partners Operations L.P. (incorporated by reference to Exhibit 10.7.1 of Form 10-K, file No. 1-31219, filed March 4, 2004)

10.8*	Intellectual Property and Trademark License Agreement, dated as of February 8, 2002 among Sunoco, Inc., (“Sunoco”), Sunoco, Inc. (R&M), Sunmarks, Inc., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.8 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.9*	Interrefinery Lease, dated as of February 8, 2002, between Sunoco Pipeline L.P., and Sunoco, Inc. (R&M) (incorporated by reference to Exhibit 10.9 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.10*	Common Unit Redemption Agreement, dated as of April 1, 2004, between Sunoco Logistics Partners L.P. and Sunoco Partners LLC (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed May 6, 2004)

10.11*	Sunoco Partners LLC Long-Term Incentive Plan (amended and restated as of July 22, 2002)

10.11.1*	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q, File No. 1-31219, filed November 5, 2004)

10.11.2*	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q, File No. 1-31219, filed November 5, 2004)

10.12*	Sunoco Partners LLC Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Form S-1 Registration Statement filed January 11, 2002)

10.13*	Sunoco Partners LLC Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form S-8, File No. 333-71968, filed July 22, 2002)

10.13.1	Amendment No. 1 to Sunoco Partners LLC Directors’ Deferred Compensation Plan

10.14*	Sunoco Partners LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to Form 10-K, File No. 1-31219, filed March 4, 2004)

Exhibit No.	Description

10.15	Sunoco Partners LLC Executive Summary Compensation Sheet for 2005

10.16	Sunoco Partners LLC Independent Director Compensation Summary Sheet for 2005

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1*	Code of Ethics for Senior Officers (incorporated by reference to Exhibit 10.14.1 to Form 10-K, File No. 1-31219, filed March 4, 2004)

21.1	Subsidiaries of Sunoco Logistics Partners L.P.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32	Chief Executive Officer and Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350

99	Audited Balance Sheet of Sunoco Partners LLC as of December 31, 2004

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOCO LOGISTICS PARTNERS L.P.
(Registrant)

By: Sunoco Partners LLC (its General Partner)

By:	/S/ COLIN A. OERTON
Colin A. Oerton Vice President and Chief Financial Officer

March 4, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 4, 2005.

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

L. WILSON BERRY, JR.*
L. Wilson Berry, Jr. Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P

*By:	/S/ COLIN A. OERTON
Colin A. Oerton Individually and as Attorney-in-Fact