Form 10-Q
period 2005-03-31
SUNOCO LOGISTICS PARTNERS LP
filed 2005-05-09
CIK 1161154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

Commission file number 1-31219

SUNOCO LOGISTICS PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Ten Penn Center
1801 Market Street
Philadelphia, PA	19103-1699
(Address of principal executive offices)	(Zip-Code)

(215) 977-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑       NO ☐

At April 27, 2005, the number of the registrant’s Common Units outstanding were 15,606,314, and its Subordinated Units outstanding were 8,537,729.

SUNOCO LOGISTICS PARTNERS L.P.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004 (unaudited)	2

Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

SIGNATURE	29
PURCHASE AND SALE AGREEMENT BY AND BETWEEN MOBIL PIPELINE COMPANY AND SUNOCO PIPELINE L.P.
SCHEDULES & EXHIBITS TO PURCHASE & SALE AGREEMENT OMITTED FROM FILING
SUNOCO PARTNERS LLC LONG-TERM INCENTIVE PLAN
FORM OF RESTRICTED UNIT AGREEMENT
FORM OF RESTRICTED UNIT AGREEMENT
SUNOCO PARTNERS LLC ANNUAL INCENTIVE PLAN
SUNOCO PARTNERS LLC SPECIAL EXECUTIVE SEVERANCE PLAN
THROUGHPUT AND DEFICIENCY AGREEMENT
STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER CERTIFICATION

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$476,923	$365,113
Unaffiliated customers	534,926	379,794
Other income	3,627	3,169

Total Revenues	1,015,476	748,076

Costs and Expenses
Cost of products sold and operating expenses	974,911	710,692
Depreciation and amortization	8,122	7,539
Selling, general and administrative expenses	11,917	12,059

Total Costs and Expenses	994,950	730,290

Operating Income	20,526	17,786
Net interest cost paid to affiliates (Note 3)	65	104
Other interest cost and debt expense, net	5,163	4,671

Net Income	$15,298	$13,011

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$15,298	$13,011
Less: General Partner’s interest in Net Income	(922)	(495)

Limited Partners’ interest in Net Income	$14,376	$12,516

Net Income per Limited Partner unit:
Basic	$0.60	$0.55

Diluted	$0.59	$0.54

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	24,090,548	22,771,793

Diluted	24,288,379	22,975,315

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2005	2004
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$32,671	$52,660
Advances to affiliates (Note 3)	10,778	12,349
Accounts receivable, affiliated companies (Note 3)	148,862	140,328
Accounts receivable, net	536,535	396,479
Inventories:
Crude oil	46,294	26,428
Materials, supplies and other	700	700

Total Current Assets	775,840	628,944

Properties, plants and equipment	1,099,223	1,095,928
Less accumulated depreciation and amortization	(452,290)	(448,728)

Properties, plants and equipment, net	646,933	647,200

Investment in affiliates (Note 5)	69,282	69,745
Deferred charges and other assets	23,183	22,897

Total Assets	$1,515,238	$1,368,786

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$711,907	$553,629
Accrued liabilities	16,123	25,284
Accrued taxes other than income	14,563	15,162

Total Current Liabilities	742,593	594,075

Long-term debt (Note 6)	313,347	313,305
Other deferred credits and liabilities	905	812
Commitments and contingent liabilities (Note 7)

Total Liabilities	1,056,845	908,192

Partners’ Capital:
Limited Partners’ interest	450,551	452,856
General Partner’s interest	7,842	7,738

Total Partners’ Capital	458,393	460,594

Total Liabilities and Partners’ Capital	$1,515,238	$1,368,786

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$15,298	$13,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,122	7,539
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(8,534)	25,266
Accounts receivable, net	(140,056)	(114,021)
Inventories	(19,866)	(887)
Accounts payable and accrued liabilities	149,117	83,831
Accrued taxes other than income	(599)	(2,416)
Other	1,119	(3,040)

Net cash provided by operating activities	4,601	9,283

Cash Flows from Investing Activities:
Capital expenditures	(7,841)	(3,585)
Acquisitions	—	(20,000)

Net cash used in investing activities	(7,841)	(23,585)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(15,955)	(12,957)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(2,863)	—
Contribution from General Partner for Limited Partner unit transactions	137	—
Advances to affiliates, net	1,571	6,380
Contributions from affiliate	361	—

Net cash used in financing activities	(16,749)	(6,577)

Net change in cash and cash equivalents	(19,989)	(20,879)
Cash and cash equivalents at beginning of year	52,660	50,081

Cash and cash equivalents at end of period	$32,671	$29,202

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

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2005 are not necessarily indicative of results for the full year 2005. Certain previously reported amounts have been reclassified to conform to the 2005 presentation.

2. Equity Offering

     On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of $128.7 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $82.7 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of two refined product terminals for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2.0 percent general partner interest. At March 31, 2005, Sunoco’s ownership interest in the Partnership was 62.2 percent, including its 2.0 percent general partner interest.

3. Related Party Transactions

     Advances to Affiliates

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

     Selling, general and administrative expenses in the condensed consolidated statements of income include costs incurred by Sunoco for the provision of certain centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services. These services were provided to the Partnership under an omnibus agreement (“Omnibus Agreement”) with Sunoco through December 31, 2004 for an annual administrative fee. This fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the cash premiums incurred. This fee also does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits. The Partnership is reimbursing Sunoco for these costs and other direct expenses incurred on its behalf. The fee for the annual period ended December 31, 2004 was $8.4 million. In January 2005, the parties extended the term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) by one year. The annual administrative fee applicable to this one-year extension is $8.4 million. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2005, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or other third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted. These costs may also increase if the Partnership consummates an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco.

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

     Capital Contributions

     The Partnership has agreements with Sunoco R&M which requires Sunoco R&M to, among other things, reimburse the Partnership for certain expenditures. These agreements include:

•	the Omnibus Agreement, which requires Sunoco R&M to, among other things, reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements;

•	the Interrefinery Lease Agreement, which requires Sunoco R&M to reimburse the Partnership for any non-routine maintenance expenditures incurred, as defined, during the term of the agreement; and

•	the Eagle Point purchase agreement, which requires Sunoco R&M to reimburse the Partnership for certain maintenance capital and expense expenditures incurred regarding the assets acquired, as defined, up to $5.0 million through March 2014.

     For the three months ended March 31, 2005, the Partnership incurred $0.4 million of maintenance capital expenditures under these agreements. No amounts were incurred under these agreements for the three months ended March 31, 2004. The reimbursement of these amounts were recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at March 31, 2005.

     In February 2005, the Partnership issued 0.2 million common units to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of this net issuance of common units, the general partner contributed $0.1 million to the Partnership to maintain its 2.0 percent ownership interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its condensed consolidated balance sheet.

     Asset Acquisition

     On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20 million (see Note 8). In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under this agreement comparable to those charged in arm’s length, third-party transactions. The throughput agreement also requires Sunoco R&M to maintain minimum volumes on the truck rack acquired in this transaction upon completion of certain capital improvements which were completed during the fourth quarter of 2004.

     Redemption of Common Units

     In April 2004, the Partnership sold 3.4 million common units in a public offering (see Note 2). The proceeds of this offering were partially utilized to redeem approximately 2.2 million common units from Sunoco for $82.7 million. The redemption price per unit was equal to the public offering price per unit after the underwriters’ commissions. As a result of this net issuance of 1.2 million common units, the general partner contributed $1.0 million to the Partnership to maintain its 2.0 percent ownership interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its condensed consolidated balance sheet. In connection with the equity offering, the Partnership and Sunoco entered into an agreement whereby Sunoco agreed to reimburse the Partnership for transaction costs incurred by the Partnership based upon the percentage that Sunoco’s net redemption proceeds received represented of the total gross proceeds of the Partnership’s offering (approximately 64.2 percent). Reimbursement of these costs of $0.4 million occurred during the fourth quarter of 2004 when the transaction costs were finalized and was accounted for as an increase to Partners’ Capital within the Partnership’s condensed consolidated balance sheet.

     Conversion of Subordinated Units

     In February 2005, 2,845,910 subordinated limited partner units, equal to one-quarter of the originally issued subordinated units held by the general partner, were converted to common units as the Partnership met the requirements set forth in the partnership agreement (see Note 9).

4. Net Income Per Unit Data

     The computation of basic net income per limited partner unit is calculated by dividing net income, after the deduction of the general partner’s interest in net income, by the weighted-average number of common and subordinated units outstanding during the period. The general partner’s interest in net income is calculated on a quarterly basis based upon its percentage interest in quarterly cash distributions declared. The general partner’s interest in quarterly cash distributions consists of its 2.0 percent general interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 9). The general partner was allocated net income of $0.9 million (representing 6.0 percent of the total net income for the period) for the three months ended March 31, 2005 and $0.5 million (representing 3.8 percent of total net income for the period) for the three months ended March 31, 2004. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

     The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Weighted average number of limited partner units outstanding – basic	24,090,548	22,771,793

Add effect of dilutive unit incentive awards	197,831	203,522

Weighted average number of limited partner units – diluted	24,288,379	22,975,315

5. Investment in Affiliates

     The Partnership’s ownership percentages in corporate joint ventures as of March 31, 2005 and December 31, 2004 are as follows:

Equity
Ownership
Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%

     The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

	Three Months Ended
	March 31,
	2005	2004
Income Statement Data:
Total revenues	$87,021	$82,424
Net income	$24,437	$23,399

     The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of March 31, 2005 and December 31, 2004 (in thousands of dollars):

	March 31, 2005	December 31, 2004
Balance Sheet Data:
Current assets	$88,669	$100,971
Non-current assets	470,430	473,183
Current liabilities	55,117	69,836
Non-current liabilities	445,116	446,482
Net equity	58,866	57,836

     The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at March 31, 2005 include an excess investment amount of approximately $56.1 million, net of accumulated amortization of $1.5 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

6. Long-Term Debt

     The components of long-term debt are as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Credit Facility	$64,500	$64,500
Senior Notes	250,000	250,000
Less unamortized bond discount	(1,153)	(1,195)

	$313,347	$313,305

     On November 22, 2004, the Operating Partnership entered into a new, five-year $250 million Credit Facility. This Credit Facility replaced the Operating Partnership’s previous credit agreement, which was scheduled to mature on January 31, 2005. The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowing under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility bears interest, at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at March 31, 2005 was 3.2 percent. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio (each as defined in the credit agreement) of 4.5 to 1, which can be increased to 5.0 to 1 during an acquisition period (as defined in the credit agreement); and an interest coverage ratio (as defined in the credit agreement) of at least 3.0 to 1. The Operating Partnership is in compliance with these covenants as of March 31, 2005. The Partnership’s ratio of total debt to EBITDA was 2.7 to 1 and the interest coverage ratio was 5.4 to 1 at March 31, 2005.

     The Senior Notes are at 7.25 percent, due February 15, 2012, and were issued by the Operating Partnership at a discount of 99.325 percent of the principal amount. The discount is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the condensed consolidated statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The

Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of March 31, 2005. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity.

     The Partnership and the operating partnerships of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

     The Partnership has no operations and its only assets are investments in its wholly-owned partnerships. The Operating Partnership also has no operations and its assets are limited primarily to investments in its wholly-owned operating partnerships, deferred charges, and cash and cash equivalents of $32.7 million. Except for amounts associated with the Senior Notes, the Credit Facility, cash and cash equivalents and advances to affiliates, the assets and liabilities in the condensed consolidated balance sheets and the revenues and costs and expenses in the condensed consolidated statements of income are primarily attributable to the operating partnerships.

7. Commitments and Contingent Liabilities

     The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 was $0.8 million. These liabilities do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed.

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

     Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at March 31, 2005.

     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at March 31, 2005.

8. Acquisitions

     On November 30, 2004, the Partnership acquired a refined products terminal located in Columbus, Ohio for approximately $8.0 million. The terminal is connected to a third-party, refined product, common carrier pipeline and includes six refined product tanks with approximately 160,000 barrels of working storage capacity. The purchase price was funded through cash on hand, and was allocated to property, plant and equipment within the Terminal Facilities business segment. The results of the acquisition are included in the financial statements from the date of acquisition.

     On June 28, 2004, the Partnership purchased an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million. The Harbor pipeline is an 80-mile, 180,000 bpd refined product, common carrier pipeline originating near Woodbury, New Jersey and terminating in Linden, New Jersey. As a result of this transaction, the Partnership increased its ownership to 66.7 percent and will continue to be the operator of the pipeline. The purchase price was funded through the proceeds of the April 7, 2004 sale of common units (see Note 2). The purchase price was allocated to property, plant and equipment within the Eastern Pipeline System business segment. The results of the acquisition are included in the financial statements from the date of acquisition.

     On April 28, 2004, the Partnership purchased two refined product terminals located in Baltimore, Maryland and Manassas, Virginia for $12.0 million. The Baltimore terminal is connected to a third-party, refined product, common carrier pipeline and includes 13 refined product tanks with approximately 646,000 barrels of working storage capacity. The Manassas terminal is connected to a third-party, refined product, common carrier pipeline and includes seven refined product tanks with approximately 277,000 barrels of working storage capacity. The purchase price was funded through the proceeds of the April 7, 2004 sale of common units (see Note 2). The purchase price was allocated to property, plant and equipment within the Terminal Facilities business segment. The results of the acquisition are included in the financial statements from the date of acquisition.

     On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20.0 million. The Eagle Point logistics assets consist of crude and refined product ship and barge docks, a refined product truck rack, and a 4.5 mile, refined product pipeline from the Eagle Point refinery to the origin of the Harbor pipeline. In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M whereby they have agreed to maintain minimum volumes on the truck rack upon completion of certain capital improvements which were completed during the fourth quarter of 2004. The purchase price was funded initially through cash on hand. A portion of the proceeds of the April 7, 2004 sale of common units was subsequently utilized to replenish cash used to fund this acquisition (see Note 2). The purchase price was allocated to property, plant and equipment. The ship and barge docks and the truck rack have been included within the Terminal Facilities business segment, while the pipeline has been included within the Eastern Pipeline System. The results of the acquisition are included in the financial statements from the date of acquisition.

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

     The Partnership has 8,537,729 subordinated units issued at March 31, 2005, all of which are held by the general partner and for which there is no established public trading market. During the subordination period the Partnership will, in general, pay cash distributions each quarter in the following manner:

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

     The subordination period is generally defined as the period that ends on the first day of any quarter beginning after December 31, 2006 if (1) the Partnership has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four quarter periods; and (2) the adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable the Partnership to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2 percent general partner interest during those periods. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units, and the subordinated units may be converted into common units. The Partnership met the minimum quarterly distribution requirements on all outstanding units for each quarter since its February 2002 IPO. In February 2005, 2,845,910 subordinated limited partner units, equal to one-quarter of the originally issued subordinated units held by the general partner, were converted to common units as the Partnership met the tests set forth in the partnership agreement. In addition, one-quarter of the originally issued subordinated units may convert to common units on a one-for-one basis after December 31, 2005, if the Partnership meets the tests set forth in the partnership agreement.

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

     As presented in the table below, if cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions”. The amounts shown in the table below are the percentage interests of the general partner and the unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Cash Distribution Amount per Unit”, until the available cash that is distributed reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

	Percentage of Distributions
		General
Quarterly Cash Distribution Amount per Unit	Unitholders	Partner
Up to minimum quarterly distribution ($0.45 per Unit)	98%	2%
Above $0.45 per Unit up to $0.50 per Unit	98%	2%
Above $0.50 per Unit up to $0.575 per Unit	85%	15%
Above $0.575 per Unit up to $0.70 per Unit	75%	25%
Above $0.70 per Unit	50%	50%

     There is no guarantee that the Partnership will pay the minimum quarterly distribution on the common units in any quarter, and the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or if an event of default is existing, under the Credit Facility or the Senior Notes (see Note 6).

     Distributions paid by the Partnership for the period from January 1, 2004 through March 31, 2005 were as follows:

	Cash
	Distribution per	Total Cash	Total Cash
Date Cash	Limited Partner	Distribution to	Distribution to the
Distribution Paid	Unit	Limited Partners	General Partner
		($ in millions)	($ in millions)
February 13, 2004	$0.55	$12.5	$0.4
May 14, 2004	$0.57	$13.7	$0.5
August 13, 2004	$0.5875	$14.1	$0.7
November 12, 2004	$0.6125	$14.7	$0.9
February 14, 2005	$0.625	$15.0	$1.0

     On April 21, 2005 the Partnership declared a cash distribution of $0.625 per unit on its outstanding common and subordinated units representing the distribution for the quarter ended March 31, 2005. The $16.1 million distribution, including $1.0 million to the general partner, will be paid on May 13, 2005 to unitholders of record at the close of business on May 6, 2005.

10. Business Segment Information

     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended March 31, 2005 and 2004, respectively (in thousands of dollars):

	Three Months Ended
	March 31,
	2005	2004
Segment Operating Income Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$18,061	$16,825
Unaffiliated customers	5,443	5,899
Other income	3,071	2,480

Total Revenues	26,575	25,204

Operating expenses	10,617	9,964
Depreciation and amortization	2,599	2,700
Selling, general and administrative expenses	4,659	4,569

Total Costs and Expenses	17,875	17,233

Operating Income	$8,700	$7,971

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$19,313	$15,892
Unaffiliated customers	8,614	7,478
Other income	1	—

Total Revenues	27,928	23,370

Operating expenses	11,039	9,606
Depreciation and amortization	4,084	3,453
Selling, general and administrative expenses	3,268	3,129

Total Costs and Expenses	18,391	16,188

Operating Income	$9,537	$7,182

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$439,549	$332,396
Unaffiliated customers	520,869	366,417
Other income	555	689

Total Revenues	960,973	699,502

Cost of products sold and operating expenses	953,255	691,122
Depreciation and amortization	1,439	1,386
Selling, general and administrative expenses	3,990	4,361

Total Costs and Expenses	958,684	696,869

Operating Income	$2,289	$2,633

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$8,700	$7,971
Terminal Facilities	9,537	7,182
Western Pipeline System	2,289	2,633

Total segment operating income	20,526	17,786
Net interest expense	5,228	4,775

Net Income	$15,298	$13,011

     The following table provides the identifiable assets for each segment as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Eastern Pipeline System	$329,910	$333,186
Terminal Facilities	271,900	270,824
Western Pipeline System	865,228	694,076
Corporate and other	48,200	70,700

Total identifiable assets	$1,515,238	$1,368,786

     Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

11. Subsequent Event

     On May 6, 2005, the Partnership signed a definitive agreement to purchase a crude oil pipeline system and a storage facility located in Texas for $100.0 million. The system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 barrels per day and originates at a crude oil terminal in Corsicana and terminates at Wichita Falls. The Corsicana terminal has 2.9 million barrels of shell capacity for crude oil. The Partnership has also agreed to assume certain environmental liabilities associated with these assets. Closing of the transaction is expected to occur during the third quarter of 2005, subject to satisfactory completion of due diligence and customary closing conditions. The transaction is expected to be funded through a combination of cash on hand, borrowings under the Credit Facility, other borrowings or the issuance of additional common units. Management of the Partnership expects to maintain its current capital structure after completion of this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended March 31, 2005 and 2004

Sunoco Logistics Partners L.P.
Operating Highlights
Three Months Ended March 31, 2005 and 2004

	Three Months Ended
	March 31,
	2005	2004
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	55,600,671	54,908,322
Revenue per barrel mile (cents)	0.470	0.455

Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	396,022	280,791
Nederland terminal	491,911	490,308
Refinery terminals(3)	689,789	503,253

Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	317,970	298,516
Crude oil purchases at wellhead (bpd)	194,848	188,684
Gross margin per barrel of pipeline throughput (cents)(4)	20.0	23.2

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock, which was acquired on March 30, 2004.

(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

     Net income was $15.3 million for the first quarter 2005 as compared with $13.0 million for the first quarter 2004, an increase of $2.3 million. The increase was primarily the result of a $2.7 million increase in operating income to $20.5 million for the first quarter 2005 from $17.8 million for the prior year quarter due principally to the operating results of recent acquisitions and higher Terminal Facilities and Western crude oil pipeline system results, partially offset by lower Western Pipeline System lease acquisition results.

     Sales and other operating revenue totaled $1,011.8 million for the first quarter 2005 as compared with $744.9 million for the first quarter 2004, an increase of $266.9 million. This increase was largely attributable to an increase in crude oil prices, partially offset by a decrease in lease acquisition bulk volumes. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $49.90 per barrel for the first quarter 2005 from $35.16 per barrel for the first quarter 2004. Other income increased $0.5 million from the first quarter 2004 to $3.6 million for the first quarter 2005 due principally to an increase in joint venture equity income.

     Total cost of products sold and operating expenses increased $264.2 million to $974.9 million for the first quarter 2005 from $710.7 million for the first quarter 2004 due primarily to the increase in crude oil prices, partially offset by the decrease in lease acquisition bulk volumes described previously. Depreciation and amortization increased $0.6 million to $8.1 million for the first quarter 2005 from $7.5 million for the prior year quarter due mainly to depreciation related to the acquired assets. Net interest expense increased $0.5 million to $5.2 million for the first quarter 2005 due principally to higher short-term interest rates on borrowings under the Partnership’s credit facility.

Analysis of Segment Operating Income

Eastern Pipeline System

     Operating income for the Eastern Pipeline System was $8.7 million for the first quarter 2005 compared with $8.0 million for the prior year quarter. The $0.7 million increase was the result of a $0.8 million increase in sales and other operating income and a $0.6 million increase in other income, partially offset by a $0.7 million increase in total costs and expenses. Sales and other operating revenue increased to $23.5 million for the first quarter 2005 compared with the first quarter 2004 due to an increase in total shipments and higher revenue per barrel mile. The increase in shipments was principally due to higher volumes on the Harbor pipeline, resulting from the acquisition of an additional one-third interest in June 2004, and higher comparative volumes in the first quarter of 2005 on other product pipelines as a result of a turnaround at Sunoco, Inc.’s Toledo, Ohio refinery in March 2004. These items were partially offset by lower throughput on the Marysville to Toledo crude oil pipeline due mainly to production issues at two third-party Canadian synthetic crude oil plants as a result of fire damage. Management expects crude oil throughput on this pipeline to be reduced through the third quarter of 2005 due to the reduced production at one of these facilities. Total costs and expenses increased from $17.2 million for the prior year’s first quarter to $17.9 million for the first quarter 2005 due principally to the timing of scheduled maintenance activity.

Terminal Facilities

     The Terminal Facilities business segment had operating income of $9.5 million for the first quarter 2005 compared with $7.2 million for the prior year quarter. This $2.3 million increase was due to a $4.6 million increase in total revenues, partially offset by a $2.2 million increase in total costs and expenses. The increase in total revenues to $27.9 million for the first quarter 2005 from $23.4 million for the first quarter 2004 was largely due to the operating results from the acquisition of the Eagle Point logistics assets in March 2004, the purchase of two refined product terminals located in Baltimore, Maryland and Manassas, Virginia in April 2004, and the purchase of a refined product terminal located in Columbus, Ohio in November 2004. In addition, the Nederland Terminal and the Partnership’s other refined product terminals experienced increases in both volumes and revenues from the prior year’s quarter.

     The increase in total costs and expenses to $18.4 million for the first quarter 2005 from $16.2 million for the prior year quarter was primarily due to a $1.4 million increase in operating expenses and a $0.6 million increase in depreciation and amortization. Both increases were principally due to the acquired assets mentioned previously. The increase in operating expenses was partially offset by a decline in maintenance expenses for the Fort Mifflin Terminal due to non-routine dredging activity on the Delaware River in the prior year.

Western Pipeline System

     Operating income for the Western Pipeline System was $2.3 million for the first quarter 2005, a decrease of $0.3 million from the prior year quarter. This decrease was the result of a $0.6 million decrease in gross margin, partially offset by a $0.4 million decrease in selling, general and administrative expenses. Sales and other operating revenue and cost of products sold and operating expenses increased in the first quarter 2005 compared with the prior year quarter due mainly to the increase in crude oil prices, partially offset by the decrease in lease acquisition bulk volumes mentioned previously. The decrease in gross margin was primarily attributable to lower lease acquisition margins, partially offset by higher crude oil pipeline volumes and lower pipeline operating expenses. The increase in pipeline volumes was due mainly to higher throughput on the Nederland to Longview, Texas pipeline and the absence in the current quarter of a turnaround at Sunoco, Inc.’s Tulsa refinery, which occurred in March 2004.

Liquidity and Capital Resources

General

     Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At March 31, 2005, the Partnership had working capital of $33.2 million and available borrowing capacity under the Credit Facility of $185.5 million. The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $118.1 million at March 31, 2005.

     In April 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed $500 million universal shelf registration statement, of which approximately $364.9 million remains available. The sale of the units resulted in net proceeds of $128.7 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $82.7 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of two refined product terminals for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2.0 percent general partner interest. At March 31, 2005, Sunoco’s ownership interest in the Partnership was 62.2 percent, including its 2.0 percent general partner interest.

     On November 22, 2004, the Partnership entered into a new five-year, $250 million Revolving Credit Facility. This Credit Facility replaced the previous credit agreement, which was scheduled to mature on January 31, 2005. At March 31, 2005, there was $64.5 million drawn under the Credit Facility.

     Management believes that the Partnership has sufficient liquid assets and cash from operations to meet its financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated capital expenditures and acquisitions. However, the Partnership is subject to business and operational risks that could adversely effect its cashflow. The Partnership may supplement its cash generation with proceeds from financing activities, including borrowings under the Credit Facility and other borrowings and the issuance of additional common units.

Cash Flows and Capital Expenditures

     Net cash provided by operating activities for the first quarter 2005 was $4.6 million compared with $9.3 million for the first quarter 2004. Net cash provided by operating activities for the first quarter 2005 was primarily generated by net income of $15.3 million and depreciation and amortization of $8.1 million, partially offset by an increase in working capital of $19.9 million. Net cash provided by operating activities for the first quarter 2004 was principally generated by net income of $13.0 million and depreciation and amortization of $7.5 million, partially offset by an increase in working capital of $8.2 million.

     Net cash used in investing activities for the first quarter 2005 was $7.8 million compared with $23.6 million for the first quarter 2004. The decrease between periods is due primarily to the acquisition of the Eagle Point logistics assets in March 2004, partially offset by a $4.3 million increase in capital expenditures. See further discussion of capital expenditures under “Capital Requirements”.

     Net cash used in financing activities for the first quarter 2005 was $16.7 million compared with $6.6 million used in financing activities for the first quarter 2004. Net cash used in financing activities for the first quarter 2005 was principally the result of $16.0 million of cash distributions paid to the limited partners and general partner and $2.9 million of payments for statutory withholding on net issuances of limited partner units under the restricted unit incentive plan, partially offset by net collections of $1.6 million of advances to affiliates. Net cash used by financing activities for the first quarter 2004 was mainly the result of $13.0 million of cash distributions paid to the limited partners and general partner, partially offset by net collections of $6.4 million of advances to affiliates.

     Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 represent amounts due from Sunoco under this agreement.

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

     The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Three Months Ended
	March 31,
	2005	2004
Maintenance	$4,901	$3,415
Expansion	2,940	20,170

	$7,841	$23,585

     Maintenance capital expenditures for the first quarter 2005 were $4.9 million, an increase of $1.5 million from the prior year quarter. The increase between periods is principally related to timing differences in scheduled maintenance activity. Capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations. In addition to these recurring projects, maintenance capital for the first quarter 2005 includes $0.4 million of expenditures for which the Partnership received reimbursement from Sunoco R&M under the terms of certain agreements between the parties. Management anticipates maintenance capital expenditures to be approximately $27.5 million for the year ended December 31, 2005, excluding amounts management expects to receive as reimbursement from Sunoco R&M in accordance with the terms of certain agreements.

     Expansion capital expenditures decreased by $17.3 million to $2.9 million for the first quarter 2005 compared with the prior year quarter. The decrease between periods was primarily related to the acquisition of the Eagle Point logistics assets for $20.0 million in March 2004.

     The Partnership expects to fund capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the Credit Facility and other borrowings and the issuance of additional common units.

Subsequent Event

     On May 6, 2005, the Partnership signed a definitive agreement to purchase a crude oil pipeline system and a storage facility located in Texas for $100.0 million. The system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 barrels per day and originates at a crude oil terminal in Corsicana and terminates at Wichita Falls. The Corsicana terminal has 2.9 million barrels of shell capacity for crude oil. The Partnership has also agreed to assume certain environmental liabilities associated with these assets. Closing of the transaction is expected to occur during the third quarter of 2005, subject to satisfactory completion of due diligence and customary closing conditions. The transaction is expected to be funded through a combination of cash on hand, borrowings under the Credit Facility, other borrowings or the issuance of additional common units. Management of the Partnership expects to maintain its current capital structure after completion of this acquisition.

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

     The $250 million Credit Facility exposes the Partnership to interest rate risk since it bears interest at a variable rate (3.2 percent at March 31, 2005). A one percent change in interest rates changes annual interest expense by approximately $645,000 based upon outstanding borrowings under the Credit Facility of $64.5 million at March 31, 2005.

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

     These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the Partnership’s forward-looking statements. Other factors could also have material adverse effects on future results. The Partnership undertakes no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

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

     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco, Inc. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at March 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

     On April 21, 2005, the Compensation Committee of the general partner’s board of directors adopted a change of control severance plan for executives, and approved changes to the Sunoco Partners LLC Long-Term Incentive Plan and the Sunoco Partners LLC Annual Incentive Plan, in order to clarify the manner in which awards under these plans will be paid out in the event of a change of control. The affected plans are being filed as exhibits to this report, and these actions were disclosed in a previously filed Form 8-K.

     Exhibits

2.1	:	Purchase and Sale Agreement by and between Mobil Pipeline Company and Sunoco Pipeline L.P., executed May 6, 2005.

2.1.1	:	List of Schedules and Exhibits to Purchase and Sale Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request.

10.1	:	Sunoco Partners LLC Long-Term Incentive Plan (amended and restated as of April 21, 2005)

10.1.1	:	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan

10.1.2	:	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan

10.2	:	Sunoco Partners LLC Annual Incentive Plan (amended and restated as of April 21, 2005)

10.3	:	Sunoco Partners LLC Special Executive Severance Plan

10.4*	:	Throughput and Deficiency Agreement, executed May 6, 2005.

12.1	:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2	:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange act Rule 13a-14(a)

32	:	Chief Executive Officer and Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

*	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed November 4, 2004. Such provisions have been separately filed with the Commission.

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

Date: May 9, 2005