Form 10-Q
period 2005-06-30
SUNOCO LOGISTICS PARTNERS LP
filed 2005-08-02
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________
Commission file number 1-31219
SUNOCO LOGISTICS PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Mellon Bank Center
1735 Market Street
Philadelphia, PA	19103-7583
(Address of principal executive	(Zip-Code)
offices)
(215) 977-3000
(Registrant’s telephone number, including area code)
Ten Penn Center, 1801 Market Street, Philadelphia, PA 19103-1699
(Former name, address, fiscal year, if changed since last report)
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
Yes ☑ No ☐
At July 31, 2005, the number of the registrant’s Common Units outstanding were 15,606,314, and its Subordinated Units outstanding were 8,537,729.

SUNOCO LOGISTICS PARTNERS L.P.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Three Months Ended
	June 30,
	2005	2004
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$495,010	$415,328
Unaffiliated customers	585,435	401,652
Other income	4,089	3,708

Total Revenues	1,084,534	820,688

Costs and Expenses
Cost of products sold and operating expenses	1,041,388	778,155
Depreciation and amortization	7,493	7,769
Selling, general and administrative expenses	12,507	12,637

Total Costs and Expenses	1,061,388	798,561

Operating Income	23,146	22,127
Net interest cost paid to affiliates (Note 3)	87	135
Other interest cost and debt expense, net	5,265	5,018

Net Income	$17,794	$16,974

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$17,794	$16,974
Less: General Partner’s interest in Net Income	(1,156)	(762)

Limited Partners’ interest in Net Income	$16,638	$16,212

Net Income per Limited Partner unit:
Basic	$0.69	$0.68

Diluted	$0.68	$0.67

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	24,144,043	23,908,496

Diluted	24,303,921	24,139,933

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Six Months Ended
	June 30,
	2005	2004
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$971,933	$780,441
Unaffiliated customers	1,120,361	781,446
Other income	7,716	6,877

Total Revenues	2,100,010	1,568,764

Costs and Expenses
Cost of products sold and operating expenses	2,016,299	1,488,847
Depreciation and amortization	15,615	15,308
Selling, general and administrative expenses	24,424	24,696

Total Costs and Expenses	2,056,338	1,528,851

Operating Income	43,672	39,913
Net interest cost paid to affiliates (Note 3)	152	239
Other interest cost and debt expense, net	10,428	9,689

Net Income	$33,092	$29,985

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$33,092	$29,985
Less: General Partner’s interest in Net Income	(2,078)	(1,257)

Limited Partners’ interest in Net Income	$31,014	$28,728

Net Income per Limited Partner unit:
Basic	$1.29	$1.23

Diluted	$1.28	$1.22

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	24,116,585	23,340,145

Diluted	24,295,440	23,557,625

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2005	2004
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$45,212	$52,660
Advances to affiliates (Note 3)	—	12,349
Accounts receivable, affiliated companies (Note 3)	137,816	140,328
Accounts receivable, net	563,684	396,479
Inventories:
Crude oil	24,081	26,428
Materials, supplies and other	701	700

Total Current Assets	771,494	628,944

Properties, plants and equipment	1,108,852	1,095,928
Less accumulated depreciation and amortization	(459,301)	(448,728)

Properties, plants and equipment, net	649,551	647,200

Investment in affiliates (Note 5)	69,578	69,745
Deferred charges and other assets	25,748	22,897

Total Assets	$1,516,371	$1,368,786

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$695,249	$553,629
Accrued liabilities	27,037	25,284
Accrued taxes other than income	16,196	15,162
Advances from affiliates (Note 3)	2,100	—

Total Current Liabilities	740,582	594,075
Long-term debt (Note 6)	313,389	313,305
Other deferred credits and liabilities	916	812
Commitments and contingent liabilities (Note 7)	—	—

Total Liabilities	1,054,887	908,192

Partners’ Capital:
Limited partners’ interest	453,443	452,856
General partner’s interest	8,041	7,738

Total Partners’ Capital	461,484	460,594

Total Liabilities and Partners’ Capital	$1,516,371	$1,368,786

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$33,092	$29,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,615	15,308
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	2,512	2,708
Accounts receivable, net	(167,205)	(78,775)
Inventories	2,347	4,556
Accounts payable and accrued liabilities	143,373	77,646
Accrued taxes other than income	1,034	(437)
Other	(891)	(269)

Net cash provided by operating activities	29,877	50,722

Cash Flows from Investing Activities:
Capital expenditures	(17,930)	(11,828)
Acquisitions	—	(41,078)

Net cash used in investing activities	(17,930)	(52,906)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(32,013)	(27,172)
Net proceeds from issuance of Limited Partner units	99,203	128,849
Redemption of Limited Partner units from Sunoco	(99,203)	(83,087)
Contribution from General Partner for Limited Partner unit transaction	137	987
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(2,863)	—
Advances to affiliates, net	14,449	(18,260)
Contributions from affiliate	895	1,190

Net cash provided by/(used in) financing activities	(19,395)	2,507

Net change in cash and cash equivalents	(7,448)	323
Cash and cash equivalents at beginning of year	52,660	50,081

Cash and cash equivalents at end of period	$45,212	$50,404

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
     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2005 are not necessarily indicative of results for the full year 2005.
2. Equity Offerings
     In May 2005, the Partnership sold 2.5 million common units in a public offering. In June 2005, the Partnership sold an additional 275,000 common units to cover over-allotments in connection with the May 2005 sale. The purchase price for the over-allotment was equal to the offering price in the May 2005 sale. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The total sale of 2.775 million common units resulted in net proceeds of approximately $99.2 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to redeem 2.775 million common units from Sunoco. At June 30, 2005, Sunoco’s ownership interest in the Partnership was 51.0 percent, including its 2.0 percent general partner interest.
     On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of $128.7 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $82.7 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of the two refined product terminals for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansions, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the Partnership also received $1.0 million from its general partner as a capital contribution to maintain its 2.0 percent general partner interest.
3. Related Party Transactions
     Advances To and From Affiliates
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
     Selling, general and administrative expenses in the condensed consolidated statements of income include costs incurred by Sunoco for the provision of certain centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services. These services were provided to the Partnership under an omnibus agreement (“Omnibus Agreement”) with Sunoco through December 31, 2004 for an annual administrative fee. This fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the cash premiums incurred. This fee also does not include salaries of pipeline and terminal personnel or other employees of the general partner, including senior executives, or the cost of their employee benefits. The Partnership is reimbursing Sunoco for these costs and other direct expenses incurred on its behalf. The fee for the annual period ended December 31, 2004 was $8.4 million. In January 2005, the parties extended the term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) by one year. The annual administrative fee applicable to this one-year extension is $8.4 million. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2005, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted. These costs may also increase if the Partnership consummates an acquisition or constructs additional assets that require an increase in the level of general and administrative services received by the Partnership from the general partner or Sunoco.
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
     Capital Contributions
     The Partnership has agreements with Sunoco R&M which requires Sunoco R&M to, among other things, reimburse the Partnership for certain expenditures. These agreements include:
•	the Omnibus Agreement, which requires Sunoco R&M to, among other things, reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements;

•	the Interrefinery Lease Agreement, which requires Sunoco R&M to reimburse the Partnership for any non-routine maintenance expenditures incurred, as defined, during the term of the agreement; and

•	the Eagle Point purchase agreement, which requires Sunoco R&M to reimburse the Partnership for certain maintenance capital and expense expenditures incurred regarding the assets acquired, as defined, up to $5.0 million through March 2014.

     These expenditures, which were recorded as maintenance capital and operating expenses, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Maintenance capital	$534	$929	$895	$929
Operating expenses	—	261	—	261

	$534	$1,190	$895	$1,190

     The reimbursement of these amounts were recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at June 30, 2005.
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
     Asset Acquisition
     On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20 million (see Note 8). In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under this agreement comparable to those charged in arm’s length, third-party transactions. The throughput agreement also requires Sunoco R&M to maintain minimum volumes on the truck rack acquired in this transaction.
     Redemption of Common Units
     In May and June 2005, the Partnership sold a total of 2.775 million common units in a public offering (see Note 2). The net proceeds from this offering after underwriters’ commissions and transaction costs of approximately $99.2 million were used to redeem 2.775 million common units from Sunoco at the net price per unit received. In connection with the equity offering, the Partnership and Sunoco entered into an agreement whereby Sunoco has agreed to reimburse the Partnership for transaction costs incurred by the Partnership. Reimbursement will occur during the third quarter of 2005 when the transaction costs are expected to be finalized.
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
4. Net Income Per Unit Data
     The computation of basic net income per limited partner unit is calculated by dividing net income, after the deduction of the general partner’s interest in net income, by the weighted-average number of common and subordinated units outstanding during the period. The general partner’s interest in net income is calculated on a quarterly basis based upon its percentage interest in quarterly cash distributions declared. The general partner’s interest in quarterly cash distributions consists of its 2.0 percent general interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.70 per limited partner unit (see Note 9). The general partner was allocated net income of $1.2 million (representing 6.5 percent of the total net income for the period) and $0.8 million (representing 4.5 percent of total net income for the period) for the three months ended June 30, 2005 and 2004, respectively, and $2.1 million (representing 6.3 percent of the total net income for the period) and $1.3 million (representing 4.2 percent of total net income for the period) for the six months ended June 30, 2005 and 2004, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.
     The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average number of limited partner units outstanding — basic	24,144,043	23,908,496	24,116,585	23,340,145

Add effect of dilutive unit incentive awards	159,878	231,437	178,855	217,480

Weighted average number of limited partner units - diluted	24,303,921	24,139,933	24,295,440	23,557,625

5. Investment in Affiliates
     The Partnership’s ownership percentages in corporate joint ventures as of June 30, 2005 and December 31, 2004 are as follows:

Equity
Ownership
Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%
     The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and six months ended June 30, 2005 and 2004 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income Statement Data:
Total revenues	$99,219	$99,577	$186,240	$182,001
Net income	$28,797	$29,391	$53,234	$52,790
     The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of June 30, 2005 and December 31, 2004 (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Balance Sheet Data:
Current assets	$89,579	$100,971
Non-current assets	470,509	473,183
Current liabilities	54,155	69,836
Non-current liabilities	445,542	446,482
Net equity	60,391	57,836
     The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at June 30, 2005 include an excess investment amount of approximately $55.9 million, net of accumulated amortization of $1.6 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

6. Long-Term Debt
     The components of long-term debt are as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Credit Facility	$64,500	$64,500
Senior Notes	250,000	250,000
Less unamortized bond discount	(1,111)	(1,195)

	$313,389	$313,305

     On November 22, 2004, the Operating Partnership entered into a new, five-year $250 million Credit Facility. This Credit Facility replaced the Operating Partnership’s previous credit agreement, which was scheduled to mature on January 31, 2005. The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowing under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility bears interest, at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at June 30, 2005 was 3.8 percent. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio (each as defined in the credit agreement) of 4.5 to 1, which can be increased to 5.0 to 1 during an acquisition period (as defined in the credit agreement); and an interest coverage ratio (as defined in the credit agreement) of at least 3.0 to 1. The Operating Partnership is in compliance with these covenants as of June 30, 2005. The Partnership’s ratio of total debt to EBITDA was 2.7 to 1 and the interest coverage ratio was 5.3 to 1 at June 30, 2005.
     The Senior Notes are at 7.25 percent, due February 15, 2012, and were issued by the Operating Partnership at a discount of 99.325 percent of the principal amount. The discount is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the condensed consolidated statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of June 30, 2005. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership, at the option of the holders of the Senior Notes, at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity.
     The Partnership and the operating partnerships of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

     The Partnership has no operations and its only assets are investments in its wholly-owned partnerships and limited liability companies. The Operating Partnership also has no operations and its assets are limited primarily to investments in its wholly-owned operating partnerships, deferred charges, and cash and cash equivalents of $45.2 million. Except for amounts associated with the Senior Notes, the Credit Facility, cash and cash equivalents and advances to affiliates, the assets and liabilities in the condensed consolidated balance sheets and the revenues and costs and expenses in the condensed consolidated statements of income are primarily attributable to the operating partnerships.
7. Commitments and Contingent Liabilities
     The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets at June 30, 2005 and December 31, 2004 was $0.9 million. There are no liabilities attributable to unasserted claims, nor have any recoveries from insurance been assumed.
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
     Sunoco has also indemnified the Partnership for liabilities, other than environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arise out of Sunoco’s ownership and operation of the assets prior to the closing of the February 2002 IPO and that are asserted within 10 years after closing of the February 2002 IPO. In addition, Sunoco has indemnified the Partnership from liabilities relating to certain defects in title to the assets contributed to the Partnership and associated with failure to obtain certain consents and permits necessary to conduct its business that arise within 10 years after closing of the February 2002 IPO as well as from liabilities relating to legal actions pending against Sunoco or its affiliates as of February 2, 2002, or events and conditions associated with any assets retained by Sunoco or its affiliates.
     Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the consolidated financial position of the Partnership at June 30, 2005.
     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the consolidated financial position of the Partnership at June 30, 2005.
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
     The Partnership has 8,537,729 subordinated units issued at June 30, 2005, all of which are held by the general partner and for which there is no established public trading market. During the subordination period the Partnership will, in general, pay cash distributions each quarter in the following manner:
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
     Distributions paid by the Partnership for the period from January 1, 2004 through June 30, 2005 were as follows:

	Cash		Total Cash
	Distribution	Total Cash	Distribution to
Date Cash	per Limited	Distribution to	the General
Distribution Paid	Partner Unit	Limited Partners	Partner
		($ in millions)	($ in millions)
February 13, 2004	$0.55	$12.5	$0.4
May 14, 2004	$0.57	$13.7	$0.5
August 13, 2004	$0.5875	$14.1	$0.7
November 12, 2004	$0.6125	$14.7	$0.9
February 14, 2005	$0.625	$15.0	$1.0
May 13, 2005	$0.625	$15.1	$1.0

     On July 27, 2005 the Partnership declared a cash distribution of $0.6375 per unit on its outstanding common and subordinated units representing the distribution for the quarter ended June 30, 2005. The $16.5 million distribution, including $1.1 million to the general partner, will be paid on August 12, 2005 to unitholders of record at the close of business on August 8, 2005.
     As a result of the closing of the August 1, 2005 acquisition of the $100 million crude oil pipeline system (see Note 11), the Board of Directors of the Partnership’s general partner decided to advance the date for action on the quarterly distribution for the third quarter ending September 30, 2005, and declared a distribution of $0.65 per unit on its outstanding common and subordinated units, payable on November 14, 2005, to unitholders of record on November 7, 2005.
10. Business Segment Information
     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three and six months ended June 30, 2005 and 2004, respectively (in thousands of dollars):

	Three Months Ended
	June 30,
	2005	2004
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$18,305	$18,107
Unaffiliated customers	5,136	6,185
Other income	3,179	3,556

Total Revenues	26,620	27,848

Operating expenses	11,119	11,424
Depreciation and amortization	2,607	2,698
Selling, general and administrative expenses	4,740	4,820

Total Costs and Expenses	18,466	18,942

Operating Income	$8,154	$8,906

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$19,142	$18,051
Unaffiliated customers	8,744	8,693

Total Revenues	27,886	26,744

Operating expenses	11,751	10,488
Depreciation and amortization	3,431	3,686
Selling, general and administrative expenses	3,454	3,472

Total Costs and Expenses	18,636	17,646

Operating Income	$9,250	$9,098

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$457,563	$379,170
Unaffiliated customers	571,555	386,774
Other income	910	152

Total Revenues	1,030,028	766,096

Cost of products sold and operating expenses	1,018,518	756,243
Depreciation and amortization	1,455	1,385
Selling, general and administrative expenses	4,313	4,345

Total Costs and Expenses	1,024,286	761,973

Operating Income	$5,742	$4,123

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$8,154	$8,906
Terminal Facilities	9,250	9,098
Western Pipeline System	5,742	4,123

Total segment operating income	23,146	22,127
Net interest expense	5,352	5,153

Net Income	$17,794	$16,974

	Six Months Ended
	June 30,
	2005	2004
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$36,366	$34,932
Unaffiliated customers	10,579	12,084
Other income	6,250	6,036

Total Revenues	53,195	53,052

Operating expenses	21,736	21,388
Depreciation and amortization	5,206	5,398
Selling, general and administrative expenses	9,399	9,389

Total Costs and Expenses	36,341	36,175

Operating Income	$16,854	$16,877

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$38,455	$33,943
Unaffiliated customers	17,359	16,171

Total Revenues	55,814	50,114

Operating expenses	22,790	20,094
Depreciation and amortization	7,515	7,139
Selling, general and administrative expenses	6,722	6,601

Total Costs and Expenses	37,027	33,834

Operating Income	$18,787	$16,280

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$897,112	$711,566
Unaffiliated customers	1,092,424	753,191
Other income	1,465	841

Total Revenues	1,991,001	1,465,598

Cost of products sold and operating expenses	1,971,773	1,447,365
Depreciation and amortization	2,894	2,771
Selling, general and administrative expenses	8,303	8,706

Total Costs and Expenses	1,982,970	1,458,842

Operating Income	$8,031	$6,756

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$16,854	$16,877
Terminal Facilities	18,787	16,280
Western Pipeline System	8,031	6,756

Total segment operating income	43,672	39,913
Net interest expense	10,580	9,928

Net Income	$33,092	$29,985

     The following table provides the identifiable assets for each segment as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Eastern Pipeline System	$330,874	$333,186
Terminal Facilities	274,052	270,824
Western Pipeline System	861,838	694,076
Corporate and other	49,607	70,700

Total identifiable assets	$1,516,371	$1,368,786

     Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.
11. Subsequent Event
     On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for $100.0 million. The system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 barrels per day and originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The Corsicana terminal has 2.9 million barrels of shell capacity for crude oil. The Ringgold, Texas terminal consists of 0.5 million barrels of shell capacity for crude oil. The Partnership has also agreed to assume certain environmental liabilities associated with these assets. The transaction was funded with $25.0 cash on hand and $75.0 million drawn under the Credit Facility. The results of the acquisition will be included in the financial statements from its date of acquisition. The Partnership expects to issue additional equity in the future to repay a substantial portion of the additional indebtedness incurred under the Partnership’s credit facility, consistent with its conservative capital structure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Three Months Ended June 30, 2005 and 2004
Sunoco Logistics Partners L.P.
Operating Highlights
Three Months Ended June 30, 2005 and 2004

	Three Months Ended
	June 30,
	2005	2004
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	55,429,896	59,047,378
Revenue per barrel mile (cents)	0.465	0.452

Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	383,286	335,571
Nederland terminal	452,571	490,637
Refinery terminals(3)	709,023	693,978

Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	320,243	301,399
Crude oil purchases at wellhead (bpd)	191,820	187,445
Gross margin per barrel of pipeline throughput (cents)(4)	31.4	30.3

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock, which was acquired on March 30, 2004.

(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.
Analysis of Statements of Income
     Net income was $17.8 million for the second quarter 2005 as compared with $17.0 million for the second quarter 2004, an increase of $0.8 million. The increase was primarily the result of a $1.0 million increase in operating income to $23.1 million for the second quarter 2005 from $22.1 million for the prior year quarter due principally to higher pipeline volumes and lower operating costs in the Western pipeline system and higher Terminal Facilities results, partially offset by lower Eastern Pipeline System results and Western Pipeline System lease acquisition results.
     Sales and other operating revenue totaled $1,080.4 million for the second quarter 2005 as compared with $817.0 million for the second quarter 2004, an increase of $263.5 million. This increase was largely attributable to an increase in crude oil prices. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $53.13 per barrel for the second quarter 2005 from $38.34 per barrel for the second quarter 2004. Other income increased $0.4 million from the second quarter 2004 to $4.1 million for the second quarter 2005 due principally to an increase in joint venture equity income.
     Total cost of products sold and operating expenses increased $263.2 million to $1,041.4 million for the second quarter 2005 from $778.2 million for the second quarter 2004 due primarily to the increase in crude oil prices. Depreciation and amortization decreased $0.3 million to $7.5 million for the second quarter 2005 from $7.8 million for the prior year’s quarter due mainly to the absence in the current quarter of an acceleration of depreciation of the Partnership’s refined product terminal system assets related to an equipment upgrade program which commenced in early 2004, partially offset by an increase in the current quarter from increased depreciation related to the assets acquired in 2004. Net interest expense of $5.4 million for the second quarter 2005 increased $0.2 million over the prior year’s quarter due primarily to higher interest rates on the Credit Facility.
Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System was $8.2 million for the second quarter 2005 compared with $8.9 million for the prior year quarter. The $0.8 million decrease was the result of a $0.9 million decrease in sales and other operating revenue and a $0.4 million decrease in other income, partially offset by a $0.5 million decrease in total costs and expenses. Sales and other operating revenue decreased to $23.4 million for the second quarter 2005 compared with $24.3 million for the second quarter 2004 due to a decrease in total shipments partially offset by higher revenue per barrel mile. The decrease in shipments was principally due to lower throughput on the Marysville to Toledo crude oil pipeline due mainly to production issues at two third-party Canadian synthetic crude oil plants as a result of fire damage, partially offset by higher volumes on the Harbor pipeline, resulting from the acquisition of an additional one-third interest in late June 2004. Management expects lower crude oil throughput on the Marysville to Toledo crude oil pipeline through the third quarter of 2005 due to the continued reduced production at one of the third-party facilities. Total costs and expenses decreased from $18.9 million for the prior year’s second quarter to $18.5 million for the second quarter 2005 due principally to the timing of scheduled maintenance activity.
Terminal Facilities
     The Terminal Facilities business segment had operating income of $9.3 million for the second quarter 2005 compared with $9.1 million for the prior year quarter. This $0.2 million increase was due to a $1.1 million increase in total revenues, partially offset by a $1.0 million increase in total costs and expenses. The increase in total revenues to $27.9 million for the second quarter 2005 from $26.7 million for the second quarter 2004 was largely due to the operating results from the purchase of two refined product terminals located in Baltimore, Maryland and Manassas, Virginia in April 2004 and the purchase of a refined product terminal located in Columbus, Ohio in November 2004. The increase in total costs and expenses to $18.6 million for the second quarter 2005 from $17.6 million for the prior year quarter was primarily due to a $1.3 million increase in operating expenses, due to the acquired assets mentioned previously.

Western Pipeline System
     Operating income for the Western Pipeline System was $5.7 million for the second quarter 2005, an increase of $1.6 million from the prior year quarter. This increase was primarily the result of a $0.8 million increase in gross margin, and a $0.8 million increase in other income. Sales and other operating revenue and cost of products sold and operating expenses increased in the second quarter 2005 compared with the prior year quarter due mainly to the increase in crude oil prices. The increase in gross margin was primarily attributable to higher crude oil pipeline volumes and lower pipeline operating expenses, partially offset by lower lease acquisition margins. The increase in pipeline volumes was due mainly to higher throughput on the Nederland to Longview, Texas pipeline. The increase in other income to $0.9 million for the second quarter 2005 compared with the prior year quarter of $0.2 million was due to higher equity income from the investment in West Texas Gulf Pipe Line Company.

Results of Operations – Six Months Ended June 30, 2005 and 2004
Sunoco Logistics Partners L.P.
Operating Highlights
Six Months Ended June 30, 2005 and 2004

	Six Months Ended
	June 30,
	2005	2004
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	55,514,812	56,977,850
Revenue per barrel mile (cents)	0.467	0.453

Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	389,619	308,181
Nederland terminal	472,133	490,473
Refinery terminals(3)	699,459	692,889

Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	319,113	299,958
Crude oil purchases at wellhead (bpd)	193,325	188,065
Gross margin per barrel of pipeline throughput (cents)(4)	25.7	26.8

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock, which was acquired on March 30, 2004.

(4)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.
Analysis of Statements of Income
     Net income was $33.1 million for the six months ended June 30, 2005 as compared with $30.0 million for the first half of 2004, an increase of $3.1 million. The increase was primarily the result of a $3.8 million increase in operating income to $43.7 million for the first half of 2005 from $39.9 million for the comparable prior year period due principally to the operating results of the 2004 acquisitions and higher Terminal Facilities results and higher pipeline volumes and lower operating expenses in the Western pipeline system, partially offset by lower Western Pipeline System lease acquisition margins.
     Sales and other operating revenue totaled $2,092.3 million for the first half of 2005 as compared with $1,561.9 million for the first half of 2004, an increase of $530.4 million. This increase was largely attributable to an increase in crude oil prices. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $51.53 per barrel for the first half of 2005 from $36.75 per barrel for the first half of 2004. Other income increased $0.8 million from the first half of 2004 to $7.7 million for the first half of 2005 due principally to an increase in joint venture equity income.

     Total cost of products sold and operating expenses increased $527.5 million to $2,016.3 million for the first half of 2005 from $1,488.8 million for the first half of 2004 due primarily to the increase in crude oil prices. Net interest expense of $10.6 million for the first half of 2005 was $0.7 million higher compared with the prior year first half, due primarily to higher interest rates on the Credit Facility.
Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System was $16.9 million for the six months ended June 30, 2005 compared with $16.9 million for the comparable prior year period. While sales and other operating revenue remained relatively unchanged over this period, the $0.2 million increase in other income to $6.3 million, caused by higher equity income, was offset by total costs and expenses increasing $0.2 million. Sales and other operating revenue remained relatively unchanged for the first half of 2005 compared with the first half of 2004 due to a decrease in total shipments offset by higher revenue per barrel mile. The decrease in shipments was principally due to lower throughput on the Marysville to Toledo crude oil pipeline caused by production issues at two third-party Canadian synthetic crude oil plants discussed previously, partially offset by higher volumes on the Harbor pipeline. Management expects lower crude oil throughput on the Marysville to Toledo crude oil pipeline through the third quarter of 2005 due to the continued reduced production at one of the third-party facilities. Total costs and expenses increased from $36.2 million for the prior year’s first half to $36.3 million for the first half of 2005 due principally to the timing of scheduled maintenance activity.
Terminal Facilities
     The Terminal Facilities business segment had operating income of $18.8 million for the six months ended June 30, 2005 compared with $16.3 million for the comparable prior year period. This $2.5 million increase was due to a $5.7 million increase in total revenues, partially offset by a $3.2 million increase in total costs and expenses. The increase in total revenues to $55.8 million for the first half of 2005 from $50.1 million for the first half of 2004 was largely due to the operating results from the acquisitions mentioned previously and the acquisition of the Eagle Point logistics assets in March 2004.
     The increase in total costs and expenses to $37.0 million for the first half of 2005 from $33.8 million for the comparable prior year period was primarily due to a $2.7 million increase in operating expenses and a $0.4 million increase in depreciation and amortization. Both increases were principally due to the acquired assets mentioned previously.
Western Pipeline System
     Operating income for the Western Pipeline System was $8.0 million for the six months ended June 30, 2005, an increase of $1.3 million from the comparable prior year period. This increase was principally the result of a $0.6 million increase in other income and a $0.2 million increase in gross margin. Sales and other operating revenue and cost of products sold and operating expenses increased for the first half of 2005 compared with the prior year first half due mainly to the increase in crude oil prices. The increase in gross margin was primarily attributable to higher crude oil pipeline volumes and lower pipeline operating expenses partially offset by lower lease acquisition margins. The increase in pipeline volumes was due mainly to higher throughput on the Nederland to Longview, Texas pipeline. The increase in other income to $1.5 million for the first half of 2005 compared with the prior year first half was due to higher equity income from the investment in West Texas Gulf Pipe Line Company.
Liquidity and Capital Resources
General
     Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At June 30, 2005, the Partnership had working capital of $30.9 million and available borrowing capacity under the Credit Facility of $185.5 million. The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $114.0 million at June 30, 2005.
     In May 2005, the Partnership sold 2.5 million common units in a public offering. In June 2005, the Partnership sold an additional 275,000 common units to cover over-allotments in connection with the May 2005 sale. The purchase price for the over-allotment was equal to the offering price in the May 2005 sale. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The total sale of 2.775 million common units resulted in net proceeds of approximately $99.2 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to redeem 2.775 million common units from Sunoco. At June 30, 2005, Sunoco’s ownership interest in the Partnership was 51.0 percent, including its 2.0 percent general partner interest. The units were issued under the Partnership’s previously filed $500 million universal shelf registration statement, of which approximately $260.8 million remains available.
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
     On November 22, 2004, the Operating Partnership entered into, and the Partnership guaranteed, a new five-year, $250 million Revolving Credit Facility. This Credit Facility replaced the previous credit agreement, which was scheduled to mature on January 31, 2005. At June 30, 2005, there was $64.5 million drawn under the Credit Facility.
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
Cash Flows and Capital Expenditures
     Net cash provided by operating activities for the six months ended June 30, 2005 was $29.9 million compared with $50.7 million for the first half of 2004. Net cash provided by operating activities for the first half of 2005 was primarily generated by net income of $33.1 million and depreciation and amortization of $15.6 million, partially offset by an increase in working capital of $17.9 million. Net cash provided by operating activities for the first half of 2004 was principally generated by net income of $30.0 million, depreciation and amortization of $15.3 million, partially offset by an increase in working capital of $5.7 million. Working capital increased primarily due to the sale of crude oil barrels in June 2005, for which the proceeds were not received until July 2005.
     Net cash used in investing activities for the first half of 2005 was $17.9 million compared with $52.9 million for the first half of 2004. The decrease between periods is due primarily to the acquisition of the Eagle Point logistics assets in March 2004, the purchase of two refined product terminals in April 2004, and the acquisition of an additional ownership interest in the Harbor pipeline in June 2004, partially offset by a $2.0 million increase in maintenance capital expenditures. See further discussion of capital expenditures under “Capital Requirements”.
     Net cash used in financing activities for the first half of 2005 was $19.4 million compared with $2.5 million provided by financing activities for the first half of 2004. Net cash used in financing activities for the first half of 2005 was principally the result of $32.0 million of cash distributions paid to the limited partners and the general partner and $2.9 million of payments for statutory withholding on net issuances of limited partner units under the restricted unit incentive plan, partially offset by net collections of $14.4 million of advances to affiliates. In addition, the $99.2 million of net proceeds from the sale of 2.775 million common units in May and June 2005 were used to redeem 2.775 million common units owned by Sunoco, Inc. Net cash provided by financing activities for the first half of 2004 was mainly the result of $128.8 million of net proceeds from the sale of 3.4 million common units in April 2004, a $1.2 million capital contribution from an affiliate, and a $1.0 million net contribution from the general partner to maintain its 2.0 percent ownership interest after the sale of common units, partially offset by $27.2 million of cash distributions paid to the limited partners and the general partner and net payments of $18.3 million of advances to affiliates.
     Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at December 31, 2004 represent amounts due from Sunoco under this agreement. Advances from affiliates, at June 30, 2005 represent amounts due to Sunoco under this agreement.
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
     The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Six Months Ended
	June 30,
	2005	2004
Maintenance	$10,904	$8,868
Expansion	7,026	44,038

	$17,930	$52,906

     Maintenance capital expenditures for the six months ended June 30, 2005 were $10.9 million, an increase of $2.0 million from the comparable prior year period. The increase between periods is principally related to timing differences in scheduled maintenance activity. Capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations. Included in these recurring projects, maintenance capital includes $0.9 million of expenditures for each of the respective six month periods ended June 30, 2005 and 2004, for which the Partnership received reimbursement from Sunoco R&M under the terms of certain agreements between the parties. Management anticipates maintenance capital expenditures to be approximately $27.5 million for the year ended December 31, 2005, excluding amounts management expects to receive as reimbursement from Sunoco R&M in accordance with the terms of the agreements. An approximate $4.0 million decrease in these 2005 expenditures, caused by a reallocation of the Partnership’s maintenance capital expenditure program from non pipeline integrity, to reimbursable pipeline integrity management expenditures, will be offset by an increase of approximately $4.0 million of capital expenditures associated with the Partnerships’ Western Pipeline System headquarters move, from Tulsa to Houston, expected in early 2006. See “Subsequent Events”.
     Expansion capital expenditures decreased by $37.0 million to $7.0 million for the first six months of 2005 compared with the comparable prior year period. The decrease between periods was primarily related to the 2004 acquisitions of the Eagle Point logistics assets for $20.0 million in March 2004, two refined product terminals in Baltimore, Maryland and Manassas, Virginia for $12.0 million in April 2004, and an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million in June 2004.
     The Partnership expects to fund capital expenditures, including any acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the Credit Facility and other borrowings and the issuance of additional common units.

Subsequent Events
     On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for $100.0 million. The system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 barrels per day and originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The Corsicana terminal has 2.9 million barrels of shell capacity for crude oil. The Ringgold, Texas terminal consists of 0.5 million barrels of shell capacity for crude oil. The pipeline system and storage facilities will become an integral part of the Partnership’s Texas crude oil pipeline and its Nederland, Texas terminal investment platform. The Partnership has also agreed to assume certain environmental liabilities associated with these assets. The transaction was funded through $25.0 million cash on hand and $75.0 million drawn under the Credit Facility. The results of the acquisition will be included in the financial statements from its date of acquisition. The Partnership expects to issue additional equity in the future to repay a substantial portion of the additional indebtedness incurred under the Partnership’s credit facility consistent with its conservative capital structure.
     As a result of the closing of the August 1, 2005 acquisition of the $100 million crude oil pipeline system, the Board of Directors of the Partnership’s general partner decided to advance the date for action on the quarterly distribution for the third quarter ending September 30, 2005, and declared a distribution of $0.65 per unit on its outstanding common and subordinated units, payable on November 14, 2005, to unitholders of record on November 7, 2005.
     On June 10, 2005, the Partnership announced its intention to relocate its Western Pipeline System headquarters operations from Tulsa, OK to the Houston, TX area. On July 8, 2005, the Partnership executed a letter of intent for an office lease in the Houston, TX area. The Partnership’s general partner has offered to relocate all affected employees. The Partnership expects to complete the Western Pipeline System headquarters office transition by the end of the first quarter 2006. The Partnership estimates that the total non-recurring charges to be incurred in connection with the relocation plan will be approximately $5 million. These costs consist primarily of employee relocation costs and new hire requirements. The Partnership expects to record and disburse approximately one-third of these charges during the third and fourth quarters of 2005, with the remaining amount being recorded and disbursed in the first quarter of 2006. In addition, the Partnership also expects to incur approximately $5 million in capital expenditures associated with the move, for leasehold improvements, including furniture and equipment, communication infrastructure and a pipeline control center. The Partnership expects to incur approximately $4 million of these capital expenditures in the third and fourth quarter of 2005, with the balance being incurred in the first quarter 2006.
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
     The $250 million Credit Facility exposes the Partnership to interest rate risk since it bears interest at a variable rate (3.8 percent at June 30, 2005). A one percent change in interest rates changes annual interest expense by approximately $645,000 based upon outstanding borrowings under the Credit Facility of $64.5 million at June 30, 2005.

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
     The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:
•	Changes in the demand both for crude oil we buy and sell, as well as for crude oil and refined petroleum products that we store and distribute;

•	Changes in demand for storage in the Partnership’s petroleum product terminals;

•	The loss of Sunoco R&M as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the throughput on petroleum pipelines owned and operated by third parties and connected to the Partnership’s petroleum product pipelines and terminals;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which the Partnership has an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Phase-outs or restrictions on the use of MTBE;

•	Improvements in energy efficiency and technology resulting in reduced demand;

•	The Partnership’s ability to manage rapid growth;

•	The Partnership’s ability to control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

•	Global and domestic economic repercussions from terrorist activities and international hostilities and the government’s response thereto;

•	Changes in the level of operating expenses and hazards related to operating facilities (including equipment malfunction, explosions, fires, spills and the effects of severe weather conditions);

•	The occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	The age of, and changes in the reliability and efficiency of the Partnership’s operating facilities or those of Sunoco R&M or third parties;

•	Changes in the expected level of capital, operating, or remediation spending related to environmental matters;

•	Delays related to construction of, or work on, new or existing facilities and issuance of applicable permits;

•	Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	The Partnership’s ability to identify acquisitions under favorable terms, successfully consummate announced acquisitions or expansions and integrate them into existing business operations;

•	Risks related to labor relations and workplace safety;

•	Non-performance by major customers, suppliers or other business partners;

•	Price trends and overall demand for refined petroleum products, crude oil and natural gas liquids in the United States, economic activity, weather, alternative energy sources, conservation and technological advances which may affect price trends and demand for the Partnership’s business activities;

•	Changes in the Partnership’s tariff rates, implemented by federal and/or state government regulators;

•	The amount of the Partnership’s indebtedness, which could make the Partnership vulnerable to general adverse economic and industry conditions, limit the Partnership’s ability to borrow additional funds, place it at competitive disadvantages compared to competitors that have less debt, or have other adverse consequences;

•	Restrictive covenants in the Partnership’s or Sunoco, Inc.’s credit agreements;

•	Changes in the Partnership’s or Sunoco, Inc.’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	Military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions or other disruptions in the ability to obtain crude oil;

•	Changes in applicable statutes and governmental regulations (or the interpretations thereof), including those relating to the environment and global warming;

•	Claims of the Partnership’s non-compliance with regulatory and statutory requirements; and

•	The costs and effects of legal and administrative claims and proceedings against the Partnership or any entity which it has an ownership interest, and changes in the status of, or the initiation of new litigation, claims or proceedings, to which the Partnership, or any entity which it has an ownership interest, is a party.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     The Partnership’s Sunoco Pipeline L.P. subsidiary operates the Mid-Valley Pipeline on behalf of Mid-Valley Pipeline Company (an affiliate of Sunoco, Inc.) and its third-party shareholders pursuant to an Operating Agency Agreement. In June 2005, Sunoco Pipeline L.P. and Mid-Valley Pipeline Company received a letter from the U.S. Department of Justice, indicating its intent to initiate a civil action on behalf of the U.S. Environmental Protection Agency against Sunoco Pipeline L.P. and Mid-Valley Pipeline Company, for alleged violations of the Clean Water Act arising from a January 2005 crude oil release by Mid-Valley Pipeline into the Kentucky River near Worthville, Kentucky. According to the letter, the government could seek civil penalties of up to the statutory maximum under the Clean Water Act, which are substantially in excess of $100,000. However, the Partnership does not expect any penalties or fines that may be paid to have a material adverse effect on the Partnership. Also, the Operating Agency Agreement obligates Mid-Valley Pipeline Company and its shareholders to indemnify and hold the operator harmless from and against any claims arising out of its actions or omissions (including negligence), taken in good faith performance of the agreement. As a result, the Partnership expects to be fully indemnified for costs associated with the January 2005 release.
Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds
      On May 23, 2005, the Partnership sold 2.5 million common units in an underwritten public offering for total gross proceeds of approximately $93.8 million. In connection with this offering, the Partnership granted the underwriters a 30-day option to purchase up to 375,000 additional common units for sale to the public. On June 17, 2005, the underwriters partially exercised this over-allotment option, as a result of which, the Partnership issued an additional 275,000 common units to the public, for additional gross proceeds of approximately $10.3 million. The total sale of units from the May 23 and June 17, 2005 offerings resulted in net proceeds of approximately $99.2 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. The net proceeds from these sales were used to redeem an aggregate of 2.775 million common units from Sunoco for a total of approximately $99.2 million. The Partnership first publicly announced its intention to redeem the Common Units on May 16, 2005. The units were issued under the Partnership’s previously filed $500 million universal shelf registration statement, of which approximately $260.8 million remains available. After the redemption of its units, Sunoco’s ownership interest in the Partnership decreased from 62.6 percent to 51.0 percent, including its 2.0 percent general partner interest. The Partnership has no on-going or continuing program for the re-purchase or redemption of additional Common Units.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None
Item 6. Exhibits
     Exhibits

2.1:	Purchase and Sale Agreement by and between Mobil Pipeline Company and Sunoco Pipeline L.P., executed May 6, 2005 (incorporated by reference to Exhibit 2.1 of Form 10-Q, File No. 1-31219, filed May 9, 2005).

2.1.1 :	List of Schedules and Exhibits to Purchase and Sale Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.1.1 of Form 10-Q, File No. 1-31219, filed May 9, 2005).

10.1 :	Sunoco Partners LLC Long-Term Incentive Plan (amended and restated as of April 21, 2005) (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

10.1.1:	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.1 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

10.1.2:	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

10.2 :	Sunoco Partners LLC Annual Incentive Plan (amended and restated as of April 21, 2005) (incorporated by reference to Exhibit 10.2 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

10.3 :	Sunoco Partners LLC Special Executive Severance Plan (incorporated by reference to Exhibit 10.3 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

10.4* :	Throughput and Deficiency Agreement, executed May 6, 2005. (incorporated by reference to Exhibit 10.4 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

12.1 :	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1 :	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2 :	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange act Rule 13a-14(a)

32 :	Chief Executive Officer and Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

*	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed May 9, 2005. Such provisions have been separately filed with the Commission.

We are pleased to furnish this Form 10-Q to unitholders who request it by writing to:
Sunoco Logistics Partners L.P.
Investor Relations
Mellon Bank Center
1735 Market Street
Philadelphia, PA 19103-7583
or through our website at www.sunocologistics.com.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunoco Logistics Partners L.P.

By:	/s/ Colin A. Oerton

Colin A. Oerton
Vice President &
Chief Financial Officer
Date: August 2, 2005