Form 10-Q
period 2005-09-30
SUNOCO LOGISTICS PARTNERS LP
filed 2005-11-03
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Not Applicable

(Former name, former address and formal fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At October 31, 2005, the number of the registrant’s Common Units outstanding were 17,231,314, and its Subordinated Units outstanding were 8,537,729.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Three Months Ended September 30,
	2005	2004
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$525,486	$458,592
Unaffiliated customers	721,160	399,011
Other income	4,039	4,172

Total Revenues	1,250,685	861,775

Costs and Expenses
Cost of products sold and operating expenses	1,207,769	824,325
Depreciation and amortization	8,785	8,271
Selling, general and administrative expenses	14,005	11,597

Total Costs and Expenses	1,230,559	844,193

Operating Income	20,126	17,582
Net interest cost paid to affiliates (Note 3)	75	142
Other interest cost and debt expense, net	5,484	5,060
Capitalized interest	(500)	—

Net Income	$15,067	$12,380

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$15,067	$12,380
Less: General Partner’s interest in Net Income	(551)	(686)

Limited Partners’ interest in Net Income	$14,516	$11,694

Net Income per Limited Partner unit:
Basic	$0.58	$0.49

Diluted	$0.57	$0.48

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	25,111,434	23,988,734

Diluted	25,269,275	24,238,763

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Nine Months Ended September 30,
	2005	2004
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$1,497,419	$1,239,033
Unaffiliated customers	1,841,522	1,180,457
Other income	11,754	11,049

Total Revenues	3,350,695	2,430,539

Costs and Expenses
Cost of products sold and operating expenses	3,224,068	2,313,172
Depreciation and amortization	24,400	23,579
Selling, general and administrative expenses	38,429	36,293

Total Costs and Expenses	3,286,897	2,373,044

Operating Income	63,798	57,495
Net interest cost paid to affiliates (Note 3)	194	381
Other interest cost and debt expense, net	15,945	14,749
Capitalized interest	(500)	—

Net Income	$48,159	$42,365

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$48,159	$42,365
Less: General Partner’s interest in Net Income	(2,731)	(1,943)

Limited Partners’ interest in Net Income	$45,428	$40,422

Net Income per Limited Partner unit:
Basic	$1.86	$1.72

Diluted	$1.84	$1.69

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	24,452,350	23,557,919

Diluted	24,624,200	23,786,248

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$7,272	$52,660
Advances to affiliates (Note 3)	—	12,349
Accounts receivable, affiliated companies (Note 3)	159,361	140,328
Accounts receivable, net	614,301	396,479
Inventories:
Crude oil	34,238	26,428
Materials, supplies and other	701	700

Total Current Assets	815,873	628,944

Properties, plants and equipment	1,221,466	1,095,928
Less accumulated depreciation and amortization	(463,925)	(448,728)

Properties, plants and equipment, net	757,541	647,200

Investment in affiliates (Note 5)	70,940	69,745
Deferred charges and other assets	25,985	22,897

Total Assets	$1,670,339	$1,368,786

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$785,948	$553,629
Accrued liabilities	25,910	25,284
Accrued taxes other than income	20,592	15,162
Advances from affiliates (Note 3)	412	—

Total Current Liabilities	832,862	594,075
Long-term debt (Note 6)	331,931	313,305
Other deferred credits and liabilities	961	812
Commitments and contingent liabilities (Note 7)	—	—

Total Liabilities	1,165,754	908,192

Partners’ Capital:
Limited partners’ interest	496,864	452,856
General partner’s interest	7,721	7,738

Total Partners’ Capital	504,585	460,594

Total Liabilities and Partners’ Capital	$1,670,339	$1,368,786

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30 ,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$48,159	$42,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,400	23,579
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(19,033)	(24,202)
Accounts receivable, net	(217,822)	(106,527)
Inventories	(7,810)	(3,225)
Accounts payable and accrued liabilities	217,167	132,786
Accrued taxes other than income	5,430	2,212
Other	(4,146)	(2,474)

Net cash provided by operating activities	46,345	64,514

Cash Flows from Investing Activities:
Capital expenditures	(33,747)	(24,289)
Acquisitions	(100,857)	(41,078)

Net cash used in investing activities	(134,604)	(65,367)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(48,474)	(41,928)
Net proceeds from issuance of Limited Partner units	159,879	128,739
Redemption of Limited Partner units from Sunoco	(99,203)	(83,087)
Contribution from General Partner for Limited Partner unit transaction	1,429	987
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(2,863)	—
Advances to affiliates, net	12,761	2,810
Borrowings under credit facility	75,000
Repayments under credit facility	(56,500)
Contributions from affiliate	842	3,036

Net cash provided by financing activities	42,871	10,557

Net change in cash and cash equivalents	(45,388)	9,704
Cash and cash equivalents at beginning of year	52,660	50,081

Cash and cash equivalents at end of period	$7,272	$59,785

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of results for the full year 2005.

2.	Equity Offerings

In August 2005, the Partnership sold 1.5 million common units in a public offering. In September 2005, the Partnership sold an additional 125,000 common units to cover over-allotments in connection with the August 2005 sale. The purchase price for the over allotment was equal to the offering price in the August 2005 sale. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The total sale of units resulted in total gross proceeds of $63.4 million, and net proceeds of $60.2 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the sale were used to repay $56.5 million of the debt incurred to finance the August 1, 2005 purchase of a Texas crude oil pipeline system and storage facilities (see Note 8), with the balance for general partnership purposes. As a result of this issuance of 1.625 million common units, the general partner contributed $1.3 million to the Partnership to maintain its 2.0 percent general partner interest. At September 30, 2005, Sunoco’s ownership in the Partnership was 47.9 percent, including its 2.0 percent general partner interest.

In May 2005, the Partnership sold 2.5 million common units in a public offering. In June 2005, the Partnership sold an additional 275,000 common units to cover over-allotments in connection with the May 2005 sale. The purchase price for the over-allotment was equal to the offering price in the May 2005 sale. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The total sale of units resulted in total gross proceeds of $104.1 million, and net proceeds of $99.2 million, after underwriters’ commissions and legal, accounting and other transaction expenses. Net proceeds from the sale were used to redeem 2.775 million common units owned by Sunoco. The redemption price per unit was equal to the public offering price per unit after the underwriters’ commissions. Also in connection with the equity offering, the Partnership and Sunoco entered into an agreement whereby Sunoco agreed to reimburse the Partnership for transaction costs incurred by the Partnership. Reimbursement of these costs of $0.4 million occurred during the third quarter of 2005 when the transaction costs were finalized and was accounted for as an increase to Partners’ Capital within the Partnership’s condensed consolidated balance sheet.

On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of $128.7 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units owned by Sunoco for $82.7 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of the two refined product terminals for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements and for other expansions, capital improvements or acquisition projects. As a result of this net issuance of 1.2 million common units, the general partner contributed $1.0 million to the Partnership to maintain its 2.0 percent general partner interest.

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

•	the Interrefinery Lease Agreement, which requires Sunoco R&M to reimburse the Partnership for any non-routine maintenance expenditures incurred, as defined, during the term of the agreement; and

•	the Eagle Point purchase agreement, which requires Sunoco R&M to reimburse the Partnership for certain maintenance capital and expense expenditures incurred regarding the assets acquired, as defined, up to $5.0 million through March 2014.

These expenditures, which were recorded as maintenance capital and operating expenses, were as follows:

	Nine Months Ended September 30,
	2005	2004
Maintenance capital	$842	$2,503
Operating expenses	—	533

	$842	$3,036

The reimbursements of these amounts were recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at September 30, 2005.

In August 2005, the Partnership sold 1.5 million common units in a public offering. In September 2005, the Partnership sold an additional 125,000 common units to cover over-allotments in connection with the August 2005 sale. As a result of this issuance of 1.625 million common units, the general partner contributed $1.3 million to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its condensed consolidated balance sheet.

In February 2005, the Partnership issued 0.2 million common units to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of this net issuance of common units, the general partner contributed $0.1 million to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its condensed consolidated balance sheet.

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

Redemption of Common Units

In May and June 2005, the Partnership sold a total of 2.775 million common units in a public offering (see Note 2). The net proceeds from this offering after underwriters’ commissions and transaction costs of approximately $99.2 million were used to redeem 2.775 million common units owned by Sunoco at the net price per unit received. In connection with the equity offering, the Partnership and Sunoco entered into an agreement whereby Sunoco agreed to reimburse the Partnership for transaction costs incurred by the Partnership. Reimbursement of these costs of $0.4 million occurred during the third quarter of 2005 when the transaction costs were finalized and was accounted for as an increase to Partners’ Capital within the Partnership’s condensed consolidated balance sheet.

In April 2004, the Partnership sold 3.4 million common units in a public offering (see Note 2). The proceeds of this offering were partially utilized to redeem approximately 2.2 million common units owned by Sunoco for $82.7 million. The redemption price per unit was equal to the public offering price per unit after the underwriters’ commissions. As a result of this net issuance of 1.2 million common units, the general partner contributed $1.0 million to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its condensed consolidated balance sheet. In connection with the equity offering, the Partnership and Sunoco entered into an agreement whereby Sunoco agreed to reimburse the Partnership for transaction costs incurred by the Partnership based upon the percentage that Sunoco’s net redemption proceeds received represented of the total gross proceeds of the Partnership’s offering (approximately 64.2 percent). Reimbursement of these costs of $0.4 million occurred during the fourth quarter of 2004 when the transaction costs were finalized and was accounted for as an increase to Partners’ Capital within the Partnership’s condensed consolidated balance sheet.

Conversion of Subordinated Units

In February 2005, 2,845,910 subordinated limited partner units, equal to one-quarter of the originally issued subordinated units held by the general partner, were converted to common units as the Partnership met the requirements set forth in the partnership agreement (see Note 9).

4.	Net Income Per Unit Data

Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”) “Participating Securities and the Two-Class Method under FASB Statement No. 128” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. Essentially, EITF 03-06 provides that the general partner’s interest in net income is to be calculated as if all of the earnings for the period were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation is required by the EITF even though cash distributions are made by the Partnership on the basis of cash available for distributions, not earnings, in a given accounting period. The Partnership applied EITF 03-06 during the quarter ended September 30, 2005. The application of EITF 03-06 may have an impact on earnings per limited partner unit in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued. The effect of applying EITF 03-06 to prior periods, however, would not be material.

The general partner was allocated net income of $0.6 million (representing 3.7 percent of the total net income for the period) and $0.7 million (representing 5.5 percent of total net income for the period) for the three months ended September 30, 2005 and 2004, respectively, and $2.7 million (representing 5.7 percent of the total net income for the period) and $1.9 million (representing 4.6 percent of total net income for the period) for the nine months ended September 30, 2005 and 2004, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of limited partner units outstanding - basic	25,111,434	23,988,734	24,452,350	23,557,919
Add effect of dilutive unit incentive awards	157,841	250,029	171,850	228,329

Weighted average number of limited partner units - diluted	25,269,275	24,238,763	24,624,200	23,786,248

5.	Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of September 30, 2005 and December 31, 2004 are as follows:

Equity Ownership Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and nine months ended September 30, 2005 and 2004 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income Statement Data:
Total revenues	$98,580	$102,140	$284,820	$284,141
Net income	$24,296	$29,502	$77,530	$82,292

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of September 30, 2005 and December 31, 2004 (in thousands of dollars):

	September 30, 2005	December 31, 2004
Balance Sheet Data:
Current assets	$101,116	$100,971
Non-current assets	468,838	473,183
Current liabilities	62,394	69,836
Non-current liabilities	444,877	446,482
Net equity	62,683	57,836

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at September 30, 2005 include an excess investment amount of approximately $55.8 million, net of accumulated amortization of $1.8 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

6.	Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	September 30, 2005	December 31, 2004
Credit Facility	$83,000	$64,500
Senior Notes	250,000	250,000
Less unamortized bond discount	(1,069)	(1,195)

	$331,931	$313,305

On November 22, 2004, the Operating Partnership entered into a new, five-year $250 million Credit Facility. This Credit Facility replaced the Operating Partnership’s previous credit agreement, which was scheduled to mature on January 31, 2005. The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowing under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility bears interest, at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at September 30, 2005 was 4.3 percent. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio (each as defined in the credit agreement) of 4.5 to 1, which can be increased to 5.0 to 1 during an acquisition period (as defined in the credit agreement); and an interest coverage ratio (as defined in the credit agreement) of at least 3.0 to 1. The Operating Partnership is in compliance with these covenants as of September 30, 2005. The Partnership’s ratio of total debt to EBITDA was 2.8 to 1 and the interest coverage ratio was 5.4 to 1 at September 30, 2005.

On August 1, 2005, the Partnership completed its acquisition of the Texas crude oil pipeline system and storage facilities for $100.0 million. (See Note 8). The Partnership financed the transaction with $25.0 million cash on hand and $75.0 million drawn under the Credit Facility. On August 10, 2005, the Partnership completed an equity offering, and used $56.5 million of the net proceeds to partially pay down the Credit Facility. At September 30, 2005, the Partnership had $167.0 million available under the $250 million Credit Facility.

The Senior Notes are at 7.25 percent, due February 15, 2012, and were issued by the Operating Partnership at 99.325 percent of the principal amount. The discount of 0.675 percent is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the condensed consolidated statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of September 30, 2005. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership, at the option of the holders of the Senior Notes, at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity.

The Partnership and the operating partnerships of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

The Partnership has no operations and its only assets are investments in its wholly-owned partnerships and limited liability companies. The Operating Partnership also has no operations and its assets are limited primarily to investments in its wholly-owned operating partnerships, deferred charges, and cash and cash equivalents of $7.3 million. Except for amounts associated with the Senior Notes, the Credit Facility, cash and cash equivalents and advances to affiliates, the assets and liabilities in the condensed consolidated balance sheets and the revenues and costs and expenses in the condensed consolidated statements of income are primarily attributable to the operating partnerships.

7.	Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets at September 30, 2005 and December 31, 2004 was $0.7 million and $0.9 million, respectively. There are no liabilities attributable to unasserted claims, nor have any recoveries from insurance been assumed.

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

Sunoco has indemnified the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed to the Partnership that arise from the operation of such assets prior to the closing of the Partnership’s February 2002 IPO. Sunoco has indemnified the Partnership for 100 percent of all such losses asserted within the first 21 years of closing of the February 2002 IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent a year. For example, for a claim asserted during the twenty-third year after closing of the February 2002 IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the Partnership’s assets that occur on or after the closing of the February 2002 IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the consolidated financial position of the Partnership at September 30, 2005.

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO which are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the consolidated financial position of the Partnership at September 30, 2005.

8.	Acquisitions

On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for $100.0 million. The pipeline system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 barrels per day. It originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The storage facilities include the Corsicana terminal, which has 2.9 million barrels of shell capacity for crude oil, and the Ringgold, Texas terminal, which consists of 0.5 million barrels of shell capacity for crude oil. The Partnership has also agreed to assume certain environmental liabilities associated with these assets. In addition, on August 12, 2005, the Partnership purchased an approximately 20-mile pipeline right-of-way from a third party for $0.8 million. The Partnership intends to invest approximately $17.0 million to construct a new 20-mile pipeline on the acquired right-of-way to connect the system acquired from the Exxon Mobil Corporation affiliate to the West Texas Gulf pipeline, in which the Partnership has a 43.8% ownership interest. The results of the pipeline acquisition are included in the financial statements from the date of acquisition. The purchase prices of the acquisitions were funded with $56.5 million of proceeds from the August 2005 units offering (see Note 2), $18.5 million of net borrowings under the Partnership’s Credit Facility, and $25.8 million of cash on hand, and were allocated on a preliminary basis to property, plant and equipment within the Western Pipeline System business segment.

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

On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20.0 million. The Eagle Point logistics assets consist of crude and refined product ship and barge docks, a refined product truck rack, and a 4.5 mile, refined product pipeline from the Eagle Point refinery to the origin of the Harbor pipeline. In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M whereby it has agreed to maintain minimum volumes on the truck rack upon completion of certain capital improvements which were completed during the fourth quarter of 2004. The purchase price was funded initially through cash on hand. A portion of the proceeds of the April 7, 2004 sale of common units was subsequently utilized to replenish cash used to fund this acquisition (see Note 2). The purchase price was allocated to property, plant and equipment. The ship and barge docks and the truck rack have been included within the Terminal Facilities business segment, while the pipeline has been included within the Eastern Pipeline System. The results of the acquisition are included in the financial statements from the date of acquisition.

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

The Partnership has 8,537,729 subordinated units issued at September 30, 2005, all of which are held by the general partner and for which there is no established public trading market. During the subordination period the Partnership will, in general, pay cash distributions each quarter in the following manner:

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

After the subordination period, the Partnership will, in general, pay cash distributions each quarter in the following manner:

•	First, 98 percent to all unitholders, pro rata, and 2 percent to the general partner, until the Partnership distributes for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

•	Thereafter, as described in the paragraph and table which follow.

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

Distributions paid by the Partnership for the period from January 1, 2004 through September 30, 2005 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 13, 2004	$0.55	$12.5	$0.4
May 14, 2004	$0.57	$13.7	$0.5
August 13, 2004	$0.5875	$14.1	$0.7
November 12, 2004	$0.6125	$14.7	$0.9
February 14, 2005	$0.625	$15.0	$1.0
May 13, 2005	$0.625	$15.1	$1.0
August 12, 2005	$0.6375	$15.4	$1.1

On August 1, 2005, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared an increase in the cash distribution for the third quarter 2005 of $0.0125 per common and subordinated partnership unit ($0.05 annualized). This distribution has been reflected as a reduction in Partners’ Capital in the condensed consolidated balance sheet at September 30, 2005. On October 23, 2005, an additional increase of $0.025 per common and subordinated partnership unit on a quarterly basis ($0.10 annualized) was declared by Sunoco Partners LLC. Combined with the August 1 declaration, the total quarterly increase over the second quarter of 2005 is $0.0375 per common and subordinated partnership unit on a quarterly basis ($0.15 annualized) to a total of $0.675 per common and subordinated partnership unit ($2.70 annualized). The $18.9 million distribution, including $1.5 million to the general partner, will be paid on November 14, 2005 to unitholders of record at the close of business on November 7, 2005.

10.	Business Segment Information

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands of dollars):

	Three Months Ended September 30,
	2005	2004
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$19,205	$17,972
Unaffiliated customers	5,149	6,500
Other income	3,246	3,555

Total Revenues	27,600	28,027

Operating expenses	12,550	13,286
Depreciation and amortization	2,616	2,725
Selling, general and administrative expenses	4,743	4,195

Total Costs and Expenses	19,909	20,206

Operating Income	$7,691	$7,821

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$19,874	$18,503
Unaffiliated customers	8,531	9,562
Other Income	77	13

Total Revenues	28,482	28,078

Operating expenses	13,207	12,500
Depreciation and amortization	3,759	3,968
Selling, general and administrative expenses	3,511	3,163

Total Costs and Expenses	20,477	19,631

Operating Income	$8,005	$8,447

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$486,407	$422,117
Unaffiliated customers	707,480	382,949
Other income	716	604

Total Revenues	1,194,603	805,670

Cost of products sold and operating expenses	1,182,012	798,539
Depreciation and amortization	2,410	1,578
Selling, general and administrative expenses	5,751	4,239

Total Costs and Expenses	1,190,173	804,356

Operating Income	$4,430	$1,314

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$7,691	$7,821
Terminal Facilities	8,005	8,447
Western Pipeline System	4,430	1,314

Total segment operating income	20,126	17,582
Net interest expense	5,059	5,202

Net Income	$15,067	$12,380

	Nine Months Ended September 30,
	2005	2004
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$55,571	$52,904
Unaffiliated customers	15,728	18,584
Other income	9,496	9,591

Total Revenues	80,795	81,079

Operating expenses	34,286	34,674
Depreciation and amortization	7,822	8,123
Selling, general and administrative expenses	14,142	13,584

Total Costs and Expenses	56,250	56,381

Operating Income	$24,545	$24,698

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$58,329	$52,446
Unaffiliated customers	25,890	25,733
Other Income	77	13

Total Revenues	84,296	78,192

Operating expenses	35,997	32,594
Depreciation and amortization	11,274	11,107
Selling, general and administrative expenses	10,233	9,764

Total Costs and Expenses	57,504	53,465

Operating Income	$26,792	$24,727

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$1,383,519	$1,133,683
Unaffiliated customers	1,799,904	1,136,140
Other income	2,181	1,445

Total Revenues	3,185,604	2,271,268

Cost of products sold and operating expenses	3,153,785	2,245,904
Depreciation and amortization	5,304	4,349
Selling, general and administrative expenses	14,054	12,945

Total Costs and Expenses	3,173,143	2,263,198

Operating Income	$12,461	$8,070

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$24,545	$24,698
Terminal Facilities	26,792	24,727
Western Pipeline System	12,461	8,070

Total segment operating income	63,798	57,495
Net interest expense	15,639	15,130

Net Income	$48,159	$42,365

The following table provides the identifiable assets for each segment as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Eastern Pipeline System	$334,109	$333,186
Terminal Facilities	276,078	270,824
Western Pipeline System	1,047,054	694,076
Corporate and other	13,098	70,700

Total identifiable assets	$1,670,339	$1,368,786

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

11.	Exit Costs Associated with Western Pipeline Headquarters Relocation

On June 10, 2005, the Partnership announced its intention to relocate its Western Pipeline System headquarters operations from Tulsa, OK to the Houston, Texas area. On September 1, 2005, the Partnership executed an agreement to lease office space in the Houston, Texas area. The Partnership’s general partner has offered to relocate all affected employees. The Partnership expects to complete the Western Pipeline System headquarters office transition by the end of the first quarter 2006.

The Partnership estimates that the total non-recurring charges to be incurred in connection with the relocation plan will be approximately $5 million. These costs consist primarily of employee relocation costs, one-time termination benefits and new hire expenses. In addition, the Partnership also expects to incur approximately $5 million in capital expenditures associated with the move, including furniture and equipment, communication infrastructure and a pipeline control center. The Partnership recognized $0.6 million in costs during the third quarter 2005, consisting of $0.4 million for employee relocations and $0.2 million which it accrued for one-time termination benefits, and it expects to incur the remaining charges by the end of the first quarter of 2006. These costs are included in selling, general and administrative expenses in the condensed consolidated statement of income, and are included in the operating results for the Western Pipeline System segment. The Partnership also incurred approximately $0.2 million in capital expenditures related to the move in the third quarter of 2005, and expects to spend an additional $4.8 million by the end of the first quarter of 2006, with the majority of these costs incurred during the fourth quarter of 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended September 30, 2005 and 2004

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,
	2005	2004
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	56,437,189	59,503,096
Revenue per barrel mile (cents)	0.469	0.447
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	382,957	356,870
Nederland terminal	420,467	497,380
Refinery terminals(3)	688,923	665,501
Western Pipeline System:(1)(4)
Crude oil pipeline throughput (bpd)	368,985	295,684
Crude oil purchases at wellhead (bpd)	180,216	184,079
Gross margin per barrel of pipeline throughput (cents)(5)	27.9	18.2

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock, which was acquired on March 30, 2004.

(4)	Includes the Partnership’s Texas crude oil pipeline system, acquired August 1, 2005.

(5)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

Net income was $15.1 million for the third quarter 2005 as compared with $12.4 million for the third quarter 2004, an increase of $2.7 million. The increase was primarily the result of higher pipeline volume throughput in the Western pipeline system, including the Texas crude oil pipeline system acquired in August 2005, higher refinery terminal volumes and higher lease acquisition results. The increase in the third quarter net income was partially offset by a reduction of approximately $4.2 million, comprised of a $2.1 million adverse impact from Hurricane Rita on the Partnership’s Nederland Terminal and Western Pipeline system, higher insurance costs related to a $1.5 million special assessment by one of the Partnership’s insurers as a result of Hurricane Katrina, and $0.6 million of costs related to the relocation of the Western area headquarters’ from Tulsa to Houston, which management expects to be completed in the first quarter of 2006.

Sales and other operating revenue totaled $1,246.6 million for the third quarter 2005 as compared with $857.6 million for the third quarter 2004, an increase of $389.0 million. This increase was largely attributable to an increase in crude oil prices. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $63.17 per barrel for the third quarter 2005 from $43.85 per barrel for the third quarter 2004. Other income decreased $0.1 million from the third quarter 2004 to $4.0 million for the third quarter 2005 due principally to a decrease in joint venture equity income.

Total cost of products sold and operating expenses increased $383.5 million to $1,207.8 million for the third quarter 2005 from $824.3 million for the third quarter 2004 due primarily to the increase in crude oil prices.

Selling, general and administrative expenses increased $2.4 million to $14.0 million when compared to the same period in 2004, due mainly to the $1.5 million special assessment by one of the Partnerships’ insurers described above. Depreciation and amortization increased due in part to the August 2005 Texas Crude oil pipeline acquisition. Net interest expense remained relatively unchanged for third quarter 2005 when compared to the prior year’s quarter as a result of an increase in the amount drawn under the Credit Facility, used to partially finance the August Texas crude oil pipeline system purchase, offset by the capitalization of interest costs associated with capital expenditures.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System was $7.7 million for the third quarter 2005 compared with $7.8 million for the prior year quarter. The $0.1 million decrease was the result of a $0.3 million decrease in other income, and a $0.5 million increase in selling, general and administrative expenses, partially offset by a $0.7 million decrease in operating expenses. Sales and other operating revenue was relatively unchanged. Other income decreased to $3.3 million for the third quarter 2005 from $3.6 million for the prior year’s quarter due to a decrease in joint venture equity income. Operating expenses decreased from $13.3 million in the third quarter 2004, to $12.6 million for the third quarter 2005 due to the timing of scheduled maintenance activity. Selling, general and administrative expenses increased due primarily to the allocation of a portion of the $1.5 million special insurance assessment described above.

Terminal Facilities

The Terminal Facilities business segment had operating income of $8.1 million for the third quarter 2005 compared with $8.4 million for the prior year quarter. This $0.3 million decrease was the result of higher volumes at the refined product and refinery terminals being offset by the adverse impact of Hurricane Rita at the Nederland Terminal. Increased operating expenses of $0.7 million from the prior year’s third quarter to $13.2 million for the third quarter 2005 were due principally to Hurricane Rita.

Western Pipeline System

Operating income for the Western Pipeline System was $4.4 million for the third quarter 2005, an increase of $3.1 million from the prior year quarter. This increase was primarily the result of higher pipeline volumes, including the results from the August 2005 Texas crude oil pipeline system acquisition, higher throughput on the Nederland to Longview, Texas pipeline, and higher lease acquisition results. Total revenue and cost of products sold and operating expenses increased in the third quarter of 2005 compared with the prior year’s quarter due primarily to an increase in the price of crude oil. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to average price of $63.17 per barrel for the third quarter 2005 from $43.85 per barrel for the third quarter 2004. Depreciation and amortization increased due in part to the August 2005 Texas Crude oil pipeline acquisition. Selling, general and administrative expenses increased due mainly to the allocation of a portion of the $1.5 million special insurance assessment and $0.6 million in costs related to the Western area headquarters’ relocation from Tulsa to Houston.

Results of Operations – Nine Months Ended September 30, 2005 and 2004

Sunoco Logistics Partners L.P.

Operating Highlights

Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004
Eastern Pipeline System: (1)
Total shipments (barrel miles per day) (2)	55,825,649	57,825,743
Revenue per barrel mile (cents)	0.468	0.451
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	387,374	324,529
Nederland terminal	454,721	492,792
Refinery terminals (3)	695,912	682,881
Western Pipeline System: (1) (4)
Crude oil pipeline throughput (bpd)	335,920	298,523
Crude oil purchases at wellhead (bpd)	188,905	186,726
Gross margin per barrel of pipeline throughput (cents) (5)	26.5	23.9

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock, which was acquired on March 30, 2004.

(4)	Includes the Partnership’s Texas crude oil pipeline system, acquired on August 1, 2005.

(5)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Statements of Income

Net income was $48.2 million for the nine months ended September 30, 2005 as compared with $42.4 million for the first nine months of 2004, an increase of $5.8 million. The increase was the result of higher pipeline throughput volumes in the Western pipeline system, including the Texas crude oil pipeline system acquired in August 2005, and higher refined product terminal volumes, due in part to the Partnership’s 2004 acquisitions, partially offset by lower lease acquisition results and the $4.2 million in costs related to the hurricanes and the Partnership’s Western area headquarters’ relocation from Tulsa to Houston.

Sales and other operating revenue totaled $3,338.9 million for the first nine months of 2005 as compared with $2,419.5 million for the first nine months of 2004, an increase of $919.4 million. This increase was largely attributable to an increase in crude oil prices. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, the benchmark crude oil in the United States, increased to an average price of $55.45 per barrel for the first nine months of 2005 from $39.13 per barrel for the first nine months of 2004. Other income increased $0.7 million from the first nine months of 2004 to $11.8 million for the first nine months of 2005 due principally to an increase in joint venture equity income.

Total cost of products sold and operating expenses increased $910.9 million to $3,224.1 million for the first nine months of 2005 from $2,313.2 million for the first nine months of 2004 due primarily to the increase in crude oil prices. Net interest expense of $15.6 million for the first nine months of 2005 was $0.5 million higher compared with the prior year first nine months, due primarily to an increase in the amount drawn under the Credit Facility used to partially finance the August 1, 2005 Texas crude oil pipeline system and storage facilities and a higher interest rate on the Credit Facility, partially offset by capitalized interest on capital expenditures.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System was $24.5 million for the nine months ended September 30, 2005 compared with $24.7 million for the comparable prior year period. Total revenues for the respective nine month periods ended September 30, 2004 and 2005 were relatively unchanged. Operating expenses decreased from $34.7 million in the first nine months of 2004, to $34.3 million in the first nine months of 2005 due mainly to the timing of schedule maintenance activity. Selling, general and administrative expenses increased due mainly to the allocation of a portion of the $1.5 million special insurance assessment.

Terminal Facilities

The Terminal Facilities business segment had operating income of $26.8 million for the nine months ended September 30, 2005 compared with $24.7 million for the comparable prior year period. This $2.1 million increase was due to a $6.1 million increase in total revenues, partially offset by a $4.0 million increase in total costs and expenses. The increase in total revenues to $84.3 million for the first nine months of 2005 from $78.2 million for the first nine months of 2004 was largely due to the operating results from the acquisitions of the Eagle Point, New Jersey terminal assets in March 2004, two refined product terminals located in Baltimore, Maryland and Manassas, Virginia in April 2004 and the Columbus, Ohio refined product terminals in November 2004.

The increase in total revenues was partially offset by an increase in total costs and expenses to $57.5 million for the first nine months of 2005 from $53.5 million for the comparable prior year period. The $4.0 million increase was due mainly to a $3.4 million increase in operating expenses and a $0.5 million increase in selling, general and administrative expenses. Both increases resulted from the acquired assets mentioned previously and the costs associated with Hurricane Rita at the Nederland Terminal.

Western Pipeline System

Operating income for the Western Pipeline System was $12.5 million for the nine months ended September 30, 2005, an increase of $4.4 million from the comparable prior year period. This increase was primarily the result of higher crude oil pipeline volumes, partially offset by the impact of Hurricane Rita and lower lease acquisition results. The increase in pipeline volumes was due to higher throughput as a result of the Texas crude oil pipeline acquisition and higher volumes on the Nederland to Longview, Texas pipeline. Total revenue and cost of products sold and operating expenses increased in the nine months ended September 30, 2005 compared with the comparable prior year period due primarily to an increase in the price of crude oil. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to average price of $55.45 per barrel for the first nine months of 2005 from $39.13 per barrel for the comparable prior year period. Depreciation and amortization increased due in part to the August 2005 Texas crude oil pipeline acquisition. Selling, general and administrative expenses increased mainly due to the allocation of a portion of the $1.5 million special insurance assessment described above and the $0.6 million of costs related to the Western area headquarters’ relocation from Tulsa to Houston.

Liquidity and Capital Resources

General

Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At September 30, 2005, the Partnership had a working capital deficit of $17.0 million and available borrowing capacity under the Credit Facility of $167.0 million. The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $88.3 million at September 30, 2005.

In August 2005, the Partnership sold 1.5 million common units in a public offering. In September 2005, the Partnership sold an additional 125,000 common units to cover over-allotments in connection with the August 2005 sale. The purchase price for the over allotment was equal to the offering price in the August 2005 sale. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The total sale of units resulted in total gross proceeds of $63.4 million, and net proceeds of $60.2 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the sale were used to repay $56.5 million of the debt incurred to finance the August 1, 2005 Texas crude oil pipeline system acquisition, with the balance for general Partnership purposes. At September 30, 2005, Sunoco’s ownership in the Partnership was 47.9 percent, including its 2.0 percent general partner interest. The units were issued under the Partnership’s previously filed $500 million universal shelf registration statement, of which approximately $197.4 million remains available.

In May 2005, the Partnership sold 2.5 million common units in a public offering. In June 2005, the Partnership sold an additional 275,000 common units to cover over-allotments in connection with the May 2005 sale. The purchase price for the over-allotment was equal to the offering price in the May 2005 sale. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The total sale of units resulted in total gross proceeds of $104.1 million, and net proceeds of $99.2 million, after underwriters’ commissions and legal, accounting and other transaction expenses. Net proceeds from the sale were used to redeem 2.775 million common units owned by Sunoco.

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

The Partnership has a five-year, $250 million Revolving Credit Facility, which is scheduled to mature in November 2009. At September 30, 2005, there was $83.0 million drawn under the Credit Facility.

Management believes that the Partnership has sufficient liquid assets and cash from operations to meet its financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated maintenance capital expenditures. However, the Partnership is subject to business and operational risks that could adversely affect its cash flow. The Partnership may supplement its cash generation with proceeds from financing activities, including borrowings under the Credit Facility, other borrowings and the issuance of additional common units.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the nine months ended September 30, 2005 was $46.3 million compared with $64.5 million for the first nine months of 2004. Net cash provided by operating activities for the first nine months of 2005 was primarily generated by net income of $48.2 million and depreciation and amortization of $24.4 million, partially offset by a $22.1 million increase in working capital. Working capital increased primarily due to increases in accounts receivable and crude oil inventory. Net cash provided by operating activities for the first nine months of 2004 was principally generated by net income of $42.4 million and depreciation and amortization of $23.6 million.

Net cash used in investing activities for the first nine months of 2005 was $134.6 million compared with 65.4 million for the first nine months of 2004. The increase between periods is due primarily to the August 2005 acquisition, from an affiliate of Exxon Mobil Corporation, of a crude oil pipeline system and storage facilities located in Texas for $100.0 million. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities for the first nine months of 2005 was $42.9 million compared with $10.6 million net cash provided by financing activities for the first nine months of 2004. Net cash provided by financing activities for the first nine months of 2005 was the result of $60.2 million of net proceeds received from the public offering in August 2005, net borrowings of $18.5 million drawn against the Partnerships’ Credit Facility to fund the acquisition of the Texas crude oil pipeline system and a $12.8 million reduction of advances to affiliates. This increase was partially offset by $48.5 million in distributions paid to limited partners and the general partner. Net cash provided by financing activities for the first nine months of 2004 was mainly the result of $128.7 million of net proceeds from the sale of 3.4 million common units in April 2004, of which $83.1 million was used in the redemption of approximately 2.2 million common units from Sunoco, a $3.0 million capital contribution from an affiliate, and a $1.0 million net contribution from the general partner to maintain its 2.0 percent ownership interest after the sale of common units, partially offset by $41.9 million of cash distributions paid to the limited partners and the general partner.

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at December 31, 2004 represent amounts due from Sunoco under this agreement. Advances from affiliates, at September 30, 2005 represent amounts due to Sunoco under this agreement.

Capital Requirements

The pipeline, terminalling, and crude oil transport operations are capital intensive, requiring significant investment to maintain, upgrade or enhance existing operations and to meet environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

•	Maintenance capital expenditures, such as those required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations; and

•	Expansion capital expenditures to acquire assets to grow the business and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Nine Months Ended September 30,
	2005	2004
Maintenance	$18,624	$16,554
Expansion	115,980	48,813

	$134,604	$65,367

Maintenance capital expenditures for the nine months ended September 30, 2005 were $18.6 million, an increase of $2.1 million from the comparable prior year period. The increase between periods is principally related to timing differences in scheduled maintenance activity. These capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations. Included in maintenance capital expenditures are $0.8 million and $3.0 million for the respective nine month periods ended September 30, 2005 and 2004, for which the Partnership received reimbursement from Sunoco R&M under the terms of certain agreements between the parties. Management anticipates maintenance capital expenditures will be approximately $27.5 million for the year ended December 31, 2005, excluding amounts management expects to receive as reimbursement from Sunoco R&M in accordance with the terms of the agreements. An approximate $4.0 million decrease in these 2005 non-reimbursable expenditures, caused by a reallocation of the Partnership’s maintenance capital expenditure program from non pipeline integrity, to reimbursable pipeline integrity management expenditures, will be offset by an increase of approximately $4.0 million of capital expenditures associated with the Partnerships’ Western Pipeline System headquarters move, from Tulsa to Houston.

Expansion capital expenditures, excluding capitalized interest of $0.5 million, increased by $66.7 million to $115.5 million for the first nine months of 2005 compared with the comparable prior year period. The increase between periods was primarily related to the $100.0 million acquisition in August 2005 of the Texas crude oil pipeline and storage facilities. The Partnership intends to invest approximately $17.0 million during the fourth quarter of 2005 to construct a new 20-mile pipeline to connect the acquired Texas crude oil pipeline to the West Texas Gulf pipeline. Expansion capital expenditures for the nine months ended September 20, 2004 consist primarily of the 2004 acquisitions of the Eagle Point logistics assets for $20.0 million in March 2004, two refined product terminals in Baltimore, Maryland and Manassas, Virginia for $12.0 million in April 2004, and an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million in June 2004.

The Partnership expects to fund capital expenditures, including any acquisitions, from both cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the Credit Facility, other borrowings and the issuance of additional common units.

Contractual Obligations

On September 1, 2005, the Partnership executed an agreement to lease office space in the Houston, Texas area for a term of ten years. The lease terminates in November 2016, and requires base rental payments of $5.6 million over its term.

Critical Accounting Policies

During the quarter ended September 30, 2005, the Partnership adopted Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”) “Participating Securities and the Two-Class Method under FASB Statement No. 128.” EITF 03-06 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. Essentially, EITF 03-06 provides that the general partner’s interest in net income is to be calculated as if all of the earnings for the period were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. The adoption of EITF 03-06 may have an impact on earnings per limited partner unit in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued. The effect of applying EITF 03-06 on prior periods would not be material.

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

The $250 million Credit Facility exposes the Partnership to interest rate risk since it bears interest at a variable rate of 4.3 percent at September 30, 2005. A one percent change in interest rates changes annual interest expense by approximately $830,000 based upon outstanding borrowings under the Credit Facility of $83.0 million at September 30, 2005.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	Changes in demand for, or supply of, crude oil, refined petroleum products and natural gas liquids that impact demand for the Partnership’s pipeline, terminalling and storage services;

•	Changes in the demand for crude oil we both buy and sell;

•	The loss of Sunoco R&M as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which the Partnership has an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations concerning required composition of refined petroleum products, that result in changes in throughput volumes, pipeline tariffs and/or terminalling and storage fees;

•	Improvements in energy efficiency and technology resulting in reduced demand for petroleum products;

•	The Partnership’s ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

•	Global and domestic economic repercussions, including disruptions in the crude oil and petroleum products markets, from terrorist activities, international hostilities and other events, and the government’s response thereto;

•	Changes in the level of operating expenses and hazards related to operating facilities (including equipment malfunction, explosions, fires, spills and the effects of severe weather conditions);

•	The occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	The age of, and changes in the reliability and efficiency of the Partnership’s operating facilities;

•	Changes in the expected level of capital, operating, or remediation spending related to environmental matters;

•	Delays related to construction of, or work on, new or existing facilities and issuance of applicable permits;

•	Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	The Partnership’s ability to identify acquisitions under favorable terms, successfully consummate announced acquisitions or expansions and integrate them into existing business operations;

•	Risks related to labor relations and workplace safety;

•	Non-performance by or disputes with major customers, suppliers or other business partners;

•	Changes in the Partnership’s tariff rates implemented by federal and/or state government regulators;

•	The amount of the Partnership’s indebtedness, which could make the Partnership vulnerable to adverse general economic and industry conditions, limit the Partnership’s ability to borrow additional funds, place it at competitive disadvantages compared to competitors that have less debt, or have other adverse consequences;

•	Restrictive covenants in the Partnership’s or Sunoco, Inc.’s credit agreements;

•	Changes in the Partnership’s or Sunoco, Inc.’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	Claims of the Partnership’s non-compliance with regulatory and statutory requirements; and

•	The costs and effects of legal and administrative claims and proceedings against the Partnership or any entity in which it has an ownership interest, and changes in the status of, or the initiation of new litigation, claims or proceedings, to which the Partnership, or any entity in which it has an ownership interest, is a party.

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

The Partnership’s Sunoco Pipeline L.P. subsidiary operates the Mid-Valley Pipeline on behalf of Mid-Valley Pipeline Company (an affiliate of Sunoco, Inc.) and its third-party shareholders pursuant to an Operating Agency Agreement. In June 2005, Sunoco Pipeline L.P. and Mid-Valley Pipeline Company received a letter from the U.S. Department of Justice, indicating its intent to initiate a civil action on behalf of the U.S. Environmental Protection Agency against Sunoco Pipeline L.P. and Mid-Valley Pipeline Company, for alleged violations of the Clean Water Act arising from a January 2005 crude oil release by Mid-Valley Pipeline into the Kentucky River near Worthville, Kentucky. According to the letter, the government could seek civil penalties of up to the statutory maximum under the Clean Water Act, which are substantially in excess of $100,000. However, the Partnership does not expect any penalties or fines that may be paid to have a material adverse effect on the Partnership. Also, the Operating Agency Agreement obligates Mid-Valley Pipeline Company and its shareholders to indemnify and hold-harmless the operator from and against any claims arising out of its actions or omissions, including negligence, taken in good faith performance of the agreement. As a result, the Partnership expects to be fully indemnified for costs associated with the January 2005 release.

Item 2.	Unregistered Sales of Equity Securities and Uses of Proceeds

None.

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

Date: November 3, 2005