Form 10-K
period 2005-12-31
SUNOCO LOGISTICS PARTNERS LP
filed 2006-03-01
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-31219

SUNOCO LOGISTICS PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Mellon Bank Center 1735 Market Street, Suite LL, Philadelphia, PA	19103-7583
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 248-4344

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partnership interests	New York Stock Exchange
Senior Notes 7.25%, due February 15, 2012	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.    Yes    ☐    No    ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes    ☐     No     ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.:    Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes    ☐    No    ☒

The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10 percent or more of the Common Units outstanding (including the General Partner of the registrant, Sunoco Partners LLC, as if they may be affiliates of the registrant)) was approximately $457.6 million as of June 30, 2005, based on $37.88 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date.

At February 28, 2006, the number of the registrant’s Common Units outstanding was 20,164,051, and its Subordinated Units outstanding was 5,691,819.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward-Looking Statements

Certain matters discussed in this report, excluding historical information, include “forward-looking” statements. Forward-looking statements discuss Sunoco Logistics Partners L.P.’s (the “Partnership”) goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to it, based on the current beliefs of its management as well as assumptions made by, and information currently available to, management. Words such as “may,” “will,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “project,” and other similar phrases or expressions identify forward-looking statements. When considering forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Annual Report.

Although management believes these forward-looking statements to be reasonable, they are based upon a number of assumptions, any or all of which ultimately may prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted, including, but not limited to, the following:

•	changes in demand for, or supply of, crude oil, refined petroleum products and natural gas liquids that impact demand for our pipeline, terminalling and storage services;

•	changes in the demand for crude oil we both buy and sell;

•	the loss of Sunoco R&M or another large customer or a significant reduction in its current level of throughput and storage with us;

•	an increase in the competition encountered by our crude oil and refined products terminals, pipelines and crude oil acquisition and marketing operations;

•	changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	changes in the general economic conditions in the United States;

•	changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	changes in regulations concerning required composition of refined petroleum products, that result in changes in throughput volumes, pipeline tariffs and/or terminalling and storage fees;

•	improvements in energy efficiency and technology resulting in reduced demand for crude oil and refined products;

•	our ability to manage growth and control costs;

•	the effect of changes in accounting principles and tax laws and interpretations of both;

•	global and domestic economic repercussions, including disruptions in the crude oil and petroleum products markets, from terrorist activities, international hostilities and other events, and the government’s response thereto;

•	changes in the level of operating expenses and hazards related to operating facilities (including equipment malfunction, explosions, fires, spills and the effects of severe weather conditions);

•	the occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	the age of, and changes in the reliability and efficiency of our operating facilities;

•	changes in the expected level of capital, operating, or remediation spending related to environmental matters;

•	delays related to construction of, or work on, new or existing facilities and issuance of applicable permits;

•	changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	our ability to identify acquisitions under favorable terms, successfully consummate announced acquisitions or expansions and integrate them into existing business operations;

•	risks related to labor relations and workplace safety;

•	non-performance by or disputes with major customers, suppliers or other business partners;

•	changes in our tariff rates implemented by federal and/or state government regulators;

•	the amount of our indebtedness, which could make us vulnerable to adverse general economic and industry conditions, limit our ability to borrow additional funds, place us at a competitive disadvantage as compared to our competitors that have less debt, or have other adverse consequences;

•	restrictive covenants in our or Sunoco, Inc.’s credit agreements;

•	changes in our or Sunoco, Inc.’s credit ratings, as assigned by rating agencies;

•	the condition of the debt capital markets and equity capital markets in the United States, and our ability to raise capital in a cost-effective way;

•	changes in interest rates on our outstanding debt, which could increase the costs of borrowing;

•	claims of our non-compliance with regulatory and statutory requirements; and

•	the costs and effects of legal and administrative claims and proceedings against us or any entity in which we have an ownership interest, and changes in the status of, or the initiation of new litigation, claims or proceedings, to which we, or any entity in which we have an ownership interest, is a party.

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

3

PART I

ITEM 1.	BUSINESS

(a) General Development of Business

The Partnership is a publicly traded Delaware limited partnership formed by Sunoco, Inc. on October 15, 2001 to own, operate and acquire a geographically diverse portfolio of complementary pipeline, terminalling, and crude oil acquisition and marketing assets. The Partnership completed its initial public offering (“IPO”) on February 8, 2002. The principal executive offices of Sunoco Partners LLC, the Partnership’s general partner (the “General Partner”), are located at Mellon Bank Center, 1735 Market Street, Suite LL, Philadelphia, Pennsylvania 19103 (telephone (866) 248-4344). The Partnership’s website address is www.sunocologistics.com.

Sunoco, Inc., through its wholly-owned subsidiaries (collectively, “Sunoco”), owns approximately 47.9 percent of the partnership interests at December 31, 2005, including a 2 percent general partner interest.

(b) Financial Information about Segments

See Part II, Item 8. Financial Statements and Supplementary Data.

(c) Narrative Description of Business

The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil in 12 states located in the Northeast, Midwest and Southwest United States. Sunoco, Inc. (R&M), a wholly-owned refining and marketing subsidiary of Sunoco (“Sunoco R&M”), accounted for approximately 44 percent of the Partnership’s total revenues for the year ended December 31, 2005. The business comprises three segments:

•	The Eastern Pipeline System primarily serves the Northeast and Midwest United States operations of Sunoco R&M and includes: approximately 1,647 miles of refined product pipelines, including a two-thirds undivided interest in the 80-mile refined product Harbor pipeline, and 58 miles of interrefinery pipelines between two of Sunoco R&M’s refineries; approximately 140 miles of crude oil pipelines; a 9.4 percent interest in Explorer Pipeline Company, a joint venture that owns a 1,413-mile refined product pipeline; a 31.5 percent interest in Wolverine Pipe Line Company, a joint venture that owns a 721-mile refined product pipeline; a 12.3 percent interest in West Shore Pipe Line Company, a joint venture that owns a 652-mile refined product pipeline; and a 14.0 percent interest in Yellowstone Pipe Line Company, a joint venture that owns a 655-mile refined product pipeline.

•	The Terminal Facilities consist of 35 inland refined product terminals with an aggregate storage capacity of 5.9 million barrels, primarily serving the Partnership’s Eastern Pipeline System; a 2.0 million barrel refined product terminal serving Sunoco R&M’s Marcus Hook refinery near Philadelphia, Pennsylvania; a 12.5 million barrel marine crude oil terminal on the Texas Gulf Coast, the Nederland Terminal; one inland and two marine crude oil terminals with a combined capacity of 3.4 million barrels, and related pipelines, which serve Sunoco R&M’s Philadelphia refinery; a ship and barge dock which serves Sunoco R&M’s Eagle Point refinery; and a 1.0 million barrel liquefied petroleum gas (“LPG”) terminal near Detroit, Michigan.

•	The Western Pipeline System gathers, purchases, sells, and transports crude oil principally in Oklahoma and Texas and consists of approximately 2,197 miles of crude oil trunk pipelines, including a 37.0 percent undivided interest in the 80-mile Mesa Pipe Line system, and approximately 520 miles of crude oil gathering lines that supply the trunk pipelines; approximately 116 crude oil transport trucks; approximately 130 crude oil truck unloading facilities; and a 43.8 percent interest in West Texas Gulf Pipe Line Company, a joint venture that owns a 579-mile crude oil pipeline.

Revenues are generated by charging tariffs for transporting refined products, crude oil and other hydrocarbons through the pipelines and by charging fees for storing refined products, crude oil, and other hydrocarbons, and for providing other services at the Partnership’s terminals. The Partnership also generates revenue by purchasing domestic crude oil and selling it to Sunoco R&M and other customers. Generally, as crude oil is purchased, corresponding sale transactions are simultaneously entered into involving physical deliveries of crude oil, which enables the Partnership to secure a profit on the transaction at the time of purchase and establish a substantially balanced position, thereby minimizing exposure to price volatility after the initial purchase. The Partnership’s practice is to not enter into commodity derivative contracts.

The Partnership’s primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput, pursue strategic and accretive acquisitions that complement the Partnership’s existing asset base, improve operating efficiencies, and increase distributions to its unitholders.

For the year ended December 31, 2005, Sunoco R&M accounted for approximately 70 percent of the Eastern Pipeline segment’s total revenues, approximately 69 percent of the Terminal Facilities segment’s total revenues, and approximately 43 percent of the Western Pipeline System segment’s total revenues.

Eastern Pipeline System

Refined Product Pipelines

The Partnership owns and operates approximately 1,647 miles of refined product pipelines in the Northeast and Midwest United States. The refined product pipelines transport refined products from Sunoco R&M’s Philadelphia and Marcus Hook, Pennsylvania, Toledo, Ohio and Eagle Point, New Jersey refineries, as well as from third party locations, to markets in New York, New Jersey, Pennsylvania, Ohio, and Michigan. The refined products transported in these pipelines include multiple grades of gasoline, middle distillates (such as heating oil, diesel and jet fuel), liquefied petroleum gases (“LPGs”) (such as propane and butane), refining feedstocks, and other hydrocarbons. The Federal Energy Regulatory Commission (“FERC”) regulates the rates for interstate shipments on the Eastern Pipeline System and the Pennsylvania Public Utility Commission (“PA PUC”) regulates the rates for intrastate shipments in Pennsylvania. The Partnership also leases to Sunoco R&M three bi-directional, 18-mile interrefinery pipelines and a four-mile pipeline spur extending to the Philadelphia International Airport.

The following table details the total shipments on the refined product pipelines in each of the years presented. Total shipments represent the total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped. Management of the Partnership believes that total shipments is a better performance indicator for the Eastern Pipeline System than barrels transported as certain refined product pipelines such as transfer pipelines transport large volumes over short distances and generate minimal revenues. The following excludes amounts attributable to the interrefinery pipelines and equity ownership interests in the corporate joint ventures:

	Year Ended December 31,
	2003	2004	2005
Total shipments (in thousands of barrel miles per day)	44,657	46,284	46,144

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

Crude Oil Pipelines

The Eastern Pipeline system includes a 123-mile, 16-inch crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio. This pipeline receives crude oil from the Enbridge pipeline system for delivery to Sunoco R&M and BP refineries located in Toledo, Ohio and to Marathon’s Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan. Marysville is also a truck injection point for local production. The Partnership is expanding the Marysville pipeline capacity by approximately 20% to 190,000 barrels per day, which it expects to complete in 2007.

The table below sets forth the average daily number of barrels of crude oil transported through this crude oil pipeline in each of the years presented:

	Year Ended December 31,
	2003	2004	2005(1)
Crude oil throughput (in barrels per day (“bpd”))	91,951	111,104	92,778

(1)	During the first three quarters of 2005, production issues at two third-party Canadian synthetic crude oil plants resulted in lower shipments on the Marysville to Toledo crude oil pipeline as compared to 2004.

Explorer Pipeline

The Partnership owns a 9.4 percent interest in Explorer Pipeline Company (“Explorer”), a joint venture that owns a 1,413-mile common carrier refined product pipeline. Other owners of Explorer are Shell, Marathon, Chevron, CITGO, and ConocoPhillips. The system, which is operated by Explorer employees, originates from the refining centers of Lake Charles, Louisiana and Beaumont, Port Arthur and Houston, Texas, and extends to Chicago, Illinois, with delivery points in the Houston, Dallas/Fort Worth, Tulsa, St. Louis, and Chicago areas. Explorer has received FERC approval to charge market-based rates for all its tariffs. The Partnership receives a quarterly cash dividend from Explorer that is proportionate with its ownership interest.

During the third quarter of 2003, Explorer completed its $100 million plus expansion of the system’s capacity. The capacity from Port Arthur to Tulsa was expanded by 130,000 bpd to 690,000 bpd and the capacity from Tulsa to Chicago was expanded by 100,000 bpd to 450,000 bpd.

Wolverine Pipe Line

The Partnership owns a 31.5 percent interest in Wolverine Pipe Line Company (“Wolverine”), a joint venture that owns a 721-mile common carrier pipeline that transports primarily refined products. Other owners of Wolverine are CITGO, ExxonMobil, Marathon, and Shell. The system, which is operated by Wolverine employees, originates from Chicago, Illinois and extends to Detroit, Grand Haven, and Bay City, Michigan with delivery points along the way. Wolverine has received FERC approval to charge market-based rates for tariffs at the Detroit, Jackson, Niles, Hammond, and Lockport destinations. The Partnership receives a quarterly cash dividend from Wolverine that is proportionate with its ownership interest.

West Shore Pipe Line

The Partnership owns a 12.3 percent interest in West Shore Pipe Line Company (“West Shore”), a joint venture that owns a 652-mile common carrier refined product pipeline. On September 30, 2003, the Partnership acquired an additional 3.1 percent interest in West Shore increasing its overall ownership percentage from 9.2 percent to 12.3 percent. Other owners of West Shore are CITGO, ExxonMobil, BP, Buckeye, and Shell. The system, which is operated by CITGO employees, originates from the Chicago, Illinois refining center and extends to Madison and Green Bay, Wisconsin with delivery points along the way. West Shore has received FERC approval to charge market-based tariff rates in the Chicago area. The Partnership receives a quarterly cash dividend from West Shore that is proportionate with its ownership interest.

Yellowstone Pipe Line

The Partnership owns a 14.0 percent interest in Yellowstone Pipe Line Company (“Yellowstone”), a joint venture that owns a 655-mile common carrier refined product pipeline. Other owners of Yellowstone are ExxonMobil and ConocoPhillips. The system, which is operated by ConocoPhillips employees, originates from the Billings, Montana refining center and extends to Moses Lake, Washington with delivery points along the way. Tariff rates are regulated by the FERC for interstate shipments and the Montana Public Service Commission for intrastate shipments in Montana.

In 1997, the Yellowstone board of directors established a dividend policy whereby dividends would not be paid to owners until the debt incurred to finance a multi-year pipeline upgrade program was repaid. No dividends were received by the Partnership from Yellowstone during 2003 or 2004, however quarterly cash dividends from Yellowstone resumed in January 2005 after the debt was repaid.

Terminal Facilities

Refined Product Terminals

The Partnership’s 35 inland refined product terminals receive refined products from pipelines and distribute them to Sunoco R&M and to third parties, who in turn deliver them to end-users and retail outlets. Terminals are facilities where refined products are transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called “terminalling.” Terminals play a key role in moving product to the end-user market by providing the following services: storage; distribution; blending to achieve specified grades of gasoline; and other ancillary services that include the injection of additives and the filtering of jet fuel. Typically, the Partnership’s terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day. This automated system provides for control of allocations, credit and carrier certification. In 2005, the Partnership began the installation of ethanol blending facilities at 12 of its refined product terminals. The Partnership will have ethanol blending capabilities at all 30 of its refined product terminals that handle gasoline upon the completion of these installations in 2006.

The Partnership’s refined product terminals derive most of their revenues from terminalling fees paid by customers. A fee is charged for receiving refined products into the terminal and delivering them to trucks, barges, or pipelines. In addition to terminalling fees, the Partnership generates revenues by charging customers fees for blending, including ethanol blending, injecting additives, and filtering jet fuel. Refined product terminals generate the balance of their revenues from the handling of other hydrocarbons for Sunoco R&M at Toledo, Ohio and from lubricants handled for Sunoco R&M at Cleveland, Ohio. Sunoco R&M accounts for substantially all of the Partnership’s refined product terminal revenues. The Eastern Pipeline System supplies the majority of the Partnership’s refined product terminals, with third-party pipelines supplying the remainder.

The table below sets forth the total average daily throughput for the inland refined product terminals in each of the years presented:

	Year Ended December 31,
	2003	2004	2005
Refined products throughput (bpd)	283,071	340,675	389,523

The following table outlines the number of terminals and storage capacity in barrels (“bbls”) by state:

State	Number of Terminals	Storage Capacity
		(bbls)
Indiana	1	207,000
Maryland	1	646,000
Michigan	2	408,000
New Jersey	4	751,200
New York(1)	3	623,600
Ohio	7	916,500
Pennsylvania	16	2,043,700
Virginia	1	277,000

Total	35	5,873,000

(1)	The Partnership has a 45 percent ownership interest in a terminal at Inwood, New York. The storage capacity included in the table represents the proportionate share of capacity attributable to the Partnership’s ownership interest.

Nederland Terminal

The Nederland Terminal, which is located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal that provides storage and distribution services for refiners and other large transporters of crude oil. The terminal receives, stores, and distributes crude oil, feedstocks, lubricants, petrochemicals, and bunker oils (used for fueling ships and other marine vessels). In addition, it also blends lubricants and is equipped with petroleum laboratory facilities. The terminal currently has a total shell storage capacity of approximately 12.5 million barrels in 128 aboveground storage tanks with individual capacities of up to 660,000 barrels. During 2003, construction of two new tanks was completed, which added approximately 1.3 million barrels of storage capacity to the terminal. During 2005, construction began on two new tanks, which will add approximately 1.0 million barrels of storage capacity to the terminal in 2006.

The Nederland Terminal can receive crude oil at each of its five ship docks and three barge berths, which can accommodate any vessel capable of navigating the 40-foot freshwater draft of the Sabine-Neches Ship Channel. The five ship docks are capable of receiving over 1.0 million bpd of crude oil. The terminal can also receive crude oil through a number of pipelines, including the Shell pipeline from Louisiana, the Cameron Highway pipeline, the Department of Energy (“DOE”) Big Hill pipeline, the DOE West Hackberry pipeline, and the Partnership’s Western Pipeline System. The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill caverns near Winnie, Texas, which have an aggregate storage capacity of 370 million barrels. The Nederland Terminal is one of two facilities connected to the Cameron Highway pipeline, a new 390-mile, 24-inch to 30-inch pipeline that has the capacity to deliver up to 500,000 barrels per day of crude oil from off-shore production developments in the Gulf of Mexico. Crude oil deliveries through the Cameron Highway pipeline began in February 2005. In the first quarter of 2006 ExxonMobil reversed the flow of crude oil on its pipeline from Patoka, Illinois to the Nederland Terminal, which will result in the flow of Canadian crude oil to the Nederland Terminal beginning in the first or second quarter of 2006.

The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge, ship, rail, or truck. In the aggregate, the terminal is capable of delivering over 1.0 million bpd of crude oil to 12 connecting pipelines. The connecting pipelines include the ExxonMobil pipeline to its Beaumont, Texas refinery; the DOE pipelines to the Big Hill and West Hackberry Strategic Petroleum Reserve caverns; the Valero pipeline to its Port Arthur, Texas refinery; the TotalFinaElf pipelines to its Port Arthur, Texas refinery; the Shell pipeline to Houston, Texas refineries; the West Texas Gulf and the Partnership’s pipelines to the Mid-Valley pipeline at

Longview, Texas and to the CITGO pipeline at Sour Lake, Texas; the Partnership’s pipeline to Seabreeze, Texas; and the Alon pipeline to its Big Spring, Texas refinery.

The table below sets forth the total average daily throughput for the Nederland Terminal in each of the years presented:

	Year Ended December 31,
	2003	2004	2005
Crude oil and refined products throughput (bpd)	441,701	487,828	457,655

Revenues are generated at the Nederland Terminal primarily by providing term or spot storage services and throughput capability to a number of customers. Most of the terminal’s total revenues in 2005 were from unaffiliated third parties.

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

The Fort Mifflin Terminal consists of two ship docks with 38-foot freshwater drafts and nine tanks with a total storage capacity of 570,000 barrels. This terminal also has a connection from the Colonial Pipeline System. Crude oil and some refined products enter the Fort Mifflin Terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.

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

The table below sets forth the average daily number of barrels of crude oil and refined products delivered to Sunoco R&M’s Philadelphia refinery in each of the years presented:

	Year Ended December 31,
	2003	2004	2005
Crude oil throughput (bpd)	311,455	330,022	321,623
Refined products throughput (bpd)	10,934	6,533	5,533

Total (bpd)	322,389	336,555	327,156

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

The table below sets forth the total average daily throughput for the Marcus Hook Tank Farm in each of the years presented:

	Year Ended December 31,
	2003	2004	2005
Refined products throughput (bpd)	157,233	144,724	149,934

Eagle Point Dock

On March 30, 2004, the Partnership acquired the Eagle Point logistics assets from Sunoco R&M, including a ship and barge dock connected to the Sunoco R&M Eagle Point refinery. This dock, located on the Delaware River, can accommodate three ships or barges and supplies the Eagle Point refinery with all of its crude oil. The dock can also receive and deliver intermediate products and refined products to outbound ships and barges.

The table below sets forth the total average daily throughput for the Eagle Point Dock in each of the years presented:

	Year Ended December 31,
	2004(1)	2005
Crude oil throughput (bpd)	136,888	146,720
Refined products throughput (bpd)	67,217	78,439

Total (bpd)	204,105	225,159

(1)	For the period from March 30, 2004, the date of acquisition, to December 31, 2004.

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

Western Pipeline System

Crude Oil Pipelines

The Partnership owns and operates approximately 2,197 miles of crude oil trunk pipelines and approximately 520 miles of crude oil gathering pipelines in Texas and Oklahoma. The Partnership is the primary shipper on the Western Pipeline System. The Partnership also delivers crude oil and other feedstocks for Sunoco R&M and other third parties from points in Texas and Oklahoma.

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

The table below sets forth the average daily number of barrels of crude oil and other feedstocks transported on the Partnership’s crude oil pipelines in each of the years presented:

	Year Ended December 31,
	2003	2004	2005(1)
Crude oil and other feedstocks throughput (bpd)	304,471	298,797	356,129

(1)	Includes results from the Partnership’s Texas crude oil pipeline system from the date of acquisition, August 1, 2005, through December 31, 2005.

Texas

The Partnership owns and operates approximately 1,397 miles of crude oil trunk pipelines and approximately 340 miles of crude oil gathering pipelines in Texas. The Texas system is connected to the West Texas Gulf pipeline which is 43.8 percent owned by the Partnership, the Mid-Valley pipeline in Longview, Texas which is 55.3 percent owned by Sunoco, other third-party pipelines, and the Partnership’s Nederland Terminal.

Revenues are generated from tariffs paid by shippers utilizing the Partnership’s transportation services. These tariffs are filed with the Texas Railroad Commission and the FERC.

The Partnership’s Texas crude oil pipeline system also includes the following assets acquired since December 31, 2004:

•	Corsicana to Wichita Falls Pipeline Acquisition. On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for $100.0 million. The pipeline system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 barrels per day. It originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The storage facilities include the Corsicana terminal, which has 2.9 million barrels of shell capacity for crude oil, and the Ringgold, Texas terminal, which consists of 0.5 million barrels of shell capacity for crude oil. In addition, the Partnership invested approximately $16.0 million to construct a new 20-mile pipeline to connect the Corsicana to Wichita Falls pipeline to the West Texas Gulf pipeline, in which the Partnership has a 43.8% ownership interest. Construction of the new 20-mile pipeline was completed in December 2005, and it is currently operational.

•	Mesa Pipe Line Undivided Interest Acquisition. On December 5, 2005, the Partnership purchased a subsidiary of Sunoco which owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million. The Mesa Pipe Line system consists of an 80-mile, 24-inch crude oil pipeline from Midland, Texas to Colorado City, Texas, with an operating capacity of 316,000 barrels per day, and approximately 800,000 barrels of tankage at Midland. The Mesa pipeline connects to the West Texas Gulf pipeline, which supplies crude oil to the Mid-Valley pipeline. On December 29, 2005, the Partnership purchased an additional 29.8 percent interest in Mesa from Chevron for $5.3 million, increasing the Partnership’s ownership to 37.0 percent. Other owners of the undivided interest in Mesa are Plains All American Pipeline and BP. On December 16, 2005, the owners of Mesa agreed to extend the operating agreement for the Mesa Pipe Line System until June 30, 2006. The operating agreement provides that upon expiration of the term, the pipeline is to be sold or salvaged. The owners are in discussions to extend the operating agreement beyond June 30, 2006 and are in disagreement as to the disposition of the pipeline if the agreement is not extended. Although the Partnership is in favor of extending the agreement, there can be no assurance that the agreement will be extended or that the pipeline system will remain operational.

•

Millenium and Kilgore Pipeline Acquisition. On March 1, 2006, the Partnership purchased a Texas crude oil pipeline system from affiliates of Black Hills Energy, Inc. for approximately $40.9 million. The system consists of (a) the Millennium Pipeline, a 200-mile, 12-inch crude oil pipeline with 65,000 barrels per day operating capacity, originating near the Partnership’s Nederland Terminal, and terminating at Longview Texas; (b) the Kilgore Pipeline, a 190-mile, 10-inch crude oil pipeline with 35,000 barrel per day capacity originating in Kilgore, Texas and terminating at refineries in the Houston, Texas region; (c) approximately 340,000 shell barrels of active storage capacity at Kilgore, and Longview, Texas; (d) a lease acquisition marketing business; and (e) crude oil line fill and working inventory.

•	Amdel and White Oil Pipeline Acquisition. On March 1, 2006, the Partnership acquired a Texas crude oil pipeline system from Alon USA Energy, Inc. for approximately $68.0 million. The system consists of (a) the Amdel Pipeline, a 503-mile, 10-inch common carrier crude oil pipeline with 27,000 barrels per day operating capacity, originating at the Nederland Terminal, and terminating at Midland, Texas, and (b) the White Oil Pipeline, a 25-mile, 10-inch crude oil pipeline with 40,000 barrels per day operating capacity, originating at the Amdel Pipeline and terminating at Alon’s Big Spring, Texas refinery. Alon has also agreed to ship a minimum of 15,000 barrels per day under a 10-year, throughput and deficiency agreement on the pipelines. These pipelines are currently idled and are scheduled to be returned to service on June 1, 2006. The Partnership also expects to complete a $12 million program to expand capacity on the Amdel Pipeline from 27,000 to 40,000 barrels per day, and to construct new tankage at the Nederland Terminal to service these new volumes by the end of 2006.

Oklahoma

The Partnership owns and operates a crude oil pipeline and gathering system in Oklahoma. This system contains approximately 800 miles of crude oil trunk pipelines and approximately 180 miles of crude oil gathering pipelines. The Partnership has the ability to deliver substantially all of the crude oil gathered on its Oklahoma system to Cushing. Additionally, deliveries are made on the Oklahoma system to Sunoco R&M and other third-party refineries.

Revenues are generated on the Partnership’s Oklahoma system from tariffs paid by shippers utilizing the Partnership’s transportation services. The Partnership files these tariffs with the Oklahoma Corporation Commission and the FERC. The Partnership is one of the largest purchasers of crude oil from producers in the state, and is the primary shipper on its Oklahoma system.

West Texas Gulf Pipe Line

The Partnership owns a 43.8 percent interest in, and operates the West Texas Gulf Pipe Line Company (“West Texas Gulf”), a joint venture that owns a 579-mile common carrier crude oil pipeline. Other owners of West Texas Gulf are Chevron, BP, and CITGO. The system originates from the West Texas oil fields at Colorado City and the Nederland crude oil import terminals and extends to Longview, Texas where deliveries are made to several pipelines, including the Mid-Valley pipeline. On January 1, 2005, the Partnership became the operator of this system. The Partnership receives a quarterly cash dividend from West Texas Gulf that is proportionate with its ownership interest.

Crude Oil Acquisition and Marketing

In addition to receiving tariff revenues for transporting crude oil on the Western Pipeline System, the Partnership generates most of its revenues through its crude oil acquisition and marketing activities. These activities are primarily in Oklahoma and Texas and include: purchasing crude oil at the wellhead from producers and in bulk from aggregators at major pipeline interconnections and trading locations; transporting crude oil on the Partnership’s pipelines and trucks or, when necessary or cost effective, pipelines or trucks owned and operated by third parties; and marketing crude oil to major integrated oil companies, independent refiners, including Sunoco R&M for its Tulsa and Toledo refineries, and resellers in various types of sale and exchange transactions.

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

The Partnership enters into contracts with producers at market prices generally for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. For the year ended December 31, 2005, the Partnership purchased 186,224 bpd from approximately 3,400 producers and from approximately 34,000 leases, and undertook approximately 237,401 bpd of exchanges and bulk purchases during the same period.

The following table shows the Partnership’s average daily volume for crude oil lease purchases and sales and other exchanges and bulk purchases for the years presented:

	Year Ended December 31,
	2003	2004	2005
	(in thousands of bpd)
Lease purchases:
Available for sale	167	164	164
Exchanged	26	23	22
Other exchanges and bulk purchases	300	282	237

Total Purchases	493	469	423

Sales:
Sunoco R&M refineries:
Toledo	26	24	27
Tulsa	80	80	62
Third parties	79	85	96
Exchanges:
Purchased at the lease	26	23	22
Other	282	257	216

Total Sales	493	469	423

Market Conditions

Market conditions impact the Partnership’s sales and marketing strategies. The Partnership operates the crude oil acquisition and marketing activities differently as market conditions change. During periods when demand for crude oil is weak, the market for crude oil is often in “contango”, meaning that the price of crude oil in a given month is less than the price of crude oil for delivery in a subsequent month. In a contango market, the Partnership will use its tankage to improve margins by storing crude oil it has purchased at lower current prices for delivery in future months at higher prices. When there is a higher demand than supply of crude oil in the near term, the market is referred to as “backwardated”, meaning that the price of crude oil in a given month exceeds the price of crude oil for delivery in a subsequent month. A backwardated market generally has a positive impact on marketing margins because crude oil marketers can continue to purchase crude oil at fixed premiums to posted prices while selling crude oil at higher premiums to such prices. The Partnership’s storage capacity is less utilized in a backwardated market, however, the increased marketing margins normally reduce the impact of lower storage revenues.

The periods between a backwardated market and a contango market are referred to as transition periods. These transition periods may have either an adverse or beneficial impact on gross margins. A prolonged transition from a backwardated market to a contango market represents the most difficult environment for the Partnership’s sales and marketing activities. Management normally seeks to reduce the adverse impact during such transition periods by renegotiating its crude oil contracts.

Crude Oil Trucking

The Partnership owns approximately 130 crude oil truck unloading facilities in Oklahoma, Texas, and New Mexico, the majority of which are located on the Partnership’s pipeline system. Approximately 270 crude oil truck drivers are employed by the general partner of the Partnership and approximately 116 crude oil transport trucks are owned. The crude oil truck drivers pick up crude oil at production lease sites and transport it to various truck unloading facilities on the Partnership’s pipelines and third-party pipelines. Third-party trucking firms are also retained to transport crude oil to certain facilities.

Pipeline and Terminal Control Operations

Almost all of the Partnership’s refined products and crude oil pipelines are operated via satellite, microwave, and frame relay communication systems from central control rooms located in Montello, Pennsylvania and through December 2005, Tulsa, Oklahoma. In January 2006, the Western area control center was moved from Tulsa to Sugar Land, Texas in connection with the Western Pipeline System headquarters move. The Montello control center primarily monitors and controls the Partnership’s Eastern Pipeline System, and the Sugar Land control center primarily monitors and controls the Western Pipeline System. The Nederland Terminal has its own control center.

The control centers operate with System Control and Data Acquisition, or SCADA, systems that continuously monitor real time operational data, including refined product and crude oil throughput, flow rates, and pressures. In addition, the control centers monitor alarms and throughput balances. The control centers operate remote pumps, motors and valves associated with the delivery of refined products and crude oil. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur, and provide for remote-controlled shutdown of pump stations on the Partnership’s pipelines. Pump stations and meter-measurement points along the Partnership’s pipelines are linked by satellite or telephone communication systems for remote monitoring and control, which reduces the requirement for full-time on-site personnel at most of these locations.

Acquisitions

The Partnership completed the following acquisitions in the three years ended December 31, 2005:

Mesa Pipe Line Undivided Interest Acquisition. On December 5, 2005, the Partnership purchased a subsidiary of Sunoco which owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million. On December 29, 2005, the Partnership purchased an additional 29.8 percent interest in Mesa from Chevron for $5.3 million, increasing its combined interest to 37.0 percent. For further information, see “Western Pipeline System” discussion above.

Corsicana to Wichita Falls Pipeline Acquisition. On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for $100.0 million. For further information, see “Western Pipeline System” discussion above.

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

Harbor Pipeline Interest Acquisition. On June 28, 2004, the Partnership purchased an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million. The Harbor pipeline is an 80-mile, 180,000 bpd refined product, common carrier pipeline originating near Woodbury, New Jersey and terminating in Linden, New Jersey. As a result of this transaction, the Partnership increased its undivided ownership interest to 66.7 percent and continues to operate the pipeline.

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

West Shore Pipe Line Company Interest Acquisition. On September 30, 2003, the Partnership acquired an additional 3.1 percent interest in West Shore for $3.7 million, increasing its overall ownership percentage to 12.3 percent.

Although the Partnership does not currently engage in business unrelated to the transportation or storage of crude oil and refined products and the other businesses discussed above, management of the Partnership may, in the future, consider and make acquisitions in other business areas.

Competition

As a result of the physical integration with Sunoco R&M’s refineries and the contractual relationship with Sunoco pursuant to the Omnibus Agreement and Sunoco R&M pursuant to agreements such as the pipelines and terminals storage and throughput agreement, management of the Partnership believes that it will not face significant competition for crude oil transported to the Philadelphia, Toledo, Tulsa, and Eagle Point refineries, or refined products transported from the Philadelphia, Marcus Hook, Toledo, and Eagle Point refineries, particularly during the term of the pipelines and terminals storage and throughput agreement with Sunoco R&M. For further information on this agreement, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco R&M and Sunoco, Inc.” For the year ended December 31, 2005, Sunoco R&M accounted for approximately 44 percent of the Partnership’s total revenues.

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

Western Pipeline System

The Western Pipeline System faces competition from a number of major oil companies and smaller entities. Competition among common carrier pipelines is based primarily on transportation charges and access to crude oil supply and demand. Management of the Partnership believes that high capital costs make it unlikely that other companies will build new competing crude oil pipeline systems in the pipeline corridors served by the Western Pipeline System, however changes in refiners’ supply sources may negatively impact existing throughput on the Western Pipeline System . Crude oil purchasing and marketing competitive factors include price and contract flexibility, quantity and quality of services, and accessibility to end markets.

Partnership’s Option to Purchase Pipelines from Sunoco

The Partnership owns most of the pipeline, terminalling, storage, and related assets that support Sunoco R&M’s refinery operations. Sunoco has retained the assets discussed below:

•	Mid-Valley Pipeline. A subsidiary of Sunoco owns a 55.3 percent interest in the Mid-Valley Pipeline Company (a 50 percent voting interest), which owns and operates a 1,087-mile crude oil pipeline from Longview, Texas to Samaria, Michigan. The Mid-Valley pipeline serves a number of refineries in the Midwest United States.

•	Inland Pipeline. A subsidiary of Sunoco owns a 10.0 percent interest in Inland Corporation, which owns and operates a 611-mile refined products pipeline from Lima and Toledo, Ohio to Canton, Cleveland, Columbus, and Dayton, Ohio. This pipeline transports refined products for Sunoco R&M from its Toledo, Ohio refinery and for the other owners.

Sunoco has granted the Partnership a ten-year option, which expires in 2012, to purchase its interest in either of the preceding assets for fair market value at the date of purchase. Sunoco’s interests in these assets are subject to agreements with the other interest owners that include, among other things, consent requirements and rights of first refusal that may be triggered upon certain transfers. The exercise of the option with respect to any of these assets is subject to the terms and conditions of those agreements.

Sunoco has also granted the Partnership a ten-year option, which expires in 2012, to purchase an idled 370-mile 6-inch refined product pipeline from Icedale, Pennsylvania to Cleveland, Ohio for fair market value at the date of purchase.

Both of the ten-year option agreements discussed above are contained in the Omnibus Agreement that was entered into with Sunoco, Sunoco R&M and the general partner. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco R&M and Sunoco, Inc.” In accordance with this agreement, if the Partnership decides to exercise the option to purchase any of the assets discussed above, written notice must be provided to Sunoco setting forth the fair market value the Partnership proposes to pay for the asset. If Sunoco does not agree with the proposed fair market value, the Partnership and Sunoco will appoint a mutually agreed-upon, nationally recognized investment banking firm to determine the fair market value of the asset. Once the investment bank submits its valuation of the asset, the Partnership will have the right, but not the obligation, to purchase the asset at the price determined by the investment banking firm.

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

New DOT regulations, adopted in December 2000, require operators of hazardous liquid interstate pipelines to develop and follow a program to assess the integrity of all pipeline segments that could affect designated “high consequence areas”, including high population areas, drinking water and ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. The Partnership has prepared its own written Risk Based Integrity Management Program, identified the line segments that could impact high consequence areas and developed Baseline Assessment Plans. Management has completed the assessment of more than the minimum required 50 percent highest risk line segments as of December 31, 2005, and expects that it will complete the full assessment of the remaining segments by March 31, 2008, the timeframe prescribed by the regulations.

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

In connection with the February 2002 IPO, and the contribution of pipeline and terminalling assets to the Partnership by affiliates of Sunoco, Inc., Sunoco agreed to indemnify the Partnership for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of, February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be the Partnership’s responsibility. The Partnership has agreed to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of the transferred assets occurring after February 8, 2002, and for environmental and toxic tort liabilities related to these assets to the extent Sunoco, Inc. is not required to indemnify the Partnership. Total future costs for environmental remediation activities will depend upon, among other things, the extent of impact at each site, the timing and nature of required remedial actions, the technology available, and the determination of the Partnership’s liability at multi-party sites. As of December 31, 2005, all material environmental liabilities incurred by, and known to, the Partnership are either covered by the environmental indemnification or reserved for by the Partnership within its financial statements.

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

The Partnership has experienced several petroleum releases for which it is not covered by an indemnity from Sunoco, Inc., and for which it is responsible for necessary assessment, remediation, and/or monitoring activities. Management of the Partnership estimates that the total aggregate cost of performing the currently anticipated assessment, monitoring, and remediation activities at these sites is not material in relation to its financial position at December 31, 2005. The Partnership has implemented an extensive inspection program to prevent releases of refined products or crude oil into the environment from its pipelines, gathering systems, and terminals. Any damages and liabilities incurred due to future environmental releases from the Partnership’s assets have the potential to substantially affect its business.

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

The Partnership has applied to FERC for permission to charge market-based rates in many of the refined products markets it serves. On January 19, 2006, the FERC ruled on the Partnership’s application for market-based rates on certain of its pipelines. Market-based rates were approved on the Detroit, MI, Pittsburgh, PA, Rochester, NY and Toledo, OH origin markets and the Detroit, MI, Philadelphia, PA and New York, NY destination markets. FERC ordered hearings on the application for the Philadelphia, PA origin market and the Cleveland, OH, Harrisburg, PA, Scranton, PA and Toledo, OH destination markets. In those markets where market-based rates were approved, the Partnership would be able to establish rates without regard to the index or our cost-of-service. As to the markets where hearings have been ordered, there can be no assurances that market-based rates will be approved, in which case, our rates would continue to be subject to current rate structures.

Intrastate Regulation. Some of the Partnership’s pipeline operations are subject to regulation by the Texas Railroad Commission, the Pennsylvania Public Utility Commission, the Ohio Public Utility Commission, and the Oklahoma Corporation Commission. The operations of the Partnership’s joint venture interests are also subject to regulation in the states in which they operate. The applicable state statutes require that pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions generally have not been aggressive in regulating common carrier pipelines or investigating rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that the Partnership’s intrastate rates ultimately would be upheld if challenged, it believes that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.

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

Some of the leases, easements, rights-of-way, permits, and licenses acquired by the Partnership or transferred to it upon the closing of the February 2002 IPO require the consent of the grantor to transfer these rights, which in some instances is a governmental entity. The Partnership has obtained or is in the process of obtaining third-party consents, permits, and authorizations sufficient for the transfer of the assets necessary to operate the business in all material respects. In management’s opinion, with respect to any consents, permits, or authorizations that have not been obtained, the failure to obtain them will not have a material adverse effect on the operation of the business.

The Partnership has satisfactory title to all of the assets contributed to it in connection with the February 2002 IPO, or is entitled to indemnification from Sunoco, Inc. under the Omnibus Agreement for title defects to these assets and for failures to obtain certain consents and permits necessary to conduct its business that arise within ten years after the closing of the February 2002 IPO. Record title to some of the assets may continue to be held by affiliates of Sunoco, Inc. until the Partnership has made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that were not obtained prior to the closing of the February 2002 IPO. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens for environmental contamination, taxes and other burdens, easements, or other restrictions, management believes that none of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of the Partnership’s business.

Employees

To carry out the Partnership’s operations, the general partner and its affiliates employed approximately 1,125 people at December 31, 2005 who provide direct support to the operations. Labor unions or associations represent approximately 608 of these employees at December 31, 2005. The general partner considers its employee relations to be good. The Partnership has no employees.

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

ITEM 1A.	RISK FACTORS

The risks below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations, cash flows and financial condition could be affected materially and adversely.

We may not be able to generate sufficient cash from operations to allow us to make the required payments to our debt holders or to pay quarterly distributions.

The amount of cash we can distribute on our common units principally depends upon the cash we generate from our operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Because the cash we generate from operations will fluctuate from quarter to quarter, we may not be able to pay all the applicable interest and principal obligations on our debt, or to pay quarterly distributions.

In the future, we may not be able to generate sufficient cash flow from operations, realize currently anticipated operating improvements or borrow amounts under our revolving credit facility sufficient to fund our liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on or before maturity on commercially reasonable terms, or at all.

Our ability to pay quarterly distributions depends primarily on cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses and may be unable to pay cash distributions during periods when we record net income.

Our general partner’s discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.

Our partnership agreement provides that our general partner may reduce operating surplus by establishing cash reserves to provide funds for our future operating expenditures. In addition, the partnership agreement provides that our general partner may reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party or to provide funds for future distributions to our unitholders in any one or more of the next four quarters. These cash reserves will affect the amount of cash available for current distribution to our unitholders.

Cost reimbursements, which will be determined by our general partner in good faith, and fees due our general partner and its affiliates will be substantial and could materially and adversely affect our financial condition, results of operations, or cash flows.

We currently pay Sunoco, Inc. an annual administrative fee for the provision by Sunoco, Inc. or its affiliates of various general and administrative services for our benefit. This fee is subject to periodic re-negotiation, and there can be no assurance that future administrative fees charged by Sunoco, Inc. will be at or below the current level. This fee may increase if an expansion of our operations requires an increased level of general and administrative services from Sunoco, Inc. or its affiliates. If we are unable to obtain such services from Sunoco, Inc. or third parties at or below the current cost, it could materially and adversely affect our financial condition, results of operations, or cash flows. In addition, our general partner is entitled to reimbursement for all other expenses it incurs on our behalf, including the salaries of, and the cost of employee benefits for, our general partner’s employees, including senior executives, who provide services to us. Our general partner will determine the amount of these expenses in good faith.

Our general partner may cause us to borrow funds in order to make cash distributions, even where the purpose or effect of the borrowing benefits the general partner or its affiliates.

In some instances, our general partner may cause us to borrow funds from affiliates of Sunoco, Inc. or from third parties in order to permit the payment of cash distributions. These borrowings are permitted even if the purpose and effect of the borrowing is to enable us to make a distribution on the subordinated units, to make incentive distributions, or to hasten the expiration of the subordination period.

Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price, may not receive a return on the investment, and may incur a tax liability upon the sale.

Even if unitholders are dissatisfied, they cannot remove our general partner without its consent, which could lower the trading price of the common units.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or its board of directors and will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner, all of which are subsidiaries of Sunoco, Inc. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a control premium in the trading price.

The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

The control of our general partner may be transferred to a third party without unitholder consent.

The general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of the owner of the general partner from transferring its ownership interest in the general partner to a third party. The new owner of the general partner would then be in a position to replace the board of directors and officers of the general partner with its own choices and to control the decisions taken by the board of directors and officers.

Sunoco, Inc. and its affiliates have conflicts of interest and limited fiduciary responsibilities, which may permit them to favor their own interests to the detriment of our unitholders.

Sunoco, Inc. indirectly owns and controls our general partner, which holds the 2 percent general partner interest and holds a 45.9 percent limited partner interest in us. Conflicts of interest may arise between Sunoco, Inc. and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•	Sunoco R&M, as a shipper on our pipelines, and a customer at our terminals, could seek lower tariff rates or terminalling fees, once the terms of Sunoco R&M’s obligations under the pipelines and terminals storage and throughput agreements expire in 2007 through 2009.

•	neither our partnership agreement nor any other agreement requires Sunoco, Inc. to pursue a business strategy that favors us or utilizes our assets, including whether to increase or decrease refinery production, whether to shut down or reconfigure a refinery, or what markets to pursue or grow. Sunoco, Inc.’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Sunoco, Inc.;

•	our general partner is allowed to take into account the interests of parties other than us, such as Sunoco, Inc., in resolving conflicts of interest;

•	under our partnership agreement, our general partner has limited liability and restricted fiduciary duties with respect to actions that, without these limitations and restrictions, might constitute breaches of fiduciary duty;

•	under our partnership agreement, the remedies available to our unitholders with respect to conduct by our general partner that may constitute a breach of fiduciary duty have been limited;

•	our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional partnership securities, and reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•	our general partner determines which costs incurred by Sunoco, Inc. and its affiliates are reimbursable by us;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including the pipelines and terminals storage and throughput agreements with Sunoco R&M; and

•	our general partner decides whether to retain separate counsel, accountants, or others to perform services for us.

We are a holding company. We conduct our operations through our subsidiaries and depend on cash flow from our subsidiaries to service our debt obligations.

We are a holding company. We conduct our operations through our subsidiaries. As a result, our cash flow and ability to service our debt is dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans or other payments from our subsidiaries to us. Any payment of dividends, distributions, loans or other payments from our subsidiaries to us could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries also will be contingent upon the profitability of our subsidiaries. If we are unable to obtain funds from our subsidiaries we may not be able to pay interest or principal on our debt securities when due or to obtain the necessary funds from other sources.

We depend upon Sunoco R&M for a substantial portion of the crude oil and refined products transported on our pipelines and handled at our terminals, and our crude oil sales.

For the year ended December 31, 2005, Sunoco R&M accounted for approximately 70 percent of our Eastern Pipeline System total revenues, 69 percent of our Terminal Facilities total revenues, and 43 percent of our Western Pipeline System total revenues. The balance of our revenues was received from third parties, and we will continue to remain dependent on third parties for these additional revenues. Our pipelines and terminals storage and throughput agreements with Sunoco R&M provide for escalation of the fees charged to Sunoco R&M, but the increased fees may be inadequate to cover increased costs in the future. We expect to continue to derive a substantial portion of our revenues from Sunoco R&M for the foreseeable future. If for any reason, Sunoco R&M were to decrease the throughput transported on our pipelines, the volumes of crude oil or refined products handled at our terminals or the amounts of crude oil purchased from us, it could materially and adversely affect our financial condition, results of operations, or cash flows.

Sunoco R&M’s obligations to us under the pipelines and terminals storage and throughput agreements and other arrangements may be reduced or suspended in some circumstances.

Sunoco R&M’s obligations to us under the pipelines and terminals storage and throughput agreements may be permanently reduced in some circumstances. These events, some of which are within the exclusive control of Sunoco R&M, include:

•	The inability of Sunoco R&M and us to agree on the amount of any surcharge required to be paid by Sunoco R&M to cover substantial and unanticipated costs that may be incurred in complying with new laws or governmental regulations applicable to our Terminal Facilities;

•	A decision by Sunoco R&M to shut down or reconfigure one or more of its refineries if Sunoco R&M reasonably believes in good faith that such event will jeopardize its ability to satisfy its minimum revenue or throughput obligations; and

•	Federal or state governmental action that prohibits Sunoco R&M from using MTBE in the gasoline it produces if Sunoco R&M reasonably believes in good faith that this action will jeopardize its ability to satisfy its minimum revenue or throughput obligations.

Depending on the ultimate cost of complying with existing and future environmental regulations or proceedings, Sunoco R&M may determine that it is more economical to reduce production at a refinery or shut down all or a portion of a refinery rather than make these capital expenditures. Sunoco R&M’s obligations to us under the pipelines and terminals storage and throughput agreements would be reduced in this event.

Furthermore, Sunoco R&M’s obligations to us would be temporarily suspended during the occurrence of an event that is outside the control of the parties, which renders performance impossible with respect to an asset for at least 30 days. The occurrence of any of these events could materially and adversely affect our financial condition, results of operations, or cash flows.

Sunoco, Inc. actively manages its assets and operations, and therefore, changes of some nature, possibly material to our business relationship, may occur at some point in the future.

If Sunoco R&M satisfies only its minimum obligations to us under, or if we are unable to renew or extend the pipelines and terminals storage and throughput agreements, it could materially and adversely affect our financial condition, results of operations, or cash flows.

Sunoco R&M may reduce the volume it transports on our pipelines or delivers at our terminals to the minimum amounts it is obligated to transport or deliver under the pipelines and terminals storage and throughput agreements. In addition, the terms of Sunoco R&M’s obligations to us under the pipelines and terminals storage and throughput agreements entered into at the time of our initial public offering are of relatively brief duration, generally expiring in 2007 through 2009. If Sunoco R&M reduces its use of our facilities after expiration of this agreement or any other storage and throughput agreements between us and Sunoco R&M, or if the terms under a new agreement are materially changed in a way that reduces revenues, and we are unable to generate additional revenues from third parties, it could materially and adversely affect our financial condition, results of operations, or cash flows.

A sustained decrease in demand for refined products in the markets served by our pipelines and terminals could materially and adversely affect our financial condition, results of operations, or cash flows.

Factors that could lead to a sustained decrease in market demand for refined products include:

•	a recession or other adverse economic condition that results in lower purchases of refined petroleum products;

•	higher refined product prices due to an increase in the market price of crude oil, changes in economic conditions, or other factors;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined products;

•	a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy, or otherwise; and

•	a temporary or permanent material increase in the price of refined products as compared to alternative sources of refined products available to our customers.

When the price of foreign crude oil delivered to the United States is greater than that of domestic crude oil, or the price for the future delivery of crude oil falls below current prices, customers are less likely to store crude oil, thereby reducing storage revenues at our Nederland Terminal.

Most of the crude oil stored at our Nederland Terminal is foreign crude oil. When the price of foreign crude oil delivered to the United States is greater than that of domestic crude oil, the demand for this storage capacity may decrease. If this market condition occurs, our storage revenues will be lower.

When the price of crude oil in a given month exceeds the price of crude oil for delivery in a subsequent month, the market is backwardated. When the crude oil market is backwardated, the demand for storage capacity at our Nederland Terminal may decrease because crude oil producers can capture a premium for prompt deliveries rather than storing it for sale later. Although a backwardated market generally has a favorable impact on marketing margins because crude oil marketers can continue to purchase crude oil from producers at a fixed premium to posted prices while selling crude oil at a higher premium to such prices, we may be unable to completely offset the lower storage revenues in a backwardated market.

A material decrease in crude oil available for transport through our Western Pipeline System could materially and adversely affect our financial position, results of operations, or cash flows.

The volume of crude oil transported in our crude oil pipelines depends on the availability of attractively priced crude oil produced in the areas accessible to our crude oil pipelines and received from other common carrier pipelines. If we do not replace volume lost due to a material temporary or permanent decrease in supply, the volume of crude oil transported through our pipelines would decline. In addition, sustained low crude oil prices could lead to a decline in drilling activity and production levels or the shutting-in or abandonment of marginal wells. Similarly, a temporary or permanent material increase in the price of crude oil supplied from any of these sources, as compared to alternative sources of crude oil available to our customers, could cause the volume of crude oil transported in our pipelines to decline.

Any reduction in the capability of, or the allocations to, our shippers in interconnecting, third-party pipelines would cause a reduction of volumes transported in our pipelines and through our terminals.

Sunoco R&M and the other users of our pipelines and terminals are dependent upon connections to third-party pipelines to receive and deliver crude oil and refined products. Any reduction of capabilities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, or other causes would result in reduced volumes transported in our pipelines or through our terminals. Similarly, if additional shippers begin transporting volume over interconnecting pipelines, the allocations to our existing shippers could be reduced, which also would reduce volumes transported in our pipelines or through our terminals.

If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations, or cash flows could be affected materially and adversely.

Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted internal rates of return and operating results. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we make. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions explosions, fires, spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	nonperformance by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

Our forecasted internal rates of return also are based upon our projections of future market fundamentals which are not within our control, including changes in general economic conditions, available alternative supply and customer demand.

Potential future acquisitions and expansions, if any, may increase substantially the level of our indebtedness and contingent liabilities, and we may be unable to integrate them effectively into our existing operations.

From time to time, we evaluate and acquire assets and businesses that we believe complement or diversify our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined and we may experience unanticipated delays in realizing the benefits of an acquisition. In some cases, we have indemnified the previous owners and operators of acquired assets. Following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. An acquisition may require us to assume certain prior known or unknown liabilities.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

Our operations and those of our customers and suppliers may be subject to operational hazards and unforeseen interruptions such as natural disasters (including hurricanes), adverse weather, accidents, fires, explosions, hazardous materials releases, and other events beyond our control. These events might result in a loss of equipment or life, injury, or extensive property damage, as well as an interruption in our operations. We may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could materially and adversely affect our financial condition, results of operations, or cash flows.

We are exposed to the credit and other counterparty risk of our customers in the ordinary course of our business.

There can be no assurance that we have adequately assessed the credit worthiness of our existing or future counterparties or that there will not be an unanticipated deterioration in their credit worthiness, which could have an adverse impact on us. In those cases in which we provide division order services for crude oil purchased at the wellhead, we may be responsible for distribution of proceeds to all parties. In other cases, we pay all of or a portion of the production proceeds to an operator who distributes these proceeds to the various interest owners. There can be no assurance that we will not experience material losses in dealings with other parties.

Competition with respect to our operating segments could ultimately lead to lower levels of profits and could materially and adversely affect our financial condition, results of operations, or cash flows.

We face competition from other pipelines, terminals and crude oil marketers, as well as from other means of transporting, storing and distributing petroleum products. Our customers demand delivery of products on tight time schedules and in a number of geographic markets. If our quality of service declines or we cannot meet the demands of our customers, they may utilize the services of our competitors. If a competing crude oil or refined product pipeline or other crude oil marketer charged lower rates than we do, we could be forced to reduce our rates to remain competitive.

Mergers among our customers and competitors could result in lower volumes being shipped on our pipelines or products stored in or distributed through our terminals, or reduced crude oil marketing margins or volumes.

Mergers between existing customers could provide strong economic incentives for the combined entities to utilize their existing systems instead of ours in those markets where the systems compete. As a result, we could lose some or all of the volumes and associated revenues from these customers and we could experience difficulty in replacing those lost volumes and revenues, which could materially and adversely affect our financial condition, results of operations, or cash flows.

Rate regulation may not allow us to recover the full amount of increases in our costs. A successful challenge to our rates could materially and adversely affect our financial condition, results of operations, or cash flows.

The primary rate-making methodology of the Federal Energy Regulatory Commission, or FERC, is price indexing. We use this methodology in all of our interstate markets. In an order issued February 24, 2003, the FERC announced that, effective July 1, 2003, the index would equal the change in the producer price index for finished goods (previously, the index was equal to the change in the producer price index for finished goods minus 1%). If the index falls, we would be required to reduce rates that are based on the FERC’s price indexing methodology if they exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC’s rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs.

Under the Energy Policy Act adopted in 1992, certain interstate pipeline rates were deemed just and reasonable or “grandfathered.” Most of our revenues are derived from grandfathered rates on our FERC-regulated refined products pipelines. A person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of the Act, in either the economic circumstances or the nature of the service that formed the basis for the rate. A complainant might assert that the creation of the partnership itself constitutes such a change, an argument that has not previously been specifically addressed by the FERC. If the FERC were to find a substantial change in circumstances, then the existing rates could be subject to detailed review. There is a risk that some rates could be found to be in excess of levels justified by our cost of service. In such event, the FERC would order us to reduce rates prospectively and could order us to pay reparations to complaining shippers. Reparations could be required for a period of up two years prior to the date of filing the complaint in the case of rates that are not grandfathered and for the period starting with the filing of the complaint in the case of grandfathered rates.

On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit, or the D.C. Circuit, issued its opinion in BP West Coast Products, LLC v. FERC, which upheld FERC’s determination that the rates of an interstate petroleum products pipeline, SFPP, L.P., or SFPP, were grandfathered rates under the Energy Policy Act of 1992 and that SFPP’s shippers had not demonstrated substantially changed circumstances that would justify modification of those rates. The court also vacated the portion of the FERC’s decision applying the Lakehead policy. In the Lakehead decision, the FERC allowed an oil pipeline master limited partnership to include in its cost-of-service an income tax allowance to the extent that its unitholders were corporations subject to income tax. The BP West Coast decision is likely to be appealed to the D.C. Circuit, and the new tax allowance policy is subject to rehearing and further action by the FERC. The ultimate outcome of this proceeding is not certain, and could result in changes to the FERC’s treatment of income tax allowances in cost-of-service. In May and June 2005, the FERC issued a statement of general policy, as well as an order on remand of BP West Coast, respectively, in which the FERC has stated it will permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. However, on December 16, 2005, the FERC issued its first case-specific review of the income tax allowance issue in the SFPP, L.P. proceeding. The FERC ruled favorably to SFPP L.P. on all income tax issues and set forth guidelines regarding the evidence necessary for the pipeline to determine its income tax allowance.

In addition, a state commission could also investigate our intrastate rates or terms and conditions of service on its own initiative or at the urging of a shipper or other interested party. If a state commission found that our rates exceeded levels justified by our cost of service, the state commission could order us to reduce our rates.

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

Potential changes to current rate-making methods and procedures may impact the federal and state regulations under which we will operate in the future. In addition, if the FERC’s petroleum pipeline ratemaking methodology changes, the new methodology could materially and adversely affect our financial condition, results of operations, or cash flows.

Our operations are subject to federal, state, and local laws and regulations relating to environmental protection and operational safety that could require substantial expenditures.

Our pipelines, gathering systems, and terminal operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of refined products and crude oil result in a risk that refined products, crude oil, and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury, or property damages to private parties and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined products and crude oil for many years. Many of these properties also have been previously owned or operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control, and for which, in some cases, we have indemnified the previous owners and operators.

Failure to comply with these laws and regulations may result in assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens and, to a lesser extent, issuance of injunctions to limit or cease operations. We may be unable to recover these costs through increased revenues.

Our business is subject to federal, state and local laws and regulations that govern the product quality specifications of the petroleum products that we store and transport.

Petroleum products that we store and transport are sold by our customers for consumption into the public market. Various federal, state and local agencies have the authority to prescribe specific product quality specifications to commodities sold into the public market. Changes in product quality specifications could reduce our throughput volume, require us to incur additional handling costs or require the expenditure of capital. In addition, different product specifications for different markets impact the fungibility of the system and could require the construction of additional storage. We may be unable to recover these costs through increased revenues.

Restrictions in our debt agreements, and in Sunoco, Inc.’s debt agreements may prevent us from engaging in some beneficial transactions or paying distributions to unitholders.

As of December 31, 2005, our total outstanding long-term indebtedness was approximately $355.6 million, consisting of $248.9 million of senior notes, net of unamortized discount of $1.0 million and $106.6 million of borrowings under our credit facility. Our payment of principal and interest on the debt will reduce the cash available for distribution on our units, as will our obligation to repurchase the senior notes upon the occurrence of specified events involving a change in control of our general partner. In addition, we are prohibited by our credit facility and the senior notes from making cash distributions during an event of default, or if the payment of a distribution would cause an event of default, under any of our debt agreements. The termination of our pipelines and terminals storage and throughput agreements with Sunoco R&M would constitute an event of default under our credit facility. Failure to renew these agreements could lead to an event of default under our credit facility. Our leverage and various limitations in our credit facility and our senior notes may reduce our ability to incur additional debt, engage in some transactions, and capitalize on acquisition or other business opportunities. Since Sunoco, Inc. owns and controls our general partner, we are not permitted to incur additional debt if the effect would be to cause an event of default under Sunoco, Inc.’s revolving credit agreements. Any subsequent refinancing of Sunoco, Inc.’s or our current debt or any new debt could have similar or greater restrictions.

We could incur a substantial amount of debt in the future, which could prevent us from fulfilling our debt obligations.

We are permitted to incur additional debt, subject to certain limitations under our revolving credit facility and, in the case of secured debt, under the indenture governing the notes. If we incur additional debt in the future, our increased leverage could, for example:

•	make it more difficult for us to satisfy our obligations under our debt securities or other indebtedness and, if we fail to comply with the requirements of the other indebtedness, could result in an event of default under our debt securities or such other indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow from working capital, capital expenditures and other general corporate activities;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	detract from our ability to successfully withstand a downturn in our business or the economy generally; and

•	place us at a competitive disadvantage against less leveraged competitors.

Rising short-term interest rates could increase our financing costs and reduce the amount of cash we generate.

As of December 31, 2005, we had $106.6 million of floating-rate debt. As a result, we have exposure to changes in short-term interest rates. Rising short-term rates could materially and adversely affect our financial condition, results of operations, or cash flows.

A down-grading in Sunoco, Inc.’s credit rating could result in a down-grading in our credit rating, which could adversely affect our ability to obtain financing.

Due to our relationship with Sunoco, Inc., our credit rating is partly dependent on Sunoco, Inc.’s credit rating. Any down-grading in Sunoco, Inc.’s credit rating could result in a down-grading in our credit rating, which could, among other things, limit our ability to obtain financing on the terms currently available to us, if at all.

Terrorist attacks aimed at our facilities could adversely affect our business.

Since the September 11, 2001 terrorist attacks, the U.S. government has issued warnings that energy assets, specifically the nation’s pipeline and terminal infrastructure, may be the future targets of terrorist organizations. Any future terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, refineries, or terminals could materially and adversely affect our financial condition, results of operations, or cash flows.

Due to our lack of asset diversification, adverse developments in our businesses could materially and adversely affect our financial condition, results of operations, or cash flows.

We rely exclusively on the revenues generated from our businesses, and dividends from our equity investments. Due to our lack of asset diversification, an adverse development in one of these businesses could have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

We may issue additional common units without unitholder approval, which would dilute our unitholders’ ownership interests.

During the subordination period, our general partner, without the approval of our unitholders, may cause us to issue up to 5,691,820 additional common units. Our general partner also may cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances. After the end of the subordination period, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our partnership agreement does not give our unitholders the right to approve our issuance of equity securities ranking junior to the common units at any time. The issuance of additional common units, or other equity securities of equal or senior rank, will decrease the proportionate ownership interest of existing unitholders and may reduce the amount of cash available for distribution and/or the market price of our common units.

Sunoco, Inc. and its affiliates may engage in limited competition with us.

Sunoco, Inc. and its affiliates may engage in limited competition with us. Pursuant to the omnibus agreement, Sunoco, Inc. and its affiliates have agreed not to engage in the business of purchasing crude oil at the wellhead or operating refined product or crude oil pipelines or terminals or LPG terminals in the continental United States. The omnibus agreement, however, does not apply to:

•	any business operated by Sunoco, Inc. or any of its subsidiaries at the closing of our initial public offering;

•	any logistics asset constructed by Sunoco, Inc. or any of its subsidiaries within a manufacturing or refining facility in connection with the operation of that facility;

•	any business that Sunoco, Inc. or any of its subsidiaries acquires or constructs that has a fair market value of less than $5.0 million; and

•	any business that Sunoco, Inc. or any of its subsidiaries acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the business for fair market value, and we decline to do so with the concurrence of our conflicts committee.

Upon a change of control of Sunoco, Inc. or a sale of the general partner by Sunoco, Inc., the non-competition provisions of the omnibus agreement may terminate.

A unitholder may not have limited liability if a state or federal court finds that we are not in compliance with the applicable statutes or that unitholder action constitutes control of our business.

The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. A unitholder could be held liable in some circumstances for our obligations to the same extent as a general partner if a state or federal court determined that:

•	we had been conducting business in any state without complying with the applicable limited partnership statute; or

•	the right or the exercise of the right by the unitholders as a group to remove or replace our general partner, to approve some amendments to the partnership agreement, or to take other action under the partnership agreement constituted participation in the “control” of our business.

Under applicable state law, our general partner has unlimited liability for our obligations, including our debts and environmental liabilities, if any, except for our contractual obligations that are expressly made without recourse to the general partner.

In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that under some circumstances a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity level taxation by individual states. If the Internal Revenue Service, or IRS, treats us as a corporation or we become subject to entity level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to unitholders.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter. The IRS may adopt positions that differ from the ones we take. A successful IRS contest of the federal income tax positions we take may impact adversely the market for our common units, and the costs of any IRS contest will reduce our cash available for distribution to unitholders.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax at the corporate tax rate, and likely would pay state income tax at varying rates. Distributions to unitholders generally would be taxed again as corporate distributions. Treatment of us as a corporation would result in a material reduction in anticipated cash flow and after-tax return to unitholders. Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or to otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. If any of these states were to impose a tax on us, the cash available for distribution to unitholders would be reduced. The partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state, or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

See Item 1.(c) for a description of the locations and general character of the Partnership’s material properties.

ITEM 3.	LEGAL PROCEEDINGS

There are certain legal and administrative proceedings arising prior to the February 2002 IPO pending against the Partnership’s Sunoco-affiliated predecessors and the Partnership (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify the Partnership for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be the Partnership’s responsibility.

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco, Inc. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at December 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of the securityholders during fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

The Partnership’s common units were listed on the New York Stock Exchange under the symbol “SXL” beginning on February 5, 2002. Prior to February 5, 2002, the Partnership’s equity securities were not traded on any public trading market. At the close of business on February 28, 2006, there were 91 holders of record of the Partnership’s common units. These holders of record included the general partner with 6,371,915 common units registered in its name, and Cede & Co. with 13,702,630 common units registered to it.

The high and low closing sales price ranges (composite transactions) and distributions declared by quarter for 2004 and 2005 were as follows:

	2004			2005
	Unit Price		Declared Distributions(1)	Unit Price		Declared Distributions(1)
Quarter	High	Low		High	Low
1st	$42.20	$34.48	$0.5700	$43.85	$40.30	$0.6250
2nd	$39.75	$31.47	$0.5875	$42.85	$37.01	$0.6375
3rd	$39.36	$36.00	$0.6125	$41.13	$38.05	$0.6750
4th	$43.05	$38.75	$0.6250	$39.10	$37.66	$0.7125

(1)	Distributions were declared and paid within 45 days following the close of each quarter.

Within 45 days after the end of each quarter, the Partnership distributes all cash on hand at the end of the quarter less reserves established by the general partner in its discretion. This is defined as “available cash” in the partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct the Partnership’s business. The Partnership will make minimum quarterly distributions of $0.45 per common unit, to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.

The Partnership also had 8,537,729 subordinated units issued as of December 31, 2005, all of which were held by the general partner, and for which there is no established public trading market. The Partnership issued 11,383,639 subordinated units to its general partner in connection with the 2002 IPO. The subordination period is generally defined as the period that ends on the first day of any quarter beginning after December 31, 2006 if (1) the Partnership has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods; and (2) the adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable the Partnership to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2 percent general partner interest during those periods. In addition, one quarter of the subordinated units may convert to common units on a one-for-one basis after both December 31, 2004 and December 31, 2005, if the Partnership meets the required tests for the preceding three consecutive, non-overlapping four-quarter periods. When the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

During the subordination period, the Partnership will generally pay cash distributions each quarter in the following manner:

•	First, 98 percent to the holders of common units and 2 percent to the general partner, until each common unit has received a minimum quarterly distribution of $0.45, plus any arrearages from prior quarters;

•	Second, 98 percent to the holders of subordinated units and 2 percent to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.45; and

•	Thereafter, in the manner discussed below.

The Partnership has met the minimum quarterly distribution requirements on all outstanding units for each of the four-quarter periods ended December 31, 2003, 2004 and 2005. As a result, a total of 5,691,820 subordinated units have been converted into common units on a one-for-one basis, 2,845,910 each on February 15, 2005 and February 15, 2006. As a result, there are 5,691,819 subordinated units outstanding at February 28, 2006, all of which may be converted in February 2007 as long as the Partnership continues to meet the financial tests noted above for each of the four-quarter periods ending December 31, 2004, 2005 and 2006.

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

If cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions”. The amounts shown in the table under “Percentage of Distributions” are the percentage interests of the general partner and the unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Cash Distribution Amount per Unit,” until the available cash that is distributed reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

There is no guarantee that the Partnership will pay the minimum quarterly distribution on the common units in any quarter, and the Partnership is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under the credit facility or the senior notes (Please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

For equity compensation plan information, see Item 2. “Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Information”.

ITEM 6.	SELECTED FINANCIAL DATA

On February 8, 2002, the Partnership completed an IPO and related transactions whereby it became the successor to Sunoco Logistics (“Predecessor”), which consisted of a substantial portion of the wholly-owned logistics operations of Sunoco, Inc. and its subsidiaries. The selected financial and operating data presented is derived from the audited financial statements of Sunoco Logistics Partners L.P., which reflect the Predecessor for 2001, the Partnership and Predecessor for 2002, and the Partnership for 2003, 2004 and 2005.

For the periods presented, Sunoco R&M was the primary or exclusive user of the refined product terminals, the Fort Mifflin Terminal Complex, and the Marcus Hook Tank Farm. Prior to January 1, 2002, most of the terminalling and throughput services provided by the Predecessor for Sunoco R&M’s refining and marketing operations were at fees that enabled the recovery of costs, but not to generate any operating income. Accordingly, historical earnings before interest expense, income tax expense, and depreciation and amortization expense (“EBITDA”) for those assets was equal to their depreciation and amortization expense. Sunoco Logistics Partners L.P. began charging Sunoco R&M fees for these services that are comparable to those charged in arm’s length, third-party transactions, generally effective January 1, 2002, using the terms included in a pipelines and terminals storage and throughput agreement entered into at the closing of the IPO.

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

Throughput is the total number of barrels per day (“bpd”) transported on a pipeline system or through a terminal. Total shipments represent the total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped. Management of the Partnership believes that total shipments is a better performance indicator for the Eastern Pipeline System than throughput as certain refined product pipelines such as transfer pipelines, transport large volumes over short distances and generate minimal revenues.

The following table should be read together with, and is qualified in its entirety by reference to, the financial statements and the accompanying notes of Sunoco Logistics Partners L.P. included in Item 8. “Financial Statements and Supplementary Data”. The table also should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SUNOCO LOGISTICS PARTNERS L.P.

	Predecessor	Partnership and Predecessor		Partnership
	Year Ended December 31,
	2001	2002(1)		2003(2)	2004(3)	2005(4)
	(in thousands, except per unit and operating data)
Income Statement Data:
Revenues:
Sales and other operating revenue:
Affiliates	$1,067,182	$1,147,721		$1,383,090	$1,751,612	$1,986,019
Unaffiliated customers	545,822	676,307		1,274,383	1,699,673	2,496,593
Other income(5)	4,774	6,904		16,730	13,932	14,295

Total revenues	1,617,778	1,830,932		2,674,203	3,465,217	4,496,907

Costs and expenses:
Cost of products sold and operating expenses	1,503,156	1,690,896		2,519,160	3,307,480	4,326,713
Depreciation and amortization	25,325	31,334		27,157	31,933	33,838
Selling, general and administrative expenses	35,956	43,073		48,412	48,449	53,048

Total costs and expenses	1,564,437	1,765,303		2,594,729	3,387,862	4,413,599

Operating income	53,341	65,629		79,474	77,355	83,308
Net interest cost and debt expense	10,980	17,299		20,040	20,324	21,599

Income before income tax expense	42,361	48,330		59,434	57,031	61,709
Income tax expense	15,594	1,555		—	—	—

Net Income	$26,767	$46,775		$59,434	$57,031	$61,709

Net Income per limited partner unit:
Basic		$1.87	(6)	$2.55	$2.29	$2.37

Diluted		$1.86	(6)	$2.53	$2.27	$2.35

Cash distributions per unit to limited partners:(7)
Paid		$1.16		$1.9875	$2.32	$2.5625

Declared		$1.6475		$2.05	$2.395	$2.65

Cash Flow Data:
Net cash provided by operating activities	$27,238	$2,211		$97,212	$106,622	$90,835
Net cash used in investing activities	$(73,079)	$(85,273)		$(39,008)	$(95,583)	$(180,654)
Net cash provided by/(used in) financing activities	$45,841	$116,902		$(41,963)	$(8,460)	$58,804
Capital expenditures:
Maintenance	$53,628	$27,934		$30,850	$30,829	$31,194
Expansion	19,055	77,439	(1)	10,226 (2)	64,754 (3)	149,460	(4)

Total capital expenditures	$72,683	$105,373		$41,076	$95,583	$180,654

EBITDA(8)	$78,666	$96,963		$106,631	$109,288	$117,146
Distributable Cash Flow(8)	$14,058	$55,415		$61,055	$65,182	$72,378

	Predecessor	Partnership and Predecessor	Partnership
	Year Ended December 31,
	2001	2002(1)	2003(2)	2004(3)	2005(4)
	(in thousands, except per unit and operating data)
Balance Sheet Data (at period end):
Net properties, plants and equipment	$566,359	$573,514	$583,164	$647,200	$814,836
Total assets	$789,201	$1,093,880	$1,181,006	$1,368,786	$1,680,685
Total debt	$144,781	$317,445	$313,136	$313,305	$355,573
Total Partners’ Capital/ Net parent investment	$274,893	$383,033	$403,758	$460,594	$523,411
Operating Data (bpd):
Eastern Pipeline System total shipments (in thousands of barrel miles per day)(9)	55,198	56,768	55,324	59,173	56,907
Terminal Facilities throughput (bpd)	1,156,927	1,182,784	1,204,394	1,464,254	1,549,427
Western Pipeline System throughput(9) (bpd)	287,237	286,912	304,471	298,797	356,129
Crude oil purchases at wellhead (bpd)	174,182	189,277	193,176	186,827	186,224

(1)	On November 15, 2002, the Partnership acquired a 31.5 percent interest in Wolverine Pipe Line Company, a 9.2 percent interest in West Shore Pipe Line Company, a 14.0 percent interest in Yellowstone Pipe Line Company, and a 43.8 percent equity interest in West Texas Gulf Pipe Line Company. The aggregate purchase price of $64.6 million for these acquisitions is included within the 2002 expansion capital expenditures.
(2)	On September 30, 2003, the Partnership acquired an additional 3.1 percent ownership interest in West Shore for $3.7 million. The purchase price for this acquisition is included within the 2003 expansion capital expenditures.
(3)	During the year ended December 31, 2004, the Partnership completed the following acquisitions: the Eagle Point logistics assets were purchased for $20.0 million on March 30, 2004; two refined product terminals located in Baltimore, Maryland and Manassas, Virginia were purchased for $12.0 million on April 28, 2004; an additional 33.3 percent undivided interest in the Harbor pipeline was acquired on June 28, 2004 for $7.3 million; and a refined product terminal located in Columbus, Ohio was purchased for $8.0 million on November 30, 2004. The aggregate purchase price for these acquisitions is included within the 2004 expansion capital expenditures.
(4)	Expansion capital expenditures in 2005 includes $100.0 million related to the August 1, 2005 acquisition of the Corsicana to Wichita Falls, Texas crude oil pipeline system and storage facilities, and $5.5 million related to the December 2005 acquisition of an undivided joint interest in the Mesa Pipe Line. The total purchase price of the Mesa interest was $6.6 million, however since a portion of the interest was acquired from a related party, it was recorded by the Partnership at Sunoco’s historical cost and the $1.1 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution.
(5)	Includes equity income from the investments in the following joint ventures: Explorer Pipeline Company, Wolverine Pipe Line Company, West Shore Pipe Line Company, Yellowstone Pipe Line Company, and West Texas Gulf Pipe Line Company. Equity income from these investments has been included based on the Partnership’s respective ownership percentages of each, and from the dates of acquisition forward.
(6)	Based on the portion of net income for 2002 applicable to the period from February 8, 2002 (the date of the IPO) through December 31, 2002, after deduction of the general partner’s interest in net income. Net income for the period from January 1, 2002 to February 7, 2002 totaled $3.4 million.
(7)

Cash distributions paid per unit to limited partners represent payments made per unit during the period stated. Cash distributions declared per unit to limited partners represent distributions declared per unit for the quarters within the period stated. Declared distributions were paid within 45 days following the close of each quarter. The distributions for 2002 include a $0.26 per limited partner unit distribution for the first quarter, which represents the pro-rata portion of the $0.45 minimum quarterly distribution for the 52-day period from the date of the IPO, February 8, 2002, through March 31, 2002.

(8)	EBITDA and distributable cash flow provides additional information for evaluating the Partnership’s ability to make distributions to its unitholders and the general partner. The following table reconciles the difference between operating income, as determined under United States generally accepted accounting principles, and EBITDA and distributable cash flow (in thousands):

	Year Ended December 31,
	2001	2002	2003	2004	2005
Operating income	$53,341	$65,629	$79,474	$77,355	$83,308
Depreciation and amortization	25,325	31,334	27,157	31,933	33,838

EBITDA	78,666	96,963	106,631	109,288	117,146
Interest expense, net	(10,980)	(17,299)	(20,040)	(20,324)	(21,599)
Maintenance capital expenditures	(53,628)	(27,934)	(30,850)	(30,829)	(31,194)
Sunoco reimbursements	—	3,685	5,314	7,047	8,025

Distributable cash flow	$14,058	$55,415	$61,055	$65,182	$72,378

Management of the Partnership believes EBITDA and distributable cash flow information enhances an investor’s understanding of a business’s ability to generate cash for payment of distributions and other purposes. In addition, EBITDA is also used as a measure in the Partnership’s $300 million revolving credit facility in determining its compliance with certain covenants. However, there may be contractual, legal, economic or other reasons which may prevent the Partnership from satisfying principal and interest obligations with respect to indebtedness and may require the Partnership to allocate funds for other purposes. EBITDA and distributable cash flow do not represent and should not be considered alternatives to net income, operating income or cash flows from operating activities as determined under United States generally accepted accounting principles and may not be comparable to other similarly titled measures of other businesses.

(9)	Excludes amounts attributable to the equity ownership interests in corporate joint ventures.

I TEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of Sunoco Logistics Partners L.P. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information.

Overview

The Partnership is a Delaware limited partnership formed on October 15, 2001 to acquire, own, and operate, a geographically diverse portfolio of complementary pipeline, terminalling, and crude oil acquisition and marketing assets.

The Partnership is engaged in the transport, terminalling, and storage of refined products and crude oil and in the purchase and sale of crude oil in 12 states located in the Northeast, Midwest and Southwest United States. Revenues are generated by charging tariffs for transporting refined products, crude oil and other hydrocarbons through the Partnership’s pipelines as well as by charging fees for storing refined products, crude oil and other hydrocarbons in, and for providing other services at, its terminals. Revenues are also generated by purchasing domestic crude oil and selling it to Sunoco R&M and other customers. Generally, as the Partnership purchases crude oil it simultaneously enters into corresponding sale transactions involving physical deliveries of crude oil, which enables it to secure a profit on the transaction at the time of purchase.

Strategic Actions

The Partnership’s primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput, pursue strategic and accretive acquisitions that complement the Partnership’s existing asset base, improve operating efficiencies, and increase its cash distributions to unitholders. As part of its strategy, the Partnership has undertaken several strategic initiatives, including:

2006 Acquisitions

•	Millenium and Kilgore Pipeline Acquisition. On March 1, 2006, the Partnership purchased a Texas crude oil pipeline system from affiliates of Black Hills Energy, Inc. for approximately $40.9 million. The system consists of (a) the Millennium Pipeline, a 200-mile, 12-inch crude oil pipeline with 65,000 barrels per day operating capacity, originating near the Partnership’s Nederland Terminal, and terminating at Longview Texas; (b) the Kilgore Pipeline, a 190-mile, 10-inch crude oil pipeline with 35,000 barrel per day capacity originating in Kilgore, Texas and terminating at refineries in the Houston, Texas region; (c) approximately 340,000 shell barrels of active storage capacity at Kilgore, and Longview, Texas; (d) a lease acquisition marketing business; and (e) crude oil line fill and working inventory.

•	Amdel and White Oil Pipeline Acquisition. On March 1, 2006, the Partnership acquired a Texas crude oil pipeline system from Alon USA Energy, Inc. for approximately $68.0 million. The system consists of (a) the Amdel Pipeline, a 503-mile, 10-inch common carrier crude oil pipeline with 27,000 barrels per day operating capacity, originating at the Nederland Terminal, and terminating at Midland, Texas, and (b) the White Oil Pipeline, a 25-mile, 10-inch crude oil pipeline with 40,000 barrels per day operating capacity, originating at the Amdel Pipeline and terminating at Alon’s Big Spring, Texas refinery. Alon has also agreed to ship a minimum of 15,000 barrels per day under a 10-year, throughput and deficiency agreement on the pipelines. These pipelines are currently idled and are scheduled to be returned to service on June 1, 2006. The Partnership also expects to complete a $12 million program to expand capacity on the Amdel Pipeline from 27,000 to 40,000 barrels per day, and to construct new tankage at the Nederland Terminal to service these new volumes by the end of 2006.

2005 Acquisitions

•	Mesa Pipe Line System Interest Acquisition. On December 5, 2005, the Partnership purchased a subsidiary of Sunoco which owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million. The Mesa Pipe Line system consists of an 80-mile, 24-inch crude oil pipeline from Midland, Texas to Colorado City, Texas, with an operating capacity of 316,000 barrels per day, and approximately 800,000 barrels of tankage at Midland. The Mesa pipeline connects to the West Texas Gulf pipeline, which supplies crude oil to the Mid-Valley pipeline. On December 29, 2005, the Partnership purchased an additional 29.8 percent interest in Mesa from Chevron for $5.3 million, increasing its combined interest to 37.0 percent.

•	Corsicana to Wichita Falls Pipeline Acquisition. On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for $100.0 million. The pipeline system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 barrels per day. It originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The storage facilities include the Corsicana terminal, which has 2.9 million barrels of shell capacity for crude oil, and the Ringgold, Texas terminal, which consists of 0.5 million barrels of shell capacity for crude oil. In addition, the Partnership invested approximately $16.0 million to construct a new 20-mile pipeline to connect the Corsicana to Wichita Falls pipeline to the West Texas Gulf pipeline, in which the Partnership has a 43.8% ownership interest. Construction on the new 20-mile pipeline was completed in December 2005, and it is currently operational.

2004 Acquisitions

•	Columbus Terminal Acquisition. On November 30, 2004, the Partnership acquired a refined products terminal located in Columbus, Ohio for approximately $8.0 million. The terminal is connected to a third-party, refined product, common carrier pipeline and includes 6 refined product tanks with approximately 160,000 barrels of working storage capacity, located on 13 acres; two truck racks for shipping gasoline, distillate fuels, and ethanol via tanker truck; and rail siding access for 4 rail cars for ethanol handling.

•	Harbor Pipeline Interest Acquisition. On June 28, 2004, the Partnership purchased an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million. The Harbor pipeline is an 80-mile, 180,000 bpd refined product, common carrier pipeline originating near Woodbury, New Jersey and terminating in Linden, New Jersey. As a result of this transaction, the Partnership increased its undivided ownership interest to 66.7 percent and continues to operate the pipeline.

•	Baltimore and Manassas Terminals Acquisition. On April 28, 2004, the Partnership purchased two refined product terminals located in Baltimore, Maryland and Manassas, Virginia for $12.0 million. The Baltimore terminal is connected to a third-party, refined product, common carrier pipeline and includes 13 refined product tanks with approximately 646,000 barrels of working storage capacity, located on 35 acres; one truck rack for shipping gasoline and distillate fuels via tanker truck; and one marine dock with two berths for receiving refined products. The Manassas terminal is connected to a third-party, refined product, common carrier pipeline and includes 7 refined product tanks with approximately 277,000 barrels of working storage capacity, located on 11 acres, and one truck rack for shipping gasoline and distillate fuels via tanker truck.

•	Eagle Point Logistics Assets Acquisition. On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20 million. The Eagle Point logistics assets consist of a crude oil and refined product ship and barge dock, a refined product truck rack, and a 4.5 mile, refined product pipeline from the Eagle Point refinery to the origin of the Harbor pipeline. In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M whereby they have agreed to minimum volumes on the truck rack upon completion of certain capital improvements, which were completed during the fourth quarter of 2004.

2003 Acquisitions

•	West Shore Pipe Line Company Interest Acquisition. On September 30, 2003, the Partnership acquired an additional 3.1 percent interest in West Shore for $3.7 million, increasing its overall ownership percentage to 12.3 percent.

Internal Expansion Program

In December 2005, the Partnership announced approximately $99.0 million in internal expansion capital projects planned for 2006 and 2007. This expansion program includes primarily the construction of new tanks and pipeline connections in the Eastern and Western Pipeline systems, new tankage at the Nederland Terminal, expansion of the Marysville crude oil pipeline, and installation of ethanol blending and ultra-low sulfur diesel infrastructure at certain refined product terminals. The internal expansion program is expected to provide approximately $28 million in incremental pre-financing cash flows by the end of 2007, consisting of approximately $37 million in revenues, less $9 million of direct operating expenses, and excluding indirect costs and costs of debt or equity financing.

Conservative Capital Structure

The Partnership maintained a conservative capital structure and substantial liquidity. In December 2005, the Partnership amended its Credit Facility, which expanded its size to $300 million and extended the maturity to

2010. (See “Liquidity and Capital Resources” for further information.). The Partnership also completed a series of equity issuances during 2004 and 2005, through which it issued an aggregate of 7.8 million limited partner units, generating $288.4 million of net proceeds. Proceeds from these equity issues were used to redeem 5.0 million limited partner units owned by Sunoco and to repay a portion of the debt incurred to fund its acquisitions.

Cash Distribution Increases

As a result of the above initiatives, the general partner was able to increase the cash distributions to limited partners in all but one quarter during each of the three years ended December 31, 2005. The fourth quarter 2005 distribution of $0.7125 per common and subordinated partnership unit, ($2.85 annualized), paid in February 2006, represents a 14% increase over the fourth quarter 2004 distribution, and a 30% increase over the fourth quarter 2003 distribution.

Results of Operations

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Statements of Income
Sales and other operating revenue:
Affiliates	$1,383,090	$1,751,612	$1,986,019
Unaffiliated customers	1,274,383	1,699,673	2,496,593
Other income	16,730	13,932	14,295

Total revenues	2,674,203	3,465,217	4,496,907

Cost of products sold and operating expenses	2,519,160	3,307,480	4,326,713
Depreciation and amortization	27,157	31,933	33,838
Selling, general and administrative expenses	48,412	48,449	53,048

Total costs and expenses	2,594,729	3,387,862	4,413,599

Operating income	79,474	77,355	83,308
Net interest expense	20,040	20,324	21,599

Net income	$59,434	$57,031	$61,709

Segment Operating Income:
Eastern Pipeline System
Sales and other operating revenue:
Affiliate	$72,533	$72,500	$75,570
Unaffiliated customers	21,628	24,939	21,096
Other income	12,147	11,701	11,773

Total revenues	106,308	109,140	108,439

Operating expenses	40,000	45,769	47,046
Depreciation and amortization	10,630	11,005	10,509
Selling, general and administrative expenses	18,560	18,077	18,560

Total costs and expenses	69,190	74,851	76,115

Operating income	$37,118	$34,289	$32,324

Terminal Facilities
Sales and other operating revenue:
Affiliates	$60,060	$71,203	$78,885
Unaffiliated customers	31,608	34,749	34,880
Other income	1,146	16	79

Total revenues	92,814	105,968	113,844

Operating expenses	38,521	45,011	48,571
Depreciation and amortization	10,925	15,115	15,054
Selling, general and administrative expenses	12,913	13,036	14,429

Total costs and expenses	62,359	73,162	78,054

Operating income	$30,455	$32,806	$35,790

Western Pipeline System
Sales and other operating revenue:
Affiliates	$1,250,497	$1,607,909	$1,831,564
Unaffiliated customers	1,221,147	1,639,985	2,440,617
Other income	3,437	2,215	2,443

Total revenues	2,475,081	3,250,109	4,274,624

Cost of products sold and operating expenses	2,440,639	3,216,700	4,231,096
Depreciation and amortization	5,602	5,813	8,275
Selling, general and administrative expenses	16,939	17,336	20,059

Total costs and expenses	2,463,180	3,239,849	4,259,430

Operating income	$11,901	$10,260	$15,194

Operating Highlights

	Year Ended December 31,
	2003	2004	2005
Eastern Pipeline System(1):
Total shipments (barrel miles per day)(2)	55,323,880	59,173,047	56,906,896
Revenue per barrel mile (cents)	0.466	0.450	0.469
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	283,071	340,675	389,523
Nederland Terminal	441,701	487,828	457,655
Fort Mifflin Terminal Complex	322,389	336,555	327,156
Marcus Hook Tank Farm	157,233	144,724	149,934
Eagle Point Dock(3)	—	204,105	225,159
Western Pipeline System(1) (4):
Crude oil pipeline throughput (bpd)	304,471	298,797	356,129
Crude oil purchases at wellhead (bpd)	193,176	186,827	186,224
Gross margin per barrel of pipeline throughput (cents)(5)	22.9	23.2	25.7

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Acquired on March 30, 2004. Amount for 2004 represents throughput for the period from the date of acquisition through December 31, 2004, divided by the number of days in that period.
(4)	Includes results from the Corsicana to Wichita Falls, Texas crude oil pipeline system from the date of acquisition, August 1, 2005.
(5)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $59.4 million, $57.0 million and $61.7 million for the years ended December 31, 2003, 2004 and 2005, respectively.

The $4.7 million increase in net income from 2004 to 2005 was primarily the result of higher pipeline volumes in the Western Pipeline System and higher refined product terminal volumes. Partially offsetting these increases were $5.3 million in lost operating income and additional costs as a result of Hurricane Rita (see discussion below), higher insurance costs related to $2.5 million in special assessments by one of the Partnership’s insurers as a result of Hurricanes Rita and Katrina, and $2.0 million of costs related to the relocation of the Western area headquarters from Tulsa, Oklahoma to Sugar Land, Texas.

On September 24, 2005, Hurricane Rita damaged the Partnership’s Nederland Terminal facility and a portion of the Western Pipeline System, impacting several storage tanks, dock facilities, buildings and equipment. Although the Nederland Terminal resumed operations on October 3, 2005, the business was impacted for a few weeks as a result of interruptions in customer and supplier business activities related to the Hurricane. The estimated lost operating income and additional costs in 2005 attributed to the Hurricane totaled $5.3 million. The Partnership will incur additional costs in 2006 to repair its damaged facilities, and expects to negotiate a settlement with its insurance carrier for reimbursement of a portion of its costs during 2006.

The $2.4 million decrease in net income from 2003 to 2004 was primarily the result of higher Eastern Pipeline System and Terminal Facilities operating and maintenance expenses, lower volumes at the Eastern Pipeline System as a result of turnarounds at Sunoco, Inc.’s Toledo refinery in March 2004 and Marcus Hook refinery in September 2004, higher depreciation and amortization due to accelerating depreciation expense related to certain refined product terminal system assets, the absence in 2004 of a gain on settlement of a claim at the Nederland Terminal, lower equity income from the corporate joint venture interests, and costs related to complying with Sarbanes-Oxley. Partially offsetting these items were higher revenues from the Terminal Facilities and Eastern Pipeline System and the operating results from the acquisitions completed during 2004.

Net interest expense was $21.6 million for the year ended December 31, 2005, a $1.3 million increase from the prior year. Increased interest expense due to higher interest rates and a $42.1 million increase in the amount drawn under the Credit Facility was partially offset by $0.5 million in capitalized interest. The increased borrowings were used to partially fund the 2005 acquisitions of the Texas crude oil pipeline system and storage facilities and the interest in the Mesa Pipe Line system, as well as to fund construction of a new 20-mile pipeline to connect the newly acquired Corsicana to Wichita Falls, Texas crude oil pipeline system to the West Texas Gulf pipeline. Net interest expense was $20.3 million for the year ended December 31, 2004, a $0.3 million increase from the previous year due principally to a decrease in capitalized interest.

Analysis of Segment Operating Income

Year Ended December 31, 2005 versus Year Ended December 31, 2004

Eastern Pipeline System

Operating income for the Eastern Pipeline System was $32.3 million for the year ended December 31, 2005 compared with $34.3 million for the prior year. The $2.0 million decrease was the result of a $0.7 million decrease in total revenues and a $1.3 million increase in operating expenses. Total revenues decreased to $108.4 million for the year ended December 31, 2005 from $109.1 million for the prior year due mainly to lower shipments on the Marysville to Toledo crude oil pipeline caused by production issues at two third-party Canadian synthetic crude oil plants during the first three quarters of 2005, partially offset by a full year’s results in 2005 from the acquisition of an additional one-third interest in the Harbor pipeline in June 2004. Operating expenses increased from $45.8 million in 2004, to $47.0 million for 2005 due mainly to higher pipeline maintenance activity. The Partnership has completed most of the initial repairs required under the extensive pipeline integrity management program it implemented in 2002 as a result of Department of Transportation requirements, and therefore expects its repair costs associated with pipeline maintenance to decrease beginning in 2006. Selling, general and administrative expenses increased due mainly to the allocation of a portion of the special insurance assessments discussed above.

Terminal Facilities

The Terminal Facilities business segment experienced an increase in operating income to $35.8 million for the year ended December 31, 2005 compared with $32.8 million for the prior year. This increase was due mainly to a $7.8 million increase in sales and other operating revenue, partially offset by a $4.9 million increase in total costs and expenses. The increase in sales and other operating revenue to $113.8 million for 2005 compared with $106.0 million for the prior year was principally due to a full year’s results in 2005 from the acquisitions of the Eagle Point terminal assets located in Westville, New Jersey, and the three refined product terminals located in Baltimore, Maryland; Manassas, Virginia; and Columbus, Ohio during 2004, as well as an increase in the Nederland Terminal’s volumes despite the adverse impact of Hurricane Rita.

The increase in total costs and expenses was due mainly to a $3.6 million increase in operating expenses and a $1.4 million increase in selling, general and administrative expenses. Operating expenses increased in 2005 due principally to the assets acquired in 2004. Selling, general and administrative expenses increased due mainly to the allocation of a portion of the special insurance assessments discussed above.

Western Pipeline System

Operating income for the Western Pipeline System was $15.2 million for the year ended December 31, 2005 compared with $10.3 million for the prior year. The $4.9 million increase was primarily the result of an increase in crude oil pipeline volumes, partially offset by lower crude oil sales and marketing results, a $2.5 million increase in depreciation and amortization and a $2.7 million increase in selling, general and administrative costs. The increase in pipeline volumes was due to volumes from the Corsicana to Wichita Falls, Texas crude oil pipeline acquisition and higher volumes on the Nederland to Longview, Texas pipeline. Sales and other operating revenue and cost of products sold and operating expenses increased for the year ended December 31, 2005 compared with the prior year due principally to an increase in crude oil prices. Depreciation and amortization increased by $2.5 million in 2005 due principally to the Corsicana to Wichita Falls crude oil pipeline acquisition. Selling, general and administrative expenses increased due to the allocation of a portion of the special insurance assessments discussed above and $2.0 million of costs related to the Western area headquarters’ relocation from Tulsa to Sugar Land.

Year Ended December 31, 2004 versus Year Ended December 31, 2003

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

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At December 31, 2005, the Partnership had a working capital deficit of $8.8 million and available borrowing capacity under the Credit Facility of $193.4 million. The Partnership’s working capital position reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $85.7 million at December 31, 2005.

Capital Resources

The Partnership periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.

Credit Facility

On December 1, 2005, Sunoco Logistics Partners Operations L.P., a wholly-owned subsidiary of the Partnership (the “Operating Partnership”), amended the November 22, 2004, Credit Facility to increase the commitment amount from $250 million to $300 million, and extend the term by one year to November 22, 2010. At December 31, 2004, there was $64.5 million outstanding under the Credit Facility. On August 1, 2005, an additional $75.0 million was drawn against the Credit Facility which was used, along with $25.0 million of cash, to fund the acquisition of the Corsicana to Wichita Falls, Texas crude oil pipeline system and related storage facilities. The proceeds from the equity offering completed in September 2005 were used principally to repay $56.5 million of the additional indebtedness, reducing the total amount outstanding under the Credit Facility to $83.0 million. In December 2005, the Partnership drew an additional $23.6 million against the Credit Facility to fund the construction of a new 20-mile pipeline to connect the newly acquired Corsicana to Wichita Falls crude oil pipeline system to the West Texas Gulf pipeline, and the acquisitions of a 37.0 percent undivided interest in the Mesa Pipe Line system. The amount outstanding under the Credit Facility at December 31, 2005 totaled $106.6 million.

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

Indebtedness under the Credit Facility bears interest, at the Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). The interest rate on the borrowings outstanding under the Credit Facility as of December 31, 2005 was 4.74 percent. Additionally, certain fees are incurred in connection with the Credit Facility.

The credit agreement prohibits the Partnership from declaring distributions to unitholders if any event of default, as defined in the credit agreement, occurs or would result from the declaration of distributions. In addition, the Credit Facility contains various covenants requiring the maintenance, on a rolling-four-quarter basis, of:

•	a maximum ratio of 4.75 to 1 of consolidated total debt to consolidated EBITDA (each as defined in the credit agreement), which can be increased to 5.25 to 1 during an acquisition period (as defined in the credit agreement); and

•	an interest coverage ratio (as defined in the credit agreement) of at least 3.0 to 1.

For the year ended December 31, 2005, the Partnership’s ratio of total debt to EBITDA was 2.9 to 1 and the interest coverage ratio was 5.2 to 1.

Equity Offerings

In August 2005, the Partnership sold 1.5 million common units in a public offering. In September 2005, the Partnership sold an additional 125,000 common units to cover over-allotments in connection with the August 2005 sale. The total sale of units resulted in total gross proceeds of $63.4 million, and net proceeds of $60.4 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the sale were used to repay $56.5 million of the debt incurred to finance the August 1, 2005 purchase of a Texas crude oil pipeline system and storage facilities, with the balance for general partnership purposes. As a result of this issuance of 1.625 million common units, the general partner contributed $1.3 million to the Partnership to maintain its 2.0 percent general partner interest.

In May 2005, the Partnership sold 2.5 million common units in a public offering. In June 2005, the Partnership sold an additional 275,000 common units to cover over-allotments in connection with the May 2005 sale. The purchase price for the over-allotment was equal to the offering price in the May 2005 sale. The sale of units resulted in total gross proceeds of $104.1 million, and net proceeds of $99.2 million, after underwriters’ commissions and legal, accounting and other transaction expenses. Net proceeds from the sale were used to redeem 2.775 million common units owned by Sunoco at a redemption price per unit equal to the public offering price per unit after the underwriters’ commissions.

On April 7, 2004, the Partnership sold 3.4 million common units in a public offering for total gross proceeds of $135.1 million. The sale of the units resulted in net proceeds of $128.7 million, after underwriters’ commissions and legal, accounting, and other transaction expenses. Net proceeds from the sale were used to (a) redeem approximately 2.2 million common units from Sunoco for $82.7 million, (b) replenish cash utilized to acquire the Eagle Point logistics assets for $20.0 million, (c) finance the acquisition of two refined product terminals for $12.0 million, (d) finance the acquisition of an additional 33.3 percent undivided interest in the Harbor pipeline for $7.3 million, and (e) for general partnership purposes, including to replenish cash used for past acquisitions and capital improvements, and for other expansion, capital improvements and acquisition projects. As a result of this net issuance of 1.2 million common units, the general partner contributed $1.0 million to the Partnership to maintain its 2.0 percent general partner interest.

Shelf Registration Statement

On December 21, 2005, the Partnership, the Operating Partnership, and the Operating Partnership’s wholly-owned subsidiaries, as co-registrants, filed a shelf registration statement with the Securities and Exchange

Commission. This shelf registration, if and when declared effective by the SEC, will permit the periodic offering and sale of up to $500 million of equity securities by the Partnership or debt securities of the Operating Partnership (guaranteed by the Partnership). The shelf registration statement also covers the resale of up to five million common units by the Partnership’s general partner. This shelf registration statement, if and when effective, will replace the March 2003 shelf registration statement previously filed. As of December 31, 2005, $197.4 remains available for issuance under the March 2003 shelf registration statement. The amount, type and timing of any offerings will depend upon, among other things, the funding requirements of the Partnership, prevailing market conditions, and compliance with covenants in applicable debt obligations of the Operating Partnership (including the Credit Facility).

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the years ended December 31, 2003, 2004 and 2005 was $97.2 million, $106.6 million and $90.8 million, respectively. Net cash provided by operating activities for 2005 consists primarily of net income of $61.7 million, depreciation and amortization of $33.8 million, and a decrease in working capital of $6.2 million. Net cash provided by operating activities for 2004 consists primarily of net income of $57.0 million, depreciation and amortization of $31.9 million, and a decrease in working capital of $13.5 million. Net cash provided by operating activities for 2003 consists primarily of net income of $59.4 million, depreciation and amortization of $27.2 million, and a decrease in working capital of $5.3 million. The decrease in net cash provided by operating activities from 2004 to 2005 and the increase in net cash provided by operating activities from 2003 to 2004 were primarily attributable to changes in working capital due to fluctuations in the price of crude oil and timing of operating cash receipts and disbursements.

Net cash used in investing activities for the years ended December 31, 2003, 2004, and 2005 was $39.0 million, $95.6 million and $180.7 million, respectively. The increases in cash used in investing activities from 2003 to 2004 and from 2004 to 2005 are due to acquisitions and organic growth projects. Capital expenditures (excluding acquisitions) were $37.4 million in 2003, $46.4 million in 2004, and $73.3 million in 2005 (see “Capital Requirements” below).

Net cash used for acquisitions was $3.7 million in 2003, $49.2 million in 2004, and $107.3 million in 2005. Acquisitions completed in 2005 include the Corsicana to Wichita Falls, Texas crude oil pipeline system and storage facilities for $100.0 million and a 37.0 percent undivided joint interest in the Mesa Pipe Line system for $6.6 million. During 2004, the Partnership completed the following acquisitions: the Eagle Point logistics assets, which were purchased for $20.0 million; two refined product terminals located in Baltimore, Maryland and Manassas, Virginia, which were purchased for $12.0 million; an additional 33.3 percent undivided interest in the Harbor pipeline, which was acquired for $7.3 million; and a refined product terminal located in Columbus, Ohio, which was purchased for approximately $8.0 million. During 2003, the Partnership acquired an additional 3.1 percent corporate joint venture interest in West Shore for $3.7 million.

Net cash provided by/ (used in) financing activities for the years ended December 31, 2003, 2004, and 2005 was ($42.0) million, ($8.5) million and $58.8 million, respectively.

For the year ended December 31, 2005, the Partnership received $60.4 million of net proceeds from the public offering completed in September 2005, net borrowings of $42.1 million drawn against the Credit Facility to fund the acquisitions of an undivided joint interest in the Mesa Pipe Line system and a portion of the Corsicana to Wichita Falls, Texas crude oil pipeline system and storage facilities, and the related pipeline construction. Additionally, the Partnership received $8.0 million of capital contributions for reimbursement of certain maintenance capital expenditures and operating expenses under agreements with Sunoco, and $18.1 million as a result of a reduction in advances to affiliates. The net proceeds from these sources were partially offset by $67.3 million in distributions paid to limited partners and the general partner in 2005.

For the year ended December 31, 2004, the $8.5 million of net cash used in financing activities was due to the $82.7 million redemption of approximately 2.2 million common units from Sunoco, $57.5 million of cash distributions paid to the limited partners and general partner, and net advances to affiliate of $5.1 million, partially offset by $128.7 million of net proceeds from the sale of 3.4 million common units in April 2004, $7.0 million of capital contributions for reimbursement of certain maintenance capital expenditures and operating expenses under agreements with Sunoco, and a $1.0 million net contribution from the general partner to maintain its 2.0 percent ownership interest after the sale of common units.

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

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s balance sheets at December 31, 2004 represent amounts due from Sunoco under this agreement, and advances from affiliates in the balance sheet at December 31, 2005 represent amounts due to Sunoco under the agreement.

Capital Requirements

The pipeline, terminalling, and crude oil storage operations are capital intensive, requiring significant investment to maintain, upgrade and enhance existing operations and to meet environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

•	Maintenance capital expenditures, such as those required to maintain equipment reliability, tankage, and pipeline integrity and safety, and to address environmental regulations; and

•	Expansion capital expenditures to acquire complementary assets to grow the business and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures, including amounts paid for acquisitions, for the years presented:

	Year Ended December 31,
	2003		2004		2005
	(in thousands of dollars)
Maintenance	$30,850		$30,829		$31,194
Expansion	10,226	(1)	64,754	(2)	149,460	(3)

Total	$41,076		$95,583		$180,654

(1)	Includes the acquisition of an additional interest in one of its corporate joint venture pipeline interests for $3.7 million.
(2)	Includes the following acquisitions: $20.0 million for the Eagle Point logistics assets; $12.0 million for two refined product terminals located in Baltimore, Maryland and Manassas, Virginia; $7.3 million for an additional 33.3 percent undivided interest in the Harbor pipeline; and $8.0 million for a refined product terminal located in Columbus, Ohio.
(3)	Includes $100.0 million related to the acquisition of the Corsicana to Wichita Falls, Texas crude oil pipeline system and storage facilities and $5.5 million for the undivided joint interest in the Mesa Pipe Line system. The total purchase price of the Mesa interest was $6.6 million, however since a portion of the interest was acquired from a related party, it was recorded by the Partnership at Sunoco’s historical cost and the $1.1 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution.

Maintenance capital expenditures primarily consist of recurring expenditures at each of the business segments such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations. In addition to these recurring projects, maintenance capital includes certain expenditures for which the Partnership received reimbursement from Sunoco R&M under the terms of agreements between the parties (see “Agreements with Sunoco R&M and Sunoco, Inc.”). The year ended December 31, 2003 also includes $1.8 million of expenditures to replace assets at the Nederland Terminal as a result of the May 2003 third-party natural gas pipeline release. The Partnership received reimbursement in 2003 for these costs and other expenses as settlement of the claim related to this incident. Management expects maintenance capital expenditures to be approximately $27.0 million in 2006, including approximately $2.0 million related to the Western area headquarters relocation from Tulsa to Sugar Land, and excluding reimbursements from Sunoco R&M in accordance with the terms of certain agreements.

Expansion capital expenditures include $3.7 million, $49.2 million, and $107.3 million in the years ended December 31, 2003, 2004 and 2005, respectively related to the acquisitions discussed above.

Expansion capital expenditures for the year ended December 31, 2005 also include construction of a new 20-mile pipeline to connect the newly acquired Corsicana to Wichita Falls, Texas crude oil pipeline system to the West Texas Gulf pipeline, completed in December 2005; construction at the Nederland Terminal of two new crude oil storage tanks with total capacity of approximately 1.0 million barrels, expected to be completed in 2006; and installation of ethanol blending facilities at a number of refined product terminals, also expected to be completed in 2006. Expansion capital expenditures for 2004 also include multiple pipeline connections and new truck stations, and expansion capital expenditures for 2003 also include the completion of the construction of two new tanks and a new pump station at the Nederland Terminal. The new tanks added approximately 1.3 million barrels of storage capacity to the terminal.

Management expects to invest approximately $99.0 million in internal expansion capital projects in 2006 and 2007. This internal expansion program includes primarily the construction of new tanks and pipeline connections in the Eastern and Western Pipeline systems, new tankage at the Nederland Terminal, expansion of the Marysville crude oil pipeline, and installation of ethanol blending and ultra-low sulfur diesel infrastructure at certain refined product terminals.

Additionally, the $40.9 million acquisition of the Millennium and Kilgore pipeline system and the $68.0 million acquisition of the Amdel and White Oil pipeline system, each located in Texas, were completed in the first quarter of 2006. These acquisitions were funded with borrowings under the Partnership’s Credit Facility.

The Partnership expects to fund its capital expenditures, including any additional acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of borrowing under the Credit Facility, other borrowings and issuance of additional common units.

Contractual Obligations

The following table sets forth the aggregate amount of long-term debt maturities (including interest commitments based upon the interest rate in effect at December 31, 2005), annual rentals applicable to noncancelable operating leases, and purchase commitments related to future periods at December 31, 2005 (in thousands of dollars):

	Year Ended December 31,					Thereafter	Total
	2006	2007	2008	2009	2010
Long-term debt:
Principal	$—	$—	$—	$—	$106,600	$250,000	$356,600
Interest	23,174	23,174	23,174	23,174	22,633	27,188	142,517
Operating leases	3,157	3,020	2,669	2,204	1,980	7,359	20,389
Purchase obligations	1,154,943	—	—	—	—	—	1,154,943

	$1,181,274	$26,194	$25,843	$25,378	$131,213	$284,547	$1,674,449

The Partnership’s operating leases reported above include leases of office space, third-party pipeline capacity, and other property and equipment, with initial or remaining noncancelable terms in excess of one year. On September 1, 2005, the Partnership executed an agreement to lease office space in Sugar Land, Texas for a term of approximately ten years. The lease terminates in November 2016.

A purchase obligation is an enforceable and legally binding agreement to purchase goods and services that specifies significant terms, including: fixed or expected quantities to be purchased; market-related pricing provisions; and a specified term. The Partnership’s purchase obligations consist of noncancelable contracts to purchase crude oil for terms of one year or less by its Crude Oil Acquisition and Marketing group. The majority of the above purchase obligations include actual crude oil purchases for the month of January 2006. The remaining crude oil purchase obligation amounts are based on the quantities expected to be purchased for the remainder of the year, at December 31, 2005 crude oil prices. Actual amounts to be paid in regards to these obligations will be based upon market prices or formula-based market prices during the period of purchase. For further discussion of the Partnership’s Crude Oil and Marketing activities, see Item 1. “Business—Western Pipeline System—Crude Oil Acquisition and Marketing”.

Environmental Matters

Operation of the pipelines, terminals, and associated facilities are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment. As a result of compliance with these laws and regulations, liabilities have been accrued for estimated site restoration costs to be incurred in the future at the facilities and properties, including liabilities for environmental remediation obligations. Under the Partnership’s accounting policies, liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. For a discussion of the accrued liabilities and charges against income related to these activities, see Note 10 to the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Under the terms of the Omnibus Agreement and in connection with the contribution of assets to the Partnership by affiliates of Sunoco, Sunoco has agreed to indemnify the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed that arise from the operation of such assets prior to closing of the February 2002 IPO. See “Agreements with Sunoco R&M and Sunoco, Inc.”

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

The critical accounting policies identified by management of the Partnership are as follows:

Long-Lived Assets. The cost of properties, plants and equipment, less estimated salvage value, is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors indicate that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. During 2004 and 2005, the Partnership accelerated the depreciation of assets related to equipment upgrade programs and the Western area headquarters’ move from Tulsa, Oklahoma to Sugar Land, Texas, based upon the estimated remaining useful lives of these assets until their replacement. The acceleration resulted in $1.8 million of additional depreciation expense recognized in 2004, $1.8 million in 2005, and will result in an additional $0.5 million of additional depreciation expense in 2006.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such events and circumstances include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing the Partnership’s services or for the Partnership’s products; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are discussed under “Forward Looking Statements” in this document.

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

There were no asset impairments for the years ended December 31, 2003, 2004 and 2005.

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

At December 31, 2005, the Partnership’s accrual for environmental remediation activities was $0.6 million. This accrual is for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” requires that the minimum of the range be accrued unless some other point or points in the range are more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent their occurrence is probable and reasonably estimable.

Management believes that none of the current remediation locations are material, individually or in the aggregate, to the Partnership’s financial position at December 31, 2005. As a result, the Partnership’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact several of the Partnership’s facilities. As a result, from time to time, significant charges against income for environmental remediation may occur.

Under the terms of the Omnibus Agreement and in connection with the contribution of assets to the Partnership by affiliates of Sunoco, Sunoco has agreed to indemnify the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed that arise from the operation of such assets prior to closing of the February 2002 IPO. The Partnership has agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the February 2002 IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership. See “Agreements with Sunoco R&M and Sunoco, Inc.” for more information.

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

New Accounting Pronouncements

For a discussion of recently issued accounting pronouncements requiring adoption subsequent to December 31, 2005, see Note 1 to the consolidated financial statements.

Agreements with Sunoco R&M and Sunoco, Inc.

The Partnership has entered into several agreements with Sunoco, Inc., Sunoco R&M, and their affiliates as discussed below.

Pipelines and Terminals Storage and Throughput Agreement

Under this 2002 agreement, Sunoco R&M is paying the Partnership fees generally comparable to those charged by third parties to:

•	transport on the refined product pipelines or throughput in the inland refined product terminals existing at the time of the agreement an amount of refined products that will produce at least $78.6 million of revenue for the contract year from March 1, 2005 to February 28, 2006, escalating at 1.67 percent each March 1 for the next two contract years. In addition, Sunoco R&M will pay the Partnership to transport on those refined product pipelines or throughput in those refined product terminals an amount of refined products that will produce at least $54.3 million of revenue in the contract year commencing March 1, 2007, and at least $55.2 million of revenue in the contract year commencing March 1, 2008. Sunoco R&M will pay the published tariffs on the pipelines and contractually agreed upon fees at the terminals. Based upon the prorated minimum amount noted, Sunoco R&M has exceeded the minimum revenue amount through December 31, 2005 and management of the Partnership expects Sunoco R&M to exceed the minimum amount under the agreement for the contract year from March 1, 2005 through February 28, 2006;

•	receive and deliver at least 130,000 bpd of refined products per year at the Marcus Hook Tank Farm for five years ending February 28, 2007. This throughput is an annual amount for the contract period from March 1 to February 28 for the term of the agreement. For the calendar year ended December 31, 2005, the Partnership received a fee of $0.1710 per barrel for the first 130,000 bpd and $0.0854 per barrel for volume in excess of 130,000 bpd. These fees escalate at the rate of 1.67 percent each January 1 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco R&M has exceeded the minimum throughput amount through December 31, 2005 and management of the Partnership expects Sunoco R&M to exceed the minimum throughput amount under the agreement for the contract year from March 1, 2005 through February 28, 2006;

•	store 975,734 barrels of LPG per contract year at the Inkster Terminal, which represents all of the LPG storage capacity at this facility. This storage is an annual amount for the contract period from April 1 to March 31 for the seven-year term of the agreement ending March 31, 2009. For the calendar year ended December 31, 2005, the Partnership received a fee of $2.157 per barrel of committed storage, a fee of $0.216 per barrel for receipts greater than 975,734 barrels per contract year and a fee of $0.216 per barrel for deliveries greater than 975,734 barrels per contract year. These fees will escalate at the rate of 1.875 percent each January 1 for the term of the agreement. Based upon the prorated minimum storage amount noted, Sunoco R&M has exceeded the minimum storage amount through December 31, 2005 and management of the Partnership expects Sunoco R&M to exceed the minimum storage amount under the agreement for the contract year from April 1, 2005 through March 31, 2006;

•	receive and deliver at least 290,000 bpd of crude oil or refined products per contract year at the Fort Mifflin Terminal Complex for seven years ending February 28, 2009. This throughput is an annual amount for the contract period from March 1 to February 28 for the term of the agreement. For the year ended December 31, 2005, the Partnership received a fee of $0.1710 per barrel for the first 180,000 bpd and $0.0854 per barrel for volume in excess of 180,000 bpd. These fees will escalate at the rate of 1.67 percent each January 1 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco R&M has exceeded the minimum throughput amount through December 31, 2005 and management of the Partnership expects Sunoco R&M to exceed the minimum throughput amount under the agreement for the contract year from March 1, 2005 through February 28, 2006; and

•	transport or cause to be transported an aggregate of at least 140,000 bpd of crude oil per contract year on the Marysville to Toledo, Nederland to Longview, Cushing to Tulsa, Barnsdall to Tulsa, and Bad Creek to Tulsa crude oil pipelines at the published tariffs for a term of seven years ending February 28, 2009. This throughput is an annual amount for the contract period from March 1 to February 28 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco R&M has exceeded the minimum throughput amount through December 31, 2005 and management of the Partnership expects Sunoco R&M to exceed the minimum throughput amount under the agreement for the contract year from March 1, 2005 through February 28, 2006.

If Sunoco R&M fails to meet its minimum obligations pursuant to the contract terms set forth above, it will be required to pay in cash the amount of any shortfall, which may be applied as a credit in the following year after Sunoco R&M’s minimum obligations for that year are met.

Sunoco R&M’s obligations under this agreement may be permanently reduced or suspended if Sunoco R&M (1) shuts down or reconfigures one of its refineries (other than planned maintenance turnarounds), or is prohibited from using MTBE in the gasoline it produces, and (2) reasonably believes in good faith that such event will jeopardize its ability to satisfy these obligations. Although certain states have already imposed MTBE bans, this has not had a material impact on Sunoco R&M’s obligations under the agreement to date.

Sunoco, Inc. actively manages its assets and operations, and, therefore, changes of some nature, possibly material to our business relationship, may occur at some point in the future.

There can be no assurance that Sunoco R&M will renew the pipelines and terminals storage and throughput agreement, or that, if renewed, the rates will be at or above the current rates. If Sunoco R&M does not extend or renew the pipelines and terminals storage and throughput agreement, the Partnership’s financial condition and results of operations may be adversely affected. The Partnership’s assets were constructed or purchased to service Sunoco R&M’s refining and marketing supply chain and are well-situated to suit Sunoco R&M’s needs. As a result, management of the Partnership would expect that even if this agreement is not renewed, Sunoco R&M would continue to use the pipelines and terminals. However, there can be no assurance that Sunoco R&M will continue to use the Partnership’s facilities or that additional revenues can be generated from third parties.

Sunoco R&M’s obligations under this agreement do not terminate if Sunoco, Inc. and its affiliates no longer own the general partner. This agreement may be assigned by Sunoco R&M only with the consent of the Audit/Conflicts Committee of the general partner’s board of directors.

Omnibus Agreement

In 2002, the Partnership entered into an Omnibus Agreement with Sunoco, Inc., Sunoco R&M, and the general partner that addresses the following matters:

•	Sunoco R&M’s obligation to reimburse the Partnership for specified operating expenses and capital expenditures or otherwise to complete certain tank maintenance and inspection projects;

•	the Partnership’s obligation to pay the general partner or Sunoco, Inc. an annual administrative fee for the provision by Sunoco, Inc. of certain general and administrative services;

•	Sunoco, Inc.’s and its affiliates’ agreement not to compete with the Partnership under certain circumstances;

•	the Partnership’s agreement to undertake to develop and construct or acquire an asset if requested by Sunoco, Inc.;

•	an indemnity by Sunoco, Inc. for certain environmental, toxic tort and other liabilities;

•	the Partnership’s obligation to indemnify Sunoco, Inc. and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the initial public offering and for environmental and toxic tort liabilities related to the assets to the extent Sunoco, Inc. is not required to indemnify the Partnership; and

•	the Partnership’s option to purchase certain pipeline, terminalling, and storage assets retained by Sunoco, Inc. or its affiliates.

Reimbursement of Expenses and Completion of Certain Projects by Sunoco R&M. The Omnibus Agreement requires Sunoco R&M to:

•	reimburse the Partnership for any operating expenses and capital expenditures in excess of $8.0 million per year in each calendar year from 2002 to 2006 that are made to comply with the DOT’s pipeline integrity management rule, subject to a maximum aggregate reimbursement of $15.0 million over the five-year period ending December 31, 2006;

•	complete, at its expense, certain tank maintenance and inspection projects at the Darby Creek Tank Farm; and

•	reimburse the Partnership for up to $10.0 million of required expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements, including: cathodic protection upgrades at these facilities; raising tank farm pipelines above ground level at these facilities; and repairing or demolishing two riveted tanks at the Marcus Hook Tank Farm.

The Partnership reports outlays for these programs as operating expenses or capital expenditures, as appropriate, in the financial statements. Capital expenditures are depreciated over their useful lives. Reimbursements by Sunoco R&M are reflected as capital contributions to Partners’ Capital within the Partnership’s balance sheets.

For the years ended December 31, 2003, 2004 and 2005, the Partnership was reimbursed $1.9 million, $2.1 million, and $7.0 million, respectively, by Sunoco R&M for maintenance capital expenditures and operating expenses incurred in excess of $8.0 million to comply with the DOT’s pipeline integrity management rule. At December 31, 2005, the Partnership has received a cumulative reimbursement of $11.7 million in regard to the $15.0 million maximum reimbursement over the five-year period for compliance expenditures related to the DOT’s pipeline integrity management rule.

For the years ended December 31, 2003, 2004 and 2005, the Partnership was reimbursed by Sunoco R&M for expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. These expenditures, which were recorded as maintenance capital and operating expenses, were as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands of dollars)
Maintenance capital	$2,982	$4,140	$885
Operating expenses	467	540	—

	$3,449	$4,680	$885

At December 31, 2005, the Partnership has received a cumulative reimbursement of $9.9 million relative to the $10.0 million maximum reimbursement for compliance expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm.

General and Administrative Services Fee. Under the Omnibus Agreement, the Partnership pays Sunoco, Inc. or the general partner an annual administrative fee that includes expenses incurred by Sunoco, Inc. and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $8.2 million, $8.4 million and $8.4 million for the years ended December 31, 2003, 2004 and 2005, respectively. This fee does not include the costs of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner (including senior executives), or the cost of their employee benefits. The Partnership has no employees, and reimburses Sunoco, Inc. and its affiliates for these costs and other direct expenses incurred on the Partnership’s behalf. In addition, the Partnership has incurred additional general and administrative costs which it pays directly.

The initial term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) was through the end of 2004. The parties extended the term of Section 4.1 by one year each in January 2005 and January 2006. The 2006 annual fee decreased to $7.7 million, which reflects the Partnership directly incurring some of these general and administrative costs. These costs may be increased if the acquisition or construction of new assets or businesses require an increase in the level of general and administrative services received by the Partnership. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2006, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or other third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted.

In addition to the fees for the centralized corporate functions, selling, general and administrative expenses in the statements of income include the allocation of shared insurance costs of $2.7 million, $2.5 million and $5.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. The insurance costs for the year ended December 31, 2005 include $2.5 million resulting from two special assessments by one of the Partnership’s insurers as a result of Hurricanes Rita and Katrina. The Partnership’s share of allocated Sunoco employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits, was $20.6 million, $21.0 million, and $21.5 million for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Noncompetition. Sunoco, Inc. agreed, and will cause its affiliates to agree, for so long as Sunoco, Inc. controls the general partner, not to engage in, whether by acquisition or otherwise, the business of purchasing crude oil at the wellhead or operating crude oil pipelines or terminals, refined products pipelines or terminals, or LPG terminals in the continental United States. This restriction does not apply to:

•	any business currently operated by Sunoco, Inc. or any of its subsidiaries;

•	any logistics asset constructed by Sunoco, Inc. or any of its subsidiaries within a manufacturing or refining facility in connection with the operation of that facility;

•	any business that Sunoco, Inc. or any of its subsidiaries acquires or constructs that has a fair market value of less than $5.0 million; and

•	any business that Sunoco, Inc. or any of its subsidiaries acquires or constructs that has a fair market value of $5.0 million or more if the Partnership has been offered the opportunity to purchase the business for fair market value not later than six months after completion of such acquisition or construction, and the Partnership declines to do so with the concurrence of the Audit/Conflicts Committee.

In addition, the limitations on the ability of Sunoco, Inc. and its affiliates to compete with the Partnership may terminate upon a change of control of Sunoco, Inc.

Options to Purchase Assets Retained by Sunoco, Inc. The Omnibus Agreement also contains the terms under which the Partnership has the option to purchase Sunoco, Inc.’s direct or indirect interests in Mid-Valley Pipeline Company and Inland Corporation, as well as the Icedale pipeline, as discussed under “Business—Pipeline, Terminalling, and Storage Assets Retained by Sunoco, Inc.”

Indemnification. Under the terms of the Omnibus Agreement and in connection with the contribution of assets by affiliates of Sunoco, Sunoco has agreed to indemnify the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed that arise from the operation of such assets prior to closing of the February 2002 IPO. Sunoco is obligated to indemnify the Partnership for 100 percent of all losses asserted within the first 21 years of closing of the February 2002 IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent a year. For example, for a claim asserted during the twenty-third year after closing of the February 2002 IPO, Sunoco would be required to indemnify the Partnership for 80 percent of the loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. Any environmental and toxic tort liabilities not covered by this indemnity will be the Partnership’s responsibility. Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates, and the determination of the liability at multiparty sites, if any, in light of the number, participation levels, and financial viability of other parties. The Partnership has agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the February 2002 IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

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

Interrefinery Lease Agreement

Under a 20-year lease agreement entered into by the Partnership and Sunoco R&M upon the closing of the February 2002 IPO, Sunoco R&M leases the Partnership’s 58 miles of interrefinery pipelines between Sunoco R&M’s Philadelphia and Marcus Hook refineries for an annual fee which escalates at 1.67 percent each January 1st for the term of the agreement. The annual fee for the year ended December 31, 2005 was $5.3 million. These fees are recorded as revenue within the Partnership’s statements of income.

The lease agreement also requires Sunoco R&M to reimburse the Partnership for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. For the year ended December 31, 2005, the Partnership incurred maintenance capital expenditures of $0.1 million under this provision within the agreement and was reimbursed by Sunoco R&M. The reimbursement was recorded as a capital contribution to Partners’ Capital within the Partnership’s balance sheet.

Crude Oil Purchase Agreement

The Partnership has agreements with Sunoco R&M whereby Sunoco R&M purchases from the Partnership, at market-based rates, particular grades of crude oil that are purchased by the crude oil acquisition and marketing business. These agreements automatically renew on a monthly basis unless terminated by either party on 30 days’ written notice. Sunoco R&M cancelled one of these agreements during 2005 in accordance with the terms, but the cancellation did not have a material impact on the Partnership’s results of operations or cash flows. During each of the three years ended December 31, 2005, Sunoco R&M purchased all the barrels offered pursuant to these agreements and has not indicated that it intends to terminate any additional agreements.

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

Eagle Point Logistics Assets Purchase and Throughput Agreements

On March 30, 2004, the Partnership entered into a purchase agreement with Sunoco R&M to acquire the Eagle Point refinery logistics assets for $20 million. The purchase agreement requires Sunoco R&M to reimburse the Partnership for certain maintenance capital and expense expenditures incurred regarding the assets acquired, as defined, up to $5.0 million within the first 10 years of the closing of the transaction. For the year ended December 31, 2005, the Partnership incurred maintenance capital expenditures of $0.3 million under this provision within the agreement, but did not meet the threshold for reimbursement by Sunoco R&M.

In connection with the acquisition, the Partnership also entered into a throughput agreement with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under this agreement that are comparable to those charged in arm’s length, third-party transactions to:

•

receive or deliver all crude oil to and from the Eagle Point refinery, other than those received or shipped via rail car, tanker truck or pipeline for twelve years ending March 31, 2016. This throughput is an annual amount for the contract period from April 1 to March 31 for the term of the agreement. For the calendar year ended December 31, 2005, the Partnership received a fee of $0.0813 per barrel for the first 130,000 bpd of crude oil and $0.0407 per barrel for volumes in excess of 130,000 bpd. These fees escalate at the rate of 1.67 percent each January 1 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco R&M has exceeded the minimum throughput amount through December 31, 2005 and management of the Partnership expects Sunoco R&M to exceed the minimum throughput amount under the agreement for the contract year from April 1, 2005 through March 31, 2006;

•	receive and deliver at least 41,800 bpd of refined and intermediate products per year at the Eagle Point dock for twelve years ending March 31, 2016. This throughput is an annual amount for the contract period from April 1 to March 31 for the term of the agreement. For the calendar year ended December 31, 2005, the Partnership received a fee of $0.0813 per barrel for the first 14,200 bpd of refined and intermediate products and $0.0407 per barrel for volume in excess of 14,200 bpd and also received a fee of $0.0712 per barrel for each shipment that required vapor combustion services. These fees escalate at the rate of 1.67 percent each January 1 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco R&M has exceeded the minimum throughput amount through December 31, 2005 and management of the Partnership expects Sunoco R&M to exceed the minimum throughput amount under the agreement for the contract year from April 1, 2005 through March 31, 2006; and

•	receive and deliver at least 32,000 bpd of refined and intermediate products per year at the Eagle Point Refined Products Terminal for twelve years ending March 31, 2016. This throughput is an annual amount for the contract period from April 1 to March 31 for the term of the agreement. For the year ended December 31, 2005, the Partnership received per barrel fees as set forth in the contract by refined and intermediate product shipped. These fees will escalate at the rate of 1.67 percent each January 1 for the term of the agreement. Sunoco R&M has not met the minimum throughput amount through December 31, 2005. Under the agreement, Sunoco R&M will pay the Partnership any shortfall if it does not exceed the minimum throughput amount under the agreement for the contract year from April 1, 2005 through March 31, 2006.

Unit Redemptions and Equity Offering Cost-Sharing Agreements

In May and June 2005, the Partnership sold 2.775 million common units in a public offering for net proceeds of $99.2 million. The net proceeds were used to redeem 2.775 million common units owned by Sunoco. Also in connection with the equity offering, Sunoco reimbursed the Partnership for $0.4 million in transaction costs incurred by the Partnership. The reimbursement was accounted for in the third quarter of 2005 as an increase to Partners’ Capital within the Partnership’s consolidated balance sheet.

In April 2004, the Partnership sold 3.4 million common units in a public offering. In connection with this common unit offering, the Partnership utilized a portion of the offering proceeds to redeem 2.2 million common units held by Sunoco at a price per unit equal to the public offering price per unit after the underwriters’ commissions, or an aggregate of $82.7 million. Sunoco reimbursed the Partnership for $0.4 million in transaction costs it incurred based upon the percentage that Sunoco’s net redemption proceeds received represented of the total gross proceeds of the Partnership’s offering (64.2 percent). The reimbursement was accounted for in the fourth quarter of 2004 as an increase to Partners’ Capital within the Partnership’s consolidated balance sheet.

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

The $300 million Credit Facility, with outstanding borrowings at December 31, 2005 of $106.6 million, exposes the Partnership to interest rate risk, since it bears interest at a variable rate (4.74 percent at December 31, 2005). A one percent change in interest rates changes annual interest expense by approximately $1.1 million.

I TEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2005, the Partnership’s internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Partnership’s internal control over financial reporting, which appears in this section.

Deborah M. Fretz

President and Chief Executive Officer

Colin A. Oerton

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors of

Sunoco Partners LLC:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sunoco Logistics Partners L.P. (the “Partnership”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 financial statements of the Partnership and our report dated February 23, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 23, 2006

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors of

Sunoco Partners LLC:

We have audited the accompanying balance sheets of Sunoco Logistics Partners L.P. (the “Partnership”) as of December 31, 2004 and 2005 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunoco Logistics Partners L.P. at December 31, 2004 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 23, 2006

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF INCOME

(in thousands, except units and per unit amounts)

	Year Ended December 31,
	2003	2004	2005
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$1,383,090	$1,751,612	$1,986,019
Unaffiliated customers	1,274,383	1,699,673	2,496,593
Other income	16,730	13,932	14,295

Total Revenues	2,674,203	3,465,217	4,496,907

Costs and Expenses
Cost of products sold and operating expenses	2,519,160	3,307,480	4,326,713
Depreciation and amortization	27,157	31,933	33,838
Selling, general and administrative expenses	48,412	48,449	53,048

Total Costs and Expenses	2,594,729	3,387,862	4,413,599

Operating Income	79,474	77,355	83,308
Net interest cost paid to affiliates (Note 3)	15	439	468
Other interest cost and debt expense, net	20,518	19,885	21,611
Capitalized interest	(493)	—	(480)

Net Income	$59,434	$57,031	$61,709

Calculation of Limited Partners’ interest in Net Income:
Net Income	$59,434	$57,031	$61,709
Less: General Partner’s interest in Net Income	(1,423)	(2,828)	(3,054)

Limited Partners’ interest in Net Income	$58,011	$54,203	$58,655

Net Income per Limited Partner unit:
Basic	$2.55	$2.29	$2.37

Diluted	$2.53	$2.27	$2.35

Weighted average Limited Partners’ units outstanding (Note 5):
Basic	22,771,793	23,666,211	24,783,852

Diluted	22,894,520	23,907,151	24,953,713

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

BALANCE SHEETS

(in thousands)

	December 31,
	2004	2005
Assets
Current Assets
Cash and cash equivalents	$52,660	$21,645
Advances to affiliates (Note 3)	12,349	—
Accounts receivable, affiliated companies (Note 3)	140,328	136,536
Accounts receivable, net	396,479	584,509
Inventories (Note 6)	27,128	28,261

Total Current Assets	628,944	770,951
Properties, plants and equipment, net (Note 7)	647,200	814,836
Investment in affiliates (Note 8)	69,745	69,097
Deferred charges and other assets	22,897	25,801

Total Assets	$1,368,786	$1,680,685

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$553,629	$720,127
Accrued liabilities	25,284	32,884
Accrued taxes other than income	15,162	20,986
Advances from affiliates (Note 3)	—	5,750

Total Current Liabilities	594,075	779,747
Long-term debt (Note 9)	313,305	355,573
Other deferred credits and liabilities	812	21,954
Commitments and contingent liabilities (Note 10)

Total Liabilities	908,192	1,157,274

Partners’ Capital:
Limited partners’ interest	452,856	515,512
General partner’s interest	7,738	7,899

Total Partners’ Capital	460,594	523,411

Total Liabilities and Partners’ Capital	$1,368,786	$1,680,685

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2004	2005
Cash Flows from Operating Activities:
Net Income	$59,434	$57,031	$61,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,157	31,933	33,838
Gain on claim settlement	(1,175)	—	—
Restricted unit incentive plan expense	2,204	3,204	3,221
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(11,470)	(23,392)	3,792
Accounts receivable, net	(51,164)	(94,244)	(188,030)
Inventories	(1,524)	140	(1,133)
Accounts payable and accrued liabilities	69,408	127,113	173,380
Accrued taxes other than income	39	3,850	5,824
Other	4,303	987	(1,766)

Net cash provided by operating activities	97,212	106,622	90,835

Cash Flows from Investing Activities:
Capital expenditures	(37,377)	(46,418)	(73,345)
Acquisitions	(3,699)	(49,165)	(107,309)
Net proceeds from claim settlement	2,068	—	—

Net cash used in investing activities	(39,008)	(95,583)	(180,654)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(46,227)	(57,483)	(67,331)
Net proceeds from issuance of Limited Partner units	—	128,738	159,641
Redemption of Limited Partner units from Sunoco	—	(82,690)	(99,203)
Net contribution from General Partner for Limited Partner unit transactions	—	989	336
Advances to affiliates, net	3,428	(5,061)	18,099
Borrowings under credit facility	—	64,500	98,600
Repayments under credit facility	—	(64,500)	(56,500)
Repayments of long-term debt	(4,478)	—	—
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,863)
Contributions from affiliate	5,314	7,047	8,025

Net cash provided by/(used in) financing activities	(41,963)	(8,460)	58,804

Net change in cash and cash equivalents	16,241	2,579	(31,015)
Cash and cash equivalents at beginning of year	33,840	50,081	52,660

Cash and cash equivalents at end of year	$50,081	$52,660	$21,645

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners				General Partner	Total Partners’ Capital
	Common		Subordinated
	Units	$	Units	$	$	$
Balance at January 1, 2003	11,388	$192,688	11,384	$184,627	$5,718	$383,033
Contribution from affiliate	—	1,726	—	3,482	106	5,314
Unissued units under incentive plans	—	2,204	—	—	—	2,204
Net income	—	29,011	—	29,000	1,423	59,434
Cash distributions	—	(22,634)	—	(22,625)	(968)	(46,227)

Balance at December 31, 2003	11,388	$202,995	11,384	$194,484	$6,279	$403,758

Issuance of Limited Partner units to the public (Note 2)	3,400	128,738	—	—	2,759	131,497
Redemption of Limited Partner units from affiliate (Note 2)	(2,183)	(82,690)	—	—	(1,770)	(84,460)
Contribution from affiliate	—	1,608	—	5,298	141	7,047
Unissued units under incentive plans	—	3,204	—	—	—	3,204
Net income	—	28,149	—	26,054	2,828	57,031
Cash distributions	—	(28,574)	—	(26,410)	(2,499)	(57,483)

Balance at December 31, 2004	12,605	$253,430	11,384	$199,426	$7,738	$460,594

Issuance of Limited Partner units to the public (Note 2)	4,400	159,641	—	—	3,417	163,058
Redemption of Limited Partner units from affiliate (Note 2)	(2,775)	(99,203)	—	—	(2,124)	(101,327)
Conversion of Subordinated units to Common units held by affiliate (Note 3)	2,846	49,857	(2,846)	(49,857)	—	—
Contribution from affiliate	—	2,345	—	5,519	161	8,025
Distribution to affiliate	—	(313)	—	(759)	(22)	(1,094)
Unissued units under incentive plans	—	2,503	—	—	—	2,503
Units issued under incentive plans	155	(2,863)	—	—	137	(2,726)
Net income	—	38,532	—	20,123	3,054	61,709
Cash distributions	—	(44,975)	—	(17,894)	(4,462)	(67,331)

Balance at December 31, 2005	17,231	$358,954	8,538	$156,558	$7,899	$523,411

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation

Sunoco Logistics Partners L.P. (the “Partnership”) is a Delaware limited partnership formed by Sunoco, Inc. (“Sunoco”) in October 2001 to acquire, own and operate a substantial portion of Sunoco, Inc.’s logistics business, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast, Midwest and South Central United States. The financial statements of the Partnership contain the accounts of the Partnership and its subsidiaries. Equity ownership interests in corporate joint ventures, which are not consolidated, are accounted for under the equity method.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

Revenue Recognition

Terminalling and storage revenues are recognized at the time the services are provided. Pipeline revenues are recognized upon delivery of the barrels to the location designated by the shipper. Crude oil gathering and marketing revenues are recognized when title to the crude oil is transferred to the customer. Revenues are not recognized for crude oil exchange transactions, which are entered into primarily to acquire crude oil of a desired quality or to reduce transportation costs by taking delivery closer to the Partnership’s end markets. Any net differential for exchange transactions is recorded as an adjustment of inventory costs in the purchases component of cost of products sold and operating expenses in the statements of income based upon the concepts set forth in APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” In September 2005, the Emerging Issues Task Force (the “EITF”) completed its deliberations on the accounting for exchange transactions in Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. The consensus reached in EITF 04-13 supports the Partnership’s accounting treatment of its exchange transactions.

Affiliated revenues consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco R&M. Sales of crude oil to affiliates are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues from affiliates are generally determined using posted tariffs. In 2002, the Partnership entered into a pipelines and terminals storage and throughput agreement with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under these agreements comparable to those charged in arm’s-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco R&M has agreed to pay the Partnership a minimum level of revenue for transporting and terminalling refined products. Sunoco R&M also has agreed to minimum throughputs of refined products and crude oil in the Partnership’s Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines. In 2004, in connection with the Partnership’s acquisition of the Eagle Point logistics assets, Sunoco R&M also agreed to minimum throughputs of refined products and crude oil at the Eagle Point truck rack, docks and pipeline assets (see Note 3).

Cash Equivalents

The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market accounts.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accounts Receivable, net

Accounts receivable represent valid claims against non-affiliated customers (see Note 3 for affiliated receivables) for products sold or services rendered. The Partnership extends credit terms to certain customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and reserves are recorded for doubtful accounts based upon management’s estimate of collectibility at the time of review. Actual balances are charged against the reserve when all collection efforts have been exhausted. The following table provides the activity in the allowance for doubtful accounts for the three-year period ended December 31, 2005:

	2003	2004	2005
Balance at January 1	$500	$500	$—
Amounts charged to expense	—	—	—
Deductions	—	(500)	—

Balance at December 31	$500	$—	$—

Inventories

Inventories are valued at the lower of cost or market. Crude oil inventory cost has been determined using the last-in, first-out method (“LIFO”). Under this methodology, the cost of products sold consists of the actual crude oil acquisition costs of the Partnership. Such costs are adjusted to reflect increases or decreases in crude oil inventory quantities, which are valued based on the changes in the LIFO inventory layers. The cost of materials, supplies and other inventories is principally determined using the average cost method.

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Additions to properties, plants and equipment, including replacements and improvements, are recorded at cost. Repair and maintenance expenditures are charged to expense as incurred. Depreciation is provided principally using the straight-line method based on the estimated useful lives of the related assets. For certain interstate pipelines, the depreciation rate is applied to the net asset value based on FERC requirements. When FERC-regulated properties, plants and equipment are retired or otherwise disposed of, the cost less net proceeds is charged to accumulated depreciation and amortization, except that gains and losses for unusual disposals for those groups are reflected in other income in the statements of income. Gains and losses on the disposal of non-FERC properties, plants and equipment are reflected in other income in the statements of income.

During 2004 and 2005, the Partnership accelerated the depreciation of assets related to equipment upgrade programs and the Western area headquarters’ move from Tulsa, Oklahoma to Sugar Land, Texas, based upon the estimated remaining useful lives of these assets until their replacement. The acceleration resulted in $1.8 million of additional depreciation expense recognized in 2004, $1.8 million in 2005, and will result in an additional $0.5 million of additional depreciation expense in 2006.

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. During the years ended December 31, 2003 and 2005, the amount of interest capitalized was $0.5 million and $0.5 million, respectively. There were no amounts capitalized in 2004. The weighted average rate used to capitalize interest on borrowed funds was 7.3 percent for 2003 and 6.5 percent for 2005.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

Long-lived assets other than those held for sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the estimated fair value of the impaired asset. Long-lived assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell the assets.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of the purchase price over fair value of net assets acquired, is presented net of accumulated amortization within deferred charges and other assets on the balance sheets. At December 31, 2004 and 2005, the Partnership had $16.2 million of goodwill and accumulated amortization of $1.3 million related to goodwill. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Partnership determined during 2003, 2004 and 2005 that such assets were not impaired.

Deferred financing fees of $2.6 million, net of accumulated amortization of $0.8 million, as of December 31, 2004, and $2.4 million, net of accumulated amortization of $1.2 million, as of December 31, 2005, have been included within deferred charges and other assets on the balance sheets. The Partnership deferred total fees of $0.6 million paid in 2004 and $0.2 million paid in 2005 related to the renewal and amendment of the Credit Facility during those periods. Amortization expense of $0.6 million, $0.7 million and $0.4 million for the years ended December 31, 2003, 2004 and 2005, respectively, has been included within other interest cost and debt expense on the statements of income. The Partnership amortizes deferred financing fees over the life of the respective debt agreement.

Investment in Affiliates

Investments in affiliates, which consist of corporate joint ventures, are accounted for under the equity method of accounting as required by Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). Under this method, an investment is carried at acquisition cost, increased for the equity in income or decreased for the equity in loss from the date of acquisition, and reduced for dividends received. The Partnership had $0.7 million of undistributed earnings from its investments in corporate joint ventures within Partners’ Capital on its December 31, 2005 balance sheet. During the years ended December 31, 2003, 2004 and 2005, the Partnership received dividends of $12.9 million, $13.3 million, and $13.2 million, respectively, from its investments in corporate joint ventures.

The Partnership allocates its excess investment cost over its equity in the net assets of affiliates to the underlying tangible and intangible assets of the corporate joint ventures. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years. The amortization of these amounts is included within depreciation and amortization in the statements of income.

Environmental Remediation

The Partnership accrues environmental remediation costs for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are undiscounted and are based on currently available information, estimated timing of remedial actions and related inflation assumptions,

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

existing technology and presently enacted laws and regulations. If a range of probable environmental cleanup costs exists for an identified site, the minimum of the range is accrued unless some other point or points in the range are more likely, in which case the most likely amount in this range is accrued.

Income Taxes

No provision for U.S. federal income taxes is included in the accompanying financial statements, because as a partnership we are not subject to federal or state income tax and the tax effect of our activities accrues to the unitholders.

Long-Term Incentive Plan

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) was issued, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123R requires a fair-value-based method of accounting for share-based payment transactions. SFAS No. 123R also requires the use of a non-substantive vesting period approach for new share-based payment transactions that vest when an employee becomes retirement eligible as is the case under the Partnership’s Long-Term Incentive Plan (i.e., the vesting period cannot exceed the date an employee becomes retirement eligible). The effect will be to accelerate expense recognition for units awarded to retirement-eligible participants compared to the vesting period approach the Partnership currently uses, which reflects the stated vesting period. The future impact of the non-substantive vesting period will be dependent upon the value of future awards granted to employees who are eligible to retire prior to the stated vesting periods of those awards. The Partnership intends to adopt SFAS No. 123R effective January 1, 2006. As the Partnership follows the fair value method of accounting prescribed by SFAS No. 123, the other provisions of SFAS No. 123R are not expected to have an impact on the Partnership’s financial statements.

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FASB Interpretation No. 47”). FASB Interpretation No. 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FASB Interpretation No. 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated. FASB Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. In conjunction with the implementation of FASB Interpretation No. 47 in the fourth quarter of 2005, the Partnership recorded an increase in the liability for asset retirement obligations of $20.6 million (included as a component of other deferred credits and liabilities on the balance sheet) and additional properties, plants and equipment of $20.6 million, primarily attributed to pipelines and crude oil and refined product storage tanks at the Partnership’s facilities. This amount approximates the amount that would have been included in the balance sheets at the beginning of 2004 and as of December 31, 2004 if FASB Interpretation No. 47 had been applied to that period. This change did not have a significant impact on the Partnership’s statement of income for the year ended December 31, 2005. The Partnership believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Lease Accounting

Effective July 1, 2003, the Partnership adopted the provisions of Emerging Issues Task Force Issue 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). EITF 01-8 provides guidance in determining whether an arrangement meets the definition of a lease under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS No. 13”). SFAS No. 13 defines a lease as an agreement conveying the right to use property, plant or equipment for a stated period of time. EITF 01-8 provides criteria to determine whether an arrangement conveys the right to use property, plant and equipment under SFAS No. 13. The accounting requirements under EITF 01-8 could affect an arrangement’s timing of revenue and expense recognition, and revenues reported as transportation and storage services might have to be reported as rental or leasing income. The provisions of EITF 01-8 are to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations after July 1, 2003. Previous arrangements that would be leases or would contain a lease according to this pronouncement will continue to be recorded in accordance with their prior accounting treatment. The Partnership is continually analyzing its agreements that were in existence prior to July 1, 2003 to determine if the accounting for these agreements would be impacted upon renewal or amendment. The provisions of EITF 01-8 had no impact on the Partnership’s financial statements for the years ended December 31, 2003, 2004 and 2005.

Hurricane Rita Losses

On September 24, 2005, Hurricane Rita damaged the Partnership’s Nederland Terminal facility and a portion of the Western Pipeline System, impacting several storage tanks, dock facilities, buildings and equipment. Although the Nederland Terminal resumed operations on October 3, 2005, the business was impacted for a few weeks as a result of interruptions in customer and supplier business activities related to the Hurricane. The estimated lost operating income and additional operating expenses incurred in 2005 attributed to the Hurricane totaled $5.3 million. The Partnership will incur additional costs in 2006 to repair its damaged facilities, and expects to negotiate a settlement with its insurance carrier for reimbursement of a portion of its costs during 2006.

2. Equity Offerings

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

In May 2005, the Partnership sold 2.5 million common units in a public offering. In June 2005, the Partnership sold an additional 275,000 common units to cover over-allotments in connection with the May 2005 sale. The purchase price for the over-allotment was equal to the offering price in the May 2005 sale. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of units resulted in total gross proceeds of $104.1 million, and net proceeds of $99.2 million, after underwriters’ commissions and legal, accounting and other transaction expenses. Net proceeds from the sale were used to redeem 2.775 million common units owned by Sunoco. The redemption price per unit was equal to the public offering price per unit after the underwriters’ commissions.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In August 2005, the Partnership sold 1.5 million common units in a public offering. In September 2005, the Partnership sold an additional 125,000 common units to cover over-allotments in connection with the August 2005 sale. The purchase price for the over allotment was equal to the offering price in the August 2005 sale. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The total sale of units resulted in total gross proceeds of $63.4 million, and net proceeds of $60.4 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the sale were used to repay $56.5 million of the debt incurred to finance the August 1, 2005 purchase of a Texas crude oil pipeline system and storage facilities with the balance for general partnership purposes. As a result of this issuance of 1.625 million common units, the general partner contributed $1.3 million to the Partnership to maintain its 2.0 percent general partner interest. At December 31, 2005, Sunoco’s ownership in the Partnership, including its 2.0 percent general partner interest, was 47.9 percent.

3. Related Party Transactions

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership’s revolving credit facility (see Note 9).

Administrative Services

Under the Omnibus Agreement, the Partnership pays Sunoco, Inc. or the general partner an annual administrative fee that includes expenses incurred by Sunoco, Inc. and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $8.2 million, $8.4 million and $8.4 million for the years ended December 31, 2003, 2004 and 2005, respectively. This fee does not include the costs of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner (including senior executives), or the cost of their employee benefits. The Partnership has no employees, and reimburses Sunoco, Inc. and its affiliates for these costs and other direct expenses incurred on the Partnership’s behalf. In addition, the Partnership has incurred additional general and administrative costs which it pays directly.

The initial term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) was through the end of 2004. The parties extended the term of Section 4.1 by one year each in January 2005 and January 2006. The 2006 annual fee will decrease to $7.7 million, which reflects the Partnership directly incurring some of these general and administrative costs. These costs may be increased if the acquisition or construction of new assets or businesses require an increase in the level of general and administrative services received by the Partnership. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2006, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or other third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In addition to the fees for the centralized corporate functions, selling, general and administrative expenses in the statements of income include the allocation of shared insurance costs of $2.7 million, $2.5 million and $5.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. The insurance costs for the year ended December 31, 2005 include $2.5 million resulting from two special assessments by one of the Partnership’s insurers as a result of Hurricanes Rita and Katrina. The Partnership’s share of allocated Sunoco employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits, was $20.6 million, $21.0 million, and $21.5 million for the years ended December 31, 2003, 2004 and 2005, respectively. These expenses are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the statements of income.

Affiliated Revenues and Accounts Receivable, Affiliated Companies

Affiliated revenues in the statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco R&M. Sales of crude oil are computed using the formula-based pricing mechanism of a supply agreement with Sunoco R&M. Management of the Partnership believes these terms to be comparable to those that could be negotiated with an unrelated third party. Pipeline revenues are generally determined using posted tariffs. In 2002, the Partnership entered into a pipelines and terminals storage and throughput agreement and various other agreements with Sunoco R&M under which the Partnership is charging Sunoco R&M fees for services provided under these agreements that, in management’s opinion, are comparable to those charged in arm’s-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco R&M has agreed to pay the Partnership a minimum level of revenues for transporting and terminalling refined products. Sunoco R&M also has agreed to minimum throughputs of refined products and crude oil in the Partnership’s Inkster Terminal, Fort Mifflin Terminal Complex, Marcus Hook Tank Farm and certain crude oil pipelines. Under various other agreements entered into in 2002, Sunoco R&M is, among other things, purchasing from the Partnership, at market-based rates, particular grades of crude oil that the Partnership’s crude oil acquisition and marketing business purchases for delivery to certain pipelines. These agreements automatically renew on a monthly basis unless terminated by either party on 30 days’ written notice. During the year ended December 31, 2005 one of these agreements was terminated by Sunoco R&M, however the cancellation has not had a material impact on the Partnership’s results of operations. Sunoco R&M also leases the Partnership’s 58 miles of interrefinery pipelines between Sunoco R&M’s Philadelphia and Marcus Hook refineries for a term of 20 years.

Capital Contributions

The Omnibus Agreement requires Sunoco R&M to: reimburse the Partnership for any operating expenses and capital expenditures in excess of $8.0 million per year in each calendar year through 2006 that are made to comply with the U.S. Department of Transportation’s (“DOT”) pipeline integrity management rule, subject to a maximum aggregate reimbursement of $15.0 million over the five-year period ending December 31, 2006; complete, at its expense, certain tank maintenance and inspection projects at the Darby Creek Tank Farm; and reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements.

For the years ended December 31, 2003, 2004 and 2005, the Partnership was reimbursed $1.9 million, $2.1 million and $7.0 million, respectively, by Sunoco R&M for maintenance capital expenditures and operating expenses incurred in excess of $8.0 million to comply with DOT’s pipeline integrity management rule. At December 31, 2005, the Partnership has received a cumulative reimbursement of $11.7 million in regard to the

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

$15.0 million maximum reimbursement over the five-year period for compliance expenditures relative to the DOT’s pipeline integrity management rule.

For the years ended December 31, 2003, 2004 and 2005, the Partnership was reimbursed by Sunoco R&M for expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. These expenditures, which were recorded as maintenance capital and operating expenses, were as follows:

	Year Ended December 31,
	2003	2004	2005
	(amounts in thousands)
Maintenance capital	$2,982	$4,140	$885
Operating expenses	467	540	—

	$3,449	$4,680	$885

At December 31, 2005, the Partnership has received a cumulative reimbursement of $9.9 million relative to the $10.0 million maximum reimbursement for compliance expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm.

The aggregate amounts reimbursed related to these provisions of the Omnibus Agreement of $5.3 million, $6.8 million and $7.9 million for the years ended December 31, 2003, 2004 and 2005, respectively, by Sunoco R&M related to these projects were recorded as capital contributions to Partners’ Capital within the Partnership’s balance sheets.

Under the terms of the Interrefinery Lease Agreement, Sunoco R&M is required to reimburse the Partnership for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. The Eagle Point purchase agreement requires Sunoco R&M to reimburse the Partnership for certain maintenance capital and expense expenditures incurred regarding the assets acquired, as defined, up to $5.0 million within the first 10 years of closing of the transaction. For the years ended December 31, 2004 and 2005, the Partnership incurred maintenance capital expenditures of $0.2 million and $0.1 million, respectively, under the provisions within these agreements and was reimbursed by Sunoco R&M. The reimbursements were recorded as capital contributions to Partners’ Capital within the Partnership’s balance sheet.

Asset Acquisitions

On December 5, 2005, the Partnership acquired a subsidiary of Sunoco which owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million (see Note 4). Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of $0.2 million, and the $1.1 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution.

On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20 million (see Note 4).

Redemption of Common Units

In April 2004, the Partnership sold 3.4 million common units in a public offering (see Note 2). The proceeds of this offering were partially utilized to redeem approximately 2.2 million common units from Sunoco for $82.7

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

million. As a result of this net issuance of 1.2 million common units, the general partner contributed $1.0 million to the Partnership to maintain its 2.0 percent ownership interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its balance sheet. In connection with the equity offering, Sunoco agreed to reimburse the Partnership for transaction costs incurred by the Partnership based upon the percentage that Sunoco’s net redemption proceeds received represented of the total gross proceeds of the Partnership’s offering (approximately 64.2 percent). Reimbursement of these costs of $0.4 million occurred during the fourth quarter of 2004 when the transaction costs were finalized and was accounted for as an increase to Partners’ Capital within the Partnership’s balance sheet.

In May 2005, the Partnership sold 2.5 million common units in a public offering. In June 2005, the Partnership sold an additional 275,000 common units to cover over-allotments in connection with the May 2005 sale (see Note 2). Net proceeds from the sale were used to redeem 2.775 million common units owned by Sunoco for $99.6 million. Also in connection with the equity offering, Sunoco agreed to reimburse the Partnership for transaction costs incurred by the Partnership. Reimbursement of these costs of $0.4 million occurred during the third quarter of 2005 when the transaction costs were finalized and was accounted for as an increase to Partners’ Capital within the Partnership’s balance sheet.

4. Acquisitions

On December 5, 2005, the Partnership purchased a subsidiary of Sunoco that owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million. The Mesa Pipe Line system consists of an 80-mile, 24-inch crude oil pipeline from Midland, Texas to Colorado City, Texas, with an operating capacity of 316,000 barrels per day, and approximately 800,000 barrels of tankage at Midland. Mesa Pipeline connects to West Texas Gulf’s pipeline, which supplies crude oil to Mid-Valley. On December 29, 2005, the Partnership purchased an additional 29.8 interest in the Mesa Pipe Line system from Chevron for $5.3 million. The purchase prices of the acquisitions were funded with $6.6 million of net borrowings under the Partnership’s Credit Facility, and were allocated on a preliminary basis to property, plant and equipment within the Western Pipeline System business segment.

On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for $100.0 million. The pipeline system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 barrels per day. It originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The storage facilities include the Corsicana terminal, which has 2.9 million barrels of shell capacity for crude oil, and the Ringgold, Texas terminal, which consists of 0.5 million barrels of shell capacity for crude oil. In addition, the Partnership invested approximately $16.0 million to construct a new 20-mile pipeline to connect the Corsicana to Wichita Falls pipeline to the West Texas Gulf pipeline, in which the Partnership has a 43.8% ownership interest. The Partnership funded the purchase price of the Corsicana to Wichita Falls pipeline and storage facilities with a $75.0 million borrowing under the Credit Facility and $25.0 million of cash. The Partnership repaid $56.5 million of the additional indebtedness with proceeds from the August 2005 units offering (see Note 2), reducing the net borrowings used to fund the acquisition to $18.5 million. The pipeline construction and the acquisition of the related right-of-way were also funded with borrowings under the Partnership’s Credit Facility. The purchase price was allocated to property, plant and equipment within the Western Pipeline System business segment

On November 30, 2004, the Partnership acquired a refined products terminal located in Columbus, Ohio for approximately $8.0 million. The terminal is connected to a third-party, refined product, common carrier pipeline and includes 6 refined product tanks with approximately 160,000 barrels of working storage capacity. The purchase price was funded through cash on hand, and was allocated to property, plant and equipment within the Terminal Facilities business segment.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On March 30, 2004, the Partnership acquired the Eagle Point refinery logistics assets from Sunoco R&M for $20.0 million. The Eagle Point logistics assets consist of crude and refined product ship and barge docks, a refined product truck rack, and a 4.5-mile, refined product pipeline from the Eagle Point refinery to the origin of the Harbor pipeline. In connection with the acquisition, the Partnership entered into a throughput agreement with Sunoco R&M whereby they have agreed to maintain minimum volumes on the truck rack upon completion of certain capital improvements which were completed during the fourth quarter of 2004. The purchase price was funded initially through cash on hand. A portion of the proceeds of the April 7, 2004 sale of common units was subsequently utilized to replenish cash used to fund this acquisition (see Note 2). The purchase price was allocated to property, plant and equipment. The ship and barge docks and the truck rack have been included within the Terminal Facilities business segment, while the pipeline has been included within the Eastern Pipeline System.

5. Net Income Per Unit Data

Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”) “Participating Securities and the Two-Class Method under FASB Statement No. 128” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. EITF 03-06 provides that the general partner’s interest in net income is to be calculated based on the amount that would be allocated to the general partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. The Partnership applied EITF 03-06 prospectively beginning with the third quarter of 2005. The application of EITF 03-06 may have an impact on earnings per limited partner unit in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued. The effect of applying EITF 03-06 to prior periods, however, would not have been material.

The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 12). The general partner was allocated net income of $1.4 million (representing

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.4 percent of total net income for the period) for the year ended December 31, 2003, $2.8 million (representing 5.0 percent of total net income for the period) for the year ended December 31, 2004, and $3.1 million (representing 4.9 percent of total net income for the period) for the year ended December 31, 2005. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards (see Note 11), as calculated by the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Weighted average number of limited partner units outstanding—basic	22,771,793	23,666,211	24,783,852
Add effect of dilutive unit incentive awards	122,727	240,940	169,861

Weighted average number of limited partner units—diluted	22,894,520	23,907,151	24,953,713

6. Inventories

The components of inventories are as follows (in thousands of dollars):

	December 31,
	2004	2005
Crude oil	$26,428	$27,561
Materials, supplies and other	700	700

	$27,128	$28,261

The current replacement cost of crude oil inventory exceeded its carrying value by $59.7 million and $94.5 million at December 31, 2004 and 2005, respectively. During 2004, the Partnership reduced crude oil inventory quantities, which were valued at lower LIFO costs prevailing in prior years. The effect of this reduction in inventory was to increase 2004 net income by $0.5 million.

7. Properties, Plants and Equipment

The components of net properties, plants and equipment are as follows (in thousands of dollars):

	Estimated Useful Lives	December 31,
		2004	2005
Land and land improvements (including rights of way)	—	$56,678	$65,709
Pipeline and related assets	38 - 60	536,502	642,111
Terminals and storage facilities	5 - 44	383,809	436,628
Other	5 - 48	77,656	78,958
Construction-in-progress	—	41,283	64,136

		1,095,928	1,287,542
Less: Accumulated depreciation and amortization		(448,728)	(472,706)

		$647,200	$814,836

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of December 31, 2004 and 2005 are as follows:

Partnership Ownership Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%

The following table provides summarized financial information on a 100 percent basis for the Partnership’s equity ownership interests. (in thousands of dollars):

	2003	2004	2005
Income Statement Data:
Total revenues	$345,741	$375,740	$375,435
Income before income taxes	$155,577	$158,529	$147,204
Net income	$94,437	$100,876	$92,657
Balance Sheet Data (as of year-end):
Current assets	$93,479	$100,971	$100,241
Non-current assets	$472,444	$473,183	$468,994
Current liabilities	$67,834	$69,836	$80,054
Non-current liabilities	$444,845	$446,482	$437,004
Net equity	$53,244	$57,836	$52,177

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at December 31, 2005 include an excess investment amount of approximately $55.6 million, net of accumulated amortization of $2.0 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the statements of income.

9. Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	December 31,
	2004	2005
Credit Facility	$64,500	$106,600
Senior Notes	250,000	250,000
Less unamortized bond discount	(1,195)	(1,027)

	$313,305	$355,573

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Credit Facility

On December 1, 2005, Sunoco Logistics Partners Operations L.P., a wholly-owned entity of the Partnership (the “Operating Partnership”), amended the November 22, 2004, Credit Facility to increase the commitment amount from $250 million to $300 million, and extend the term by one year to November 22, 2010.

The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowing under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at December 31, 2004 and 2005 was 2.94 and 4.74 percent, respectively. The Credit Facility may be prepaid at any time. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants (each as defined in the credit agreement) requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period; and an interest coverage ratio of at least 3.0 to 1. The Operating Partnership is in compliance with these covenants as of December 31, 2005. The Partnership’s ratio of total debt to EBITDA was 2.9 to 1 and the interest coverage ratio was 5.2 to 1 for the year ended December 31, 2005.

Senior Notes

The Senior Notes were issued in connection with the February 2002 IPO by the Operating Partnership at a discount of 99.325 percent of the principal amount, are due February 15, 2012, and bear interest at 7.25 percent. The discount is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of December 31, 2005. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity.

The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional.

The Partnership has no operations and its only assets are its investments in its wholly-owned partnerships and subsidiaries. The Operating Partnership also has no operations and its assets are limited primarily to its investments in its wholly-owned operating partnerships, deferred charges, and cash and cash equivalents of $21.6 million. Except for amounts associated with the Senior Notes, the Credit Facility, cash and cash equivalents and advances to affiliate, the assets and liabilities in the balance sheets and the revenues and costs and expenses in the statements of income are primarily attributable to the operating partnerships. See Note 18 for supplemental condensed consolidating financial information.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The aggregate amount of long-term debt maturities is as follows (in thousands of dollars):

Year Ended December 31:
2010	$106,600
2012	250,000

$356,600

Cash payments for interest related to long-term debt, net of capitalized interest (see Note 1), were $19.3 million, $19.4 million and $20.6 million in 2003, 2004 and 2005, respectively.

10. Commitments and Contingent Liabilities

Total rental expense for 2003, 2004 and 2005 amounted to $4.5 million, $4.5 million and $4.7 million, respectively. The Partnership, as lessee, has noncancelable operating leases for land, office space and equipment for which the aggregate amount of future minimum annual rentals as of December 31, 2005 is as follows (in thousands of dollars):

Year Ended December 31:
2006	$3,157
2007	3,020
2008	2,669
2009	2,204
2010	1,980
Thereafter	7,359

Total	$20,389

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At December 31, 2004 and 2005, there were accrued liabilities for environmental remediation in the balance sheets of $0.8 million and $0.6 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $1.2 million, $1.4 million and $1.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.

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

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

the Partnership at December 31, 2005. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at December 31, 2005. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at December 31, 2005.

11. Management Incentive Plan

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

Restricted Units

A restricted unit entitles the grantee to receive a common unit or, at the discretion of the Compensation Committee, an amount of cash equivalent to the value of a common unit upon the vesting of the unit, which may include the attainment of predetermined performance targets. The Compensation Committee may make additional grants under the LTIP to employees and directors containing such terms as the Compensation Committee shall determine. Common units to be delivered to the grantee upon vesting may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from the Partnership or any other person, or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the cost incurred in

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

acquiring common units. If the Partnership issues new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The Compensation Committee, in its discretion, may grant tandem distribution equivalent rights (“DERs”) with respect to the restricted units. DERs entitle the grantee to receive an amount of cash equal to the per unit cash distributions made by the Partnership during the period the restricted unit is outstanding.

The following table provides the LTIP restricted unit activity for the three-year period ended December 31, 2005:

	2003	2004	2005
Outstanding at January 1	185,625	264,247	341,821
Granted(1)	66,714	52,045	55,787
Performance factor adjustment(2)	19,508	25,529	53,180
Matured	—	—	(219,042)
Cancelled	(7,600)	—	(3,114)

Outstanding at December 31	264,247	341,821	228,632

(1)	The weighted average price for restricted unit awards on the date of grant was $24.94, $37.15 and $41.93 for awards granted in 2003, 2004 and 2005, respectively.
(2)	Consists of adjustments to performance-based awards to reflect actual performance. The adjustments are required since the original grants of these awards were at 100 percent of the targeted amounts.

The Partnership recognized non-cash compensation expense of $2.2 million, $3.2 million and $3.2 million for the years ended December 31, 2003, 2004 and 2005, respectively, related to the unit grants and performance factor adjustments noted in the table above. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of Partners’ Capital when earned.

Unit Options

A unit option entitles the grantee to purchase a common unit at a price determined at the date of grant by the Compensation Committee. There have been no grants of unit options for the years ended December 31, 2003, 2004 and 2005, and there are no unit options outstanding as of December 31, 2005. However, the Compensation Committee may, in the future, make grants under the LTIP to employees and directors containing such terms as the Compensation Committee shall determine, provided that unit options have an exercise price no less than the fair market value of the units on the date of grant.

The Partnership follows SFAS 123 and has recognized compensation expense related to the restricted units granted based on the fair value method (see Note 1).

12. Cash Distributions

Within 45 days after the end of each quarter, the Partnership distributes all cash on hand at the end of the quarter, less reserves established by the general partner in its discretion. This is defined as “available cash” in the partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct the Partnership’s business. The Partnership will make quarterly distributions to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Partnership had 8,537,729 subordinated units issued as of December 31, 2005, all of which were held by the general partner and for which there is no established public trading market. The Partnership issued 11,383,639 subordinated units to its general partner in connection with the 2002 IPO. The subordination period is generally defined as the period that ends on the first day of any quarter beginning after December 31, 2006 if (1) the Partnership has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods; and (2) the adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable the Partnership to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2 percent general partner interest during those periods. In addition, one quarter of the subordinated units may convert to common units on a one-for-one basis after both December 31, 2004 and December 31, 2005, if the Partnership meets the required tests for the preceding three consecutive, non-overlapping four-quarter periods. When the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

During the subordination period, the Partnership will generally pay cash distributions each quarter in the following manner:

•	First, 98 percent to the holders of common units and 2 percent to the general partner, until each common unit has received a minimum quarterly distribution of $0.45, plus any arrearages from prior quarters;

•	Second, 98 percent to the holders of subordinated units and 2 percent to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.45; and

•	Thereafter, in the manner discussed below.

The Partnership has met the minimum quarterly distribution requirements on all outstanding units for each of the four-quarter periods ended December 31, 2003, 2004 and 2005. As a result, a total of 5,691,820 subordinated units have been converted into common units on a one-for-one basis, 2,845,910 each on February 15, 2005 and February 15, 2006. As a result, there are 5,691,819 subordinated units outstanding at February 28, 2006, all of which may be converted in February 2007 as long as the Partnership continues to meet the financial tests noted above for each of the four-quarter periods ending December 31, 2004, 2005 and 2006.

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

If cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions”. The amounts shown in the table under “Percentage of Distributions” are the percentage interests of the general partner and the unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Cash Distribution Amount per Unit,” until the available cash that is distributed reaches the next target distribution level, if any. The

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

Distributions paid by the Partnership during the years ended December 31, 2003, 2004 and 2005 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Annualized Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
			($ in millions)	($ in millions)
May 15, 2003	$0.4875	$1.95	$11.1	$0.2
August 14, 2003	$0.50	$2.00	$11.4	$0.2
November 14, 2003	$0.5125	$2.05	$11.7	$0.3
February 13, 2004	$0.55	$2.20	$12.5	$0.4

May 14, 2004	$0.57	$2.28	$13.7	$0.5
August 13, 2004	$0.5875	$2.35	$14.1	$0.7
November 12, 2004	$0.6125	$2.45	$14.7	$0.9
February 14, 2005	$0.625	$2.50	$15.0	$1.0

May 13, 2005	$0.625	$2.50	$15.1	$1.0
August 12, 2005	$0.6375	$2.55	$15.4	$1.1
November 12, 2005	$0.675	$2.70	$17.4	$1.5

On January 24, 2006, the Partnership declared a cash distribution of $0.7125 per unit ($2.85 per unit annualized) on its outstanding common and subordinated units, representing the distribution for the quarter ended December 31, 2005. The $20.4 million distribution, including $2.0 million to the general partner, was paid on February 14, 2006 to unitholders of record at the close of business on February 8, 2006.

13. Exit Costs Associated with Western Pipeline Headquarters Relocation

On June 10, 2005, the Partnership announced its intention to relocate its Western area headquarters operations from Tulsa, Oklahoma to the Houston, Texas area. On September 1, 2005, the Partnership executed an agreement to lease office space in Sugar Land, Texas. The Partnership’s general partner has offered to relocate all affected employees. The Partnership expects to complete the Western Pipeline System headquarters office relocation by the end of the first half of 2006.

The Partnership estimates that the total non-recurring expenses to be incurred in connection with the relocation plan will be approximately $5 million. These costs consist primarily of employee relocation costs, one-time termination benefits and new hire expenses. In addition, the Partnership also expects total capital expenditures associated with the move to be approximately $5 million, including furniture and equipment, communication infrastructure and a pipeline control center. The Partnership recognized $2.0 million in expenses during the year ended December 31, 2005, consisting of $1.3 million for employee relocations, $0.7 million for one-time termination benefits and new hire expenses, and it expects to incur the remaining $3.0 million of charges in the first half of 2006. These costs are included in selling, general and administrative expenses in the statement of income, and are included in the operating results for the Western Pipeline System segment. The Partnership also incurred approximately $2.7 million in capital expenditures related to the move in 2005, and expects to spend an additional $2.3 million in the first half of 2006.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

14. Financial Instruments and Concentration of Credit Risk

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange.

The Partnership’s current assets (other than inventories) and current liabilities are financial instruments. The estimated fair value of these financial instruments approximates their carrying amounts. The estimated fair value of the $64.5 million and $106.6 million of borrowings under the Credit Facility at December 31, 2004 and 2005 approximate their carrying amounts as these borrowings bear interest based upon short-term interest rates. The estimated fair value of the Senior Notes at December 31, 2004 and 2005 was $285.7 million and $272.9 million, respectively, compared to the carrying amounts of $248.8 million and $249.0 million, respectively. The Senior Notes, which are publicly traded, were valued based upon quoted market prices.

Approximately 44 percent of total revenues recognized by the Partnership during 2005 was derived from Sunoco R&M. The Partnership sells crude oil to Sunoco R&M, transports crude oil and refined products to/from Sunoco R&M’s refineries and provides terminalling and storage services for Sunoco R&M. Sunoco has been issued an investment grade credit rating by three recognized agencies and, accordingly, management of the Partnership does not believe that the transactions with Sunoco R&M expose it to significant credit risk.

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

15. Business Segment Information

The Partnership operates in three principal business segments: Eastern Pipeline System, Terminal Facilities and Western Pipeline System.

•	The Eastern Pipeline System primarily serves the Northeast and Midwest United States operations of Sunoco R&M and includes: approximately 1,647 miles of refined product pipelines, including a two-thirds undivided interest in the 80-mile refined product Harbor pipeline, and 58 miles of interrefinery pipelines between two of Sunoco R&M’s refineries; approximately 140 miles of crude oil pipelines; a 9.4 percent interest in Explorer Pipeline Company, a joint venture that owns a 1,413-mile refined product pipeline; a 31.5 percent interest in Wolverine Pipe Line Company, a joint venture that owns a 721-mile refined product pipeline; a 12.3 percent interest in West Shore Pipe Line Company, a joint venture that owns a 652-mile refined product pipeline; and a 14.0 percent interest in Yellowstone Pipe Line Company, a joint venture that owns a 655-mile refined product pipeline.

•	The Terminal Facilities consist of 35 inland refined product terminals with an aggregate storage capacity of 5.9 million barrels, primarily serving the Partnership’s Eastern Pipeline System; a 2.0 million barrel refined product terminal serving Sunoco R&M’s Marcus Hook refinery near Philadelphia, Pennsylvania; a 12.5 million barrel marine crude oil terminal on the Texas Gulf Coast, the Nederland Terminal; one inland and two marine crude oil terminals with a combined capacity of 3.4 million barrels, and related pipelines, which serve Sunoco R&M’s Philadelphia refinery; a ship and barge dock which serves Sunoco R&M’s Eagle Point refinery; and a 1.0 million barrel liquefied petroleum gas (“LPG”) terminal near Detroit, Michigan.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

•	The Western Pipeline System gathers, purchases, sells, and transports crude oil principally in Oklahoma and Texas and consists of approximately 2,197 miles of crude oil trunk pipelines, including a 37.0 percent undivided interest in the 80-mile Mesa Pipe Line system, and approximately 520 miles of crude oil gathering lines that supply the trunk pipelines; approximately 116 crude oil transport trucks; approximately 130 crude oil truck unloading facilities; and a 43.8 percent interest in West Texas Gulf Pipe Line Company, a joint venture that owns a 579-mile crude oil pipeline.

Segment Information (in thousands of dollars)

	Year Ended December 31, 2003
	Eastern Pipeline System		Terminal Facilities	Western Pipeline System		Total
Sales and other operating revenue:
Affiliates	$72,533		$60,060	$1,250,497		$1,383,090

Unaffiliated customers	$21,628		$31,608	$1,221,147		$1,274,383

Operating income	$37,118	(1)	$30,455	$11,901	(2)	$79,474

Net interest expense						(20,040)

Net income						$59,434

Depreciation and amortization	$10,630		$10,925	$5,602		$27,157

Capital expenditures	$11,243	(3)	$19,617	$6,517		$37,377

Investment in affiliates	$58,996		$—	$11,494		$70,490

Identifiable assets	$324,037		$218,048	$575,906		$1,181,006	(4)

(1)	Includes equity income of $11,921 thousand attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.
(2)	Includes equity income of $2,544 thousand attributable to the Partnership’s equity ownership interest in West Texas Gulf.
(3)	Excludes the $3,699 thousand acquisition of an additional equity ownership interest in West Shore.
(4)	Identifiable assets include the Partnership’s unallocated $50,081 thousand cash and cash equivalents, $7,288 thousand advances to affiliates, $2,699 thousand deferred financing costs, and $2,947 thousand attributable to corporate activities.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2004
	Eastern Pipeline System		Terminal Facilities		Western Pipeline System		Total
Sales and other operating revenue:
Affiliates	$72,500		$71,203		$1,607,909		$1,751,612

Unaffiliated customers	$24,939		$34,749		$1,639,985		$1,699,673

Operating income	$34,289	(1)	$32,806		$10,260	(2)	$77,355

Net interest expense							(20,324)

Net income							$57,031

Depreciation and amortization	$11,005		$15,115		$5,813		$31,933

Capital expenditures	$13,559	(3)	$23,502	(4)	$9,357		$46,418

Investment in affiliates	$58,344		$—		$11,401		$69,745

Identifiable assets	$333,186		$270,824		$694,076		$1,368,786	(5)

(1)	Includes equity income of $11,446 thousand attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.
(2)	Includes equity income of $1,787 thousand attributable to the Partnership’s equity ownership interest in West Texas Gulf.
(3)	Excludes $7,409 thousand for the acquisition of the additional 33.3 percent ownership interest in the Harbor pipeline, including transaction costs, and $334 thousand of the allocated purchase price for a 4.5 mile refined product pipeline acquired as part of the Eagle Point logistics assets acquisition (see Note 4).
(4)	Excludes the following acquisition amounts, including transaction costs: $8,081 thousand for the acquisition of a refined products terminal located in Columbus, Ohio; $12,276 thousand for the acquisition of two refined products terminals located in Baltimore, Maryland and Manassas, Virginia; and $21,065 thousand of the allocated purchase price for the dock and truck rack acquired as part of the Eagle Point logistics assets acquisition (see Note 4).
(5)	Identifiable assets include the Partnership’s unallocated $52,660 thousand cash and cash equivalents, $12,349 thousand advances to affiliates, $2,561 thousand deferred financing costs, and $3,130 thousand attributable to corporate activities.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	Eastern Pipeline System		Terminal Facilities	Western Pipeline System		Total
Sales and other operating revenue:
Affiliates	$75,570		$78,885	$1,831,564		$1,986,019

Unaffiliated customers	$21,096		$34,880	$2,440,617		$2,496,593

Operating income	$32,324	(1)	$35,790	$15,194	(2)	$83,308

Net interest expense						(21,599)

Net income						$61,709

Depreciation and amortization	$10,509		$15,054	$8,275		$33,838

Capital expenditures	$15,401		$30,194	$27,750	(3)	$73,345

Investment in affiliates	$57,694		$—	$11,403		$69,097

Identifiable assets	$343,591		$293,119	$1,016,915		$1,680,685	(4)

(1)	Includes equity income of $11,152 thousand attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.
(2)	Includes equity income of $2,063 thousand attributable to the Partnership’s equity ownership interest in West Texas Gulf.
(3)	Excludes $100,057 thousand for the acquisition of the Corsicana to Wichita Falls, Texas crude oil pipeline system and related storage facilities, and $5,505 thousand related to the acquisition of a 37.0 undivided joint interest in the Mesa Pipe Line system (see Note 4).
(4)	Identifiable assets include the Partnership’s unallocated $21,645 thousand cash and cash equivalents, $4,834 thousand deferred financing costs, and $581 thousand attributable to corporate activities.

The following table sets forth total sales and other operating revenue by product or service (in thousands of dollars):

	Year Ended December 31,
	2003	2004	2005
Affiliates:
Crude oil sales	$1,246,210	$1,601,751	$1,823,093
Pipeline	76,820	78,658	84,041
Terminalling and other	60,060	71,203	78,885

	$1,383,090	$1,751,612	$1,986,019

Unaffiliated Customers:
Crude oil sales	$1,218,063	$1,636,915	$2,422,542
Pipeline	24,712	28,009	39,171
Terminalling and other	31,608	34,749	34,880

	$1,274,383	$1,699,673	$2,496,593

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands of dollars, except per unit amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Sales and other operating revenue:
Affiliates	$353,980	$313,087	$352,981	$363,042
Unaffiliated customers	$362,039	$343,854	$300,179	$268,311
Gross margin(1)	$30,463	$26,231	$29,021	$25,441
Operating income	$22,441	$16,818	$22,136	$18,079
Net income	$17,843	$11,862	$16,868	$12,861
Net income per Limited Partner unit—basic(2)	$0.77	$0.51	$0.72	$0.55
Net income per Limited Partner unit—diluted(2)	$0.77	$0.51	$0.72	$0.54

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Sales and other operating revenue:
Affiliates	$365,113	$415,328	$458,592	$512,579
Unaffiliated customers	$379,794	$401,652	$399,011	$519,216
Gross margin(1)	$26,676	$31,056	$25,007	$29,133
Operating income	$17,786	$22,127	$17,582	$19,860
Net income	$13,011	$16,974	$12,380	$14,666
Net income per Limited Partner unit—basic(2)	$0.55	$0.68	$0.49	$0.57
Net income per Limited Partner unit—diluted(2)	$0.54	$0.67	$0.48	$0.57

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Sales and other operating revenue:
Affiliates	$476,923	$495,010	$525,486	$488,600
Unaffiliated customers	$534,926	$585,435	$721,160	$655,072
Gross margin(1)	$28,816	$31,564	$30,092	$31,588
Operating income	$20,526	$23,146	$20,126	$19,510
Net income	$15,298	$17,794	$14,693	$13,924
Net income per Limited Partner unit—basic(2)	$0.60	$0.69	$0.57	$0.52
Net income per Limited Partner unit—diluted(2)	$0.59	$0.68	$0.56	$0.52

(1)	Gross margin equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.
(2)	Net income included within this calculation excludes amounts attributable to the general partner’s interest in net income.

In reviewing the financial results for the year ended December 31, 2005, the Partnership determined that previously reported net income for the third quarter should be reduced by $0.4 million and net income for the fourth quarter as reported in the Partnership’s January 24, 2006 press release should be reduced by $1.0 million. This net reduction was due to an error in the calculation of capitalized interest previously reported. The third and fourth quarter amounts above have been adjusted to reflect these adjustments.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

17. Subsequent Events (Unaudited)

On March 1, 2006, the Partnership purchased a Texas crude oil pipeline system from affiliates of Black Hills Energy, Inc. for approximately $40.9 million. The system consists of (a) the Millennium Pipeline, a 200-mile, 12-inch crude oil pipeline with 65,000 barrels per day operating capacity, originating near the Partnership’s Nederland Terminal, and terminating at Longview Texas; (b) the Kilgore Pipeline, a 190-mile, 10-inch crude oil pipeline with 35,000 barrel per day capacity originating in Kilgore, Texas and terminating at refineries in the Houston, Texas region; (c) approximately 340,000 shell barrels of active storage capacity at Kilgore, and Longview, Texas; (d) a lease acquisition marketing business; and (e) crude oil line fill and working inventory.

On March 1, 2006, the Partnership acquired a Texas crude oil pipeline system from Alon USA Energy, Inc. for approximately $68.0 million. The system consists of (a) the Amdel Pipeline, a 503-mile, 10-inch common carrier crude oil pipeline with 27,000 barrels per day operating capacity, originating at the Nederland Terminal, and terminating at Midland, Texas, and (b) the White Oil Pipeline, a 25-mile, 10-inch crude oil pipeline with 40,000 barrels per day operating capacity, originating at the Amdel Pipeline and terminating at Alon’s Big Spring, Texas refinery. Alon has also agreed to ship a minimum of 15,000 barrels per day under a 10-year, throughput and deficiency agreement on the pipelines. These pipelines are currently idled and are scheduled to be returned to service on June 1, 2006. The Partnership also expects to complete a $12 million program to expand capacity on the Amdel Pipeline from 27,000 to 40,000 barrels per day, and to construct new tankage at the Nederland Terminal to service these new volumes by the end of 2006.

18. Supplemental Condensed Consolidating Financial Information

The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the 7.25% Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional. Given that certain, but not all subsidiaries of the Partnership are guarantors, the Partnership is required to present the following supplemental condensed consolidating financial information. For purposes of the following footnote, Sunoco Logistics Partners, L.P. is referred to as “Parent” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” Sunoco Partners Marketing and Terminals L.P. and Sunoco Pipeline L.P. are collectively referred to as the “Guarantor Subsidiaries” and Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC, Sun Pipe Line Services (Out) LLC and Sunoco Partners Lease Acquisition & Marketing LLC are referred to as “Non-Guarantor Subsidiaries.”

The following supplemental condensed consolidating financial information (in thousands) reflects the Parent’s separate accounts, the Subsidiary Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations and the Parent’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investments in its subsidiaries and the Subsidiary Issuer’s investments in its subsidiaries are accounted for under the equity method of accounting.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Balance Sheet

December 31, 2005

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$21,645	$—	$—	$—	$21,645
Advances to affiliates	—	—	5,506	—	(5,506)	—
Accounts receivable, affiliated companies	—	—	136,536	—	—	136,536
Accounts receivable, net	—	—	584,509	—	—	584,509
Inventories
Crude oil	—	—	27,561	—	—	27,561
Materials, supplies and other	—	—	700	—	—	700

Total Current Assets	—	21,645	754,812	—	(5,506)	770,951

Properties, plants and equipment, net	—	—	809,342	5,494	—	814,836
Investment in affiliates	464,986	778,106	69,291	(130)	(1,243,156)	69,097
Deferred charges and other assets	—	2,459	23,325	17	—	25,801

Total Assets	$464,986	$802,210	$1,656,770	$5,381	$(1,248,662)	$1,680,685

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$720,127	$—	$—	$720,127
Accrued liabilities	1,171	6,800	24,913	—	—	32,884
Accrued taxes other than income	—	—	20,986	—	—	20,986
Advances from affiliates	5,945	—	—	5,311	(5,506)	5,750

Total Current Liabilities	7,116	6,800	766,026	5,311	(5,506)	779,747

Long-term debt	—	355,573	—	—	—	355,573
Other deferred credits and liabilities	—	—	21,954	—	—	21,954

Total Liabilities	7,116	362,373	787,980	5,311	(5,506)	1,157,274

Total Partners’ Capital	457,870	439,837	868,790	70	(1,243,156)	523,411

Total Liabilities and Partners’ Capital	$464,986	$802,210	$1,656,770	$5,381	$(1,248,662)	$1,680,685

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Balance Sheet

December 31, 2004

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$52,660	$—	$—	$—	$52,660
Advances to affiliates	12,316	—	33	—	—	12,349
Accounts receivable, affiliated companies	—	—	140,328	—	—	140,328
Accounts receivable, net	—	—	396,479	—	—	396,479
Inventories
Crude oil	—	—	26,428	—	—	26,428
Materials, supplies and other	—	—	700	—	—	700

Total Current Assets	12,316	52,660	563,968	—	—	628,944

Properties, plants and equipment, net	—	—	647,200	—	—	647,200
Investment in affiliates	382,390	626,050	69,745	33	(1,008,473)	69,745
Deferred charges and other assets	—	2,695	20,202	—	—	22,897

Total Assets	$394,706	$681,405	$1,301,115	$33	$(1,008,473)	$1,368,786

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$553,629	$—	$—	$553,629
Accrued liabilities	1,069	6,844	17,371	—	—	25,284
Accrued taxes other than income	—	—	15,170	(8)	—	15,162

Total Current Liabilities	1,069	6,844	586,170	(8)	—	594,075

Long-term debt	—	313,305	—	—	—	313,305
Other deferred credits and liabilities	—	—	812	—	—	812

Total Liabilities	1,069	320,149	586,982	(8)	—	908,192

Total Partners’ Capital	393,637	361,256	714,133	41	(1,008,473)	460,594

Total Liabilities and Partners’ Capital	$394,706	$681,405	$1,301,115	$33	$(1,008,473)	$1,368,786

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Income

Year Ended December 31, 2005

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,985,918	$101	$—	$1,986,019
Unaffiliated customers	—	—	2,496,593	—	—	2,496,593
Equity in earnings of subsidiaries	61,547	86,758	—	62	(148,367)	—
Other income	—	—	14,295	—	—	14,295

Total Revenues	61,547	86,758	4,496,806	163	(148,367)	4,496,907

Costs and Expenses
Cost of products sold and operating expenses	—	—	4,326,635	78	—	4,326,713
Depreciation and amortization	—	—	33,828	10	—	33,838
Selling, general and administrative expenses	—	—	53,048	—	—	53,048

Total Costs and Expenses	—	—	4,413,511	88	—	4,413,599

Operating Income	61,547	86,758	83,295	75	(148,367)	83,308
Net interest cost paid to affiliates	—	3,538	(3,070)	—	—	468
Other interest cost and debt expenses, net	—	21,611	—	—	—	21,611
Capitalized interest	—	(480)	—	—	—	(480)

Net Income (Loss)	$61,547	$62,089	$86,365	$75	$(148,367)	$61,709

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Income

Year Ended December 31, 2004

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,751,612	$—	$—	$1,751,612
Unaffiliated customers	—	—	1,699,673	—	—	1,699,673
Equity in earnings of subsidiaries	56,878	78,068	—	57	(135,003)	—
Other income	—	—	13,932	—	—	13,932

Total Revenues	56,878	78,068	3,465,217	57	(135,003)	3,465,217

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,307,498	(18)	—	3,307,480
Depreciation and amortization	—	—	31,933	—	—	31,933
Selling, general and administrative expenses	—	—	48,449	—	—	48,449

Total Costs and Expenses	—	—	3,387,880	(18)	—	3,387,862

Operating Income	56,878	78,068	77,337	75	(135,003)	77,355
Net interest cost paid to affiliates	—	1,248	(809)	—	—	439
Other interest cost and debt expenses, net	—	19,885	—	—	—	19,885

Net Income (Loss)	$56,878	$56,935	$78,146	$75	$(135,003)	$57,031

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Income

Year Ended December 31, 2003

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,383,090	$—	$—	$1,383,090
Unaffiliated customers	—	—	1,274,383	—	—	1,274,383
Equity in earnings of subsidiaries	59,366	79,729	—	59	(139,154)	—
Other income	—	—	16,730	—	—	16,730

Total Revenues	59,366	79,729	2,674,203	59	(139,154)	2,674,203

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,519,132	28	—	2,519,160
Depreciation and amortization	—	—	27,157	—	—	27,157
Selling, general and administrative expenses	—	—	48,412	—	—	48,412

Total Costs and Expenses	—	—	2,594,701	28	—	2,594,729

Operating Income	59,366	79,729	79,502	31	(139,154)	79,474
Net interest cost paid to affiliates	43	279	(307)	—	—	15
Other interest cost and debt expenses, net	—	20,518	—	—	—	20,518
Capitalized interest	—	(493)	—	—	—	(493)

Net Income (Loss)	$59,323	$59,425	$79,809	$31	$(139,154)	$59,434

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

Year Ended December 31, 2005

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash Flows from Operating Activities	$61,649	$62,282	$115,186	$85	$(148,367)	$90,835

Cash Flows from Investing Activities:
Capital expenditures	—	—	(73,345)	—	—	(73,345)
Acquisitions	—	—	(107,309)	—	—	(107,309)
Intercompany	(79,446)	(135,397)	71,872	(5,396)	148,367	—

	(79,446)	(135,397)	(108,782)	(5,396)	148,367	(180,654)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(67,331)	—	—	—	—	(67,331)
Net proceeds from issuance of Limited Partner units	159,641	—	—	—	—	159,641
Redemption of Limited Partner units from Sunoco	(99,203)	—	—	—	—	(99,203)
Net contribution from General Partner for Limited Partner unit transactions	336	—	—	—	—	336
Advances to affiliates, net	24,354	—	(11,566)	5,311	—	18,099
Borrowings under credit facility	—	98,600	—	—	—	98,600
Repayments under credit facility	—	(56,500)	—	—	—	(56,500)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,863)	—	—	(2,863)
Contributions from affiliate	—	—	8,025	—	—	8,025

	17,797	42,100	(6,404)	5,311	—	58,804

Net change in cash and cash equivalents	—	(31,015)	—	—	—	(31,015)
Cash and cash equivalents at beginning of year	—	52,660	—	—	—	52,660

Cash and cash equivalents at end of year	$—	$21,645	$—	$—	$—	$21,645

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

Year Ended December 31, 2004

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash Flows from Operating Activities	$56,923	$56,793	$127,834	$75	$(135,003)	106,622

Cash Flows from Investing Activities:
Capital expenditures	—	—	(46,418)	—	—	(46,418)
Acquisitions	—	—	(49,165)	—	—	(49,165)
Intercompany	(31,323)	(54,214)	(49,391)	(75)	135,003	—

	(31,323)	(54,214)	(144,974)	(75)	135,003	(95,583)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(57,483)	—	—	—	—	(57,483)
Net proceeds from issuance of Limited Partner units	128,738	—	—	—	—	128,738
Redemption of Limited Partner units from Sunoco	(82,690)	—	—	—	—	(82,690)
Net contribution from General Partner for Limited Partner unit transactions	989	—	—	—	—	989
Advances to affiliates, net	(15,154)	—	10,093	—	—	(5,061)
Borrowings under credit facility	—	64,500	—	—	—	64,500
Repayments under credit facility	—	(64,500)	—	—	—	(64,500)
Contributions from affiliate	—	—	7,047	—	—	7,047

	(25,600)	—	17,140	—	—	(8,460)

Net change in cash and cash equivalents	—	2,579	—	—	—	2,579
Cash and cash equivalents at beginning of year	—	50,081	—	—	—	50,081

Cash and cash equivalents at end of year	$—	$52,660	$—	$—	$—	$52,660

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

Year Ended December 31, 2003

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash Flows from Operating Activities	$59,920	59,119	117,296	31	(139,154)	97,212

Cash Flows from Investing Activities:
Capital expenditures	—	—	(37,377)	—	—	(37,377)
Acquisitions	—	—	(3,699)	—	—	(3,699)
Net proceeds from claim settlement	—	—	2,068	—	—	2,068
Intercompany	13,687	(53,511)	(99,299)	(31)	139,154	—

	13,687	(53,511)	(138,307)	(31)	139,154	(39,008)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(46,227)	—	—	—	—	(46,227)
Advances to affiliates, net	(27,380)	10,633	20,175	—	—	3,428
Repayments of long-term debt	—	—	(4,478)	—	—	(4,478)
Contributions from affiliate	—	—	5,314	—	—	5,314

	(73,607)	10,633	21,011	—	—	(41,963)

Net change in cash and cash equivalents	—	16,241	—	—	—	16,241
Cash and cash equivalents at beginning of year	—	33,840	—	—	—	33,840

Cash and cash equivalents at end of year	$—	$50,081	$—	$—	$—	$50,081

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2005, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

The management of the general partner is responsible for establishing, maintaining, and annually assessing internal control over the Partnership’s financial reporting. A report by the general partner’s management, assessing the effectiveness of the Partnership’s internal control over financial reporting, appears under Item 8 “Financial Statements and Supplementary Data” of this report. Ernst & Young LLP, the Partnership’s independent registered public accounting firm, have issued an attestation report on management’s assessment of the Partnership’s internal control over financial reporting, that also appears under Item 8 of this report.

No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

The general partner’s board of directors held 6 meetings during 2005. The board has established standing committees to consider designated matters. The standing committees of the board are the Audit/Conflicts Committee and the Compensation Committee. The board has adopted governance guidelines for the board and charters for the standing committees.

The Audit/Conflicts Committee, in its role as an audit committee, oversees external financial reporting, engages independent auditors, and reviews procedures for internal auditing and the adequacy of internal accounting controls. In addition, the Audit/Conflicts Committee, in its role as a “conflicts” committee, reviews specific matters that the board believes may involve conflicts of interest, and determines if the resolution of the conflict of interest is fair and reasonable to the Partnership. The Audit/Conflicts Committee met as an audit committee 10 times during 2005. The current members of the Audit/Conflicts Committee are: Stephen L. Cropper (chairman), Gary W. Edwards and L. Wilson Berry, Jr. The general partner’s board of directors has determined that, based upon relevant experience, Audit/Conflicts Committee member Stephen L. Cropper is an “audit committee financial expert,” as defined in Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended. A description of Mr. Cropper’s qualifications may be found elsewhere in this Item 10. The members of the Audit/Conflicts Committee must meet certain independence and experience standards to serve on an audit committee of a board of directors established by the New York Stock Exchange.

The Compensation Committee of the general partner’s board of directors oversees compensation decisions for the officers of the general partner and the administration of the compensation plans described below. The Compensation Committee held 4 meetings during 2005. The current members of the Compensation Committee are: Gary W. Edwards (chairman), Stephen L. Cropper, L. Wilson Berry, Jr. and John G. Drosdick. Mr. Drosdick recuses himself from Compensation Committee decisions relating to equity compensation awards.

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

The Partnership’s unitholders and other interested parties may communicate with the general partner’s board of directors, or any director or committee chairperson by writing to such parties in care of Bruce D. Davis, Jr., Vice President, General Counsel and Secretary, Sunoco Partners LLC, Mellon Bank Center, 1735 Market Street, Suite LL, Philadelphia, PA 19103-7583. Communications addressed to the board generally will be forwarded either to the appropriate committee chairperson or to all directors. Communications may be submitted confidentially and anonymously. Under certain circumstances, the Partnership or the general partner may be required by law to disclose the information or identity of the person submitting the communication. There were no material actions taken by the Board of Directors as a result of communications received during 2005 from unitholders or others. Certain concerns communicated to the general partner’s board of directors also may be referred to the general partner’s internal auditor or its General Counsel, in accordance with the general partner’s regular procedures for addressing such concerns. The chairman of the general partner’s board of directors, or the chairman of the general partner’s Audit/Conflicts Committee may direct that certain concerns be presented to the Audit/Conflicts Committee, or to the full board, or that they otherwise receive special treatment, including retention of external counsel or other advisors.

The officers of the general partner, other than Paul A. Mulholland, Treasurer, spend substantially all of their time managing the Partnership’s business and affairs. The non-executive directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

The Partnership’s general partner has adopted a Code of Ethics for Senior Officers, which applies to the principal executive officer, the principal financial officer, the principal accounting officer, the treasurer and persons performing similar functions for the general partner and its subsidiaries. In addition, the general partner has adopted a Code of Business Conduct and Ethics, which applies to all directors and employees. The Code of Business Conduct and Ethics addresses ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications, and prompt internal reporting of violations. In accordance with the disclosure requirements of applicable law or regulation, the Partnership intends to disclose any amendment to, or waiver from, any provision of these Codes, on its website, or under Item 5.05 of a current report on Form 8-K.

The Partnership makes available, free of charge within the “Corporate Governance” section of its website at www.sunocologistics.com, and in print to any unitholder who so requests, the Code of Ethics for Senior Officers, the Code of Business Conduct and Ethics, the Audit/Conflicts Committee Charter, the Compensation Committee Charter, the Corporate Governance Guidelines and the Partnership’s limited partnership agreement. Requests for print copies may be directed to: Investor Relations, Sunoco Logistics Partners L.P., 1735 Market Street, Suite LL, Philadelphia, PA 19103-7583, or telephone (866) 248-4344. The information contained on, or connected to, the Partnership’s internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Partnership files with, or furnishes to, the SEC.

On May 5, 2005, Deborah M. Fretz, President and Chief Executive Officer of Sunoco Partners LLC (general partner of the Partnership), submitted to the New York Stock Exchange (“NYSE”) the Written Affirmation required by the rules of the NYSE certifying that she was not aware of any violations by the Partnership of NYSE corporate governance listing standards.

The certifications of Ms. Fretz and of Colin A. Oerton, Vice President and Chief Financial Officer of the general partner, made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the

Partnership’s public disclosure, have been filed as exhibits to the Partnership’s 2005 Annual Report to the SEC on Form 10-K.

Directors and Executive Officers of Sunoco Partners LLC (The General Partner)

The following table shows information for the directors and executive officers of Sunoco Partners LLC, the general partner. Executive officers and directors are elected for one-year terms.

Name	Age	Position with the General Partner
John G. Drosdick	62	Chairman and Director
Deborah M. Fretz	57	President, Chief Executive Officer and Director
Cynthia A. Archer	52	Director
L. Wilson Berry, Jr.	62	Director
Stephen L. Cropper	55	Director
Michael H.R. Dingus	57	Director
Gary W. Edwards	64	Director
Bruce G. Fischer	50	Director
Thomas W. Hofmann	54	Director
Jennifer L. Andrews	35	Comptroller
Paul S. Broker	45	Vice President, Western Operations
Bruce D. Davis, Jr.	49	Vice President, General Counsel and Secretary
David A. Justin	53	Vice President, Eastern Operations
Christopher W. Keene	40	Vice President, Business Development
Paul A. Mulholland	53	Treasurer
Colin A. Oerton	42	Vice President and Chief Financial Officer

Mr. Drosdick was elected Chairman of the Board of Directors in October 2001. He has been Chairman of the Board of Directors, President and Chief Executive Officer of Sunoco, Inc. since May 2000. Prior to that, he was a director, President and Chief Operating Officer of Sunoco, Inc. from December 1996 to May 2000. Mr. Drosdick is also a director of the H.J. Heinz Company and United States Steel Corporation.

Ms. Fretz was elected President, Chief Executive Officer and director in October 2001. Prior to assuming her positions with the Partnership, she was Senior Vice President, MidContinent Refining, Marketing and Logistics of Sunoco, Inc. from November 2000. Prior to that, she was Senior Vice President, Logistics of Sunoco, Inc. from August 1994 to November 2000 and also held the position of Senior Vice President, Lubricants of Sunoco, Inc. from January 1997 to November 2000. In addition, she has been President of Sun Pipe Line Company, a subsidiary of Sunoco, Inc., since October 1991. Ms. Fretz is a director of GATX Corporation.

Ms. Archer was elected to the Board of Directors in April 2002. Ms. Archer has been Vice President, Marketing and Development, Sunoco, Inc. since January 2001. Prior to joining Sunoco, she was Senior Vice President, Operations for Williams-Sonoma Inc., in charge of their direct-to-customer business from June 1999 to January 2001. Ms. Archer is a director of Mercantile Bankshares Corporation, where she serves as Chair of the Audit Committee.

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

Mr. Cropper was elected to the Board of Directors in May 2002. Mr. Cropper is currently a private investor. From January 1996 until the time of his retirement in December 1998, he served as President and Chief

Executive Officer of Williams Energy Services, a diversified energy company. Mr. Cropper served as President of Williams Pipe Line Company from 1986 to 1998. He is a director of QuikTrip Corporation, Berry Petroleum, Rental Car Finance Corporation and NRG Energy, Inc.

Mr. Dingus was elected to the Board of Directors in April 2002. He has been Senior Vice President, Sunoco, Inc. since January 2002. Prior to that, he was Vice President of Sunoco, Inc. from May 1999, and he has been President, Sun Coke Company since June 1996.

Mr. Edwards was elected to the Board of Directors in May 2002. Mr. Edwards is currently a consultant in the energy field. From November 1999 until the time of his retirement in December 2001, he was Senior Executive Vice President, Corporate Strategy & Development, Conoco, Inc., and had been Executive Vice President, Refining, Marketing, Supply & Transportation of Conoco from September 1991 until November 1999. Mr. Edwards is a director of Entergy, Inc.

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

Ms. Andrews was elected Comptroller in October 2005. Prior to that, Ms. Andrews was employed by Vie Financial Group, Inc. (Formerly The Ashton Technology Group, Inc.), where she served as Executive Vice President of Finance and Principal Accounting Officer from May 2002 until September 2005; Senior Vice President and Chief Financial Officer from June 2000 to May 2002; and Controller from July 1999 to June 2000.

Mr. Broker was elected Vice President, Western Operations in November 2001. Prior to that, he had been Manager, Western Area Operations for Sun Pipe Line Company since September 2000. Mr. Broker served as an Area Superintendent of Eastern Area Operations for Sun Pipe Line Company from March 1997 through September 2000.

Mr. Davis was elected Vice President, General Counsel and Secretary in January 2004. From November 2003 to January 2004, he was General Counsel and Secretary. From September 2000 to November 2003, Mr. Davis was Associate General Counsel for Mirant Corporation. Prior to that, from July 1992 to September 2000, he was Associate General Counsel for Constellation Energy Group.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10 percent of the units to file certain ownership reports with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission regulations also require that copies of these Section 16(a) reports be furnished to the Partnership by such reporting persons. Based upon a review of copies of these reports, the Partnership believes that the reporting persons are in compliance with the applicable requirements of Section 16(a), except for those reports filed in August 2005 on behalf of Stephen L. Cropper and Gary W. Edwards, outside directors of Sunoco Partners LLC, the Partnership’s general partner. Such reports, relating to transactions involving payment of routine director compensation, were inadvertently filed late due to an administrative error.

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

Compensation of Directors

Directors who are employees of Sunoco Partners LLC or its affiliates receive no additional compensation for service on the general partner’s board of directors or any committees of the board. During 2005, directors who were not employees of Sunoco Partners LLC or its affiliates (“non-employee directors”), received an annual retainer of $17,500 in cash, paid quarterly, and a number of restricted units paid quarterly under the Sunoco Partners LLC Long-Term Incentive Plan. These restricted units had an aggregate fair market value equal to $17,500 on an annual basis (the fair market value of each quarterly payment of restricted units is calculated as of the payment date). The portion of the annual retainer paid in the form of restricted units is required to be deferred, and is credited to each non-employee director’s account in the Sunoco Partners LLC Directors’ Deferred Compensation Plan. Amounts thus deferred in the form of restricted units are treated as if invested in common units of the Partnership, and include a credit for distribution equivalent rights (in the form of additional restricted units), credited on the applicable date for Partnership cash distributions.

The chairman of the Audit/Conflicts Committee receives an annual committee chair retainer of $6,500 in cash. During 2005, the chairman of the Compensation Committee received an annual chair retainer of $2,500 in cash. In addition, the non-employee directors receive $1,500 in cash for each board meeting attended, and $1,000 in cash for each committee meeting attended. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be indemnified fully by the Partnership for actions associated with being a director to the extent permitted under Delaware law.

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

Restricted Units

Each restricted unit entitles the grantee to receive a common unit upon vesting or, in the discretion of the Compensation Committee, an amount of cash equivalent to the value of a common unit. From time to time, the Compensation Committee may make grants under the plan to employees and/or directors containing such terms as the Compensation Committee shall determine under the plan. The Compensation Committee will determine the period over which restricted units granted to employees and/or directors will vest, and whether or not any such restricted units will have distribution equivalent rights entitling the grantee to receive an amount in cash equal to cash distributions made by the Partnership with respect to a like number of its common units during the period such restricted units are outstanding. The Compensation Committee may base its determination upon the achievement of specified financial or other performance objectives. Each grant of restricted units may be documented by an agreement with the participant, setting forth the specific terms and conditions for forfeiture, vesting and payout of such grant. In addition, the restricted units will vest upon a change of control of the general partner, or of Sunoco, Inc.

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

Unit Options

The long-term incentive plan currently permits the grant of options covering common units. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the Compensation Committee. In addition, the unit options will become exercisable upon a change in control of the general partner, or of Sunoco, Inc. or upon the achievement of specified financial objectives.

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

Executive Deferred Compensation Plan

In October 2003, the general partner established the Sunoco Partners LLC Executive Deferred Compensation Plan to permit certain key employees each year to voluntarily defer the receipt of all or a portion of the payment to which they otherwise would be entitled under the provisions of the Annual Incentive Compensation Plan. This plan was terminated in December 2005. At the time it was terminated, there were no participants.

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

Perquisites

In addition to base salary, annual incentive and long-term award opportunities, the general partner provides certain executive officers with perquisites that, in 2005, included: reimbursement for financial planning (up to a maximum of $2,500 per year); and country and social club memberships. Executive officers receive tax gross-up payments in respect of certain of these perquisites (disclosed in the “Other Annual Compensation” column of the Summary Compensation Table).

SUMMARY COMPENSATION TABLE

The following table represents compensation expense for the three years ended December 31, 2005 for the Chief Executive Officer and each of the four other most highly compensated executive officers of the general partner:

		Annual Compensation						Long-Term Compensation
								Awards			Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation(1) ($)		Restricted Stock Awards(2) ($)		Securities Underlying Options(3)	LTIP Payouts(4) ($)	All Other Annual Compensation(5)
D. M. Fretz	2005	439,615		384,098		10,438		—		—	2,715,160	25,669
President and Chief	2004	419,769		343,434		25,648		—		—	5,723,270	21,860
Executive Officer	2003	399,486		320,160		7,630		—		—	—	20,822

C. A. Oerton	2005	248,586		133,639		—				—	930,912	14,101
Vice President and	2004	239,094		120,365		—		—		—	1,750,904	12,452
Chief Financial Officer	2003	230,000		122,728		—		—		—	—	9,766

B. D. Davis, Jr.	2005	219,268		88,416		—		—		—	—	11,086
Vice President,	2004	210,000		79,254		—		—		—	—	436
General Counsel & Secretary	2003	28,269	(6)	11,766		59,710	(7)	157,764	(8)	—	—	—

C.W. Keene	2005	225,962		299,226	(9)	166,113	(10)	102,434	(11)	—	—	2,635
Vice President,	2004	—		—		—		—		—	—	—
Business Development	2003	—		—		—		—		—	—	—

D. A. Justin	2005	208,310		85,193		—		—		—	465,456	11,485
Vice President,	2004	198,359		76,137		—		—		—	745,323	10,330
Eastern Operations	2003	190,945		77,505		—		—		—	—	9,942

NOTES TO TABLE:

(1)	The amounts shown in this column include reimbursements for the payment of certain taxes.
(2)	Awards of Restricted Units, subject to performance-based conditions on vesting, granted under the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) are excluded from this table. However, such grants made during the last completed fiscal year are reflected in the table captioned “Long-Term Incentive Plans – Awards in Last Fiscal Year” in this section. Other Restricted Unit awards, conditioned only upon lapse of time or continued service are included in this Summary Compensation Table as “Restricted Stock Awards.”
(3)	Although permitted by the terms of the LTIP, no Unit Options have been awarded at this time.
(4)

The amounts shown in this column for 2005 represent the value of certain performance-based Restricted Unit awards (including applicable distribution equivalent rights) made in January 2003 under the Sunoco Partners LLC Long-Term Incentive Plan (the “2003 Regular Grants”). The criteria for payout of each of these awards were met at the end of 2005 and these awards were paid out at 200% of the targeted amount, in February 2006 in the form of Common Units, representing limited partnership interests in the Partnership. The amounts shown in this column for 2004 represent the value of certain Restricted Unit awards (including applicable distribution equivalent rights), granted in July 2002. These awards consisted of: (1) certain grants made in connection with the Partnership’s initial public offering (the “Launch Grants”), and (2) initial grants of performance-based Restricted Units under the Sunoco Partners LLC Long-Term Incentive Plan (the “2002 Regular Grants”). The criteria for payout of each of these awards were met at the end of 2004, and these awards were paid out in February 2005, in the form of Common Units, representing limited partnership interests in the Partnership. The Launch Grants were paid out at 100% of the targeted amount, while the 2002 Regular Grants were paid out at 167% of the targeted amount. For Mr. Oerton, the amount shown also includes the value of a special restricted unit award, the payout of which was conditioned only upon his continued employment.

(5)	The table below shows the components of this column for 2005:

Name	Company Match Under Defined Contribution Plans	Cost of Basic Life Insurance	Financial Counseling	Total
D. M. Fretz	$21,981	$1,188	$2,500	$25,669
C. A. Oerton	$12,429	$672	$1,000	$14,101
B. D. Davis, Jr.	$9,493	$593	$1,000	$11,086
C.W. Keene.	$0	$635	$2,000	$2,635
D. A. Justin	$10,422	$563	$500	$11,485

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
(6)	Mr. Davis joined Sunoco Partners LLC on November 2, 2003. The salary figure shown in this column for 2003 reflects amounts actually paid to Mr. Davis during the period from this date through December 31, 2003.
(7)	This figure reflects payment for moving expenses ($49,752) under the Sunoco Logistics Partners LP Moving and Relocation Policy for New Hires, and amounts reimbursed during 2004 for payment of taxes ($9,958) relating to moving and relocation expenses.
(8)	In connection with his hiring, Mr. Davis was granted a special award of 4,514 Restricted Units with an aggregate value of $157,764 on the date of grant. Vesting and payout of these Restricted Units is subject only to Mr. Davis’ continued employment with Sunoco Partners LLC during the period from November 10, 2003 through December 31, 2006. These Restricted Units have distribution equivalent rights.
(9)	This figure reflects a sign-on bonus of $176,771 paid to Mr. Keene in connection with his hiring, and an earned bonus of $122,455 for performance during 2005, in accordance with the terms of the Sunoco Partners LLC Annual Incentive Plan.
(10)	This figure reflects payment for moving expenses ($119,498) under the Sunoco Logistics Partners LP Moving and Relocation Policy, and amounts reimbursed during 2005 for payment of taxes ($46,615) relating to moving and relocation expenses.
(11)	In connection with his hiring, Mr. Keene was granted a special award of 2,436 Restricted Units with an aggregate value of $102,434 on the date of grant. Vesting and payout of these Restricted Units is subject to Mr. Keene’s continued employment with Sunoco Partners LLC during the period from January 18, 2005 through December 31, 2007. These Restricted Units have distribution equivalent rights.

LONG-TERM INCENTIVE PLANS—AWARDS

IN LAST FISCAL YEAR(1)

The following table presents certain data concerning grants to the named executive officers of Restricted Units under the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) during the last completed fiscal year:

Name	Shares, Units or Other Rights (#)(2)	End of Performance Period	Estimated Future Payout(1,3)
			Threshold (#)	Target (#)	Maximum (#)
D. M. Fretz	19,708	12-31-2007	0	19,708	39,416
C. A. Oerton	5,335	12-31-2007	0	5,335	10,670
B. D. Davis, Jr.	3,898	12-31-2007	0	3,898	7,796
C. W. Keene	4,872	12-31-2007	0	4,872	9,744
D. A. Justin	3,628	12-31-2007	0	3,628	7,256

NOTES TO TABLE:

(1)	Actual payout of these awards will depend upon the Partnership achieving certain specified performance levels based upon annual objectives for distributable cash over a Restricted Period that runs from January 18, 2005 through December 31, 2007. Payment of any amounts earned will occur following such period, assuming continued employment with the general partner at such time.
(2)	Values in this column represent regular grants of Restricted Units on January 18, 2005.
(3)	The portion of each award that may be earned during the Restricted Period ranges from a threshold value of zero, to a target value equal to 100 percent of the award, and a maximum value of 200 percent of the award.

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

Final Average Total Cash Compensation(2)	Estimated Annual Benefits Upon Retirement at Age 62 After Completion of the Following Years of Service(1)
	15 Years(3)	20 Years(3)	25 Years	30 Years	35 Years(4)	40 Years(4)
$ 200,000	$80,000	$80,000	$83,000	$100,000	$108,000	$115,000
400,000	160,000	160,000	167,000	200,000	215,000	230,000
600,000	240,000	240,000	250,000	300,000	323,000	345,000
800,000	320,000	320,000	333,000	400,000	430,000	460,000
1,000,000	400,000	400,000	417,000	500,000	538,000	575,000
1,200,000	480,000	480,000	500,000	600,000	645,000	690,000
1,400,000	560,000	560,000	583,000	700,000	753,000	805,000
1,600,000	640,000	640,000	667,000	800,000	860,000	920,000
1,800,000	720,000	720,000	750,000	900,000	968,000	1,035,000
2,000,000	800,000	800,000	834,000	1,000,000	1,075,000	1,150,000

NOTES TO TABLE:

(1)	Early Retirement is permitted at age 55 with a 5% reduction in benefits for each year prior to age 60. Full benefits under the plan are payable at age 60.

(2)	Final Average Total Cash Compensation is the average of the base salary and annual bonus in the highest 36 consecutive months during the last 120 months of service.
(3)	Based on the SERP minimum benefit formula of 40% of the Final Average Total Cash Compensation with 12 or more years of service.
(4)	The benefits shown in the table apply to those executives who participate in either the SERP or the Final Average Pay formula of the SCIRP, which is a qualified defined benefit retirement plan. New participation in the SERP is limited to principal officers and executives participating in the plan as of January 1, 2003. Employees hired subsequent to January 1, 1987 participate in a cash balance pension formula. SCIRP benefits for such employees are calculated using the Career Pay formula, based on a percentage of pay each year and an indexing adjustment. Normal retirement age under the SCIRP is 65 years. Benefits shown in the table above apply only to Ms. Fretz and Mr. Justin who participate in either the SERP or the Final Average Pay formula of the SCIRP. All other executives participate in the Career Pay formula of the SCIRP. Credited years of service for the period ended December 31, 2005 for the executive officers named in the Summary Compensation Table are as follows: Ms. Fretz—28 years, Mr. Oerton—3 years, Mr. Keene—1 year, Mr. Davis—2 years, and Mr. Justin—20 years.

The retirement benefits shown above for the SCIRP, the Pension Restoration Plan and the SERP are amounts calculated prior to the Social Security offset, which is equal to one and two-thirds percent of primary Social Security benefits for each year of Retirement Plan participation up to 30 years or a maximum offset of 50% of primary Social Security benefits. The Internal Revenue Code limits retirement benefits payable under tax-qualified retirement plans, like the SCIRP. In 2005, the maximum annual qualified benefit for a covered participant retiring at age 65 was $170,000, and for one retiring at age 55 was $101,592. Any reduction in retirement benefits payable under the SCIRP, due to these Internal Revenue Code limits, will be paid from the Pension Restoration Plan. Pension Restoration Plan benefits may not be rolled over and are fully taxable as ordinary income in the year paid.

The SERP provides pension benefits over and above benefits available under the SCIRP to participants who are at least 55 years of age, with a minimum of five (5) years service as an executive. SERP benefits are offset by benefits payable under other Sunoco qualified or non-qualified plans. In the event of voluntary termination, accrued SERP benefits would be payable to executives over age 55 with at least five years of service. For executives not meeting these criteria, accrued benefits payable under the appropriate SCIRP formula would be paid, along with any Pension Restoration Plan benefits. The SERP also can provide benefits in the event of involuntary termination or change in control of Sunoco, Inc. The maximum benefit payable under any SERP formula cannot exceed 50% of final average earnings. Except in the event of involuntary termination, the SERP generally will not provide benefits to Ms. Fretz or Mr. Justin. Benefits under the Pension Restoration Plan and the SERP are paid from general corporate assets and, in the event of insolvency, would be subject to the claims of general creditors.

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

The Sunoco Partners LLC Special Executive Severance Plan provides severance benefits in case of termination (whether actual or constructive and other than for just cause, death or disability) occurring within two years of a Change of Control of the Partnership, as defined in the plan. Severance under this plan would be payable in a lump sum, equal to three times annual compensation for the Chief Executive Officer, and two times annual compensation for the other named executive officers. For these purposes, annual compensation consists of (i) annual base salary in effect immediately prior to a Change in Control or immediately prior to the employment termination date, whichever is greater, plus (ii) the greater of annual guideline incentive in effect immediately before the Change in Control or employment termination date, or the highest bonus awarded in any of the three years ending prior to the Change in Control, or any subsequent year ending before the employment termination date.

Eligible executives under both these plans are entitled to medical coverage during the applicable severance period, at the same rate that such benefits are provided to active employees.

The Sunoco Partners LLC Long-Term Incentive Plan provides that, upon a Change in Control, as defined in the plan, all awards of restricted units or unit options automatically vest and become payable or exercisable, as the case may be. Restricted units that have been outstanding for more than one year will be paid out at the greater of the target amount, or an amount in line with the Partnership’s actual performance immediately prior to the Change of Control. Those restricted units that have been outstanding for one year or less will be paid out at the target amount.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2005, regarding Partnership common units that may be issued upon conversion (assuming a one-for-one conversion) of outstanding restricted units granted under the general partner’s Long-Term Incentive Plan to executive officers and other key employees. For more information about this plan (which did not require approval by the Partnership’s limited partners at the time of its adoption in 2002), refer to “Item 11—Executive Compensation—Long-Term Incentive Plan”.

EQUITY COMPENSATION PLAN INFORMATION(1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	322,453	—	772,238

Total	322,453	—	772,238

NOTES TO TABLE:

(1)

The amounts in column (a) of this table reflect only Restricted Units that have been granted under the Sunoco Partners LLC Long-Term Incentive Plan, since the inception of the plan. No unit options have been granted. Each Restricted Unit shown in the table represents a right to receive (upon vesting and payout) a specified number of Partnership common units. Vesting and payout may be conditioned upon achievement of pre-determined financial or other performance objectives for, or attainment of certain length of service goals with, the Partnership and its affiliates. No value is shown in column (b) of the table, since the Restricted Units do not have an exercise, or “strike,” price. For illustrative purposes, a maximum payment (i.e., a 200 percent ratio) has been assumed for vesting and payout of performance-related grants, and a target payout (i.e., a 100 percent ratio) has been assumed for vesting and payout of grants conditioned only upon length of service.

Beneficial Ownership Table

The following table sets forth the beneficial ownership of common units of Sunoco Logistics Partners L.P., by directors of Sunoco Partners LLC (the general partner), by each named executive officer and by all directors and officers of Sunoco Partners LLC as a group as of December 31, 2005. Unless otherwise noted, each individual exercises sole voting or investment power over the Partnership common units shown in the table. For purposes of this table, beneficial ownership includes Partnership common units as to which the person has sole or shared voting or investment power and also any Partnership common units that such person has the right to acquire within 60 days of December 31, 2005, through the conversion of restricted units. During 2005, Sunoco Partners LLC was owned by the following members: Sun Pipe Line Company (67%); Sunoco, Inc. (R&M) (13%); and Atlantic Refining & Marketing Corp. (20%), each of which is a direct or indirect wholly-owned subsidiary of Sunoco, Inc.

Name of Beneficial Owner(1)	Number of Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	Number of Subordinated Units Beneficially Owned(3)	Percentage of Subordinated Units Beneficially Owned	Number of Restricted Units Owned(4)	Percentage of Total Units Beneficially Owned
Sunoco Partners LLC(5)	6,371,915	31.7%	5,691,819	100%	0	46.8%
John G. Drosdick	30,000	*	0	0%	0	*
Deborah M. Fretz	141,197	0.8%	0	0%	0	0.5%
Cynthia A. Archer	2,000	*	0	0%	0	*
L. Wilson Berry, Jr.	0	*	0	0%	2,481	*
Stephen L. Cropper	6,700	*	0	0%	1,490	*
Michael H.R. Dingus	2,000	*	0	0%	0	*
Gary W. Edwards	0	*	0	0%	2,338	*
Bruce G. Fischer	3,000	*	0	0%	0	*
Thomas W. Hofmann	2,500	*	0	0%	0	*
Bruce D. Davis, Jr.	0	*	0	0%	0	*
David A. Justin	23,449	*	0	0%	0	*
Christopher W. Keene	0	*	0	0%	0	*
Colin A. Oerton	72,184	*	0	0%	0	*

All directors and executive officers as a group (16 persons)	295,916	1.7%	0	0%	6,309	1.1%

*	Less than 0.5 percent.

NOTES TO TABLE:

(1)	The address of each beneficial owner named above is 1735 Market Street, Suite LL, Philadelphia, PA 19103.
(2)

For Sunoco Partners LLC, the number of common units shown in this column as being beneficially owned includes 2,845,910 common units resulting from the conversion of a like number of subordinated units on February 15, 2006. The number of common units shown in this column as being beneficially owned also include the following distribution equivalent rights payable in the form of common units on February 9, 2006 to the officers shown below:

Deborah M. Fretz	10,240
David A. Justin	1,755
Colin A. Oerton	3,511

The foregoing amounts were calculated using the closing price of $38.80 per common unit on December 31, 2005.

(3)	The number of subordinated units shown in this column as being beneficially owned reflects the conversion on February 15, 2006 of approximately 33% of the then-outstanding number (8,537,729), or 2,845,910 of such units, to common units in accordance with the partnership agreement. The number of subordinated units converted represented 25% of the amount originally issued.
(4)	The amounts shown in this column represent the balance, as of December 31, 2005, of restricted units credited to the respective deferred compensation accounts established for each independent director pursuant to the terms of the Sunoco Partners LLC Directors Deferred Compensation Plan. These restricted units cannot be converted to common units of the Partnership, and will be paid out in cash (as a lump sum or series of installments), commencing on: (1) the later of: (a) the first day of the calendar year following the date of separation from Board service, or (b) the first day following the six (6) month anniversary of separation from Board service; or (2) in the event of death, the later of: (a) the first day of the calendar year following the year of death, (b) the first day following the six (6) month anniversary of separation from Board service, or (c) the date that is thirty (30) days after the Participant’s death. In no event will payment be made within six (6) months of the compensation being earned or awarded. A portion of these restricted units, credited quarterly to each such director’s Mandatory Deferred Compensation Account, reflects payment of the applicable Board Restricted Unit Retainer. At December 31, 2005, Mr. Berry’s Mandatory Deferred Compensation Account balance was 1,190 restricted units, while that of Mr. Cropper was 1,490 restricted units and that of Mr. Edwards was 1,489 restricted units.
(5)	Sunoco, Inc. is the ultimate parent company of Sunoco Partners LLC and may, therefore, be deemed to beneficially own the units that are held by Sunoco Partners LLC.

In addition to the foregoing, Tortoise Capital Advisors LLC, a Delaware limited liability company (“TCA”), filed a Schedule 13G on February 10, 2006, to report that, as of December 31, 2005, it had shared voting power over 1,891,840 common units of the Partnership, and beneficial ownership of, and shared dispositive power over, 1,962,290 common units of the Partnership, representing 11.4 percent of the total outstanding common units of the Partnership, as of that date. Of these units, 934,625 were held by an affiliate, Tortoise Energy Infrastructure Corporation, a Maryland corporation, and the remainder were held in managed accounts for which TCA acts as investment adviser.

The following table sets forth certain information regarding beneficial ownership of Sunoco, Inc.’s common stock, as of December 31, 2005, by directors of Sunoco Partners LLC, by each named executive officer and by all directors and officers of Sunoco Partners LLC as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of Sunoco, Inc. common stock shown in the table. For purposes of this table, beneficial ownership includes shares of Sunoco, Inc. common stock as to which the person has sole or shared voting or investment power and also any shares of Sunoco, Inc. common stock that such person has the right to acquire within 60 days of December 31, 2005, through the exercise of any option, warrant, or right.

Name of Beneficial Owner	Shares of Sunoco, Inc. Common Stock Beneficially Owned(1)	Percentage of Sunoco, Inc. Common Stock Beneficially Owned
John G. Drosdick	356,296	*
Deborah M. Fretz	5,328	*
Cynthia A. Archer	3,399	*
L. Wilson Berry, Jr.	0	*
Stephen L. Cropper	0	*
Michael H.R. Dingus	63,785	*
Gary W. Edwards	0	*
Bruce G. Fischer	47,662	*
Thomas W. Hofmann	51,207	*
Bruce D. Davis, Jr.	0	*
David A. Justin	0	*
Christopher W. Keene	0	*
Colin A. Oerton	0	*

All directors and executive officers as a group (16 persons)	547,411	*

*	Less than 0.5 percent.
(1)	The amounts shown include 11,400 shares of Sunoco, Inc. common stock which certain officers (not including the named executive officers) have the right to acquire through the exercise of stock options within 60 days after December 31, 2005 under certain Sunoco, Inc. plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2005, the general partner owned 3,526,005 common units and 8,537,729 subordinated units, representing a 45.9 percent limited partner interest. Following the conversion of certain subordinated units to common units on February 15, 2006, the general partner now owns 6,371,915 common units and 5,691,819 subordinated units. The general partner’s limited partnership percentage interest was not changed as a result of the conversion. In addition, the general partner also owns a 2 percent general partner interest. The general partner’s ability to manage and operate the Partnership and its ownership of a 47.9 percent partnership interest effectively gives the general partner the ability to control the Partnership.

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

Operational Stage

Payments to the general partner and its affiliates

The Partnership paid the general partner an administrative fee, $8.4 million for the year ended December 31, 2005, for the provision of various general and administrative services for the Partnership’s benefit. In addition, the general partner is entitled to reimbursement for all expenses it incurs on the Partnership’s behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of the general partner who provide services to the Partnership. The general partner has sole discretion in determining the amount of these expenses.

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

Concurrently with the closing of the February 2002 IPO, the Partnership entered into several agreements with Sunoco, Inc. (R&M), and/or one or more of its affiliates. These agreements include the Omnibus Agreement, the Pipelines and Terminals Storage and Throughput Agreement, the Interrefinery Lease Agreement, an intellectual property license agreement, certain crude oil purchase and sale agreements, a treasury services agreement and other agreements, all of which are discussed in detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco R&M and Sunoco, Inc.”

Subsequent to the February 2002 IPO, the Partnership entered into other agreements with Sunoco, Inc., Sunoco R&M and the general partner, including various throughput agreements regarding certain recently acquired assets or improvements or expansions at existing assets not covered by the Pipelines and Terminals Storage and Throughput Agreement; the purchase agreements with Sunoco R&M to acquire the Eagle Point refinery logistics assets and an undivided interest in the Mesa Pipe Line system; and certain redemption and expense-sharing agreements with Sunoco, Inc. (and/or its affiliates) that were ancillary to the Partnership’s April 2004 and May 2005 offerings of common units for sale to the public. For further information on these agreements, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco R&M and Sunoco, Inc.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for audit and other professional services and products by the Partnership’s independent registered public accounting firm, Ernst & Young LLP, for each of the last two fiscal years:

	For the Year Ended December 31,
Type of Fee	2004	2005
Audit Fees(1)	$1,099,000	$986,000
Audit Related Fees(2)	$124,000	$189,000

NOTES:

(1)	Audit Fees, including those for statutory audits, include the aggregate fees paid by the Partnership during the fiscal year indicated for professional services rendered by Ernst & Young for the audit of the Partnership’s annual financial statements and the Partnership’s assessment and Ernst & Young’s opinion on the Partnership’s internal control over financial reporting for compliance under Section 404 of the Sarbanes-Oxley Act of 2002 and review of financial statements included in the Partnership’s quarterly reports on Form 10-Q.
(2)	Audit Related Fees include the aggregate fees paid by the Partnership during the fiscal year indicated for assurance and related services by Ernst & Young that are reasonably related to the performance of the audit or review of the Partnership’s financial statements and not included in Audit Fees, including review of registration statements and issuance of consents. Also included in Audit Related Fees are fees for internal control review and accounting advice.

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

The Audit/Conflicts Committee of the general partner’s board of directors is responsible for pre-approving all audit services, and permitted non-audit services, to be performed by the independent registered public accounting firm for the Partnership, or its general partner. The Committee reviews the services to be performed to determine whether provision of such services potentially could impair the independence of the Partnership’s independent registered public accounting firm. The Committee’s approval procedures include reviewing a detailed budget for each particular service or category of audit, audit-related, or tax services to be rendered, as well as a description of, and budgeted amounts for, specific categories of anticipated non-audit services. Pre-approval is generally granted for up to one year. Committee approval is required to exceed the budgeted amount for any particular category of services or to engage the independent registered public accounting firm for services not included in the budget. Additional services or specific engagements may be approved, on a case-by-case basis, prior to the independent registered public accounting firm undertaking such services.

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

(a) The following documents are filed as part of this report:

(1) The financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2) All financial statement schedules required are included in the financial statements or notes thereto.

(3) Exhibits:

Exhibit No.	Description
2.1*	Purchase and Sale Agreement by and between Mobil Pipeline Company and Sunoco Pipeline L.P., executed May 6, 2005 (incorporated by reference to Exhibit 2.1 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

2.1.1*	List of Schedules and Exhibits to Purchase and Sale Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.1.1 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

3.1*	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement, file No. 333-71968, filed October 22, 2001)

3.2*	Second Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of July 20, 2004 (incorporated by reference to Exhibit 3.1 of Form 10-Q, file No. 1-31219, filed August 5, 2004)

3.3*	Certificate of Limited Partnership of Sunoco Logistics Operations L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed December 18, 2001)

3.4*	First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 3.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.1*	Credit Agreement dated as of November 22, 2004, by and among Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners L.P., Citibank, N.A., Barclays Bank PLC, Keybank National Association, SunTrust Bank, Wachovia Bank, National Association and other lenders

10.1.1*	First Amendment to Credit Agreement, dated as of December 1, 2005, by and among Sunoco Logistics Partners Operations L.P., as “Borrower”; Citibank, N.A., as Administrative Agent; Barclays Bank PLC, as Syndication Agent; and Keybank N.A., Sun Trust Bank and Wachovia Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of Form 8-K, file No. 1-31219, filed December 5, 2005)

10.2*	Indenture, dated as of February 7, 2002, between Sunoco Logistics Partners Operations L.P. and First Union National Bank (incorporated by reference to Exhibit 10.2 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.3*	Registration Rights Agreement, dated as of February 8, 2002, among Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners L.P., Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., and the following Initial Purchasers: Lehman Brothers, Inc., Credit Suisse First Boston Corporation, Banc of America Securities LLC, Salomon Smith Barney Inc., UBS Warburg LLC and First Union Securities, Inc. (incorporated by reference to Exhibit 10.3 of Form 10-K, file No. 1-31219, filed April 1, 2002)

Exhibit No.	Description

10.4*	Contribution, Conveyance and Assumption Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sun Pipe Line Company of Delaware, Sunoco, Inc. (R&M), Atlantic Petroleum Corporation; Sunoco Texas Pipe Line Company, Sun Oil Line of Michigan (Out) LLC, Mid-Continent Pipe Line (Out) LLC, Sun Pipe Line Services (Out) LLC, Atlantic Petroleum Delaware Corporation, Atlantic Pipeline (Out) L.P., Sunoco Partners LLC, Sunoco Partners Lease Acquisition & Marketing LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners GP LLC, Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Mid-Con (In) LLC, Atlantic (In) L.P., Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners Operations GP LLC, Atlantic R&M (In) L.P., Sun Pipe Line Services (In) L.P., Sunoco Michigan (In) LLC, Atlantic (In) LLC, Sunoco Logistics Pipe Line GP LLC, Sunoco R&M (In) LLC, and Atlantic Refining & Marketing Corp. (incorporated by reference to Exhibit 10.4 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.5*	Omnibus Agreement, dated as of February 8, 2002, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.5.1*	Amendment No. 2006-1 to Omnibus Agreement, dated as of February 14, 2006, and effective January 1, 2006, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sun Pipe Line Company, Sun Pipe Line Delaware (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, file No. 1-31219, filed February 17, 2006).

10.6*	Pipelines and Terminals Storage and Throughput Agreement, dated as of February 8, 2002, among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners LLC, Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., Sunoco Logistics Partners GP LLC, and Sunoco Logistics Partners Operations GP LLC

10.7*	Amended and Restated Treasury Services Agreement, dated as of November 26, 2003, by and among Sunoco, Inc., Sunoco Logistics Partners L.P., and Sunoco Logistics Partners Operations L.P. (incorporated by reference to Exhibit 10.7.1 of Form 10-K, file No. 1-31219, filed March 4, 2004)

10.8*	Intellectual Property and Trademark License Agreement, dated as of February 8, 2002 among Sunoco, Inc., (“Sunoco”), Sunoco, Inc. (R&M), Sunmarks, Inc., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.8 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.9*	Interrefinery Lease, dated as of February 8, 2002, between Sunoco Pipeline L.P., and Sunoco, Inc. (R&M) (incorporated by reference to Exhibit 10.9 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.10	Common Unit Redemption Agreement, dated as of May 17, 2005, between Sunoco Logistics Partners L.P. and Sunoco Partners LLC

10.11*	Sunoco Partners LLC Long-Term Incentive Plan amended as of January 1, 2005 and restated effective December 20, 2005 (incorporated by reference to Exhibit 10.3 to the Form 8-K, File No. 1-31219, filed December 27, 2005)

Exhibit No.	Description

10.11.1*	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 8-K, File No. 1-31219, filed December 27, 2005)

10.11.2*	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K, File No. 1-31219, filed December 27, 2005)

10.12*	Sunoco Partners LLC Annual Incentive Plan, amended as of January 1, 2005 and restated effective December 20, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 1-31219, filed December 27, 2005)

10.13*	Sunoco Partners LLC Directors’ Deferred Compensation Plan, amended as of January 1, 2005 and restated effective December 20, 2005 (incorporated by reference to Exhibit 10.2 to the Form 8-K, File No. 1-31219, filed December 27, 2005)

10.14*	Sunoco Partners LLC Special Executive Severance Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q, File No. 1-31219, filed May 9, 2005)

10.15	Sunoco Partners LLC Executive Summary Compensation Sheet for 2006

10.16	Sunoco Partners LLC Independent Director Compensation Summary Sheet for 2006

10.17**	Throughput and Deficiency Agreement, executed May 6, 2005

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1*	Code of Ethics for Senior Officers (incorporated by reference to Exhibit 10.14.1 to Form 10-K, File No. 1-31219, filed March 4, 2004)

21.1	Subsidiaries of Sunoco Logistics Partners L.P.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32	Chief Executive Officer and Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350

99	Audited Balance Sheet of Sunoco Partners LLC as of December 31, 2005

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.
**	This exhibit amends Exhibit 10.4 to Form 10-Q, File No. 1-31219, filed May 9, 2005 (incorporated herein by reference), by adding conformed signatures to the signature pages. Confidential status has been granted for certain portions of this exhibit pursuant to a Confidential Treatment Request filed May 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOCO LOGISTICS PARTNERS L.P. (Registrant)

By:	Sunoco Partners LLC (its General Partner)

By:	/S/ COLIN A. OERTON
Colin A. Oerton Vice President and Chief Financial Officer

March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 1, 2006.

CYNTHIA A. ARCHER* Cynthia A. Archer Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	BRUCE G. FISCHER* Bruce G. Fischer Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

STEPHEN L. CROPPER* Stephen L. Cropper Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	DEBORAH M. FRETZ* Deborah M. Fretz Chief Executive Officer and Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Executive Officer)

MICHAEL H.R. DINGUS* Michael H.R. Dingus Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	THOMAS W. HOFMANN* Thomas W. Hofmann Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

JOHN G. DROSDICK* John G. Drosdick Director and Chairman of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	JENNIFER L. ANDREWS* Jennifer L. Andrews Comptroller of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Accounting Officer)

GARY W. EDWARDS* Gary W. Edwards Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P	COLIN A. OERTON* Colin A. Oerton Vice President and Chief Financial Officer of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Financial Officer)

L. WILSON BERRY, JR.* L. Wilson Berry, Jr. Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P

By: /S/ COLIN A. OERTON Colin A. Oerton Individually and as Attorney-in-Fact