Form 10-Q
period 2006-03-31
SUNOCO LOGISTICS PARTNERS LP
filed 2006-04-28
CIK 1161154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-31219

SUNOCO LOGISTICS PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Mellon Bank Center

1735 Market Street, Suite LL, Philadelphia, PA	19103-7583
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 248-4344
Former name, former address and formal fiscal year, if changed since last report: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.: Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 28, 2006, the number of the registrant’s Common Units outstanding was 20,164,051, and its Subordinated Units outstanding was 5,691,819.

SUNOCO LOGISTICS PARTNERS L.P.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$478,321	$476,923
Unaffiliated customers	782,650	534,926
Other income	2,391	3,627

Total Revenues	1,263,362	1,015,476

Costs and Expenses
Cost of products sold and operating expenses	1,214,786	974,911
Depreciation and amortization	8,946	8,122
Selling, general and administrative expenses	15,003	11,917

Total Costs and Expenses	1,238,735	994,950

Operating Income	24,627	20,526
Net interest cost paid to affiliates (Note 3)	309	65
Other interest cost and debt expense, net	6,450	5,163
Capitalized interest	(556)	—

Net Income	$18,424	$15,298

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$18,424	$15,298
Less: General Partner’s interest in Net Income	(1,344)	(922)

Limited Partners’ interest in Net Income	$17,080	$14,376

Net Income per Limited Partner unit:
Basic	$0.66	$0.60

Diluted	$0.66	$0.59

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	25,819,210	24,090,548

Diluted	25,944,752	24,288,379

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
Assets	(UNAUDITED)
Current Assets
Cash and cash equivalents	$4,951	$21,645
Advances to affiliates (Note 3)	9,817	—
Accounts receivable, affiliated companies (Note 3)	129,156	136,536
Accounts receivable, net	669,839	584,509
Inventories:
Crude oil	48,579	27,561
Materials, supplies and other	724	700

Total Current Assets	863,066	770,951

Properties, plants and equipment	1,411,136	1,287,542
Less accumulated depreciation and amortization	(480,770)	(472,706)

Properties, plants and equipment, net	930,366	814,836

Investment in affiliates (Note 5)	68,683	69,097
Deferred charges and other assets	32,066	25,801

Total Assets	$1,894,181	$1,680,685

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$840,760	$720,127
Accrued liabilities	26,440	32,884
Accrued taxes other than income	17,679	20,986
Advances from affiliates (Note 3)	—	5,750

Total Current Liabilities	884,879	779,747
Long-term debt (Note 6)	465,116	355,573
Other deferred credits and liabilities	23,308	21,954
Commitments and contingent liabilities (Note 7)

Total Liabilities	1,373,303	1,157,274

Partners’ Capital:
Limited partners’ interest	513,560	515,512
General partner’s interest	7,318	7,899

Total Partners’ Capital	520,878	523,411

Total Liabilities and Partners’ Capital	$1,894,181	$1,680,685

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31 ,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$18,424	$15,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,946	8,122
Restricted unit incentive plan expense	806	821
Changes in working capital pertaining to operating activities net of the effect of acquisitions:
Accounts receivable, affiliated companies	7,380	(8,534)
Accounts receivable, net	(85,330)	(140,056)
Inventories	(18,853)	(19,866)
Accounts payable and accrued liabilities	114,155	149,117
Accrued taxes other than income	(3,307)	(599)
Other	(3,443)	298

Net cash provided by operating activities	38,778	4,601

Cash Flows from Investing Activities:
Capital expenditures	(18,228)	(7,841)
Acquisitions	(109,448)	—

Net cash used in investing activities	(127,676)	(7,841)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(20,360)	(15,955)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(1,443)	(2,863)
Contributions from General Partner for Limited Partner unit transactions	74	137
Advances to affiliates, net	(15,567)	1,571
Contributions from affiliate	—	361
Borrowings under credit facility	109,500	—

Net cash provided by /(used in) financing activities	72,204	(16,749)

Net change in cash and cash equivalents	(16,694)	(19,989)
Cash and cash equivalents at beginning of year	21,645	52,660

Cash and cash equivalents at end of period	$4,951	$32,671

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Basis of Presentation
     Sunoco Logistics Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership formed by Sunoco, Inc. (“Sunoco”) in October 2001 to acquire a substantial portion of Sunoco’s logistics business. The Partnership owns and operates a geographically diverse portfolio of complementary assets, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast, Midwest and South Central United States.
     The consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned partnerships, including Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”). Equity ownership interests in corporate joint ventures, which are not consolidated, are accounted for under the equity method.
     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2006 are not necessarily indicative of results for the full year 2006.
2.	Acquisitions
Millenium and Kilgore Pipeline Acquisition
     On March 1, 2006, the Partnership purchased a Texas crude oil pipeline system from affiliates of Black Hills Energy, Inc. for approximately $41.4 million. The system consists of (a) the Millennium Pipeline, a 200-mile, 12-inch crude oil pipeline with 65,000 barrels per day operating capacity, originating near the Partnership’s Nederland Terminal, and terminating at Longview Texas; (b) the Kilgore Pipeline, a 190-mile, 10-inch crude oil pipeline with 35,000 barrels per day capacity originating in Kilgore, Texas and terminating at refineries in the Houston, Texas region; (c) approximately 800,000 shell barrels of storage capacity at Kilgore, and Longview, Texas, 340,000 of which are active; (d) a crude oil sales and marketing business; and (e) crude oil line fill and working inventory.
     The purchase price of the acquisition (including $0.6 million to be paid in the second quarter 2006 for inventory) was funded with $41.5 million of borrowings under the Partnership’s Credit Facility, and has been tentatively allocated within the Western Pipeline System business segment to the assets acquired based on their relative fair values at the acquisition date. The following is a summary of the effects of the transaction on the Partnership’s consolidated financial position (in thousands of dollars):

Increase in:
Inventories	$2,189
Properties, plants and equipment, net	37,126
Deferred charges and other assets	2,133

Cash paid for acquisition	$41,448

     The results of the acquisition are included in the financial statements from the date of acquisition.
Amdel and White Oil Pipeline Acquisition
     On March 1, 2006, the Partnership also acquired a Texas crude oil pipeline system from Alon USA Energy, Inc. for approximately $68.0 million. The system consists of (a) the Amdel Pipeline, a 503-mile, 10-inch common carrier crude oil pipeline with 27,000 barrels per day operating capacity, originating at the Nederland Terminal, and terminating at Midland, Texas, and (b) the White Oil Pipeline, a 25-mile, 10-inch crude oil pipeline with 40,000 barrels per day operating capacity, originating at the Amdel Pipeline and terminating at Alon’s Big Spring, Texas refinery. Alon has also agreed to ship a minimum of 15,000 barrels per day under a 10-year, throughput and deficiency agreement on the pipelines. These pipelines are currently idled and are scheduled to be returned to service on June 1, 2006. The Partnership also expects to complete a $12 million program to expand capacity on the Amdel Pipeline from 27,000 to 40,000 barrels per day, and to construct new tankage at the Nederland Terminal to service these new volumes by the end of 2006. The purchase price of the acquisition was funded with $68.0 million of borrowings under the Partnership’s Credit Facility, and has been tentatively allocated to property, plants and equipment based on the relative fair value of the assets acquired on the acquisition date within the Western Pipeline System business segment.
Mesa Pipe Line System Interest Acquisition
     On December 5, 2005, the Partnership purchased a subsidiary of Sunoco which owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million. The Mesa Pipe Line system consists of an 80-mile, 24-inch crude oil pipeline from Midland, Texas to Colorado City, Texas, with an operating capacity of 316,000 barrels per day, and approximately 800,000 barrels of tankage at Midland. The Mesa pipeline connects to the West Texas Gulf pipeline, which supplies crude oil to the Mid-Valley pipeline. On December 29, 2005, the Partnership purchased an additional 29.8 percent interest in Mesa from Chevron for $5.3 million, increasing its combined interest to 37.0 percent. The purchase prices of the acquisitions were funded with $6.6 million of borrowings under the Partnership’s Credit Facility, and were allocated on a preliminary basis to property, plants and equipment within the Western Pipeline System business segment. The results of the acquisitions are included in the financial statements from the dates of acquisition.
     The Partnership and Plains All American Pipeline are the owners of the undivided interest in Mesa. On April 21, 2006, the Partnership and Plains All American Pipeline agreed to extend the Mesa operating agreement, previously scheduled to expire on June 30, 2006, until December 31, 2009.
Corsicana to Wichita Falls Pipeline Acquisition
     On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for $100.0 million. The pipeline system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 barrels per day. It originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The storage facilities include the Corsicana terminal, which has 2.9 million barrels of shell capacity for crude oil, and the Ringgold, Texas terminal, which consists of 0.5 million barrels of shell capacity for crude oil. In addition, the Partnership invested approximately $16.0 million to construct a new 20-mile, 24-inch pipeline to connect the Corsicana to Wichita Falls pipeline to the West Texas Gulf pipeline, in which the Partnership has a 43.8% ownership interest. Construction on the new 20-mile pipeline was completed in December 2005, and the pipeline is currently operational. The purchase price of the acquisition was funded with $56.5 million of proceeds from the August 2005 units offering (see Note 8), $18.5 million of net borrowings under the Partnership’s Credit Facility, and $25.0 million of cash on hand, and was allocated to property, plants and equipment within the Western Pipeline System business segment. The results of the acquisition are included in the financial statements from the date of acquisition.
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
     Selling, general and administrative expenses in the condensed consolidated statements of income include costs incurred by Sunoco for the provision of certain centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services, including the administration of employee benefit plans. These are provided to the Partnership under an omnibus agreement (“Omnibus Agreement”) with Sunoco for an annual administrative fee. The fee for the annual period ended December 31, 2005 was $8.4 million. In January 2006, the parties extended the term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) by one year. The annual administrative fee applicable to this one-year extension is $7.7 million, which reflects the Partnership directly incurring some of these general and administrative costs. These costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2006, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted.
     The annual administrative fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the cash premiums incurred. This fee also does not include salaries of pipeline and terminal personnel or other employees of the general partner, or the cost of their employee benefits. These employees are employees of the Partnership’s general partner or its affiliates, which are wholly-owned subsidiaries of Sunoco. The Partnership has no employees. Allocated Sunoco employee benefit plan expenses for employees who work in the pipeline, terminalling, storage and crude oil gathering operations, including senior executives, include non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans, and other such benefits. The Partnership is reimbursing Sunoco for these costs and other direct expenses incurred on its behalf. These expenses are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income.
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
     For the three months ended March 31, 2005, the Partnership incurred $0.4 million of maintenance capital expenditures under these agreements. No amounts were incurred under these agreements for the three months ended March 31, 2006. The reimbursement of these amounts were recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at March 31, 2005.
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
     In February 2006 and 2005, the Partnership issued 0.1 million and 0.2 million common units, respectively, to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these net issuances of common units, the general partner contributed $0.1 million in each period to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded these amounts as capital contributions to Partners’ Capital within its condensed consolidated balance sheets.
     Asset Acquisition
     On December 5, 2005, the Partnership acquired a subsidiary of Sunoco which owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million (see Note 2). Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of $0.2 million, and the $1.1 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution.
     Redemption of Common Units
     In May and June 2005, the Partnership sold a total of 2.775 million common units in a public offering (see Note 8). The net proceeds from the sale were used to redeem 2.775 million common units owned by Sunoco for $99.6 million. Also in connection with the equity offering, Sunoco agreed to reimburse the Partnership for transaction costs incurred by the Partnership. Reimbursement of these costs of $0.4 million occurred during the third quarter of 2005 when the transaction costs were finalized, and the reimbursement was accounted for as an increase to Partners’ Capital within the Partnership’s condensed consolidated balance sheet.
     Conversion of Subordinated Units
     A total of 5,691,820 subordinated limited partner units, equal to one-half of the originally issued subordinated units held by the general partner, were converted to common units, 2,845,910 each on February 15, 2006 and February 15, 2005, as the Partnership met the requirements set forth in the partnership agreement (see Note 9).
4.	Net Income Per Unit Data
     Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.
     Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”) “Participating Securities and the Two-Class Method under FASB Statement No. 128” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. EITF 03-06 provides that the general partner’s interest in net income is to be calculated based on the amount that would be allocated to the general partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. The Partnership applied EITF 03-06 prospectively beginning with the third quarter of 2005. The application of EITF 03-06 may have an impact on earnings per limited partner unit in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued. The effect of applying EITF 03-06 to periods prior to the third quarter of 2005, however, would not have been material.
     The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 12). The general partner was allocated net income of $1.3 million (representing 7.3 percent of total net income for the period) for the three months ended March 31, 2006, and $1.0 million (representing 6.0 percent of total net income for the period) for the three months ended March, 31, 2005. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.
     The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Weighted average number of limited partner units outstanding — basic	25,819,210	24,090,548
Add effect of dilutive unit incentive awards	125,542	197,831

Weighted average number of limited partner units — diluted	25,944,752	24,288,379

5.	Investment in Affiliates
     The Partnership’s ownership percentages in corporate joint ventures as of March 31, 2006 and December 31, 2005 are as follows:

Equity
Ownership
Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%
     The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three months ended March 31, 2006 and 2005 (in thousands of dollars):

	Three Months Ended
	March 31,
	2006	2005
Income Statement Data:
Total revenues	$83,356	$87,021
Net income	$20,738	$24,437
     The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of March 31, 2006 and December 31, 2005 (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Balance Sheet Data:
Current assets	$105,613	$100,241
Non-current assets	$465,081	$468,994
Current liabilities	$83,313	$80,054
Non-current liabilities	$430,697	$437,004
Net equity	$56,684	$52,177
     The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at March 31, 2006 include an excess investment amount of approximately $55.4 million, net of accumulated amortization of $2.1 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.
6.	Long-Term Debt
     The components of long-term debt are as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Credit Facility	$216,100	$106,600
Senior Notes	250,000	250,000
Less unamortized bond discount	(984)	(1,027)

	$465,116	$355,573

     Sunoco Logistics Partners Operations L.P., a wholly-owned entity of the Partnership (the “Operating Partnership”), has a $300 million Credit Facility available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowing under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility matures in November 2010 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). The interest rate on the outstanding borrowings at March 31, 2006 and 2005 was 5.0 percent and 3.2 percent, respectively. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants (each as defined in the credit agreement) requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period; and an interest coverage ratio of at least 3.0 to 1. The Operating Partnership is in compliance with these covenants as of March 31, 2006. The Partnership’s ratio of total debt to EBITDA was 3.4 to 1 and the interest coverage ratio was 4.6 to 1 for the three months ended March 31, 2006.
     On March 1, 2006, the Partnership completed its acquisition of two Texas crude oil pipeline systems for a total of $109.4 million. (See Note 2). The Partnership financed these transactions with $109.5 million of borrowings under the Credit Facility. At March 31, 2006, the Partnership had $83.9 million available under the $300 million Credit Facility.
     The Senior Notes are at 7.25 percent, due February 15, 2012, and were issued by the Operating Partnership at 99.325 percent of the principal amount. The discount of 0.675 percent is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the condensed consolidated statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of March 31, 2006. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership, at the option of the holders of the Senior Notes, at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity.
     The Partnership and the operating partnerships of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional. See Note 12 for supplemental condensed consolidating financial information.
7.	Commitments and Contingent Liabilities
     The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets was $0.6 million for the periods ended March 31, 2006 and December 31, 2005. There are no liabilities attributable to unasserted claims, nor have any recoveries from insurance been assumed.
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
     Sunoco has indemnified the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed to the Partnership that arise from the operation of such assets prior to the closing of the Partnership’s initial public offering (“IPO”) on February 8, 2002. Sunoco has indemnified the Partnership for 100 percent of all such losses asserted within the first 21 years of closing of the February 2002 IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent a year. For example, for a claim asserted during the twenty-third year after closing of the February 2002 IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the Partnership’s assets that occur on or after the closing of the February 2002 IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.
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
     Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the consolidated financial position of the Partnership at March 31, 2006.
     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO which are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the consolidated financial position of the Partnership at March 31, 2006.
8. Equity Offerings
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
     At March 31, 2006, Sunoco’s ownership in the Partnership, including its 2.0 percent general partner interest, was 47.9 percent.
9.	Cash Distributions
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
     The Partnership had 5,691,819 subordinated units issued as of March 31, 2006, all of which were held by the general partner and for which there is no established public trading market.
     The Partnership originally issued 11,383,639 subordinated units to its general partner in connection with the 2002 IPO. The subordination period is generally defined in the partnership agreement as the period that ends on the first day of any quarter beginning after December 31, 2006 if (1) the Partnership has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods; and (2) the adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable the Partnership to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2 percent general partner interest during those periods. In addition, under the partnership agreement, one quarter of the subordinated units may convert to common units on a one-for-one basis after both December 31, 2004 and December 31, 2005, if the Partnership meets the required tests for the preceding three consecutive, non-overlapping four-quarter periods. When the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.
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
     The Partnership has met the minimum quarterly distribution requirements on all outstanding units for each of the three consecutive, non-overlapping four-quarter periods ended December 31, 2004 and 2005. As a result, a total of 5,691,820 subordinated units were converted into common units on a one-for-one basis, 2,845,910 each on February 15, 2005 and February 15, 2006. As of March 31, 2006, there are 5,691,819 subordinated units outstanding, all of which may be converted in February 2007 as long as the Partnership continues to meet the financial tests noted above for each of the three consecutive, non-overlapping four-quarter periods ending December 31, 2006.
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
     Distributions paid by the Partnership for the period from January 1, 2005 through March 31, 2006 were as follows:

	Cash		Total Cash
	Distribution	Total Cash	Distribution to
Date Cash	per Limited	Distribution to	the General
Distribution Paid	Partner Unit	Limited Partners	Partner
		($ in millions)	($ in millions)
February 14, 2005	$0.625	$15.0	$1.0
May 13, 2005	$0.625	$15.1	$1.0
August 12, 2005	$0.6375	$15.4	$1.1
November 12, 2005	$0.675	$17.4	$1.5
February 14, 2006	$0.7125	$18.4	$2.0
     On April 20, 2006, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared an increase in the cash distribution for the first quarter 2006 of $0.0375 per common and subordinated partnership unit ($0.15 annualized). The $22.4 million distribution, including $3.0 million to the general partner, will be paid on May 15, 2006 to unitholders of record at the close of business on May 8, 2006.

10. Business Segment Information
     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended March 31, 2006 and 2005, respectively (in thousands of dollars):

	Three Months Ended
	March 31,
	2006	2005
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$18,438	$18,061
Unaffiliated customers	6,838	5,443
Other income	1,972	3,071

Total Revenues	27,248	26,575

Operating expenses	10,649	10,617
Depreciation and amortization	2,650	2,599
Selling, general and administrative expenses	4,068	4,659

Total Costs and Expenses	17,367	17,875

Operating Income	$9,881	$8,700

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$19,156	$19,313
Unaffiliated customers	9,957	8,614
Other Income	7	1

Total Revenues	29,120	27,928

Operating expenses	12,557	11,039
Depreciation and amortization	3,700	4,084
Selling, general and administrative expenses	3,473	3,268

Total Costs and Expenses	19,730	18,391

Operating Income	$9,390	$9,537

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$440,727	$439,549
Unaffiliated customers	765,855	520,869
Other income	412	555

Total Revenues	1,206,994	960,973

Cost of products sold and operating expenses	1,191,580	953,255
Depreciation and amortization	2,596	1,439
Selling, general and administrative expenses	7,462	3,990

Total Costs and Expenses	1,201,638	958,684

Operating Income	$5,356	$2,289

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$9,881	$8,700
Terminal Facilities	9,390	9,537
Western Pipeline System	5,356	2,289

Total segment operating income	24,627	20,526
Net interest expense	6,203	5,228

Net Income	$18,424	$15,298

     The following table provides the identifiable assets for each segment as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Eastern Pipeline System	$343,139	$343,591
Terminal Facilities	$299,485	$293,119
Western Pipeline System	$1,231,724	$1,016,915
Corporate and other	$19,833	$27,060

Total identifiable assets	$1,894,181	$1,680,685

     Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.
11.	Exit Costs Associated with Western Pipeline Headquarters Relocation
     On June 10, 2005, the Partnership announced its intention to relocate its Western area headquarters operations from Tulsa, Oklahoma to the Houston, Texas area. On September 1, 2005, the Partnership executed an agreement to lease office space in Sugar Land, Texas. The Partnership’s general partner offered to relocate all affected employees. The Partnership substantially completed the relocation during the first quarter 2006.
     The total non-recurring expenses incurred in connection with the relocation plan amounted to $4.9 million, including $2.9 recognized during the first quarter 2006. These costs consist primarily of employee relocation costs, one-time termination benefits and new hire expenses. These costs are included in selling, general and administrative expenses in the condensed statement of income, and are included in the operating results for the Western Pipeline System segment. In addition, the total capital expenditures associated with the move amounted to $5.5 million, including $2.8 million in the first quarter 2006. These capital expenditures include furniture and equipment, communication infrastructure and a pipeline control center. The Partnership does not expect the remaining costs related to the relocation to be material.
12.	Supplemental Condensed Consolidating Financial Information
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

Statement of Income
Three Months Ended March 31, 2006
(Unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$478,101	$220	$—	$478,321
Unaffiliated customers	—	—	782,367	283	—	782,650
Equity in earnings of subsidiaries	18,172	24,865	—	2	(43,039)	—
Other income	—	—	2,391	—	—	2,391

Total Revenues	18,172	24,865	1,262,859	505	(43,039)	1,263,362

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,214,564	222	—	1,214,786
Depreciation and amortization	—	—	8,915	31	—	8,946
Selling, general and administrative expenses	—	—	15,003	—	—	15,003

Total Costs and Expenses	—	—	1,238,482	253	—	1,238,735

Operating Income	18,172	24,865	24,377	252	(43,039)	24,627
Net interest cost paid to/ (received from) affiliates	—	799	(490)	—	—	309
Other interest cost and debt expenses, net	—	6,450	—	—	—	6,450
Capitalized interest	—	(556)	—	—	—	(556)

Net Income	$18,172	$18,172	$24,867	$252	$(43,039)	$18,424

Statement of Income
Three Months Ended March 31, 2005
(Unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$476,923	$—	$—	$476,923
Unaffiliated customers	—	—	534,926	—	—	534,926
Equity in earnings of subsidiaries	15,296	21,043	—	2	(36,341)	—
Other income	—	—	3,627	—	—	3,627

Total Revenues	15,296	21,043	1,015,476	2	(36,341)	1,015,476

Costs and Expenses
Cost of products sold and operating expenses	—	—	974,911	—	—	974,911
Depreciation and amortization	—	—	8,122	—	—	8,122
Selling, general and administrative expenses	—	—	11,917	—	—	11,917

Total Costs and Expenses	—	—	994,950	—	—	994,950

Operating Income	15,296	21,043	20,526	2	(36,341)	20,526
Net interest cost paid to/ (received from) affiliates	—	584	(519)	—	—	65
Other interest cost and debt expenses, net	—	5,163	—	—	—	5,163

Net Income	$15,296	$15,296	$21,045	$2	$(36,341)	$15,298

Balance Sheet
March 31, 2006
(Unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$4,951	$—	$—	$—	$4,951
Advances to affiliates	6,548	—	2,689	580	—	9,817
Accounts receivable, affiliated companies	—	—	129,156	—	—	129,156
Accounts receivable, net	—	—	669,839	—	—	669,839
Inventories Crude oil	—	—	48,579	—	—	48,579
Materials, supplies and other	—	—	724	—	—	724

Total Current Assets	6,548	4,951	850,987	580	—	863,066

Properties, plants and equipment, net	—	—	924,903	5,463	—	930,366
Investment in affiliates	511,329	971,728	68,683	86	(1,483,143)	68,683
Deferred charges and other assets	—	1,496	30,553	17	—	32,066

Total Assets	$517,877	$978,175	$1,875,126	$6,146	$(1,483,143)	$1,894,181

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$840,760	$—	$—	$840,760
Accrued liabilities	1,109	2,286	22,870	175	—	26,440
Accrued taxes other than income	—	—	17,679	—	—	17,679

Total Current Liabilities	1,109	2,286	881,309	175	—	884,879

Long-term debt	—	465,116	—	—	—	465,116
Other deferred credits and liabilities	—	—	23,308	—	—	23,308

Total Liabilities	1,109	467,402	904,617	175	—	1,373,303

Total Partners’ Capital	516,768	510,773	970,509	5,971	(1,483,143)	520,878

Total Liabilities and Partners’ Capital	$517,877	$978,175	$1,875,126	$6,146	$(1,483,143)	$1,894,181

Balance Sheet
December 31, 2005

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$21,645	$—	$—	$—	$21,645
Advances to affiliates	—	—	5,506	—	(5,506)	—
Accounts receivable, affiliated companies	—	—	136,536	—	—	136,536
Accounts receivable, net	—	—	584,509	—	—	584,509
Inventories
Crude oil	—	—	27,561	—	—	27,561
Materials, supplies and other	—	—	700	—	—	700

Total Current Assets	—	21,645	754,812	—	(5,506)	770,951

Properties, plants and equipment, net	—	—	809,342	5,494	—	814,836
Investment in affiliates	464,986	778,106	69,291	(130)	(1,243,156)	69,097
Deferred charges and other assets	—	2,459	23,325	17	—	25,801

Total Assets	$464,986	$802,210	$1,656,770	$5,381	$(1,248,662)	$1,680,685

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$720,127	$—	$—	$720,127
Accrued liabilities	1,171	6,800	24,913	—	—	32,884
Accrued taxes other than income	—	—	20,986	—	—	20,986
Advances from affiliates	5,945	—	—	5,311	(5,506)	5,750

Total Current Liabilities	7,116	6,800	766,026	5,311	(5,506)	779,747

Long-term debt	—	355,573	—	—	—	355,573
Other deferred credits and liabilities	—	—	21,954	—	—	21,954

Total Liabilities	7,116	362,373	787,980	5,311	(5,506)	1,157,274

Total Partners’ Capital	457,870	439,837	868,790	70	(1,243,156)	523,411

Total Liabilities and Partners’ Capital	$464,986	$802,210	$1,656,770	$5,381	$(1,248,662)	$1,680,685

Statement of Cash Flows
Three Months Ended March 31, 2006
(Unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Net Cash Flows from Operating Activities	$18,110	$14,620	$48,629	$458	$(43,039)	$38,778

Cash Flows from Investing Activities:
Capital expenditures	—	—	(18,228)	—	—	(18,228)
Acquisitions	—	—	(109,448)	—	—	(109,448)
Intercompany	14,671	(140,814)	77,671	5,433	43,039	—

	14,671	(140,814)	(50,005)	5,433	43,039	(127,676)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(20,360)	—	—	—	—	(20,360)
Net contribution from General Partner for Limited Partner unit transactions	74	—	—	—	—	74
Advances to affiliates, net	(12,495)	—	2,819	(5,891)	—	(15,567)
Borrowings under credit facility	—	109,500	—	—	—	109,500
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,443)	—	—	(1,443)

	(32,781)	109,500	1,376	(5,891)	—	72,204

Net change in cash and cash equivalents	—	(16,694)	—	—	—	(16,694)
Cash and cash equivalents at beginning of year	—	21,645	—	—	—	21,645

Cash and cash equivalents at end of period	$—	$4,951	$—	$—	$—	$4,951

Statement of Cash Flows
Three Months Ended March 31, 2005
(Unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Net Cash Flows from Operating Activities	$15,296	$10,968	$14,676	$2	$(36,341)	$4,601

Cash Flows from Investing Activities:
Capital expenditures	—	—	(7,841)	—	—	(7,841)
Intercompany	(9,316)	(30,957)	3,934	(2)	36,341	—

	(9,316)	(30,957)	(3,907)	(2)	36,341	(7,841)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(15,955)	—	—	—	—	(15,955)
Net contribution from General Partner for Limited Partner unit transactions	137	—	—	—	—	137
Advances to affiliates, net	9,838	—	(8,267)	—	—	1,571
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,863)	—	—	(2,863)
Contributions from affiliate	—	—	361	—	—	361

	(5,980)	—	(10,769)	—	—	(16,749)

Net change in cash and cash equivalents	—	(19,989)	—	—	—	(19,989)
Cash and cash equivalents at beginning of year	—	52,660	—	—	—	52,660

Cash and cash equivalents at end of period	$—	$32,671	$—	$—	$—	$32,671

13. Recent Accounting Pronouncements
     On January 1, 2006, the Partnership adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Among other things, SFAS No. 123R requires a fair-value-based method of accounting for share-based payment transactions. Prior to adoption of SFAS No. 123R, the Partnership followed the fair value method of accounting prescribed by SFAS No. 123, and thus, adoption of SFAS No. 123R did not have a material impact on the Partnership’s financial statements.
     SFAS No. 123R also requires the use of a non-substantive vesting period approach for new share-based payment transactions that vest when an employee becomes retirement eligible, as is the case under the Partnership’s Long-Term Incentive Plan (i.e., the vesting period cannot exceed the date an employee becomes retirement eligible). For units awarded after January 1, 2006 to retirement-eligible participants, the Partnership will accelerate expense recognition, as compared to the vesting period approach the Partnership previously applied, which resulted in recognition of compensation expense over the stated vesting period. No units were granted during the three months ended March 31, 2006, and as a result, there was no impact on the Partnership’s financial results as a result of this provision. The future impact of the non-substantive vesting period will be dependent upon the value of future awards granted to employees who are eligible to retire prior to the stated vesting periods of those awards, however the Partnership does not expect the impact to be material.
14. Subsequent Event
     On April 17, 2006, the Partnership signed a definitive agreement to purchase a 50 percent interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation. Total terminal storage is approximately 550 thousand barrels. The transaction is subject to purchase rights held by an existing owner and normal conditions to closing for assets of this nature. Closing is expected to occur during the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Three Months Ended March 31, 2006 and 2005
Sunoco Logistics Partners L.P.
Operating Highlights
Three Months Ended March 31, 2006 and 2005

	Three Months Ended
	March 31,
	2006	2005
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	60,988,946	55,600,671
Revenue per barrel mile (cents)	0.460	0.470
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	383,233	396,022
Nederland terminal	489,667	491,911
Refinery terminals(3)	693,677	689,789
Western Pipeline System:(1)(4)
Crude oil pipeline throughput (bpd)	485,007	317,970
Crude oil purchases at wellhead (bpd)	181,413	194,848
Gross margin per barrel of pipeline throughput (cents)(5)	28.4	20.0

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(4)	Includes results from the Partnership’s purchases of an undivided joint interest in the Mesa Pipe Line system, the Corsicana to Wichita Falls, Texas pipeline system, and the Millennium and Kilgore pipeline system from the acquisition dates.

(5)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.
Analysis of Consolidated Net Income
     Net income was $18.4 million for the first quarter 2006 as compared with $15.3 million for the first quarter 2005, an increase of $3.1 million. The increase was due mainly to the operating results of the acquisitions of the Corsicana to Wichita Falls, Texas pipeline system in August 2005, and a 37.0 percent undivided joint interest in the Mesa Pipe Line system in December 2005, higher Western Pipeline System crude oil sales and marketing margins, and an increase in total shipments in the Eastern Pipeline System. These increases were partially offset by $2.9 million of costs related to the relocation of the Western area headquarters from Tulsa, Oklahoma to Sugar Land, Texas, which was substantially completed during the quarter.
     Net interest expense increased $1.0 million to $6.2 million for the first quarter 2006 from $5.2 million for the prior year’s quarter due to increased borrowings and higher interest rates on borrowings under the Partnership’s credit facility, partially offset by a $0.6 million increase in capitalized interest. Total debt outstanding at March 31, 2006 of $465.1 million consists of $249.0 million of the Senior Notes and $216.1 million of borrowings under the Partnership’s credit facility. The Partnership increased the borrowings under its credit facility by $109.5 million during the first quarter 2006 to fund the acquisitions of the Millennium and Kilgore pipelines and the Amdel and White Oil pipelines in March 2006.

Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System increased $1.2 million to $9.9 million for the first quarter 2006 from $8.7 million for the first quarter 2005. This increase was primarily the result of a $1.8 million increase in sales and other operating revenue and a $0.6 million decrease in selling, general and administrative expenses, partially offset by a $1.1 million decrease in other income. Sales and other operating revenue increased from $23.5 million for the prior year’s quarter to $25.3 million for the first quarter 2006 mainly due to an increase in total shipments partially offset by a decrease in revenue per barrel mile. The increase in shipments was due principally to higher throughput on the Marysville to Toledo crude oil pipeline due to increased production at two third-party Canadian synthetic crude oil plants which experienced reduced production in 2005 as a result of fire damage, and higher demand due to expansion of a Detroit refinery served by the Marysville pipeline. Other income decreased $1.1 million to $2.0 million for the first quarter 2006, due principally to reduced pipeline volumes experienced by one of the Partnership’s joint venture interests.
Terminal Facilities
     The Terminal Facilities business segment had operating income of $9.4 million for the first quarter 2006, as compared to $9.5 million for the prior year’s first quarter. Total revenues increased $1.2 million from the prior year’s first quarter to $29.1 million for the first quarter 2006 due primarily to an increase in revenues at the Partnership’s Nederland Terminal. Operating expenses increased $1.5 million from the prior year’s first quarter to $12.6 million for the first quarter 2006 due principally to timing of scheduled maintenance activity and higher utilities costs.
Western Pipeline System
     Operating income for the Western Pipeline System increased $3.1 million to $5.4 million for the first quarter 2006 from $2.3 million for the first quarter 2005. The increase was primarily the result of higher crude oil sales and marketing margins, higher crude oil pipeline volumes, including the results from the Corsicana to Wichita Falls, Texas crude oil pipeline system acquired in August 2005. The increased revenues were partially offset by increases in operating expenses, depreciation and selling, general administrative expenses. Total revenues and cost of products sold and operating expenses increased in the first quarter 2006 compared with the prior year’s quarter due principally to an increase in the price of crude oil. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to an average price of $63.53 per barrel for the first quarter 2006 from $49.90 per barrel for the first quarter 2005. Depreciation and amortization increased by $1.2 million due principally to the acquisitions of the Corsicana to Wichita Falls, Texas crude oil pipeline in August 2005 and the Millennium and Kilgore, Texas crude oil pipeline system in March 2006. Selling, general and administrative expenses increased $3.5 million due principally to $2.9 million of costs related to the Western area headquarters’ relocation from Tulsa to Sugar Land, as well as increased costs associated with the acquired assets. The relocation to Sugar Land was substantially completed in the first quarter 2006.
Liquidity and Capital Resources
Liquidity
     Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At March 31, 2006, the Partnership had a working capital deficit of $21.8 million and available borrowing capacity under the Credit Facility of $83.9 million. The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $86.2 million at March 31, 2006.
Capital Resources
     The Partnership periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.
Credit Facility
     Sunoco Logistics Partners Operations L.P., a wholly-owned subsidiary of the Partnership (the “Operating Partnership”), has a $300 million Credit Facility available to fund working capital requirements, to finance future acquisitions, and for general partnership purposes. The Credit Facility matures in November 2010. It also includes a $20.0 million distribution sublimit that is available for distributions, and may be used to fund the quarterly distributions, provided the total outstanding borrowings for distributions do not at any time exceed $20.0 million. The Partnership will be required to reduce to zero all borrowings under the distribution sublimit under the Credit Facility each year for 15 days.
     At December 31, 2005, there was $106.6 million outstanding under the Credit Facility. On March 1, 2006, an additional $109.5 million was drawn against the Credit Facility to fund the acquisitions of the Millennium and Kilgore pipeline system and the Amdel and White Oil pipeline system. The amount outstanding under the Credit Facility at March 31, 2006 totaled $216.1 million. The Partnership expects to offer additional equity and debt securities in the future to repay a substantial portion of the additional indebtedness incurred under its credit facility, consistent with the Partnership’s conservative capital structure.
Equity Offerings
     In August 2005, the Partnership sold 1.5 million common units in a public offering. In September 2005, the Partnership sold an additional 125,000 common units to cover over-allotments in connection with the August 2005 sale. The total sale of units resulted in total gross proceeds of $63.4 million, and net proceeds of $60.4 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the sale were used to repay $56.5 million of the debt incurred to finance the August 2005 purchase of the Corsicana to Wichita Falls, Texas crude oil pipeline system and storage facilities, with the balance for general partnership purposes. As a result of this issuance of 1.625 million common units, the general partner contributed $1.3 million to the Partnership to maintain its 2.0 percent general partner interest.
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
Shelf Registration Statement
     On December 21, 2005, the Partnership, the Operating Partnership, and the Operating Partnership’s wholly-owned subsidiaries, as co-registrants, filed a shelf registration statement with the Securities and Exchange Commission. This shelf registration, declared effective by the SEC on April 11, 2006, permits the periodic offering and sale of up to $500 million of equity securities by the Partnership or debt securities of the Operating Partnership (guaranteed by the Partnership). The shelf registration statement also covers the resale of up to five million common units by the Partnership’s general partner. This shelf registration statement, replaced the Partnership’s shelf registration statement previously filed in March 2003. The amount, type and timing of any offerings will depend upon, among other things, the funding requirements of the Partnership, prevailing market conditions, and compliance with covenants in applicable debt obligations of the Operating Partnership (including the Credit Facility).
Cash Flows and Capital Expenditures
     Net cash provided by operating activities for the three months ended March 31, 2006 was $38.8 million compared with $4.6 million for the first three months of 2005. Net cash provided by operating activities for the first three months of 2006 was primarily generated by net income of $18.4 million, depreciation and amortization of $8.9 million, and a $14.0 million decrease in working capital. Working capital decreased primarily due to increases in accounts payable and accrued expenses. Net cash provided by operating activities for the first three months of 2005 was principally generated by net income of $15.3 million and depreciation and amortization of $8.1 million, partially offset by a $19.9 million increase in working capital.
     Net cash used in investing activities for the first three months of 2006 was $127.7 million compared with $7.8 million for the first three months of 2005. The increase between periods is due primarily to the acquisitions of the Millennium and Kilgore pipeline system for $41.4 million and the Amdel and White Oil pipeline system for $68.0 million, both on March 1, 2006.
     Net cash provided by financing activities for the first three months of 2006 was $72.2 million compared with $16.7 million net cash used in financing activities for the first three months of 2005. Net cash provided by financing activities for the first three months of 2006 was the result of $109.5 million of borrowings drawn against the Partnerships’ Credit Facility to fund the acquisitions of the Millennium and Kilgore pipeline system and the Amdel and White Oil pipeline system on March 1, 2006. This increase was partially offset by $20.4 million in distributions paid to limited partners and the general partner, and a $15.6 million increase in advances to affiliates. Net cash used in financing activities for the first three months of 2005 was mainly the result of $16.0 million of cash distributions paid to the limited partners and the general partner.

     Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at March 31, 2006 represent amounts due from Sunoco under this agreement. Advances from affiliates at December 31, 2005 represent amounts due to Sunoco under this agreement.
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
     The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Three Months Ended
	March 31,
	2006	2005
Maintenance	$6,439	$4,901
Expansion	116,913	2,940

	$123,352	$7,841

     Maintenance capital expenditures increased $1.5 million from the first quarter of 2005 to the first quarter of 2006 due primarily to $2.8 million in capital expenditures related to the Western area headquarters’ relocation, partially offset by a decrease in scheduled maintenance activity due to differences in timing compared to the prior year. Management anticipates maintenance capital expenditures to be approximately $25.0 million for the year ended December 31, 2006, excluding the $2.8 million related to the Western area headquarters’ relocation. Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.
     Expansion capital expenditures in the three months ended March 31, 2006 include $105.5 million related to the acquisitions of the Millennium and Kilgore pipeline system and the Amdel and White Oil pipeline system on March 1, 2006 (see Note 2 to the condensed consolidated financial statements).
     Expansion capital expenditures also include continuing construction at Nederland of new crude oil storage tanks, installation of ethanol blending facilities at a number of refined product terminals, as well as capitalized interest of $0.6 million. The Partnership intends to invest approximately $131 million in internal expansion capital projects in 2006 and 2007. This internal expansion program includes primarily the expansion of the Amdel Pipeline purchased in March 2006 and related tankage at the Nederland Terminal to service these new volumes, construction of new tanks at the Nederland Terminal and pipeline connections to service the Millennium pipeline purchased in March 2006, construction of new tanks and pipeline connections in the Eastern and Western Pipeline systems, additional new tankage at the Nederland Terminal, expansion of the Marysville crude oil pipeline, and installation of ethanol blending and ultra-low sulfur diesel infrastructure at certain refined product terminals.
     The Partnership expects to fund capital expenditures, including pending and future acquisitions, from both cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the Credit Facility, other borrowings and the issuance of additional common units.
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
     The $300 million Credit Facility exposes the Partnership to interest rate risk since it bears interest at a variable rate of 5.0 percent at March 31, 2006. A one percent change in interest rates changes annual interest expense by approximately $2.2 million based upon outstanding borrowings under the Credit Facility of $216.1 million at March 31, 2006.
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
     The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:
•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil, refined petroleum products and natural gas liquids that impact demand for the Partnership’s pipeline, terminalling and storage services;

•	Changes in the demand for crude oil we both buy and sell;

•	The loss of Sunoco R&M as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which the Partnership has an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations concerning required composition of refined petroleum products, that result in changes in throughput volumes, pipeline tariffs and/or terminalling and storage fees;

•	Improvements in energy efficiency and technology resulting in reduced demand for petroleum products;

•	The Partnership’s ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

•	Global and domestic economic repercussions, including disruptions in the crude oil and petroleum products markets, from terrorist activities, international hostilities and other events, and the government’s response thereto;

•	Changes in the level of operating expenses and hazards related to operating facilities (including equipment malfunction, explosions, fires, spills and the effects of severe weather conditions);

•	The occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	The age of, and changes in the reliability and efficiency of the Partnership’s operating facilities;

•	Changes in the expected level of capital, operating, or remediation spending related to environmental matters;

•	Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	Risks related to labor relations and workplace safety;

•	Non-performance by or disputes with major customers, suppliers or other business partners;

•	Changes in the Partnership’s tariff rates implemented by federal and/or state government regulators;

•	The amount of the Partnership’s indebtedness, which could make the Partnership vulnerable to adverse general economic and industry conditions, limit the Partnership’s ability to borrow additional funds, place it at competitive disadvantages compared to competitors that have less debt, or have other adverse consequences;

•	Restrictive covenants in the Partnership’s or Sunoco, Inc.’s credit agreements;

•	Changes in the Partnership’s or Sunoco, Inc.’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	Claims of the Partnership’s non-compliance with regulatory and statutory requirements; and

•	The costs and effects of legal and administrative claims and proceedings against the Partnership or any entity in which it has an ownership interest, and changes in the status of, or the initiation of new litigation, claims or proceedings, to which the Partnership, or any entity in which it has an ownership interest, is a party.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors described previously in Part I, Item 1A of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 1, 2006.
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
Date: April 28, 2006