Form 10-Q
period 2006-06-30
SUNOCO LOGISTICS PARTNERS LP
filed 2006-08-02
CIK 1161154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐  No ☑
At August 2, 2006, the number of the registrant’s Common Units outstanding was 22,844,051, and its Subordinated Units outstanding was 5,691,819.

SUNOCO LOGISTICS PARTNERS L.P.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Three Months Ended
	June 30,
	2006	2005
Revenues

Sales and other operating revenue:
Affiliates (Note 3)	$518,439	$495,010
Unaffiliated customers	973,057	585,435
Other income	3,872	4,089

Total Revenues	1,495,368	1,084,534

Costs and Expenses
Cost of products sold and operating expenses	1,439,674	1,041,388
Depreciation and amortization	9,211	7,493
Selling, general and administrative expenses	13,522	12,507

Total Costs and Expenses	1,462,407	1,061,388

Operating Income	32,961	23,146
Net interest cost paid to affiliates (Note 3)	414	87
Other interest cost and debt expense, net	7,416	5,265
Capitalized interest	(1,189)	—

Net Income	$26,320	$17,794

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$26,320	$17,794
Less: General Partner’s interest in Net Income	(4,101)	(1,156)

Limited Partners’ interest in Net Income	$22,219	$16,638

Net Income per Limited Partner unit:
Basic	$0.81	$0.69

Diluted	$0.81	$0.68

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	27,466,092	24,144,043

Diluted	27,589,644	24,303,921

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Six Months Ended
	June 30,
	2006	2005
Revenues

Sales and other operating revenue:
Affiliates (Note 3)	$996,760	$971,933
Unaffiliated customers	1,755,707	1,120,361
Other income	6,263	7,716

Total Revenues	2,758,730	2,100,010

Costs and Expenses
Cost of products sold and operating expenses	2,654,460	2,016,299
Depreciation and amortization	18,157	15,615
Selling, general and administrative expenses	28,525	24,424

Total Costs and Expenses	2,701,142	2,056,338

Operating Income	57,588	43,672
Net interest cost paid to affiliates (Note 3)	723	152
Other interest cost and debt expense, net	13,866	10,428
Capitalized interest	(1,745)	—

Net Income	$44,744	$33,092

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$44,744	$33,092
Less: General Partner’s interest in Net Income	(5,445)	(2,078)

Limited Partners’ interest in Net Income	$39,299	$31,014

Net Income per Limited Partner unit:
Basic	$1.48	$1.29

Diluted	$1.48	$1.28

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	26,499,007	24,116,585

Diluted	26,623,554	24,295,440

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$25,442	$21,645
Advances to affiliates (Note 3)	7,754	—
Accounts receivable, affiliated companies (Note 3)	165,344	136,536
Accounts receivable, net	808,126	584,509
Inventories:
Crude oil	29,219	27,561
Materials, supplies and other	725	700

Total Current Assets	1,036,610	770,951

Properties, plants and equipment	1,440,323	1,287,542
Less accumulated depreciation and amortization	(481,895)	(472,706)

Properties, plants and equipment, net	958,428	814,836

Investment in affiliates (Note 5)	69,071	69,097
Deferred charges and other assets	31,232	25,801

Total Assets	$2,095,341	$1,680,685

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$958,315	$720,127
Accrued liabilities	28,489	32,884
Accrued taxes other than income	23,853	20,986
Advances from affiliates (Note 3)	—	5,750

Total Current Liabilities	1,010,657	779,747
Long-term debt (Note 6)	423,813	355,573
Other deferred credits and liabilities	23,343	21,954
Commitments and contingent liabilities (Note 7)

Total Liabilities	1,457,813	1,157,274

Partners’ Capital:
Limited partners’ interest	627,027	515,512
General partner’s interest	10,501	7,899

Total Partners’ Capital	637,528	523,411

Total Liabilities and Partners’ Capital	$2,095,341	$1,680,685

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30 ,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$44,744	$33,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,157	15,615
Restricted unit incentive plan expense	2,572	1,642
Changes in working capital pertaining to operating activities net of the effect of acquisitions:
Accounts receivable, affiliated companies	(28,808)	2,512
Accounts receivable, net	(223,617)	(167,205)
Inventories	506	2,347
Accounts payable and accrued liabilities	233,554	143,373
Accrued taxes other than income	2,867	1,034
Other	(3,762)	(2,533)

Net cash provided by operating activities	46,213	29,877

Cash Flows from Investing Activities:
Capital expenditures	(53,759)	(17,930)
Acquisitions	(108,900)	—

Net cash used in investing activities	(162,659)	(17,930)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(45,047)	(32,013)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(1,443)	(2,863)
Net proceeds from issuance of Limited Partner units	110,357	99,203
Redemption of Limited Partner units from Sunoco	—	(99,203)
Contributions from General Partner for Limited Partner unit transactions	2,426	137
Net proceeds from issuance of Senior Notes	173,307	—
Repayments from (advances to) affiliates, net	(13,504)	14,449
Borrowings under credit facility	109,500	—
Repayments under credit facility	(216,100)	—
Contributions from affiliate	747	895

Net cash provided by /(used in) financing activities	120,243	(19,395)

Net change in cash and cash equivalents	3,797	(7,448)
Cash and cash equivalents at beginning of year	21,645	52,660

Cash and cash equivalents at end of period	$25,442	$45,212

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
     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2006 are not necessarily indicative of results for the full year 2006.
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
     The purchase price of the acquisition was initially funded with borrowings under the Partnership’s Credit Facility, and has been allocated within the Western Pipeline System business segment to the assets acquired based on their relative fair values at the acquisition date. The following is a summary of the effects of the transaction on the Partnership’s consolidated financial position (in thousands of dollars):

Increase in:
Inventories	$2,189
Properties, plants and equipment, net	38,711

Cash paid for acquisition	$40,900

     The results of the acquisition are included in the financial statements from the date of acquisition.
Amdel and White Oil Pipeline Acquisition
     On March 1, 2006, the Partnership also acquired a Texas crude oil pipeline system from Alon USA Energy, Inc. for approximately $68.0 million. The system consists of (a) the Amdel Pipeline, a 503-mile, 10-inch common carrier crude oil pipeline with 27,000 barrels per day operating capacity, originating at the Nederland Terminal, and terminating at Midland, Texas, and (b) the White Oil Pipeline, a 25-mile, 10-inch crude oil pipeline with 40,000 barrels per day operating capacity, originating at the Amdel Pipeline and terminating at Alon’s Big Spring, Texas refinery. Alon has also agreed to ship a minimum of 15,000 barrels per day under a 10-year, throughput and deficiency agreement on the pipelines. The Partnership expects shipments on the Amdel pipeline to begin during the third quarter 2006. The pipelines were idle at the time of purchase and were re-commissioned by the Partnership during the second quarter 2006. The Partnership also began construction to expand capacity on the Amdel Pipeline from 27,000 to 40,000 barrels per day, which it expects to complete by the end of 2006, and to construct new tankage at the Nederland Terminal to service these new volumes more efficiently. This capital program, including re-commissioning and expansion of the pipeline and the new tankage, is expected to total approximately $17 million. The purchase price of the acquisition was initially funded with borrowings under the Partnership’s Credit Facility, and has been allocated to property, plants and equipment based on the relative fair value of the assets acquired on the acquisition date within the Western Pipeline System business segment.
Mesa Pipe Line System Interest Acquisition
     On December 5, 2005, the Partnership purchased a subsidiary of Sunoco which owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million. The Mesa Pipe Line system consists of an 80-mile, 24-inch crude oil pipeline from Midland, Texas to Colorado City, Texas, with an operating capacity of 316,000 barrels per day, and approximately 800,000 barrels of tankage at Midland. The Mesa pipeline connects to the West Texas Gulf pipeline, which supplies crude oil to the Mid-Valley pipeline. On December 29, 2005, the Partnership purchased an additional 29.8 percent interest in Mesa from Chevron for $5.3 million, increasing its combined interest to 37.0 percent. The purchase prices of the acquisitions were initially funded with $6.6 million of borrowings under the Partnership’s Credit Facility, and were allocated on a preliminary basis to property, plants and equipment within the Western Pipeline System business segment. The results of the acquisitions are included in the financial statements from the dates of acquisition.
     The Partnership and Plains All American Pipeline are the owners of the undivided interest in Mesa. On April 21, 2006, the Partnership and Plains All American Pipeline agreed to extend the Mesa operating agreement, previously scheduled to expire on June 30, 2006, until December 31, 2009.
Corsicana to Wichita Falls Pipeline Acquisition
     On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for $100.0 million. The pipeline system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 barrels per day. It originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The storage facilities include the Corsicana terminal, which has 2.9 million barrels of shell capacity for crude oil, and the Ringgold, Texas terminal, which consists of 0.5 million barrels of shell capacity for crude oil. In addition, the Partnership invested approximately $16.0 million in 2005 to construct a new 20-mile, 24-inch pipeline to connect the Corsicana to Wichita Falls pipeline to the West Texas Gulf pipeline, in which the Partnership has a 43.8% ownership interest. The purchase price of the acquisition was initially funded with $75.0 million of borrowings under the Partnership’s Credit Facility and $25.0 million of cash on hand. In August 2005, $56.5 million of proceeds were raised in an offering of common units (see Note 9), and were used to pay down a portion of these borrowings on the Credit Facility. The purchase price was allocated to property, plants and equipment within the Western Pipeline System business segment. The results of the acquisition are included in the financial statements from the date of acquisition.
Syracuse Terminal Acquisition
     On April 17, 2006, the Partnership signed a definitive agreement to purchase a 50 percent interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation. Total terminal storage is approximately 550 thousand barrels. The transaction is subject to normal conditions to closing for assets of this nature. Closing is now expected to occur in the third quarter of 2006.
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
     Capital Contributions
     The Partnership has agreements with Sunoco R&M which requires Sunoco R&M to, among other things, reimburse the Partnership for certain expenditures. These agreements include:
•	the Omnibus Agreement, which requires Sunoco R&M to, among other things, reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. During the second quarter 2006, the Partnership received $0.1 million under this arrangement and reached the $10.0 million limit. The Partnership does not expect to receive any future reimbursements under this arrangement;

•	the Interrefinery Lease Agreement, which requires Sunoco R&M to reimburse the Partnership for any non-routine maintenance expenditures incurred, as defined, during the term of the agreement; and

•	the Eagle Point purchase agreement, which requires Sunoco R&M to reimburse the Partnership for certain maintenance capital and expenses incurred regarding the assets acquired, as defined, up to $5.0 million through March 2014. The Partnership has received $0.6 million to date under this agreement.
     These expenditures, which were recorded as maintenance capital and operating expenses, were as follows (in thousands of dollars):

	Six Months Ended
	June 30,
	2006	2005
Maintenance capital	$747	$895
Operating expenses	—	—

	$747	$895

     The reimbursement of these amounts was recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at June 30, 2006.
     In May 2006, the Partnership sold 2.4 million common units in a public offering. In June 2006, the Partnership sold an additional 280,000 common units to cover over-allotments in connection with the May 2006 sale (see Note 9). As a result of this issuance of 2.680 million common units, the general partner contributed $2.4 million to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its condensed consolidated balance sheet.
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
     Asset Acquisition
     On December 5, 2005, the Partnership acquired a subsidiary of Sunoco, which owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million (see Note 2). Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of $0.2 million, and the $1.1 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution.
     Redemption of Common Units
     In May and June 2005, the Partnership sold a total of 2.775 million common units in a public offering. The net proceeds from the sale were used to redeem 2.775 million common units owned by Sunoco for $99.6 million. Also in connection with the equity offering, Sunoco agreed to reimburse the Partnership for transaction costs incurred by the Partnership. Reimbursement of these costs of $0.4 million occurred during the third quarter of 2005 when the transaction costs were finalized, and the reimbursement was accounted for as an increase to Partners’ Capital within the Partnership’s condensed consolidated balance sheet.
     Conversion of Subordinated Units
     A total of 5,691,820 subordinated limited partner units, equal to one-half of the originally issued subordinated units held by the general partner, were converted to common units, 2,845,910 each on February 15, 2006 and February 15, 2005, as the Partnership met the requirements set forth in the partnership agreement (see Note 10).

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
     The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 10). The general partner was allocated net income of $4.1 million (representing 15.6 percent of total net income for the period) and $1.2 million (representing 6.5 percent of total net income for the period) for the three months ended June 30, 2006 and 2005, respectively, and $5.4 million (representing 12.2 percent of total net income for the period) and $2.1 million (representing 6.3 percent of total net income for the period) for the six months ended June 30, 2006 and 2005, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.
     The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average number of limited partner units outstanding — basic	27,466,092	24,144,043	26,499,007	24,116,585
Add effect of dilutive unit incentive awards	123,552	159,878	124,547	178,855

Weighted average number of limited partner units – diluted	27,589,644	24,303,921	26,623,554	24,295,440
5. Investment in Affiliates
     The Partnership’s ownership percentages in corporate joint ventures as of June 30, 2006 and December 31, 2005 are as follows:

Equity
Ownership
Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%
     The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and six months ended June 30, 2006 and 2005 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income Statement Data:
Total revenues	$96,497	$99,219	$179,583	$186,240
Net income	$24,162	$28,797	$44,900	$53,234
     The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of June 30, 2006 and December 31, 2005 (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Balance Sheet Data:
Current assets	$106,166	$100,241
Non-current assets	$461,731	$468,994
Current liabilities	$84,671	$80,054
Non-current liabilities	$425,889	$437,004
Net equity	$57,337	$52,177
     The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at June 30, 2006 include an excess investment amount of approximately $55.3 million, net of accumulated amortization of $2.3 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.
6. Long-Term Debt
     The components of long-term debt are as follows (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Credit Facility	$—	$106,600
Senior Notes — 7.25%, due February 15, 2012	250,000	250,000
Senior Notes — 6.125%, due May 15, 2016	175,000	—
Less unamortized bond discount	(1,187)	(1,027)

	$423,813	$355,573

     Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, has a $300 million Credit Facility available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowing under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility matures in November 2010 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). There were no borrowings outstanding under the Credit Facility at June 30, 2006. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants (each as defined in the credit agreement) requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period; and an interest coverage ratio of at least 3.0 to 1. The Operating Partnership is in compliance with these covenants as of June 30, 2006. The Partnership’s ratio of total debt to EBITDA was 2.9 to 1 and the interest coverage ratio was 4.7 to 1 at June 30, 2006.
     On March 1, 2006, the Partnership completed its acquisition of two Texas crude oil pipeline systems for approximately $108.9 million (see Note 2). The Partnership initially financed these transactions with $109.5 million of borrowings under the Credit Facility. All of the $216.1 million in borrowings outstanding under the Credit Facility were repaid in May 2006 with proceeds from the Senior Notes offering described below, together with a portion of the net proceeds from the concurrent offering of 2.68 million limited partner common units (see Note 9).
     During May 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016 at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The discount is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the condensed consolidated statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of June 30, 2006. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership, at the option of the holders of the Senior Notes, at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity. The net proceeds from the Senior Notes, together with the $110.4 million in net proceeds from the concurrent offering of 2.68 million limited partner common units, were used to repay all of the $216.1 million in outstanding borrowings under the Partnership’s Credit Facility The balance of the proceeds from the offerings are being used to fund the Partnership’s organic growth program and for general Partnership purposes, including to finance pending and future acquisitions.
     The Partnership and the operating partnerships of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional. See Note 13 for supplemental condensed consolidating financial information.
7. Commitments and Contingent Liabilities
     The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets was $0.6 million as of June 30, 2006 and December 31, 2005. There are no liabilities attributable to unasserted claims, nor have any recoveries from insurance been assumed.
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
     Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the consolidated financial position of the Partnership at June 30, 2006.

     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO which are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the consolidated financial position of the Partnership at June 30, 2006.
8. Management Incentive Plan
     Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) for employees and directors of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors with respect to employee awards, and by the non-independent members of the general partners’ board of directors with respect to awards granted to the independent directors. The LTIP currently permits the grant of restricted units and unit options covering an aggregate of 1,250,000 common units. There have been no grants of unit options since the inception of the LTIP. Restricted unit awards under the Partnership’s LTIP generally vest upon completion of a three-year service period. For performance-based awards, adjustments for attainment of performance targets can range from 0–200 percent of the award grant, and are payable in common units. Restricted unit awards may also include tandem distribution equivalent rights (“DERs”) at the discretion of the Compensation Committee. Subject to applicable vesting criteria, a DER entitles the grantee to a cash payment equal to cash distributions paid on an outstanding common unit during the period the restricted unit is outstanding. DERs are recognized as a reduction of Partners’ Capital as they become vested.
     As of June 30, 2006, there were approximately 0.2 million unvested restricted stock units outstanding with a weighted average grant-date fair value of $39.71 per unit, and a contractual life of three years. As of June 30, 2006, total compensation cost related to non-vested awards not yet recognized was $2.7 million, and the weighted-average period over which this cost is expected to be recognized in expense is 1.8 years. The number of restricted stock units outstanding and the total compensation cost related to non-vested awards not yet recognized reflect the Partnership’s estimates of performance factors pertaining to performance-based restricted unit awards.
     Effective January 1, 2006, the Partnership adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective method. SFAS No. 123R revised the accounting for stock-based compensation required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123R requires a fair-value-based method of accounting for share-based payment transactions, which is similar to the method followed by the Partnership under the provisions of SFAS No. 123.
     SFAS No. 123R also requires the use of a non-substantive vesting period approach for new share-based payment awards that vest when an employee becomes retirement eligible, as is the case under the Partnership’s Long-Term Incentive Plan (i.e., the vesting period cannot exceed the date an employee becomes retirement eligible). The effect will be to accelerate expense recognition compared to the vesting period approach that the Partnership previously followed under SFAS No. 123. As a result of adopting Statement 123(R) on January 1, 2006, the Partnership’s net income is $0.9 million lower for the three and six months ended June 30, 2006, than if it had continued to account for share-based compensation under SFAS No. 123. Basic and diluted earnings per unit are each $0.01 lower for the three months ended June 30, 2006 and are $0.02 and $0.01 lower for the six months ended June 30, 2006, respectively, than if the Partnership had continued to account for share-based compensation under SFAS No. 123. The future impact of the non-substantive vesting period will be dependent upon the value of future stock-based awards granted to employees who are eligible to retire prior to the normal vesting periods of the awards.
     The Partnership recognized share-based compensation expense related to the LTIP of approximately $2.6 million in the first six months of 2006 under SFAS No. 123R and $1.6 million for the first six months of 2005 under SFAS No.123. During the year ended December 31, 2005, approximately 118,400 awards under the LTIP vested. During the first quarter of 2006, the Partnership issued 86,827 new common units (after netting for taxes of approximately $1.4 million) and made DER-related payments of approximately $0.7 million in connection with the vesting.
9. Equity Offerings
     In May 2006, the Partnership sold 2.4 million common units in a public offering at a price of $43.00 per unit. In June 2006, the Partnership sold an additional 280,000 common units to cover over-allotments in connection with the May 2006 sale. The purchase price for the over allotment was equal to the offering price in the May 2006 sale. The units were issued under the Partnership’s Form S-3 shelf registration statement declared effective by the SEC in April 2006. The total sale of units resulted in gross proceeds of $115.2 million, and net proceeds of $110.4 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the offering, together with the $173.3 million in net proceeds from the concurrent offering of Senior Notes (see Note 6), were used to repay $216.1 million of the debt incurred under the revolving credit facility, to fund the Partnership’s 2006 organic growth program, and for general partnership purposes. Also as a result of the issuance of these units, the general partner contributed $2.4 million to the Partnership to maintain its 2.0 percent general partner interest.
     At June 30, 2006, Sunoco’s ownership in the Partnership, including its 2.0 percent general partner interest, was 43.4 percent.
10. Cash Distributions
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
     The Partnership had 5,691,819 subordinated units issued as of June 30, 2006, all of which were held by the general partner and for which there is no established public trading market.
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
     The Partnership has met the minimum quarterly distribution requirements on all outstanding units for each of the three consecutive, non-overlapping four-quarter periods ended December 31, 2004 and 2005. As a result, a total of 5,691,820 subordinated units were converted into common units on a one-for-one basis, 2,845,910 each on February 15, 2005 and February 15, 2006. As of June 30, 2006, there are 5,691,819 subordinated units outstanding, all of which may be converted in February 2007 as long as the Partnership continues to meet the financial tests noted above for each of the three consecutive, non-overlapping four-quarter periods ending December 31, 2006.
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
     Distributions paid by the Partnership for the period from January 1, 2005 through June 30, 2006 were as follows:

	Cash		Total Cash
	Distribution	Total Cash	Distribution to
Date Cash	per Limited	Distribution to	the General
Distribution Paid	Partner Unit	Limited Partners	Partner
		($ in millions)	($ in millions)
February 14, 2005	$0.625	$15.0	$1.0
May 13, 2005	$0.625	$15.1	$1.0
August 12, 2005	$0.6375	$15.4	$1.1
November 12, 2005	$0.675	$17.4	$1.5
February 14, 2006	$0.7125	$18.4	$2.0
May 15, 2006	$0.75	$21.4	$3.3
     On July 27, 2006, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $0.775 per common and subordinated partnership unit ($3.10 annualized), representing the distribution for the second quarter of 2006. The $26.1 million distribution, including $4.0 million to the general partner, will be paid on August 14, 2006 to unitholders of record at the close of business on August 7, 2006.
11. Exit Costs Associated with Western Pipeline Headquarters Relocation
     On June 10, 2005, the Partnership announced its intention to relocate its Western area headquarters operations from Tulsa, Oklahoma to the Houston, Texas area. The Partnership offered to relocate all affected employees. The Partnership substantially completed the relocation during the first quarter 2006.
     The total non-recurring expenses incurred in connection with the relocation plan amounted to $4.9 million, including $2.9 recognized during the first quarter 2006. These costs consist primarily of employee relocation costs, one-time termination benefits and new hire expenses. These costs are included in selling, general and administrative expenses in the condensed statement of income, and are included in the operating results for the Western Pipeline System segment. In addition, the total capital expenditures associated with the move amounted to $5.5 million, including $2.8 million in the first quarter 2006. These capital expenditures include furniture and equipment, communication infrastructure and a pipeline control center. The Partnership did not incur any costs related to the move in the second quarter of 2006, and does not expect the remaining costs related to the relocation to be material.

12. Business Segment Information
     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended June 30, 2006 and 2005, respectively (in thousands of dollars):

	Three Months Ended
	June 30,
	2006	2005
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$18,949	$18,305
Unaffiliated customers	6,274	5,136
Other income	2,859	3,179

Total Revenues	28,082	26,620

Operating expenses	9,583	11,119
Depreciation and amortization	2,568	2,607
Selling, general and administrative expenses	4,604	4,740

Total Costs and Expenses	16,755	18,466

Operating Income	$11,327	$8,154

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$20,803	$19,142
Unaffiliated customers	9,574	8,744

Total Revenues	30,377	27,886

Operating expenses	12,739	11,751
Depreciation and amortization	3,880	3,431
Selling, general and administrative expenses	3,883	3,454

Total Costs and Expenses	20,502	18,636

Operating Income	$9,875	$9,250

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$478,687	$457,563
Unaffiliated customers	957,209	571,555
Other income	1,013	910

Total Revenues	1,436,909	1,030,028

Cost of products sold and operating expenses	1,417,352	1,018,518
Depreciation and amortization	2,763	1,455
Selling, general and administrative expenses	5,035	4,313

Total Costs and Expenses	1,425,150	1,024,286

Operating Income	$11,759	$5,742

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$11,327	$8,154
Terminal Facilities	9,875	9,250
Western Pipeline System	11,759	5,742

Total segment operating income	32,961	23,146
Net interest expense	6,641	5,352

Net Income	$26,320	$17,794

	Six Months Ended
	June 30,
	2006	2005
Segment Operating Income

Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$37,387	$36,366
Unaffiliated customers	13,112	10,579
Other income	4,831	6,250

Total Revenues	55,330	53,195

Operating expenses	20,232	21,736
Depreciation and amortization	5,218	5,206
Selling, general and administrative expenses	8,672	9,399

Total Costs and Expenses	34,122	36,341

Operating Income	$21,208	$16,854

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$39,959	$38,455
Unaffiliated customers	19,531	17,358
Other Income	7	1

Total Revenues	59,497	55,814

Operating expenses	25,296	22,790
Depreciation and amortization	7,580	7,515
Selling, general and administrative expenses	7,356	6,722

Total Costs and Expenses	40,232	37,027

Operating Income	$19,265	$18,787

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$919,414	$897,112
Unaffiliated customers	1,723,064	1,092,424
Other income	1,425	1,465

Total Revenues	2,643,903	1,991,001

Cost of products sold and operating expenses	2,608,932	1,971,773
Depreciation and amortization	5,359	2,894
Selling, general and administrative expenses	12,497	8,303

Total Costs and Expenses	2,626,788	1,982,970

Operating Income	$17,115	$8,031

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$21,208	$16,854
Terminal Facilities	19,265	18,787
Western Pipeline System	17,115	8,031

Total segment operating income	57,588	43,672
Net interest expense	12,844	10,580

Net Income	$44,744	$33,092

     The following table provides the identifiable assets for each segment as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Eastern Pipeline System	$347,566	$343,591
Terminal Facilities	$321,328	$293,119
Western Pipeline System	$1,384,706	$1,016,915
Corporate and other	$41,741	$27,060

Total identifiable assets	$2,095,341	$1,680,685

     Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.
13. Supplemental Condensed Consolidating Financial Information
     The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the 6.125% and 7.25% Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional. Given that certain, but not all subsidiaries of the Partnership are guarantors, the Partnership is required to present the following supplemental condensed consolidating financial information. For purposes of the following footnote, Sunoco Logistics Partners, L.P. is referred to as “Parent” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” Sunoco Partners Marketing and Terminals L.P. and Sunoco Pipeline L.P. are collectively referred to as the “Guarantor Subsidiaries” and Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC are referred to as “Non-Guarantor Subsidiaries.” Sun Pipe Line Services (Out) LLC, previously considered a Non-Guarantor Subsidiary, was merged into Sunoco Pipeline L.P. in the second quarter 2006.
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

Statement of Income
Three Months Ended June 30, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$518,197	$242	$—	$518,439
Unaffiliated customers	—	—	972,319	738	—	973,057
Equity in earnings of subsidiaries	25,720	32,373	—	3	(58,096)	—
Other income	—	—	3,872	—	—	3,872

Total Revenues	25,720	32,373	1,494,388	983	(58,096)	1,495,368

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,439,324	350	—	1,439,674
Depreciation and amortization	—	—	9,181	30	—	9,211
Selling, general and administrative expenses	—	—	13,519	3	—	13,522

Total Costs and Expenses	—	—	1,462,024	383	—	1,462,407

Operating Income	25,720	32,373	32,364	600	(58,096)	32,961
Net interest cost paid to/ (received from) affiliates	—	426	(12)	—	—	414
Other interest cost and debt expenses, net	—	7,416	—	—	—	7,416
Capitalized interest	—	(1,189)	—	—	—	(1,189)

Net Income	$25,720	$25,720	$32,376	$600	$(58,096)	$26,320

Statement of Income
Three Months Ended June 30, 2005
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$495,010	$—	$—	$495,010
Unaffiliated customers	—	—	585,435	—	—	585,435
Equity in earnings of subsidiaries	17,786	23,879	—	2	(41,667)	—
Other income	—	—	4,089	—	—	4,089

Total Revenues	17,786	23,879	1,084,534	2	(41,667)	1,084,534

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,041,393	(5)	—	1,041,388
Depreciation and amortization	—	—	7,493	—	—	7,493
Selling, general and administrative expenses	—	—	12,507	—	—	12,507

Total Costs and Expenses	—	—	1,061,393	(5)	—	1,061,388

Operating Income	17,786	23,879	23,141	7	(41,667)	23,146
Net interest cost paid to/ (received from) affiliates	—	828	(741)	—	—	87
Other interest cost and debt expenses, net	—	5,265	—	—	—	5,265

Net Income	$17,786	$17,786	$23,882	$7	$(41,667)	$17,794

Statement of Income
Six Months Ended June 30, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$996,298	$462	$—	$996,760
Unaffiliated customers	—	—	1,754,686	1,021	—	1,755,707
Equity in earnings of subsidiaries	43,891	57,237	—	6	(101,134)	—
Other income	—	—	6,263	—	—	6,263

Total Revenues	43,891	57,237	2,757,247	1,489	(101,134)	2,758,730

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,653,888	572	—	2,654,460
Depreciation and amortization	—	—	18,096	61	—	18,157
Selling, general and administrative expenses	—	—	28,522	3	—	28,525

Total Costs and Expenses	—	—	2,700,506	636	—	2,701,142

Operating Income	43,891	57,237	56,741	853	(101,134)	57,588
Net interest cost paid to/ (received from) affiliates	—	1,225	(502)	—	—	723
Other interest cost and debt expenses, net	—	13,866	—	—	—	13,866
Capitalized interest	—	(1,745)	—	—	—	(1,745)

Net Income	$43,891	$43,891	$57,243	$853	$(101,134)	$44,744

Statement of Income
Six Months Ended June 30, 2005
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$971,933	$—	$—	$971,933
Unaffiliated customers	—	—	1,120,361	—	—	1,120,361
Equity in earnings of subsidiaries	33,082	44,922	—	4	(78,008)	—
Other income	—	—	7,716	—	—	7,716

Total Revenues	33,082	44,922	2,100,010	4	(78,008)	2,100,010

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,016,304	(5)	—	2,016,299
Depreciation and amortization	—	—	15,615	—	—	15,615
Selling, general and administrative expenses	—	—	24,424	—	—	24,424

Total Costs and Expenses	—	—	2,056,343	(5)	—	2,056,338

Operating Income	33,082	44,922	43,667	9	(78,008)	43,672
Net interest cost paid to/ (received from) affiliates	—	1,412	(1,260)	—	—	152
Other interest cost and debt expenses, net	—	10,428	—	—	—	10,428

Net Income	$33,082	$33,082	$44,927	$9	$(78,008)	$33,092

Balance Sheet
June 30, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$25,442	$—	$—	$—	$25,442
Advances to affiliates	8,515	—	(761)	—	—	7,754
Accounts receivable, affiliated companies	—	—	165,344	—	—	165,344
Accounts receivable, net	—	—	808,126	—	—	808,126
Inventories
Crude oil	—	—	29,219	—	—	29,219
Materials, supplies and other	—	—	725	—	—	725

Total Current Assets	8,515	25,442	1,002,653	—	—	1,036,610

Properties, plants and equipment, net	—	—	958,428	—	—	958,428
Investment in affiliates	625,436	1,026,668	69,071	100	(1,652,204)	69,071
Deferred charges and other assets	(25)	3,755	27,502	—	—	31,232

Total Assets	$633,926	$1,055,865	$2,057,654	$100	$(1,652,204)	$2,095,341

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$3	$958,312	$—	$—	$958,315
Accrued liabilities	1,109	8,358	19,022	—	—	28,489
Accrued taxes other than income	—	—	23,853	—	—	23,853

Total Current Liabilities	1,109	8,361	1,001,187	—	—	1,010,657

Long-term debt	—	423,813	—	—	—	423,813
Other deferred credits and liabilities	—	—	23,343	—	—	23,343

Total Liabilities	1,109	432,174	1,024,530	—	—	1,457,813

Total Partners’ Capital	632,817	623,691	1,033,124	100	(1,652,204)	637,528

Total Liabilities and Partners’ Capital	$633,926	$1,055,865	$2,057,654	$100	$(1,652,204)	$2,095,341

Balance Sheet
December 31, 2005

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$21,645	$—	$—	$—	$21,645
Advances to affiliates	—	—	5,506	—	(5,506)	—
Accounts receivable, affiliated companies	—	—	136,536	—	—	136,536
Accounts receivable, net	—	—	584,509	—	—	584,509
Inventories
Crude oil	—	—	27,561	—	—	27,561
Materials, supplies and other	—	—	700	—	—	700

Total Current Assets	—	21,645	754,812	—	(5,506)	770,951

Properties, plants and equipment, net	—	—	809,342	5,494	—	814,836
Investment in affiliates	464,986	778,106	69,291	(130)	(1,243,156)	69,097
Deferred charges and other assets	—	2,459	23,325	17	—	25,801

Total Assets	$464,986	$802,210	$1,656,770	$5,381	$(1,248,662)	$1,680,685

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$720,127	$—	$—	$720,127
Accrued liabilities	1,171	6,800	24,913	—	—	32,884
Accrued taxes other than income	—	—	20,986	—	—	20,986
Advances from affiliates	5,945	—	—	5,311	(5,506)	5,750

Total Current Liabilities	7,116	6,800	766,026	5,311	(5,506)	779,747

Long-term debt	—	355,573	—	—	—	355,573
Other deferred credits and liabilities	—	—	21,954	—	—	21,954

Total Liabilities	7,116	362,373	787,980	5,311	(5,506)	1,157,274

Total Partners’ Capital	457,870	439,837	868,790	70	(1,243,156)	523,411

Total Liabilities and Partners’ Capital	$464,986	$802,210	$1,656,770	$5,381	$(1,248,662)	$1,680,685

Statement of Cash Flows
Six Months Ended June 30, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Net Cash Flows from Operating Activities	$43,829	$44,152	$58,452	$914	$(101,134)	$46,213

Cash Flows from Investing Activities:
Capital expenditures	—	—	(53,759)	—	—	(53,759)
Acquisitions	—	—	(108,900)	—	—	(108,900)
Intercompany	(97,103)	(107,062)	103,945	(914)	101,134	—

	(97,103)	(107,062)	(58,714)	(914)	101,134	(162,659)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(45,047)	—	—	—	—	(45,047)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,443)	—	—	(1,443)
Net proceeds from issuance of Limited Partner units	110,357	—	—	—	—	110,357
Net contribution from General Partner for Limited Partner unit transactions	2,426	—	—	—	—	2,426
Net proceeds from issuance of Senior Notes	—	173,307	—	—	—	173,307
Advances to affiliates, net	(14,462)	—	958	—	—	(13,504)
Borrowings under credit facility	—	109,500				109,500
Repayments under credit facility	—	(216,100)				(216,100)
Contributions from affiliate	—	—	747	—	—	747

	53,274	66,707	262	—	—	120,243

Net change in cash and cash equivalents	—	3,797	—	—	—	3,797
Cash and cash equivalents at beginning of year	—	21,645	—	—	—	21,645

Cash and cash equivalents at end of period	$—	$25,442	$—	$—	$—	$25,442

Statement of Cash Flows
Six Months Ended June 30, 2005
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Net Cash Flows from Operating Activities	$33,365	$33,278	$41,233	$9	$(78,008)	$29,877

Cash Flows from Investing Activities:
Capital expenditures	—	—	(17,930)	—	—	(17,930)
Intercompany	(20,671)	(40,726)	(16,602)	(9)	78,008	—

	(20,671)	(40,726)	(34,532)	(9)	78,008	(17,930)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(32,013)	—	—	—	—	(32,013)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,863)	—	—	(2,863)
Net proceeds from issuance of Limited Partner units	99,203	—	—	—	—	99,203
Redemption of Limited Partner units from Sunoco	(99,203)	—	—	—	—	(99,203)
Net contribution from General Partner for Limited Partner unit transactions	137	—	—	—	—	137
Advances to affiliates, net	19,182	—	(4,733)	—	—	14,449

Contributions from affiliate	—	—	895	—	—	895

	(12,694)	—	(6,701)	—	—	(19,395)

Net change in cash and cash equivalents	—	(7,448)	—	—	—	(7,448)
Cash and cash equivalents at beginning of year	—	52,660	—	—	—	52,660

Cash and cash equivalents at end of period	$—	$45,212	$—	$—	$—	$45,212

14. Subsequent Event
     On July 27, 2006, the Partnership announced that is has executed a purchase agreement with Sunoco, Inc. to acquire a 100 percent interest in Sun Pipe Line Company of Delaware LLC, the owner of a 55.3 percent equity interest in Mid-Valley Pipeline Company (“Mid-Valley”) for $65 million, subject to certain adjustments five years following the date of closing. Closing is expected within the next 30 days, subject to expiration of the Hart-Scott-Rodino waiting period. The purchase will initially be financed with the Partnership’s revolving credit facility and cash on hand. Mid-Valley owns a 994-mile pipeline, which originates in Longview, Texas and terminates in Samaria, Michigan, and has operating capacity of 238,000 barrels per day and 4.2 million barrels of shell storage capacity. Mid-Valley provides crude oil to a number of refineries, primarily in the Midwest United States. The Partnership will continue to be the operator of the Mid-Valley pipeline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Three Months Ended June 30, 2006 and 2005
Sunoco Logistics Partners L.P.
Operating Highlights
Three Months Ended June 30, 2006 and 2005

	Three Months Ended
	June 30,
	2006	2005
Eastern Pipeline System: (1)
Total shipments (barrel miles per day)(2)	58,451,104	55,429,896
Revenue per barrel mile (cents)	0.474	0.465
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	390,341	383,286
Nederland terminal	449,176	452,571
Refinery terminals(3)	713,407	709,023
Western Pipeline System:(1)(4)
Crude oil pipeline throughput (bpd)	519,808	320,243
Crude oil purchases at wellhead (bpd)	201,975	191,820
Gross margin per barrel of pipeline throughput (cents)(5)	33.4	31.4

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(4)	Includes results from the Partnership’s purchases of an undivided joint interest in the Mesa Pipe Line system, the Corsicana to Wichita Falls, Texas pipeline system, and the Millennium and Kilgore pipeline system from the acquisition dates.

(5)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.
Analysis of Consolidated Net Income
     Net income was $26.3 million for the second quarter 2006 as compared with $17.8 million for the second quarter 2005, an increase of $8.5 million. This increase was due mainly to higher Western Pipeline System lease acquisition margins, an increase in total shipments in the Eastern Pipeline System, and operating results from the acquisitions completed in 2005 and 2006 in the Western Pipeline System. These increases were partially offset by higher interest expense related to financing of the recent acquisitions and the Partnership’s internal expansion capital program, as well as higher selling, general and administrative costs related to the acquired assets.
     Net interest expense increased $1.3 million to $6.6 million for the second quarter 2006 from $5.3 million for the prior year’s quarter due to increased borrowings and higher interest rates, partially offset by an increase of $1.2 million in capitalized interest.
Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System increased $3.2 million to $11.3 million for the second quarter 2006 from $8.1 million for the second quarter 2005. This increase was primarily the result of a $1.8 million increase in sales and other operating revenue and a $1.5 million decrease in operating expenses, partially offset by a $0.3 million decrease in other income. Sales and other operating revenue increased from $23.4 million for the prior year’s quarter to $25.2 million for the second quarter 2006 mainly due to an increase in total shipments, as well as higher revenue per barrel mile. The increase in shipments was due principally to higher throughput on the Marysville, Michigan to Toledo, Ohio crude oil pipeline due to resumed production at two third-party Canadian synthetic crude oil plants which experienced reduced production in 2005 as a result of fire damage, and higher demand due to expansion of a Detroit refinery served by the Marysville pipeline. Operating expenses decreased to $9.6 million in the second quarter 2006 from $11.1 million in the second quarter 2005 due mainly to product operating gains, partially offset by increased utility and operating supply costs. Other income decreased due to a reduction in equity income from the Partnership’s joint venture interests.
Terminal Facilities
     The Terminal Facilities business segment had operating income of $9.9 million for the second quarter 2006, as compared to $9.3 million for the prior year’s second quarter. Total revenues increased $2.5 million from the prior year’s second quarter to $30.4 million for the second quarter 2006 due primarily to increased revenues associated with the addition of ethanol blending at the balance of the Partnership’s refined product terminals in May 2006, an increase in revenues at the Partnership’s Nederland Terminal, as well as increased volumes at the refined product terminals. Operating expenses increased $1.0 million from the prior year’s second quarter to $12.7 million for the second quarter 2006 due principally to timing of scheduled maintenance activity and higher utility costs.
Western Pipeline System
     Operating income for the Western Pipeline System increased $6.0 million to $11.8 million for the second quarter 2006 from $5.8 million for the second quarter 2005. The increase was primarily the result of higher lease acquisition margins, and higher crude oil pipeline volumes, mainly from the Corsicana to Wichita Falls, Texas crude oil pipeline acquired in August 2005, the 37.0 percent undivided interest in the Mesa Pipe Line System acquired in December 2005, and the Millennium and Kilgore pipelines acquired in March 2006. Total revenues and cost of products sold and operating expenses increased in the second quarter 2006 compared with the prior year’s quarter due principally to an increase in the price of crude oil. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to $70.70 per barrel for the second quarter 2006 from $53.13 per barrel for the second quarter 2005. Operating expenses were higher also as a result of increased costs associated with the acquired assets and higher utility costs. Depreciation and amortization increased by $1.3 million due principally to the 2005 and 2006 acquisitions described earlier.

Results of Operations – Six Months Ended June 30, 2006 and 2005
Sunoco Logistics Partners L.P.
Operating Highlights
Six Months Ended June 30, 2006 and 2005

	Six Months Ended
	June 30,
	2006	2005
Eastern Pipeline System: (1)
Total shipments (barrel miles per day)(2)	59,713,014	55,514,812
Revenue per barrel mile (cents)	0.467	0.467
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	386,807	389,619
Nederland terminal	469,309	472,133
Refinery terminals(3)	703,597	699,459
Western Pipeline System:(1)(4)
Crude oil pipeline throughput (bpd)	502,503	319,113
Crude oil purchases at wellhead (bpd)	191,751	193,325
Gross margin per barrel of pipeline throughput (cents)(5)	31.0	25.7
Analysis of Consolidated Net Income
     Net income was $44.7 million for the six month period ended June 2006 as compared with $33.1 million for the comparable period in 2005, an increase of $11.6 million. This increase was due mainly to higher Western Pipeline System lease acquisition margins, an increase in total shipments in the Eastern Pipeline System, and operating results from the acquisitions completed in 2005 and 2006 in the Western Pipeline System. These increases were partially offset by higher interest expense related to financing of the recent acquisitions and the Partnership’s internal expansion capital program, and higher selling, general and administrative costs as a result of $2.9 million in costs related to the Western area headquarters relocation, which was completed in the first quarter 2006.
     Net interest expense increased $2.3 million to $12.8 million for the first half of 2006 from $10.5 million for the first half of 2005 due to increased borrowings and higher interest rates, partially offset by an increase of $1.7 million in capitalized interest.
Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System increased $4.4 million to $21.2 million for the first half of 2006 from $16.8 million for the first half of 2005. Sales and other operating revenue increased from $46.9 million for the prior year’s period to $50.5 million for the six months ended 2006 mainly due to an increase in total shipments. This increase was principally the result of higher throughput on the Marysville to Toledo crude oil pipeline as a result of the prior year production issues previously discussed. Other income decreased to $4.8 million for the first half of 2006 from $6.3 million for the prior year period due primarily to a decrease in joint venture equity income mainly as a result of reduced pipeline volumes experienced by the Partnership’s joint venture interests. Operating expenses decreased from $21.7 million in the first half of 2005 to $20.2 million for the first half of 2006 due mainly to product operating gains, partially offset by increased utility and operating supply costs.
Terminal Facilities
     The Terminal Facilities business segment had operating income of $19.3 million for the six months ended June 2006, as compared to $18.8 million for the prior year’s corresponding period. Total revenues increased $3.7 million from the prior year’s first half to $59.5 million for the first half of 2006 due primarily to an increase in revenues at the Partnership’s Nederland Terminal, as well as increased revenues associated with the addition of ethanol blending at the balance of the

Partnership’s refined product terminals in May 2006. Operating expenses increased $2.5 million from the prior year’s first half to $25.3 million for the first half of 2006 due to the timing of scheduled maintenance activity and higher utility costs.
Western Pipeline System
     Operating income for the Western Pipeline System increased $9.1 million to $17.1 million for the first half of 2006 from $8.0 million for the first half of 2005. The increase was primarily the result of higher lease acquisition margins, and higher crude oil pipeline volumes, mainly from the acquisitions previously discussed. Total revenues and cost of products sold and operating expenses increased in the first half of 2006 compared with the prior year period due principally to an increase in the price of crude oil. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to $67.13 per barrel for the six months ended June 2006 from $51.53 per barrel for the six months ended June 2005. Depreciation and amortization increased by $2.4 million due principally to the 2005 and 2006 acquisitions discussed earlier. Selling, general and administrative expenses increased $4.2 million due principally to $2.9 million of costs related to the Western area headquarters relocation from Tulsa, Oklahoma to Sugar Land, Texas, as well as increased costs associated with the acquired assets. The relocation to Sugar Land was completed in the first quarter 2006.
Liquidity and Capital Resources
Liquidity
     Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At June 30, 2006, the Partnership had working capital of $26.0 million and available borrowing capacity under the Credit Facility of $300.0 million. The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $146.6 million at June 30, 2006.
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
     At December 31, 2005, there was $106.6 million outstanding under the Credit Facility. On March 1, 2006, an additional $109.5 million was drawn against the Credit Facility to fund the acquisitions of the Millennium and Kilgore pipeline system and the Amdel pipeline system. During the second quarter 2006, the Partnership completed an offering of 2.68 million limited partner common units and the Operating Partnership completed an offering of $175 million of 6.125 percent Senior Notes. A portion of the net proceeds of $283.7 million from these offerings were utilized to repay all of the $216.1 million outstanding under the Credit Facility. The balance of the proceeds is being used to fund a portion of the Partnership’s internal expansion capital program, and for general Partnership purposes, including to finance pending and future acquisitions.
   Senior Notes
     During May 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016 at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The discount is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the condensed consolidated statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of June 30, 2006. In addition, the Senior Notes are also subject to repurchase by the Operating Partnership, at the option of the holders of the Senior Notes, at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest at any time. The net proceeds from the Senior Notes, together with the $110.4 million in net proceeds from the concurrent offering of 2.68 million limited partner common units, were used to repay of all of the $216.1 million in outstanding borrowings under the Partnership’s Credit Facility The balance of the proceeds from the offerings are being used to fund the Partnership’s organic growth program and for general Partnership purposes, including to finance pending and future acquisitions.
   Equity Offerings
     In May 2006, the Partnership sold 2.4 million common units in a public offering. In June 2006, the Partnership sold an additional 280,000 common units to cover over-allotments in connection with the May 2006 sale. The total sale of units resulted in gross proceeds of $115.2 million, and net proceeds of $110.4 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the offering were used to repay a portion of the $216.1 million of the debt incurred under the revolving Credit Facility. As a result of this issuance of 2.68 million common units, the general partner contributed $2.4 million to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its condensed consolidated balance sheet.
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
   Shelf Registration Statement
     On April 7, 2006, the Partnership, the Operating Partnership, and the Operating Partnership’s wholly-owned subsidiaries, as co-registrants, filed a shelf registration statement with the Securities and Exchange Commission. This shelf registration permits the periodic offering and sale of up to $500 million of equity securities by the Partnership or debt securities of the Operating Partnership (guaranteed by the Partnership). At June 30, 2006, $209.8 million remains available for issuance under the shelf registration statement. The shelf registration also covers the resale of up to five million common units by the Partnership’s general partner. The amount, type and timing of any offerings will depend upon, among other things, the funding requirements of the Partnership, prevailing market conditions, and compliance with covenants in applicable debt obligations of the Operating Partnership (including the Credit Facility).
Cash Flows and Capital Expenditures
     Net cash provided by operating activities for the six months ended June 30, 2006 was $46.2 million compared with $29.9 million for the first six months of 2005. Net cash provided by operating activities for the first six months of 2006 was primarily generated by net income of $44.7 million, depreciation and amortization of $18.2 million, partially offset by a $15.5 million increase in working capital. Working capital increased primarily due to increases in accounts receivable balances. Net cash provided by operating activities for the first six months of 2005 was principally generated by net income of $33.1 million and depreciation and amortization of $15.6 million, partially offset by a $17.9 million increase in working capital.
     Net cash used in investing activities for the first six months of 2006 was $162.7 million compared with $17.9 million for the first six months of 2005. The increase between periods is due primarily to the acquisitions of the Millennium and Kilgore pipelines and the Amdel pipeline in March 2006, and the Partnership’s investment in its internal expansion capital program, as further discussed below in the “Capital Requirements” section of this document.
     Net cash provided by financing activities for the first six months of 2006 was $120.2 million compared with $19.4 million net cash used in financing activities for the first six months of 2005. Net cash provided by financing activities for the first six months of 2006 was the result of $110.4 million of net proceeds from the offering of 2.68 million limited partner common units and $173.3 million of net proceeds received from the issuance of 6.125 percent Senior Notes in May 2006. This increase was partially offset by $45.0 million in distributions paid to limited partners and the general partner, and a net repayment of $106.6 million of outstanding borrowings under the Partnership’s Credit Facility.
     Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at June 30, 2006 represent amounts due from Sunoco under this agreement. Advances from affiliates at December 31, 2005 represent amounts due to Sunoco under this agreement.
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
     The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Six Months Ended
	June 30,
	2006	2005
Maintenance	$10,297	$10,904
Expansion	150,169	7,026

	$160,466	$17,930

     Maintenance capital expenditures, including $2.8 million related to the Western area headquarters relocation in the six months ended June 30, 2006, decreased $0.6 million from the six months ended June 30, 2005. Excluding the relocation costs, maintenance capital expenditures decreased $3.4 million in the first half of 2006 from the first half of 2005 due mainly to the differences in timing of scheduled maintenance activity between the periods. Management anticipates maintenance capital expenditures to be approximately $25.0 million for the year ended December 31, 2006, excluding the $2.8 million related to the Western area headquarters’ relocation and amounts reimbursable under agreements with Sunoco. Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.
     Expansion capital expenditures in the six months ended June 30, 2006 include $106.7 million related to the acquisitions of properties, plants and equipment associated with the Millennium and Kilgore pipeline system and the Amdel pipeline system on March 1, 2006 (see Note 2 to the condensed consolidated financial statements).
     Expansion capital expenditures also include the Partnership’s investments in its internal expansion capital program, including expansion of the Marysville crude oil pipeline and the Amdel pipeline purchased in March 2006, the construction at Nederland of six new crude oil storage tanks with a total capacity of approximately 3.6 million shell barrels, installation of ethanol blending facilities at the balance of the Partnership’s refined product terminals, as well as capitalized interest of $1.7 million. The Partnership’s internal expansion capital program is expected to total approximately $135 million in projects in 2006 and 2007, and will also include construction of additional new tanks at the Nederland Terminal and pipeline connections to service the Millennium pipeline purchased in March 2006, construction of new tanks and pipeline connections in the Eastern and Western Pipeline systems, and installation of ultra-low sulfur diesel infrastructure at certain refined product terminals.
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
     The $300 million Credit Facility generally exposes the Partnership to interest rate risk since it bears interest at a variable rate, however there were no outstanding borrowings under the Credit Facility at June 30, 2006.
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
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits

Exhibits

10.1	:	Membership Interest Purchase Agreement effective as of July 27, 2006 between Sunoco, Inc. and Sunoco Pipeline Acquisition LLC

12.1	:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2	:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange act Rule 13a-14(a)

32	:	Chief Executive Officer and Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350
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
Date: August 2, 2006