Form 10-Q
period 2006-09-30
SUNOCO LOGISTICS PARTNERS LP
filed 2006-11-02
CIK 1161154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-31219

SUNOCO LOGISTICS PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-3096839 (I.R.S. Employer Identification No.)

Mellon Bank Center 1735 Market Street, Suite LL, Philadelphia, PA (Address of principal executive offices)	19103-7583 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 2, 2006, the number of the registrant’s Common Units outstanding was 22,844,051, and its Subordinated Units outstanding was 5,691,819.

SUNOCO LOGISTICS PARTNERS L.P.

INDEX

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Three Months Ended
	September 30,
	2006	2005
Revenues

Sales and other operating revenue:
Affiliates (Note 3)	$484,710	$525,486
Unaffiliated customers	1,118,932	721,160
Other income	5,281	4,039

Total Revenues	1,608,923	1,250,685

Costs and Expenses
Cost of products sold and operating expenses	1,561,819	1,207,769
Depreciation and amortization	9,079	8,785
Selling, general and administrative expenses	13,391	14,005

Total Costs and Expenses	1,584,289	1,230,559

Operating Income	24,634	20,126
Net interest cost paid to affiliates (Note 3)	324	75
Other interest cost and debt expense, net	7,354	5,484
Capitalized interest	(720)	(126)

Net Income	$17,676	$14,693

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$17,676	$14,693
Less: General Partner’s interest in Net Income	(819)	(495)

Limited Partners’ interest in Net Income	$16,857	$14,198

Net Income per Limited Partner unit:
Basic	$0.59	$0.57

Diluted	$0.59	$0.56

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	28,535,870	25,111,434

Diluted	28,663,319	25,269,275

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Nine Months Ended
	September 30,
	2006	2005
Revenues

Sales and other operating revenue:
Affiliates (Note 3)	$1,481,470	$1,497,419
Unaffiliated customers	2,874,639	1,841,522
Other income	11,544	11,754

Total Revenues	4,367,653	3,350,695

Costs and Expenses
Cost of products sold and operating expenses	4,216,279	3,224,068
Depreciation and amortization	27,236	24,400
Selling, general and administrative expenses	41,916	38,429

Total Costs and Expenses	4,285,431	3,286,897

Operating Income	82,222	63,798
Net interest cost paid to affiliates (Note 3)	1,047	194
Other interest cost and debt expense, net	21,220	15,945
Capitalized interest	(2,465)	(126)

Net Income	$62,420	$47,785

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$62,420	$47,785
Less: General Partner’s interest in Net Income	(6,264)	(2,573)

Limited Partners’ interest in Net Income	$56,156	$45,212

Net Income per Limited Partner unit:
Basic	$2.06	$1.86

Diluted	$2.05	$1.83

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	27,296,067	24,452,350

Diluted	27,421,581	24,624,200

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$18,807	$21,645
Advances to affiliates (Note 3)	2,049	—
Accounts receivable, affiliated companies (Note 3)	140,535	136,536
Accounts receivable, net	759,449	584,509
Inventories:
Crude oil	40,016	27,561
Materials, supplies and other	733	700

Total Current Assets	961,589	770,951

Properties, plants and equipment	1,472,337	1,287,542
Less accumulated depreciation and amortization	(490,431)	(472,706)

Properties, plants and equipment, net	981,906	814,836

Investment in affiliates (Note 5)	81,597	69,097
Deferred charges and other assets	33,988	25,801

Total Assets	$2,059,080	$1,680,685

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$936,022	$720,127
Accrued liabilities	29,960	32,884
Accrued taxes other than income	22,549	20,986
Advances from affiliates (Note 3)	—	5,750

Total Current Liabilities	988,531	779,747
Long-term debt (Note 6)	469,862	355,573
Other deferred credits and liabilities	23,484	21,954
Commitments and contingent liabilities (Note 7)

Total Liabilities	1,481,877	1,157,274

Partners’ Capital:
Limited partners’ interest	570,923	515,512
General partner’s interest	6,280	7,899

Total Partners’ Capital	577,203	523,411

Total Liabilities and Partners’ Capital	$2,059,080	$1,680,685

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30 ,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$62,420	$47,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,236	24,400
Restricted unit incentive plan expense	2,905	2,220
Changes in working capital pertaining to operating activities net of the effect of acquisitions:
Accounts receivable, affiliated companies	(3,999)	(19,033)
Accounts receivable, net	(174,940)	(217,822)
Inventories	(10,299)	(7,810)
Accounts payable and accrued liabilities	212,633	214,947
Accrued taxes other than income	1,563	5,430
Other	(6,863)	(4,146)

Net cash provided by operating activities	110,656	45,971

Cash Flows from Investing Activities:
Capital expenditures	(85,825)	(33,373)
Acquisitions	(121,382)	(100,857)

Net cash used in investing activities	(207,207)	(134,230)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(71,160)	(48,474)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(1,443)	(2,863)
Net proceeds from issuance of Limited Partner units	110,338	159,879
Redemption of Limited Partner units from Sunoco	—	(99,203)
Contributions from General Partner for Limited Partner unit transactions	2,427	1,429
Net proceeds from issuance of Senior Notes	173,307	—
Repayments from (advances to) affiliates, net	(7,799)	12,761
Borrowings under credit facility	155,500	75,000
Repayments under credit facility	(216,100)	(56,500)
Contributions from / (Distributions to) affiliate	(51,357)	842

Net cash provided by financing activities	93,713	42,871

Net change in cash and cash equivalents	(2,838)	(45,388)
Cash and cash equivalents at beginning of year	21,645	52,660

Cash and cash equivalents at end of period	$18,807	$7,272

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
     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of results for the full year 2006.
2. Acquisitions
Mid-Valley Pipeline Acquisition
     On August 21, 2006, the Partnership purchased from Sunoco a 100 percent interest in Sun Pipe Line Company of Delaware LLC, the owner of a 55.3 percent equity interest in Mid-Valley Pipeline Company (“Mid-Valley”) for $65 million, subject to certain adjustments five years following the date of closing, based upon performance of Sunoco. Mid-Valley owns a 994-mile pipeline, which originates in Longview, Texas and terminates in Samaria, Michigan, and has operating capacity of approximately 238,000 barrels per day and 4.2 million barrels of shell storage capacity. Mid-Valley provides crude oil to a number of refineries, primarily in the Midwest United States. The Partnership will continue to be the operator of the Mid-Valley pipeline.
     The purchase price of the acquisition was initially funded with $46.0 million in borrowings under the Partnership’s Credit Facility and with cash on hand, and has been included in the Western Pipeline System business segment. Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of $12.5 million and the $52.5 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution. The results of the acquisition are included in the financial statements from the date of acquisition.
Millennium and Kilgore Pipeline Acquisition
     On March 1, 2006, the Partnership purchased a Texas crude oil pipeline system from affiliates of Black Hills Energy, Inc. for approximately $40.9 million. The system consists of (a) the Millennium Pipeline, a 200-mile, 12-inch crude oil pipeline with approximately 65,000 barrels per day operating capacity, originating near the Partnership’s Nederland Terminal, and terminating at Longview Texas; (b) the Kilgore Pipeline, a 190-mile, 10-inch crude oil pipeline with approximately 35,000 barrels per day capacity originating in Kilgore, Texas and terminating at refineries in the Houston, Texas region; (c) approximately 800,000 shell barrels of storage capacity at Kilgore, and Longview, Texas, approximately 340,000 of which are active; (d) a crude oil sales and marketing business; and (e) crude oil line fill and working inventory.
     The purchase price of the acquisition was initially funded with borrowings under the Partnership’s Credit Facility, and has been included in the Western Pipeline System business segment. The purchase price has been allocated to the assets acquired based on their relative fair values at the acquisition date. The following is a summary of the effects of the transaction on the Partnership’s consolidated financial position (in thousands of dollars):

Increase in:
Inventories	$2,189
Properties, plants and equipment, net	38,711

Cash paid for acquisition	$40,900

     The results of the acquisition are included in the financial statements from the date of acquisition.
Amdel and White Oil Pipeline Acquisition
     On March 1, 2006, the Partnership also acquired a Texas crude oil pipeline system from Alon USA Energy, Inc. for approximately $68.0 million. The system consists of (a) the Amdel Pipeline, a 503-mile, 10-inch common carrier crude oil pipeline with approximately 27,000 barrels per day operating capacity, originating at the Nederland Terminal, and terminating at Midland, Texas, and (b) the White Oil Pipeline, a 25-mile, 10-inch crude oil pipeline with approximately 40,000 barrels per day operating capacity, originating at the Amdel Pipeline and terminating at Alon’s Big Spring, Texas refinery. Alon has also agreed to ship a minimum of 15,000 barrels per day on the pipelines under a 10-year, throughput and deficiency agreement. The pipelines were idle at the time of purchase and were re-commissioned by the Partnership during the second quarter 2006. The pipelines are currently being filled and are expected to begin making deliveries during the fourth quarter 2006. The Partnership also began construction to expand capacity on the Amdel Pipeline from approximately 27,000 to 40,000 barrels per day, which it expects to be completed by the first quarter of 2007, and to construct new tankage at the Nederland Terminal to service these new volumes more efficiently. The purchase price of the acquisition was initially funded with borrowings under the Partnership’s Credit Facility, and has been allocated to property, plants and equipment based on the relative fair value of the assets acquired on the acquisition date within the Western Pipeline System business segment.
Mesa Pipe Line System Interest Acquisition
     On December 5, 2005, the Partnership purchased a subsidiary of Sunoco which owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million. The Mesa Pipe Line system consists of an 80-mile, 24-inch crude oil pipeline from Midland, Texas to Colorado City, Texas, with an operating capacity of approximately 316,000 barrels per day, and approximately 800,000 barrels of tankage at Midland. The Mesa pipeline connects to the West Texas Gulf pipeline, which supplies crude oil to the Mid-Valley pipeline. On December 29, 2005, the Partnership purchased an additional 29.8 percent interest in Mesa from Chevron for $5.3 million, increasing its combined interest to 37.0 percent. The purchase prices of the acquisitions were initially funded with $6.6 million of borrowings under the Partnership’s Credit Facility, and were allocated on a preliminary basis to property, plants and equipment within the Western Pipeline System business segment. The results of the acquisitions are included in the financial statements from the dates of acquisition.
     The Partnership and Plains All American Pipeline are the owners of the undivided interest in Mesa. On April 21, 2006, the Partnership and Plains All American Pipeline agreed to extend the Mesa operating agreement, previously scheduled to expire on June 30, 2006, until December 31, 2009.
Corsicana to Wichita Falls Pipeline Acquisition
     On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for $100.0 million. The pipeline system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of approximately 125,000 barrels per day. It originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The storage facilities include the Corsicana terminal, which has 2.9 million barrels of shell capacity for crude oil, and the Ringgold, Texas terminal, which consists of 0.5 million barrels of shell capacity for crude oil. In addition, the Partnership invested approximately $16.0 million in 2005 to construct a new 20-mile, 24-inch pipeline to connect the Corsicana to Wichita Falls pipeline to the West Texas Gulf pipeline, in which the Partnership has a 43.8% ownership interest. The purchase price of the acquisition was initially funded with $75.0 million of borrowings under the Partnership’s Credit Facility and $25.0 million of cash on hand. In August 2005, $56.5 million of proceeds were raised in an offering of common units (see Note 9), and were used to pay down a portion of these borrowings on the Credit Facility. The purchase price was allocated to property, plants and equipment within the Western Pipeline System business segment. The results of the acquisition are included in the financial statements from the date of acquisition.

     Syracuse Terminal Acquisition
     On April 17, 2006, the Partnership signed a definitive agreement to purchase a 50 percent interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation. Total terminal storage is approximately 550 thousand barrels. The transaction is subject to normal conditions to closing for assets of this nature. Closing is now expected to occur in the fourth quarter of 2006.
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

     Capital Contributions
     The Partnership has agreements with Sunoco R&M which requires Sunoco R&M to, among other things, reimburse the Partnership for certain expenditures. These agreements include:
•	the Omnibus Agreement, which requires Sunoco R&M to, among other things, reimburse the Partnership for any operating expenses and capital expenditures in excess of $8.0 million per year in each calendar year from 2002 to 2006 that are made to comply with the DOT’s pipeline integrity management rule, subject to a maximum aggregate reimbursement of $15.0 million over the five-year period ending December 31, 2006. For the nine months ended September 2006, the Partnership received $0.4 million under this arrangement. The Partnership has received a cumulative reimbursement of $12.1 million under this arrangement;

•	the Omnibus Agreement, which requires Sunoco R&M to, among other things, reimburse the Partnership for up to $10.0 million of expenditures required at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. For the nine months ended September 2006, the Partnership received $0.1 million under this arrangement and reached the $10.0 million limit;

•	the Interrefinery Lease Agreement, which requires Sunoco R&M to reimburse the Partnership for any non-routine maintenance expenditures incurred, as defined, during the term of the agreement; and

•	the Eagle Point purchase agreement, which requires Sunoco R&M to reimburse the Partnership for certain maintenance capital and expenses incurred regarding the assets acquired, as defined, up to $5.0 million through March 2014. The Partnership has received $1.1 million to date under this agreement.
     These expenditures, which were recorded as maintenance capital and operating expenses, were as follows (in thousands of dollars):

	Nine Months Ended
	September 30,
	2006	2005
Maintenance capital	$1,723	$842
Operating expenses	—	—

	$1,723	$842

     The reimbursement of these amounts was recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at September 30, 2006.
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
     In February 2006 and 2005, the Partnership issued 0.1 million and 0.2 million common units, respectively, to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of common units, the general partner contributed $0.1 million in each period to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded these amounts as capital contributions to Partners’ Capital within its condensed consolidated balance sheets.
     Asset Acquisition
     On August 21, 2006, the Partnership acquired a subsidiary of Sunoco, which owned a 55.3 percent equity interest in the Mid-Valley Pipeline Company (“Mid-Valley”) for $65 million, subject to certain adjustments five years following the date of closing (see Note 2). Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of $12.5 million and the $52.5 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution.
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
     The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 10). The general partner was allocated net income of $0.8 million (representing 4.6 percent of total net income for the period) and $0.5 million (representing 3.4 percent of total net income for the period) for the three months ended September 30, 2006 and 2005, respectively. The general partner was allocated net income of $6.3 million (representing 10.0 percent of total net income for the period) and $2.6 million (representing 5.4 percent of total net income for the period) for the nine months ended September 30, 2006 and 2005, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.
     The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average number of limited partner units outstanding – basic	28,535,870	25,111,434	27,296,067	24,452,350
Add effect of dilutive unit incentive awards	127,449	157,841	125,514	171,850

Weighted average number of limited partner units – diluted	28,663,319	25,269,275	27,421,581	24,624,200
5. Investment in Affiliates
     The Partnership’s ownership percentages in corporate joint ventures as of September 30, 2006 and December 31, 2005 are as follows:

Equity
Ownership
Percentage
Explorer Pipeline Company	9.4%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
Wolverine Pipe Line Company	31.5%
West Texas Gulf Pipe Line Company	43.8%
Mid-Valley Pipeline Company (1)	55.3%

(1)	Ownership of Mid-Valley Pipeline Company relates only to the period ended September 30, 2006 as the acquisition was completed in August 2006.
     The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and nine months ended September 30, 2006 and 2005 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income Statement Data:
Total revenues	$135,873	$98,580	$342,339	$284,820
Net income	$36,986	$24,296	$87,643	$77,530
     The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of September 30, 2006 and December 31, 2005 (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Balance Sheet Data:
Current assets	$117,981	$100,241
Non-current assets	$486,681	$468,994
Current liabilities	$111,534	$80,054
Non-current liabilities	$408,589	$437,004
Net equity	$84,539	$52,177
     The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at September 30, 2006 include an excess investment amount of approximately $55.1 million, net of accumulated amortization of $2.5 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.
6. Long-Term Debt
     The components of long-term debt are as follows (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Credit Facility	$46,000	$106,600
Senior Notes – 7.25%, due February 15, 2012	250,000	250,000
Senior Notes – 6.125%, due May 15, 2016	175,000	—
Less unamortized bond discount	(1,138)	(1,027)

	$469,862	$355,573

     Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, has a $300 million Credit Facility available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowing under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility matures in November 2010 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). There were $46.0 million of outstanding borrowings under the Credit Facility at September 30, 2006. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants (each as defined in the credit agreement) requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period; and an interest coverage ratio of at least 3.0 to 1. The Operating Partnership is in compliance with these covenants as of September 30, 2006. The Partnership’s ratio of total debt to EBITDA was 3.0 to 1 and the interest coverage ratio was 4.6 to 1 at September 30, 2006.
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
     During May 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016 at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The discount is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the condensed consolidated statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of September 30, 2006. The net proceeds from the Senior Notes, together with the $110.4 million in net proceeds from the concurrent offering of 2.68 million limited partner common units, were used to repay all of the $216.1 million in outstanding borrowings under the Partnership’s Credit Facility. The balance of the proceeds from the offerings are being used to fund the Partnership’s organic growth program and for general Partnership purposes, including to finance pending and future acquisitions.
     On August 21, 2006, the Partnership purchased from Sunoco a 100 percent interest in Sun Pipe Line Company of Delaware LLC, the owner of a 55.3 percent equity interest in Mid-Valley Pipeline Company (“Mid-Valley”) for $65 million, subject to certain adjustments five years following the date of closing (see Note 2). The purchase price of the acquisition was initially funded with $46.0 million in borrowings under the Partnership’s Credit Facility and with cash on hand.
     The Partnership and the operating partnerships of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional. See Note 13 for supplemental condensed consolidating financial information.
7. Commitments and Contingent Liabilities
     The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets was $0.5 million and $0.6 million as of September 30, 2006 and December 31, 2005, respectively. There are no liabilities attributable to unasserted claims, nor have any recoveries from insurance been assumed.
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
     Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the consolidated financial position of the Partnership at September 30, 2006.
     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO which are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the consolidated financial position of the Partnership at September 30, 2006.
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
     As of September 30, 2006, there were approximately 0.2 million unvested restricted stock units outstanding with a weighted average grant-date fair value of $39.59 per unit, and a contractual life of three years. As of September 30, 2006, total compensation cost related to non-vested awards not yet recognized was $1.9 million, and the weighted-average period over which this cost is expected to be recognized in expense is 1.6 years. The number of restricted stock units outstanding and the total compensation cost related to non-vested awards not yet recognized reflect the Partnership’s estimates of performance factors pertaining to performance-based restricted unit awards.
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
     SFAS No. 123R also requires the use of a non-substantive vesting period approach for new share-based payment awards that vest when an employee becomes retirement eligible, as is the case under the Partnership’s Long-Term Incentive Plan (i.e., the vesting period cannot exceed the date an employee becomes retirement eligible). The effect will be to accelerate expense recognition compared to the vesting period approach that the Partnership previously followed under SFAS No. 123. As a result of adopting Statement 123(R) on January 1, 2006, the Partnership’s net income is $0.8 million lower for the nine months ended September 30, 2006, than if it had continued to account for share-based compensation under SFAS No. 123. Basic and diluted earnings per unit are each $.01 lower for the nine months ended September 30, 2006 than if the

Partnership had continued to account for share-based compensation under SFAS No. 123. The future impact of the non-substantive vesting period will be dependent upon the value of future stock-based awards granted to employees who are eligible to retire prior to the normal vesting periods of the awards.
     The Partnership recognized share-based compensation expense related to the LTIP of approximately $2.9 million in the first nine months of 2006 under SFAS No. 123R and $2.2 million for the first nine months of 2005 under SFAS No.123. During the year ended December 31, 2005, approximately 118,400 awards under the LTIP vested. During the first quarter of 2006, the Partnership issued 86,827 new common units (after netting for taxes of approximately $1.4 million) and made DER-related payments of approximately $0.7 million in connection with the vesting.
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
     At September 30, 2006, Sunoco’s ownership in the Partnership, including its 2.0 percent general partner interest, was 43.4 percent.
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
     The Partnership had 5,691,819 subordinated units issued as of September 30, 2006, all of which were held by the general partner and for which there is no established public trading market.
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

     The Partnership has met the minimum quarterly distribution requirements on all outstanding units for each of the three consecutive, non-overlapping four-quarter periods ended December 31, 2004 and 2005. As a result, a total of 5,691,820 subordinated units were converted into common units on a one-for-one basis, 2,845,910 each on February 15, 2005 and February 15, 2006. As of September 30, 2006, there are 5,691,819 subordinated units outstanding, all of which may be converted in February 2007 as long as the Partnership continues to meet the financial tests noted above for each of the three consecutive, non-overlapping four-quarter periods ending December 31, 2006.
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
     Distributions paid by the Partnership for the period from January 1, 2005 through September 30, 2006 were as follows:

	Cash		Total Cash
	Distribution	Total Cash	Distribution to
Date Cash	per Limited	Distribution to	the General
Distribution Paid	Partner Unit	Limited Partners	Partner
		($ in millions)	($ in millions)
February 14, 2005	$0.625	$15.0	$1.0
May 13, 2005	$0.625	$15.1	$1.0
August 12, 2005	$0.6375	$15.4	$1.1
November 14, 2005	$0.675	$17.4	$1.5
February 14, 2006	$0.7125	$18.4	$2.0
May 15, 2006	$0.75	$21.4	$3.3
August 14, 2006	$0.775	$22.1	$4.0
     On October 23, 2006, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $0.7875 per common and subordinated partnership unit ($3.15 annualized), representing the distribution for the third quarter 2006. The $26.8 million distribution, including $4.4 million to the general partner, will be paid on November 14, 2006 to unitholders of record at the close of business on November 7, 2006.
11. Exit Costs Associated with Western Pipeline Headquarters Relocation
     On June 10, 2005, the Partnership announced its intention to relocate its Western area headquarters operations from Tulsa, Oklahoma to the Houston, Texas area. The Partnership offered to relocate all affected employees. The Partnership substantially completed the relocation during the first quarter 2006.
     The total non-recurring expenses incurred in connection with the relocation plan amounted to $4.9 million, including $2.9 million recognized during the first quarter 2006. These costs consist primarily of employee relocation costs, one-time termination benefits and new hire expenses. These costs are included in selling, general and administrative expenses in the condensed statement of income, and are included in the operating results for the Western Pipeline System segment. In addition, the total capital expenditures associated with the move amounted to $5.5 million, including $2.8 million in the first quarter 2006. These capital expenditures include furniture and equipment, communication infrastructure and a pipeline control center. The Partnership did not incur any material costs related to the move in the second and third quarter of 2006, and does not expect the remaining costs related to the relocation to be material.

12. Business Segment Information
     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended September 30, 2006 and 2005, respectively (in thousands of dollars):

	Three Months Ended
	September 30,
	2006	2005
Segment Operating Income

Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$19,408	$19,205
Unaffiliated customers	7,358	5,149
Other income	3,387	3,246

Total Revenues	30,153	27,600

Operating expenses	11,975	12,550
Depreciation and amortization	2,199	2,616
Selling, general and administrative expenses	4,377	4,743

Total Costs and Expenses	18,551	19,909

Operating Income	$11,602	$7,691

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$21,120	$19,874
Unaffiliated customers	10,537	8,608

Total Revenues	31,657	28,482

Operating expenses	14,269	13,207
Depreciation and amortization	3,797	3,759
Selling, general and administrative expenses	3,914	3,511

Total Costs and Expenses	21,980	20,477

Operating Income	$9,677	$8,005

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$444,182	$486,407
Unaffiliated customers	1,101,037	707,480
Other income	1,894	716

Total Revenues	1,547,113	1,194,603

Cost of products sold and operating expenses	1,535,575	1,182,012
Depreciation and amortization	3,083	2,410
Selling, general and administrative expenses	5,100	5,751

Total Costs and Expenses	1,543,758	1,190,173

Operating Income	$3,355	$4,430

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$11,602	$7,691
Terminal Facilities	9,677	8,005
Western Pipeline System	3,355	4,430

Total segment operating income	24,634	20,126
Net interest expense	6,958	5,433

Net Income	$17,676	$14,693

	Nine Months Ended
	September 30,
	2006	2005
Segment Operating Income

Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$56,795	$55,571
Unaffiliated customers	20,470	15,728
Other income	8,218	9,496

Total Revenues	85,483	80,795

Operating expenses	32,207	34,286
Depreciation and amortization	7,417	7,822
Selling, general and administrative expenses	13,049	14,142

Total Costs and Expenses	52,673	56,250

Operating Income	$32,810	$24,545

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$61,079	$58,329
Unaffiliated customers	30,068	25,890
Other Income	7	77

Total Revenues	91,154	84,296

Operating expenses	39,565	35,997
Depreciation and amortization	11,377	11,274
Selling, general and administrative expenses	11,270	10,233

Total Costs and Expenses	62,212	57,504

Operating Income	$28,942	$26,792

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$1,363,596	$1,383,519
Unaffiliated customers	2,824,101	1,799,904
Other income	3,319	2,181

Total Revenues	4,191,016	3,185,604

Cost of products sold and operating expenses	4,144,507	3,153,785
Depreciation and amortization	8,442	5,304
Selling, general and administrative expenses	17,597	14,054

Total Costs and Expenses	4,170,546	3,173,143

Operating Income	$20,470	$12,461

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$32,810	$24,545
Terminal Facilities	28,942	26,792
Western Pipeline System	20,470	12,461

Total segment operating income	82,222	63,798
Net interest expense	19,802	16,013

Net Income	$62,420	$47,785

     The following table provides the identifiable assets for each segment as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Eastern Pipeline System	$357,051	$343,591
Terminal Facilities	329,791	293,119
Western Pipeline System	1,342,455	1,016,915
Corporate and other	29,783	27,060

Total identifiable assets	$2,059,080	$1,680,685

     Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.
13. Supplemental Condensed Consolidating Financial Information
     The Partnership and the operating subsidiaries of the Operating Partnership serve as joint and several guarantors of the 6.125% and 7.25% Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional. Given that certain, but not all subsidiaries of the Partnership are guarantors, the Partnership is required to present the following supplemental condensed consolidating financial information. For purposes of the following footnote, Sunoco Logistics Partners, L.P. is referred to as “Parent” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC and Sunoco Pipeline Acquisition LLC are collectively referred to as the “Subsidiary Guarantors”. Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are referred to as “Non-Guarantor Subsidiaries.”
     The following supplemental condensed consolidating financial information (in thousands) reflects the Parent’s separate accounts, the Subsidiary Issuer’s separate accounts, the combined accounts of the Subsidiary Guarantors, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations and the Parent’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investments in its subsidiaries and the Subsidiary Issuer’s investments in its subsidiaries are accounted for under the equity method of accounting.

Statement of Income
Three Months Ended September 30, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$484,710	$—	$—	$484,710
Unaffiliated customers	—	—	1,118,932	—	—	1,118,932
Equity in earnings of subsidiaries	17,676	24,242	—	2	(41,920)	—
Other income	—	—	5,281	—	—	5,281

Total Revenues	17,676	24,242	1,608,923	2	(41,920)	1,608,923

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,561,819	—	—	1,561,819
Depreciation and amortization	—	—	9,079	—	—	9,079
Selling, general and administrative expenses	—	—	13,391	—	—	13,391

Total Costs and Expenses	—	—	1,584,289	—	—	1,584,289

Operating Income	17,676	24,242	24,634	2	(41,920)	24,634
Net interest cost paid to / (received from) affiliates	—	(68)	390	2	—	324
Other interest cost and debt expenses, net	—	7,354	—	—	—	7,354
Capitalized interest	—	(720)	—	—	—	(720)

Net Income	$17,676	$17,676	$24,244	$—	$(41,920)	$17,676

Statement of Income
Three Months Ended September 30, 2005
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$525,486	$—	$—	$525,486
Unaffiliated customers	—	—	721,160	—	—	721,160
Equity in earnings of subsidiaries	14,690	21,117	—	2	(35,809)	—
Other income	—	—	4,039	—	—	4,039

Total Revenues	14,690	21,117	1,250,685	2	(35,809)	1,250,685

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,207,770	(1)	—	1,207,769
Depreciation and amortization	—	—	8,785	—	—	8,785
Selling, general and administrative expenses	—	—	14,005	—	—	14,005

Total Costs and Expenses	—	—	1,230,560	(1)	—	1,230,559

Operating Income	14,690	21,117	20,125	3	(35,809)	20,126
Net interest cost paid to / (received from) affiliates	—	1,069	(994)	—	—	75
Other interest cost and debt expenses, net	—	5,484	—	—	—	5,484
Capitalized interest	—	(126)	—	—	—	(126)

Net Income (Loss)	$14,690	$14,690	$21,119	$3	$(35,809)	$14,693

Statement of Income
Nine Months Ended September 30, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,481,470	$—	$—	$1,481,470
Unaffiliated customers	—	—	2,874,639	—	—	2,874,639
Equity in earnings of subsidiaries	62,414	81,824	—	8	(144,246)	—
Other income	—	—	11,544	—	—	11,544

Total Revenues	62,414	81,824	4,367,653	8	(144,246)	4,367,653

Costs and Expenses
Cost of products sold and operating expenses	—	—	4,216,279	—	—	4,216,279
Depreciation and amortization	—	—	27,236	—	—	27,236
Selling, general and administrative expenses	—	—	41,916	—	—	41,916

Total Costs and Expenses	—	—	4,285,431	—	—	4,285,431

Operating Income	62,414	81,824	82,222	8	(144,246)	82,222
Net interest cost paid to / (received from) affiliates	—	655	390	2	—	1,047
Other interest cost and debt expenses, net	—	21,220	—	—	—	21,220
Capitalized interest	—	(2,465)	—	—	—	(2,465)

Net Income	$62,414	$62,414	$81,832	$6	$(144,246)	$62,420

Statement of Income
Nine Months Ended September 30, 2005
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,497,419	$—	$—	$1,497,419
Unaffiliated customers	—	—	1,841,522	—	—	1,841,522
Equity in earnings of subsidiaries	47,772	66,038	—	7	(113,817)	—
Other income	—	—	11,754	—	—	11,754

Total Revenues	47,772	66,038	3,350,695	7	(113,817)	3,350,695

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,224,074	(6)	—	3,224,068
Depreciation and amortization	—	—	24,400	—	—	24,400
Selling, general and administrative expenses	—	—	38,429	—	—	38,429

Total Costs and Expenses	—	—	3,286,903	(6)	—	3,286,897

Operating Income	47,772	66,038	63,792	13	(113,817)	63,798
Net interest cost paid to / (received from) affiliates	—	2,447	(2,253)	—	—	194
Other interest cost and debt expenses, net	—	15,945	—	—	—	15,945
Capitalized interest	—	(126)	—	—	—	(126)

Net Income	$47,772	$47,772	$66,045	$13	$ (113,817)	$47,785

Balance Sheet
September 30, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$18,807	$—	$—	$—	$18,807
Advances to affiliates	(789)	48,075	(45,237)	—	—	2,049
Accounts receivable, affiliated companies	—	—	140,535	—	—	140,535
Accounts receivable, net	—	—	759,449	—	—	759,449
Inventories
Crude oil	—	—	40,016	—	—	40,016
Materials, supplies and other	—	—	733	—	—	733

Total Current Assets	(789)	66,882	895,496	—	—	961,589

Properties, plants and equipment, net	—	—	981,906	—	—	981,906
Investment in affiliates	575,239	977,902	81,597	87	(1,553,228)	81,597
Deferred charges and other assets	—	3,536	30,452	—	—	33,988

Total Assets	$574,450	$1,048,320	$1,989,451	$87	$(1,553,228)	$2,059,080

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$936,022	$—	$—	$936,022
Accrued liabilities	1,109	6,134	22,717	—	—	29,960
Accrued taxes other than income	—	—	22,578	(29)	—	22,549

Total Current Liabilities	1,109	6,134	981,317	(29)	—	988,531

Long-term debt	—	469,862	—	—	—	469,862
Other deferred credits and liabilities	—	—	23,484	—	—	23,484

Total Liabilities	1,109	475,996	1,004,801	(29)	—	1,481,877

Total Partners’ Capital	573,341	572,324	984,650	116	(1,553,228)	577,203

Total Liabilities and Partners’ Capital	$574,450	$1,048,320	$1,989,451	$87	$(1,553,228)	$2,059,080

Balance Sheet
December 31, 2005

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$21,645	$—	$—	$—	$21,645
Advances to affiliates	—	—	5,506	—	(5,506)	—
Accounts receivable, affiliated companies	—	—	136,536	—	—	136,536
Accounts receivable, net	—	—	584,509	—	—	584,509
Inventories
Crude oil	—	—	27,561	—	—	27,561
Materials, supplies and other	—	—	700	—	—	700

Total Current Assets	—	21,645	754,812	—	(5,506)	770,951

Properties, plants and equipment, net	—	—	809,342	5,494	—	814,836
Investment in affiliates	464,986	778,106	69,291	(130)	(1,243,156)	69,097
Deferred charges and other assets	—	2,459	23,325	17	—	25,801

Total Assets	$464,986	$802,210	$1,656,770	$5,381	$(1,248,662)	$1,680,685

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$720,127	$—	$—	$720,127
Accrued liabilities	1,171	6,800	24,913	—	—	32,884
Accrued taxes other than income	—	—	20,986	—	—	20,986
Advances from affiliates	5,945	—	—	5,311	(5,506)	5,750

Total Current Liabilities	7,116	6,800	766,026	5,311	(5,506)	779,747

Long-term debt	—	355,573	—	—	—	355,573
Other deferred credits and liabilities	—	—	21,954	—	—	21,954

Total Liabilities	7,116	362,373	787,980	5,311	(5,506)	1,157,274

Total Partners’ Capital	457,870	439,837	868,790	70	(1,243,156)	523,411

Total Liabilities and Partners’ Capital	$464,986	$802,210	$1,656,770	$5,381	$(1,248,662)	$1,680,685

Statement of Cash Flows
Nine Months Ended September 30, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Net Cash Flows from Operating Activities	$62,352	$60,670	$131,874	$6	$(144,246)	$110,656

Cash Flows from Investing Activities:
Capital expenditures	—	—	(85,825)	—	—	(85,825)
Acquisitions	—	—	(121,382)	—	—	(121,382)
Intercompany	(45,720)	(128,140)	29,620	(6)	144,246	—

	(45,720)	(128,140)	(177,587)	(6)	144,246	(207,207)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(71,160)	—	—	—	—	(71,160)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,443)	—	—	(1,443)
Net proceeds from issuance of Limited Partner units	110,338	—	—	—	—	110,338
Contributions from General Partner for Limited Partner unit transactions	2,427	—	—	—	—	2,427
Net proceeds from issuance of Senior Notes	—	173,307	—	—	—	173,307
Repayments from (advances to) affiliates, net	(5,157)	(48,075)	45,433	—	—	(7,799)
Borrowings under credit facility	—	155,500				155,500
Repayments under credit facility	—	(216,100)				(216,100)
Contributions from (distributions to) affiliate	(53,080)	—	1,723	—	—	(51,357)

	(16,632)	64,632	45,713	—	—	93,713

Net change in cash and cash equivalents	—	(2,838)	—	—	—	(2,838)
Cash and cash equivalents at beginning of year	—	21,645	—	—	—	21,645

Cash and cash equivalents at end of period	$—	$18,807	$—	$—	$—	$18,807

Statement of Cash Flows
Nine Months Ended September 30, 2005
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Net Cash Flows from Operating Activities	$65,986	$43,562	$50,227	$13	$(113,817)	$45,971

Cash Flows from Investing Activities:
Capital expenditures	—	—	(33,373)	—	—	(33,373)
Acquisitions	—	—	(100,857)	—	—	(100,857)
Intercompany	(92,307)	(107,450)	85,953	(13)	113,817	—

	(92,307)	(107,450)	(48,277)	(13)	113,817	(134,230)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(48,474)	—	—	—	—	(48,474)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,863)	—	—	(2,863)
Net proceeds from issuance of Limited Partner units	159,879	—	—	—	—	159,879
Redemption of Limited Partner units from Sunoco	(99,203)	—	—	—	—	(99,203)
Contributions from General Partner for Limited Partner unit transactions	1,429	—	—	—	—	1,429
Repayments from affiliates, net	12,690	—	71	—	—	12,761
Borrowings under credit facility	—	75,000				75,000
Repayments under credit facility	—	(56,500)				(56,500)
Contributions from affiliate	—	—	842	—	—	842

	26,321	18,500	(1,950)	—	—	42,871

Net change in cash and cash equivalents	—	(45,388)	—	—	—	(45,388)
Cash and cash equivalents at beginning of year	—	52,660	—	—	—	52,660

Cash and cash equivalents at end of period	$—	$7,272	$—	$—	$—	$7,272

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Three Months Ended September 30, 2006 and 2005
Sunoco Logistics Partners L.P.
Operating Highlights
Three Months Ended September 30, 2006 and 2005

	Three Months Ended
	September 30,
	2006	2005
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	61,320,475	56,437,189
Revenue per barrel mile (cents)	0.474	0.469
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	393,304	382,957
Nederland terminal	480,609	420,467
Refinery terminals(3)	658,957	688,923
Western Pipeline System:(1)(4)
Crude oil pipeline throughput (bpd)	565,639	368,985
Crude oil purchases at wellhead (bpd)	192,175	180,216
Gross margin per barrel of pipeline throughput (cents)(5)	12.6	27.9

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(4)	Includes results from the Partnership’s purchases of an undivided joint interest in the Mesa Pipe Line system, the Corsicana to Wichita Falls, Texas pipeline system, and the Millennium and Kilgore pipeline system from the acquisition dates.

(5)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.
Analysis of Consolidated Net Income
     Net income was $17.7 million for the third quarter 2006 as compared with $14.7 million for the third quarter 2005, an increase of $3.0 million. This increase was due mainly to an increase in total shipments in the Eastern Pipeline System, operating results from the acquisitions completed in 2005 and 2006 in the Western Pipeline System and increased revenues at the Partnership’s refined product terminals associated with ethanol blending. These increases were partially offset by lower lease acquisition margins and higher interest expense related to financing the acquisitions completed in 2006 and the Partnership’s internal expansion capital program.
     Net interest expense increased $1.6 million to $7.0 million for the third quarter 2006 from $5.4 million for the prior year’s quarter due to increased borrowings and higher interest rates, partially offset by an increase of $0.6 million in capitalized interest.
Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System increased $3.9 million to $11.6 million for the third quarter 2006 from $7.7 million for the third quarter 2005. This increase was primarily the result of a $2.4 million increase in sales and other operating revenue and a $0.6 million decrease in operating expenses. Sales and other operating revenue increased from

$24.4 million for the prior year’s quarter to $26.8 million for the third quarter 2006 mainly due to an increase in total shipments. The increase in shipments was due principally to higher throughput on the Marysville, Michigan to Toledo, Ohio crude oil pipeline. During 2005, two third-party Canadian synthetic crude oil plants experienced reduced production as a result of fire damage. Resumed production at these crude oil plants, along with higher demand due to expansion of a Detroit refinery served by the Marysville pipeline, resulted in an increase in shipments. Operating expenses decreased to $12.0 million in the third quarter 2006 from $12.6 million in the third quarter 2005 due mainly to product operating gains, partially offset by increased operating costs.
Terminal Facilities
     The Terminal Facilities business segment had operating income of $9.7 million for the third quarter 2006, as compared to $8.0 million for the prior year’s third quarter. Total revenues increased $3.2 million from the prior year’s third quarter to $31.7 million for the third quarter 2006 due primarily to increased revenues associated with ethanol blending at the Partnership’s refined product terminals starting in May 2006, an increase in volumes at the Partnership’s Nederland Terminal, as well as increased volumes at the refined product terminals. Operating expenses increased $1.1 million from the prior year’s third quarter to $14.3 million for the third quarter 2006 due principally to timing of scheduled maintenance activity and higher utility costs. Closing of the previously announced agreement to purchase a 50 percent interest in a refined products terminal located in Syracuse, New York from an affiliate of Exxon Mobil Corporation is now expected to occur in the fourth quarter of 2006.
Western Pipeline System
     Operating income for the Western Pipeline System decreased $1.0 million to $3.4 million for the third quarter 2006 from $4.4 million for the third quarter 2005. The decrease was primarily the result of lower lease acquisition margins. The decrease was partially offset by higher crude oil pipeline volumes, mainly from the Corsicana to Wichita Falls, Texas crude oil pipeline acquired in August 2005, the 37.0 percent undivided interest in the Mesa Pipe Line System acquired in December 2005, and the Millennium and Kilgore pipelines acquired in March 2006. The Amdel pipeline, acquired in March 2006, is currently being filled and is expected to begin making deliveries during the fourth quarter 2006. The decrease was further offset by an increase in other income of $1.2 million primarily attributable to equity income related to the acquisition of a 55.3 percent interest in the Mid-Valley Pipeline Company in August 2006. Total revenues and cost of products sold and operating expenses increased in the third quarter 2006 compared with the prior year’s quarter due principally to an increase in the price of crude oil. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to $70.55 per barrel for the third quarter 2006 from $63.17 per barrel for the third quarter 2005. Operating expenses were higher also as a result of increased costs associated with the acquired assets and higher utility costs. Depreciation and amortization increased by $0.7 million due principally to the 2005 and 2006 acquisitions described earlier.

Results of Operations – Nine Months Ended September 30, 2006 and 2005
Sunoco Logistics Partners L.P.
Operating Highlights
Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended
	September 30,
	2006	2005
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	60,254,723	55,825,649
Revenue per barrel mile (cents)	0.470	0.468
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	388,996	387,374
Nederland terminal	473,117	454,721
Refinery terminals(3)	688,553	695,912
Western Pipeline System:(1)(4)
Crude oil pipeline throughput (bpd)	523,780	335,920
Crude oil purchases at wellhead (bpd)	191,894	188,905
Gross margin per barrel of pipeline throughput (cents)(5)	24.3	26.5

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(4)	Includes results from the Partnership’s purchases of an undivided joint interest in the Mesa Pipe Line system, the Corsicana to Wichita Falls, Texas pipeline system, and the Millennium and Kilgore pipeline system from the acquisition dates.

(5)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization.
Analysis of Consolidated Net Income
     Net income was $62.4 million for the nine month period ended September 2006 as compared with $47.8 million for the comparable period in 2005, an increase of $14.6 million. This increase was due mainly to an increase in total shipments in the Eastern Pipeline System, operating results from the acquisitions completed in 2005 and 2006 in the Western Pipeline System and higher Western Pipeline System lease acquisition margins. These increases were partially offset by higher interest expense related to financing of the recent acquisitions and the Partnership’s internal expansion capital program, and higher selling, general and administrative costs as a result of $2.9 million in costs related to the Western area headquarters relocation, which was completed in the first quarter 2006.
     Net interest expense increased $3.8 million to $19.8 million for the first nine months of 2006 from $16.0 million for the first nine months of 2005 due to increased borrowings and higher interest rates, partially offset by an increase of $2.3 million in capitalized interest.
Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System increased $8.3 million to $32.8 million for the first nine months of 2006 from $24.5 million for the first nine months of 2005. Sales and other operating revenue increased from $71.3 million for the prior year’s period to $77.3 million for the nine months ended September 2006 mainly due to an increase in total shipments. This increase was principally the result of higher throughput on the Marysville to Toledo crude oil pipeline as a result of the prior year production issues previously discussed. Other income decreased to $8.2 million for the first nine months of 2006 from $9.5 million for the prior year period due primarily to a decrease in joint venture equity income mainly as a result of reduced pipeline volumes experienced by the Partnership’s joint venture interests. Operating expenses decreased from $34.3 million in the first nine months of 2005 to $32.2 million for the first nine months of 2006 due mainly to product operating gains, partially offset by increased utility, employee and operating costs. Selling, general and administrative expenses decreased $1.1 million for the nine months ended September 30, 2006 when compared to the prior year period in 2005 due primarily to increased utilization of engineering employees related to expansion capital projects.
Terminal Facilities
     The Terminal Facilities business segment had operating income of $28.9 million for the nine months ended September 2006, as compared to $26.8 million for the prior year’s corresponding period. Total revenues increased $6.9 million from the prior year’s first nine months to $91.2 million for the first nine months of 2006 due primarily to an increase in revenues associated with ethanol blending at the balance of the Partnership’s refined product terminals starting in May 2006 and an increase in revenues at the Partnership’s Nederland Terminal. Operating expenses increased $3.6 million from the prior year’s first nine months to $39.6 million for the first nine months of 2006 due to increased employee costs, the timing of scheduled maintenance activity and higher utility costs.
Western Pipeline System
     Operating income for the Western Pipeline System increased $8.0 million to $20.5 million for the first nine months of 2006 from $12.5 million for the first nine months of 2005. The increase was primarily the result of higher crude oil pipeline volumes, mainly from the acquisitions previously discussed and higher lease acquisition margins. Other income increased for the nine months ended September 2006 by $1.1 million when compared to the prior year period primarily due to an increase in equity income associated with the acquisition of a 55.3 percent interest in the Mid-Valley Pipeline Company in August 2006. Total revenues and cost of products sold and operating expenses increased in the first nine months of 2006 compared with the prior year period due principally to an increase in the price of crude oil. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to $68.29 per barrel for the nine months ended September 2006 from $55.45 per barrel for the nine months ended September 2005. Depreciation and amortization increased by $3.1 million due principally to the 2005 and 2006 acquisitions discussed earlier. Selling, general and administrative expenses increased $3.5 million due principally to $2.9 million of costs related to the Western area headquarters relocation from Tulsa, Oklahoma to Sugar Land, Texas, as well as increased costs associated with the acquired assets. The relocation to Sugar Land was completed in the first quarter 2006.
Liquidity and Capital Resources
Liquidity
     Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At September 30, 2006, the Partnership had a working deficit of $26.9 million and available borrowing capacity under the Credit Facility of $254.0 million. The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $70.5 million at September 30, 2006.
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

     During the third quarter 2006, $46.0 million was drawn against the Credit Facility to fund the acquisition of a 55.3 percent interest in the Mid-Valley Pipeline Company. As of September 30, 2006, there was $254.0 million available under the Credit Facility to fund the Partnership’s internal expansion capital program, and for general Partnership purposes, including to finance pending and future acquisitions.
     Senior Notes
     During May 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016 at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The discount is amortized on a straight-line basis over the term of the Senior Notes and is included within interest expense in the condensed consolidated statements of income. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of September 30, 2006. The net proceeds from the Senior Notes, together with the $110.4 million in net proceeds from the concurrent offering of 2.68 million limited partner common units, were used to repay of all of the $216.1 million in outstanding borrowings under the Partnership’s Credit Facility. The balance of the proceeds from the offerings are being used to fund the Partnership’s organic growth program and for general Partnership purposes, including to finance pending and future acquisitions.
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
     Shelf Registration Statement
     On April 7, 2006, the Partnership, the Operating Partnership, and the Operating Partnership’s wholly-owned subsidiaries, as co-registrants, filed a shelf registration statement with the Securities and Exchange Commission. This shelf registration permits the periodic offering and sale of up to $500 million of equity securities by the Partnership or debt securities of the Operating Partnership (guaranteed by the Partnership). At September 30, 2006, $209.8 million remains available for issuance under the shelf registration statement. The shelf registration also covers the resale of up to five million common units by the Partnership’s general partner. The amount, type and timing of any offerings will depend upon, among other things, the funding requirements of the Partnership, prevailing market conditions, and compliance with covenants in applicable debt obligations of the Operating Partnership (including the Credit Facility).
Cash Flows and Capital Expenditures
     Net cash provided by operating activities for the nine months ended September 30, 2006 was $110.7 million compared with $46.0 million for the first nine months of 2005. Net cash provided by operating activities for the first nine months of

2006 was primarily generated by net income of $62.4 million, depreciation and amortization of $27.2 million, and a $25.0 million decrease in working capital. Working capital decreased primarily due to an increase in accounts payable. In the nine months ended September 30, 2006, crude oil prices increased, which generated an increase in cash for the Partnership. Net cash provided by operating activities for the first nine months of 2005 was principally generated by net income of $47.8 million and depreciation and amortization of $24.4 million, partially offset by a $24.3 million increase in working capital.
     Net cash used in investing activities for the first nine months of 2006 was $207.2 million compared with $134.2 million for the first nine months of 2005. The increase between periods is due primarily to the acquisitions of the Millennium and Kilgore crude oil pipelines and the Amdel crude oil pipeline in March 2006, the acquisition of a 55.3 percent interest in the Mid-Valley Pipeline Company in August 2006, and the Partnership’s investment in its internal expansion capital program, as further discussed below in the “Capital Requirements” section of this document.
     Net cash provided by financing activities for the first nine months of 2006 was $93.7 million compared with $42.9 million net cash used in financing activities for the first nine months of 2005. Net cash provided by financing activities for the first nine months of 2006 was the result of $110.3 million of net proceeds from the offering of 2.68 million limited partner common units and $173.3 million of net proceeds received from the issuance of 6.125 percent Senior Notes in May 2006. This increase was partially offset by $71.2 million in distributions paid to limited partners and the general partner, a net repayment of $60.6 million on outstanding borrowings under the Partnership’s Credit Facility and $51.4 million in capital distributions to Sunoco due primarily to the acquisition of a 55.3 percent interest in the Mid-Valley Pipeline Company discussed earlier.
     Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at September 30, 2006 represent amounts due from Sunoco under this agreement. Advances from affiliates at December 31, 2005 represent amounts due to Sunoco under this agreement.
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
     The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Nine Months Ended
	September 30,
	2006	2005
Maintenance	$16,882	$18,624
Expansion (1)	188,113	115,606

	$204,995	$134,230

(1)	The acquisition of a 55.3 percent interest in the Mid-Valley Pipeline Company was included within the expansion capital amount for the nine months ended September 30, 2006 at Sunoco’s historical cost of $12.5 million. Since the acquisition was from a related party, the $52.5 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution.
     Maintenance capital expenditures, including $2.8 million related to the Western area headquarters relocation in the nine months ended September 30, 2006, decreased $1.7 million from the nine months ended September 30, 2005. Excluding the relocation costs, maintenance capital expenditures decreased $4.5 million in the first nine months of 2006 from the first nine months of 2005 due mainly to the differences in timing of scheduled maintenance activity between the periods. Management anticipates maintenance capital expenditures to be approximately $25.0 million for the year ended December 31, 2006, excluding the $2.8 million related to the Western area headquarters’ relocation and amounts reimbursable under agreements with Sunoco. Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.
     Expansion capital expenditures in the nine months ended September 30, 2006 include $119.2 million related to the acquisitions of the Millennium and Kilgore pipeline system and the Amdel pipeline system in March 2006 and the 55.3 percent interest in the Mid-Valley Pipeline Company (see Note 2 to the condensed consolidated financial statements).
     Expansion capital expenditures also include the Partnership’s investments in its internal expansion capital program, including expansion of the Marysville crude oil pipeline and the Amdel pipeline purchased in March 2006, expansion of the Montello to Pittsburgh segment of the Philadelphia system, the construction at Nederland of six new crude oil storage tanks with a total capacity of approximately 3.6 million shell barrels, installation of ethanol blending facilities at the balance of the Partnership’s refined product terminals, as well as capitalized interest of $2.5 million.
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
     The $300 million Credit Facility generally exposes the Partnership to interest rate risk since it bears interest at a variable rate of 5.71 percent at September 30, 2006. A one percent change in interest rates changes annual interest expense by approximately $0.5 million based on outstanding borrowings under the Credit Facility of $46.0 million at September 30, 2006.
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
Item 4. Controls and Procedures
     (a) As of the end of the fiscal quarter covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the management of Sunoco Partners LLC, the Partnership’s general partner (including the President and Chief Executive Officer of Sunoco Partners LLC), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer of Sunoco Partners LLC concluded that the Partnership’s disclosure controls and procedures are effective.
     (b) No change in the Partnership’s internal controls over financial reporting has occurred during the fiscal quarter covered by this report that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
     (c) Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer of Sunoco Partners LLC, as appropriate, to allow timely decisions regarding required disclosure.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     In August 2006, Mid-Valley Pipeline Company (an entity in which Sunoco, Inc. formerly owned a 55.3 percent interest), Sun Pipe Line Company (a subsidiary of Sunoco, Inc.) and Sunoco Pipeline L.P. (a subsidiary of Sunoco Logistics Partners L.P.) reached a settlement with the U.S. Environmental Protection Agency, the U.S. Department of Justice and the Kentucky Environmental and Public Protection Cabinet relating to certain alleged violations of the federal Clean Water Act and certain Kentucky statutes and regulations, in a total amount of approximately $3.1 million. The Partnership expects to be fully indemnified for costs associated with the settlement. The Consent Decree concerning this settlement was lodged with the U.S. District Court in Kentucky on August 15, 2006. The 30-day comment period expired on September 20, 2006 and a motion to enter the Consent Decree was filed on October 13, 2006, and is pending. The alleged violations arise from a release in November 2000 in Louisiana and a release in January 2005 in Kentucky. (See also the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
Item 1A. Risk Factors
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
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits
     Exhibits

12.1 :	Statement of Computation of Ratio of Earnings to Fixed Charges
31.1 :	Chief Executive Officer and Principal Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)
32 :	Chief Executive Officer and Principal Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

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

Sunoco Logistics Partners L.P.
By:	/s/ Deborah M. Fretz
Deborah M. Fretz
President, Chief Executive Officer and Principal Financial Officer

Date: November 2, 2006