Form 10-Q
period 2007-03-31
SUNOCO LOGISTICS PARTNERS LP
filed 2007-05-02
CIK 1161154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 2, 2007, the number of the registrant’s Common Units outstanding was 28,586,280.

SUNOCO LOGISTICS PARTNERS L.P.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues

Sales and other operating revenue:
Affiliates (Note 3)	$452,069	$478,321
Unaffiliated customers	1,097,501	782,650
Other income	5,039	2,391

Total Revenues	1,554,609	1,263,362

Costs and Expenses
Cost of products sold and operating expenses	1,499,258	1,214,786
Depreciation and amortization	8,904	8,946
Selling, general and administrative expenses	15,519	15,003

Total Costs and Expenses	1,523,681	1,238,735

Operating Income	30,928	24,627
Net interest cost paid to affiliates (Note 3)	535	309
Other interest cost and debt expense, net	8,639	6,450
Capitalized interest	(553)	(556)

Net Income	$22,307	$18,424

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$22,307	$18,424
Less: General Partner’s interest in Net Income	(2,079)	(1,344)

Limited Partners’ interest in Net Income	$20,228	$17,080

Net Income per Limited Partner unit:
Basic	$0.71	$0.66

Diluted	$0.70	$0.66

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	28,564,996	25,819,210

Diluted	28,702,728	25,944,752

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$—	$9,412
Advances to affiliates (Note 3)	—	7,431
Accounts receivable, affiliated companies (Note 3)	153,281	98,952
Accounts receivable, net	756,029	776,505
Inventories:
Crude oil	81,424	69,552
Materials, supplies and other	731	732

Total Current Assets	991,465	962,584

Properties, plants and equipment	1,524,033	1,506,350
Less accumulated depreciation and amortization	(508,382)	(499,682)

Properties, plants and equipment, net	1,015,651	1,006,668

Investment in affiliates (Note 5)	81,299	81,934
Deferred charges and other assets	26,797	30,891

Total Assets	$2,115,212	$2,082,077

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$923,029	$922,495
Accrued liabilities	22,432	34,843
Accrued taxes other than income	16,663	22,869
Advances from affiliates (Note 3)	7,676	—

Total Current Liabilities	969,800	980,207
Long-term debt (Note 6)	539,959	491,910
Other deferred credits and liabilities	26,789	27,049
Commitments and contingent liabilities (Note 7)

Total Liabilities	1,536,548	1,499,166

Partners’ Capital:
Limited partners’ interest	574,675	576,004
General partner’s interest	3,989	6,907

Total Partners’ Capital	578,664	582,911

Total Liabilities and Partners’ Capital	$2,115,212	$2,082,077

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$22,307	$18,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,904	8,946
Restricted unit incentive plan expense	2,256	806
Changes in working capital pertaining to operating activities net of the effect of acquisitions:
Accounts receivable, affiliated companies	(54,329)	7,380
Accounts receivable, net	20,476	(85,330)
Inventories	(11,871)	(18,853)
Accounts payable and accrued liabilities	(12,079)	114,155
Accrued taxes other than income	(6,206)	(3,307)
Other	4,925	(3,443)

Net cash provided by operating activities	(25,617)	38,778

Cash Flows from Investing Activities:
Capital expenditures	(17,881)	(18,228)
Acquisitions	—	(109,448)

Net cash used in investing activities	(17,881)	(127,676)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(28,253)	(20,360)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(1,479)	(1,443)
Contributions from General Partner for Limited Partner unit transactions	58	74
Repayments from (advances to) affiliates, net	15,107	(15,567)
Borrowings under credit facility	48,000	109,500
Contributions from / (Distributions to) affiliate	653	—

Net cash provided by financing activities	34,086	72,204

Net change in cash and cash equivalents	(9,412)	(16,694)
Cash and cash equivalents at beginning of year	9,412	21,645

Cash and cash equivalents at end of period	$—	$4,951

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     Sunoco Logistics Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership formed by Sunoco, Inc. (“Sunoco”) in October 2001 to acquire a substantial portion of Sunoco’s logistics business. The Partnership owns and operates a geographically diverse portfolio of complementary assets, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast, Midwest and South Central United States. Sunoco, Inc. and its wholly–owned subsidiaries including Sunoco, Inc. (R&M) are collectively referred to as “Sunoco”.
     The consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned partnerships, including Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”). Equity ownership interests in corporate joint ventures, which are not consolidated, are accounted for under the equity method.
     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2007 are not necessarily indicative of results for the full year 2007.
2. Acquisitions
Mid-Valley Pipeline Acquisition
     On August 18, 2006, the Partnership purchased from Sunoco a 100 percent interest in Sun Pipe Line Company of Delaware LLC, the owner of a 55.3 percent equity interest (50 percent voting rights) in Mid-Valley Pipeline Company (“Mid-Valley”) for approximately $65 million, subject to certain adjustments five years following the date of closing, based on the throughput of Sunoco. Mid-Valley owns a 994-mile pipeline, which originates in Longview, Texas and terminates in Samaria, Michigan, and has operating capacity of approximately 238,000 bpd and 4.2 million shell barrels of storage capacity. Mid-Valley provides crude oil to a number of refineries, primarily in the Midwest United States. The Partnership is the operator of the Mid-Valley pipeline. The Partnership receives a quarterly cash dividend from Mid-Valley that is proportionate with its ownership interest. The purchase price of the acquisition was funded with $46.0 million in borrowings under the Partnership’s Credit Facility and with cash on hand. Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of approximately $12.5 million and the $52.5 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution. The results of the acquisition are included in the financial statements within the Western Pipeline System business segment from the date of acquisition.
Millennium and Kilgore Pipeline Acquisition
     On March 1, 2006, the Partnership purchased a Texas crude oil pipeline system from affiliates of Black Hills Energy, Inc. for approximately $40.9 million. The system consists of (a) the Millennium Pipeline, a 200-mile, 12-inch crude oil pipeline with approximately 65,000 bpd operating capacity, originating near the Partnership’s Nederland Terminal, and terminating at Longview Texas; (b) the Kilgore Pipeline, a 190-mile, 10-inch crude oil pipeline with approximately 35,000 barrel per day capacity originating in Kilgore, Texas and terminating at refineries in the Houston, Texas region; (c) approximately 900,000 shell barrels of storage capacity at Kilgore, and Longview, Texas, approximately 550,000 of which are inactive; (d) a crude oil sales and marketing business; and (e) crude oil line fill and working inventory. The purchase price of the acquisition was funded with borrowings under the Partnership’s Credit Facility. The purchase price has been allocated to the assets acquired based on their relative fair values at the acquisition date. The following is a summary of the effects of the transaction on the Partnership’s consolidated financial position (in thousands of dollars):

Increase in:
Inventories	$2,189
Properties, plants and equipment, net	38,711

Cash paid for acquisition	$40,900

     The results of the acquisition are included in the financial statements within the Western Pipeline System business segment from the date of acquisition.
Amdel and White Oil Pipeline Acquisition
     On March 1, 2006, the Partnership acquired a Texas crude oil pipeline system from Alon USA Energy, Inc. for approximately $68.0 million. The system consists of (a) the Amdel Pipeline, a 503-mile, 10-inch common carrier crude oil pipeline with approximately 27,000 bpd operating capacity, originating at the Nederland Terminal, and terminating at Midland, Texas, and (b) the White Oil Pipeline, a 25-mile, 10-inch crude oil pipeline with approximately 40,000 bpd operating capacity, originating at the Amdel Pipeline and terminating at Alon’s Big Spring, Texas refinery. The pipelines were idle at the time of purchase, were re-commissioned by the Partnership during the second quarter 2006 and began making deliveries during the fourth quarter 2006. During the first quarter of 2007, the Partnership completed a project to expand the capacity on the Amdel Pipeline from approximately 27,000 to 40,000 bpd. Construction on new tankage at the Nederland Terminal to service these new volumes more efficiently is expected to be completed during 2007. The purchase price of the acquisition was funded with borrowings under the Partnership’s Credit Facility, and has been allocated to property, plants and equipment based on the relative fair value of the assets acquired on the acquisition date. The results of the acquisition are included in the financial statements within the Western Pipeline System business segment from the date of acquisition.
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
     Selling, general and administrative expenses in the condensed consolidated statements of income include costs incurred by Sunoco for the provision of certain centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services, including the administration of employee benefit plans. These are provided to the Partnership under an omnibus agreement (“Omnibus Agreement”) with Sunoco for an annual administrative fee. The fee for the annual period ended December 31, 2006 was $7.7 million. In January 2007, the parties extended the term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) by one year. The annual administrative fee applicable to this one-year extension is $6.5 million, which reflects the Partnership directly incurring some of these general and administrative costs. These costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2007, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted.
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
     Accounts Receivable, Affiliated Companies
     Affiliated revenues in the condensed consolidated statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco. Sales of crude oil are priced using market based rates. Pipeline revenues are generally determined using posted tariffs. In 2002, the Partnership entered into the pipelines and terminals storage and throughput agreement and various other agreements with Sunoco under which the Partnership is charging Sunoco fees for services provided under these agreements that, in management’s opinion, are comparable to those charged in arm’s-length, third-party transactions. During the first quarter of 2007, the agreement to throughput at the Partnership’s refined product terminals and to receive and deliver refined product into the Partnership’s Marcus Hook Tank Farm expired. During the second quarter of 2007, the Partnership executed new agreements with Sunoco for five years to provide these services.
     Under various other agreements, Sunoco is, among other things, purchasing from the Partnership, at market-based rates, particular grades of crude oil that the Partnership’s crude oil acquisition and marketing business purchases for delivery to certain pipelines. These agreements automatically renew on a monthly basis unless terminated by either party on 30 days’ written notice. Sunoco also leases the Partnership’s 58 miles of interrefinery pipelines between Sunoco’s Philadelphia and Marcus Hook refineries for a term of 20 years.
     Capital Contributions
     The Partnership has agreements with Sunoco which requires Sunoco to, among other things, reimburse the Partnership for certain expenditures. These agreements include:
•	the Interrefinery Lease Agreement, which requires Sunoco to reimburse the Partnership for any non-routine maintenance expenditures incurred, as defined through February 2022; and

•	the Eagle Point purchase agreement, which requires Sunoco to reimburse the Partnership for certain capital improvement projects incurred regarding the assets acquired, as defined, up to $5.0 million through March 2014. The Partnership has received $2.5 million to date under this agreement.
     During the first quarter 2007, the Partnership was reimbursed $0.7 million associated with these agreements. There were no amounts reimbursed during the first quarter 2006. The reimbursement of these amounts was recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at March 31, 2007.
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
     In February 2007 and 2006, the Partnership issued 0.1 million common units in each period to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of common units, the general partner contributed $0.1 million in each period to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded these amounts as capital contributions to Partners’ Capital within its condensed consolidated balance sheets.
     Asset Acquisition
     On August 18, 2006, the Partnership purchased from Sunoco a 100 percent interest in Sun Pipe Line Company of Delaware LLC, the owner of a 55.3 percent equity interest (50 percent voting rights) in Mid-Valley Pipeline Company (“Mid-Valley”) for approximately $65 million, subject to certain adjustments five years following the date of closing, based on throughput of Sunoco (see Note 2). Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of approximately $12.5 million, and the $52.5 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution.

     Conversion of Subordinated Units
     A total of 11,383,639 subordinated limited partner units, equal to all of the originally issued subordinated units held by the general partner, have been converted into common units on a one-for-one basis, 2,845,910 each on February 15, 2005 and February 15, 2006 and 5,691,819 on February 15, 2007 (see Note 10).
4. Net Income Per Unit Data
     Basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.
     The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 10). The general partner was allocated net income of $2.1 million (representing 9.3 percent of total net income for the period) and $1.3 million (representing 7.3 percent of total net income for the period) for the three months ended March 31, 2007 and 2006, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.
     The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Weighted average number of limited partner units outstanding – basic	28,564,996	25,819,210
Add effect of dilutive unit incentive awards	137,732	125,542

Weighted average number of limited partner units – diluted	28,702,728	25,944,752
5. Investment in Affiliates
     The Partnership’s ownership percentages in corporate joint ventures as of March 31, 2007 and December 31, 2006 are as follows:

Partnership
Ownership
Percentage
Mid-Valley Pipeline Company (1)	55.3%
West Texas Gulf Pipe Line Company	43.8%
Wolverine Pipe Line Company	31.5%
Yellowstone Pipe Line Company	14.0%
West Shore Pipe Line Company	12.3%
Explorer Pipeline Company	9.4%

(1)	The Partnership’s interest in the Mid-Valley Pipeline Company includes 50 percent voting rights.
     The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three months ended March 31, 2007 and 2006 (in thousands of dollars):

	Three Months Ended
	March 31,
	2007	2006
Income Statement Data:
Total revenues	$109,689	$83,356
Net income	$29,972	$20,738
     The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of March 31, 2007 and December 31, 2006 (in thousands of dollars):

	March 31,	December 31,
	2007	2006
Balance Sheet Data:
Current assets	$119,944	$104,276
Non-current assets	$488,768	$489,514
Current liabilities	$123,169	$111,476
Non-current liabilities	$397,511	$399,826
Net equity	$88,032	$83,028
     The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at March 31, 2007 include an excess investment amount of approximately $54.8 million, net of accumulated amortization of $2.8 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.
6. Long-Term Debt
     The components of long-term debt are as follows (in thousands of dollars):

	March 31,	December 31,
	2007	2006
Credit Facility	$116,000	$68,000
Senior Notes – 7.25%, due February 15, 2012	250,000	250,000
Senior Notes – 6.125%, due May 15, 2016	175,000	175,000
Less unamortized bond discount	(1,041)	(1,090)

	$539,959	$491,910

     Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, has a $300 million Credit Facility available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowing under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility matures in November 2010 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). There were $116.0 million of outstanding borrowings under the Credit Facility at March 31, 2007. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants (each as defined in the credit agreement) requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period; and an interest coverage ratio of at least 3.0 to 1. The Operating Partnership is in compliance with these covenants as of March 31, 2007. The Partnership’s ratio of total debt to EBITDA was 3.2 to 1 and the interest coverage ratio was 4.8 to 1 at March 31, 2007.
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
     During May 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016 at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of March 31, 2007. The net proceeds from the Senior Notes, together with the $110.3 million in net proceeds from the concurrent offering of 2.68 million limited partner common units, were used to repay all of the $216.1 million in outstanding borrowings under the Partnership’s Credit Facility. The balance of the proceeds from the offerings are being used to fund the Partnership’s organic growth program and for general Partnership purposes, including to finance pending and future acquisitions.
     On August 21, 2006, the Partnership purchased from Sunoco a 100 percent interest in Sun Pipe Line Company of Delaware LLC, the owner of a 55.3 percent equity interest in Mid-Valley Pipeline Company (“Mid-Valley”) for $65 million, subject to certain adjustments five years following the date of closing (see Note 2). The purchase price of the acquisition was funded with $46.0 million in borrowings under the Partnership’s Credit Facility and with cash on hand.
     The Partnership and the operating partnerships of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional. See Note 13 for supplemental condensed consolidating financial information.
7. Commitments and Contingent Liabilities
     The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets was $0.5 million as of March 31, 2007 and December 31, 2006. There are no liabilities attributable to unasserted claims, nor have any recoveries from insurance been assumed.
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
     Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the consolidated financial position of the Partnership at March 31, 2007. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO which are not indemnified by

Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the consolidated financial position of the Partnership at March 31, 2007.
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
     As of March 31, 2007, there were approximately 0.2 million unvested restricted units outstanding with a weighted average grant-date fair value of $45.05 per unit, and a contractual life of three years. As of March 31, 2007, total compensation cost related to non-vested awards not yet recognized was $2.3.million, and the weighted-average period over which this cost is expected to be recognized in expense is 2.1 years. The number of restricted stock units outstanding and the total compensation cost related to non-vested awards not yet recognized reflect the Partnership’s estimates of performance factors pertaining to performance-based restricted unit awards.
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
     SFAS No. 123R also requires the use of a non-substantive vesting period approach for new share-based payment awards that vest when an employee becomes retirement eligible, as is the case under the Partnership’s LTIP (i.e., the vesting period cannot exceed the date an employee becomes retirement eligible). The effect will be to accelerate expense recognition compared to the vesting period approach that the Partnership previously followed under SFAS No. 123. As a result of adopting Statement 123(R) on January 1, 2006, the Partnership’s net income is $1.4 million lower for the three months ended March 31, 2007, than if it had continued to account for share-based compensation under SFAS No. 123. Basic and diluted earnings per unit are $0.02 and $0.03, respectively, lower for the three months ended March 31, 2007 than if the Partnership had continued to account for share-based compensation under SFAS No. 123. The future impact of the non-substantive vesting period will be dependent upon the value of future stock-based awards granted to employees who are eligible to retire prior to the normal vesting periods of the awards.
     The Partnership recognized share-based compensation expense related to the LTIP of approximately $2.3 million in the first quarter of 2007 and $0.9 million for the first quarter 2006. During the first quarter of 2007, the Partnership issued 50,410 new common units (after netting for taxes of approximately $1.5 million) and made DER-related payments of approximately $0.6 million in connection with the vesting.
9. Equity Offerings
     In May 2006, the Partnership sold 2.4 million common units in a public offering at a price of $43.00 per unit. In June 2006, the Partnership sold an additional 280,000 common units to cover over-allotments in connection with the May 2006 sale. The purchase price for the over allotment was equal to the offering price in the May 2006 sale. The total sale of units resulted in gross proceeds of $115.2 million, and net proceeds of $110.3 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the offering, together with the $173.3 million in net proceeds from the concurrent offering of Senior Notes (see Note 6), were used to repay $216.1 million of the debt incurred under the revolving credit facility, to fund the Partnership’s 2006 organic growth program, and for general partnership purposes. Also as a result of the issuance of these units, the general partner contributed $2.4 million to the Partnership to maintain its 2.0 percent general partner interest. At March 31, 2007, Sunoco’s ownership in the Partnership, including its 2.0 percent general partner interest, was 43.4 percent.
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
     Distributions paid by the Partnership for the period from January 1, 2006 through March 31, 2007 were as follows:

	Cash		Total Cash
	Distribution	Total Cash	Distribution to
Date Cash	per Limited	Distribution to	the General
Distribution Paid	Partner Unit	Limited Partners	Partner
		($ in millions)	($ in millions)
February 14, 2006	$0.7125	$18.4	$2.0
May 15, 2006	$0.7500	$21.4	$3.3
August 14, 2006	$0.7750	$22.1	$4.0
November 14, 2006	$0.7875	$22.4	$4.4
February 14, 2007	$0.8125	$23.2	$5.1
     On April 23, 2007, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $0.825 per common partnership unit ($3.30 annualized), representing the distribution for the first quarter 2007. The $29.0 million distribution, including $5.4 million to the general partner, will be paid on May 15, 2007 to unitholders of record at the close of business on May 8, 2007.

11. Exit Costs Associated with Western Pipeline Headquarters Relocation
     On June 10, 2005, the Partnership announced its intention to relocate its Western area headquarters operations from Tulsa, Oklahoma to the Houston, Texas area. The Partnership offered to relocate all affected employees. The Partnership substantially completed the relocation during the first quarter 2006.
     The total non-recurring expenses incurred in connection with the relocation plan amounted to $5.0 million, including $2.9 million recognized during the first quarter 2006. These costs consist primarily of employee relocation costs, one-time termination benefits and new hire expenses. These costs are included in selling, general and administrative expenses in the condensed statement of income, and are included in the operating results for the Western Pipeline System segment. In addition, the total capital expenditures associated with the move amounted to $5.5 million, including $2.8 million in the first quarter 2006. These capital expenditures include furniture and equipment, communication infrastructure and a pipeline control center. The Partnership has not incurred any material costs related to the move since the first quarter of 2006, and does not expect the remaining costs related to the relocation to be material.

12. Business Segment Information
     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended March 31, 2007 and 2006, respectively (in thousands of dollars):

	Three Months Ended
	March 31,
	2007	2006
Segment Operating Income

Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$18,844	$18,438
Unaffiliated customers	8,130	6,838
Other income	2,536	1,972

Total Revenues	29,510	27,248

Operating expenses	11,956	10,649
Depreciation and amortization	2,307	2,650
Selling, general and administrative expenses	5,559	4,068

Total Costs and Expenses	19,822	17,367

Operating Income	$9,688	$9,881

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$21,444	$19,156
Unaffiliated customers	11,444	9,957
Other income	(8)	7

Total Revenues	32,880	29,120

Operating expenses	12,481	12,557
Depreciation and amortization	3,675	3,700
Selling, general and administrative expenses	4,469	3,473

Total Costs and Expenses	20,625	19,730

Operating Income	$12,255	$9,390

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$411,781	$440,727
Unaffiliated customers	1,077,927	765,855
Other income	2,511	412

Total Revenues	1,492,219	1,206,994

Cost of products sold and operating expenses	1,474,821	1,191,580
Depreciation and amortization	2,922	2,596
Selling, general and administrative expenses	5,491	7,462

Total Costs and Expenses	1,483,234	1,201,638

Operating Income	$8,985	$5,356

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$9,688	$9,881
Terminal Facilities	12,255	9,390
Western Pipeline System	8,985	5,356

Total segment operating income	30,928	24,627
Net interest expense	8,621	6,203

Net Income	$22,307	$18,424

     The following table provides the identifiable assets for each segment as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Eastern Pipeline System	$366,475	$367,718
Terminal Facilities	344,466	341,878
Western Pipeline System	1,393,807	1,346,232
Corporate and other	10,464	26,249

Total identifiable assets	$2,115,212	$2,082,077

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

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2007
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$452,069	$—	$—	$452,069
Unaffiliated customers	—	—	1,097,501	—	—	1,097,501
Equity in earnings of subsidiaries	22,304	30,100	—	3	(52,407)	—
Other income	—	—	5,039	—	—	5,039

Total Revenues	22,304	30,100	1,554,609	3	(52,407)	1,554,609

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,499,258	—	—	1,499,258
Depreciation and amortization	—	—	8,904	—	—	8,904
Selling, general and administrative expenses	—	—	15,519	—	—	15,519

Total Costs and Expenses	—	—	1,523,681	—	—	1,523,681

Operating Income	22,304	30,100	30,928	3	(52,407)	30,928
Net interest cost paid to / (received from) affiliates	—	(290)	825	—	—	535
Other interest cost and debt expenses, net	—	8,639	—	—	—	8,639
Capitalized interest	—	(553)	—	—	—	(553)

Net Income	$22,304	$22,304	$30,103	$3	$(52,407)	$22,307

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$478,321	$—	$—	$478,321
Unaffiliated customers	—	—	782,650	—	—	782,650
Equity in earnings of subsidiaries	18,421	25,114	—	3	(43,538)	—
Other income	—	—	2,391	—	—	2,391

Total Revenues	18,421	25,114	1,263,362	3	(43,538)	1,263,362

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,214,786	—	—	1,214,786
Depreciation and amortization	—	—	8,946	—	—	8,946
Selling, general and administrative expenses	—	—	15,003	—	—	15,003

Total Costs and Expenses	—	—	1,238,735	—	—	1,238,735

Operating Income	18,421	25,114	24,627	3	(43,538)	24,627
Net interest cost paid to / (received from) affiliates	—	799	(490)	—	—	309
Other interest cost and debt expenses, net	—	6,450	—	—	—	6,450
Capitalized interest	—	(556)	—	—	—	(556)

Net Income (Loss)	$18,421	$18,421	$25,117	$3	$(43,538)	$18,424

Condensed Consolidating Balance Sheet
March 31, 2007
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$—	$—	$—	$—	$—
Accounts receivable, affiliated companies	—	—	153,281	—	—	153,281
Accounts receivable, net	—	—	756,029	—	—	756,029
Inventories Crude oil	—	—	81,424	—	—	81,424
Materials, supplies and other	—	—	731	—	—	731

Total Current Assets	—	—	991,465	—	—	991,465

Properties, plants and equipment, net	—	—	1,015,651	—	—	1,015,651
Investment in affiliates	582,587	1,127,694	81,299	112	(1,710,393)	81,299
Deferred charges and other assets	—	3,142	23,655	—	—	26,797

Total Assets	$582,587	$1,130,836	$2,112,070	$112	$(1,710,393)	$2,115,212

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$13	$923,016	$—	$—	$923,029
Accrued liabilities	1,029	4,311	17,092	—	—	22,432
Accrued taxes other than income	—	—	16,692	(29)	—	16,663
Advances from affiliates	6,921	(48,000)	48,755	—	—	7,676

Total Current Liabilities	7,950	(43,676)	1,005,555	(29)	—	969,800

Long-term debt	—	539,959	—	—	—	539,959
Other deferred credits and liabilities	—	—	26,789	—	—	26,789

Total Liabilities	7,950	496,283	1,032,344	(29)	—	1,536,548

Total Partners’ Capital	574,637	634,553	1,079,726	141	(1,710,393)	578,664

Total Liabilities and Partners’ Capital	$582,587	$1,130,836	$2,112,070	$112	$(1,710,393)	$2,115,212

Condensed Consolidating Balance Sheet
December 31, 2006

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$9,412	$—	$—	$—	$9,412
Advances to affiliates	3,549	48,000	(44,118)	—	—	7,431
Accounts receivable, affiliated companies	—	—	98,952	—	—	98,952
Accounts receivable, net	—	—	776,505	—	—	776,505
Inventories
Crude oil	—	—	69,552	—	—	69,552
Materials, supplies and other	—	—	732	—	—	732

Total Current Assets	3,549	57412	901,623	—	—	962,584

Properties, plants and equipment, net	—	—	1,006,668	—	—	1,006,668
Investment in affiliates	576,601	1,063,942	81,934	99	(1,640,642)	81,934
Deferred charges and other assets	—	3,331	27,560	—	—	30,891

Total Assets	$580,150	$1,124,685	$2,017,785	$99	$(1,640,642)	$2,082,077

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$922,495	$—	$—	$922,495
Accrued liabilities	1,109	6,970	26,764	—	—	34,843
Accrued taxes other than income	—	—	22,898	(29)	—	22,869

Total Current Liabilities	1,109	6,970	972,157	(29)	—	980,207

Long-term debt	—	491,910	—	—	—	491,910
Other deferred credits and liabilities	—	—	27,049	—	—	27,049

Total Liabilities	1,109	498,880	999,206	(29)	—	1,499,166

Total Partners’ Capital	579,041	625,805	1,018,579	128	(1,640,642)	582,911

Total Liabilities and Partners’ Capital	$580,150	$1,124,685	$2,017,785	$99	$(1,640,642)	$2,082,077

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Net Cash Flows from Operating Activities	$22,224	$19,847	$(15,284)	$3	$(52,407)	$(25,617)

Cash Flows from Investing Activities:
Capital expenditures	—	—	(17,881)	—	—	(17,881)
Intercompany	(4,499)	(77,259)	29,354	(3)	52,407	—

	(4,499)	(77,259)	11,473	(3)	52,407	(17,881)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(28,253)	—	—	—	—	(28,253)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,479)	—	—	(1,479)
Contribution from General Partner for Limited Partner unit transactions	58	—	—	—	—	58
Repayments from (advances to) affiliates, net	10,470	—	4,637	—	—	15,107
Borrowings under credit facility	—	48,000	—	—	—	48,000
Contributions from (distributions to) affiliate	—	—	653	—	—	653

	(17,725)	48,000	3,811	—	—	34,086

Net change in cash and cash equivalents	—	(9,412)	—	—	—	(9,412)
Cash and cash equivalents at beginning of year	—	9,412	—	—	—	9,412

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—	$—

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Net Cash Flows from Operating Activities	$18,359	$14,869	$49,085	$3	$(43,538)	$38,778

Cash Flows from Investing Activities:
Capital expenditures	—	—	(18,228)	—	—	(18,228)
Acquisitions	—	—	(109,448)	—	—	(109,448)
Intercompany	14,422	(141,063)	83,106	(3)	43,538	—

	14,422	(141,063)	(44,570)	(3)	43,538	(127,676)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(20,360)	—	—	—	—	(20,360)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,443)	—	—	(1,443)
Contributions from General Partner for Limited Partner unit transactions	74	—	—	—	—	74
Repayments from (advances to) affiliates, net	(12,495)	—	(3,072)	—	—	(15,567)
Borrowings under credit facility	—	109,500				109,500

	(32,781)	109,500	(4,515)	—	—	72,204

Net change in cash and cash equivalents	—	(16,694)	—	—	—	(16,694)
Cash and cash equivalents at beginning of year	—	21,645	—	—	—	21,645

Cash and cash equivalents at end of period	$—	$4,951	$—	$—	$—	$4,951

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Three Months Ended March 31, 2007 and 2006
Sunoco Logistics Partners L.P.
Operating Highlights
Three Months Ended March 31, 2007 and 2006

	Three Months Ended
	March 31
	2007	2006
Eastern Pipeline System: (1)
Total shipments (barrel miles per day)(2)	63,491,427	60,988,946
Revenue per barrel mile (cents)	0.472	0.460
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	415,567	383,233
Nederland terminal	556,622	489,667
Refinery terminals(3)	613,511	693,677
Western Pipeline System:(1)(4)
Crude oil pipeline throughput (bpd)	533,906	485,007
Crude oil purchases at wellhead (bpd)	185,151	181,413
Gross margin per barrel of pipeline throughput (cents)(5)	24.9	28.4

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(4)	Includes results from the Partnership’s purchases of an undivided joint interest in the Mesa Pipe Line system, the Corsicana to Wichita Falls, Texas pipeline system, the Millennium and Kilgore pipeline system and the Amdel pipeline system from the acquisition dates.

(5)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.
Analysis of Consolidated Net Income
     Net income was $22.3 million for the first quarter 2007 as compared with $18.4 million for the first quarter 2006, an increase of $3.9 million. This increase was due mainly to an increase in revenues at the Partnership’s Nederland Terminal, operating results from the acquisitions completed in 2006 in the Western Pipeline System, increased revenues at the Partnership’s refined product terminals associated with ethanol blending and product additives and increased other income associated with the August 2006 acquisition of a 55.3 percent equity interest in the Mid-Valley Pipeline Company. These increases were partially offset by lower lease acquisition margins, higher interest expense related to financing the acquisitions completed in 2006 and the Partnership’s organic growth capital program and increased selling, general and administrative expenses related to the acceleration of compensation expense associated with the Partnership’s long term incentive plan in accordance with applicable accounting standards.
     Net interest expense increased $2.4 million to $8.6 million for the first quarter 2007 from $6.2 million for the prior year’s quarter due to increased borrowings related to financing the acquisitions completed in 2006, and funding the Partnership’s organic growth capital program and contango inventory positions.

Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System decreased $0.2 million to $9.7 million for the first quarter 2007 from $9.9 million for the first quarter 2006. This decrease was primarily the result of a $2.5 million increase in total expenses partially offset by a $2.3 million increase in total revenues. Sales and other operating revenue increased from $25.3 million for the prior year’s quarter to $27.0 million for the first quarter 2007 mainly due to an increase in total shipments. The increase in shipments was due to higher throughput on the Marysville, Michigan to Toledo, Ohio crude oil pipeline resulting from the completion of a project to expand the capacity of the pipeline, which was completed during the fourth quarter 2006. Additionally, refined product shipments increased compared to the prior year’s quarter despite decreased volumes on certain pipeline segments which support a refinery which completed a maintenance turnaround during the quarter. Other income increased $0.6 million compared to the prior year’s quarter due primarily to an increase in equity income associated with the Partnership’s joint venture interests. Operating expenses increased to $12.0 million in the first quarter 2007 from $10.6 million in the first quarter 2006 due mainly to increased utility costs along with increased employee and maintenance costs. Selling, general and administrative expenses increased from $4.1 million during the first quarter 2006 to $5.6 million in the first quarter 2007 due mainly to decreased capitalization of certain engineering employee costs associated with the Partnership’s organic growth capital program along with the acceleration of compensation expense noted above. Depreciation and amortization expense decreased $0.4 million in the first quarter 2007 to $2.3 million as certain assets reached the end of their depreciation life during the third quarter 2006.
Terminal Facilities
     The Terminal Facilities business segment had operating income of $12.3 million for the first quarter 2007, as compared to $9.4 million for the prior year’s first quarter. Total revenues increased $3.8 million from the prior year’s first quarter to $32.9 million for the first quarter 2007 due primarily to increased revenues at the Partnership’s Nederland Terminal, increased revenues associated with the addition of ethanol blending at the Partnership’s refined product terminals starting in May 2006, additional product additive revenues, and increased volumes at the refined product terminals. These increases were partially offset by a decrease in the Partnership’s refinery terminals volumes compared to the prior year period which resulted from a maintenance turnaround at a refinery supported by the terminals. Selling, general and administrative expenses increased $1.0 million from the prior year’s first quarter to $4.5 million for the first quarter 2007 due principally to the acceleration of compensation expenses noted above.
Western Pipeline System
     Operating income for the Western Pipeline System increased $3.6 million to $9.0 million for the first quarter 2007 from $5.4 million for the first quarter 2006. The increase was primarily the result of higher crude oil pipeline volumes associated with the March 2006 acquisitions of the Millennium and Kilgore crude oil pipelines and the Amdel pipelines along with an increase in other income of $2.1 million related primarily to the acquisition of a 55.3 percent equity interest in the Mid-Valley Pipeline Company in August 2006. The increases were partially offset by lower lease acquisition margins. Total revenues and cost of products sold and operating expenses increased compared with the prior year’s quarter due principally to an increase in lease acquisition volumes associated with contango inventory positions and increased bulk purchase and sale activity partially offset by a decrease in crude prices. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, decreased to $58.23 per barrel for the first quarter 2007 from $63.53 per barrel for the first quarter 2006. Operating expenses were higher also as a result of increased costs associated with operating the 2006 acquired assets. Selling, general and administrative expenses decreased $2.0 million for the first quarter 2007 when compared to the prior year’s quarter due primarily to the absence of costs associated with the Western Area office relocation which was completed during the first quarter 2006, partially offset by the acceleration of compensation expenses noted above.
Liquidity and Capital Resources
Liquidity
     Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At March 31, 2007, the Partnership had net working capital of $21.7 million and available borrowing capacity under the Credit Facility of $184.0 million. The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $131.8 million at March 31, 2007.

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
     During the first quarter 2007, $48.0 million was drawn against the Credit Facility to fund the Partnership’s organic growth capital program and contango inventory positions. As of March 31, 2007, there was $184.0 million available under the Credit Facility to fund the Partnership’s organic growth capital program, and for general Partnership purposes, including to finance pending and future acquisitions.
     Senior Notes
     During May 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016 at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of March 31, 2007. The net proceeds from the Senior Notes, together with the $110.4 million in net proceeds from the concurrent offering of 2.68 million limited partner common units, were used to repay the $216.1 million in outstanding borrowings under the Partnership’s Credit Facility The balance of the proceeds from the offerings were used to fund the Partnership’s organic growth capital program and for general Partnership purposes.
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
     Shelf Registration Statement
     On April 7, 2006, the Partnership, the Operating Partnership, and the Operating Partnership’s wholly-owned subsidiaries, as co-registrants, filed a shelf registration statement with the Securities and Exchange Commission. This shelf registration permits the periodic offering and sale of up to $500 million of equity securities by the Partnership or debt securities of the Operating Partnership (guaranteed by the Partnership). At March 31, 2007, $209.8 million remains available for issuance under the shelf registration statement. The shelf registration also covers the resale of up to five million common units by the Partnership’s general partner. The amount, type and timing of any offerings will depend upon, among other things, the funding requirements of the Partnership, prevailing market conditions, and compliance with covenants in applicable debt obligations of the Operating Partnership (including the Credit Facility).
Cash Flows and Capital Expenditures
     Net cash used in operating activities for the three months ended March 31, 2007 was $25.6 million compared with $38.8 million net cash provided by operating activities for the first three months of 2006. Net cash used in operating activities for the first three months of 2007 was primarily the result of a $64.0 million increase in working capital offset by net income of $22.3 million and depreciation and amortization of $8.9 million. The working capital increase is primarily attributable to revenue growth along with increased inventory volumes associated with contango inventory positions.

Net cash provided by operating activities for the first three months of 2006 was principally generated by net income of $18.4 million, depreciation and amortization of $8.9 million, and a $14.0 million decrease in working capital.
     Net cash used in investing activities for the three months of 2007 was $17.9 million compared with $127.7 million for the first three months of 2006. The decrease between periods is due primarily to the acquisitions of the Millennium and Kilgore crude oil pipelines and the Amdel crude oil pipeline in March 2006.
     Net cash provided by financing activities for the first three months of 2007 was $34.1 million compared with $72.2 million for the first three months of 2006. Net cash provided by financing activities for the first three months of 2007 was the result of $48.0 million in increased borrowings under the Partnership’s Credit Facility to fund the Partnership’s organic growth capital program and contango inventory positions, and $15.1 million in advances from affiliate. This increase was partially offset by $28.3 million in distributions paid to limited partners and the general partner and $1.5 million payment of statutory withholdings on the net issuance of limited partner units under the restricted unit incentive plan. Net cash provided by financing activities for the first three months of 2006 was the result of $109.5 million of borrowings drawn against the Partnerships’ Credit Facility to fund the acquisitions of the Millennium and Kilgore pipeline system and the Amdel and White Oil pipeline system on March 1, 2006. This increase was partially offset by $20.4 million in distributions paid to limited partners and the general partner, and a $15.6 million increase in advances to affiliates.
     Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances from affiliates in the Partnership’s condensed consolidated balance sheets at March 31, 2007 represent amounts due to Sunoco under this agreement. Advances to affiliates at December 31, 2006 represent amounts due from Sunoco under this agreement.
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
     The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Three Months Ended
	March 31,
	2007	2006
Maintenance	$2,636	$6,439
Expansion	15,245	116,913

	$17,881	$123,352

     Maintenance capital expenditures decreased $3.8 million to $2.6 million in the three months ended March 31, 2007 from the first three months of 2006 due mainly to the absence of capital expenditures associated with the Western area office relocation completed during the first quarter 2006. Management anticipates maintenance capital expenditures to be approximately $25.0 million for the year ended December 31, 2007, excluding reimbursements from Sunoco in accordance with the terms of certain agreements. Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.
     Expansion capital expenditures decreased in the three months ended March 31, 2007 when compared to the first three months of 2006 due primarily to the March 2006 acquisitions of the Millennium and Kilgore pipelines and the Amdel pipeline for $108.9 million. Excluding these acquisitions, expansion capital expenditures for the three months ended March 31, 2007 increased by $7.2 million due to the continued construction at Nederland of six new crude oil storage tanks with a total capacity of approximately 3.6 million shell barrels and pipeline connections within the Western Pipeline System. In addition, the Partnership began the previously announced project to construct three additional crude oil storage tanks, with a combined capacity of 2.0 millions shell barrels, and a 12-mile 30” crude oil pipeline from the Nederland Terminal to Motiva’s Port Arthur, Texas refinery.
     The Partnership expects to fund capital expenditures, including pending and future acquisitions, from both cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the Credit Facility, other borrowings and the issuance of additional common units.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Partnership is exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage such exposures, inventory levels and expectations of future commodity prices and interest rates are monitored when making decisions with respect to risk management. The Partnership has not entered into any derivative transactions.
     The $300 million Credit Facility generally exposes the Partnership to interest rate risk since it bears interest at a variable rate of 5.67 percent at March 31, 2007. A one percent change in interest rates changes annual interest expense by approximately $1.2 million based on outstanding borrowings under the Credit Facility of $116.0 million at March 31, 2007.
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
     The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:
•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil, refined petroleum products and natural gas liquids that impact demand for the Partnership’s pipeline, terminalling and storage services;

•	Changes in the demand for crude oil we both buy and sell;

•	The loss of Sunoco as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which the Partnership has an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations concerning required composition of refined petroleum products, that result in changes in throughput volumes, pipeline tariffs and/or terminalling and storage fees;

•	Improvements in energy efficiency and technology resulting in reduced demand for petroleum products;

•	The Partnership’s ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

•	Global and domestic economic repercussions, including disruptions in the crude oil and petroleum products markets, from terrorist activities, international hostilities and other events, and the government’s response thereto;

•	Changes in the level of operating expenses and hazards related to operating facilities (including equipment malfunction, explosions, fires, spills and the effects of severe weather conditions);

•	The occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	The age of, and changes in the reliability and efficiency of the Partnership’s operating facilities;

•	Changes in the expected level of capital, operating, or remediation spending related to environmental matters;

•	Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	Risks related to labor relations and workplace safety;

•	Non-performance by or disputes with major customers, suppliers or other business partners;

•	Changes in the Partnership’s tariff rates implemented by federal and/or state government regulators;

•	The amount of the Partnership’s indebtedness, which could make the Partnership vulnerable to adverse general economic and industry conditions, limit the Partnership’s ability to borrow additional funds, place it at competitive disadvantages compared to competitors that have less debt, or have other adverse consequences;

•	Restrictive covenants in the Partnership’s or Sunoco, Inc.’s credit agreements;

•	Changes in the Partnership’s or Sunoco, Inc.’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	Claims of the Partnership’s non-compliance with regulatory and statutory requirements; and

•	The costs and effects of legal and administrative claims and proceedings against the Partnership or any entity in which it has an ownership interest, and changes in the status of, or the initiation of new litigation, claims or proceedings, to which the Partnership, or any entity in which it has an ownership interest, is a party.
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

     (c) Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer of Sunoco Partners LLC as appropriate, to allow timely decisions regarding required disclosure.
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
     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at March 31, 2007.
Item 1A. Risk Factors
     There have been no material changes from the risk factors described previously in Part I, Item 1A of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007.
Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits

Exhibits

10.1:	Sunoco Partners LLC Special Executive Severance Plan, amended and restated as of April 20, 2007

10.2:	Sunoco Partners LLC Executive Compensation Summary Sheet for 2007

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer and Principal Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32:	Chief Executive Officer and Principal Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

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
Date: May 2, 2007