Form 10-Q
period 2007-06-30
SUNOCO LOGISTICS PARTNERS LP
filed 2007-07-31
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
At July 31, 2007, the number of the registrant’s Common Units outstanding was 28,586,280.

SUNOCO LOGISTICS PARTNERS L.P.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Three Months Ended
	June 30,
	2007	2006

Revenues

Sales and other operating revenue:
Affiliates (Note 3)	$391,370	$518,439
Unaffiliated customers	1,238,910	973,057
Other income	7,698	3,872

Total Revenues	1,637,978	1,495,368

Costs and Expenses
Cost of products sold and operating expenses	1,580,330	1,439,674
Depreciation and amortization	9,407	9,211
Selling, general and administrative expenses	13,487	13,522

Total Costs and Expenses	1,603,224	1,462,407

Operating Income	34,754	32,961
Net interest cost paid to affiliates (Note 3)	1,059	414
Other interest cost and debt expense, net	9,386	7,416
Capitalized interest	(945)	(1,189)

Net Income	$25,254	$26,320

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$25,254	$26,320
Less: General Partner’s interest in Net Income	(3,552)	(4,101)

Limited Partners’ interest in Net Income	$21,702	$22,219

Net Income per Limited Partner unit:
Basic	$0.76	$0.81

Diluted	$0.76	$0.81

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	28,586,280	27,466,092

Diluted	28,723,884	27,589,644

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Six Months Ended
	June 30,
	2007	2006

Revenues

Sales and other operating revenue:
Affiliates (Note 3)	$843,439	$996,760
Unaffiliated customers	2,336,411	1,755,707
Other income	12,737	6,263

Total Revenues	3,192,587	2,758,730

Costs and Expenses
Cost of products sold and operating expenses	3,079,588	2,654,460
Depreciation and amortization	18,311	18,157
Selling, general and administrative expenses	29,006	28,525

Total Costs and Expenses	3,126,905	2,701,142

Operating Income	65,682	57,588
Net interest cost paid to affiliates (Note 3)	1,594	723
Other interest cost and debt expense, net	18,025	13,866
Capitalized interest	(1,498)	(1,745)

Net Income	$47,561	$44,744

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$47,561	$44,744
Less: General Partner’s interest in Net Income	(5,631)	(5,445)

Limited Partners’ interest in Net Income	$41,930	$39,299

Net Income per Limited Partner unit:
Basic	$1.47	$1.48

Diluted	$1.46	$1.48

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	28,575,697	26,499,007

Diluted	28,713,365	26,623,554

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$9,035	$9,412
Advances to affiliates (Note 3)	11,305	7,431
Accounts receivable, affiliated companies (Note 3)	75,926	98,952
Accounts receivable, net	922,304	776,505
Inventories:
Crude oil	90,911	69,552
Materials, supplies and other	724	732

Total Current Assets	1,110,205	962,584

Properties, plants and equipment	1,569,959	1,506,350
Less accumulated depreciation and amortization	(517,652)	(499,682)

Properties, plants and equipment, net	1,052,307	1,006,668

Investment in affiliates (Note 5)	82,829	81,934
Deferred charges and other assets	25,800	30,891

Total Assets	$2,271,141	$2,082,077

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$1,044,552	$922,495
Accrued liabilities	37,427	34,843
Accrued taxes other than income	19,953	22,869
Advances from affiliates (Note 3)	—	—

Total Current Liabilities	1,101,932	980,207
Long-term debt (Note 6)	563,907	491,910
Other deferred credits and liabilities	29,456	27,049
Commitments and contingent liabilities (Note 7)

Total Liabilities	1,695,295	1,499,166

Partners’ Capital:
Limited partners’ interest	573,737	576,004
General partner’s interest	2,109	6,907

Total Partners’ Capital	575,846	582,911

Total Liabilities and Partners’ Capital	$2,271,141	$2,082,077

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$47,561	$44,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,311	18,157
Restricted unit incentive plan expense	3,389	2,572
Changes in working capital pertaining to operating activities net of the effect of acquisitions:
Accounts receivable, affiliated companies	23,026	(28,808)
Accounts receivable, net	(145,799)	(223,617)
Inventories	(21,351)	506
Accounts payable and accrued liabilities	124,153	233,554
Accrued taxes other than income	(2,916)	2,867
Other	6,978	(3,762)

Net cash provided by operating activities	53,352	46,213

Cash Flows from Investing Activities:
Capital expenditures	(50,642)	(53,759)
Acquisitions	(13,173)	(108,900)

Net cash used in investing activities	(63,815)	(162,659)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(57,271)	(45,047)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(1,479)	(1,443)
Net proceeds from issuance of Limited Partner units	—	110,357
Contributions from General Partner for Limited Partner unit transactions	58	2,426
Net proceeds from issuance of Senior Notes	—	173,307
Advances to affiliates, net	(3,874)	(13,504)
Borrowings under credit facility	91,900	109,500
Repayments under credit facility	(20,000)	(216,100)
Contributions from affiliate	752	747

Net cash provided by financing activities	10,086	120,243

Net change in cash and cash equivalents	(377)	3,797
Cash and cash equivalents at beginning of year	9,412	21,645

Cash and cash equivalents at end of period	$9,035	$25,442

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     Sunoco Logistics Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership which owns and operates a geographically diverse portfolio of complementary assets, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets located in the Northeast, Midwest and South Central United States. Sunoco, Inc. and its wholly—owned subsidiaries including Sunoco, Inc. (R&M) are collectively referred to as “Sunoco”.
     The consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned partnerships, including Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”). Equity ownership interests in corporate joint ventures, which are not consolidated, are accounted for under the equity method.
     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2007 are not necessarily indicative of results for the full year 2007.
2. Acquisitions
Syracuse Terminal Acquisition
     On June 4, 2007, the Partnership purchased a 50% undivided interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation for approximately $13.2 million. Total terminal storage capacity is approximately 550,000 barrels. The purchase price of the acquisition was funded with borrowings under the Partnership’s Credit Facility, and has been preliminarily allocated to property, plants and equipment based on the relative fair value of the assets acquired on the acquisition date. The results of the acquisition are included in the financial statements within the Terminal Facilities business segment from the date of acquisition.
Mid-Valley Pipeline Acquisition
     On August 18, 2006, the Partnership purchased from Sunoco a 100 percent interest in Sun Pipe Line Company of Delaware LLC, the owner of a 55.3 percent equity interest (50 percent voting rights) in Mid-Valley Pipeline Company (“Mid-Valley”) for approximately $65.0 million, subject to certain adjustments five years following the date of closing, based on the throughput of Sunoco. Mid-Valley owns a 994-mile pipeline, which originates in Longview, Texas and terminates in Samaria, Michigan, and has operating capacity of approximately 238,000 bpd and 4.2 million shell barrels of storage capacity. Mid-Valley provides crude oil to a number of refineries, primarily in the Midwest United States. The purchase price of the acquisition was funded with $46.0 million in borrowings under the Partnership’s Credit Facility and with cash on hand. Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of approximately $12.5 million and the $52.5 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution. The results of the acquisition are included in the financial statements within the Western Pipeline System business segment from the date of acquisition.
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
Amdel and White Oil Pipeline Acquisition
     On March 1, 2006, the Partnership acquired a Texas crude oil pipeline system from Alon USA Energy, Inc. for approximately $68.0 million. The system consists of (a) the Amdel Pipeline, a 503-mile, 10-inch common carrier crude oil pipeline with approximately 27,000 bpd operating capacity, originating at the Nederland Terminal, and terminating at Midland, Texas, and (b) the White Oil Pipeline, a 25-mile, 10-inch crude oil pipeline with approximately 40,000 bpd operating capacity, originating at the Amdel Pipeline and terminating at Alon’s Big Spring, Texas refinery. The pipelines were idle at the time of purchase, were re-commissioned by the Partnership during the second quarter 2006 and began making deliveries during the fourth quarter 2006. During the first quarter of 2007, the Partnership completed a project to expand the capacity on the Amdel Pipeline from approximately 27,000 to 40,000 bpd. Construction on new tankage at the Nederland Terminal to service these new volumes more efficiently is expected to be completed during 2007. The purchase price of the acquisition was funded with borrowings under the Partnership’s Credit Facility, and has been allocated to property, plant and equipment based on the relative fair value of the assets acquired on the acquisition date. The results of the acquisition are included in the financial statements within the Western Pipeline System business segment from the date of acquisition.
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
     Accounts Receivable, Affiliated Companies
     Affiliated revenues in the condensed consolidated statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco. Sales of crude oil are priced using market based rates. Pipeline revenues are generally determined using posted tariffs. In 2002, the Partnership entered into the pipelines and terminals storage and throughput agreement and various other agreements with Sunoco under which the Partnership is charging Sunoco fees for services provided under these agreements that, in management’s opinion, are comparable to those charged in arm’s-length, third-party transactions. During the first quarter of 2007, the agreement to throughput at the Partnership’s refined product terminals and to receive and deliver refined product into the Partnership’s Marcus Hook Tank Farm expired. During the second quarter of 2007, the Partnership executed new five year agreements with Sunoco to provide these services.
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
     Capital Contributions
     The Partnership has agreements with Sunoco which requires Sunoco to, among other things, reimburse the Partnership for certain expenditures. These agreements include:
•	the Interrefinery Lease Agreement, which requires Sunoco to reimburse the Partnership for any non-routine maintenance expenditures incurred, as defined through February 2022; and
•	the Eagle Point purchase agreement, which requires Sunoco to reimburse the Partnership for certain capital improvement projects incurred regarding the assets acquired, as defined, up to $5.0 million through March 2014. The Partnership has received $2.6 million to date under this agreement.
     During the six months ended June 30, 2007 and 2006, the Partnership was reimbursed $0.8 million and $0.7 million, respectively, associated with these agreements. The reimbursement of these amounts was recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at June 30, 2007.
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
     The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 10). The general partner was allocated net income of $3.6 million (representing 14.1 percent of total net income for the period) and $4.1 million (representing 15.6 percent of total net income for the period) for the three months ended June 30, 2007 and 2006, respectively, and $5.6 million (representing 11.8 percent of total net income for the period) and $5.4 million (representing 12.2 percent of total net income for the period) for the six months ended June 30, 2007 and 2006, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.
     The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average number of limited partner units outstanding — basic	28,586,280	27,466,092	28,575,697	26,499,007
Add effect of dilutive unit incentive awards	137,604	123,552	137,668	124,547

Weighted average number of limited partner units — diluted	28,723,884	27,589,644	28,713,365	26,623,554

5. Investment in Affiliates
     The Partnership’s ownership percentages in corporate joint ventures as of June 30, 2007 and December 31, 2006 are as follows:

Partnership
Ownership
Percentage
Mid-Valley Pipeline Company (1)	55.3%
West Texas Gulf Pipe Line Company	43.8%
Wolverine Pipe Line Company	31.5%
Yellowstone Pipe Line Company	14.0%
West Shore Pipe Line Company	12.3%
Explorer Pipeline Company	9.4%

(1)	The Partnership’s interest in the Mid-Valley Pipeline Company includes 50 percent voting rights.
     The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and six months ended June 30, 2007 and 2006 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income Statement Data:
Total revenues	$133,564	$96,497	$243,253	$179,583
Net income	$40,573	$24,162	$70,545	$44,900
     The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of June 30, 2007 and December 31, 2006 (in thousands of dollars):

	June 30,	December 31,
	2007	2006

Balance Sheet Data:
Current assets	$122,421	$104,276
Non-current assets	$485,357	$489,514
Current liabilities	$122,780	$111,476
Non-current liabilities	$394,119	$399,826
Net equity	$90,879	$83,028
     The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at June 30 2007 include an excess investment amount of approximately $54.6 million, net of accumulated amortization of $2.9 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.
6. Long-Term Debt
     The components of long-term debt are as follows (in thousands of dollars):

	June 30,	December 31,
	2007	2006
Credit Facility	$139,900	$68,000
Senior Notes — 7.25%, due February 15, 2012	250,000	250,000
Senior Notes — 6.125%, due May 15, 2016	175,000	175,000
Less unamortized bond discount	(993)	(1,090)

	$563,907	$491,910

     Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, has a $300 million Credit Facility available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. It may also be used to fund the quarterly distribution to a maximum of $20.0 million. Borrowing under this distribution sublimit must be reduced to zero each year for a 15-day period. The Credit Facility matures in November 2010 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin). There were $139.9 million of outstanding borrowings under the Credit Facility at June 30, 2007. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also contains covenants (each as defined in the credit agreement) requiring the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period; and an interest coverage ratio of at least 3.0 to 1. The Operating Partnership is in compliance with these covenants as of June 30, 2007. The Partnership’s ratio of total debt to EBITDA was 3.4 to 1 and the interest coverage ratio was 4.4 to 1 at June 30, 2007.
     On March 1, 2006, the Partnership completed its acquisition of two Texas crude oil pipeline systems for $108.9 million (see Note 2). The Partnership initially financed these transactions with $109.5 million of borrowings under the Credit Facility.

     During May 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016 at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of March 31, 2007. The net proceeds from the Senior Notes, together with the $110.3 million in net proceeds from the concurrent offering of 2.68 million limited partner common units (see Note 9), were used to repay all of the $216.1 million in outstanding borrowings under the Partnership’s Credit Facility. The balance of the proceeds from the offerings were used to fund the Partnership’s organic growth program and for general Partnership purposes, including to finance pending and future acquisitions.
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
     On June 4, 2007, the Partnership purchased a 50% undivided interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation for approximately $13.2 million. The purchase price of the acquisition was funded with $11.9 million in borrowings under the Partnership’s Credit Facility and with cash on hand.
     The Partnership and the operating partnerships of the Operating Partnership serve as joint and several guarantors of the Senior Notes and of any obligations under the Credit Facility. The guarantees are full and unconditional. See Note 13 for supplemental condensed consolidating financial information.
7. Commitments and Contingent Liabilities
     The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets was $1.8 million and $0.5 million as of June 30, 2007 and December 31, 2006, respectively. There are no liabilities attributable to unasserted claims, nor have any recoveries from insurance been assumed.
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

     Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the consolidated financial position of the Partnership at June 30, 2007. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO which are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the consolidated financial position of the Partnership at June 30, 2007.
8. Management Incentive Plan
     Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) for employees and directors of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors with respect to employee awards, and by the non-independent members of the general partners’ board of directors with respect to awards granted to the independent directors. The LTIP currently permits the grant of restricted units and unit options covering an aggregate of 1,250,000 common units. There have been no grants of unit options since the inception of the LTIP. Restricted unit awards under the Partnership’s LTIP generally vest upon completion of a three-year service period. For performance-based awards, adjustments for attainment of performance targets can range from 0—200 percent of the award grant, and are payable in common units. Restricted unit awards may also include tandem distribution equivalent rights (“DERs”) at the discretion of the Compensation Committee. Subject to applicable vesting criteria, a DER entitles the grantee to a cash payment equal to cash distributions paid on an outstanding common unit during the period the restricted unit is outstanding. DERs are recognized as a reduction of Partners’ Capital as they become vested.
     As of June 30, 2007, there were approximately 0.2 million unvested restricted units outstanding with a weighted average grant-date fair value of $46.59 per unit, and a contractual life of three years. As of June 30, 2007, total compensation cost related to non-vested awards not yet recognized was $3.2 million, and the weighted-average period over which this cost is expected to be recognized in expense is 1.6 years. The number of restricted stock units outstanding and the total compensation cost related to non-vested awards not yet recognized reflect the Partnership’s estimates of performance factors pertaining to performance-based restricted unit awards.
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
     The Partnership recognized share-based compensation expense related to the LTIP of approximately $3.4 million in the first six months of 2007 and $2.6 million for the first six months of 2006. During the first quarter of 2007, the Partnership issued 50,410 new common units (after netting for taxes of approximately $1.5 million) and made DER-related payments of approximately $0.6 million in connection with the vesting.
9. Equity Offerings
     In May 2006, the Partnership sold 2.4 million common units in a public offering at a price of $43.00 per unit. In June 2006, the Partnership sold an additional 280,000 common units to cover over-allotments in connection with the May 2006 sale. The purchase price for the over allotment was equal to the offering price in the May 2006 sale. The total sale of units resulted in gross proceeds of $115.2 million, and net proceeds of $110.3 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the offering, together with the $173.3 million in net proceeds from the concurrent offering of Senior Notes (see Note 6), were used to repay $216.1 million of the debt incurred under the revolving credit facility, to fund the Partnership’s 2006 organic growth program, and for general partnership purposes. Also as a result of the issuance of these units, the general partner contributed $2.4 million to the Partnership to maintain its 2.0 percent general partner interest. At June 30, 2007, Sunoco’s ownership in the Partnership, including its 2.0 percent general partner interest, was 43.4 percent.

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
     Distributions paid by the Partnership for the period from January 1, 2006 through June 30, 2007 were as follows:

	Cash		Total Cash
	Distribution	Total Cash	Distribution to
	per Limited	Distribution to	the General
Date Cash Distribution Paid	Partner Unit	Limited Partners	Partner
		($ in millions)	($ in millions)
February 14, 2006	$0.7125	$18.4	$2.0
May 15, 2006	$0.7500	$21.4	$3.3
August 14, 2006	$0.7750	$22.1	$4.0
November 14, 2006	$0.7875	$22.4	$4.4
February 14, 2007	$0.8125	$23.2	$5.1
May 15, 2007	$0.8250	$23.6	$5.4
     On July 24, 2007, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $0.8375 per common partnership unit ($3.35 annualized), representing the distribution for the second quarter 2007. The $29.7 million distribution, including $5.8 million to the general partner, will be paid on August 14, 2007 to unitholders of record at the close of business on August 7, 2007.

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

12. Business Segment Information
     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended June 30, 2007 and 2006, respectively (in thousands of dollars):

	Three Months Ended June 30,
	2007	2006

Segment Operating Income

Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$19,455	$18,849
Unaffiliated customers	8,461	6,274
Other income	3,796	2,859

Total Revenues	31,712	28,082

Operating expenses	13,627	9,583
Depreciation and amortization	2,249	2,568
Selling, general and administrative expenses	5,021	4,604

Total Costs and Expenses	20,897	16,755

Operating Income	$10,815	$11,327

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$3,045	$20,803
Unaffiliated customers	12,241	9,574
Other income	(7)	—

Total Revenues	35,279	30,377

Operating expenses	12,797	12,739
Depreciation and amortization	3,815	3,880
Selling, general and administrative expenses	3,139	3,883

Total Costs and Expenses	19,751	20,502

Operating Income	$15,528	$9,875

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$348,870	$478,687
Unaffiliated customers	1,218,208	957,209
Other income	3,909	1,013

Total Revenues	1,570,987	1,436,909

Cost of products sold and operating expenses	1,553,906	1,417,352
Depreciation and amortization	3,343	2,763
Selling, general and administrative expenses	5,327	5,035

Total Costs and Expenses	1,562,576	1,425,150

Operating Income	$8,411	$11,759

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$10,815	$11,327
Terminal Facilities	15,528	9,875
Western Pipeline System	8,411	11,759

Total segment operating income	34,754	32,961
Net interest expense	9,500	6,641

Net Income	$25,254	$26,320

     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the six months ended June 30, 2007 and 2006, respectively (in thousands of dollars):

	Six Months Ended June 30,
	2007	2006

Segment Operating Income

Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$38,299	$37,387
Unaffiliated customers	16,591	13,112
Other income	6,332	4,831

Total Revenues	61,222	55,330

Operating expenses	25,583	20,232
Depreciation and amortization	4,556	5,218
Selling, general and administrative expenses	10,580	8,672

Total Costs and Expenses	40,719	34,122

Operating Income	$20,503	$21,208

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$44,489	$39,959
Unaffiliated customers	23,685	19,531
Other income	(15)	7

Total Revenues	68,159	59,497

Operating expenses	25,278	25,296
Depreciation and amortization	7,490	7,580
Selling, general and administrative expenses	7,608	7,356

Total Costs and Expenses	40,376	40,232

Operating Income	$27,783	$19,265

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$760,651	$919,414
Unaffiliated customers	2,296,135	1,723,064
Other income	6,420	1,425

Total Revenues	3,063,206	2,643,903

Cost of products sold and operating expenses	3,028,727	2,608,932
Depreciation and amortization	6,265	5,359
Selling, general and administrative expenses	10,818	12,497

Total Costs and Expenses	3,045,810	2,626,788

Operating Income	$17,396	$17,115

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$20,503	$21,208
Terminal Facilities	27,783	19,265
Western Pipeline System	17,396	17,115

Total segment operating income	65,682	57,588
Net interest expense	18,121	12,844

Net Income	$47,561	$44,744

     The following table provides the identifiable assets for each segment as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Eastern Pipeline System	$366,882	$367,718
Terminal Facilities	374,425	341,878
Western Pipeline System	1,498,661	1,346,232
Corporate and other	31,173	26,249

Total identifiable assets	$2,271,141	$2,082,077

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

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2007
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$391,370	$—	$—	$391,370
Unaffiliated customers	—	—	1,238,910	—	—	1,238,910
Equity in earnings of subsidiaries	25,257	33,932	—	3	(59,192)	—
Other income	—	—	7,698	—	—	7,698

Total Revenues	25,257	33,932	1,637,978	3	(59,192)	1,637,978

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,580,324	6	—	1,580,330
Depreciation and amortization	—	—	9,407	—	—	9,407
Selling, general and administrative expenses	—	—	13,487	—	—	13,487

Total Costs and Expenses	—	—	1,603,218	6	—	1,603,224

Operating Income	25,257	33,932	34,760	(3)	(59,192)	34,754
Net interest cost paid to affiliates	—	234	825	—	—	1,059
Other interest cost and debt expenses, net	—	9,386	—	—	—	9,386
Capitalized interest	—	(945)	—	—	—	(945)

Net Income (Loss)	$25,257	$25,257	$33,935	$(3)	$(59,192)	$25,254

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$518,439	$—	$—	$518,439
Unaffiliated customers	—	—	973,057	—	—	973,057
Equity in earnings of subsidiaries	26,317	32,970	—	3	(59,290)	—
Other income	—	—	3,872	—	—	3,872

Total Revenues	26,317	32,970	1,494,368	3	(59,290)	1,495,368

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,439,674	—	—	1,439,674
Depreciation and amortization	—	—	9,211	—	—	9,211
Selling, general and administrative expenses	—	—	13,522	—	—	13,522

Total Costs and Expenses	—	—	1,462,407	—	—	1,462,407

Operating Income	26,317	32,970	32,961	3	(59,290)	32,961
Net interest cost paid to / (received from) affiliates	—	426	(12)	—	—	414
Other interest cost and debt expenses, net	—	7,416	—	—	—	7,416
Capitalized interest	—	(1,189)	—	—	—	(1,189)

Net Income	$26,317	$26,317	$32,973	$3	$(59,290)	$26,320

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2007
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$843,439	$—	$—	$843,439
Unaffiliated customers	—	—	2,336,411	—	—	2,336,411
Equity in earnings of subsidiaries	47,561	64,032	—	6	(111,599)	—
Other income	—	—	12,737	—	—	12,737

Total Revenues	47,561	64,032	3,192,587	6	(111,599)	3,192,587

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,079,582	6	—	3,079,588
Depreciation and amortization	—	—	18,311	—	—	18,311
Selling, general and administrative expenses	—	—	29,006	—	—	29,006

Total Costs and Expenses	—	—	3,126,899	6	—	3,126,905

Operating Income	47,561	64,032	65,688	—	(111,599)	65,682
Net interest cost paid to / (received from) affiliates	—	(56)	1,650	—	—	1,594
Other interest cost and debt expenses, net	—	18,025	—	—	—	18,025
Capitalized interest	—	(1,498)	—	—	—	(1,498)

Net Income	$47,561	$47,561	$64,038	$—	$(111,599)	$47,561

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$996,760	$—	$—	$996,760
Unaffiliated customers	—	—	1,755,707	—	—	1,755,707
Equity in earnings of subsidiaries	44,738	58,084	—	6	(102,828)	—
Other income	—	—	6,263	—	—	6,263

Total Revenues	44,738	58,084	2,758,730	6	(102,828)	2,758,730

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,654,460	—	—	2,654,460
Depreciation and amortization	—	—	18,157	—	—	18,157
Selling, general and administrative expenses	—	—	28,525	—	—	28,525

Total Costs and Expenses	—	—	2,701,142	—	—	2,701,142

Operating Income	44,738	58,084	57,588	6	(102,828)	57,588
Net interest cost paid to / (received from) affiliates	—	1,225	(502)	—	—	723
Other interest cost and debt expenses, net	—	13,866	—	—	—	13,866
Capitalized interest	—	(1,745)	—	—	—	(1,745)

Net Income	$44,738	$44,738	$58,090	$6	$(102,828)	$44,744

Condensed Consolidating Balance Sheet
June 30, 2007
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$9,035	$—	$—	$—	$9,035
Advances to affiliates	(3,424)	57,516	(42,787)	—	—	11,305
Accounts receivable, affiliated companies	—	—	75,926	—	—	75,926
Accounts receivable, net	—	—	922,304	—	—	922,304
Inventories
Crude oil	—	—	90,911	—	—	90,911
Materials, supplies and other	—	—	724	—	—	724

Total Current Assets	(3,424)	66,551	1,047,078	—	—	1,110,205

Properties, plants and equipment, net	—	—	1,052,307	—	—	1,052,307
Investment in affiliates	576,723	1,127,595	82,829	109	(1,704,427)	82,829
Deferred charges and other assets	—	2,984	22,816	—	—	25,800

Total Assets	$573,299	$1,197,130	$2,205,030	$109	$(1,704,427)	$2,271,141

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$3	$1,044,549	$—	$—	$1,044,552
Accrued liabilities	1,062	5,352	31,013	—	—	37,427
Accrued taxes other than income	—	—	19,982	(29)	—	19,953

Total Current Liabilities	1,062	5,355	1,095,544	(29)	—	1,101,932

Long-term debt	—	563,907	—	—	—	563,907
Other deferred credits and liabilities	—	—	29,456	—	—	29,456

Total Liabilities	1,062	569,262	1,125,000	(29)	—	1,695,295

Total Partners’ Capital	572,237	627,868	1,080,030	138	(1,704,427)	575,846

Total Liabilities and Partners’ Capital	$573,299	$1,197,130	$2,205,030	$109	$(1,704,427)	$2,271,141

Condensed Consolidating Balance Sheet
December 31, 2006

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$9,412	$—	$—	$—	$9,412
Advances to affiliates	3,549	48,000	(44,118)	—	—	7,431
Accounts receivable, affiliated companies	—	—	98,952	—	—	98,952
Accounts receivable, net	—	—	776,505	—	—	776,505
Inventories
Crude oil	—	—	69,552	—	—	69,552
Materials, supplies and other	—	—	732	—	—	732

Total Current Assets	3,549	57,412	901,623	—	—	962,584

Properties, plants and equipment, net	—	—	1,006,668	—	—	1,006,668
Investment in affiliates	576,601	1,063,942	81,934	99	(1,640,642)	81,934
Deferred charges and other assets	—	3,331	27,560	—	—	30,891

Total Assets	$580,150	$1,124,685	$2,017,785	$99	$(1,640,642)	$2,082,077

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$922,495	$—	$—	$922,495
Accrued liabilities	1,109	6,970	26,764	—	—	34,843
Accrued taxes other than income	—	—	22,898	(29)	—	22,869

Total Current Liabilities	1,109	6,970	972,157	(29)	—	980,207

Long-term debt	—	491,910	—	—	—	491,910
Other deferred credits and liabilities	—	—	27,049	—	—	27,049

Total Liabilities	1,109	498,880	999,206	(29)	—	1,499,166

Total Partners’ Capital	579,041	625,805	1,018,579	128	(1,640,642)	582,911

Total Liabilities and Partners’ Capital	$580,150	$1,124,685	$2,017,785	$99	$(1,640,642)	$2,082,077

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Net Cash Flows from Operating Activities	$47,514	$46,293	$71,144	$—	$(111,599)	$53,352

Cash Flows from Investing Activities:
Capital expenditures	—	—	(50,642)	—	—	(50,642)
Acquisitions	—	—	(13,173)	—	—	(13,173)
Intercompany	2,726	(109,054)	(5,271)	—	111,599	—

	2,726	(109,054)	(69,086)		111,599	(63,815)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(57,271)	—	—	—	—	(57,271)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,479)	—	—	(1,479)
Contribution from General Partner for Limited Partner unit transactions	58	—	—	—	—	58
Repayments from (advances to) affiliates, net	6,973	(9,516)	(1,331)	—	—	(3,874)
Borrowings under credit facility	—	91,900	—	—	—	91,900
Repayments under credit facility	—	(20,000)	—	—	—	(20,000)
Contributions from (distributions to) affiliate	—	—	752	—	—	752

	(50,240)	62,384	(2,058)	—	—	10,086

Net change in cash and cash equivalents	—	(377)	—	—	—	(377)
Cash and cash equivalents at beginning of year	—	9,412	—	—	—	9,412

Cash and cash equivalents at end of period	$—	$9,035	$—	$—	$—	$9,035

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006
(unaudited)

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Net Cash Flows from Operating Activities	$44,676	$44,999	$59,360	$6	$(102,828)	$46,213

Cash Flows from Investing Activities:
Capital expenditures	—	—	(53,759)	—	—	(53,759)
Acquisitions	—	—	(108,900)	—	—	(108,900)
Intercompany	(97,950)	(107,909)	103,037	(6)	102,828	—

	(97,950)	(107,909)	(59,622)	(6)	102,828	(162,659)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(45,047)	—	—	—	—	(45,047)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,443)	—	—	(1,443)
Net proceeds from issuance of Limited Partner Units	110,357	—	—	—	—	110,357
Contributions from General Partner for Limited Partner unit transactions	2,426	—	—	—	—	2,426
Net proceeds from issuance of Senior Notes	—	173,307	—	—	—	173,307
Repayments from (advances to) affiliates, net	(14,462)	—	958	—	—	(13,504)
Borrowings under credit facility	—	109,500				109,500
Repayments under credit facility	—	(216,100)				(216,100)
Contributions from affiliate	—	—	747	—	—	747

	53,274	66,707	262	—	—	120,243

Net change in cash and cash equivalents	—	3,797	—	—	—	3,797
Cash and cash equivalents at beginning of year	—	21,645	—	—	—	21,645

Cash and cash equivalents at end of period	$—	$25,442	$—	$—	$—	$25,442

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Three Months Ended June 30, 2007 and 2006
Sunoco Logistics Partners L.P.
Operating Highlights
Three Months Ended June 30, 2007 and 2006

	Three Months Ended
	June 30,
	2007	2006
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	63,253,888	58,451,104
Revenue per barrel mile (cents)	0.485	0.474
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	440,142	390,341
Nederland terminal	529,462	449,176
Refinery terminals(4)	715,462	713,407
Western Pipeline System:(1)(5)
Crude oil pipeline throughput (bpd)	535,715	519,808
Crude oil purchases at wellhead (bpd)	180,390	201,975
Gross margin per barrel of pipeline throughput (cents)(6)	20.2	33.4

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Includes results from the Partnership’s purchase of a 50% undivided interest in a refined products terminal in Syracuse, New York.

(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(5)	Includes results from the Partnership’s purchases of an undivided joint interest in the Mesa Pipe Line system, the Corsicana to Wichita Falls, Texas pipeline system, the Millennium and Kilgore pipeline system and the Amdel pipeline system from the acquisition dates.

(6)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.
Analysis of Consolidated Net Income
     Net income was $25.3 million for the second quarter 2007 as compared with $26.3 million for the second quarter 2006, a decrease of $1.0 million. This decrease was due mainly to lower lease acquisition margins and higher interest expense. These decreases were partially offset by an increase in revenues at the Partnership’s Nederland Terminal, and refined product terminals associated with ethanol blending and product additives as well as increased other income associated primarily with the August 2006 acquisition of a 55.3 percent equity interest in the Mid-Valley Pipeline Company.
     Net interest expense increased $2.9 million to $9.5 million for the second quarter 2007 from $6.6 million for the prior year’s quarter due to increased borrowings related to the Partnership’s organic growth program, 2006 acquisitions, investments in inventory for the lease acquisition business and the 2007 acquisition of a 50% undivided interest in a refined products terminal in Syracuse, New York.

Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System decreased $0.5 million to $10.8 million for the second quarter 2007 from $11.3 million for the second quarter 2006. Sales and other operating revenue increased from $25.2 million for the prior year’s quarter to $27.9 million for the second quarter 2007 mainly due to an increase in total shipments on the Marysville, Michigan to Toledo, Ohio crude oil pipeline which was expanded in the fourth quarter of 2006 and, in the aggregate, higher revenues across our refined products pipelines. Other income increased $0.9 million compared to the prior year’s quarter due primarily to an increase in equity income associated with the Partnership’s joint venture interests. Operating expenses increased to $13.6 million in the second quarter 2007 from $9.6 million in the second quarter 2006 due mainly to the timing of maintenance activity, additional utility expense resulting from higher volumes, environmental charges related to third party pipeline contractor damage and a reduction in product operating gains. Selling, general and administrative expenses increased from $4.6 million during the second quarter of 2006 to $5.0 million in the second quarter of 2007 due mainly to decreased capitalization of certain engineering costs. Depreciation and amortization expense decreased $0.3 million in the second quarter of 2007 to $2.2 million as certain assets reached the end of their depreciable life during the third quarter 2006.
Terminal Facilities
     The Terminal Facilities segment had operating income of $15.5 million for the second quarter 2007, as compared to $9.9 million for the prior year’s second quarter. Total revenues increased $4.9 million from the prior year’s second quarter to $35.3 million for the second quarter 2007 due to increased revenues at the Partnership’s Nederland Terminal as well as increased revenue at the Partnership’s refined products terminals from higher ethanol blending, product additives and increased volumes. Selling, general and administrative expenses decreased $0.7 million for the second quarter of 2007 to $3.1 million primarily due to an insurance recovery related to the 2005 hurricane loss from proceeds received in 2007.
Western Pipeline System
     Operating income for the Western Pipeline System decreased $3.4 million to $8.4 million for the second quarter of 2007 from $11.8 million for the prior year quarter. The decrease was related to lower lease acquisition margins, partially offset by an increase in other income of $2.9 million associated with the August 2006 acquisition of an interest in the Mid-Valley Pipeline Company. Total revenues and cost of products sold and operating expenses increased compared with the prior year’s quarter due principally to an increase in volumes partially offset by a decrease in crude prices. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, decreased to $65.02 per barrel for the second quarter 2007 from $70.70 per barrel for the second quarter 2006. Depreciation and amortization expense increased $0.6 million to $3.3 million in the second quarter of 2007 as a result of 2006 acquisitions.
Results of Operations — Six Months Ended June 30, 2007 and 2006
Sunoco Logistics Partners L.P.
Operating Highlights
Six Months Ended June 30, 2007 and 2006

	Six Months Ended
	June 30,
	2007	2006
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	63,372,001	59,713,014
Revenue per barrel mile (cents)	0.479	0.467
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	427,923	386,807
Nederland terminal	536,840	469,309
Refinery terminals(4)	664,768	703,597
Western Pipeline System:(1)(5)
Crude oil pipeline throughput (bpd)	534,816	502,503
Crude oil purchases at wellhead (bpd)	182,757	191,751
Gross margin per barrel of pipeline throughput (cents)(6)	22.5	31.0

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Includes results from the Partnership’s purchase of a 50% undivided interest in a refined products terminal in Syracuse, New York.

(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(5)	Includes results from the Partnership’s purchases of an undivided joint interest in the Mesa Pipe Line system, the Corsicana to Wichita Falls, Texas pipeline system, the Millennium and Kilgore pipeline system and the Amdel pipeline system from the acquisition dates.

(6)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.
Analysis of Consolidated Net Income
     Net income was $47.5 million for the six month period ended June 2007 as compared with $44.7 million for the comparable period in 2006, an increase of $2.8 million. This increase was due mainly to an increase in revenues at the Partnership’s Terminal segment, operating results from the March 2006 acquisitions of the Kilgore and Millennium Pipelines and increased other income associated with the August 2006 acquisition of a 55.3 percent equity interest (50 percent voting rights) in the Mid-Valley Pipeline Company. These increases were partially offset by lower margins in the lease acquisition business and higher interest expense.
     Net interest expense increased $5.3 million to $18.1 million for the first six months of 2007 from $12.8 million for the first six months of 2006 due to increased borrowings related to the Partnership’s organic growth program, 2006 acquisitions, investments in inventory for the lease acquisition business and the 2007 acquisition of a 50% undivided interest in a refined products terminal in Syracuse, New York.
Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System decreased $0.7 million to $20.5 million for the first six months of 2007 from $21.2 million for the first six months of 2006. Sales and other operating revenue increased from $50.5 million for the prior year’s period to $54.9 million for the six months ended June 2007 mainly due to increased shipments on the expanded Marysville crude line, and in the aggregate, higher revenue across our refined products pipelines. Other income increased by $1.5 million to $6.3 million for the first six months of 2007 from $4.8 million for the prior year period due to equity income associated with the Partnership’s joint venture interests. Operating expenses increased by $5.4 million due to the timing of maintenance activity, additional utility expense related to higher throughput, environmental charges due to third party pipeline contractor damage, and a reduction in product operating gains. Selling, general and administrative expenses increased from $8.7 million in the first half of 2006 to $10.6 million in the first half of 2007 due mainly to decreased capitalization of certain engineering costs. Depreciation and amortization expense decreased $0.7 million in the first half of 2007 to $4.6 million as certain assets reached the end of their depreciable life during the third quarter 2006.
Terminal Facilities
     The Terminal Facilities segment had operating income of $27.8 million for the six months ended June 2007, as compared to $19.3 million for the prior year’s corresponding period. Total revenues increased $8.7 million to $68.2 million in the first half of 2007 due primarily to increased revenues at the Partnership’s Nederland Terminal and increased revenue at the Partnership’s refined products terminals from higher ethanol blending, product additives and increased volumes. These increases were partially offset by a decrease in volumes at the Partnership’s refinery terminals resulting from refinery maintenance turnarounds.

Western Pipeline System
     Operating income for the Western Pipeline System increased $0.3 million to $17.4 million for the first six months of 2007 from $17.1 million for the first six months of 2006. The increase resulted from higher crude oil pipeline volumes associated with the March 2006 acquisition of the Millennium and Kilgore pipelines and an increase in other income of $5.0 million due largely to the acquired equity interest in the Mid-Valley Pipeline Company. These increases were partially offset by lower lease acquisition margins. Total revenues and cost of products sold and operating expenses increased compared with the first half of 2006 due principally to higher bulk purchase and sale activity. A decrease in crude prices partially offset the volume impact on revenue with the average price of West Texas Intermediate crude oil at Cushing, Oklahoma, decreasing to $61.64 per barrel for the first six months of 2007 from $67.13 per barrel for the first six months of 2006. Operating expenses were higher as a result of increased costs associated with operating the assets acquired in 2006. Selling, general and administrative expenses decreased $1.7 million due primarily to the Western Area office relocation which was completed during the first quarter 2006, partially offset by higher employee costs. Depreciation and amortization expense increased $0.9 million in the first six months of 2007 to $6.3 million as a result of 2006 acquisitions.
Liquidity and Capital Resources
Liquidity
     Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At June 30, 2007, the Partnership had net working capital of $8.3 million and available borrowing capacity under the Credit Facility of $160.1 million. The Partnership’s working capital position also reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $132.1 million at June 30, 2007.
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
     During the six months ended June 30, 2007, $71.9 million was drawn against the Credit Facility to fund the Partnership’s organic growth program, investments in inventory for the lease acquisition business and the acquisition of a 50% undivided interest in a refined products terminal in Syracuse, New York. As of June 30, 2007, there was $160.1 million available under the Credit Facility to fund the Partnership’s organic growth capital program, and for general Partnership purposes, including to finance pending and future acquisitions.
     Senior Notes and Equity Offerings
     During May 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016 at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of June 30, 2007. Concurrently with the issuance of the Senior Notes, the Partnership sold 2.4 million common units in a public offering. In June 2006, the Partnership sold an additional 280,000 common units to cover over-allotments in connection with the May 2006 sale. The total sale of units resulted in gross proceeds of $115.2 million, and net proceeds of $110.3 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the offering were used to repay a portion of the $216.1 million of the debt incurred under the revolving Credit Facility. As a result of this issuance of 2.68 million common units, the general partner contributed $2.4 million to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its condensed consolidated balance sheet. The net proceeds from the Senior Notes offering of limited partner common units, were used to repay the $216.1 million in outstanding borrowings under the Partnership’s Credit Facility. The balance of the proceeds from the offerings were used to fund the Partnership’s organic growth capital program and for general Partnership purposes.
     Shelf Registration Statement
     On April 7, 2006, the Partnership, the Operating Partnership, and the Operating Partnership’s wholly-owned subsidiaries, as co-registrants, filed a shelf registration statement with the Securities and Exchange Commission. This shelf registration permits the periodic offering and sale of up to $500 million of equity securities by the Partnership or debt securities of the Operating Partnership (guaranteed by the Partnership). At June 30, 2007, $209.8 million remains available for issuance under the shelf registration statement. The shelf registration also covers the resale of up to five million common units by the Partnership’s general partner. The amount, type and timing of any offerings will depend upon, among other things, the funding requirements of the Partnership, prevailing market conditions, and compliance with covenants in applicable debt obligations of the Operating Partnership (including the Credit Facility).
Cash Flows and Capital Expenditures
     Net cash provided by operating activities for the six months ended June 30, 2007 was $53.4 million compared with $46.2 million for the first six months of 2006. Net cash provided by operating activities for the first six months of 2007 was primarily the result of net income of $47.5 million and depreciation and amortization of $18.3 million, partially offset by a $22.9 million increase in working capital. The increase in working capital was primarily attributable to an increase in receivables associated with higher revenues along with an increase in inventory. Net cash provided by operating activities for the first six months of 2006 was principally the result of net income of $44.7 million and depreciation and amortization of $18.2 million, partially offset by a $15.5 million increase in working capital.
     Net cash used in investing activities for the six months ended June 30, 2007 was $63.8 million compared with $162.7 million for the first six months of 2006. The decrease between periods is due primarily to the acquisitions of the Millennium and Kilgore crude oil pipelines and the Amdel crude oil pipeline in March 2006.
     Net cash provided by financing activities for the first six months of 2007 was $10.1 million compared with $120.2 million for the first six months of 2006. Net cash provided by financing activities for the first six months of 2007 was the result of $71.9 million increase in net borrowings under the Partnership’s Credit Facility to fund the Partnership’s organic growth capital program, contango inventory positions, and to purchase a 50% undivided interest in a refined products terminal located in Syracuse, New York. This increase was partially offset by $57.3 million in distributions paid to limited partners and the general partner and $3.9 million in net advances to affiliates. Net cash provided by financing activities for the first six months of 2006 was the result of $110.4 million of net proceeds from the offering of 2.68 million limited partner common units and $173.3 million of net proceeds from the issuance of 6.125 percent Senior Notes in May 2006. This increase was partially offset by $45.0 million in distributions paid to limited partners and the general partner, and a net repayment of $106.6 million of outstanding borrowings under the Partnership’s Credit Facility.
     Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at June 30, 2007 and December 31, 2006 represent amounts due from Sunoco under this agreement.
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
     The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Six Months Ended
	June 30,
	2007	2006
Maintenance	$7,541	$10,297
Expansion	56,274	150,169

	$63,815	$160,466

     Maintenance capital expenditures for the six months ended June 30, 2007 were $7.5 million compared to $10.3 million for the six months ended June 30, 2006. The decrease in maintenance capital was attributable to the Western area office relocation completed in the first quarter of 2006. Management anticipates maintenance capital expenditures of approximately $25.0 million for the year ended December 31, 2007, which is in line with spending for 2006.
     Expansion capital expenditures decreased by $93.9 million to $56.3 million for the six months ended June 30, 2007 due primarily to the March 2006 acquisitions of the Millennium and Kilgore pipelines and the Amdel pipeline for $108.9 million. Expansion capital expenditures for the six months ended June 30, 2007 included construction in progress of three crude oil storage tanks and a crude oil pipeline from the Nederland Terminal to Motiva’s Port Arthur, Texas refinery, as well as continued construction at Nederland of six new crude oil storage tanks with a total capacity of approximately 3.6 million shell barrels, additional pipeline connections in the Western Pipeline System and the second quarter 2007 acquisition of a 50 percent undivided interest in the Syracuse, New York refined products terminal.
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
     The $300 million Credit Facility generally exposes the Partnership to interest rate risk since it bears interest at a variable rate of 5.68 percent at June 30, 2007. A one percent change in interest rates changes annual interest expense by approximately $1.4 million based on outstanding borrowings under the Credit Facility of $139.9 million at June 30, 2007.
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
     The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:
•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil, refined petroleum products and natural gas liquids that impact demand for the Partnership’s pipeline, terminalling and storage services;

•	Changes in the demand for crude oil we both buy and sell;

•	The loss of Sunoco as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which the Partnership has an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations concerning required composition of refined petroleum products, that result in changes in throughput volumes, pipeline tariffs and/or terminalling and storage fees;

•	Improvements in energy efficiency and technology resulting in reduced demand for petroleum products;

•	The Partnership’s ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

•	Global and domestic economic repercussions, including disruptions in the crude oil and petroleum products markets, from terrorist activities, international hostilities and other events, and the government’s response thereto;

•	Changes in the level of operating expenses and hazards related to operating facilities (including equipment malfunction, explosions, fires, spills and the effects of severe weather conditions);

•	The occurrence of operational hazards or unforeseen interruptions for which the Partnership may not be adequately insured;

•	The age of, and changes in the reliability and efficiency of the Partnership’s operating facilities;

•	Changes in the expected level of capital, operating, or remediation spending related to environmental matters;

•	Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

•	Risks related to labor relations and workplace safety;

•	Non-performance by or disputes with major customers, suppliers or other business partners;

•	Changes in the Partnership’s tariff rates implemented by federal and/or state government regulators;

•	The amount of the Partnership’s indebtedness, which could make the Partnership vulnerable to adverse general economic and industry conditions, limit the Partnership’s ability to borrow additional funds, place it at competitive disadvantages compared to competitors that have less debt, or have other adverse consequences;

•	Restrictive covenants in the Partnership’s or Sunoco’s credit agreements;

•	Changes in the Partnership’s or Sunoco’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	Claims of the Partnership’s non-compliance with regulatory and statutory requirements; and

•	The costs and effects of legal and administrative claims and proceedings against the Partnership or any entity in which it has an ownership interest, and changes in the status of, or the initiation of new litigation, claims or proceedings, to which the Partnership, or any entity in which it has an ownership interest, is a party.

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
     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at June 30, 2007.
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
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits

Exhibits

10.1:	Products Terminal Services Agreement

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32:	Chief Executive Officer and Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

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

Sunoco Logistics Partners L.P.
By:	/s/ Neal E. Murphy
Neal E. Murphy
Vice President and Chief Financial Officer
Date: July 31, 2007