Form 10-Q
period 2007-09-30
SUNOCO LOGISTICS PARTNERS LP
filed 2007-10-31
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
At October 31, 2007, the number of the registrant’s Common Units outstanding was 28,586,280.

SUNOCO LOGISTICS PARTNERS L.P.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Three Months Ended
	September 30,
	2007	2006

Revenues

Sales and other operating revenue:
Affiliates (Note 3)	$439,776	$484,710
Unaffiliated customers	1,496,439	1,118,932
Other income	8,388	5,281

Total Revenues	1,944,603	1,608,923

Costs and Expenses
Cost of products sold and operating expenses	1,875,714	1,561,819
Depreciation and amortization	9,556	9,079
Selling, general and administrative expenses	13,411	13,391

Total Costs and Expenses	1,898,681	1,584,289

Operating Income	45,922	24,634
Net interest cost paid to affiliates (Note 3)	861	324
Other interest cost and debt expense, net	8,499	7,354
Capitalized interest	(952)	(720)

Net Income	$37,514	$17,676

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$37,514	$17,676
Less: General Partner’s interest in Net Income	(9,682)	(819)

Limited Partners’ interest in Net Income	$27,832	$16,857

Net Income per Limited Partner unit:
Basic	$0.97	$0.59

Diluted	$0.97	$0.59

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	28,586,280	28,535,870

Diluted	28,739,232	28,663,319

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except unit and per unit amounts)

	Nine Months Ended
	September 30,
	2007	2006

Revenues

Sales and other operating revenue:
Affiliates (Note 3)	$1,283,215	$1,481,470
Unaffiliated customers	3,832,850	2,874,639
Other income	21,125	11,544

Total Revenues	5,137,190	4,367,653

Costs and Expenses
Cost of products sold and operating expenses	4,955,302	4,216,279
Depreciation and amortization	27,867	27,236
Selling, general and administrative expenses	42,417	41,916

Total Costs and Expenses	5,025,586	4,285,431

Operating Income	111,604	82,222
Net interest cost paid to affiliates (Note 3)	2,455	1,047
Other interest cost and debt expense, net	26,524	21,220
Capitalized interest	(2,450)	(2,465)

Net Income	$85,075	$62,420

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$85,075	$62,420
Less: General Partner’s interest in Net Income	(15,313)	(6,264)

Limited Partners’ interest in Net Income	$69,762	$56,156

Net Income per Limited Partner unit:
Basic	$2.44	$2.06

Diluted	$2.43	$2.05

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	28,579,263	27,296,067

Diluted	28,722,026	27,421,581

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$1,997	$9,412
Advances to affiliates (Note 3)	28,428	7,431
Accounts receivable, affiliated companies (Note 3)	148,254	98,952
Accounts receivable, net	1,049,244	776,505
Inventories:
Crude oil	32,993	69,552
Materials, supplies and other	830	732

Total Current Assets	1,261,746	962,584

Properties, plants and equipment	1,593,348	1,506,350
Less accumulated depreciation and amortization	(527,041)	(499,682)

Properties, plants and equipment, net	1,066,307	1,006,668

Investment in affiliates (Note 6)	83,927	81,934
Deferred charges and other assets	25,368	30,891

Total Assets	$2,437,348	$2,082,077

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$1,174,206	$922,495
Accrued liabilities	44,661	34,843
Accrued taxes other than income	27,874	22,869

Total Current Liabilities	1,246,741	980,207
Long-term debt (Note 7)	576,375	491,910
Other deferred credits and liabilities	29,611	27,049

Total Liabilities	1,852,727	1,499,166

Partners’ Capital:
Limited partners’ interest	578,617	576,004
General partner’s interest	6,004	6,907

Total Partners’ Capital	584,621	582,911

Total Liabilities and Partners’ Capital	$2,437,348	$2,082,077

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$85,075	$62,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,867	27,236
Restricted unit incentive plan expense	4,421	2,905
Changes in working capital pertaining to operating activities net of the effect of acquisitions:
Accounts receivable, affiliated companies	(49,302)	(3,999)
Accounts receivable, net	(272,739)	(174,940)
Inventories	36,461	(10,299)
Accounts payable and accrued liabilities	260,775	212,633
Accrued taxes other than income	5,005	1,563
Other	6,234	(6,863)

Net cash provided by operating activities	103,797	110,656

Cash Flows from Investing Activities:
Capital expenditures	(73,601)	(85,825)
Acquisitions	(13,489)	(121,382)

Net cash used in investing activities	(87,090)	(207,207)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(87,004)	(71,160)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(1,479)	(1,443)
Net proceeds from issuance of Limited Partner units	—	110,338
Contributions from General Partner for Limited Partner unit transactions	58	2,427
Net proceeds from issuance of Senior Notes	—	173,307
Advances to affiliates, net	(20,997)	(7,799)
Borrowings under credit facility	244,220	155,500
Repayments under credit facility	(159,900)	(216,100)
Contributions from / (Distributions to) affiliate	980	(51,357)

Net cash (used in), provided by financing activities	(24,122)	93,713

Net change in cash and cash equivalents	(7,415)	(2,838)
Cash and cash equivalents at beginning of year	9,412	21,645

Cash and cash equivalents at end of period	$1,997	$18,807

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
     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of results for the full year 2007.
2. Acquisitions
Syracuse Terminal Acquisition
     On June 4, 2007, the Partnership purchased a 50% undivided interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation for approximately $13.2 million. Total terminal storage capacity is approximately 550,000 barrels. The purchase price of the acquisition was funded with borrowings under the Partnership’s previous credit facility (Note 7), and has been preliminarily allocated to property, plants and equipment based on the relative fair value of the assets acquired on the acquisition date. The results of the acquisition are included in the financial statements within the Terminal Facilities business segment from the date of acquisition.
Mid-Valley Pipeline Acquisition
     On August 18, 2006, the Partnership purchased from Sunoco a 100 percent interest in Sun Pipe Line Company of Delaware LLC, the owner of a 55.3 percent equity interest (50 percent voting rights) in Mid-Valley Pipeline Company (“Mid-Valley”) for approximately $65.0 million, subject to certain adjustments five years following the date of closing, based on the throughput of Sunoco. Mid-Valley owns a 994-mile pipeline, which originates in Longview, Texas and terminates in Samaria, Michigan, and has operating capacity of approximately 238,000 bpd and 4.2 million shell barrels of storage capacity. Mid-Valley provides crude oil to a number of refineries, primarily in the Midwest United States. The purchase price of the acquisition was funded with $46.0 million in borrowings under the Partnership’s previous credit facility (Note 7) and with cash on hand. Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of approximately $12.5 million and the $52.5 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution. The results of the acquisition are included in the financial statements within the Western Pipeline System business segment from the date of acquisition.
Millennium and Kilgore Pipeline Acquisition
     On March 1, 2006, the Partnership purchased a Texas crude oil pipeline system from affiliates of Black Hills Energy, Inc. for approximately $40.9 million. The system consists of (a) the Millennium Pipeline, a 200-mile, 12-inch crude oil pipeline with approximately 65,000 bpd operating capacity, originating near the Partnership’s Nederland Terminal, and terminating at Longview Texas; (b) the Kilgore Pipeline, a 190-mile, 10-inch crude oil pipeline with approximately 35,000 barrel per day capacity originating in Kilgore, Texas and terminating at refineries in the Houston, Texas region; (c) approximately 900,000 shell barrels of storage capacity at Kilgore, and Longview, Texas, approximately 550,000 of which are inactive; (d) a crude oil sales and marketing business; and (e) crude oil line fill and working inventory. The purchase price of the acquisition was funded with borrowings under the Partnership’s previous credit facility (Note 7). The purchase price has been allocated to the assets acquired based on their relative fair values at the acquisition date. The following is a summary of the effects of the transaction on the Partnership’s consolidated financial position (in thousands of dollars):

Increase in:
Inventories	$2,189
Properties, plants and equipment, net	38,711

Cash paid for acquisition	$40,900

     The results of the acquisition are included in the financial statements within the Western Pipeline System business segment from the date of acquisition.
Amdel and White Oil Pipeline Acquisition
     On March 1, 2006, the Partnership acquired a Texas crude oil pipeline system from Alon USA Energy, Inc. for approximately $68.0 million. The system consists of (a) the Amdel Pipeline, a 503-mile, 10-inch common carrier crude oil pipeline with approximately 27,000 bpd operating capacity, originating at the Nederland Terminal, and terminating at Midland, Texas, and (b) the White Oil Pipeline, a 25-mile, 10-inch crude oil pipeline with approximately 40,000 bpd operating capacity, originating at the Amdel Pipeline and terminating at Alon’s Big Spring, Texas refinery. The pipelines were idle at the time of purchase, were re-commissioned by the Partnership during the second quarter 2006 and began making deliveries during the fourth quarter 2006. During the first quarter of 2007, the Partnership completed a project to expand the capacity on the Amdel Pipeline from approximately 27,000 to 40,000 bpd. Construction on new tankage at the Nederland Terminal to service these new volumes more efficiently is expected to be completed during 2008. The purchase price of the acquisition was funded with borrowings under the Partnership’s previous credit facility (Note 7), and has been allocated to property, plant and equipment based on the relative fair value of the assets acquired on the acquisition date. The results of the acquisition are included in the financial statements within the Western Pipeline System business segment from the date of acquisition.
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
     Capital Contributions
     The Partnership has agreements with Sunoco which require Sunoco to, among other things, reimburse the Partnership for certain expenditures. These agreements include:
•	the Interrefinery Lease Agreement, which requires Sunoco to reimburse the Partnership for any non-routine maintenance expenditures incurred, as defined through February 2022; and

•	the Eagle Point purchase agreement, which requires Sunoco to reimburse the Partnership for certain capital improvement projects incurred regarding the assets acquired, as defined, up to $5.0 million through March 2014. The Partnership has received $2.7 million to date under this agreement.
     During the nine months ended September 30, 2007 and 2006, the Partnership was reimbursed $1.0 million and $1.7 million, respectively, associated with these agreements. The reimbursement of these amounts was recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at September 30, 2007.
     In May 2006, the Partnership sold 2.4 million common units in a public offering. In June 2006, the Partnership sold an additional 280,000 common units to cover over-allotments in connection with the May 2006 sale (see Note 10). As a result of this issuance of 2.68 million common units, the general partner contributed $2.4 million to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its condensed consolidated balance sheet.
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
     Conversion of Subordinated Units
     A total of 11,383,639 subordinated limited partner units, equal to all of the originally issued subordinated units held by the general partner, have been converted into common units on a one-for-one basis, 2,845,910 each on February 15, 2005 and February 15, 2006 and 5,691,819 on February 15, 2007 (see Note 11).
4. Net Income Per Unit Data
     Basic and diluted net income per limited partner unit are calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted-average number of limited partner common and subordinated units outstanding (including the dilutive impact of unit incentive awards) during the period.
     The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 11). The general partner was allocated net income of $9.7 million (representing 25.8 percent of total net income for the period) and $0.8 million (representing 4.6 percent of total net income for the period) for the three months ended September 30, 2007 and 2006, respectively, and $15.3 million (representing 18.0 percent of total net income for the period) and $6.3 million (representing 10.0 percent of total net income for the period) for the nine months ended September 30, 2007 and 2006, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.
     The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of limited partner units outstanding — basic	28,586,280	28,535,870	28,579,263	27,296,067
Add effect of dilutive unit incentive awards	152,952	127,449	142,763	125,514

Weighted average number of limited partner units — diluted	28,739,232	28,663,319	28,722,026	27,421,581

5. Inventory
     Inventories are valued at the lower of cost or market. Crude oil inventory cost has been determined using the last-in, first-out method (“LIFO”). Under this methodology, the cost of products sold consists of the actual crude oil acquisition costs of the Partnership. Such costs are adjusted to reflect increases or decreases in crude oil inventory quantities, which are valued based on the changes in the LIFO inventory layers. The cost of materials, supplies and other inventories is principally determined using the average cost method. During the third quarter, crude oil inventory balances declined in our Western Pipeline System, which resulted in liquidating a portion of the prior year layer carried at lower costs prevailing in 2006. The reduction resulted predominately from the elimination of contango inventory positions, and had the effect of increasing results of operations by $9.3 million.
6.	Investment in Affiliates
     The Partnership’s ownership percentages in corporate joint ventures as of September 30, 2007 and December 31, 2006 are as follows:

Partnership
Ownership
Percentage
Mid-Valley Pipeline Company (1)	55.3%
West Texas Gulf Pipe Line Company	43.8%

Partnership
Ownership
Percentage
Wolverine Pipe Line Company	31.5%
Yellowstone Pipe Line Company	14.0%
West Shore Pipe Line Company	12.3%
Explorer Pipeline Company	9.4%

(1)	The Partnership’s interest in the Mid-Valley Pipeline Company includes 50 percent voting rights.
     The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and nine months ended September 30, 2007 and 2006 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income Statement Data:
Total revenues	$138,583	$135,873	$381,836	$342,339
Net income	$39,497	$36,986	$110,042	$87,643
     The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of September 30, 2007 and December 31, 2006 (in thousands of dollars):

	September 30,	December 31,
	2007	2006

Balance Sheet Data:
Current assets	$117,848	$104,276
Non-current assets	$488,397	$489,514
Current liabilities	$98,076	$111,476
Non-current liabilities	$416,009	$399,826
Net equity	$92,160	$83,028
     The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at September 30, 2007 include an excess investment amount of approximately $54.5 million, net of accumulated amortization of $3.1 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.
7. Long-Term Debt
     The components of long-term debt are as follows (in thousands of dollars):

	September 30,	December 31,
	2007	2006
Credit Facility	$152,320	$68,000
Senior Notes — 7.25%, due February 15, 2012	250,000	250,000
Senior Notes — 6.125%, due May 15, 2016	175,000	175,000
Less unamortized bond discount	(945)	(1,090)

	$576,375	$491,910

     On August 8, 2007, Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, entered into a new, five-year $400 million credit facility (“Credit Facility”). This Credit Facility replaces the Operating Partnership’s previous credit facility agreement that was scheduled to mature on November 22, 2010.
     The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November

2012 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin. There were $152.3 million of outstanding borrowings under the Credit Facility at September 30, 2007. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also requires the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of September 30, 2007. The Partnership’s ratio of total debt to EBITDA was 3.1 to 1 at September 30, 2007.
     On March 1, 2006, the Partnership completed its acquisition of two Texas crude oil pipeline systems for $108.9 million (see Note 2). The Partnership initially financed these transactions with $109.5 million of borrowings under the previous Credit Facility.
     During May 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016 at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of September 30, 2007. The net proceeds from the Senior Notes, together with the $110.3 million in net proceeds from the concurrent offering of 2.68 million limited partner common units (see Note 10), were used to repay all of the $216.1 million in outstanding borrowings under the Partnership’s Previous Credit Facility. The balance of the proceeds from the offerings were used to fund the Partnership’s organic growth program and for general Partnership purposes, including to finance pending and future acquisitions.
     On August 21, 2006, the Partnership purchased from Sunoco a 100 percent interest in Sun Pipe Line Company of Delaware LLC, the owner of a 55.3 percent equity interest in Mid-Valley Pipeline Company (“Mid-Valley”) for $65 million, subject to certain adjustments five years following the date of closing (see Note 2). The purchase price of the acquisition was funded with $46.0 million in borrowings under the Partnership’s Previous Credit Facility and with cash on hand.
     On June 4, 2007, the Partnership purchased a 50% undivided interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation for approximately $13.2 million. The purchase price of the acquisition was funded with $11.9 million in borrowings under the Partnership’s Previous Credit Facility and with cash on hand.
     The Partnership and the operating partnerships of the Operating Partnership served as joint and several guarantors of the Senior Notes and of any obligations under the previous credit facility. The Partnership continues to serve as guarantor of the Senior Notes and of any obligations under the new Credit Facility. These guarantees are full and unconditional. In connection with the Partnership’s new Credit Facility the Subsidiary Guarantors (as defined in Note 14) were released from their obligations both under the Credit Facility, and the 7.25% and 6.125% Senior Notes. See Note 14 for supplemental condensed consolidating financial information.
8. Commitments and Contingent Liabilities
     The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation in the condensed consolidated balance sheets was $1.5 million and $0.5 million as of September 30, 2007 and December 31, 2006, respectively. There are no liabilities attributable to unasserted claims, nor have any recoveries from insurance been assumed.
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
     Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the consolidated financial position of the Partnership at September 30, 2007. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO which are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the consolidated financial position of the Partnership at September 30, 2007.
     Sunoco Partners Marketing & Terminals L.P. (“SPMT”), which is wholly owned by the Partnership, has received a proposed penalty assessment from the Internal Revenue Service (“IRS”) in the aggregate amount of $5.1 million based on a failure to timely file excise tax information returns relating to its terminal operations during the calendar years 2004 and 2005. SPMT became current on its information return filings with the IRS in July of 2006. SPMT believes it had reasonable cause for the failure to not file the information returns on a timely basis, and intends to seek the elimination of the asserted penalties. The proposed penalties are for the failure to file information returns rather than any failure to pay taxes due, as no taxes were owed by SPMT in connection with such information. The timing or outcome of this claim, and the total costs to be incurred by SPMT in connection therewith, cannot be reasonably estimated at this time.
9. Management Incentive Plan
     Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) for employees and directors of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors with respect to employee awards, and by the non-independent members of the general partners’ board of directors with respect to awards granted to the independent directors. The LTIP permits the grant of restricted units and unit options initially covering an aggregate of 1,250,000 common units. There have been no grants of unit options since the inception of the LTIP. Restricted unit awards under the Partnership’s LTIP generally vest upon completion of a three-year service period. For performance-based awards, adjustments for attainment of performance targets can range from 0—200 percent of the award grant, and are payable in common units. Restricted unit awards may also include tandem distribution equivalent rights (“DERs”) at the discretion of the Compensation Committee. Subject to applicable vesting criteria, a DER entitles the grantee to a cash payment equal to cash distributions paid on an outstanding common unit during the period the restricted unit is outstanding. DERs are recognized as a reduction of Partners’ Capital as they become vested.
     As of September 30, 2007, there were approximately 0.2 million unvested restricted units outstanding with a weighted average grant-date fair value of $46.37 per unit, and a contractual life of three years. As of September 30, 2007, total compensation cost related to non-vested awards not yet recognized was $2.6 million, and the weighted-average period over which this cost is expected to be recognized in expense is 2.0 years. The number of restricted stock units outstanding and the total compensation cost related to non-vested awards not yet recognized reflect the Partnership’s estimates of performance factors pertaining to performance-based restricted unit awards.
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
     The Partnership recognized share-based compensation expense related to the LTIP of approximately $4.4 million in the first nine months of 2007 and $2.9 million for the first nine months of 2006. During the first quarter of 2007, the Partnership issued 50,410 new common units (after netting for taxes of approximately $1.5 million) and made DER-related payments of approximately $0.6 million in connection with the vesting.
10. Equity Offerings
     In May 2006, the Partnership sold 2.4 million common units in a public offering at a price of $43.00 per unit. In June 2006, the Partnership sold an additional 280,000 common units to cover over-allotments in connection with the May 2006 sale. The purchase price for the over allotment was equal to the offering price in the May 2006 sale. The total sale of units resulted in gross proceeds of $115.2 million, and net proceeds of $110.3 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the offering, together with the $173.3 million in net proceeds from the concurrent offering of Senior Notes (see Note 7), were used to repay $216.1 million of the debt incurred under the revolving credit facility, to fund the Partnership’s 2006 organic growth program, and for general partnership purposes. Also as a result of the issuance of these units, the general partner contributed $2.4 million to the Partnership to maintain its 2.0 percent general partner interest. At September 30, 2007, Sunoco’s ownership in the Partnership, including its 2.0 percent general partner interest, was 43.4 percent.
11. Cash Distributions
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
     The Partnership issued 11,383,639 subordinated units to its general partner in connection with the February 2002 IPO. The Partnership had 5,691,819 subordinated units outstanding as of December 31, 2006, all of which were held by the general partner, and for which there is no established public trading market. Any subordinated units that remain outstanding at the end of the subordination period convert to common units on a one-for-one basis if the Partnership meets certain required financial tests set forth in the Partnership Agreement. Upon conversion to common units, the subordinated units will no longer be subordinated to the rights of the holders of common units (See Note 3).
     The Partnership has met the minimum quarterly distribution requirements on all outstanding units for each of the four-quarter periods in the three-years ended December 31, 2004, 2005 and 2006. As a result, the total of 11,383,639 subordinated units have been converted into common units on a one-for-one basis, 2,845,910 each on February 15, 2005 and February 15, 2006 and 5,691,819 on February 15, 2007.
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
     Distributions paid by the Partnership for the period from January 1, 2006 through September 30, 2007 were as follows:

	Cash		Total Cash
	Distribution	Total Cash	Distribution to
	per Limited	Distribution to	the General
Date Cash Distribution Paid	Partner Unit	Limited Partners	Partner
		($ in millions)	($ in millions)
February 14, 2006	$0.7125	$18.4	$2.0
May 15, 2006	$0.7500	$21.4	$3.3
August 14, 2006	$0.7750	$22.1	$4.0
November 14, 2006	$0.7875	$22.4	$4.4
February 14, 2007	$0.8125	$23.2	$5.1
May 15, 2007	$0.8250	$23.6	$5.4
August 14, 2007	$0.8375	$23.9	$5.8
     On October 22, 2007, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $0.85 per common partnership unit ($3.40 annualized), representing the distribution for the second quarter 2007. The $30.4 million distribution, including $6.1 million to the general partner, will be paid on November 14, 2007 to unitholders of record at the close of business on November 7, 2007.
12. Exit Costs Associated with Western Pipeline Headquarters Relocation
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

13. Business Segment Information
     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended September 30, 2007 and 2006, respectively (in thousands of dollars):

	Three Months Ended
	September 30,
	2007	2006

Segment Operating Income

Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$21,336	$19,408
Unaffiliated customers	9,648	7,358
Other income	4,116	3,387

Total Revenues	35,100	30,153

Operating expenses	13,491	11,975
Depreciation and amortization	2,259	2,199
Selling, general and administrative expenses	4,626	4,377

Total Costs and Expenses	20,376	18,551

Operating Income	$14,724	$11,602

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$23,054	$21,120
Unaffiliated customers	12,361	10,537
Other income	9	—

Total Revenues	35,874	31,657

Operating expenses	14,883	14,269
Depreciation and amortization	3,878	3,797
Selling, general and administrative expenses	4,550	3,914

Total Costs and Expenses	23,311	21,980

Operating Income	$12,563	$9,677

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$394,936	$444,182
Unaffiliated customers	1,474,430	1,101,037
Other income	4,263	1,894

Total Revenues	1,873,629	1,547,113

Cost of products sold and operating expenses	1,847,340	1,535,575
Depreciation and amortization	3,419	3,083
Selling, general and administrative expenses	4,235	5,100

Total Costs and Expenses	1,854,994	1,543,758

Operating Income	$18,635	$3,355

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$14,724	$11,602
Terminal Facilities	12,563	9,677
Western Pipeline System	18,635	3,355

Total segment operating income	45,922	24,634
Net interest expense	8,408	6,958

Net Income	$37,514	$17,676

     The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the nine months ended September 30, 2007 and 2006, respectively (in thousands of dollars):

	Nine Months Ended
	September 30,
	2007	2006

Segment Operating Income

Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$59,635	$56,795
Unaffiliated customers	26,239	20,470
Other income	10,448	8,218

Total Revenues	96,322	85,483

Operating expenses	39,074	32,207
Depreciation and amortization	6,815	7,417
Selling, general and administrative expenses	15,206	13,049

Total Costs and Expenses	61,095	52,673

Operating Income	$35,227	$32,810

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$67,993	$61,079
Unaffiliated customers	36,046	30,068
Other income	(6)	7

Total Revenues	104,033	91,154

Operating expenses	40,161	39,565
Depreciation and amortization	11,368	11,377
Selling, general and administrative expenses	12,158	11,270

Total Costs and Expenses	63,687	62,212

Operating Income	$40,346	$28,942

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$1,155,587	$1,363,596
Unaffiliated customers	3,770,565	2,824,101
Other income	10,683	3,319

Total Revenues	4,936,835	4,191,016

Cost of products sold and operating expenses	4,876,067	4,144,507
Depreciation and amortization	9,684	8,442
Selling, general and administrative expenses	15,053	17,597

Total Costs and Expenses	4,900,804	4,170,546

Operating Income	$36,031	$20,470

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$35,227	$32,810
Terminal Facilities	40,346	28,942
Western Pipeline System	36,031	20,470

Total segment operating income	111,604	82,222
Net interest expense	26,529	19,802

Net Income	$85,075	$62,420

     The following table provides the identifiable assets for each segment as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Eastern Pipeline System	$368,069	$367,718
Terminal Facilities	382,369	341,878
Western Pipeline System	1,644,599	1,346,232
Corporate and other	42,311	26,249

Total identifiable assets	$2,437,348	$2,082,077

     Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.
14. Supplemental Condensed Consolidating Financial Information
     The Partnership and the operating partnerships of the Operating Partnership served as joint and several guarantors of the Senior Notes and of any obligations under the previous credit facility. The Partnership continues to serve as guarantor of the Senior Notes and of any obligations under the new Credit Facility. These guarantees are full and unconditional. In connection with the Partnership’s new Credit Facility the Subsidiary Guarantors (as defined in Note 7) were released from their obligations both under the Credit Facility, and the 7.25% and 6.125% Senior Notes. Given that certain, but not all subsidiaries of the Partnership were guarantors, the Partnership was required to present the following supplemental condensed consolidating financial information. For purposes of the following footnote, Sunoco Logistics Partners, L.P. is referred to as “Parent” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” In the 2007 schedules Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC and Sunoco Pipeline Acquisition LLC, Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are collectively referred to as “Non-Guarantor Subsidiaries.” In the 2006 schedules Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC and Sunoco Pipeline Acquisition LLC are collectively referred to as the “Subsidiary Guarantors”, and Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are referred to as “Non-Guarantor Subsidiaries.”
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

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2007
(unaudited)

			Non-
		Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$439,776	$—	$439,776
Unaffiliated customers	—	—	1,496,439	—	1,496,439
Equity in earnings of subsidiaries	37,509	45,091	5	(82,605)	—
Other income	—	—	8,388	—	8,388

Total Revenues	37,509	45,091	1,944,608	(82,605)	1,944,603

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,875,714	—	1,875,714
Depreciation and amortization	—	—	9,556	—	9,556
Selling, general and administrative expenses	—	—	13,411	—	13,411

Total Costs and Expenses	—	—	1,898,681	—	1,898,681

Operating Income	37,509	45,091	45,927	(82,605)	45,922
Net interest cost paid to affiliates	—	35	826	—	861
Other interest cost and debt expenses, net	—	8,499	—	—	8,499
Capitalized interest	—	(952)	—	—	(952)

Net Income (Loss)	$37,509	$37,509	$45,101	$(82,605)	$37,514

Condensed Consolidating Statement of Income
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

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2007
(unaudited)

			Non-
		Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,283,215	$—	$1,283,215
Unaffiliated customers	—	—	3,832,850	—	3,832,850
Equity in earnings of subsidiaries	85,070	109,124	11	(194,205)	—
Other income	—	—	21,125	—	21,125

Total Revenues	85,070	109,124	5,137,201	(194,205)	5,137,190

Costs and Expenses
Cost of products sold and operating expenses	—	—	4,955,302	—	4,955,302
Depreciation and amortization	—	—	27,867	—	27,867
Selling, general and administrative expenses	—	—	42,417	—	42,417

Total Costs and Expenses	—	—	5,025,586	—	5,025,586

Operating Income	85,070	109,124	111,615	(194,205)	111,604
Net interest cost paid to / (received from) affiliates	—	(20)	2,475	—	2,455
Other interest cost and debt expenses, net	—	26,524	—	—	26,524
Capitalized interest	—	(2,450)	—	—	(2,450)

Net Income	$85,070	$85,070	$109,140	$(194,205)	$85,075

Condensed Consolidating Statement of Income
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

Condensed Consolidating Balance Sheet
September 30, 2007
(unaudited)

			Non-
		Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$1,997	$—	$—	$1,997
Advances to affiliates	23,474	45,907	(40,953)	—	28,428
Accounts receivable, affiliated companies	—	—	148,254	—	148,254
Accounts receivable, net	—	—	1,049,244	—	1,049,244
Inventories
Crude oil	—	—	32,993	—	32,993
Materials, supplies and other	—	—	830	—	830

Total Current Assets	23,474	47,904	1,190,368	—	1,261,746

Properties, plants and equipment, net	—	—	1,066,307	—	1,066,307
Investment in affiliates	558,561	1,136,957	84,032	(1,695,623)	83,927
Deferred charges and other assets	—	3,382	21,986	—	25,368

Total Assets	$582,035	$1,188,243	$2,362,693	$(1,695,623)	$2,437,348

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$1,174,206	$—	$1,174,206
Accrued liabilities	1,029	3,097	40,535	—	44,661
Accrued taxes other than income	—	—	27,874	—	27,874

Total Current Liabilities	1,029	3,097	1,242,615	—	1,246,741

Long-term debt	—	576,375	—	—	576,375
Other deferred credits and liabilities	—	—	29,611	—	29,611

Total Liabilities	1,029	579,472	1,272,226	—	1,852,727

Total Partners’ Capital	581,006	608,771	1,090,467	(1,695,623)	584,621

Total Liabilities and Partners’ Capital	$582,035	$1,188,243	$2,362,693	$(1,695,623)	$2,437,348

Condensed Consolidating Balance Sheet
December 31, 2006

				Non-
		Subsidiary	Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$9,412	$—	$—	$—	$9,412
Advances to affiliates	3,549	48,000	(44,118)	—	—	7,431
Accounts receivable, affiliated companies	—	—	98,952	—	—	98,952
Accounts receivable, net	—	—	776,505	—	—	776,505
Inventories
Crude oil	—	—	69,552	—	—	69,552
Materials, supplies and other	—	—	732	—	—	732

Total Current Assets	3,549	57,412	901,623	—	—	962,584

Properties, plants and equipment, net	—	—	1,006,668	—	—	1,006,668
Investment in affiliates	576,601	1,063,942	81,934	99	(1,640,642)	81,934
Deferred charges and other assets	—	3,331	27,560	—	—	30,891

Total Assets	$580,150	$1,124,685	$2,017,785	$99	$(1,640,642)	$2,082,077

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$922,495	$—	$—	$922,495
Accrued liabilities	1,109	6,970	26,764	—	—	34,843
Accrued taxes other than income	—	—	22,898	(29)	—	22,869

Total Current Liabilities	1,109	6,970	972,157	(29)	—	980,207

Long-term debt	—	491,910	—	—	—	491,910
Other deferred credits and liabilities	—	—	27,049	—	—	27,049

Total Liabilities	1,109	498,880	999,206	(29)	—	1,499,166

Total Partners’ Capital	579,041	625,805	1,018,579	128	(1,640,642)	582,911

Total Liabilities and Partners’ Capital	$580,150	$1,124,685	$2,017,785	$99	$(1,640,642)	$2,082,077

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007
(unaudited)

			Non-
		Subsidiary	Guarantor	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Total
Net Cash Flows from Operating Activities	$84,990	$81,146	$131,866	$(194,205)	$103,797

Cash Flows from Investing Activities:
Capital expenditures	—	—	(73,601)	—	(73,601)
Acquisitions	—	—	(13,489)	—	(13,489)
Intercompany	21,883	(174,974)	(41,114)	194,205	—

	21,883	(174,974)	(128,204)	194,205	(87,090)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(87,004)	—	—	—	(87,004)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,479)	—	(1,479)
Contribution from General Partner for Limited Partner unit transactions	58	—	—	—	58
Repayments from (advances to) affiliates, net	(19,927)	2,093	(3,163)	—	(20,997)
Borrowings under credit facility	—	244,220	—	—	244,220
Repayments under credit facility	—	(159,900)	—	—	(159,900)
Contributions from (distributions to) affiliate	—	—	980	—	980

	(106,873)	86,413	(3,662)	—	(24,122)

Net change in cash and cash equivalents	—	(7,415)	—	—	(7,415)
Cash and cash equivalents at beginning of year	—	9,412	—	—	9,412

Cash and cash equivalents at end of period	$—	$1,997	$—	$—	$1,997

Condensed Consolidating Statement of Cash Flows
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Three Months Ended September 30, 2007 and 2006
Sunoco Logistics Partners L.P.
Operating Highlights
Three Months Ended September 30, 2007 and 2006

	Three Months Ended
	September 30,
	2007	2006
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	67,671,264	61,320,475
Revenue per barrel mile (cents)	0.498	0.474
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	442,054	393,304
Nederland terminal	490,272	480,609
Refinery terminals(4)	727,870	658,957
Western Pipeline System:(1)(5)
Crude oil pipeline throughput (bpd)	528,407	565,639
Crude oil purchases at wellhead (bpd)	177,205	192,175
Gross margin per barrel of pipeline throughput (cents)(6)	38.3	12.6

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Includes results from the Partnership’s purchase of a 50% undivided interest in a refined products terminal in Syracuse, New York.

(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(5)	Includes results from the Partnership’s purchases of an undivided joint interest in the Mesa Pipe Line system, the Corsicana to Wichita Falls, Texas pipeline system, the Millennium and Kilgore pipeline system and the Amdel pipeline system from the acquisition dates.

(6)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.
Analysis of Consolidated Net Income
     Net income was $37.5 million for the third quarter 2007 as compared with $17.7 million for the third quarter 2006, an increase of $19.8 million. The increase was due mainly to strong demand across the operating segments as well as solid performance in the lease acquisition business.
     Net interest expense increased $1.5 million to $8.4 million for the third quarter 2007 from $7.0 million for the prior year’s quarter due to increased borrowings related to the Partnership’s organic growth program, 2006 acquisitions, investments in inventory for the lease acquisition business and the 2007 acquisition of a 50% undivided interest in a refined products terminal in Syracuse, New York.
Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System increased $3.1 million to $14.7 million for the third quarter 2007 from $11.6 million for the third quarter 2006. Sales and other operating revenue increased from $26.8 million for the prior year’s quarter to $31.0 million for the third quarter 2007 mainly due to an increase in total shipments on the Marysville, Michigan to Toledo, Ohio crude oil pipeline which was expanded in the fourth quarter of 2006 and, in the aggregate, higher revenues across our refined products pipelines attributed to increased volume and fees. Other income increased $0.7 million compared to the prior year’s quarter due primarily to an increase in equity income associated with the Partnership’s joint venture interests. Operating expenses increased to $13.5 million in the third quarter 2007 from $12.0 million in the third quarter 2006 due mainly to additional utility expense resulting from higher volume and environmental charges related to third party pipeline contractor damage, partially offset by an increase in product operating gains.
Terminal Facilities
     Operating income for the Terminal Facilities segment increased by $2.9 million to $12.6 million for the third quarter 2007, as compared to $9.7 million for the prior year’s third quarter. Total revenues increased $4.2 million from the prior year’s third quarter to $35.9 million for the third quarter 2007 due to increased throughput at our Nederland crude terminal and our refined product terminals as well as higher refined product additive fees. Operating expenses increased $0.6 million for the third quarter of 2007 to $14.9 million primarily due to increased maintenance activity and costs associated with the purchase of product additives. Selling, general and administrative expenses increased $0.6 million for the third quarter of 2007 largely due to higher employee costs.
Western Pipeline System
     Operating income for the Western Pipeline System increased $15.2 million to $18.6 million for the third quarter of 2007 from $3.4 million for the prior year quarter. The increase was due to improved asset utilization and strong lease acquisition performance as we were able to take advantage of a contango market structure. Our Mid-Valley Pipeline Company equity interest also contributed to increased profitability. Higher crude prices were a key driver of the increase in total revenue, cost of products sold and operating expenses from the prior year’s quarter which was partially offset by lower volume. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma increased to $75.33 per barrel for the third quarter 2007 from $70.55 per barrel for the third quarter of 2006. Selling, general and administrative expenses decreased $0.9 million for the third quarter of 2007 primarily due to an increase in the capitalized engineering costs related to the Partnership’s organic growth program.
Results of Operations — Nine Months Ended September 30, 2007 and 2006
Sunoco Logistics Partners L.P.
Operating Highlights
Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended
	September 30,
	2007	2006
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	64,820,837	60,254,723
Revenue per barrel mile (cents)	0.485	0.470
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	432,685	388,996
Nederland terminal	521,147	473,117
Refinery terminals(4)	686,033	688,553
Western Pipeline System:(1)(5)
Crude oil pipeline throughput (bpd)	532,656	523,780
Crude oil purchases at wellhead (bpd)	180,826	191,894
Gross margin per barrel of pipeline throughput (cents)(6)	27.8	24.3

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Includes results from the Partnership’s purchase of a 50% undivided interest in a refined products terminal in Syracuse, New York.

(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(5)	Includes results from the Partnership’s purchases of an undivided joint interest in the Mesa Pipe Line system, the Corsicana to Wichita Falls, Texas pipeline system, the Millennium and Kilgore pipeline system and the Amdel pipeline system from the acquisition dates.

(6)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.
Analysis of Consolidated Net Income
     Net income was $85.1 million for the nine-month period ended September 2007 as compared with $62.4 million for the comparable period in 2006, an increase of $22.7 million. This increase was due mainly to strong performance in the Terminal Facilities and Western Pipeline segments, the August 2006 acquisition of an equity interest in the Mid-Valley Pipeline Company, and the March 2006 acquisitions of the Kilgore and Millennium pipelines. These increases were partially offset by higher interest expense related to the Partnership’s organic growth program and 2006 and 2007 acquisitions.
     Net interest expense increased $6.7 million to $26.5 million for the first nine months of 2007 from $19.8 million for the first nine months of 2006 due to increased borrowings related to the Partnership’s organic growth program as well as inventory adjustments and the previously mentioned acquisitions.
Analysis of Segment Operating Income
Eastern Pipeline System
     Operating income for the Eastern Pipeline System increased $2.4 million to $35.2 million for the first nine months of 2007 from $32.8 million for the first nine months of 2006. Sales and other operating revenue increased from $77.3 million for the prior year’s period to $85.9 million for the nine months ended September 2007 mainly due to increased shipments on the expanded Marysville crude line, and in the aggregate, higher revenue across our refined products pipelines attributable to increased volume and fees. Other income increased by $2.2 million to $10.4 million for the first nine months of 2007 from $8.2 million for the prior year period due to equity income associated with the Partnership’s joint venture interests. Operating expenses increased by $6.9 million due to the timing of maintenance activity, additional utility expense related to higher throughput, environmental charges due to third party pipeline contractor damage, and a reduction in product operating gains. Selling, general and administrative expenses increased from $13.0 million in the first nine months of 2006 to $15.2 million in the first nine months of 2007 due mainly to decreased capitalization of certain engineering costs. Depreciation and amortization expense decreased $0.6 million in the first nine months of 2007 to $6.8 million as certain assets reached the end of their depreciable life during the third quarter of 2006.
Terminal Facilities
     Operating income for the Terminal Facilities segment increased by $11.4 million to $40.3 million for the nine months ended September 2007, as compared to $28.9 million for the prior year’s corresponding period. Total revenue increased $12.9 million to $104.0 million in the first nine months of 2007 due primarily to increased throughput at the Partnership’s Nederland crude terminal and refined product terminals as well as higher refined product additive fees. Operating expenses increased $0.6 million for the nine months ended September 30, 2007 to $40.2 million primarily due to increased maintenance activity and costs associated with the purchase of product additives. The increase in selling, general and administrative expense of $0.9 million was largely due to higher employee costs and was partially offset by an insurance recovery related to the 2005 hurricane loss.
Western Pipeline System
     Operating income for the Western Pipeline System increased $15.5 million to $36.0 million for the first nine months of 2007 from $20.5 million for the first nine months of 2006. The increase resulted from higher lease acquisition results and higher crude oil pipeline volume from the 2006 acquisitions previously mentioned. Total revenue, cost of products sold and operating expenses increased compared with the nine months ended September 30, 2006 due principally to higher bulk purchase and sale activity. A decrease in crude prices partially offset the volume impact on revenue with the average price of West Texas Intermediate crude oil at Cushing, Oklahoma, decreasing to $66.26 per barrel for the nine months ended September 30, 2007 from $68.29 per barrel for the comparable period in 2006. Operating expenses were higher as a result of increased costs associated with operating the assets acquired in 2006. Selling, general and administrative expenses decreased $2.5 million due primarily to the absence of Western Area office relocation costs which were incurred during the first quarter 2006 and an increase in the capitalization of certain engineering costs associated with the Partnership’s organic growth program, partially offset by higher employee costs. Depreciation and amortization expense increased $1.2 million in the first nine months of 2007 to $9.7 million as a result of 2006 acquisitions.
Liquidity and Capital Resources
Liquidity
     Cash generated from operations and borrowings under the credit facilities are the Partnership’s primary sources of liquidity. At September 30, 2007, the Partnership had net working capital of $15.0 million and available borrowing capacity under the $400 million Credit Facility (the “Credit Facility”) of $247.7 million. The Partnership’s working capital position also reflects crude oil inventories under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $152.7 million at September 30, 2007.
Capital Resources
     The Partnership periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.
     Credit Facility
     On August 8, 2007, Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, entered into a new, five-year $400 million Credit Facility. This Credit Facility replaces the Operating Partnership’s previous credit facility agreement that was scheduled to mature on November 22, 2010. The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012.
     During the nine months ended September 30, 2007, there were net borrowings of $84.3 million drawn against the credit facilities to fund the Partnership’s organic growth program, investments in inventory for the lease acquisition business and the acquisition of a 50% undivided interest in a refined products terminal in Syracuse, New York. As of September 30, 2007, there was $247.7 million available under the Credit Facility to fund the Partnership’s organic growth capital program, and for general Partnership purposes, including to finance pending and future acquisitions.
     Senior Notes and Equity Offerings
     During May 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016 at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of September 30, 2007. Concurrently with the issuance of the Senior Notes, the Partnership sold 2.4 million common units in a public offering. In June 2006, the Partnership sold an additional 280,000 common units to cover over-allotments in connection with the May 2006 sale. The total sale of units resulted in gross proceeds of $115.2 million, and net proceeds of $110.3 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the offering were used to repay a portion of the $216.1 million of the debt incurred under the previous revolving credit facility. As a result of this issuance of 2.68 million common units, the general partner contributed $2.4 million to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded this amount as a capital contribution to Partners’ Capital within its condensed consolidated balance sheet. The net proceeds from the Senior Notes offering of limited partner common units, were used to repay the $216.1 million in outstanding borrowings under the Partnership’s previous credit facility. The balance of the proceeds from the offerings was used to fund the Partnership’s organic growth capital program and for general Partnership purposes.

Cash Flows and Capital Expenditures
     Net cash provided by operating activities for the nine months ended September 30, 2007 was $103.8 million compared with $110.7 million for the first nine-months of 2006. Net cash provided by operating activities for the first nine-months of 2007 was primarily the result of net income of $85.1 million and depreciation and amortization of $27.9 million, partially offset by a $19.8 million increase in working capital. The increase in working capital is primarily attributable to an increase in accounts receivable due to higher revenues, partially offset by a decrease in inventory associated with the reduction of contango inventory positions. Net cash provided by operating activities for the first nine months of 2006 was principally the result of net income of $62.4 million, depreciation and amortization of $27.2 million and decrease in working capital of $25.0 million.
     Net cash used in investing activities for the nine months ended September 30, 2007 was $87.1 million compared with $207.2 million for the first nine months of 2006. The decrease between periods is due primarily to the acquisitions of the Millennium and Kilgore crude oil pipelines and the Amdel crude oil pipeline in March 2006.
     Net cash used in financing activities for the first nine months of 2007 was $24.1 million compared with net cash provided by financing activities of $93.7 million for the first nine months of 2006. Net cash used in financing activities for the first nine months of 2007 was the result of $87.0 million in distributions paid to limited partners and the general partner, and $21.0 million in net advances to affiliates. This decrease was partially offset by an $84.3 million increase in net borrowings under the Partnership’s credit facilities to fund the Partnership’s organic growth capital program, contango inventory positions, and to purchase a 50% undivided interest in a refined products terminal located in Syracuse, New York. Net cash provided by financing activities for the first nine months of 2006 was the result of $110.3 million of net proceeds from the offering of 2.68 million limited partner common units and $173.3 million of net proceeds from the issuance of 6.125 percent Senior Notes in May 2006. This increase was partially offset by $71.2 million in distributions paid to limited partners and the general partner, a net repayment of $60.6 million of outstanding borrowings under the Partnership’s previous Credit Facility and $51.4 million in capital distributions to Sunoco due primarily to the acquisition of a 55.3 percent interest in the Mid-Valley Pipeline Company discussed earlier.
     Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at September 30, 2007 and December 31, 2006 represent amounts due from Sunoco under this agreement.
Capital Requirements
     The pipeline, terminalling, and crude oil transport operations are capital intensive, requiring significant investment to maintain, upgrade or enhance existing operations and to meet environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:
•	Maintenance capital expenditures, such as those required to maintain equipment reliability, tankage and pipeline integrity and safety, to address environmental regulations and to improve operating efficiencies;

•	Expansion capital expenditures to acquire assets to grow the business and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.
     The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Nine Months Ended
	September 30,
	2007	2006
Maintenance	$14,562	$16,882
Expansion	72,528	188,113

	$87,090	$204,995

     Maintenance capital expenditures for the nine months ended September 30, 2007 were $14.6 million compared to $16.9 million for the nine months ended September 30, 2006. Management anticipates maintenance capital expenditures of approximately $25.0 million for the year ended December 31, 2007, which is in line with spending for 2006.
     Expansion capital expenditures decreased by $115.6 million to $72.5 million for the nine months ended September 30, 2007. Expansion capital for the nine months ended September 30, 2007 includes the construction in progress of three crude oil storage tanks and a crude oil pipeline from the Nederland Terminal to Motiva’s Port Arthur, Texas refinery. Expansion capital also included continued construction at Nederland of seven new crude oil storage tanks with a total capacity of approximately 4.2 million shell barrels, additional pipeline connections in the Western Pipeline System, and the second quarter of 2007 acquisition of a 50 percent interest in the Syracuse, New York refined products terminal. Expansion capital for nine months ended September 30, 2006 included the acquisition of the Millennium and Kilgore pipelines, the Amdel pipeline and the equity interest in Mid-Valley for approximately $121.4 million.
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
     The $400 million Credit Facility generally exposes the Partnership to interest rate risk since it bears interest at a variable rate of 5.93 percent at September 30, 2007. A one percent change in interest rates changes annual interest expense by approximately $1.5 million based on outstanding borrowings under the Credit Facility of $152.3 million at September 30, 2007.
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     Sunoco Partners Marketing & Terminals L.P. (“SPMT”), which is wholly owned by the Partnership, has received a proposed penalty assessment from the Internal Revenue Service (“IRS”) in the aggregate amount of $5.1 million based on a failure to timely file excise tax information returns relating to its terminal operations during the calendar years 2004 and 2005. SPMT became current on its information return filings with the IRS in July of 2006. SPMT believes it had reasonable cause for the failure to not file the information returns on a timely basis, and intends to seek the elimination of the asserted penalties. The proposed penalties are for the failure to file information returns rather than any failure to pay taxes due, as no taxes were owed by SPMT in connection with such information. The timing or outcome of this claim, and the total costs to be incurred by SPMT in connection therewith, cannot be reasonably estimated at this time.
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
     There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at September 30, 2007.
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
Date: October 31, 2007