Form 10-Q/A
period 2007-09-30
SUNOCO LOGISTICS PARTNERS LP
filed 2007-11-19
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2007, the number of the registrant’s Common Units outstanding was:

28,586,280.

EXPLANATORY NOTE

This Form 10-Q/A of Sunoco Logistics Partners L.P. (the “Partnership”) constitutes Amendment No. 1 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, originally filed with the Securities and Exchange Commission on October 31, 2007 (the “Report”).

The purpose of this amendment is to revise Part II, Item 6 (“Other Information - Exhibits”) of the Report by adding, as Exhibit 10.1 thereto, that certain Five-Year $400 Million Credit Agreement, entered into as of August 8, 2007, among Sunoco Logistics Partners Operations L.P., a wholly owned subsidiary of the Partnership, as Borrower; the Partnership, as Guarantor; each lender from time to time party thereto; and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Credit Agreement”). The Credit Agreement was described in the Report, and also in an earlier Current Report on Form 8-K, filed by the Partnership on August 13, 2007.

This amendment continues to speak as of the date of the Report. The disclosures contained in this amendment have not been updated to reflect any events that may have occurred subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not alter any part of the content of the Report, except for the changes and additional information provided herein. Except as described above, this amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

PART II

OTHER INFORMATION

The Report is hereby amended to add the Credit Agreement as Exhibit 10.1.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Five-Year $400 Million Credit Agreement, entered into as of August 8, 2007, among Sunoco Logistics Partners Operations L.P., a wholly owned subsidiary of the Partnership, as Borrower; the Partnership, as Guarantor; each lender from time to time party thereto, and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

31.1	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LOGISTICS PARTNERS L.P.

By:	Sunoco Partners LLC,
its General Partner

/s/ NEAL E. MURPHY
Neal E. Murphy
Vice President and
Chief Financial Officer

Date: November 19, 2007