Form 10-K
period 2007-12-31
SUNOCO LOGISTICS PARTNERS LP
filed 2008-02-26
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.    Yes    ☐    No    ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes    ☐    No    ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☐    No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.:    Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes    ☐    No    ☒

The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10 percent or more of the Common Units outstanding (including the General Partner of the registrant, Sunoco Partners LLC, as if they may be affiliates of the registrant)) was approximately $992.7 million as of June 30, 2007, based on $60.08 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date.

At February 25, 2008, the number of the registrant’s Common Units outstanding was 28,657,485.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward-Looking Statements

Some of the information included in this annual report on Form 10-K contains “forward-looking” statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and information relating to Sunoco Logistics Partners L.P. (the “Partnership”) that is based on the beliefs of its management as well as assumptions made by and information currently available to management.

Forward-looking statements discuss expected future results based on current and pending business operations, and may be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled” or similar expressions. Although management of the Partnership believes these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

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

PART I

ITEM 1. BUSINESS

(a) General Development of Business

The Partnership is a publicly traded Delaware limited partnership that owns, operates and acquires a geographically diverse portfolio of complementary pipeline, terminalling, and crude oil acquisition and marketing assets. The principal executive offices of Sunoco Partners LLC, the Partnership’s general partner (the “General Partner”), are located at Mellon Bank Center, 1735 Market Street, Suite LL, Philadelphia, Pennsylvania 19103 (telephone (866) 248-4344). The Partnership’s website address is www.sunocologistics.com.

Sunoco, Inc., and its wholly-owned subsidiaries including Sunoco, Inc. (R&M), owns approximately 43.4 percent of the partnership interests at December 31, 2007, including a 2 percent general partner interest. Sunoco, Inc. and Sunoco, Inc. (R&M) are collectively referred to as “Sunoco”.

(b) Financial Information about Segments

See Part II, Item 8. Financial Statements and Supplementary Data.

(c) Narrative Description of Business

The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil in 12 states located in the Northeast, Midwest and Southwest United States. Sunoco accounted for approximately 23 percent of the Partnership’s total revenues for the year ended December 31, 2007. The business comprises three segments:

•

The Eastern Pipeline System primarily serves the Northeast and Midwest United States operations of Sunoco and includes: approximately 1,650 miles of refined product pipelines, including a two-thirds undivided interest in the 80-mile refined product Harbor pipeline, and 58 miles of interrefinery pipelines between two of Sunoco’s refineries; approximately 140 miles of crude oil pipelines; a 9.4 percent interest in Explorer Pipeline Company, a joint venture that owns a 1,881-mile refined product pipeline; a 31.5 percent interest in Wolverine Pipe Line Company, a joint venture that owns a 721-mile refined product pipeline; a 12.3 percent interest in West Shore Pipe Line Company, a joint venture that owns a 652-mile refined product pipeline; and a 14.0 percent interest in Yellowstone Pipe Line Company, a joint venture that owns a 750-mile refined product pipeline.

•

The Terminal Facilities consist of 36 refined product terminals with an aggregate storage capacity of 6.2 million barrels, primarily serving the Partnership’s Eastern Pipeline System; the Nederland Terminal, a 14.7 million barrel marine crude oil terminal on the Texas Gulf Coast; a 2.0 million barrel refined product terminal serving Sunoco’s Marcus Hook refinery near Philadelphia, Pennsylvania; one inland and two marine crude oil terminals with a combined capacity of 3.4 million barrels, and related pipelines, which serve Sunoco’s Philadelphia refinery; a ship and barge dock which serves Sunoco’s Eagle Point refinery; and a 1.0 million barrel liquefied petroleum gas (“LPG”) terminal near Detroit, Michigan.

•

The Western Pipeline System gathers, purchases, sells, and transports crude oil principally in Oklahoma and Texas and consists of approximately 3,200 miles of crude oil trunk pipelines, including a 37.0 percent undivided interest in the 80-mile Mesa Pipe Line system, and approximately 500 miles of crude oil gathering lines that supply the trunk pipelines; approximately 115 crude oil transport trucks; approximately 150 crude oil truck unloading facilities; a 55.3 percent economic interest (50 percent voting interest) in the Mid-Valley Pipeline Company, a joint venture that owns a 994-mile pipeline and a 43.8 percent interest in West Texas Gulf Pipe Line Company, a joint venture that owns a 579-mile crude oil pipeline.

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

For the year ended December 31, 2007, Sunoco accounted for approximately 62 percent of the Eastern Pipeline segment’s total revenues, approximately 65 percent of the Terminal Facilities segment’s total revenues, and approximately 21 percent of the Western Pipeline System segment’s total revenues.

Eastern Pipeline System

Refined Product Pipelines

The Partnership owns and operates approximately 1,650 miles of refined product pipelines in the Northeast and Midwest United States. The refined product pipelines transport refined products from Sunoco’s Philadelphia and Marcus Hook, Pennsylvania, Toledo, Ohio and Eagle Point, New Jersey refineries, as well as from third party locations, to markets in New York, New Jersey, Pennsylvania, Ohio, and Michigan. The refined products transported in these pipelines include multiple grades of gasoline, middle distillates (such as heating oil, diesel and jet fuel), liquefied petroleum gas (“LPGs”) (such as propane and butane), refining feedstocks, and other hydrocarbons. The Federal Energy Regulatory Commission (“FERC”) regulates the rates for interstate shipments on the Eastern Pipeline System and the Pennsylvania Public Utility Commission (“PA PUC”) regulates the rates for intrastate shipments in Pennsylvania. The Partnership also leases to Sunoco three bi-directional, 18-mile interrefinery pipelines and a four-mile pipeline spur extending to the Philadelphia International Airport.

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

	Year Ended December 31,
	2005	2006	2007
Total shipments (in thousands of barrel miles per day)	46,144	48,493	49,963

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

Crude Oil Pipelines

The Eastern Pipeline system includes a 123-mile, 16-inch crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio. This pipeline receives crude oil from the Enbridge pipeline system for delivery to Sunoco and BP refineries located in Toledo, Ohio and to Marathon’s Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan. Marysville is also a truck injection point for local production. During 2006, the Partnership completed an expansion project on the Marysville pipeline that increased capacity by approximately 20 percent to approximately 190,000 barrels per day (“bpd”).

The table below sets forth the average daily number of barrels of crude oil transported through this crude oil pipeline in each of the years presented:

	Year Ended December 31,
	2005(1)	2006	2007
Crude oil throughput (in bpd)	92,778	124,512	146,200

(1)	Production issues at two third-party Canadian synthetic crude oil plants resulted in lower shipments on the Marysville to Toledo crude oil pipeline in 2005.

Explorer Pipeline

The Partnership owns a 9.4 percent interest in Explorer Pipeline Company (“Explorer”), a joint venture that owns a 1,881-mile common carrier refined product pipeline. The system, which is operated by Explorer employees, originates from the refining centers of Lake Charles, Louisiana and Beaumont, Port Arthur and Houston, Texas, and extends to Chicago, Illinois, with delivery points in the Houston, Dallas/Fort Worth, Tulsa, St. Louis, and Chicago areas. Explorer charges market-based rates for all its tariffs.

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

Terminal Facilities

Refined Product Terminals

The Partnership’s 36 refined product terminals receive refined products from pipelines, barges, rail, and trucks and distribute them to Sunoco and to third parties, who in turn deliver them to end-users and retail outlets.

Terminals are facilities where refined products are transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called “terminalling.” Terminals play a key role in moving product to the end-user market by providing the following services: storage; distribution; blending to achieve specified grades of gasoline; and other ancillary services that include the injection of additives and the filtering of jet fuel. Typically, the Partnership’s terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day. This automated system provides for control of allocations, credit, and carrier certification. In 2007, the Partnership acquired a 50 percent interest in a refined products terminal in Syracuse, NY.

The Partnership’s refined product terminals derive most of their revenues from terminalling fees paid by customers. A fee is charged for receiving refined products into the terminal and delivering them to trucks, barges, or pipelines. In addition to terminalling fees, the Partnership generates revenues by charging customers fees for blending, including ethanol blending, injecting additives, and filtering jet fuel. Refined product terminals generate the balance of their revenues from the handling of other hydrocarbons. Sunoco accounts for a significant portion of the Partnership’s refined product terminal revenues. The Eastern Pipeline System supplies the majority of the Partnership’s refined product terminals, with third-party pipelines and barges supplying the remainder.

The table below sets forth the total average daily throughput for the refined product terminals in each of the years presented:

	Year Ended December 31,
	2005	2006	2007
Refined products throughput (bpd)	389,523	391,718	433,797

The Partnership’s refined product terminals include the following assets acquired since December 31, 2004:

•

Syracuse Terminal Acquisition. On June 1, 2007, the Partnership purchased a 50 percent undivided interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation for approximately $13.4 million. Total terminal storage capacity is approximately 550,000 barrels.

The following table outlines the number of terminals and storage capacity in barrels (“bbls”) by state:

State	Number of Terminals	Storage Capacity
		(bbls)
Indiana	1	206,500
Maryland	1	663,900
Michigan	2	406,700
New Jersey	4	762,600
New York(1,2)	4	915,800
Ohio	7	915,900
Pennsylvania	16	2,008,800
Virginia	1	276,900

Total	36	6,157,100

(1)

The Partnership has a 45 percent ownership interest in a terminal at Inwood, New York. The storage capacity included in the table represents the proportionate share of capacity attributable to the Partnership’s ownership interest.

(2)

The Partnership has a 50 percent ownership interest in a terminal at Syracuse, New York. The storage capacity included in the table represents the proportionate share of capacity attributable to the Partnership’s ownership interest.

Nederland Terminal

The Nederland Terminal, which is located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal that provides storage and distribution services for refiners and other large transporters of crude oil. The terminal receives, stores, and distributes crude oil, feedstocks, lubricants, petrochemicals, and bunker oils (used for fueling ships and other marine vessels). In addition, it also blends lubricants and is equipped with petroleum laboratory facilities. The terminal currently has a total shell storage capacity of approximately 14.7 million barrels in 132 aboveground storage tanks with individual capacities of up to 660,000 barrels. During 2007, the Partnership continued construction of seven new tanks with a capacity of 4.2 million shell barrels of storage capacity, four of which were placed into service in 2007. Construction also continued around the Partnership’s agreement with Motiva Enterprises LLC, which includes three crude oil storage tanks at the Partnership’s Nederland Terminal and a crude oil pipeline from Nederland to Motiva’s Port Arthur, Texas refinery.

The Nederland Terminal can receive crude oil at each of its five ship docks and three barge berths, which can accommodate any vessel capable of navigating the 40-foot freshwater draft of the Sabine-Neches Ship Channel. The five ship docks are capable of receiving over 1.0 million bpd of crude oil. The terminal can also receive crude oil through a number of pipelines, including the Shell pipeline from Louisiana, the Cameron Highway pipeline, the ExxonMobil Pegasus pipeline, the Department of Energy (“DOE”) Big Hill pipeline, the DOE West Hackberry pipeline, and the Partnership’s Western Pipeline System. The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill near Winnie, Texas, which have an aggregate storage capacity of 370 million barrels. In the first quarter of 2006 ExxonMobil reversed the flow of crude oil on its Pegasus pipeline from Patoka, Illinois to the Nederland Terminal, which resulted in the flow of Canadian crude oil to the Nederland Terminal beginning in April 2006.

The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge, ship, rail, or truck. In the aggregate, the terminal is capable of delivering over 1.9 million bpd of crude oil to 12 connecting pipelines. The connecting pipelines include the ExxonMobil pipeline to its Beaumont, Texas refinery; the DOE pipelines to the Big Hill and West Hackberry Strategic Petroleum Reserve caverns; the Valero pipeline to its Port Arthur, Texas refinery; the Total pipelines to its Port Arthur, Texas refinery; the Shell pipeline to Houston, Texas refineries; West Texas Gulf and the Partnership’s pipelines to the Mid-Valley pipeline at Longview, Texas and to the CITGO pipeline at Sour Lake, Texas; the Partnership’s pipeline to Seabreeze, Texas; and the Partnership’s pipeline to the Alon Big Spring, Texas refinery and Midland, Texas. In December 2006, the Partnership executed an agreement with Motiva Enterprises LLC to construct three additional crude oil storage tanks, with a combined capacity of approximately 2.0 million shell barrels of storage capacity, and provide a new approximately 8 mile 30”crude oil pipeline connection from the Nederland Terminal to Motiva’s Port Arthur, Texas refinery. Construction of these assets is expected to be completed on or before January 2010.

The table below sets forth the total average daily throughput for the Nederland Terminal in each of the years presented:

	Year Ended December 31,
	2005	2006	2007
Crude oil and refined products throughput (bpd)	457,655	461,943	507,312

Revenues are generated at the Nederland Terminal primarily by providing term or spot storage services and throughput capability to a number of customers. The majority of the terminal’s revenues in 2007 were from unaffiliated third parties.

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

The Fort Mifflin Terminal consists of two ship docks with 40-foot freshwater drafts and nine tanks with a total storage capacity of 570,000 barrels. Crude oil and some refined products enter the Fort Mifflin Terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude oil carrier-class tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.

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

The table below sets forth the average daily number of barrels of crude oil and refined products delivered to Sunoco’s Philadelphia refinery in each of the years presented:

	Year Ended December 31,
	2005	2006	2007
Crude oil throughput (bpd)	321,623	305,539	296,976
Refined products throughput (bpd)	5,533	14,256	13,972

Total (bpd)	327,156	319,795	310,948

Marcus Hook Tank Farm

The Marcus Hook Tank Farm stores substantially all of the gasoline and middle distillates that Sunoco ships from its Marcus Hook refinery. This facility has 16 tanks with a total storage capacity of approximately 2.0 million barrels. After receipt of refined products from the Marcus Hook refinery, the tank farm either stores or delivers them to the Partnership’s Twin Oaks terminal, to the Twin Oaks pump station, which supplies the Eastern Pipeline System or to a third party terminal via pipeline.

The table below sets forth the total average daily throughput for the Marcus Hook Tank Farm in each of the years presented:

	Year Ended December 31,
	2005	2006	2007
Refined products throughput (bpd)	149,934	151,093	146,112

Eagle Point Dock

The Eagle Point Dock is located on the Delaware River and is connected to the Sunoco Eagle Point refinery. It can accommodate three ships or barges and supplies the Eagle Point refinery with all of its crude oil. The dock can also receive and deliver crude oil, intermediate products and refined products to outbound ships and barges.

The table below sets forth the total average daily throughput for the Eagle Point Dock in each of the years presented:

	Year Ended December 31,
	2005	2006	2007
Crude oil throughput (bpd)	146,720	136,473	138,159
Refined products throughput (bpd)	78,439	80,448	100,649

Total (bpd)	225,159	216,921	238,808

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

	Year Ended December 31,
	2005(1)	2006(2)(3)	2007(3)
Crude oil and other feedstocks throughput (bpd)	356,129	526,014	527,491

(1)	Includes results from the Corsicana to Wichita Falls crude oil pipeline and the undivided interest in the Mesa pipeline from the acquisition date.
(2)	Includes results from the Millennium and Kilgore crude oil pipelines and the Amdel and White Oil crude oil pipelines from the acquisition dates.
(3)	Excludes results from the joint venture interests.

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

The Partnership’s Texas crude oil pipeline system also includes the following assets acquired since December 31, 2004:

•

Corsicana to Wichita Falls Pipeline Acquisition. On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for approximately $100.0 million. The pipeline system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 bpd. It originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The storage facilities include the Corsicana terminal, which has 2.9 million barrels of shell capacity for crude oil, and the Ringgold, Texas terminal, which consists of 0.5 million barrels of shell capacity for crude oil. In addition, the Partnership invested approximately $16.0 million to construct a new 20-mile, 24-inch pipeline to connect the Corsicana terminal to the West Texas Gulf pipeline at Wortham, Texas, in which the Partnership has a 43.8 percent ownership interest. Construction of the new 20-mile pipeline was completed in December 2005.

•

Mesa Pipe Line Undivided Interest Acquisition. On December 5, 2005, the Partnership purchased a subsidiary of Sunoco, which owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million. The Mesa Pipe Line system consists of an 80-mile, 24-inch crude oil pipeline from Midland, Texas to Colorado City, Texas, with an operating capacity of 316,000 bpd, and approximately 0.8 million barrels of shell capacity at Midland. The Mesa pipeline connects to the West Texas Gulf pipeline, which supplies crude oil to the Mid-Valley pipeline as well as to the Corsicana to Wichita Falls system and other West Texas Gulf delivery points. On December 29, 2005, the Partnership purchased an additional 29.8 percent interest in Mesa from Chevron for approximately $5.3 million, increasing the Partnership’s ownership to 37.0 percent. On April 21, 2006, the Partnership and Plains All American Pipeline, L.P. agreed to extend the Mesa operating agreement, previously scheduled to expire on June 30, 2006, until December 31, 2009.

•

Millennium and Kilgore Pipeline Acquisition. On March 1, 2006, the Partnership purchased a Texas crude oil pipeline system from affiliates of Black Hills Energy, Inc. for approximately $40.9 million. The acquisition consists of (a) the Millennium Pipeline, a 200-mile, 12-inch crude oil pipeline with approximately 65,000 bpd operating capacity, originating near the Partnership’s Nederland Terminal, and terminating at Longview Texas; (b) the Kilgore Pipeline, a 190-mile, 10-inch crude oil pipeline with approximately 35,000 barrel per day capacity originating in Kilgore, Texas and terminating at the Oil Tanking terminal in the Houston, Texas region; (c) approximately 0.9 million barrels of shell storage capacity at Kilgore, and Longview, Texas, approximately 0.6 million of which were inactive; (d) a crude oil sales and marketing business; and (e) crude oil line fill and working inventory.

•

Amdel and White Oil Pipeline Acquisition. On March 1, 2006, the Partnership acquired a Texas crude oil pipeline system from Alon USA Energy, Inc. for approximately $68.0 million. The system consists of (a) the Amdel Pipeline, a 503-mile, 10-inch common carrier crude oil pipeline with approximately 27,000 bpd operating capacity, originating at the Nederland Terminal, and terminating at Midland, Texas, and (b) the White Oil Pipeline, a 25-mile, 10-inch crude oil pipeline with approximately 40,000 bpd operating capacity, originating at the Amdel Pipeline and terminating at Alon’s Big Spring, Texas refinery. Alon has agreed to ship a minimum of 15,000 bpd on the pipelines under a 10-year, throughput and deficiency agreement. The pipelines were idle at the time of purchase and were re-commissioned by the Partnership during the second quarter 2006. The pipelines began making deliveries during the fourth quarter 2006. During the first quarter of 2007, the Partnership completed a project to expand the capacity on the Amdel Pipeline from approximately 27,000 to 40,000 bpd. The Partnership also is constructing new tankage at the Nederland Terminal to service these new volumes more efficiently and expects the project to be completed during 2008.

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

In November 2007, the U.S. Department of Energy awarded a contract to the Partnership for the exchange of royalty oil produced from the Gulf Coast for crude oil meeting the requirements of the Strategic Petroleum Reserve. The contract terms apply royalty-in-kind exchange provisions that require the Partnership to: (1) take delivery of crude oil owed to the U.S. Government from offshore Gulf Coast federal leases; and (2) deliver to the Strategic Petroleum Reserve a volume of crude oil that meets certain specifications. Under its contract, deliveries of royalty oil to the Partnership began in January, 2008, and will continue for a period of six months, ending in June, 2008. The total volume of royalty oil so delivered is expected to be approximately three million barrels. Starting in February, 2008, the Partnership, through its Nederland Terminal facility, began monthly deliveries of sweet crude oil into the Strategic Petroleum Reserve site in West Hackberry, LA, for a period of six months, ending in July 2008. The Partnership’s performance obligations under its contract with the DOE are secured by two standby letters of credit, each in the amount of $65.2 million.

The Partnership enters into contracts with producers at market prices generally for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. For the year ended December 31, 2007, the Partnership purchased 164,432 bpd from approximately 3,400 producers and from approximately 34,000 leases, and undertook 400,084 bpd of exchanges and bulk purchases during the same period.

The following table shows the Partnership’s average daily volume for crude oil lease purchases and sales and other exchanges and bulk purchases for the years presented:

	Year Ended December 31,
	2005	2006	2007
	(in thousands of bpd)
Lease purchases:
Available for sale	164	176	164
Exchanged	22	16	14
Other exchanges and bulk purchases	237	295	400

Total Purchases	423	487	578

Sales:
Sunoco refineries:
Toledo	27	32	20
Tulsa	62	78	50
Third parties	96	103	166
Exchanges:
Purchased at the lease	22	16	14
Other	216	256	330

Total Sales	423	485	580

Crude Oil Trucking

The Partnership owns approximately 125 crude oil truck unloading facilities in Oklahoma, Texas, and New Mexico, the majority of which are located on the Partnership’s pipeline system. Approximately 225 crude oil truck drivers are used by a subsidiary of the general partner of the Partnership and approximately 115 crude oil transport trucks are owned. The crude oil truck drivers pick up crude oil at production lease sites and transport it to various truck unloading facilities on the Partnership’s pipelines and third-party pipelines. Third-party trucking firms are also retained to transport crude oil to certain facilities.

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

Acquisitions

The Partnership completed the following acquisitions in the three years ended December 31, 2007:

Syracuse Terminal Acquisition. On June 1, 2007, the Partnership purchased a 50 percent undivided interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of

Exxon Mobil Corporation for approximately $13.4 million. For further information, see “Terminal Facilities” discussion above.

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

Competition

As a result of the physical integration with Sunoco, the Partnership believes that it will not face significant competition for crude oil transported to the Philadelphia, Toledo, Tulsa, and Eagle Point refineries, or refined products transported from the Philadelphia, Marcus Hook, Toledo, and Eagle Point refineries. For further information on this agreement, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco.” For the year ended December 31, 2007, Sunoco accounted for approximately 23 percent of the Partnership’s total revenues.

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

In addition, the Partnership, including its interests in corporate joint ventures, faces competition from trucks that deliver refined products in a number of areas that it serves. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volume in many areas that are served by trucks. The availability of truck transportation places a significant competitive constraint on the Partnership’s ability to increase tariff rates.

Terminal Facilities

Historically, except for the Nederland Terminal, essentially all of the throughput at the Terminal Facilities segment has come from Sunoco. Under the terms of the pipelines and terminals storage and throughput agreements and other agreements, the Partnership will continue to receive a significant portion of the throughput at these facilities from Sunoco.

The 36 refined product terminals compete with other independent terminals regarding price, versatility, and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies, and distribution companies with marketing and trading activities.

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

Sunoco has granted the Partnership a ten-year option, which expires in 2012, to purchase its interest in Inland Corporation for fair market value at the date of purchase. Sunoco’s interests in Inland Corporation is subject to agreements with the other interest owners that include, among other things, consent requirements and rights of first refusal that may be triggered upon certain transfers. The exercise of the options with respect to this asset is subject to the terms and conditions of those agreements.

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

Safety Regulation

A majority of the Partnership’s pipelines are subject to United States Department of Transportation (“DOT”) regulations and to regulation under comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. In addition, the Partnership must permit access to and copying of records and must prepare certain reports and provide information required by the Secretary of Transportation.

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

In connection with the February 2002 IPO, and the contribution of pipeline and terminalling assets to the Partnership by affiliates of Sunoco, Inc., Sunoco agreed to indemnify the Partnership for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of,

February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. In addition, this indemnification applies to the interests in the Mesa Pipeline system and the Mid-Valley Pipeline purchased from Sunoco following the IPO. Any remediation liabilities not covered by this indemnity will be the Partnership’s responsibility. The Partnership has agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the transferred assets occurring after February 8, 2002, and for environmental and toxic tort liabilities related to these assets to the extent Sunoco is not required to indemnify the Partnership. Total future costs for environmental remediation activities will depend upon, among other things, the extent of impact at each site, the timing and nature of required remedial actions, the technology available, and the determination of the Partnership’s liability at multi-party sites. As of December 31, 2007, all material environmental liabilities incurred by, and known to, the Partnership are either covered by the environmental indemnification or reserved for by the Partnership within its financial statements.

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

The Partnership’s customers, including Sunoco, are also subject to, and affected by, environmental regulations. As a result of these regulations, Sunoco could be required to make significant capital expenditures, operate these refineries at reduced levels, and pay significant penalties. It is uncertain what Sunoco’s responses to these emerging issues will be. Those responses could reduce Sunoco’s obligations under the pipelines and terminals storage and throughput agreement, thereby reducing the Partnership’s throughput in its pipelines and terminals, cash flow, and ability to make distributions or satisfy its debt obligations.

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

Environmental Remediation

Contamination resulting from releases of refined products and crude oil is not unusual within the petroleum pipeline industry. Historic releases along the Partnership’s pipelines, gathering systems, and terminals as a result of past operations have resulted in impacts to the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at a number of properties where operations may have resulted in releases of hydrocarbons and other wastes. Sunoco has agreed to indemnify the Partnership from environmental and toxic tort liabilities related to the assets transferred to the extent such liabilities existed or arose from operation of these assets prior to the closing of the February 2002 IPO and are asserted within 30 years after the closing of the IPO. This indemnity will cover the costs associated with performance of the assessment, monitoring, and remediation programs, as well as any related claims and penalties. See “Environmental Regulation—General.”

The Partnership has experienced several petroleum releases for which it is not covered by an indemnity from Sunoco, and for which it is responsible for necessary assessment, remediation, and/or monitoring activities. Management of the Partnership estimates that the total aggregate cost of performing the currently anticipated assessment, monitoring, and remediation activities at these sites is not material in relation to its financial position at December 31, 2007. The Partnership has implemented an extensive inspection program to prevent releases of refined products or crude oil into the environment from its pipelines, gathering systems, and terminals. Any damages and liabilities incurred due to future environmental releases from the Partnership’s assets have the potential to substantially affect its business.

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

Sunoco and its subsidiaries are the only current shippers on several of the pipelines. Sunoco has agreed not to challenge, cause others to challenge, or assist others in challenging, the tariff rates for the term of the pipelines and terminals storage and throughput agreement. It is possible that any new shippers, current shippers, or other interested parties, may decide to challenge the tariff rates. If any rate challenge or challenges were successful, revenues, cash flows, and the cash available for distribution could be materially reduced.

During 2006 and 2007, the Partnership was granted permission by the FERC to charge market-based rates in most of the refined products markets it serves. In those markets where market-based rates were approved, the Partnership is able to establish rates as the Partnership determines what the market will support.

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

Employees

To carry out the Partnership’s operations, the general partner and its affiliates employed approximately 1,150 people at December 31, 2007 who provide direct support to the operations. Labor unions or associations represent approximately 600 of these employees at December 31, 2007. The general partner considers its employee relations to be good. The Partnership has no employees.

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

RISKS RELATED TO OUR BUSINESS

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

For the year ended December 31, 2007, Sunoco accounted for approximately 62 percent of our Eastern Pipeline System total revenues, 65 percent of our Terminal Facilities total revenues, and 21 percent of our Western Pipeline System total revenues. The balance of our revenues was received from third parties, and we will continue to remain dependent on third parties for these additional revenues. Our pipelines and terminals storage and throughput agreements with Sunoco provide for escalation of the fees charged to Sunoco, but the increased fees may be inadequate to cover increased costs in the future. We expect to continue to derive a substantial portion of our revenues from Sunoco for the foreseeable future. If for any reason, Sunoco were to decrease the throughput transported on our pipelines, the volumes of crude oil or refined products handled at our terminals or the amounts of crude oil purchased from us, it could materially and adversely affect our financial condition, results of operations, or cash flows.

Sunoco’s obligations to us under the pipelines and terminals storage and throughput agreements and other arrangements may be reduced or suspended in some circumstances.

Sunoco’s obligations to us under the pipelines and terminals storage and throughput agreements may be permanently reduced in some circumstances. These events include:

•

the inability of Sunoco and us to agree on the amount of any surcharge required to be paid by Sunoco to cover substantial and unanticipated costs that may be incurred in complying with new laws or governmental regulations applicable to our Terminal Facilities; and

•

a decision by Sunoco to shut down or reconfigure one or more of its refineries if Sunoco reasonably believes in good faith that such event will jeopardize its ability to satisfy its minimum revenue or throughput obligations.

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

Sunoco may reduce the volume it transports on our pipelines or delivers at our terminals to the minimum amounts it is obligated to transport or deliver under the pipelines and terminals storage and throughput agreements. In addition, the terms of Sunoco’s remaining obligations to us under the pipelines and terminals storage and throughput agreements entered into at the time of our initial public offering will expire in 2009. If Sunoco reduces its use of our facilities after expiration of this agreement or any other storage and throughput agreements between us and Sunoco, or if the terms under a new agreement are materially changed in a way that reduces revenues, and we are unable to generate additional revenues from third parties, it could materially and adversely affect our financial condition, results of operations, or cash flows.

If Sunoco underutilizes the Partnership’s refined product terminals or the Marcus Hook Tank Farm, it could materially and adversely affect our financial condition, results of operations, or cash flows.

Effective March 1, 2007 Sunoco has no minimum throughput obligations at the Partnership’s refined product terminals or the Marcus Hook Tank Farm. Because these facilities are well situated to Sunoco’s refining and marketing supply chain needs, management of the Partnership would expect Sunoco to continue to use the Partnership’s refined products terminals and Marcus Hook Tank Farm. However, there can be no assurance that Sunoco will continue to use the Partnership’s terminals and Marcus Hook Tank Farm or that additional revenues can be generated from third parties, which could materially and adversely affect our financial condition, results of operations and cash flows.

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

The primary rate-making methodology of the Federal Energy Regulatory Commission, or FERC, is price indexing. We use this methodology in many of our interstate markets. In an order issued February 24, 2003, the FERC announced that, effective July 1, 2003, the index would equal the change in the producer price index for finished goods (previously, the index was equal to the change in the producer price index for finished goods minus 1 percent). If the index falls, we would be required to reduce rates that are based on the FERC’s price indexing methodology if they exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC’s rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs.

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

Our pipelines, gathering systems, and terminal operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of refined products and crude oil result in a risk that refined products, crude oil, and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury, or property damage to private parties and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined products and crude oil for many years. Many of these properties also have been previously owned or operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control, and for which, in some cases, we have indemnified the previous owners and operators.

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

The petroleum products that we store and transport are sold by our customers for consumption into the public market. Various federal, state and local agencies have the authority to prescribe specific product quality specifications to commodities sold into the public market. Changes in product quality specifications could reduce our throughput volume, require us to incur additional handling costs or require the expenditure of capital. In addition, different product specifications for different markets impact the fungibility of the system and could require the construction of additional storage. We may be unable to recover these costs through increased revenues.

Terrorist attacks aimed at our facilities could adversely affect our business.

Since the September 11, 2001 terrorist attacks, the U.S. government has issued warnings that energy assets, specifically the nation’s pipeline and terminal infrastructure, may be the future targets of terrorist organizations. Any terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, refineries, or terminals could materially and adversely affect our financial condition, results of operations, or cash flows.

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

RISKS RELATED TO OUR PARTNERSHIP STRUCTURE

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

Sunoco indirectly owns and controls our general partner, which holds the 2 percent general partner interest and holds a 42.2 percent limited partner interest in us. Conflicts of interest may arise between Sunoco and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•

Sunoco, as a shipper on our pipelines, and a customer at our terminals, could seek lower tariff rates or terminalling fees, once the terms of Sunoco’s obligations under the pipelines and terminals storage and throughput agreements expire in 2009, or could determine not to utilize our facilities;

•

neither our partnership agreement nor any other agreement requires Sunoco to pursue a business strategy that favors us or utilizes our assets, including whether to increase or decrease refinery production, whether to shut down or reconfigure a refinery, or what markets to pursue or grow. Sunoco’s directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of Sunoco;

•	our general partner is allowed to take into account the interests of parties other than us, such as Sunoco, in resolving conflicts of interest;

•

under our partnership agreement, our general partner has limited liability and restricted fiduciary duties with respect to actions that, without these limitations and restrictions, might otherwise constitute breaches of fiduciary duty;

•	under our partnership agreement, the remedies available to our unitholders with respect to conduct by our general partner that may constitute a breach of fiduciary duty have been limited;

•

our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional partnership securities, and reserves, each of which can affect the amount of cash available for distribution to our unitholders;

•	our general partner determines which costs incurred by Sunoco and its affiliates are reimbursable by us;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any additional contractual arrangements are fair and reasonable to us; and

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including the pipelines and terminals storage and throughput agreements with Sunoco.

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

If at any time our general partner and its affiliates own more than 80 percent of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price, may not receive a return on the investment, and may incur a tax liability upon the sale.

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

Under applicable state law, our general partner has unlimited liability for our obligations, including our debts and environmental liabilities, if any, except for our contractual obligations that are expressly made without recourse to our general partner.

In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that under some circumstances a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

RISKS RELATED TO OUR DEBT

Restrictions in our debt agreements and in Sunoco’s debt agreements may prevent us from engaging in some beneficial transactions or paying distributions to unitholders.

As of December 31, 2007, our total outstanding long-term indebtedness was approximately $515.1 million. Our payment of principal and interest on the debt will reduce the cash available for distribution on our units, as will our obligation to repurchase the senior notes upon the occurrence of specified events involving a change in control of our general partner. In addition, we are prohibited by our credit facility and the senior notes from making cash distributions during an event of default, or if the payment of a distribution would cause an event of default, under any of our debt agreements. The termination of our pipelines and terminals storage and throughput agreements with Sunoco would constitute an event of default under our credit facility. Our leverage and various limitations in our credit facility and our senior notes may reduce our ability to incur additional debt, engage in some transactions, and capitalize on acquisition or other business opportunities. Since Sunoco owns and controls our general partner, we are not permitted to incur additional debt if the effect would be to cause an event of default under Sunoco’s revolving credit agreements. Similarly a default by Sunoco on its debt agreement could cause a default under our debt agreements. Any subsequent refinancing of Sunoco’s or our current debt or any new debt could have similar or greater restrictions.

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

As of December 31, 2007, we had $91.0 million of floating-rate debt. As a result, we have exposure to changes in short-term interest rates. Rising short-term rates could materially and adversely affect our financial condition, results of operations, or cash flows.

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

TAX RISKS TO OUR COMMON UNIT HOLDERS

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

The sale or exchange of 50 percent or more of our capital and profit interests during any twelve-month period will result in our termination as a partnership for federal income tax purposes.

Our partnership will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all of our unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that result from that income.

Tax gain or loss on disposition of our limited partner units could be more or less than expected.

If our unitholders sell their limited partner units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those limited partner units. Prior distributions to our unitholders in excess of the total net taxable income the unitholder was allocated for a unit, which decreased their tax basis in that unit, will, in effect, become taxable income to our unitholders if the limited partner unit is sold at a price greater than their tax basis in that limited partner unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our limited partner units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in 12 states, most of which impose a personal income tax. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all United States federal, state and local tax returns.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

See Item 1. (c) for a description of the locations and general character of the Partnership’s material properties.

ITEM 3.    LEGAL PROCEEDINGS

Sunoco Partners Marketing & Terminals L.P. (“SPMT”), which is wholly owned by the Partnership, has received a proposed penalty assessment from the Internal Revenue Service (“IRS”) in the aggregate amount of $5.1 million based on a failure to timely file excise tax information returns relating to its terminal operations during the calendar years 2004 and 2005. SPMT became current on its information return filings with the IRS in July of 2006. SPMT believes it had reasonable cause for the failure to not file the information returns on a timely basis, and provided this information to the IRS on October 19, 2007 in a formal filing. SPMT is currently awaiting a response from the IRS. The proposed penalties are for the failure to file information returns rather than any failure to pay taxes due, as no taxes were owed by SPMT in connection with such information. The timing or outcome of this claim, and the total costs to be incurred by SPMT in connection therewith, cannot be reasonably estimated at this time.

Additionally, we have received notices for violations and potential fines under various federal, state or local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the environmental proceedings listed below were decided against us, it would not be material to the Partnership’s financial position, we are required to report environmental proceedings if we reasonably believe that such proceedings will result in monetary sanctions in excess of $0.1 million.

In January 2007, the Pipeline Hazardous Materials Safety Administration proposed penalties totaling $0.2 million based on alleged violations of various pipeline safety requirements relating to our meter facilities in the Western Pipeline System. In November 2007, we received notice of administrative fines from the Delaware County Regional Water Control Authority totaling approximately $0.3 million relating to alleged non-compliance with monthly average arsenic limits. We are currently in discussions with the government agencies to resolve these matters.

There are certain legal and administrative proceedings arising prior to the February 2002 IPO pending against the Partnership’s Sunoco-affiliated predecessors and the Partnership (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify the Partnership for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be the Partnership’s responsibility. In addition Sunoco is obligated to indemnify the Partnership under certain other agreements executed after the February 2002 IPO.

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at December 31, 2007.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

The Partnership’s common units were listed on the New York Stock Exchange under the symbol “SXL” beginning on February 5, 2002. Prior to February 5, 2002, the Partnership’s equity securities were not traded on any public trading market. At the close of business on February 25, 2008, there were 89 holders of record of the Partnership’s common units. These holders of record included the general partner with 12,063,734 common units registered in its name, and Cede & Co. with 16,505,564 common units registered to it.

The high and low closing sales price ranges (composite transactions) and distributions declared by quarter for 2006 and 2007 were as follows:

	2006			2007
	Unit Price		Declared Distributions(1)	Unit Price		Declared Distributions(1)
Quarter	High	Low		High	Low
1st	$43.47	$39.95	$0.7500	$59.24	$49.68	$0.8250
2nd	$44.00	$39.60	$0.7750	$62.84	$55.54	$0.8375
3rd	$45.26	$40.75	$0.7875	$62.98	$48.92	$0.8500
4th	$50.88	$43.84	$0.8125	$58.81	$48.69	$0.8700

(1)	Distributions were declared and paid within 45 days following the close of each quarter.

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

The Partnership issued 11,383,639 subordinated units to its general partner in connection with the initial public offering in February 2002. These subordinated units were convertible to common units on a one-for-one basis provided the Partnership met applicable financial tests set forth in the Partnership Agreement. Once converted, subordinated units are no longer subordinated to the rights of the holders of common units. The Partnership met the minimum quarterly distribution requirements on all outstanding units for each of the four-quarter periods ended December 31, 2005 and 2006. As a result, the subordinated units converted to common units during 2005 through 2007.

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

SUNOCO LOGISTICS PARTNERS L.P.

	Year Ended December 31,
	2003(1)	2004(2)	2005(3)		2006(4)		2007(5)
	(in thousands, except per unit and operating data)
Income Statement Data:
Revenues:
Sales and other operating revenue:
Affiliates	$1,383,090	$1,751,612	$1,986,019		$1,842,634		$1,682,042
Unaffiliated customers	1,274,383	1,699,673	2,496,593		3,994,601		5,695,413
Other income(6)	16,730	13,932	14,295		17,315		28,381

Total revenues	2,674,203	3,465,217	4,496,907		5,854,550		7,405,836

Costs and expenses:
Cost of products sold and operating expenses	2,519,160	3,307,480	4,326,713		5,644,021		7,156,142
Depreciation and amortization	27,157	31,933	33,838		36,649		37,341
Selling, general and administrative expenses	48,412	48,449	53,048		55,686		56,198

Total costs and expenses	2,594,729	3,387,862	4,413,599		5,736,356		7,249,681

Operating income	79,474	77,355	83,308		118,194		156,155
Net interest cost and debt expense	20,040	20,324	21,599		27,853		35,280

Income before income tax expense	59,434	57,031	61,709		90,341		120,875
Income tax expense	—	—	—		—		—

Net Income	$59,434	$57,031	$61,709		$90,341		$120,875

Net Income per limited partner unit:
Basic	$2.55	$2.29	$2.37		$2.87		$3.38

Diluted	$2.53	$2.27	$2.35		$2.85		$3.37

Cash distributions per unit to limited partners:(7)
Paid	$1.99	$2.32	$2.56		$3.03		$3.33

Declared	$2.05	$2.40	$2.65		$3.13		$3.38

Cash Flow Data:
Net cash provided by operating activities	$97,212	$106,622	$90,835		$141,480		$207,499
Net cash used in investing activities	$(39,008)	$(95,583)	$(180,654)		$(241,220)		$(119,351)
Net cash provided by/(used in) financing activities	$(41,963)	$(8,460)	$58,804		$87,507		$(95,560)
Capital expenditures:
Maintenance	$30,850	$30,829	$31,194		$29,872		$24,946
Expansion	10,226 (1)	64,754 (2)	149,460	(3)	209,135	(4)	94,666 (5)

Total capital expenditures	$41,076	$95,583	$180,654		$239,007		$119,612

EBITDA(8)	$106,631	$109,288	$117,146		$154,843		$193,496
Distributable Cash Flow(8)	$61,055	$65,182	$72,378		$102,844		$134,467

	Year Ended December 31,
	2003(1)	2004(2)	2005(3)	2006(4)	2007(5)
	(in thousands, except per unit and operating data)
Balance Sheet Data (at period end):
Net properties, plants and equipment	$583,164	$647,200	$814,836	$1,006,668	$1,089,262
Total assets	$1,181,006	$1,368,786	$1,680,685	$2,082,077	$2,504,642
Total debt	$313,136	$313,305	$355,573	$491,910	$515,104
Total Partners’ Capital	$403,758	$460,594	$523,411	$582,911	$591,045
Operating Data (bpd):
Eastern Pipeline System total shipments (in thousands of barrel miles per day)(9)	55,324	59,173	56,907	61,764	65,737
Terminal Facilities throughput (bpd)	1,204,394	1,464,254	1,549,427	1,541,470	1,636,977
Western Pipeline System throughput(9) (bpd)	304,471	298,797	356,129	526,014	527,491
Crude oil purchases at wellhead (bpd)	193,176	186,827	186,224	191,644	177,981

(1)

On September 30, 2003, the Partnership acquired an additional 3.1 percent ownership interest in West Shore for approximately $3.7 million. The purchase price for this acquisition is included within the 2003 expansion capital expenditures.

(2)

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

(3)

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

(4)

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

(5)	Expansion capital expenditures in 2007 include approximately $13.4 million related to the June 1, 2007 acquisition of the Syracuse Terminal.
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
(8)

EBITDA and distributable cash flow provides additional information for evaluating the Partnership’s ability to make distributions to its unitholders and the general partner. The following table reconciles the difference between net income, as determined under United States generally accepted accounting principles, and EBITDA and distributable cash flow (in thousands):

	Year Ended December 31,
	2003	2004	2005	2006	2007
Net income	$59,434	$57,031	$61,709	$90,341	$120,875
Interest paid to affiliates	15	439	468	1,411	2,287
Capitalized interest	(493)	—	(480)	(3,005)	(3,419)
Interest expense	20,981	20,476	21,999	30,392	36,723
Interest income	(463)	(591)	(388)	(945)	(311)
Depreciation and amortization	27,157	31,933	33,838	36,649	37,341

EBITDA	106,631	109,288	117,146	154,843	193,496
Interest expense, net	(20,040)	(20,324)	(21,599)	(27,853)	(35,280)
Maintenance capital expenditures	(30,850)	(30,829)	(31,194)	(29,872)	(24,946)
Sunoco reimbursements	5,314	7,047	8,025	5,726	1,197

Distributable cash flow	$61,055	$65,182	$72,378	$102,844	$134,467

Management of the Partnership believes EBITDA and distributable cash flow information enhances an investor’s understanding of a business’s ability to generate cash for payment of distributions and other purposes. In addition, EBITDA is also used as a measure in determining the Partnership’s compliance with certain revolving credit facility covenants. However, there may be contractual, legal, economic or other reasons which may prevent the Partnership from satisfying principal and interest obligations with respect to indebtedness and may require the Partnership to allocate funds for other purposes. EBITDA and distributable cash flow do not represent and should not be considered alternatives to net income or cash flows from operating activities as determined under United States generally accepted accounting principles and may not be comparable to other similarly titled measures of other businesses.

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

2007 Acquisition

•

Syracuse Terminal Acquisition. On June 1, 2007, the Partnership purchased a 50 percent undivided interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation for approximately $13.4 million. Total terminal storage capacity is approximately 550,000 barrels.

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

2005 Acquisitions

•

Mesa Pipe Line System Acquisition. On December 5, 2005, the Partnership purchased a subsidiary of Sunoco which owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million. The Mesa Pipe Line system consists of an 80-mile, 24-inch crude oil pipeline from Midland, Texas to Colorado City, Texas, with an operating capacity of 316,000 bpd, and approximately 800,000 shell barrels of tankage at Midland. The Mesa pipeline connects to the West Texas Gulf pipeline, which supplies crude oil to the Mid-Valley pipeline. On December 29, 2005, the Partnership purchased an additional 29.8 percent interest in Mesa from Chevron for approximately $5.3 million, increasing its combined interest to 37.0 percent.

•

Corsicana to Wichita Falls Pipeline Acquisition. On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for approximately $100.0 million. The pipeline system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 bpd. It originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The storage facilities include the Corsicana terminal, which has 2.9 million shell barrels of capacity for crude oil, and the Ringgold, Texas terminal, which consists of 0.5 million barrels of shell capacity for crude oil. In addition, the Partnership invested approximately $16.0 million to construct a new 20-mile pipeline to connect the Corsicana to Wichita Falls pipeline to the West Texas Gulf pipeline, in which the Partnership has a 43.8 percent ownership interest.

Growth Capital Program

In December 2006, the Partnership announced that it had executed an agreement with Motiva Enterprices LLC to construct three additional crude oil storage tanks, with a combined capacity of 2.0 million shell barrels of capacity, and a 12-mile 30” crude oil pipeline from the Nederland Terminal to Motiva’s Port Arthur, Texas refinery. Construction of these assets is expected to be completed on or before January 2010 and cost in excess of $90 million. During 2008, the Partnership expects to spend approximately $100 million on expansion capital expenditures related to organic growth, which includes the Motiva project.

Conservative Capital Structure

The Partnership’s goal is to maintain a conservative capital structure and substantial liquidity. On August 8, 2007, Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, entered into a new, five-year $400 million credit facility (“Credit Facility”). This Credit Facility replaced the Operating Partnership’s previous credit facility agreement that was scheduled to mature on November 22, 2010. (See “Liquidity and Capital Resources” for further information.). In May 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016, the “2016 Senior Notes”, at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The Partnership also completed a series of equity issuances during 2005 and 2006, through which it issued an aggregate of 7.1 million limited partner units, generating $269.9 million of net proceeds. Proceeds from these equity issues were used to redeem 2.8 million limited partner units owned by Sunoco, repay a portion of the debt incurred to fund its acquisitions and fund the Partnership’s organic growth program.

Cash Distribution Increases

As a result of the above initiatives, the general partner was able to increase or maintain equal the cash distributions to limited partners in all quarters during each of the three years ended December 31, 2007. During the three year period ended December 31, 2007, the distribution increased to $0.87 per common unit, ($3.48 annualized), from $0.63 per common unit paid in February 2005. The distribution for the fourth quarter of 2007 will be paid in February 2008. This increase represents a 7 percent increase over the fourth quarter 2006 distribution.

Results of Operations

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Statements of Income
Sales and other operating revenue:
Affiliates	$1,986,019	$1,842,634	$1,682,042
Unaffiliated customers	2,496,593	3,994,601	5,695,413
Other income	14,295	17,315	28,381

Total revenues	4,496,907	5,854,550	7,405,836

Cost of products sold and operating expenses	4,326,713	5,644,021	7,156,142
Depreciation and amortization	33,838	36,649	37,341
Selling, general and administrative expenses	53,048	55,686	56,198

Total costs and expenses	4,413,599	5,736,356	7,249,681

Operating income	83,308	118,194	156,155
Net interest expense	21,599	27,853	35,280

Net income	$61,709	$90,341	$120,875

Segment Operating Income:
Eastern Pipeline System
Sales and other operating revenue:
Affiliate	$75,570	$77,228	$81,866
Unaffiliated customers	21,096	28,408	35,475
Other income	11,773	11,201	13,932

Total revenues	108,439	116,837	131,273

Operating expenses	47,046	45,516	52,298
Depreciation and amortization	10,509	9,550	9,165
Selling, general and administrative expenses	18,560	17,532	20,404

Total costs and expenses	76,115	72,598	81,867

Operating income	$32,324	$44,239	$49,406

Terminal Facilities
Sales and other operating revenue:
Affiliates	$78,885	$82,607	$92,156
Unaffiliated customers	34,880	40,635	49,466
Other income	79	37	(39)

Total revenues	113,844	123,279	141,583

Cost of products sold and operating expenses	48,571	53,427	57,528
Depreciation and amortization	15,054	15,364	15,338
Selling, general and administrative expenses	14,429	15,348	16,049

Total costs and expenses	78,054	84,139	88,915

Operating income	$35,790	$39,140	$52,668

Western Pipeline System
Sales and other operating revenue:
Affiliates	$1,831,564	$1,682,799	$1,508,020
Unaffiliated customers	2,440,617	3,925,558	5,610,472
Other income	2,443	6,077	14,488

Total revenues	4,274,624	5,614,434	7,132,980

Cost of products sold and operating expenses	4,231,096	5,545,078	7,046,316
Depreciation and amortization	8,275	11,735	12,838
Selling, general and administrative expenses	20,059	22,806	19,745

Total costs and expenses	4,259,430	5,579,619	7,078,899

Operating income	$15,194	$34,815	$54,081

Operating Highlights

	Year Ended December 31,
	2005	2006	2007
Eastern Pipeline System(1):
Total shipments (barrel miles per day)(2)	56,906,896	61,763,923	65,736,878
Revenue per barrel mile (cents)	0.469	0.469	0.489
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	389,523	391,718	433,797
Nederland Terminal	457,655	461,943	507,312
Fort Mifflin Terminal Complex	327,156	319,795	310,948
Marcus Hook Tank Farm	149,934	151,093	146,112
Eagle Point Dock.	225,159	216,921	238,808
Western Pipeline System(1)(4):
Crude oil pipeline throughput (bpd)	356,129	526,014	527,491
Crude oil purchases at wellhead (bpd)	186,224	191,644	177,981
Gross margin per barrel of pipeline throughput (cents)(5)	25.7	26.8	30.8

(1)	Excludes amounts attributable to equity ownership interests in the corporate joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Includes results from the Partnership’s purchase of a 50 percent undivided interest in a refined products terminal in Syracuse, New York from the acquisition date.
(4)

Includes results from the Partnership’s purchases of an undivided interest in the Mesa Pipe Line system, the Corsicana to Wichita Falls, Texas pipeline system, the Millennium and Kilgore pipeline system and the Amdel pipeline system from acquisition dates.

(5)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $61.7 million, $90.3 million and $120.9 million for the years ended December 31, 2005, 2006 and 2007 respectively.

The $30.6 million increase in net income from 2006 to 2007 was primarily the result of strong operating performance in our Terminal Facilities and Western Pipeline segments, the August 2006 acquisition of an equity interest in the Mid-Valley Pipeline Company, and the March 2006 acquisitions of the Kilgore and Millennium pipelines. Partially offsetting the increase in operating income was higher interest expense related to the Partnership’s organic growth program, and 2006 and 2007 acquisitions.

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

The costs attributed to the Hurricane totaled approximately $7.5 million, of which we have recovered $4.4 million from the insurance carrier as of December 31, 2007. The Partnership does not expect to incur any material additional costs in 2008 to repair its damaged facilities, and expects to negotiate a final settlement with its insurance carrier for reimbursement of the remaining unreimbursed costs during 2008.

Net interest expense was $35.3 million for the year ended December 31, 2007, a $7.4 million increase from the prior year primarily due to increased borrowings related to financing the Partnership’s organic growth program, the previously mentioned 2007 acquisition and higher inventory levels during the first half of the year.

Net interest expense was $27.9 million for the year ended December 31, 2006, a $6.3 million increase from the prior year. Interest expense increased due to increased borrowings and higher interest rates, partially offset by an increase of $2.5 million in capitalized interest. The increased borrowings were used to partially fund the previously mentioned 2006 acquisitions, as well as to fund organic growth projects.

Analysis of Segment Operating Income

Year Ended December 31, 2007 versus Year Ended December 31, 2006

Eastern Pipeline System

Operating income for the Eastern Pipeline System increased $5.2 million to $49.4 million for the year ended December 31, 2007 compared to $44.2 million for the prior year. Sales and other operating revenue increased by $11.7 million to $117.3 million due to increased shipments on the expanded Marysville crude oil line, and in the aggregate, higher volumes and fees across our refined products pipelines. A $2.7 million increase in other income was related to an increase in equity income associated with the Partnership’s joint venture interests. Operating expenses increased by $6.8 million due to higher maintenance activity, additional utility expense related to higher throughput, and environmental charges due to third party contractor pipeline damage, partially offset by an increase in product operating gains. A $2.9 million increase in selling, general and administrative expenses was largely associated with a decrease in capitalized engineering costs and higher employee costs.

Terminal Facilities

Operating income for the Terminal Facilities segment increased by $13.6 million to $52.7 million for the year ended December 31, 2007 compared to $39.1 million for the prior year. Total revenue increased $18.3 million to $141.6 million due primarily to increased throughput at the Partnership’s Nederland crude oil terminal and refined product terminals as well as higher refined product additive fees. Cost of products sold and operating expenses increased $4.1 million for the year ended December 31, 2007 to $57.5 million primarily due to increased maintenance activity and costs associated with the purchase of product additives. The increase in selling, general and administrative expense of $0.7 million was largely due to higher employee costs and was partially offset by an insurance recovery related to the 2005 hurricane loss.

Western Pipeline System

Operating income for the Western Pipeline System increased $19.3 million to $54.1 million for the year ended December 31, 2007 compared to $34.8 million for the prior year. The increase resulted from improved asset utilization and higher crude oil pipeline volume from the 2006 acquisitions previously mentioned. Total revenue and cost of products sold and operating expenses increased compared with the year ended December 31, 2006 due principally to higher crude prices and an increase in bulk purchase and sale activity. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma increased to $72.40 per barrel for the year ended December 31, 2007 from $66.25 per barrel for the year ended December 31, 2006. Operating expenses were higher as a result of increased costs associated with operating the assets acquired in 2006. Selling, general and administrative expenses decreased $3.1 million from 2006 due primarily to the Western Area office relocation which was completed during the first quarter of 2006 and an increase in capitalized engineering costs associated with the Partnership’s organic growth program. Depreciation and amortization expense increased $1.1 million during the year ended December 31, 2007 to $12.8 million as a result of 2006 acquisitions.

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Eastern Pipeline System

Operating income for the Eastern Pipeline System was $44.2 million for the year ended December 31, 2006 compared with $32.3 million for the prior year. The $11.9 million increase was the result of an $8.4 million increase in total revenues and a $1.5 million decrease in operating expenses. Sales and other operating revenue increased from $96.7 million from the prior year to $105.6 million for the year ended December 31, 2006 mainly due to an increase in total shipments resulting from higher throughput on the Marysville, Michigan to Toledo, Ohio crude oil pipeline. During 2005, two third-party Canadian synthetic crude oil plants experienced reduced production as a result of fire damage. Resumption of production at these crude oil plants, along with higher demand due to the expansion of a Detroit refinery served by the Marysville pipeline, resulted in an increase in shipments. Other income decreased to $11.2 million for the year ended December 31, 2006 from $11.8 million for the prior year period due primarily to a decrease in joint venture equity income. Operating expenses decreased from $47.0 million in the prior year to $45.5 million for the year ended December 31, 2006 due mainly to product operating gains, partially offset by increased utility, employee and operating costs associated with increased volumes. Selling, general and administrative expenses decreased $1.0 million for the year ended December 31, 2006 when compared to the prior year due primarily to increased capitalization of certain engineering-employee costs associated with the Partnership’s organic growth capital projects. Depreciation and amortization expense decreased $1.0 million for the full year 2006 as certain assets reached the end of their depreciation life during the third quarter 2006.

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

Western Pipeline System

Operating income for the Western Pipeline System was $34.8 million for the year ended December 31, 2006 compared with $15.2 million for the prior year. The increase was primarily the result of higher crude oil pipeline volumes resulting from the 2005 and 2006 crude oil pipeline acquisitions, an increase in other income of $3.6 million primarily attributable to equity income from the acquisition of a 55.3 percent interest in the Mid-Valley Pipeline Company in August 2006 and higher lease acquisition results. Total revenues and cost of products sold and operating expenses increased for the full year 2006 compared with the prior year due principally to an increase in the price of crude oil. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma, increased to $66.25 per barrel for the full year 2006 from $56.61 per barrel for the full year 2005. Selling, general and administrative expenses increased $2.7 million due principally to costs related to the Western area office relocation from Tulsa, Oklahoma to Sugar Land, Texas, as well as increased costs associated with the acquired assets. The relocation to Sugar Land was completed in the first quarter 2006. Depreciation and amortization increased by $3.5 million due principally to the 2005 and 2006 acquisitions discussed earlier.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the credit facilities are the Partnership’s primary sources of liquidity. At December 31, 2007, the Partnership had a net working capital deficit of $65.2 million and available borrowing capacity under its $400 million Credit Facility (the “Credit Facility”) of $309.0 million. The

Partnership’s working capital position also reflects crude oil inventories under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $100.0 million at December 31, 2007.

Capital Resources

The Partnership periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.

Credit Facility

On August 8, 2007, Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, entered into a new, five-year $400 million Credit Facility. This Credit Facility replaced the Operating Partnership’s previous credit facility agreement that was scheduled to mature on November 22, 2010. The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012. At December 31, 2006, there was $68.0 million outstanding under the previous credit facility. In June, 2007, the Partnership drew an additional $13.4 million against the previous credit facility to fund the acquisition of a 50 percent undivided interest in a refined products terminal in Syracuse, New York. The remaining net borrowings were used to fund the Partnership’s organic growth program and investments in inventory for lease acquisition business. The amount outstanding under the Credit Facility at December 31, 2007 totaled $91.0 million.

The Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin.

The Credit Facility contains various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, f) or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also requires the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of December 31, 2007. The Partnership’s ratio of total debt to EBITDA was 2.7 to 1 at December 31, 2007.

Letters of Credit

In November 2007, the Partnership entered into two standby letters of credit totaling $130.4 million. The letters of credit, which are effective January 1, 2008, are required in connection with certain crude oil exchange contracts in which the Partnership is a party. The letters of credit are subject to commitment fees, which are not material.

Senior Notes

In May 2006, the Operating Partnership issued the $175 million of 6.125 percent Senior Notes, due May 16, 2016 (“2016 Senior Notes”). The 2016 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2016 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of December 31, 2007. The net proceeds from the 2016 Senior Notes, together with the $110.3 million in net proceeds from the concurrent offering of approximately 2.7 million limited partner common units, described below, were used to repay all of the $216.1 million in outstanding borrowings under the Partnership’s Credit Facility. The balance of the proceeds from the offerings were used to fund the Partnership’s organic growth program and for general Partnership purposes, including to finance future acquisitions.

The Partnership and the operating partnerships of the Operating Partnership served as joint and several guarantors of the Senior Notes and of any obligations under the previous credit facility. The Partnership continues to serve as guarantor of the Senior Notes and of any obligations under the new Credit Facility. These guarantees are full and unconditional. In connection with the Partnership’s new Credit Facility the Subsidiary Guarantors (as defined in Note 18 to the financial statements included in Item 8) were released from their obligations both under the Credit Facility, and the 7.25 percent and 6.125 percent Senior Notes.

Equity Offerings

In May 2006, the Partnership sold 2.4 million common units in a public offering. In June 2006, the Partnership sold an additional 280,000 common units to cover over-allotments in connection with the May 2006 sale. The purchase price for the over allotment was equal to the offering price in the May 2006 sale. The total sale of units resulted in gross proceeds of $115.2 million, and net proceeds of $110.4 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the offering, together with the $173.3 million in net proceeds from the concurrent offering of the 2016 Senior Notes, described above, were used to repay $216.1 million of the debt incurred under the revolving credit facility, to fund the Partnership’s 2006 organic growth program, and for general partnership purposes. Also as a result of the issuance of these units, the general partner contributed $2.4 million to the Partnership to maintain its 2.0 percent general partner interest.

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

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the years ended December 31, 2005, 2006 and 2007 was $90.8 million, $141.5 million and $207.5 million, respectively. Net cash provided by operating activities for 2007 was primarily the result of net income of $120.9 million and depreciation and amortization of $37.3 million, and an increase in the working capital deficit of $40.2 million. Net cash provided by operating activities for 2006 consists primarily of net income of $90.3 million, depreciation and amortization of $36.6 million, and an increase in the working capital deficit of $11.5 million. Net cash provided by operating activities for 2005 consists primarily of net income of $61.7 million, depreciation and amortization of $33.8 million, offset by an increase in working capital of $6.2 million. The increase in net cash provided by operating activities from 2006 to 2007 was primarily attributable to an increase in net income and a decrease in inventory associated with the reduction of contango inventory positions. The increase in net cash provided by operating activities from 2005 to 2006 was primarily attributable to an increase in net income of approximately $28.6 million during 2006.

Net cash used in investing activities for the years ended December 31, 2005, 2006 and 2007 was $180.7 million, $241.2 million, and $119.4 million respectively. The decrease in cash used in investing activities from 2006 to 2007 is due primarily to the 2006 acquisitions. The increase in cash used in investing activities from 2005 to 2006 is due to acquisitions and organic growth projects. Capital expenditures (excluding acquisitions) were $73.3 million in 2005, $119.8 million in 2006 and $105.9 million in 2007 (see “Capital Requirements” below).

Cash used for acquisitions was $107.3 million in 2005, $121.4 million in 2006 and $13.5 million in 2007. Acquisitions completed in 2007 include a 50 percent undivided interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation for approximately $13.4 million. Acquisitions completed in 2006 include the Amdel and White Oil pipeline for approximately $68.0 million, the Millennium and Kilgore pipeline system, storage facilities, sales and marketing business and crude oil inventory for approximately $40.9 million and a 55.3 percent equity interest (50 percent voting rights) in Mid-Valley Pipeline Company for approximately $65.0 million. Since the acquisition was from a related party, the interest in the entity was recorded by the Partnership at Sunoco’s historical cost of $12.5 million and the $52.5 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution. Acquisitions completed in 2005 include the Corsicana to Wichita Falls, Texas crude oil pipeline system and storage facilities for approximately $100.0 million and a 37.0 percent undivided interest in the Mesa Pipe Line system for approximately $6.6 million.

Net cash provided by / (used in) financing activities for the years ended December 31, 2005, 2006 and 2007 was, $58.8 million, $87.5 million and $(95.6) million respectively.

For the year ended December 31, 2007, the $95.6 million of cash used in financing activities was primarily the result of $117.5 million in distributions paid to limited partners and the general partner. This use of funds was partially offset by a $23.0 million increase in net borrowings under the Partnership’s credit facilities related to funding the Partnership’s expansion capital.

For the year ended December 31, 2006, the Partnership received $173.3 million of net proceeds from the issuance of the 2016 Senior Notes and net proceeds of $110.4 million from the concurrent public offerings completed in May 2006 and net borrowings of $38.6 million drawn against the Credit Facility to fund the acquisitions of two Texas crude oil pipelines and the 55.3 percent interest in the Mid-Valley pipeline. The $173.3 million net proceeds from the 2016 Senior Notes, together with the $110.4 million in net proceeds from the concurrent public offering were used to repay all of the $216.1 million in outstanding borrowings under the Partnership’s Credit Facility. Additionally, the Partnership received $5.7 million of capital contributions for reimbursement of certain maintenance capital expenditures and operating expenses under agreements with Sunoco. The net proceeds from these sources were partially offset by $98.0 million in distributions paid to limited partners and the general partner, $47.4 million in capital distributions to Sunoco due primarily to the acquisition of a 55.3 percent interest (50 percent voting rights) in the Mid-Valley Pipeline Company and net advances to affiliates of $13.2 million.

For the year ended December 31, 2005, the Partnership received $60.4 million of net proceeds from the public offering completed in September 2005, net borrowings of $42.1 million drawn against the Credit Facility to fund the acquisitions of an undivided interest in the Mesa Pipe Line system and a portion of the Corsicana to Wichita Falls, Texas crude oil pipeline system and storage facilities, and the related pipeline construction. Additionally, the Partnership received $8.0 million of capital contributions for reimbursement of certain maintenance capital expenditures and operating expenses under agreements with Sunoco, and $18.1 million as a result of a reduction in advances to affiliates. The net proceeds from these sources were partially offset by $67.3 million in distributions paid to limited partners and the general partner in 2005.

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s balance sheets at December 31, 2007 and 2006 represent amounts due from Sunoco under this agreement.

Capital Requirements

The pipeline, terminalling, and crude oil storage operations are capital intensive, requiring significant investment to maintain, upgrade and enhance existing operations and to meet environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

•

Maintenance capital expenditures, such as those required to maintain equipment reliability, tankage and pipeline integrity and safety, to address environmental regulations and to improve operating efficiencies and,

•	Expansion capital expenditures to acquire complementary assets to grow the business and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures, including amounts paid for acquisitions, for the years presented (roll-forward table):

	Year Ended December 31,
	2005		2006		2007
	(in thousands of dollars)
Maintenance	$31,194		$29,872		$24,946
Expansion	149,460	(1)	209,135	(2)	94,666	(3)

Total	$180,654		$239,007		$119,612

(1)

Includes $100.0 million related to the acquisition of the Corsicana to Wichita Falls, Texas crude oil pipeline system and storage facilities and $5.5 million for the undivided interest in the Mesa Pipe Line system. The total purchase price of the Mesa interest was $6.6 million, however since a portion of the interest was acquired from a related party, it was recorded by the Partnership at Sunoco’s historical cost and the $1.1 million difference between the purchase price and the cost basis of the assets was recorded by the Partnership as a capital distribution.

(2)

Includes $40.9 million related to the acquisition of the Millennium and Kilgore crude oil pipeline system, $68.0 million related to the acquisition of the Amdel and White Oil crude oil pipeline system and $12.5 million related to the acquisition of a 55.3 percent equity interest in Mid-Valley Pipeline Company.

(3)	Includes $13.4 million related to the acquisition of a 50 percent undivided interest in a refined products terminal located in Syracuse, New York.

Maintenance capital expenditures primarily consist of recurring expenditures at each of the business segments such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations. In addition to these recurring projects, maintenance capital includes certain expenditures for which the Partnership received reimbursement from Sunoco under the terms of agreements between the parties (see “Agreements with Sunoco”). Maintenance capital for the years ended December 31, 2005 and 2006 include $2.7 million and $2.8 million, respectively, related to the Western Area office move that was completed in the first quarter of 2006. As of December 31, 2006, the Partnership had received the maximum aggregate reimbursements defined within the Omnibus Agreement with Sunoco. Management expects maintenance capital expenditures to be approximately $26.0 million in 2008, excluding reimbursements from Sunoco in accordance with the terms of certain agreements.

Expansion capital expenditures decreased by $114.4 million to $94.7 million for the year ended December 31, 2007. Expansion capital for 2006 included the acquisition of the Millennium and Kilgore pipelines, the Amdel pipeline and the equity interest in the Mid-Valley Pipeline Company for approximately $121.4 million. Expansion capital for 2007 includes the construction in progress in connection with the Partnership’s agreement with Motiva Enterprises LLC of three crude oil storage tanks at its Nederland Terminal and a crude oil pipeline from Nederland to Motiva’s Port Arthur, Texas refinery. Expansion capital also includes the construction of seven additional new crude oil storage tanks at Nederland, four of which were placed into service in 2007. These seven crude oil storage tanks will have a total capacity of approximately 4.2 million shell barrels. Also impacting expansion capital were additional pipeline connections in the Western Pipeline System and the second quarter of 2007 acquisition of a 50 percent interest in the Syracuse, New York refined products terminal.

Management expects to invest approximately $100.0 million in expansion capital projects in 2008, which includes the construction of new tankage and pipeline connections associated with the previously discussed agreement with Motiva Enterprises LLC, and the continued construction of tankage at the Nederland.

The Partnership expects to fund its capital expenditures, including any additional acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of borrowing under the Credit Facility, other borrowings and issuance of additional common units.

Contractual Obligations

The following table sets forth the aggregate amount of long-term debt maturities (including interest commitments based upon the interest rate in effect at December 31, 2007), annual rentals applicable to noncancelable operating leases, and purchase commitments related to future periods at December 31, 2007 (in thousands of dollars):

	Year Ended December 31,					Thereafter	Total
	2008	2009	2010	2011	2012
Long-term debt:
Principal	$—	$—	$—	$—	$341,000	$175,000	$516,000
Interest	33,897	33,897	33,897	33,897	17,485	36,176	189,249
Operating leases	3,414	3,124	2,747	2,334	2,209	4,195	18,023
Purchase obligations	2,768,881	—	—	—	—	—	2,768,881

	$2,806,192	$37,021	$36,644	$36,231	$360,694	$215,371	$3,492,153

The Partnership’s operating leases reported above include leases of office space, third-party pipeline capacity, and other property and equipment, with initial or remaining noncancelable terms in excess of one year. On September 6, 2005, the Partnership executed an agreement to lease office space in Sugar Land, Texas for a term of approximately ten years. The lease terminates in November 2016.

A purchase obligation is an enforceable and legally binding agreement to purchase goods and services that specifies significant terms, including: fixed or expected quantities to be purchased; market-related pricing provisions; and a specified term. The Partnership’s purchase obligations consist of noncancelable contracts to purchase crude oil for terms of one year or less by its Crude Oil Acquisition and Marketing group. The majority of the above purchase obligations include actual crude oil purchases for the month of January 2008. The remaining crude oil purchase obligation amounts are based on the quantities committed to be purchased assuming adequate well production for the remainder of the year, at December 31, 2007 crude oil prices. Actual amounts to be paid in regards to these obligations will be based upon market prices or formula-based market prices during the period of purchase. For further discussion of the Partnership’s Crude Oil and Marketing activities, see Item 1. “Business—Western Pipeline System—Crude Oil Acquisition and Marketing”.

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

The critical accounting policies identified by management of the Partnership are as follows:

Long-Lived Assets. The cost of properties, plants and equipment, less estimated salvage value, is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors indicate that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. During 2005, the Partnership accelerated the depreciation of assets related to equipment upgrade programs and the Western area office move from Tulsa, Oklahoma to Sugar Land, Texas, based upon the estimated remaining useful lives of these assets until their replacement. The acceleration resulted in $1.8 million and $0.5 million of additional depreciation expense recognized in 2005 and 2006, respectively.

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

There were no asset impairments for the years ended December 31, 2005, 2006 and 2007.

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

At December 31, 2007, the Partnership’s accrual for environmental remediation activities was $1.1 million. This accrual is for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” requires that the minimum of the range be accrued unless some other point or points in the range are more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent their occurrence is probable and reasonably estimable.

Management believes that none of the current remediation locations are material, individually or in the aggregate, to the Partnership’s financial position at December 31, 2007. As a result, the Partnership’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact several of the Partnership’s facilities. As a result, from time to time, significant charges against income for environmental remediation may occur.

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

New Accounting Pronouncements

For a discussion of recently issued accounting pronouncements requiring adoption subsequent to December 31, 2007, see Note 1 to the consolidated financial statements.

Agreements with Sunoco

The Partnership has entered into several agreements with Sunoco, and their affiliates as discussed below.

Pipelines and Terminals Storage and Throughput Agreement

Under this 2002 agreement, Sunoco is paying the Partnership fees which are generally comparable to those charged by third parties to:

•

transport on the refined product pipelines existing at the time of the agreement an amount of refined products that will produce at least $54.3 million of revenue in the contract year commencing March 1, 2007, and at least $55.2 million of revenue in the contract year commencing March 1, 2008. Sunoco will pay the published tariffs on the pipelines. Based upon the prorated minimum amount noted, Sunoco has exceeded the minimum revenue amount through December 31, 2007 and management of the Partnership expects Sunoco to exceed the minimum amount under the agreement for the contract year from March 1, 2007 through February 28, 2008;

•

store 975,734 barrels of liquefied petroleum gas (“LPG”) per contract year at the Inkster Terminal, which represents all of the LPG storage capacity at this facility. This storage is an annual amount for the contract period from April 1 to March 31 for the seven-year term of the agreement ending March 31, 2009. For the calendar year ended December 31, 2007, the Partnership received a fee of $2.238 per barrel of committed storage, a fee of $0.224 per barrel for receipts greater than 975,734 barrels per contract year and a fee of $0.224 per barrel for deliveries greater than 975,734 barrels per contract year. These fees will escalate at the rate of 1.875 percent each January 1 for the term of the agreement. Based upon the prorated minimum storage amount noted, Sunoco has exceeded the minimum storage amount through December 31, 2007 and management of the Partnership expects Sunoco to exceed the minimum storage amount under the agreement for the contract year from April 1, 2007 through March 31, 2008;

•

receive and deliver at least 290,000 bpd of crude oil or refined products per contract year at the Fort Mifflin Terminal Complex for seven years ending February 28, 2009. This throughput is an annual amount for the contract period from March 1 to February 28 for the term of the agreement. For the year ended December 31, 2007, the Partnership received a fee of $0.1767 per barrel for the first 180,000 bpd and $0.0884 per barrel for volume in excess of 180,000 bpd. These fees will escalate at the rate of 1.67 percent each January 1 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco has exceeded the minimum throughput amount through December 31, 2007 and management of the Partnership expects Sunoco to exceed the minimum throughput amount under the agreement for the contract year from March 1, 2007 through February 28, 2008; and

•

transport or cause to be transported an aggregate of at least 140,000 bpd of crude oil per contract year on the Marysville to Toledo, Nederland to Longview, Cushing to Tulsa, Barnsdall to Tulsa, and Bad Creek to Tulsa crude oil pipelines at the published tariffs for a term of seven years ending February 28, 2009. This throughput is an annual amount for the contract period from March 1 to February 28 for the term of the agreement. Based upon the prorated minimum throughput amount noted, Sunoco has exceeded the minimum throughput amount through December 31, 2007 and management of the Partnership expects

Sunoco to exceed the minimum throughput amount under the agreement for the contract year from March 1, 2007 through February 28, 2008.

If Sunoco fails to meet its minimum obligations pursuant to the contract terms set forth above, it will be required to pay in cash the amount of any shortfall, which may be applied as a credit in the following year after Sunoco’s minimum obligations for that year are met.

Sunoco’s obligations under this agreement may be permanently reduced or suspended if Sunoco (1) shuts down or reconfigures one of its refineries (other than planned maintenance turnarounds), or is prohibited from using MTBE in the gasoline it produces, and (2) reasonably believes in good faith that such event will jeopardize its ability to satisfy these obligations. Although Sunoco no longer uses MTBE, it has not requested any reductions in its obligations.

Sunoco actively manages its assets and operations, and, therefore, changes of some nature, possibly material to our business relationship, may occur at some point in the future.

There can be no assurance that Sunoco will renew the remaining obligations under the pipelines and terminals storage and throughput agreement, or that, if renewed, the rates will be at or above the current rates. If Sunoco does not extend or renew the remaining obligations under the pipelines and terminals storage and throughput agreement, the Partnership’s financial condition and results of operations may be adversely affected. The Partnership’s assets were constructed or purchased to service Sunoco’s refining and marketing supply chain and are well-situated to suit Sunoco’s needs. As a result, management of the Partnership would expect that even if this agreement is not renewed, Sunoco would continue to use the pipelines and terminals. However, there can be no assurance that Sunoco will continue to use the Partnership’s facilities or that additional revenues can be generated from third parties.

Sunoco’s obligations under this agreement do not terminate if Sunoco and its affiliates no longer own the general partner. This agreement may be assigned by Sunoco only with the consent of the Audit/Conflicts Committee of the general partner’s board of directors.

Omnibus Agreement

In 2002, the Partnership entered into an Omnibus Agreement with Sunoco, and the general partner that addresses the following matters:

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

Reimbursement of Expenses and Completion of Certain Projects by Sunoco. The Omnibus Agreement requires Sunoco to:

•

reimburse the Partnership for any operating expenses and capital expenditures in excess of $8.0 million per year in each calendar year from 2002 to 2006 that are made to comply with the DOT’s pipeline integrity management rule, subject to a maximum aggregate reimbursement of $15.0 million over the five-year period ended December 31, 2006;

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

For the years ended December 31, 2005 and 2006 the Partnership was reimbursed $7.0 million, and $3.3 million respectively, by Sunoco for maintenance capital expenditures and operating expenses incurred in excess of $8.0 million to comply with the DOT’s pipeline integrity management rule. At December 31, 2006, the Partnership has received a cumulative reimbursement equal to the $15.0 million maximum aggregate reimbursement over the five-year period for compliance expenditures related to the DOT’s pipeline integrity management rule. As a result, the Partnership does not expect to be reimbursed by Sunoco going forward for expenditures related to integrity management.

For the years ended December 31, 2005 and 2006 the Partnership was reimbursed by Sunoco for expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. These expenditures, which were recorded as maintenance capital and operating expenses, were $0.9 million and $0.1 million for 2005 and 2006, respectively. At December 31, 2006, the Partnership had received a cumulative reimbursement equal to the $10.0 million maximum reimbursement for compliance expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm.

General and Administrative Services Fee. Under the Omnibus Agreement, the Partnership pays Sunoco or the general partner an annual administrative fee that includes expenses incurred by Sunoco and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $8.4 million, $7.7 million and $6.5 million for the years ended December 31, 2005, 2006 and 2007, respectively. This fee does not include the costs of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner (including senior executives), or the cost of their employee benefits. The Partnership has no employees, and reimburses Sunoco and its affiliates for these costs and other direct expenses incurred on the Partnership’s behalf. In addition, the Partnership has incurred additional general and administrative costs which it pays directly.

The initial term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) was through the end of 2004. The parties have extended the term of Section 4.1 by one year in January 2008. The 2008 annual fee decreased to $6.0 million, which reflects the Partnership directly incurring some of these general and administrative costs. These costs may be increased if the acquisition or construction of new assets or businesses require an increase in the level of general and administrative services received by the Partnership. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2008, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or other third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted.

In addition to the fees for the centralized corporate functions, selling, general and administrative expenses in the statements of income include the allocation of shared insurance costs of $5.1 million, $3.2 million and $3.9 million for the years ended December 31, 2005, 2006 and 2007, respectively. The insurance costs for the year ended December 31, 2005 include $2.5 million resulting from two special assessments by one of the Partnership’s insurers as a result of Hurricanes Rita and Katrina. The Partnership’s share of allocated Sunoco employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits, was $21.5 million, $22.5 million and $23.0 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

Options to Purchase Assets Retained by Sunoco. The Omnibus Agreement also contains the terms under which the Partnership has the option to purchase Sunoco’s direct or indirect interests in Inland Corporation, as well as the Icedale pipeline, as discussed under “Business—Pipeline, Terminalling, and Storage Assets Retained by Sunoco.”

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

Interrefinery Lease Agreement

Under a 20-year lease agreement entered into by the Partnership and Sunoco upon the closing of the February 2002 IPO, Sunoco leases the Partnership’s 58 miles of interrefinery pipelines between Sunoco’s Philadelphia and Marcus Hook refineries for an annual fee which escalates at 1.67 percent each January 1st for the term of the agreement. The annual fee for the year ended December 31, 2007 was $5.8 million. These fees are recorded as revenue within the Partnership’s statements of income.

The lease agreement also requires Sunoco to reimburse the Partnership for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. For the year ended December 31, 2007, the Partnership was reimbursed by Sunoco for maintenance operating expenses and capital expenditures associated with this provision. The reimbursement was recorded as a capital contribution to Partners’ Capital within the Partnership’s balance sheet.

Crude Oil Purchase Agreement

The Partnership has agreements with Sunoco whereby Sunoco purchases from the Partnership, at market-based rates, particular grades of crude oil that are purchased by the crude oil acquisition and marketing business. These agreements automatically renew on a monthly basis unless terminated by either party on 30 days’ written notice. Sunoco cancelled four of these agreements during 2007 in accordance with the terms, but the cancellation did not have a material impact on the Partnership’s results of operations or cash flows. During each of the three years ended December 31, 2007, Sunoco purchased all the barrels offered pursuant to these agreements and has not indicated that it intends to terminate any additional agreements.

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

Eagle Point Logistics Assets Purchase and Throughput Agreements

On March 30, 2004, the Partnership entered into a purchase agreement with Sunoco to acquire the Eagle Point refinery logistics assets for approximately $20 million. The purchase agreement requires Sunoco to reimburse the Partnership for certain maintenance capital and expenses incurred regarding the assets acquired, as defined, up to $5.0 million within the first 10 years of the closing of the transaction. At December 31, 2007, the Partnership has received a cumulative reimbursement of $2.9 million relative to the $5.0 million maximum reimbursement.

In connection with the acquisition, the Partnership also entered into a throughput agreement with Sunoco under which the Partnership is charging Sunoco fees for services provided under this agreement that are comparable to those charged in arm’s length, third-party transactions to:

•

receive or deliver all crude oil to and from the Eagle Point refinery, other than those received or shipped via rail car, tanker truck or pipeline for twelve years ending March 31, 2016. This throughput is an annual amount for the contract period from April 1 to March 31 for the term of the agreement. For the calendar year ended December 31, 2007, the Partnership received a fee of $0.0841 per barrel for the first 130,000 bpd of crude oil and $0.0420 per barrel for volumes in excess of 130,000 bpd. These fees escalate at the rate of 1.67 percent each January 1 for the term of the agreement;

•

receive and deliver at least 41,800 bpd of refined and intermediate products per year at the Eagle Point dock for twelve years ending March 31, 2016. This throughput is an annual amount for the contract period from April 1 to March 31 for the term of the agreement. For the calendar year ended December 31, 2007, the Partnership received a fee of $0.0841 per barrel for the first 14,200 bpd of refined and intermediate products and $0.0420 per barrel for volume in excess of 14,200 bpd and also received a fee of $0.0736 per barrel for each shipment that required vapor combustion services. These fees escalate at the rate of 1.67 percent each January 1 for the term of the agreement; and

•

receive and deliver at least 32,000 bpd of refined and intermediate products per year at the Eagle Point Refined Products Terminal for twelve years ending March 31, 2016. This throughput is an annual amount for the contract period from April 1 to March 31 for the term of the agreement. For the year ended December 31, 2007, the Partnership received per barrel fees as set forth in the contract by refined and intermediate product shipped. These fees will escalate at the rate of 1.67 percent each January 1 for the term of the agreement. For the year ended December 31, 2007, the Partnership received $0.1 million from Sunoco for not meeting the minimum throughput amount in the contract year ended March 31, 2007. Sunoco has met the minimum throughput amount through December 31, 2007. Under the agreement, Sunoco will pay the Partnership any shortfall if it does not exceed the minimum throughput amount under the agreement for the contract year from April 1, 2007 through March 31, 2008.

On January 24, 2008 Sunoco and the Partnership executed an Amended and Restated Dock and Terminal Throughput Agreement, which amended certain of the above terms. See Subsequent Events Note 17 to the financial statements included in Item 8.

Unit Redemptions and Equity Offering Cost-Sharing Agreements

In 2005, the Partnership sold 2.775 million common units in public offerings for net proceeds of $99.2 million. The net proceeds were used to redeem 2.775 million common units owned by Sunoco. Also in connection with the equity offerings, Sunoco reimbursed the Partnership for $0.4 million in transaction costs incurred by the Partnership. The reimbursement was accounted for as an increase to Partners’ Capital within the Partnership’s consolidated balance sheet.

Product Terminal Services Agreement

On February 28, 2007 certain obligations of Sunoco under the pipelines and terminals storage throughput agreement with the Partnership, related to throughput of refined products through the Partnership’s terminals, expired. Sunoco and the Partnership entered into a product terminal services agreement effective March 1, 2007 pursuant to which Sunoco may throughput refined products through the partnership’s terminals at agreed upon fees that escalate over the five-year term of the agreement. The agreement contains no minimum throughput obligations for Sunoco. The Partnership’s refined product terminals were constructed or purchased to service Sunoco’s refining and marketing supply chain and are well situated to suit Sunoco’s needs. As a result management of the Partnership would expect Sunoco to continue to use the terminals. However, there can be no assurance that Sunoco will continue to use the Partnership’s terminals or that additional revenues can be generated from third parties.

Marcus Hook Tank Farm Agreement

On February 28, 2007 certain obligations of Sunoco under the pipelines and terminals storage and throughput agreement with the Partnership, related to the Marcus Hook Tank Farm, expired. Sunoco and the Partnership entered into the Marcus Hook Tank Farm Agreement effective March 1, 2007 pursuant to which Sunoco may throughput refined products through the Marcus Hook Tank Farm at agreed upon fees that escalate over the five-year term of the agreement. The agreement contains no minimum throughput obligations for Sunoco. The Partnership’s Marcus Hook Tank Farm is well situated to meet the needs of Sunoco’s Marcus Hook refinery. As a result management of the Partnership would expect Sunoco to continue to use the Marcus Hook Tank Farm. However, there can be no assurance that Sunoco will continue to use the Partnership’s Marcus Hook Tank Farm or that additional revenues can be generated from third parties.

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

On January 8, 2008, the Partnership entered into an interest rate swap with a notional amount of $50.0 million maturing January 2010. Under the swap agreement, the Company receives interest equivalent to three-month LIBOR and pays a fixed rate of interest of 3.489 percent with settlements occurring quarterly. The Company has designated the interest rate swap as a cash flow hedge under SFAS No. 133.

The $400 million Credit Facility exposes the Partnership to interest rate risk since it bears interest at a variable rate. The interest rate swap that was entered into in January 2008 effectively fixes the interest rate on $50.0 million of our outstanding borrowings on the Credit Facility. The variable interest rate was 5.47 percent at December 31, 2007. Given the interest rate swap, a one percent change in interest rates changes annual interest expense by approximately $0.4 million.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting, which appears in this section.

Deborah M. Fretz

President and Chief Executive Officer

Neal E. Murphy

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors of

Sunoco Partners LLC

We have audited Sunoco Logistics Partners L.P.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunoco Logistics Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sunoco Logistics Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 financial statements of Sunoco Logistics Partners L.P. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 25, 2008

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors of

Sunoco Partners LLC

We have audited the accompanying balance sheets of Sunoco Logistics Partners L.P. (the “Partnership”) as of December 31, 2006 and 2007, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunoco Logistics Partners L.P. at December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Sunoco Logistics Partners L.P. changed its method of accounting for uncertain tax positions in 2007 and changed its method of accounting for share-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunoco Logistics Partners L.P.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 25, 2008

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF INCOME

(in thousands, except units and per unit amounts)

	Year Ended December 31,
	2005	2006	2007
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$1,986,019	$1,842,634	$1,682,042
Unaffiliated customers	2,496,593	3,994,601	5,695,413
Other income	14,295	17,315	28,381

Total Revenues	4,496,907	5,854,550	7,405,836

Costs and Expenses
Cost of products sold and operating expenses	4,326,713	5,644,021	7,156,142
Depreciation and amortization	33,838	36,649	37,341
Selling, general and administrative expenses	53,048	55,686	56,198

Total Costs and Expenses	4,413,599	5,736,356	7,249,681

Operating Income	83,308	118,194	156,155
Net interest cost paid to affiliates	468	1,411	2,287
Other interest cost and debt expense, net	21,611	29,447	36,412
Capitalized interest	(480)	(3,005)	(3,419)

Net Income	$61,709	$90,341	$120,875

Calculation of Limited Partners’ interest in Net Income:
Net Income	$61,709	$90,341	$120,875
Less: General Partner’s interest in Net Income	(3,054)	(11,166)	(24,139)

Limited Partners’ interest in Net Income	$58,655	$79,175	$96,736

Net Income per Limited Partner unit:
Basic	$2.37	$2.87	$3.38

Diluted	$2.35	$2.85	$3.37

Weighted average Limited Partners’ units outstanding (Note 5):
Basic	24,783,852	27,608,565	28,581,032

Diluted	24,953,713	27,738,016	28,729,153

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

BALANCE SHEETS

(in thousands)

	December 31,
	2006	2007
Assets
Current Assets
Cash and cash equivalents	$9,412	$2,000
Advances to affiliates (Note 3)	7,431	8,060
Accounts receivable, affiliated companies (Note 3)	98,952	62,167
Accounts receivable, net	776,505	1,200,782
Inventories (Note 6)	70,284	30,669

Total Current Assets	962,584	1,303,678
Properties, plants and equipment, net (Note 7)	1,006,668	1,089,262
Investment in affiliates (Note 8)	81,934	84,985
Deferred charges and other assets	30,891	26,717

Total Assets	$2,082,077	$2,504,642

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$922,495	$1,289,402
Accrued liabilities	34,843	45,159
Accrued taxes	22,869	34,277

Total Current Liabilities	980,207	1,368,838
Long-term debt (Note 9)	491,910	515,104
Other deferred credits and liabilities	27,049	29,655
Commitments and contingent liabilities (Note 10)

Total Liabilities	1,499,166	1,913,597

Partners’ Capital:
Limited partners’ interest	576,004	582,357
General partner’s interest	6,907	8,688

Total Partners’ Capital	582,911	591,045

Total Liabilities and Partners’ Capital	$2,082,077	$2,504,642

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2006	2007
Cash Flows from Operating Activities:
Net Income	$61,709	$90,341	$120,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,838	36,649	37,341
Amortization of financing fees and bond discount	400	508	666
Restricted unit incentive plan expense	3,221	3,686	5,310
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	3,792	37,584	36,785
Accounts receivable, net	(188,030)	(191,996)	(424,277)
Inventories	(1,133)	(39,834)	39,615
Accounts payable and accrued liabilities	173,380	203,819	376,690
Accrued taxes	5,824	1,883	11,408
Proceeds from insurance recovery	—	—	4,389
Other	(2,166)	(1,160)	(1,303)

Net cash provided by operating activities	90,835	141,480	207,499

Cash Flows from Investing Activities:
Capital expenditures	(73,345)	(119,838)	(105,862)
Acquisitions	(107,309)	(121,382)	(13,489)

Net cash used in investing activities	(180,654)	(241,220)	(119,351)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(67,331)	(97,987)	(117,451)
Net proceeds from issuance of Limited Partner units	159,641	110,338	—
Redemption of Limited Partner units from Sunoco	(99,203)	—	—
Contribution from General Partner for Limited Partner unit transactions	1,430	2,427	58
Repayments from (advances to) affiliates, net	18,099	(13,181)	(629)
Borrowings under credit facility	98,600	177,500	279,900
Repayments under credit facility	(56,500)	(216,100)	(256,900)
Net proceeds from issuance of Senior Notes	—	173,307	—
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(2,863)	(1,443)	(1,479)
Contributions from / (Distributions to) affiliate	6,931	(47,354)	941

Net cash provided by/(used in) financing activities	58,804	87,507	(95,560)

Net change in cash and cash equivalents	(31,015)	(12,233)	(7,412)
Cash and cash equivalents at beginning of year	52,660	21,645	9,412

Cash and cash equivalents at end of year	$21,645	$9,412	$2,000

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners				General Partner	Total Partners’ Capital
	Common		Subordinated
	Units	$	Units	$	$	$
Balance at December 31, 2004	12,605	$253,430	11,384	$199,426	$7,738	$460,594

Issuance of Limited Partner units to the public (Note 2)	4,400	159,641	—	—	3,417	163,058
Redemption of Limited Partner units from affiliate (Note 2)	(2,775)	(99,203)	—	—	(2,124)	(101,327)
Conversion of Subordinated units to Common units held by affiliate (Note 12)	2,846	49,857	(2,846)	(49,857)	—	—
Contribution from affiliate	—	2,345	—	5,519	161	8,025
Distribution to affiliate	—	(313)	—	(759)	(22)	(1,094)
Unissued units under incentive plans	—	3,221	—	—	—	3,221
Distribution equivalent rights	—	(718)	—	—	—	(718)
Units issued under incentive plans	155	—	—	—	137	137
Tax withholding under incentive plans	—	(2,863)	—	—	—	(2,863)
Net income	—	38,532	—	20,123	3,054	61,709
Cash distributions	—	(44,975)	—	(17,894)	(4,462)	(67,331)

Balance at December 31, 2005	17,231	$358,954	8,538	$156,558	$7,899	$523,411

Issuance of Limited Partner units to the public (Note 2)	2,680	110,338	—	—	2,353	112,691
Conversion of Subordinated units to Common units held by affiliate (Note 12)	2,846	52,185	(2,846)	(52,185)	—	—
Contribution from affiliate	—	2,964	—	2,647	115	5,726
Distribution to affiliate	—	(27,475)	—	(24,543)	(1,062)	(53,080)
Unissued units under incentive plans	—	3,686	—	—	—	3,686
Distribution equivalent rights	—	(508)	—	—	—	(508)
Units issued under incentive plans	87	—	—	—	74	74
Tax withholding under incentive plans	—	(1,443)	—	—	—	(1,443)
Net income	—	63,029	—	16,146	11,166	90,341
Cash distributions	—	(65,104)	—	(19,245)	(13,638)	(97,987)

Balance at December 31, 2006	22,844	$496,626	5,692	$79,378	$6,907	$582,911

Cumulative effect of adoption of FIN No. 48	—	405	—	—	8	413
Conversion of Subordinated units to Common units held by affiliate (Note 12)	5,692	79,378	(5,692)	(79,378)	—	—
Contribution from affiliate	—	1,173	—	—	24	1,197
Distribution to affiliate	—	(251)	—	—	(5)	(256)
Unissued units under incentive plans	—	5,310	—	—	—	5,310
Distribution equivalent rights	—	(533)	—	—	—	(533)
Units issued under incentive plans	50	—	—	—	58	58
Tax withholding under incentive plans	—	(1,479)	—	—	—	(1,479)
Net income	—	96,736	—	—	24,139	120,875
Cash distributions	—	(95,008)	—	—	(22,443)	(117,451)

Balance at December 31, 2007	28,586	$582,357	—	$—	$8,688	$591,045

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

Revenue Recognition

Terminalling and storage revenues are recognized at the time the services are provided. Pipeline revenues are recognized upon delivery of the barrels to the location designated by the shipper. Crude oil gathering and marketing revenues are recognized when title to the crude oil is transferred to the customer. Revenues are not recognized for crude oil exchange transactions, which are entered into primarily to acquire crude oil of a desired quality or to reduce transportation costs by taking delivery closer to the Partnership’s end markets. Any net differential for exchange transactions is recorded as an adjustment of inventory costs in the purchases component of cost of products sold and operating expenses in the statements of income based upon the concepts set forth in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” as amended by Emerging Issues Task Force Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”.

Affiliated revenues consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco. Sales of crude oil to affiliates are priced using market based rates. In 2002, the Partnership entered into a pipelines and terminals storage and throughput agreement with Sunoco under which the Partnership is charging Sunoco fees for services provided under these agreements comparable to those charged in arm’s-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco has agreed to pay the Partnership a minimum level of revenue for transporting refined products. Sunoco also has agreed to minimum throughputs of refined products, intermediates, liquefied petroleum gas and crude oil in the Partnership’s Inkster Terminal, Fort Mifflin Terminal Complex, Eagle Point dock and terminal and certain crude oil pipelines.

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

Inventories

Inventories are valued at the lower of cost or market. Crude oil inventory cost has been determined using the last-in, first-out method (“LIFO”). Under this methodology, the cost of products sold consists of the actual crude oil acquisition costs of the Partnership. Such costs are adjusted to reflect increases or decreases in crude oil inventory quantities, which are valued based on the changes in the LIFO inventory layers. The cost of materials, supplies and other inventories is principally determined using the average cost method. Crude inventory balances declined in the Partnership’s Western Pipeline business segment during 2007, which resulted in liquidating a portion of the prior year layer carried at lower costs prevailing in 2006. The reduction resulted predominately from the elimination of contango inventory positions, and had the effect of increasing results of operations by $11.0 million in 2007.

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

During 2005, the Partnership accelerated the depreciation of assets related to equipment upgrade programs and the Western area office move from Tulsa, Oklahoma to Sugar Land, Texas, based upon the estimated remaining useful lives of these assets until their replacement. During the years ended December 31, 2005 and 2006 the acceleration resulted in additional depreciation expense of $1.8 million, and $0.5 million respectively.

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. During the years ended December 31, 2005, 2006 and 2007, the amount of interest capitalized was $0.5 million, $3.0 million and $3.4 million, respectively. The weighted average rate used to capitalize interest on borrowed funds was 6.5 percent, 6.6 percent and 6.5 percent for 2005, 2006 and 2007, respectively.

Investment in Affiliates

Investments in affiliates, which consist of corporate joint ventures, are accounted for under the equity method of accounting as required by Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). Under this method, an investment is carried at acquisition cost, increased for the equity in income or decreased for the equity in loss from the date of acquisition, and reduced for dividends received. The Partnership had $6.3 million of undistributed earnings from its investments in corporate joint ventures within Partners’ Capital on its December 31, 2007 balance sheet. During the years ended December 31, 2005, 2006 and 2007 the Partnership received dividends of $13.2 million, $15.9 million and $23.9 million respectively, from its investments in corporate joint ventures.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of the purchase price over fair value of net assets acquired, is presented net of accumulated amortization within deferred charges and other assets on the balance sheets. As of December 31, 2006 and 2007, the Partnership had $16.2 million of goodwill and accumulated amortization of $1.3 million related to goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Partnership determined during 2005, 2006 and 2007 that such assets were not impaired.

Deferred financing fees of $3.4 million and $3.1 million, net of accumulated amortization of $1.7 million and $1.9 million have been included within deferred charges and other assets on the balance sheets as of December 31, 2006 and 2007, respectively. The Partnership deferred total fees of $0.3 million paid in 2007 related to a new Credit Facility entered into in August 2007 (see Note 9). Amortization expense of $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2005, 2006 and 2007, respectively, has been included within other interest cost and debt expense on the statements of income. The Partnership amortizes deferred financing fees over the life of the respective debt agreement.

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

Income Taxes

No provision for U.S. federal income taxes is included in the accompanying financial statements. As a partnership we are not a taxable entity for U.S. federal income tax purposes, or for the majority of states that impose income taxes. Our taxable income, which may vary substantially from the net income reported for financial reporting purposes, is includable in the federal and state income tax returns of our unitholders. There are some states, however, in which the Partnership operates where we are subject to state and local income taxes.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”), as of January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. The adoption of FIN 48 had no material impact on our financial statements.

Long-Term Incentive Plan

On January 1, 2006, the Partnership adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective method. Among other things, SFAS No. 123R requires a fair-value-based method of accounting for share-based payment transactions. SFAS No. 123R also requires the use of a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible as is the case under the Partnership’s Long-Term Incentive Plan (i.e., the vesting period cannot exceed the date an employee becomes retirement eligible). The effect is to accelerate expense recognition for units awarded to retirement-eligible participants or those participants who will become retirement-eligible during the vesting period. Expense related to this plan is included in selling general and administrative expenses on the income statement.

Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FASB Interpretation No. 47”). FASB Interpretation No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FASB Interpretation No. 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated. FASB Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. In conjunction with the implementation of FASB Interpretation No. 47 in 2005, the Partnership recorded an increase in the liability for asset retirement obligations of $20.6 million (included as a component of other deferred credits and liabilities on the balance sheet) and additional properties, plants and equipment of $20.6 million, primarily attributed to pipelines and crude oil and refined product storage tanks at the Partnership’s facilities. During 2006, the Partnership increased the liability for asset retirement obligations and properties, plant and equipment by $1.1 million related to the obligations associated with two crude oil pipelines acquired in March 2006. During 2007, the Partnership had no changes to the liability for asset retirement obligations and properties, plant and equipment. These changes did not have a significant impact on the Partnership’s statement of income for the years ended December 31, 2005, 2006 and 2007. The Partnership believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The Partnership will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007, and the Partnership is required to adopt SFAS No. 157 as of January 1, 2008. The Partnership is currently assessing the impact that the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Partnership is required to adopt SFAS No. 159 as of January 1, 2008. The Partnership is currently assessing the impact the adoption of SFAS No. 159 will have on its financial statements.

Lease Accounting

The Partnership applies the provisions of Emerging Issues Task Force Issue 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). EITF 01-8 provides guidance in determining whether an arrangement meets the definition of a lease under the provisions of SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). SFAS No. 13 defines a lease as an agreement conveying the right to use property, plant or equipment for a stated period of time. EITF 01-8 provides criteria to determine whether an arrangement conveys the right to use property, plant and equipment under SFAS No. 13. The accounting requirements under EITF 01-8 could affect an arrangement’s timing of revenue and expense recognition, and revenues previously reported as transportation and storage services might have to be reported as rental or leasing income. However, the timing of the cash receipts associated with these agreements would not be impacted by the accounting requirements under EITF 01-8. The provisions of EITF 01-8 are to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations after July 1, 2003. During 2005, 2006 and 2007 previous arrangements that would be leases or would contain a lease according to this pronouncement were recorded in accordance with their prior accounting treatment. The Partnership is continually analyzing its agreements that were in existence prior to July 1, 2003 to determine if the accounting for these agreements would be impacted upon renewal or amendment. The provisions of EITF 01-8 had no material impact on the Partnership’s financial statements for the years ended December 31, 2005, 2006 and 2007.

Earnings Per Unit

In November 2007, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 07-04, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-04 will require incentive distribution rights (“IDRs”) in a master limited partnership to be treated as participating securities for the purpose of computing earnings. EITF 07-04 also requires that when earnings exceed distributions, undistributed earnings are to be allocated to the IDR holders, the general partner, and limited partners as if the excess earnings were “available cash.” On the other hand, when distributions exceed earnings, income or loss would be allocated to the partnership interests based on the contractual terms of the partnership agreement. EITF 07-04 is effective for the reporting periods beginning after December 15, 2008 and is to be applied retrospectively as a change in accounting principle on an arrangement by arrangement basis. The Partnership will adopt the requirements of EITF 07-04 effective January 1, 2009.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Hurricane Rita Losses

On September 24, 2005, Hurricane Rita damaged the Partnership’s Nederland Terminal facility and a portion of the Western Pipeline System, impacting several storage tanks, dock facilities, buildings and equipment. Although the Nederland Terminal resumed operations on October 3, 2005, the business was impacted for a few weeks as a result of interruptions in customer and supplier business activities related to the Hurricane. The costs attributed to the Hurricane totaled approximately $7.5 million, of which we have recovered $4.4 million from the insurance carrier as of December 31, 2007. The Partnership does not expect to incur any material additional costs in 2008 to repair its damaged facilities and expects to negotiate a final settlement with its insurance carrier for reimbursement of the remaining unreimbursed costs during 2008.

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

In August 2005, the Partnership sold 1.5 million common units in a public offering. In September 2005, the Partnership sold an additional 125,000 common units to cover over-allotments in connection with the August 2005 sale. The purchase price for the over allotment was equal to the offering price in the August 2005 sale. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of units resulted in total gross proceeds of $63.4 million, and net proceeds of $60.4 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the sale were used to repay $56.5 million of the debt incurred to finance the August 1, 2005 purchase of a Texas crude oil pipeline system and storage facilities with the balance for general partnership purposes. As a result of this issuance of 1.625 million common units, the general partner contributed $1.3 million to the Partnership to maintain its 2.0 percent general partner interest.

In May 2006, the Partnership sold 2.4 million common units in a public offering. In June 2006, the Partnership sold an additional 280,000 common units to cover over-allotments in connection with the May 2006 sale. The purchase price for the over allotment was equal to the offering price in the May 2006 sale. The sale of units resulted in total gross proceeds of $115.2 million, and net proceeds of $110.3 million, after the underwriters’ commission and legal, accounting and other transaction expenses. Net proceeds of the offering, together with the $173.3 million in net proceeds from the concurrent offering of Senior Notes (see Note 9), were used to repay $216.1 million of the debt incurred under the revolving credit facility, to fund the Partnership’s 2006 organic growth program, and for general partnership purposes. Also as a result of the issuance of these units, the general partner contributed $2.4 million to the Partnership to maintain its 2.0 percent general partner interest. At December 31, 2007, Sunoco’s ownership in the Partnership, including its 2.0 percent general partner interest, was 43.4 percent.

3. Related Party Transactions

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Administrative Services

Under the Omnibus Agreement, the Partnership pays Sunoco or the general partner an annual administrative fee that includes expenses incurred by Sunoco and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $8.4 million, $7.7 million and $6.5 million for the years ended December 31, 2005, 2006, and 2007, respectively. This fee does not include the costs of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner (including senior executives), or the cost of their employee benefits. The Partnership has no employees, and reimburses Sunoco and its affiliates for these costs and other direct expenses incurred on the Partnership’s behalf. In addition, the Partnership has incurred additional general and administrative costs which it pays directly.

The initial term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) was through the end of 2004. The parties have extended the term of Section 4.1 by one year in January 2008. The 2008 annual fee decreased to $6.0 million, which reflects the Partnership directly incurring some of these general and administrative costs. These costs may be increased if the acquisition or construction of new assets or businesses require an increase in the level of general and administrative services received by the Partnership. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2008, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or other third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted.

In addition to the fees for the centralized corporate functions, selling, general and administrative expenses in the statements of income include the allocation of shared insurance costs of $5.1 million, $3.2 million and $3.9 million for the years ended December 31, 2005, 2006 and 2007 respectively. The insurance costs for the year ended December 31, 2005 include $2.5 million resulting from two special assessments by one of the Partnership’s insurers as a result of Hurricanes Rita and Katrina. The Partnership’s share of allocated Sunoco employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits was $21.5 million, $22.5 million and $23.0 million for the years ended December 31, 2005, 2006 and 2007 respectively. These expenses are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the statements of income.

Affiliated Revenues and Accounts Receivable, Affiliated Companies

Affiliated revenues in the statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco. Sales of crude oil are priced using market based rates. Pipeline revenues are generally determined using posted tariffs. In 2002, the Partnership entered into a pipelines and terminals storage and throughput agreement and various other agreements with Sunoco under which the Partnership is charging Sunoco fees for services provided under these

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

agreements that, in management’s opinion, are comparable to those charged in arm’s-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco has agreed to pay the Partnership a minimum level of revenues for transporting refined products. Sunoco also has agreed to minimum throughputs of crude oil and liquefied petroleum gas in the Partnership’s Inkster Terminal, Fort Mifflin Terminal Complex and certain crude oil pipelines. During the first quarter of 2007, the agreement to throughput at the Partnership’s refined product terminals and to receive and deliver refined product into the Partnership’s Marcus Hook Tank Farm expired. On March 1, 2007 the Partnership entered into new five year agreements with Sunoco to provide these services. These new agreements contain no minimum throughput obligations for Sunoco.

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

For the years ended December 31, 2005 and 2006, the Partnership was reimbursed $7.0 million and $3.3 million, respectively, by Sunoco for maintenance capital expenditures and operating expenses incurred in excess of $8.0 million to comply with DOT’s pipeline integrity management rule. At December 31, 2006, the Partnership has received a cumulative reimbursement equal to the $15.0 million maximum aggregate reimbursement over the five-year period for compliance expenditures relative to the DOT’s pipeline integrity management rule. As a result, the Partnership does not expect to be reimbursed by Sunoco going forward for expenditures related to integrity management.

For the years ended December 31, 2005 and 2006 the Partnership was reimbursed by Sunoco for expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm to maintain compliance with existing industry standards and regulatory requirements. These expenditures, which were recorded as maintenance capital and operating expenses, were $0.9 million and $0.1 million for 2005 and 2006, respectively. At December 31, 2006, the Partnership had received a cumulative reimbursement equal to the $10.0 million maximum reimbursement for compliance expenditures at the Marcus Hook Tank Farm and the Darby Creek Tank Farm.

The aggregate amounts reimbursed related to these provisions of the Omnibus Agreement of $7.9 million and $3.4 million for the years ended December 31, 2005 and 2006 by Sunoco related to these projects were recorded as capital contributions to Partners’ Capital within the Partnership’s balance sheets.

Under the terms of the Interrefinery Lease Agreement, Sunoco is required to reimburse the Partnership for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. The Eagle

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Point purchase agreement requires Sunoco to reimburse the Partnership for certain maintenance capital and expense expenditures incurred regarding the assets acquired, as defined, up to $5.0 million within the first 10 years of closing of the transaction. The Partnership also entered into other various agreements with Sunoco following the Eagle Point agreement for additional reimbursements. For the years ended December 31, 2005, 2006 and 2007 the Partnership incurred maintenance capital expenditures of $0.1 million, $2.1 million, and $0.6 million, respectively, under the provisions within these agreements and was reimbursed by Sunoco. The reimbursements were recorded as capital contributions to Partners’ Capital within the Partnership’s balance sheet.

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

In February 2007, 2006 and 2005 the Partnership issued 0.1 million, 0.1 million and 0.2 million common units, respectively, to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of common units, the general partner contributed $0.1 million in each period to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded these amounts as capital contributions to Partners’ Capital within its consolidated balance sheets.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

transaction costs incurred by the Partnership. Reimbursement of these costs of $0.4 million occurred during the third quarter of 2005 when the transaction costs were finalized and was accounted for as an increase to Partners’ Capital within the Partnership’s balance sheet.

4. Acquisitions

On June 1, 2007, the Partnership purchased a 50 percent undivided interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation for approximately $13.4 million. Total terminal storage capacity is approximately 550,000 barrels. The purchase price of the acquisition was funded with borrowings under the Partnership’s credit facility, and have been allocated to property, plants and equipment based on the relative fair value of the assets acquired on the acquisition date. The results of the acquisition are included in the financial statements within the Terminal Facilities business segment from the date of acquisition.

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

On March 1, 2006, the Partnership purchased a Texas crude oil pipeline system from affiliates of Black Hills Energy, Inc. for approximately $40.9 million. The system consists of (a) the Millennium Pipeline, a 200-mile, 12-inch crude oil pipeline with approximately 65,000 bpd operating capacity, originating near the Partnership’s Nederland Terminal, and terminating at Longview Texas; (b) the Kilgore Pipeline, a 190-mile, 10-inch crude oil pipeline with approximately 35,000 barrel per day capacity originating in Kilgore, Texas and terminating at refineries in the Houston, Texas region; (c) approximately 900,000 shell barrels of active storage capacity at Kilgore, and Longview, Texas, approximately 550,000 of which are inactive; (d) a crude oil sales and marketing business; and (e) crude oil line fill and working inventory. The purchase price of the acquisition was initially funded with borrowings under the Partnership’s credit facility. The purchase price has been allocated to the assets acquired based on their relative fair values at the acquisition date. The following is a summary of the effects of the transaction on the Partnership’s consolidated financial position (in thousands of dollars):

Increase in:
Inventories	$2,189
Properties, plants and equipment, net	38,711

Cash paid for acquisition	$40,900

The results of the acquisition are included in the financial statements within the Western Pipeline System business segment from the date of acquisition.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On December 5, 2005, the Partnership purchased a subsidiary of Sunoco that owned a 7.2 percent undivided interest in the Mesa Pipe Line system for approximately $1.3 million. The Mesa Pipe Line system consists of an 80-mile, 24-inch crude oil pipeline from Midland, Texas to Colorado City, Texas, with an operating capacity of 316,000 bpd, and approximately 800,000 shell barrels of tankage at Midland. Mesa Pipeline connects to West Texas Gulf’s pipeline, which supplies crude oil to Mid-Valley. On December 29, 2005, the Partnership purchased an additional 29.8 interest in the Mesa Pipe Line system from Chevron for approximately $5.3 million. The purchase prices of the acquisitions were funded with $6.6 million of net borrowings under the Partnership’s credit facility, and were allocated to property, plant and equipment. The results of the acquisition are included in the financial statements within the Western Pipeline System business segment from the date of acquisition.

On August 1, 2005, the Partnership purchased, from an affiliate of Exxon Mobil Corporation, a crude oil pipeline system and storage facilities located in Texas for approximately $100.0 million. The pipeline system consists primarily of a 187-mile, 16-inch pipeline with an operating capacity of 125,000 bpd. It originates at a crude oil terminal in Corsicana, Texas and terminates at Wichita Falls, Texas. The storage facilities include the Corsicana terminal, which has 2.9 million shell barrels of storage capacity for crude oil, and the Ringgold, Texas terminal, which consists of 0.5 million shell barrels of storage capacity for crude oil. In addition, the Partnership invested approximately $16.0 million to construct a new 20-mile pipeline to connect the Corsicana to Wichita Falls pipeline to the West Texas Gulf pipeline, in which the Partnership has a 43.8 percent ownership interest. The Partnership funded the purchase price of the Corsicana to Wichita Falls pipeline and storage facilities with a $75.0 million borrowing under the Partnership’s credit facility and $25.0 million of cash. The pipeline construction and the acquisition of the related right-of-way were also funded with borrowings under the Partnership’s credit facility. The purchase price was allocated to property, plant and equipment. The results of the acquisition are included in the financial statements within the Western Pipeline System business segment from the date of acquisition.

5. Net Income Per Unit Data

Basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 12). The general partner was allocated net income of $3.1 million (representing 4.9

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

percent of total net income for the period) for the year ended December 31, 2005, $11.2 million (representing 12.4 percent of total net income for the period) for the year ended December 31, 2006, and $24.1 million (representing 20.0 percent of total net income for the period) for the year ended December 31, 2007. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards (see Note 11), as calculated by the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007
Weighted average number of limited partner units outstanding—basic	24,783,852	27,608,565	28,581,032
Add effect of dilutive unit incentive awards	169,861	129,451	148,121

Weighted average number of limited partner units—diluted	24,953,713	27,738,016	28,729,153

6. Inventories

The components of inventories are as follows (in thousands of dollars):

	December 31,
	2006	2007
Crude oil	$69,552	$29,145
Refined product	—	682
Materials, supplies and other	732	842

	$70,284	$30,669

The current replacement cost of crude oil inventory exceeded its carrying value by $95.0 million and $165.2 million at December 31, 2006 and 2007, respectively. In October 2007, the Partnership acquired Sunoco’s additive inventory located at the Partnership’s terminal facilities.

7. Properties, Plants and Equipment

The components of net properties, plants and equipment are as follows (in thousands of dollars):

	Estimated Useful Lives	December 31,
		2006	2007
Land and land improvements (including rights of way)	—	$76,635	$80,832
Pipeline and related assets	38 - 60	750,271	779,058
Terminals and storage facilities	5 - 44	419,522	475,717
Other	5 - 48	186,056	210,517
Construction-in-progress	—	73,866	79,658

		1,506,350	1,625,782
Less: Accumulated depreciation and amortization		(499,682)	(536,520)

		$1,006,668	$1,089,262

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of December 31, 2006 and 2007 are as follows:

Partnership Ownership Percentage
Explorer Pipeline Company	9.4%
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
West Texas Gulf Pipe Line Company	43.8%
Mid-Valley Pipeline Company(1)	55.3%

(1)	Mid-Valley Pipeline Company was acquired in August 2006 and includes 50 percent voting rights.

The following table provides summarized unaudited financial information on a 100 percent basis for the Partnership’s equity ownership interests. (in thousands of dollars):

	2005	2006	2007
Income Statement Data:
Total revenues	$375,435	$454,258	$513,302
Income before income taxes	$147,204	$177,876	$208,067
Net income	$92,657	$111,521	$132,654
Balance Sheet Data (as of year-end):
Current assets	$100,241	$104,276	$181,683
Non-current assets	$468,994	$489,514	$692,331
Current liabilities	$80,054	$111,476	$122,229
Non-current liabilities	$437,004	$399,826	$661,777
Net equity	$52,177	$83,028	$90,008

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at December 31, 2007 include an excess investment amount of approximately $54.3 million, net of accumulated amortization of $3.3 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities.

9. Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	December 31,
	2006	2007
Credit Facility	$68,000	$91,000
Senior Notes—7.25%, due February 15, 2012	250,000	250,000
Senior Notes—6.125%, due May 15, 2016	175,000	175,000
Less unamortized bond discount	(1,090)	(896)

	$491,910	$515,104

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Credit Facility

On August 8, 2007, Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, entered into a new, five-year $400 million credit facility (“Credit Facility”). This Credit Facility replaced the Operating Partnership’s previous credit facility agreement that was scheduled to mature on November 22, 2010.

The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin. The interest rate on the outstanding borrowings at December 31, 2006 and 2007 was 5.70 and 5.47 percent, respectively. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of December 31, 2007. The Partnership’s ratio of total debt to EBITDA was 2.7 to 1 at December 31, 2007.

Senior Notes

In 2002, the Operating Partnership issued $250 million of 7.25 percent Senior Notes, due February 15, 2012 (the “2012 Senior Notes”) at 99.325 percent of the principal amount, for net proceeds of $244.8 million after the underwriter’s commission and legal, accounting and other transaction expenses. The 2012 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2012 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of December 31, 2007. In addition, the 2012 Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity.

On May 2, 2006, the Operating Partnership issued $175 million of 6.125 percent Senior Notes, due May 15, 2016 (the “2016 Senior Notes”) at 99.858 percent of the principal amount, for net proceeds of $173.3 million after the underwriter’s commission and legal, accounting and other transaction expenses. The 2016 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2016 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of December 31, 2007.

The Partnership has no operations and its only assets are its investments in its wholly-owned partnerships and subsidiaries. The Operating Partnership also has no operations and its assets are limited primarily to its investments in its wholly-owned operating partnerships, deferred charges, and cash and cash equivalents of $2.0 million. Except for amounts associated with the 2012 Senior Notes and 2016 Senior Notes, the Credit Facility, cash and cash equivalents and advances to affiliate, the assets and liabilities in the balance sheets and the revenues and costs and expenses in the statements of income are primarily attributable to the operating partnerships. See Note 18 for supplemental condensed consolidating financial information.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Partnership and the operating partnerships of the Operating Partnership served as joint and several guarantors of the 2012 Senior Notes and 2016 Senior Notes and of any obligations under the previous credit facility. The Partnership continues to serve as guarantor of the 2012 Senior Notes and 2016 Senior Notes and of any obligations under the new Credit Facility. These guarantees are full and unconditional. In connection with the Partnership’s new Credit Facility the Subsidiary Guarantors (as defined in Note 18) were released from their obligations both under the Credit Facility, and the 2012 and 2016 Senior Notes. See Note 18 for supplemental condensed consolidating financial information.

The aggregate amount of long-term debt maturities is as follows (in thousands of dollars):

Year Ended December 31:
2012	$341,000
Thereafter	175,000

$516,000

Cash payments for interest related to long-term debt, net of capitalized interest (see Note 1), were, $20.6 million, $24.7 million and $32.0 million in 2005, 2006 and 2007, respectively.

10. Commitments and Contingent Liabilities

Total rental expense for 2005, 2006 and 2007 amounted to $4.7 million, $5.8 million and $6.6 million, respectively. The Partnership, as lessee, has noncancelable operating leases for land, office space and equipment for which the aggregate amount of future minimum annual rentals as of December 31, 2007 is as follows (in thousands of dollars):

Year Ended December 31:
2007	$3,414
2008	3,124
2009	2,747
2010	2,335
2011	2,209
Thereafter	4,195

Total	$18,024

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At December 31, 2006 and 2007, there were accrued liabilities for environmental remediation in the balance sheets of $0.5 million and $1.1 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $1.6 million, $1.3 million and $4.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership and its predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at December 31, 2007. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at December 31, 2007. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at December 31, 2007.

Sunoco Partners Marketing & Terminals L.P. (“SPMT”), which is wholly owned by the Partnership, has received a proposed penalty assessment from the Internal Revenue Service (“IRS”) in the aggregate amount of $5.1 million based on a failure to timely file excise tax information returns relating to its terminal operations during the calendar years 2004 and 2005. SPMT became current on its information return filings with the IRS in July of 2006. SPMT believes it had reasonable cause for the failure to not file the information returns on a timely basis, and provided this information to the IRS on October 19, 2007 in a formal filing. SPMT is currently awaiting a response from the IRS. The proposed penalties are for the failure to file information returns rather than any failure to pay taxes due, as no taxes were owed by SPMT in connection with such information. The timing or outcome of this claim, and the total costs to be incurred by SPMT in connection therewith, cannot be reasonably estimated at this time.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Restricted Units

A restricted unit entitles the grantee to receive a common unit or, at the discretion of the Compensation Committee, an amount of cash equivalent to the value of a common unit upon the vesting of the unit, which may include the attainment of predetermined performance targets. The Compensation Committee may make additional grants under the LTIP to employees and directors containing such terms as the Compensation Committee shall determine. Common units to be delivered to the grantee upon vesting may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from the Partnership or any other person, or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the cost incurred in acquiring common units. If the Partnership issues new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The Compensation Committee, in its discretion, may grant tandem distribution equivalent rights (“DERs”) with respect to the restricted units. Subject to applicable vesting criteria, DERs entitle the grantee to receive an amount of cash equal to the per unit cash distributions made by the Partnership during the period the restricted unit is outstanding. During the years ended December 31, 2005, 2006 and 2007, the Partnership granted 50,611, 59,930 and 61,415 restricted units, respectively, which either contained a performance condition, a market condition, or both. These restricted units vest over a three to five-year period and may be subject to the Partnership achieving certain market-based and cash distribution performance targets as compared to a peer group average, which can cause the actual amount of units that ultimately vest to range from between 0% to 200% of the original units granted. During the years ended December 31, 2005, 2006 and 2007, the Partnership granted 4,730, 0, and 17,775 retention-based restricted units. These restricted units contain only a service condition and vest over a one to three-year period, as a result, 100% of the shares granted generally vest.

Effective January 1, 2006, the Partnership adopted SFAS No. 123R, using the modified-prospective method. SFAS No. 123R revised the accounting for stock-based compensation required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123R requires a fair-value-based method of accounting for share-based payment transactions, which is similar to the method followed by the Partnership under the provisions of SFAS No. 123. The estimated fair value of restricted units under the LTIP is determined based upon the nature of the award. For performance-based awards, the fair value is determined using the grant date market price of the Partnership’s Common units. For market-based awards, the fair value is determined using a Monte Carlo simulation. In accordance with SFAS No. 123R, the Partnership is recognizing compensation expense on a straight-line basis over the requisite service period as well as estimating forfeitures over the requisite service period when recognizing compensation expense.

Under the modified prospective application, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, which was January 1, 2006. Compensation costs for the portion of the awards for which the requisite service has not been rendered that were outstanding as of the required effective date, are being recognized as the requisite service is rendered based on the grant-date fair value.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Certain restricted units awarded in 2006 and 2007 contain both a performance condition and a market condition which are equally weighted in determining the ultimate amount of awards which will vest. The following table provides information relevant to each component of the awards in 2006 and 2007:

		Market Component			Performance Component
Grant Date	Units Awarded	Expected Volatility	Risk-Free Interest Rate Range	Fair Value per Unit	Fair Value per Unit
1/24/06	259	15.40 - 19.66	4.38 - 4.48	$47.65	$41.80
4/18/06	59,260	15.02 - 19.21	4.86 - 4.89	$47.53	$41.80
10/20/06	411	16.88 - 17.90	4.85 - 5.21	$63.81	$47.01
1/26/07	54,084	14.01 - 17.04	4.93 - 5.27	$58.18	$52.40
4/20/07	6,672	15.72 - 16.64	4.59 - 5.09	$61.46	$59.50
4/20/07	17,775	—	—	—	$59.50
7/24/07	329	15.78 - 17.28	4.76 - 5.11	$76.67	$61.34
10/20/07	330	18.17 - 21.86	3.89 - 4.23	$62.49	$53.77

Expected volatility is based on historical volatility over the preceding three-year period as of the valuation date. The risk free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the restricted units. The weighted average fair value for restricted unit awards on the date of grant was $41.93, $44.75 and $56.65 for awards granted in 2005, 2006 and 2007 respectively.

The following table provides the LTIP restricted unit activity for the year ended December 31, 2007:

2007
Outstanding at January 1	178,889
Granted	79,190
Performance factor adjustment(1)	33,471
Matured	(88,034)
Cancelled	—

Outstanding at December 31	203,516

(1)

Consists of adjustments to performance-based awards to reflect actual performance. The adjustments are required since the original grants of these awards were estimated at 100 percent of the targeted amounts.

As of December 31, 2007, there were 0.1 million unvested restricted stock units outstanding with a contractual life of three to five years. As of December 31, 2007, total compensation cost related to non-vested awards not yet recognized was $2.2 million, and the weighted-average period over which this cost is expected to be recognized in expense is 2.0 years. The number of restricted stock units outstanding and the total compensation cost related to non-vested awards not yet recognized reflects the Partnership’s estimates of performance factors for certain restricted unit awards.

The Partnership recognized share-based compensation expense related to the LTIP of $3.2 million for the year ended December 31, 2005 under SFAS No.123, and $3.7 million and $5.3 million in the years ended December 31, 2006 and 2007, respectively under SFAS No. 123R related to the unit grants and performance factor adjustments noted in the table above. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of Partners’ Capital when earned.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Unit Options

A unit option entitles the grantee to purchase a common unit at a price determined at the date of grant by the Compensation Committee. There have been no grants of unit options for the years ended December 31, 2005, 2006 and 2007, and there are no unit options outstanding as of December 31, 2007. However, the Compensation Committee may, in the future, make grants under the LTIP to employees and directors containing such terms as the Compensation Committee shall determine, provided that unit options have an exercise price no less than the fair market value of the units on the date of grant.

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

The Partnership issued 11,383,639 subordinated units to its general partner in connection with the initial public offering in February 2002. These subordinated units were convertible to common units on a one-for-one basis provided the Partnership met applicable financial tests set forth in the Partnership Agreement. Once converted, subordinated units are no longer subordinated to the rights of the holders of common units. The Partnership met the minimum quarterly distribution requirements on all outstanding units for each of the four-quarter periods ended December 31, 2005 and 2006. As a result, the subordinated units converted to common units during 2005 through 2007.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Distributions paid by the Partnership during the years ended December 31, 2005, 2006 and 2007 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Annualized Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
			($ in millions)	($ in millions)
February 14, 2005	$0.625	$2.50	$15.0	$1.0
May 13, 2005	$0.625	$2.50	$15.1	$1.0
August 12, 2005	$0.6375	$2.55	$15.4	$1.1
November 12, 2005	$0.675	$2.70	$17.4	$1.5

February 14, 2006	$0.7125	$2.85	$18.4	$2.0
May 15, 2006	$0.75	$3.00	$21.4	$3.3
August 14, 2006	$0.775	$3.10	$22.1	$4.0
November 14, 2006	$0.7875	$3.15	$22.4	$4.4

February 14, 2007	$0.8125	$3.25	$23.2	$5.1
May 15, 2007	$0.8250	$3.30	$23.6	$5.4
August 14, 2007	$0.8375	$3.35	$23.9	$5.8
November 14, 2007	$0.8500	$3.40	$24.3	$6.1

On January 23, 2008, the Partnership declared a cash distribution of $0.870 per unit ($3.48 per unit annualized) on its outstanding common and subordinated units, representing the distribution for the quarter ended December 31, 2007. The $31.6 million distribution, including $6.7 million to the general partner, was paid on February 14, 2008 to unitholders of record at the close of business on February 7, 2008.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Partnership’s current assets (other than inventories) and current liabilities are financial instruments. The estimated fair value of these financial instruments approximates their carrying amounts. The estimated fair value of the $68.0 million and $91.0 million of borrowings under the Credit Facility at December 31, 2006 and 2007 approximate their carrying amounts as these borrowings bear interest based upon short-term interest rates. The estimated fair value of the 2012 and 2016 Senior Notes at December 31, 2006 and 2007 was $444.5 million and $449.3 million, respectively, compared to the carrying amount of $425.0 million at December 31, 2006 and 2007. The 2012 and 2016 Senior Notes, which are publicly traded, were valued based upon quoted market prices.

Approximately 23 percent of total revenues recognized by the Partnership during 2007 was derived from Sunoco. The Partnership sells crude oil to Sunoco, transports crude oil and refined products to/from Sunoco’s refineries and provides terminalling and storage services for Sunoco. Sunoco has been issued an investment grade credit rating by three recognized agencies and, accordingly, management of the Partnership does not believe that the transactions with Sunoco expose it to significant credit risk.

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

15. Business Segment Information

The Partnership operates in three principal business segments: Eastern Pipeline System, Terminal Facilities and Western Pipeline System.

•

The Eastern Pipeline System primarily serves the Northeast and Midwest United States operations of Sunoco and includes: approximately 1,650 miles of refined product pipelines, including a two-thirds undivided interest in the 80-mile refined product Harbor pipeline, and 58 miles of interrefinery pipelines between two of Sunoco’s refineries; approximately 140 miles of crude oil pipelines; a 9.4 percent interest in Explorer Pipeline Company, a joint venture that owns a 1,881-mile refined product pipeline; a 31.5 percent interest in Wolverine Pipe Line Company, a joint venture that owns a 721-mile refined product pipeline; a 12.3 percent interest in West Shore Pipe Line Company, a joint venture that owns a 652-mile refined product pipeline; and a 14.0 percent interest in Yellowstone Pipe Line Company, a joint venture that owns a 750-mile refined product pipeline.

•

The Terminal Facilities consist of 36 refined product terminals with an aggregate storage capacity of 6.2 million barrels, primarily serving the Partnership’s Eastern Pipeline System; the Nederland Terminal, a 14.7 million barrel marine crude oil terminal on the Texas Gulf Coast; a 2.0 million barrel refined product terminal serving Sunoco’s Marcus Hook refinery near Philadelphia, Pennsylvania; one inland and two marine crude oil terminals with a combined capacity of 3.4 million barrels, and related pipelines, which serve Sunoco’s Philadelphia refinery; a ship and barge dock which serves Sunoco’s Eagle Point refinery; and a 1.0 million barrel liquefied petroleum gas (“LPG”) terminal near Detroit, Michigan.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

approximately 150 crude oil truck unloading facilities; a 55.3 percent interest in the Mid-Valley Pipeline Company, a joint venture that owns a 994-mile pipeline and a 43.8 percent interest in West Texas Gulf Pipe Line Company, a joint venture that owns a 579-mile crude oil pipeline.

Segment Information (in thousands of dollars)

	Year Ended December 31, 2005
	Eastern Pipeline System		Terminal Facilities	Western Pipeline System		Total
Sales and other operating revenue:
Affiliates	$75,570		$78,885	$1,831,564		$1,986,019

Unaffiliated customers	$21,096		$34,880	$2,440,617		$2,496,593

Operating income	$32,324	(1)	$35,790	$15,194	(2)	$83,308

Net interest expense						(21,599)

Net income						$61,709

Depreciation and amortization	$10,509		$15,054	$8,275		$33,838

Capital expenditures	$15,401		$30,194	$27,750	(3)	$73,345

Investment in affiliates	$57,694		$—	$11,403		$69,097

Identifiable assets	$343,591		$293,119	$1,016,915		$1,680,685	(4)

(1)	Includes equity income of $11,152 attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.
(2)	Includes equity income of $2,063 attributable to the Partnership’s equity ownership interest in West Texas Gulf.
(3)

Excludes $100,057 for the acquisition of the Corsicana to Wichita Falls, Texas crude oil pipeline system and related storage facilities, and $5,505 related to the acquisition of a 37.0 percent undivided joint interest in the Mesa Pipe Line system (see Note 4).

(4)	Identifiable assets include the Partnership’s unallocated $21,645 cash and cash equivalents, $4,834 deferred financing costs, and $581 attributable to corporate activities.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	Eastern Pipeline System		Terminal Facilities	Western Pipeline System		Total
Sales and other operating revenue:
Affiliates	$77,228		$82,607	$1,682,799		$1,842,634

Unaffiliated customers	$28,408		$40,635	$3,925,558		$3,994,601

Operating income	$44,239	(1)	$39,140	$34,815	(2)	$118,194

Net interest expense						(27,853)

Net income						$90,341

Depreciation and amortization	$9,550		$15,364	$11,735		$36,649

Capital expenditures	$31,176		$61,046	$27,616	(3)	$119,838

Investment in affiliates	$58,849		$—	$23,085		$81,934

Identifiable assets	$367,718		$341,878	$1,346,232		$2,082,077	(4)

(1)	Includes equity income of $11,012 attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.
(2)	Includes equity income of $5,870 attributable to the Partnership’s equity ownership interest in West Texas Gulf and Mid-Valley.
(3)

Excludes $108,900 for the acquisition of the Amdel and White Oil crude oil pipeline system, and Millennium and Kilgore crude oil pipeline system and, $12,482 related to the acquisition of a 55.3 percent equity interest in Mid-Valley Pipeline Company (see Note 4).

(4)

Identifiable assets include the Partnership’s unallocated $9,412 cash and cash equivalents, $7,431 advances to affiliates, $7,204 deferred financing costs, $2,198 to properties, plants and equipment, net and $4 attributable to corporate activities.

	Year Ended December 31, 2007
	Eastern Pipeline System		Terminal Facilities	Western Pipeline System		Total
Sales and other operating revenue:
Affiliates	$81,866		$92,156	$1,508,020		$1,682,042

Unaffiliated customers	$35,475		$49,466	$5,610,472		$5,695,413

Operating income	$49,406	(1)	$52,668	$54,081	(2)	$156,155

Net interest expense						(35,280)

Net income						$120,875

Depreciation and amortization	$9,165		$15,338	$12,838		$37,341

Capital expenditures	$11,916	(3)	$64,381	$25,703		$105,862	(4)

Investment in affiliates	$59,776		$—	$25,209		$84,985

Identifiable assets	$370,278		$400,509	$1,710,093		$2,504,642	(5)

(1)	Includes equity income of $13,051 attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(2)	Includes equity income of $14,062 attributable to the Partnership’s equity ownership interest in West Texas Gulf and Mid-Valley.
(3)	Excludes $13,416 for the acquisition of the Syracuse refined products terminal (see Note 4).
(4)	Capital expenditures include the Partnership’s $3,862 of capital expenditures attributable to corporate activities.
(5)

Identifiable assets include the Partnership’s unallocated $2,000 cash and cash equivalents, $8,060 advances to affiliates, $6,038 deferred financing costs, $7,661 to properties, plants and equipment, net and $3 attributable to corporate activities.

The following table sets forth total sales and other operating revenue by product or service (in thousands of dollars):

	Year Ended December 31,
	2005	2006	2007
Affiliates:
Crude oil sales	$1,823,093	$1,672,381	$1,499,437
Pipeline	84,041	87,646	90,449
Terminalling and other	78,885	82,607	92,156

	$1,986,019	$1,842,634	$1,682,042

Unaffiliated Customers:
Crude oil sales	$2,422,542	$3,887,795	$5,565,975
Pipeline	39,171	66,171	79,972
Terminalling and other	34,880	40,635	49,466

	$2,496,593	$3,994,601	$5,695,413

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands of dollars, except per unit amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Sales and other operating revenue:
Affiliates	$478,321	$518,439	$484,710	$361,164
Unaffiliated customers	$782,650	$973,057	$1,118,932	$1,119,962
Gross margin(1)	$37,239	$42,611	$32,744	$43,971
Operating income	$24,627	$32,961	$24,634	$35,972
Net income	$18,424	$26,320	$17,676	$27,921
Net income per Limited Partner unit—basic(2)	$0.66	$0.81	$0.59	$0.81
Net income per Limited Partner unit—diluted(2)	$0.66	$0.81	$0.59	$0.80

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Sales and other operating revenue:
Affiliates	$452,069	$391,370	$439,776	$398,827
Unaffiliated customers	$1,097,501	$1,238,910	$1,496,439	$1,862,563
Gross margin(1)	$41,408	$40,543	$50,945	$51,076
Operating income	$30,928	$34,754	$45,922	$44,551
Net income	$22,307	$25,254	$37,514	$35,800
Net income per Limited Partner unit—basic(2)	$0.71	$0.76	$0.97	$0.94
Net income per Limited Partner unit—diluted(2)	$0.70	$0.76	$0.97	$0.94

(1)	Gross margin equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.
(2)	Net income included within this calculation excludes amounts attributable to the general partner’s interest in net income.

17. Subsequent Event

On January 8, 2008, the Partnership entered into an interest rate swap with a notional amount of $50.0 million maturing January 2010. Under the swap agreement, the Company receives interest equivalent to three-month LIBOR and pays a fixed rate of interest of 3.489 percent with settlements occurring quarterly. The Company has designated the interest rate swap as a cash flow hedge under SFAS No. 133.

On January 24, 2008 Sunoco and the Partnership entered into an Amended and Restated Dock and Terminal Throughput Agreement for the Eagle Point logistics assets. Pursuant to the amended agreement the Partnership is obligated to make certain capital improvements to the Eagle Point docks. The term for the parties’ obligations with respect to the docks has been extended from March 31, 2016 to December 31, 2026. The rates to be paid by Sunoco for throughput across the docks have been modified to reflect the capital improvements, and the rates escalate annually based on the Consumer Price Index. Sunoco’s throughput obligations across the docks remain unchanged. The parties’ obligations with respect to the Eagle Point terminal remain unchanged except that the throughput rates escalate annually based on the increase in the Consumer Price Index.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

18. Supplemental Condensed Consolidating Financial Information

The Partnership and the operating partnerships of the Operating Partnership served as joint and several guarantors of the Senior Notes and of any obligations under the previous credit facility. The Partnership continues to serve as guarantor of the Senior Notes and of any obligations under the new Credit Facility. These guarantees are full and unconditional. In connection with the Partnership’s new Credit Facility the Subsidiary Guarantors were released from their obligations both under the Credit Facility, and the 7.25 percent and 6.125 percent Senior Notes. Given that certain, but not all subsidiaries of the Partnership were guarantors, the Partnership was required to present the following supplemental condensed consolidating financial information. For purposes of the following footnote, Sunoco Logistics Partners, L.P. is referred to as “Parent” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” In the 2007 schedules Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC, Sunoco Pipeline Acquisition LLC, Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are collectively referred to as “Non-Guarantor Subsidiaries.” In the 2005 and 2006 schedules Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC and Sunoco Pipeline Acquisition LLC are collectively referred to as the “Subsidiary Guarantors”, and Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are referred to as “Non-Guarantor Subsidiaries.”

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Balance Sheet

December 31, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$9,412	$—	$—	$—	$9,412
Advances to affiliates	3,549	48,000	(44,118)	—	—	7,431
Accounts receivable, affiliated companies	—	—	98,952	—	—	98,952
Accounts receivable, net	—	—	776,505	—	—	776,505
Inventories
Crude oil	—	—	69,552	—	—	69,552
Materials, supplies and other	—	—	732	—	—	732

Total Current Assets	3,549	57,412	901,623	—	—	962,584

Properties, plants and equipment, net	—	—	1,006,668	—	—	1,006,668
Investment in affiliates	576,601	1,063,942	81,934	99	(1,640,642)	81,934
Deferred charges and other assets	—	3,331	27,560	—	—	30,891

Total Assets	$580,150	$1,124,685	$2,017,785	$99	$(1,640,642)	$2,082,077

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$922,495	$—	$—	$922,495
Accrued liabilities	1,109	6,970	26,764	—	—	34,843
Accrued taxes	—	—	22,898	(29)	—	22,869

Total Current Liabilities	1,109	6,970	972,157	(29)	—	980,207

Long-term debt	—	491,910	—	—	—	491,910
Other deferred credits and liabilities	—	—	27,049	—	—	27,049

Total Liabilities	1,109	498,880	999,206	(29)	—	1,499,166

Total Partners’ Capital	579,041	625,805	1,018,579	128	(1,640,642)	582,911

Total Liabilities and Partners’ Capital	$580,150	$1,124,685	$2,017,785	$99	$(1,640,642)	$2,082,077

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Balance Sheet

December 31, 2007

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliates	4,348	46,000	(42,288)	—	8,060
Accounts receivable, affiliated companies	—	—	62,167	—	62,167
Accounts receivable, net	—	—	1,200,782	—	1,200,782
Inventories
Crude oil	—	—	29,145	—	29,145
Refined product	—	—	682	—	682
Materials, supplies and other	—	—	842	—	842

Total Current Assets	4,348	48,000	1,251,330	—	1,303,678

Properties, plants and equipment, net	—	—	1,089,262	—	1,089,262
Investment in affiliates	584,060	1,101,139	85,084	(1,685,298)	84,985
Deferred charges and other assets	—	3,278	23,439	—	26,717

Total Assets	$588,408	$1,152,417	$2,449,115	$(1,685,298)	$2,504,642

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$1,289,402	$—	$1,289,402
Accrued liabilities	980	3,863	40,316	—	45,159
Accrued taxes	—	—	34,277	—	34,277

Total Current Liabilities	980	3,863	1,363,995	—	1,368,838

Long-term debt	—	515,104	—	—	515,104
Other deferred credits and liabilities	—	—	29,655	—	29,655

Total Liabilities	980	518,967	1,393,650	—	1,913,597

Total Partners’ Capital	587,428	633,450	1,055,465	(1,685,298)	591,045

Total Liabilities and Partners’ Capital	$588,408	$1,152,417	$2,449,115	$(1,685,298)	$2,504,642

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Income

Year Ended December 31, 2005

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,985,918	$101	$—	$1,986,019
Unaffiliated customers	—	—	2,496,593	—	—	2,496,593
Equity in earnings of subsidiaries	61,547	86,758	—	62	(148,367)	—
Other income	—	—	14,295	—	—	14,295

Total Revenues	61,547	86,758	4,496,806	163	(148,367)	4,496,907

Costs and Expenses
Cost of products sold and operating expenses	—	—	4,326,635	78	—	4,326,713
Depreciation and amortization	—	—	33,828	10	—	33,838
Selling, general and administrative expenses	—	—	53,048	—	—	53,048

Total Costs and Expenses	—	—	4,413,511	88	—	4,413,599

Operating Income	61,547	86,758	83,295	75	(148,367)	83,308
Net interest cost paid to / (received from) affiliates	—	3,538	(3,070)	—	—	468
Other interest cost and debt expenses, net	—	21,611	—	—	—	21,611
Capitalized interest	—	(480)	—	—	—	(480)

Net Income (Loss)	$61,547	$62,089	$86,365	$75	$(148,367)	$61,709

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Income

Year Ended December 31, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,842,634	$—	$—	$1,842,634
Unaffiliated customers	—	—	3,994,601	—	—	3,994,601
Equity in earnings of subsidiaries	90,331	116,967	—	12	(207,310)	—
Other income	—	—	17,315	—	—	17,315

Total Revenues	90,331	116,967	5,854,550	12	(207,310)	5,854,550

Costs and Expenses
Cost of products sold and operating expenses	—	—	5,644,021	—	—	5,644,021
Depreciation and amortization	—	—	36,649	—	—	36,649
Selling, general and administrative expenses	—	—	55,686	—	—	55,686

Total Costs and Expenses	—	—	5,736,356	—	—	5,736,356

Operating Income	90,331	116,967	118,194	12	(207,310)	118,194
Net interest cost paid to affiliates	—	194	1,215	2	—	1,411
Other interest cost and debt expenses, net	—	29,447	—	—	—	29,447
Capitalized interest	—	(3,005)	—	—	—	(3,005)

Net Income	$90,331	$90,331	$116,979	$10	$(207,310)	$90,341

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Income

Year Ended December 31, 2007

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,682,042	$—	$1,682,042
Unaffiliated customers	—	—	5,695,413	—	5,695,413
Equity in earnings of subsidiaries	120,866	152,846	15	(273,727)	—
Other income	—	—	28,381	—	28,381

Total Revenues	120,866	152,846	7,405,851	(273,727)	7,405,836

Costs and Expenses
Cost of products sold and operating expenses	—	—	7,156,142	—	7,156,142
Depreciation and amortization	—	—	37,341	—	37,341
Selling, general and administrative expenses	—	—	56,198	—	56,198

Total Costs and Expenses	—	—	7,249,681	—	7,249,681

Operating Income	120,866	152,846	156,170	(273,727)	156,155
Net interest cost (received from) / paid to affiliates	—	(1,013)	3,300	—	2,287
Other interest cost and debt expenses, net	—	36,412	—	—	36,412
Capitalized interest	—	(3,419)	—	—	(3,419)

Net Income	$120,866	$120,866	$152,870	$(273,727)	$120,875

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

Year Ended December 31, 2005

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash Flows from Operating Activities	$61,649	$62,282	$115,186	$85	$(148,367)	$90,835

Cash Flows from Investing Activities:
Capital expenditures	—	—	(73,345)	—	—	(73,345)
Acquisitions	—	—	(107,309)	—	—	(107,309)
Intercompany	(80,540)	(135,397)	72,966	(5,396)	148,367	—

	(80,540)	(135,397)	(107,688)	(5,396)	148,367	(180,654)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(67,331)	—	—	—	—	(67,331)
Net proceeds from issuance of Limited Partner units	159,641	—	—	—	—	159,641
Redemption of Limited Partner units from Sunoco	(99,203)	—	—	—	—	(99,203)
Net contribution from General Partner for Limited Partner unit transactions	1,430	—	—	—	—	1,430
Advances to affiliates, net	24,354	—	(11,566)	5,311	—	18,099
Borrowings under credit facility	—	98,600	—	—	—	98,600
Repayments under credit facility	—	(56,500)	—	—	—	(56,500)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,863)	—	—	(2,863)
Contributions from affiliate	—	—	6,931	—	—	6,931

	18,891	42,100	(7,498)	5,311	—	58,804

Net change in cash and cash equivalents	—	(31,015)	—	—	—	(31,015)
Cash and cash equivalents at beginning of year	—	52,660	—	—	—	52,660

Cash and cash equivalents at end of year	$—	$21,645	$—	$—	$—	$21,645

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

Year Ended December 31, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$90,501	$91,142	$167,137	$10	$(207,310)	$141,480

Cash Flows from Investing Activities:
Capital expenditures	—	—	(119,838)	—	—	(119,838)
Acquisitions	—	—	(121,382)	—	—	(121,382)
Intercompany	(42,703)	(190,082)	25,485	(10)	207,310	—

	(42,703)	(190,082)	(215,735)	(10)	207,310	(241,220)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(97,987)	—	—	—	—	(97,987)
Net proceeds from issuance of Limited Partner units	110,338	—	—	—	—	110,338
Contribution from General Partner for Limited Partner unit transactions	2,427	—	—	—	—	2,427
Net proceeds from issuance of Senior Notes	—	173,307	—	—	—	173,307
Repayments from (advances to) affiliates, net	(9,496)	(48,000)	44,315	—	—	(13,181)
Borrowings under credit facility	—	177,500				177,500
Repayments under credit facility	—	(216,100)				(216,100)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,443)	—	—	(1,443)
Contributions from (distributions to) affiliate	(53,080)	—	5,726	—	—	(47,354)

	(47,798)	86,707	48,598	—	—	87,507

Net change in cash and cash equivalents	—	(12,233)	—	—	—	(12,233)
Cash and cash equivalents at beginning of year	—	21,645	—	—	—	21,645

Cash and cash equivalents at end of year	$—	$9,412	$—	$—	$—	$9,412

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

Year Ended December 31, 2007

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$120,737	$117,812	$242,677	$(273,727)	$207,499

Cash Flows from Investing Activities:
Capital expenditures	—	—	(105,862)	—	(105,862)
Acquisitions	—	—	(13,489)	—	(13,489)
Intercompany	(2,545)	(150,224)	(120,958)	273,727	—

	(2,545)	(150,224)	(240,309)	273,727	(119,351)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(117,451)	—	—	—	(117,451)
Contribution from General Partner for Limited Partner unit transactions	58	—	—	—	58
Repayments from (advances to) affiliates, net	(799)	2,000	(1,830)	—	(629)
Borrowings under credit facility	—	279,900			279,900
Repayments under credit facility	—	(256,900)			(256,900)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,479)	—	(1,479)
Contributions from affiliate	—	—	941	—	941

	(118,192)	25,000	(2,368)	—	(95,560)

Net change in cash and cash equivalents	—	(7,412)	—	—	(7,412)
Cash and cash equivalents at beginning of year	—	9,412	—	—	9,412

Cash and cash equivalents at end of year	$—	$2,000	$—	$—	$2,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS	AND PROCEDURES

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

As of December 31, 2007, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

The management of the general partner is responsible for establishing, maintaining, and annually assessing internal control over the Partnership’s financial reporting. A report by the general partner’s management, assessing the effectiveness of the Partnership’s internal control over financial reporting, appears under Item 8 “Financial Statements and Supplementary Data” of this report. Ernst & Young LLP, the Partnership’s independent registered public accounting firm, have issued an attestation report on the Partnership’s internal control over financial reporting, that also appears under Item 8 of this report.

No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Sunoco Partners LLC, the general partner, is a wholly-owned, indirect subsidiary of Sunoco, Inc. The general partner manages the Partnership’s operations and activities. The general partner’s Board of Directors held five meetings during 2007. The Board has established standing committees to consider designated matters. The standing committees of the Board are the Audit/Conflicts Committee and the Compensation Committee. The Board has adopted governance guidelines for the Board and charters for the standing committees.

The Audit/Conflicts Committee, in its role as an Audit Committee, oversees external financial reporting, engages independent auditors, and reviews procedures for internal auditing and the adequacy of internal accounting controls. In addition, the Audit/Conflicts Committee, in its role as a “Conflicts” Committee, reviews specific matters that the Board believes may involve conflicts of interest between the Partnership and Sunoco, Inc. and determines if the resolution of the conflict of interest is fair and reasonable to the Partnership. The Audit/Conflicts Committee met as an Audit Committee eight times during 2007, and met as a Conflicts Committee two times during 2007. The current members of the Audit/Conflicts Committee are: L. Wilson Berry, Jr. (chairman), Stephen L. Cropper, Gary W. Edwards and Philip L. Frederickson. The general partner’s Board of Directors has determined that, based upon relevant experience, Audit/Conflicts Committee member Stephen L. Cropper is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K of the Securities Exchange Act of 1934, as amended. A description of Mr. Cropper’s qualifications may be found elsewhere in this Item 10. The members of the Audit/Conflicts Committee consist of those directors of the general partner who are not also executive officers of the general partner or its parent. In addition, the members of the Audit/Conflicts Committee must meet certain independence and experience standards to serve on an audit committee of a Board of Directors established by the New York Stock Exchange. In conjunction with regular meetings, the Audit/Conflicts Committee, which consists of all the independent directors of the general partner, meets in executive session without members of management present. Mr. Berry leads these executive session meetings, the purpose of which is to promote open and candid discussion among the non-management and independent members of the general partner’s Board of Directors.

The Compensation Committee of the general partner’s Board of Directors oversees compensation decisions for the officers of the general partner and the administration of the compensation plans described below. The Compensation Committee held four meetings during 2007. The current members of the Compensation Committee are: Gary W. Edwards (chairman), L. Wilson Berry, Jr., Stephen L. Cropper, John G. Drosdick, and Philip L. Frederickson. Since Mr. Drosdick is also is an officer and director of Sunoco, Inc., he recuses himself from Compensation Committee decisions relating to equity compensation awards.

In order that interested parties may be able to make their concerns known to the non-management directors, the Partnership’s unitholders and other interested parties may communicate directly with the general partner’s Board of Directors, with the non-management directors as a group, or with any director or committee chairperson by writing to such parties in care of Bruce D. Davis, Jr., Vice President, General Counsel and Secretary, Sunoco Partners LLC, Mellon Bank Center, 1735 Market Street, Suite LL, Philadelphia, PA 19103-7583. Communications addressed to the Board generally will be forwarded either to the appropriate committee chairperson or to all directors. Communications may be submitted confidentially and anonymously. Under certain circumstances, the Partnership or the general partner may be required by law to disclose the information or identity of the person submitting the communication. There were no material actions taken by the Board of Directors as a result of communications received during 2007 from unitholders or others. Certain concerns communicated to the general partner’s Board of Directors also may be referred to the general partner’s internal auditor or its General Counsel, in accordance with the general partner’s regular procedures for addressing such concerns. The chairman of the general partner’s Board of Directors, or the chairman of the general partner’s Audit/Conflicts Committee may direct that certain concerns be presented to the Audit/Conflicts Committee, or to the full Board, or that they otherwise receive special treatment, including retention of external counsel or other advisors.

The officers of the general partner, other than Paul A. Mulholland, Treasurer, spend all of their time managing the Partnership’s business and affairs. The non-executive directors devote as much time as is necessary to prepare for and attend Board of Directors and committee meetings.

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

On March 13, 2007, Deborah M. Fretz, President and Chief Executive Officer of Sunoco Partners LLC (general partner of the Partnership), submitted to the New York Stock Exchange (“NYSE”) the Written Affirmation required by the rules of the NYSE certifying that she was not aware of any violations by the Partnership of NYSE corporate governance listing standards.

The certifications of Ms. Fretz, principal executive officer and Mr. Murphy, principal financial officer of the general partner, made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Partnership’s public disclosure, have been filed as exhibits to the Partnership’s 2007 Annual Report to the SEC on Form 10-K.

Directors and Executive Officers of Sunoco Partners LLC (the General Partner)

The Partnership’s common unit holders do not nominate candidates for, or vote for the election of, the directors of the general partner. The general partner is a limited liability company, and its directors are elected by its members, all of which are corporate affiliates of Sunoco, Inc. The executive officers of the general partner are appointed by its directors. The following table shows information for the directors and executive officers of Sunoco Partners LLC, the general partner. Executive officers and directors are elected for one-year terms.

Name	Age	Position with the General Partner
John G. Drosdick	64	Chairman and Director
Deborah M. Fretz	59	President, Chief Executive Officer and Director
Cynthia A. Archer	54	Director
L. Wilson Berry, Jr.	64	Director
Stephen L. Cropper	57	Director
Terence P. Delaney	51	Director
Gary W. Edwards	66	Director
Bruce G. Fischer	52	Director
Philip L. Frederickson	51	Director
Thomas W. Hofmann	56	Director
Bruce D. Davis, Jr.	51	Vice President, General Counsel and Secretary
David A. Justin	55	Vice President, Operations
Christopher W. Keene	42	Vice President, Business Development
Neal E. Murphy	50	Vice President and Chief Financial Officer
Paul A. Mulholland	55	Treasurer

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

Mr. Delaney was elected to the Board of Directors in September 2007. Mr. Delaney has been Vice President, Investor Relations and Planning for Sunoco, Inc. since January 2003. Prior to that, he was Director, Investor Relations and Strategic Planning of Sunoco Inc. from April 2000 to January 2003.

Mr. Edwards was elected to the Board of Directors in May 2002. Mr. Edwards is currently a consultant in the energy field. Mr. Edwards is a director of Entergy, Inc.

Mr. Fischer was elected to the Board of Directors in April 2002. He has been Senior Vice President, Sunoco Chemicals of Sunoco, Inc. since January 2002.

Mr. Frederickson was elected to the Board of Directors in January 2008. Mr. Frederickson was formerly Executive Vice President, Planning, Strategy & Corporate Affairs, for Conoco Phillips from 2006 to 2007. Prior to that, he was Executive Vice President, Commercial from 2002 to 2006. Mr. Frederickson retired from ConocoPhillips in January 2008.

Mr. Hofmann was elected to the Board of Directors in October 2001. He has been Senior Vice President and Chief Financial Officer of Sunoco, Inc. since January 2002. Prior to that, he was Vice President and Chief Financial Officer of Sunoco, Inc. from July 1998 to January 2002. Mr. Hofmann is a director of West Pharmaceutical Services, Inc.

Mr. Davis was elected Vice President, General Counsel and Secretary in January 2004. From November 2003 to January 2004, he was General Counsel and Secretary. From September 2000 to November 2003, Mr. Davis was Associate General Counsel for Mirant Corporation.

Mr. Justin was elected Vice President, Operations in April 2007. From November 2001 to April 2007, he served as Vice President, Eastern Operations. Prior to that, Mr. Justin served as Manager, Eastern Area Operations for Sun Pipe Line Company.

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

Mr. Murphy was elected Vice President and Chief Financial Officer in April 2007. Prior to that, he was employed by Quaker Chemical Corporation, where he served as Vice President and Chief Financial Officer from July 2004 through March 2007. From January 2002 to July 2004, Mr. Murphy was Senior Vice President and Chief Financial Officer of International Specialty Products.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview: The general partner seeks to improve the Partnership’s financial and operating performance and provide a desirable return on investment to holders of the Partnership’s common units, while maintaining financial strength and flexibility. The general partner provides a competitive compensation package in order to attract highly competent and skilled executives to meet these objectives. In addition, where doing so has been determined to be a cost-effective and administratively efficient means of providing benefits to its employees, the general partner is a participating employer in certain benefit plans sponsored by Sunoco, Inc., including its defined benefit pension plan. The Partnership reimburses the general partner for such benefits purchased through its participation in these plans.

Compensation Philosophy: The compensation program for the Named Executive Officers (“NEOs”) of the general partner utilizes objectives and measurement criteria based upon performance relative to peer companies, and is designed to provide the competitive level of total compensation needed to attract, retain and motivate talented and experienced executives who can contribute to the Partnership’s success. The compensation program emphasizes performance-based compensation (pay-at-risk), to promote achievement of short-term and long-term business objectives consistent with the Partnership’s strategic plan, and is structured so that the actual compensation received is aligned equally with the Partnership’s overall performance in the areas of total unitholder return relative to peer companies, and growth in cash distributions to unitholders. Executive compensation is aligned with the interests of the Partnership’s unitholders by providing incentives in the form of restricted units and requiring significant holdings of common units, representing limited partnership interests in the Partnership. The general partner has adopted unit ownership guidelines requiring executives and certain other key employees to own common units, as further described herein. The Compensation Committee reviews the compensation program and makes changes deemed appropriate and in the best interests of the Partnership and its unitholders. The general partner’s eligible executives participate in the defined benefit programs and the qualified and non-qualified defined contribution plans of Sunoco, Inc.

Compensation Methodology: The Compensation Committee utilizes Towers Perrin as a consultant to assist in evaluating the effectiveness and competitiveness of the compensation program. Towers Perrin assists the Compensation Committee by providing comparative market data on compensation practices and programs based on an analysis of peer and general industry competitors (together, the “Compensation Comparative Group”) and prescribing a range of possible executive compensation recommendations for the CEO and other executive officers. The Compensation Committee retains authority over all compensation decisions for executive officers.

The data regarding peer competitive companies is used to compare executive compensation levels with companies that have executive positions with responsibilities similar in breadth and scope to the general partner and that may compete with the general partner for executive talent. This peer data was used as a general source of competitive pay practice information but the general partner and the Compensation Committee believe that the direct competition for executive talent is broader than the peer competitor group, and the Compensation Committee also reviews compensation data from the general industry. The general industry data are collected at both the corporate (stand-alone parent company) and group (business unit of a larger organization) levels, and then size-adjusted using regression analysis to revenues comparable to those of the Partnership’s pipeline operating revenues plus either its lease crude acquisition business margins (in the case of corporate data), or its lease crude acquisition business revenues (in the case of group data). One-time awards to executives of the other companies are excluded from this review.

The three basic components of compensation for executives of the general partner consist of base salary; annual incentives; and long-term incentives. For most of the general partner’s executives, the grant-date value of each of these components is targeted to the 50th percentile of the corporate-level competitive market data for general industry. This median targeted percentile was chosen to enhance the general partner’s ability to attract and retain a highly skilled and motivated executive leadership team. However, based upon the individual performance of the executive and the Partnership’s performance as a whole, actual realized compensation may be higher or lower than the target. As a tool to assist in its review of executive compensation, the Compensation Committee uses tally sheets that reflect all components of the executive’s total compensation, including salary, annual incentives, long-term incentives, and the value or incremental cost to the Partnership of all other compensation. Additionally, in consultation with the compensation consultant, management and other outside advisors, the Compensation Committee has reviewed the estimated compensation to be received by the CEO and the other NEOs under various scenarios, including normal retirement, voluntary or involuntary termination, and involuntary termination due to a change in control of the Partnership or Sunoco, Inc.

Elements of Compensation:

•

Base Salary: Base salary is designed to compensate executives for their level of responsibility and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). The salaries of the NEOs are reviewed on an annual basis, as well as at the time of promotion and other change in responsibilities. The compensation consultant provides benchmarking data on the compensation of the NEOs compared to the compensation of executives in the Compensation Comparative Group. The general partner and the Compensation Committee attempt to establish and maintain base salaries for the NEOs within the median range of base salaries in the applicable competitive market data. Base salaries also are influenced by internal equity (fair and consistent application of compensation practices). The Compensation Committee, with input from the compensation consultant and the CEO (who provides input for the NEOs other than herself), approves all base salaries for the NEOs. Factors impacting base salary levels are not independently assigned specific weights rather, the Committee reviews and makes base pay decisions that reflect the Committee’s analysis of the aggregate impact of these factors. The Summary Compensation Table on page 113 includes the base salaries of the NEOs that were approved for 2007. At the NEO level, the balance of compensation is weighted toward pay-at-risk compensation (annual and long-term incentives).

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

•

Determination of the Amounts Awarded Under the Annual Incentive Plan. Under the plan, an individual’s annual incentive payout amount is determined by multiplying the product of his or her base salary and individual incentive guideline by a factor ranging from zero to 200 percent, based upon the level of attainment of pre-established goals for the Partnership’s cash flow from operations. Following the end of each year, the Compensation Committee reviews performance data with management and the compensation consultant, and determines the extent to which these goals have been achieved. That amount then may be adjusted up or down (by no more than 20 percent) to reflect financial performance of the Partnership’s lease crude acquisition business. This adjusted amount may be further adjusted up or down (by no more than 10 percent) to reflect actual Partnership performance with regard to certain health, environment and safety criteria. Finally, a potential upwards adjustment of 5 percent may be made if the pipeline and terminals segments of the business successfully achieve a first quartile OSHA safety performance ranking relative to its pipeline industry group. The health, environment and safety component does not apply if the minimum Partnership performance goals are not attained. If the Partnership does not achieve at least the minimum threshold performance goals, no award payment will be made.

The respective payout percentages for these criteria were established at levels that the Compensation Committee believes provide meaningful incentives to achieve the established performance goals. The following performance goals, assigned weights and performance factors were approved by the Compensation Committee for purposes of calculating the eventual payout for awards made for the 2007 plan year under the annual incentive plan:

Cash Flow from Operations	Payout
≤ 80% of cash flow target	0%
Cash flow target	100%
≥ 120% of cash flow target	200%

as modified (up or down) by the financial performance of the lease crude acquisition business and relative achievement of certain health, environment and safety performance goals, as described above. Payout for performance between specified performance goals will be interpolated on a straight-line basis. In no event can the annual incentive payout amount exceed 200 percent of the individual’s guideline amount, even after taking the applicable adjustments into account.

Use of cash flow from operations as the primary criterion for payout of the 2007 annual incentive award ensures that management will continue to be focused on operations excellence. Use of health, environment and safety performance to further adjust the payout reinforces that, along with financial success, management is focused on continuing to protect the Partnership’s employees and the communities in which the Partnership operates.

2007 Annual Incentive Payout Amount. Based upon the Partnership’s level of attainment of pre-established goals for cash flow from operations during the 2007 plan year, the payout factor was 164.1 percent, adjusted by the applicable health, environmental and safety factor for each business unit. The annual incentive reinforces the links between strategy, goal-setting and results. The individual incentive guidelines (as a percentage of base salary) for each of the NEOs for 2007 are as follows:

Name	Title	Annual Incentive Plan Guideline Incentive 2007
Deborah M. Fretz	President and Chief Executive Officer	80%
Neal E. Murphy	Vice President and Chief Financial Officer	40%
Christopher W. Keene	Vice President, Business Development	40%
Bruce D. Davis, Jr.	Vice President, General Counsel and Secretary	40%
David A. Justin	Vice President, Operations	40%

Under the general partner’s annual incentive plan, the Compensation Committee has the discretion to reduce the amounts payable to participants, or to determine that no amount will be paid, even if all performance criteria for payout are met. The annual incentive awards are paid in cash. The annual incentives earned by NEOs for 2007 are included in the Summary Compensation Table on page 113 under “Non-Equity Incentive Plan Compensation.”

•	Long-Term Incentive Awards:

•

Why the Long-Term Incentive Plan was Adopted. Long-term incentive awards for the NEOs are granted under the Sunoco Partners LLC Long-Term Incentive Plan (the “LTIP”), in order to promote achievement of the Company’s long-term strategic business objectives. This plan was designed to align the economic interests of key employees and directors with those of the Partnership’s common unitholders; to provide competitive compensation opportunities that can be realized through attainment of performance goals; and to provide an incentive to management for continuous employment with the general partner and its affiliates. Long-term incentive compensation is based upon the common units representing limited partnership interests in the Partnership, although it may be payable in common units, or in cash. The Compensation Committee administers the plan and, in its discretion, may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant. The Compensation Committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval as required by the exchange upon which the common units are listed at that time.

•

The LTIP Peer Group. The Compensation Committee utilizes a peer group for measuring financial performance under the LTIP (the “LTIP Peer Group”). The LTIP Peer Group consists of other publicly traded master limited partnerships having a business mix comparable to that of the Partnership. For the 2007 fiscal year, the peer group consisted of the following companies: Buckeye Partners LP; Crosstex Energy LP; Enbridge Energy Partners LP; Enterprise Products Partners LP; Holly Energy Partners LP; Kinder Morgan Energy Partners LP; Magellan Midstream Partners LP; ONEOK Partners LP; Plains All American Pipeline LP; TEPPCO Partners LP; and NuStar Energy LP. The Compensation Committee believes that the companies that comprise the LTIP Peer Group reflect the performance of other pipeline master limited partnerships. This peer group is reviewed annually with the assistance of Towers Perrin and the composition of the peer group may be updated in order to reflect mergers, acquisitions, business bankruptcies and other similar events.

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

•

2007 Awards. For the 2007 awards, payout will depend upon achievement by the Partnership of certain performance levels based on two equally weighted performance measures relative to the Partnership’s LTIP Peer Group: total unitholder return (including cash distributions plus appreciation in unit price) and growth in cash distributions to unitholders, both measured for the three-year period ending December 31, 2009. Actual payout may range from zero percent to 200 percent of the target amount, with payments increasing as the Partnership’s percentile ranking against its peer companies improves with respect to each of these two performance measures. The respective payout factor is zero for a ranking below the fortieth percentile on each performance measure. Maximum potential payout is achieved at a ranking above the ninetieth percentile on each performance measure. Payout factors applicable to performance between points will be interpolated along a straight line. The following objective performance goals, assigned weights, and performance factors were approved by the Compensation Committee for purposes of calculating the eventual payout for performance-based restricted unit awards made for the 2007 plan year under the LTIP (the payout factors applicable to performance between points will be interpolated along a straight line):

Total Unitholder Return and Growth in Cash Distributions to Unitholders

(each weighted 50%)

Ranking Against Peer Companies	Payout Factor
Below 40th Percentile	0%
40th Percentile	50%
50th Percentile	100%
75th Percentile	150%
90th Percentile	200%

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

As an additional incentive to promote the growth of cash distributions to unitholders, during the performance period, distribution equivalent rights were granted in tandem with the 2007 awards of performance-based restricted units. At the end of the performance period, to the extent that the performance-based restricted units are paid out, these distribution equivalent rights entitle the grantee of performance-based restricted units to receive an amount equal to the cumulative cash distributions that otherwise would have been paid over the performance period had the grantee been the holder of record of Partnership common units equal to the number of performance-based restricted units paid out. This amount may be taken in the form of cash or additional common units (fractional units are cashed out).

•

2007 Payout for Prior Awards. The performance period for the performance-based restricted units awarded in January 2005 ended December 31, 2007, and the level of payout of these awards reflects the Partnership’s level of achievement of the applicable performance measures during the period from January 1, 2005 to December 31, 2007. The performance measures for these awards were total unitholder return and growth in operating cash flow over the three-year performance period.

•

Unit Options. The long-term incentive plan currently permits the grant of options covering common units. No unit options have been granted since the inception of the LTIP in 2002. However, in the future, the Compensation Committee may determine to grant unit options under the plan to employees and directors, containing such terms as the committee shall determine.

•

Determination of the Amounts Awarded under the LTIP. In conjunction with the review and approval of other elements of the NEO’s compensation, the annual LTIP awards were reviewed and approved at the Compensation Committee’s January 2007 meeting, and the grant date was the date of the meeting. In determining the appropriate long-term value for each executive, the Compensation Committee reviews the level of responsibility and total compensation of each senior executive, and the competitive market data presented by the compensation consultant. The Compensation Committee approves the specific amounts granted to each employee. In general, the target number of restricted units granted to each NEO under the LTIP is calculated by taking the product of the NEO’s base salary and the applicable guideline percentage for that NEO, and then dividing by the average daily closing market price of the Partnership’s common units during the last thirty (30) trading days prior to the December 31 preceding the meeting at which the LTIP grant will be approved. Under no circumstances may the aggregate number of units granted to a single employee exceed the maximum applicable limit(s) under the LTIP. When approving grants to the executives, the Compensation Committee considers information or recommendations provided by the CEO, except with respect to the CEO’s own grants. The Compensation Committee utilizes Towers Perrin to assist in the evaluation of grant recommendations. For the LTIP grants made during the 2007 fiscal year, the applicable NEO guideline percentages were as follows:

Name	Title	LTIP Guideline Percentage
Deborah M. Fretz	President and Chief Executive Officer	229%
Neal E. Murphy	Vice President and Chief Financial Officer	85%
Christopher W. Keene	Vice President, Business Development	85%
Bruce D. Davis, Jr.	Vice President, General Counsel and Secretary	76%
David A. Justin	Vice President, Operations	85%

The long-term incentive compensation is based upon the common units representing limited partnership interests in the Partnership. The accounting treatment for the long-term incentive compensation is specified by Statement of Financial Accounting Standards No.123, “Share-Based Payment” (“SFAS No. 123R”). The restricted units payable in the form of common units are valued using the price on the date preceding the grant date. The expenses for LTIP equity awards are recognized ratably over the vesting period, and are accelerated for vesting at retirement eligibility dates.

Unit Ownership Guidelines: Sunoco Partners LLC has established guidelines for the ownership of Partnership common units, applicable to its directors, executives and certain key employees. Under these guidelines, the independent directors must own Partnership common units having a market value at all times equal to at least three times their average annual compensation (including retainers and fees). The other directors must own at least 1,000 Partnership common units. All directors are granted a five-year eligibility period to meet these unit ownership guidelines. For executives and certain other key employees, the applicable unit ownership guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility, with the Chief Executive Officer expected to own common units with a value equal to at least five times base salary, and the senior executives (including the other NEOs) expected to own stock with a minimum value of between one and two times their base salary. The general partner and the Compensation Committee believe that the ownership of Partnership common units, as reflected in these guidelines, is an important means of tying the financial risks and rewards for such executives to the Partnership’s total unitholder return and better aligning the interests of such executives with those of the Partnership’s unitholders. Those key employees and executives, including the NEOs, who are subject to these unit ownership guidelines, but who have not yet met their respective guideline, must accumulate common units of the Partnership until such guideline is met. Except for sales of common units in settlement of tax obligations relating to the receipt and payment of LTIP awards, such persons are prohibited from disposing of any common units of the Partnership until the applicable ownership guideline has been attained. However, those individuals who have met or exceeded their applicable ownership guideline may dispose of Partnership common units in a manner consistent with applicable law and Partnership policy, but only to the extent that such individual’s remaining ownership of Partnership common units would continue to exceed the applicable ownership guideline.

Other Plans: Employees of the general partner and its affiliates, including the NEOs, also may participate in the following Sunoco, Inc. benefit plans:

•

Capital Accumulation Plan is a defined contribution 401(k) plan, designed for long-term investment, to assist in accumulating funds for retirement. For employees having at least one year of service, Sunoco, Inc. matches the first five percent of base pay contributed, on a dollar-for-dollar basis. The employee chooses from among various funds provided for investment of contributions, and matching contributions. An employee who terminates employment may elect to take a lump-sum distribution from the plan.

•

Savings Restoration Plan is a non-qualified deferred compensation plan available to those Uncap participants subject to compensation and/or contribution limitations under the Internal Revenue Code. Participants may contribute amounts in excess of the applicable limits, up to five percent of base salary. The amounts of the company match for the NEOs in 2007 under the Capital Accumulation Plan and the Savings Restoration Plan are included in the Summary Compensation Table on page 113 under “All Other Compensation” and are further described in the notes accompanying the table.

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

•

Executive Retirement Plan is a non-qualified, unfunded plan available to the NEOs which may provide to certain eligible executive’s supplemental pension benefits over and above an NEO’s benefits under the Retirement Plan and the Pension Restoration Plan. This plan was designed to attract mid-career senior executives by providing competitive retirement benefits and by accelerating benefit accruals for the first 12 years of service as an executive. Such benefits otherwise would not be available, due to the break in service when leaving a prior employer. Benefits under this plan are offset by those provided under the Retirement Plan and the Pension Restoration Plan.

The present values of each NEO’s accumulated pension benefit, as of year-end 2007 are included in the Pension Benefits Table on page 111 More detailed descriptions of Retirement Plan, the Pension Restoration Plan and Executive Retirement Plan are included in the narrative accompanying the table.

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

Perquisites: In 2007, certain NEOs also received a limited number of personal benefits, or “perquisites”. The dollar amount of the perquisites received by the NEOs is included in the Summary Compensation Table on page 113 under “All Other Compensation.”

Severance and Change-in-Control Benefits: An employee, including an NEO, is an employee at will. This means that the Partnership’s general partner may terminate employment at any time, with or without notice, and with or without cause or reason. Upon certain types of termination of employment and in the event of a change in control, certain benefits may be paid or provided to the NEOs.

The Sunoco Partners LLC Executive Involuntary Severance Plan provides certain severance benefits to the general partner’s NEOs and other key management personnel, involuntarily terminated other than for just cause, death or disability. In recognition of their past service, the plan is intended to alleviate the financial hardship that may be experienced by certain employees whose employment is terminated. The amount or kind of benefit to be provided is based on the executive’s position and compensation at the time of termination. Depending upon salary level, NEOs would receive severance payments ranging from one to one and one-half times base salary plus their guideline annual incentive in effect on the termination date.

The Sunoco Partners LLC Special Executive Severance Plan provides severance benefits in case of termination (whether actual or constructive and other than for just cause, death or disability) occurring within two years of a change of control of the Partnership, as defined in the plan. The plan was adopted to retain executives in the event of a major transaction or change in control, and to eliminate the uncertainty and questions which such a transaction may raise among management, and which may result in the departure or distraction of key management personnel to the detriment of the Partnership and/or the general partner. The general partner’s Board of Directors has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of key management personnel to their assigned duties without distraction. The Board believes that in the context of a change in control, potential acquirors may otherwise have an incentive to constructively terminate the executive’s employment to avoid paying severance, and it is therefore appropriate to provide severance benefits in this circumstance. Severance under this plan would be payable in a lump sum, equal to three times annual compensation for the CEO, and two times annual compensation for the other NEOs. The general partner’s Board of Directors believes that the potential severance payments provide an appropriate level of protection to the executive for the critical period following a change in control at a reasonable cost to the Partnership. For these purposes, annual compensation consists of: (i) annual base salary in effect immediately prior to a change in control or immediately prior to the employment termination date, whichever is greater, plus (ii) the greater of annual guideline incentive in effect immediately before the change in control or employment termination date, or the highest bonus awarded in any of the three years ending prior to the change in control, or any subsequent year ending before the employment termination date.

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

Additional information regarding these plans can be found under “Other Potential Post-Employment Payments” on page 123.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table reflects the total compensation earned by the CEO, CFO and each of the three other most highly compensated executive officers of the general partner, who served in those capacities as of December 31, 2007, for each of the past two fiscal years:

Name and Principal Position	Year		Salary ($)		Bonus ($)		Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) ($)		All Other Compensation(5) ($)	Total ($)
D. M. Fretz(6)	2007		480,000		None		1,760,147	None	630,144		703,277		40,658	3,614,226
President and Chief	2006		455,000		None		2,163,672	None	407,680		448,440		53,381	3,528,173
Executive Officer

N. E. Murphy	2007		203,500	(7)	182,850	(8)	209,914	None	136,668	(9)	16,056		552	749,540
Vice President and	2006	(10)	—		—		—	—	—		—		—	—
Chief Financial Officer

C. W. Keene	2007		254,200		None		482,975	None	166,857		33,262		13,396	950,690
Vice President,	2006		244,400		None		212,149	None	125,133		33,601		13,428	628,711
Business Development

B. D. Davis, Jr.	2007		241,900		None		295,004	None	158,783		34,980		12.745	743,412
Vice President, General	2006		228,230		None		414,568	None	87,640		32,698		15,176	778,312
Counsel and Secretary

D. A. Justin	2007		244,216	(11)	None		352,059	None	164,100		0	(12)	11,934	772,309
Vice President,	2006		216,840		None		378,116	None	84,112		51,882		11,827	742,777
Operations

NOTES TO TABLE:

(1)

The amounts shown in this column reflect the amounts recognized as compensation expense on the Partnership’s financial statements at year-end 2007 and 2006, respectively, relating to performance-based restricted unit awards under the Sunoco Partners LLC Long-Term Incentive Plan (the “LTIP”), approved by the Compensation Committee at its regularly scheduled meetings in January 2007 and April 2006 as well as similar expense for outstanding prior year awards, approved by the Compensation Committee at its regularly scheduled meetings in January 2005 and 2004, calculated in accordance with the requirements of SFAS No. 123R. Such compensation expense includes tandem distribution equivalent rights related to the restricted unit awards. These awards have a three-year restriction period. Compensation expense for the 2007 and 2006 awards was calculated assuming an eventual target payout of 100 percent. Compensation expense for the 2005 awards (which were paid out on February 8, 2008, in the form of common units) and the 2004 awards (which were paid out on February 8, 2007, in the form of common units) were calculated using the actual performance-adjusted payout percentage of 163.2 percent and 176.8 percent, respectively. At the time of the filing of this report, Ms. Fretz and Mr. Justin are retirement eligible and the compensation expense has been recognized immediately upon grant for their 2006 and 2007 awards, in accordance with SFAS No. 123R. See the “Compensation, Discussion and Analysis” on page 109 for the specific performance measures applicable to the payout and vesting of these awards. These awards were granted with tandem distribution equivalent rights.

(2)	Although permitted by the terms of the LTIP, no Unit Options have been awarded at this time.
(3)

The amounts shown in this column reflect annual incentive amounts earned under the Sunoco Partners LLC Annual Incentive Plan, for performance during 2007 and 2006, and payable on or before March 14, 2008 and March 17, 2007, respectively.

(4)

The amounts shown in this column reflect the change in each NEO’s pension value between December 31, 2007 and December 31, 2006 and December 31, 2005 and December 31, 2006, respectively. The NEOs did not have any above-market or preferential payments on deferred compensation during 2007 or 2006. Certain of the NEOs have deferred amounts under the Sunoco, Inc.

Savings Restoration Plan, an excess 401(k) benefit plan available to employees of Sunoco, Inc. and subsidiaries such as the Partnership’s general partner. However, the earnings received from participation in this plan are the same as dividends earned on Sunoco, Inc. common stock (in the case of the Sunoco stock-related funds), and/or are based on the gains/losses of certain mutual funds, which are calculated in the same manner and at the same rate of earnings as for all other employees invested in those funds in the Sunoco, Inc. Capital Accumulation Plan (the “SunCAP”), the broad-based 401(k) qualified defined contribution plan for Sunoco, Inc. and its subsidiaries.

(5)	The table below shows the components of this column for 2007 and 2006:

Name	Year	Company Match Under Defined Contribution Plan ($)	Cost of Basic Life Insurance ($)	Financial Counseling ($)	Amounts Reimbursed for Payment of Certain Taxes ($)	Perquisites >$10,000 ($)	Amounts Paid in Connection with Termination of Employment ($)	Amounts Reimbursed for Moving & Relocation Expenses ($)	Total ($)
D. M. Fretz	2007	23,976	1,313	—	—	15,369	—	—	40,658
	2006	22,736	1,245	2,500	7,075	19,825	—	—	53,381

N.E. Murphy	2007	—	552	—	—	—	—	—	552
	2006	—	—	—	—	—	—	—	—

C.W. Keene	2007	12,701	695	—	—	—	—	—	13,396
	2006	11,759	669	1,000	—	—	—	—	13,428

B. D. Davis, Jr.	2007	12,083	662	—	—	—	—	—	12,745
	2006	11,403	624	3,149	—	—	—	—	15,176

D. A. Justin	2007	11,250	684	—	—	—	—	—	11,934
	2006	10,834	593	400	—	—	—	—	11,827

•

For Ms. Fretz, the amount shown for perquisites in 2007 and 2006 includes: (1) an allowance for parking at the headquarters office and (2) reimbursements for certain fees and dues relating to country and social club memberships.

•

Sunoco Partners LLC, the Partnership’s general partner, is a participating employer in two Sunoco, Inc. defined contribution plans: (1) the SunCAP, a 401(k) plan open to most employees; and (2) the Sunoco, Inc. Savings Restoration Plan, for executive-level SunCAP participants otherwise subject to certain Internal Revenue Code limitations on 401(k) plan contributions. The Savings Restoration Plan permits such participants to continue to receive matching contributions after exceeding the applicable limits.

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

•	The general partner provides NEOs with tax gross-ups for business club memberships and, through April 2006, provided for country club memberships, if any.

(6)	Ms. Fretz is a director of Sunoco Partners LLC, the Partnership’s general partner. However, she does not receive separate compensation for her service as a director.
(7)	Mr. Murphy began his employment with the Partnership’s general partner on April 9, 2007. This figure represents the portion of his annual salary of $286,000 that was earned in 2007.

(8)	This figure represents the sign-on bonus received by Mr. Murphy relating to his employment with the Partnership’s general partner.
(9)

The award amount granted to Mr. Murphy under the Sunoco Partners LLC Annual Incentive Plan was pro-rated to reflect Mr. Murphy’s initiation of employment with the Partnership’s general partner on April 9, 2007.

(10)

Mr. Colin Oerton served as the principal financial officer for part of the fiscal year ending December 31, 2006 and his employment with the Partnership’s general partner was terminated on September 30, 2006. Information regarding Mr. Oerton’s 2006 compensation was disclosed in the Partnership’s Form 10-K for the year ending December 31, 2006.

(11)

Mr. Justin’s 2007 base salary was increased from $227,700 to $250,000 effective March 25, 2007 to coincide with his appointment as Vice President, Operations. Mr. Justin had previously served as Vice President, Eastern Operations.

(12)

The positive value of the year-over-year change in the actuarial value of benefits earned under the Sunoco, Inc. Retirement Plan of $43,221 and the Pension Restoration Plan of $16,355 is offset by the negative value of year-over-year change in actuarial value of benefits earned under the Sunoco Inc. Executive Retirement Plan of $79,453, resulting in a negative sum.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the grants of awards to the CEO, CFO and each of the three other most highly compensated executive officers of the Partnership’s general partner in 2007:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant date fair value of stock and option awards(5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
D. M. Fretz	01-26-2007	—	384,000	768,000	—	22,362	(2)	44,724	—	—	—	1,236,395
President and Chief Executive Officer

N.E. Murphy	04-20-2007	—	82,283	164,566	—	4,208	(2)	8,416	9,212	—	—	802,614
Vice President and Chief Financial Officer

C. W. Keene	01-26-2007	—	101,680	203,360	2,491	4,981	(6)	9,962	—	—	—	242,889
Vice President, Business					—	4,393	(2)	8,786	—	—	—	275,399
Development

B. D. Davis, Jr.	01-26-2007	—	96,760	195,520	—	3,737	(2)	7,474	—	—	—	206,619
Vice President, General Counsel and Secretary

D. A. Justin	01-26-2007	—	100,000	200,000	—	4,185	(2)	8,370	—	—	—	231,389
Vice President, Operations

NOTES TO TABLE:

(1)

The annual incentive was awarded under the Sunoco Partners LLC Annual Incentive Plan. The annual incentive is paid out in cash, and any amounts earned for performance during the 2007 year will be paid out no later than March 14, 2008.

(2)

The performance-based restricted units were awarded under the Sunoco Partners LLC Long-Term Incentive Plan (the “LTIP”) on January 26, 2007 except that Mr. Murphy’s performance-based restricted units were awarded on April 20, 2007, in connection with his hiring. These performance- based restricted units were granted with tandem distribution equivalent rights. Actual payout of these awards will depend upon the Partnership achieving certain specified performance levels, ranked against its peer group of companies, based upon equally weighted annual objectives for total unitholder return and growth cash distributions to unitholders. The portion of each award that may be earned during the performance period (which runs from January 1, 2007 to December 31, 2009) ranges from a threshold value of zero, to a target value equal to 100 percent of the award, and a maximum value of 200 percent of the award. Payment of any amounts earned will occur following such period, assuming continued employment with the general partner at such time.

(3)

Amounts shown in this column reflect the grants of certain time-vested restricted units to NEOs granted during the 2007 fiscal year under the LTIP. The eventual payout of these grants may be made either in the form of cash or in common units, as determined at the time of grant by the general partner’s Compensation Committee. On April 20, 2007, in connection with his hiring, Mr. Murphy was granted a one-time award of 9,212 restricted units, together with applicable distribution equivalent rights, pursuant to the LTIP; this special award vests and becomes payable in one-third increments on each December 31, 2007 through 2009, contingent only upon Mr. Murphy’s continued employment with the general partner through the end of the restriction periods. The number of restricted units earned by Mr. Murphy upon the first incremental vesting on December 31, 2007 was 3,071 units.

(4)	Although permitted by the terms of the LTIP, no Unit Options have been awarded at this time.
(5)	Grant date fair value was calculated in accordance with SFAS No. 123R.
(6)

Mr. Keene was granted a special unit award of 4,981 performance-based restricted units under the LTIP on January 26, 2007. Actual payout of these awards will depend upon the Partnership achieving certain specified performance levels, ranked against its peer group of companies, based upon equally weighted annual objectives for total unitholder return and growth cash distributions to unitholders. The award vests incrementally over a five year restricted period with 25% vesting on December 31, 2009, 25% vesting on December 31, 2010 and the remaining units vesting on December 31, 2011. The portion of each unit award earned at each vesting period ranges from a threshold value of 50 percent, to a target value equal to 100 percent of the award, and a maximum value of 200 percent of the award.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the unvested and outstanding equity awards to the CEO, CFO and each of the three other most highly compensated executive officers of the Partnership’s general partner as of December 31, 2007:

Name	Option Awards(1)					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (3) ($)
D. M. Fretz
President										22,391	(4)
and Chief Executive	—	—	—	—	—	—		—		22,362	(5)	2,245,706
Officer

N.E. Murphy	—	—	—	—	—	6,141	(2)	308,155	(2)	4,208	(5)	211,157
Vice President and Chief
Financial Officer

C. W. Keene										5,180	(4)
Vice President,										4,393	(5)
Business Development	—	—	—	—	—	—		—		4,981	(6)	730,320

B. D. Davis, Jr.										4,492	(4)
Vice President, General										3,737	(5)	412,931
Counsel and Secretary	—	—	—	—	—	—		—

D. A. Justin										4,212	(4)
Vice President,	—	—	—	—	—	—		—		4,185	(5)	421,361
Operations

NOTES TO TABLE:

(1)	Although permitted by the terms of the Sunoco Partners LLC Long-Term Incentive Plan (the “LTIP”), no Unit Options have been awarded at this time.
(2)

Amounts shown reflect awards of time-vested restricted units (i.e., not performance-based), granted under the terms of the LTIP. On April 20, 2007, in connection with his hiring, Mr. Murphy was granted a one-time award of 9,212 restricted units, together with applicable distribution equivalent rights, pursuant to the LTIP; this special award vests and becomes payable in one-third increments on each December 31, 2007 through 2009, contingent only upon Mr. Murphy’s continued employment with the general partner through the end of the restriction periods. The number of restricted units earned by Mr. Murphy upon the first incremental vesting on December 31, 2007 was 3,071 units. The market value or payout value of the unearned restricted units is based on the trading price of the common units, representing limited partnership interests in the Partnership, on December 31, 2007 of $50.18.

(3)

The market value or payout value of the unearned restricted units is based on the trading price of the common units, representing limited partnership interests in the Partnership, on December 31, 2007 of $50.18, and assumes a payout at the target of 100 percent.

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

(5)

These performance-based restricted units were awarded January 26, 2007, and the performance period ends on December 31, 2009, except that Mr. Murphy’s performance-based restricted units were awarded on April 20, 2007, in connection with his hiring. Actual payout of these awards will depend upon the Partnership achieving certain specified performance levels, ranked against its peer group of companies, based upon total unitholder return and growth in cash distributions to unitholders. The portion of each award that may be earned during the performance period ranges from a threshold value of zero, to a target value equal to 100 percent of the award, and a maximum value of 200 percent of the award. Payment of any amounts earned will occur following such period, assuming continued employment with the general partner at such time. At the end of the performance period, to the extent that the performance-based restricted units are paid out, each holder of performance-based restricted units also will receive an amount equal to the cumulative cash distributions that would have been paid over the performance period had he or she been the holder of record of common units, representing limited partnership interests in the Partnership, equal to the number of the performance-based restricted units, if any, paid out.

(6)

Mr. Keene was granted a special unit award of 4,981 performance-based restricted units on January 26, 2007. The award vests incrementally over a five year restricted period with 25% vesting on December 31, 2009, 25% vesting on December 31, 2010 and the remaining units vesting on December 31, 2011. The portion of each unit award earned at each vesting period ranges from a threshold value of 50 percent, to a target value equal to 100 percent of the award, and a maximum value of 200 percent of the award. Actual payout of these awards will depend upon the Partnership achieving certain specified performance levels, ranked against its peer group of companies, based upon equally weighted annual objectives for total unitholder return and growth cash distributions to unitholders. At the end of the performance period, to the extent that the performance-based restricted units are paid out, Mr. Keene will also receive an amount equal to the cumulative cash distributions that would have been paid over the performance period had he been the holder of record of common units, representing limited partnership interests in the Partnership, equal to the number of the performance-based restricted units paid out.

OPTION EXERCISES AND STOCK VESTED

The following table provides information concerning the amounts related to the vesting, during 2007, of certain awards for the CEO, CFO and each of the three other most highly compensated executive officers of the Partnership’s general partner in 2007, upon the vesting of restricted units, previously awarded under the Sunoco Partners LLC Long-Term Incentive Plan (the “LTIP”):

Name	Option Awards (1)		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting(3) ($)
D. M. Fretz	—	—	32,163	(2)	$1,973,469
President and Chief Executive Officer
N.E. Murphy	—	—	3,071	(4)	170,694
Vice President and Chief Financial Officer
C. W. Keene	—	—	10,387	(2)(5)	637,327
Vice President, Business Development
B. D. Davis, Jr.	—	—	6,362	(2)	390,328
Vice President, General Counsel and Secretary
D. A. Justin	—	—	5,921	(2)	363,292
Vice President, Operations

NOTES TO TABLE:

(1)	Although permitted by the terms of the LTIP, no Unit Options have been awarded at this time.
(2)

Amounts shown in this column reflect the vesting and payout of performance-based restricted unit awards granted in January 2005 under the LTIP, and the Partnership’s level of attainment of certain performance goals over the three-year performance period running from January 1, 2005 through December 31, 2007. The number of units shown in the table reflects a payout percentage of 163.2 percent, applicable to the actual level of achievement of certain specified performance goals (based upon annual objectives for growth in cash flow per common unit, and total unitholder return ranked against peers) during the performance period. The value upon vesting was determined by multiplying (i) the product of the target number of such restricted units and the applicable performance factor (163.2 percent) at the end of the performance period; by (ii) the closing market price of the Partnership’s common units on the last trading day before the units were paid out ($52.20), and then adding the cumulative cash value of earned distribution equivalents. The performance measures for these awards were growth in operating cash flow, and total unitholder return during the performance period.

(3)	Amounts shown in this column include the following amounts paid out in respect of the earned cumulative distribution equivalents on the restricted units:

Name	Value of Cumulative Distribution Equivalents Realized Upon Vesting ($)
D. M. Fretz	294,537
N.E. Murphy	10,388
B. D. Davis, Jr.	58,256
C.W. Keene	95,120
D. A. Justin	54,221

(4)

For Mr. Murphy, the amounts shown also include the value of a special restricted unit award, granted in April 2007, in connection with his hiring, the payout of which was conditioned only upon his continued employment through the end of the first of three incremental restriction periods, running from April 20,

2007 through December 31, 2007, and the related cumulative distribution equivalents. The number of restricted units earned by Mr. Murphy upon vesting of this special award was 3,071 units.
(5)

For Mr. Keene, the amounts shown also include the value of a special restricted unit award, granted in January 2005, in connection with his hiring, the payout of which was conditioned only upon his continued employment through the end of a restriction period running from January 18, 2005 through December 31, 2007, and the related cumulative distribution equivalents. The number of restricted units earned by Mr. Keene upon vesting of this special award was 2,436 units.

PENSION BENEFITS

Sunoco Partners LLC, the Partnership’s general partner, is a participating employer in certain Sunoco, Inc. pension and retirement plans, and NEOs are eligible to participate in such plans. Benefits under these plans are calculated based on cash compensation including both base pay and annual incentives. This table shows the estimated annual retirement benefits payable to a covered executive based upon the final average pay formulas of the Sunoco, Inc. Retirement Plan (the “SCIRP”), the Sunoco, Inc. Pension Restoration Plan, and the Sunoco, Inc. Executive Retirement Plan (the “SERP”). Executives who participate in these plans may elect to receive their accrued benefits in the form of either a lump sum or an annuity. The estimates shown in the table below assume that benefits are received in the form of a single lump sum at retirement. These estimates do not take into account potential future increases in base salary, or future bonuses that may be paid.

Name	Plan	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefit(2) ($)	Payments During Last Fiscal Year ($)
D. M. Fretz	SCIRP	30.84	1,437,410	0
President and Chief Executive Officer	Pension Restoration	30.84	4,350,974	0
	SERP	30.84	0	0
N.E. Murphy	SCIRP	0.73	16,056	0
Vice President and Chief Financial Officer	Pension Restoration	0.73	Not applicable	0
	SERP	Not applicable	Not applicable	0
C. W. Keene	SCIRP	2.97	52,695	0
Vice President, Business Development	Pension Restoration	2.97	32,939	0
	SERP	Not applicable	Not applicable	0
B. D. Davis, Jr.	SCIRP	4.14	84,647	0
Vice President, General Counsel and Secretary	Pension Restoration	4.14	36,290	0
	SERP	Not applicable	Not applicable	0
D. A. Justin	SCIRP	24.21	413,224	0
Vice President, Operations	Pension Restoration	24.21	77,014	0
	SERP	24.21	742,075	0

NOTES TO TABLE:

(1)	Credited years of service reflect actual service with the general partner, including years of service credited with Sunoco, Inc., prior to the Partnership’s initial public offering in February 2002.
(2)

An actuarial present value of the benefits is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested as of December 31, 2007 at a discount rate of 6.25%, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. Estimated future payments are assumed to be in the form of a single lump sum payment at retirement determined using interest rate and mortality table assumptions applicable under current IRS regulations for qualified pension plans. The conversion interest rate[s] assumed for lump sum payments are based on three segment rates under the Pension Protection Act and the lump sum mortality table is derived from IRS regulations. In addition, the value of the lump sum payment includes the estimated value of the 50% postretirement death benefit payable to the spouse of a retired participant under the SERP and Final Average Pay formula benefits described below, if married. It is assumed that 90% of all male members are married and 60% of females are married, with wives assumed to be 3 years younger than husbands. The assumed retirement age for each executive is the earliest age at which the executive could retire without any benefit reduction due to age. For NEOs, the assumed retirement age is 60 (i.e., the earliest age at which the executive could retire without any benefit reduction due to age), or actual age, if older than 60. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age, final service, future compensation levels, interest rate movements and regulatory changes.

The Sunoco, Inc. Retirement Plan

The Sunoco, Inc. Retirement Plan (the “SCIRP”) is a qualified defined benefit retirement plan that covers most salaried and many hourly employees, including the NEOs. The SCIRP provides for normal retirement at age 65. The plan includes two benefit formulas:

(1)	Final Average Pay formula

•

Benefit equals 1- 2/3 percent of Final Average Pay (the average earnings during the 36 consecutive months of highest earnings in the last ten years prior to retirement) multiplied by the credited service up to 30 years, plus  3/4 percent of final average pay multiplied by the credited service over 30 years.

•	The amount is then reduced by 1- 2/3 percent of the estimated Social Security Primary Insurance amount multiplied by the credited years of service up to a maximum of 30 years.

•

The Final Average Pay benefit is reduced by  5/12 percent for each month that retirement precedes age 60 (down to age 55), with the early retirement benefit at age 55 being 75 percent of the unreduced Final Average Pay benefit.

(2)	Career Pay (cash balance) formula

•	The benefit is expressed as an account balance, which is comprised of pay credits and indexing adjustments.

•	Pay credits equal 7 percent of pay for the year up to the Social Security (FICA) Wage Base, ($102,000 in 2007) plus 12 percent of pay for the year that exceeds the Wage Base.

•

The indexing adjustment equals the account balance at the end of each month multiplied by the monthly change in the All-Urban Consumer Price Index, plus 0.17 percent. However, if in any month the adjustment would be negative, the adjustment would be zero for such month.

For employees, including NEOs, hired before January 1, 1987 (Ms. Fretz), the benefits under SCIRP are the greater of the Final Average Pay or Career Pay formula benefits. An employee may retire at the Normal Retirement Age of 65 regardless of years of service with Sunoco, or may retire as early as age 55 with 10 years of service. All employees hired before January 1, 1987 are 100 percent vested in their benefits. For employees, including NEOs, hired on or after January 1, 1987 (Messrs. Davis, Justin, Keene, and Murphy), retirement benefits are calculated under the Career Pay formula only. An employee may retire at the Normal Retirement Age of 65, or may retire as early as age 55 with 10 years of service. An employee is 40 percent vested in his or her benefit after completing two years of eligible service, with the vested portion increasing in 20 percent increments each year until it reaches 100 percent at five years.

The normal form of benefit under the SCIRP is an annuity for the life of the employee, with 50 percent of that annuity paid for the life of the employee’s surviving spouse (50 percent Joint and Survivor Benefit). This 50 percent Joint and Survivor benefit is free for participants who benefit under the Final Average Pay formula, but is reduced actuarially for participants who benefit under the Career Pay formula. Other forms of payment are also offered such as a lump sum and other annuity options. Under the Career Pay formula, the lump sum is equal to the value of the employee’s account, and under the Final Average Pay formula, the lump sum is the actuarial equivalent of the annuity benefit, based on Internal Revenue Service prescribed interest rates and mortality tables.

The SCIRP is subject to qualified plan Internal Revenue Code (the “Code”) limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits, under the plan. For 2007, the limit on the compensation that may be used was $225,000, and will be $230,000 for 2008. The limit on annual benefits payable for an employee retiring in 2007 was $180,000, and for 2008 is $185,000. Benefits in excess of those permitted under the statutory limits are paid from the Pension Restoration Plan, described below.

The amounts presented in the table above are actuarial present values based on accrued annual benefits, using pay and service through December 31, 2007. If the benefit is paid in a lump sum, the actual amount distributed would vary depending on the actual interest rate and the mortality assumptions used to calculate the distribution at the time of retirement. The mortality table and interest rates to be used in determining a lump sum have changed beginning in 2008 under the Pension Protection Act of 2006, or PPA. Under the PPA, the method for computing the lump sum interest rate is being phased in 20% annually through 2012. The effect of this change is expected to reduce lump sum amounts in the future. The estimated amounts above do not take into account future credited service, potential future changes in base salary, the annual guideline incentive opportunity, or future annual incentives that may be paid as a result of Company performance.

Pension Restoration Plan

The Pension Restoration Plan is a non-qualified plan that provides retirement benefits that would be provided under the SCIRP, but are prohibited from being paid from the SCIRP by the Code limits. (See the discussion regarding the SCIRP above for the limits.) The benefit paid by the Pension Restoration Plan is the excess of the total benefit accrued under the SCIRP over the amount of benefit that the SCIRP is permitted to provide under the Code. All benefits under the Pension Restoration Plan are paid in a lump sum calculated using the same actuarial factors applicable under the SCIRP. Payment of benefits is made upon termination of employment, except that payment of amounts subject to Code Section 409A is delayed until six months after separation from service for any specified employee as defined under Code Section 409A.

Sunoco, Inc. Executive Retirement Plan

The Sunoco, Inc. Executive Retirement Plan (the “SERP”) is a non-qualified defined benefit plan that may cover certain executive employees, including the NEOs. The SERP may provide pension benefits over and above an NEO’s benefits under SCIRP and the Pension Restoration Plan. All SERP benefits are offset by the SCIRP and the Pension Restoration Plan benefits. NEOs hired before 1987 (Ms. Fretz) generally will not receive a SERP benefit at retirement, since their SCIRP and Pension Restoration Plan benefits at retirement will equal or exceed their SERP benefits. An NEO must be at least 55 years old with five years of qualifying executive service, to be eligible for a SERP retirement benefit.

For Mr. Justin, the SERP benefit (before offset by the SCIRP and Pension Restoration Plan benefits) equals the highest benefit resulting from three calculations:

(1)	SCIRP Final Average Pay formula (described on page 121).

(2)	Minimum Benefit formula

•	The benefit equals 3- 1/3% of final average pay multiplied by credited service up to 12 years, with the maximum benefit under this formula equal to 40 percent of final average pay.

•

The minimum benefit is reduced by  5/12 percent for each month that retirement precedes age 60 (down to age 55), with the early retirement benefit at age 55 being 75 percent of the unreduced minimum benefit.

•	The minimum benefit is offset by the value of benefits paid by a prior employer’s qualified and non-qualified retirement plans.

(3)	Executive Service formula

•	The benefit equals 2- 1/4 percent of final average pay multiplied by length of executive service, with the maximum benefit under this formula equal to 50 percent of final average pay.

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

SERP benefits are paid in a lump sum calculated using the same actuarial factors applicable under the SCIRP, with payment delayed until six months after separation from service, pursuant to Code Section 409A for any specified employee as defined in Code Section 409A. The two non-qualified plans are unfunded. The benefits from the non-qualified plans are paid from general assets that are subject to the claims of the Partnership’s general creditors under federal and state law in the event of insolvency.

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

Retirement: The benefits paid to the NEOs upon retirement are described above, on pages 121 through 123.

Voluntary Termination: An NEO who resigns and leaves voluntarily, would receive the following benefits:

•

Sunoco, Inc. Retirement Plan (the “SCIRP”): Retirement eligible NEOs hired prior to January 1, 1987 (Ms. Fretz) would receive benefits based upon the Final Average Pay formula of the SCIRP, which is a qualified defined benefit retirement plan. Effective January 1, 1987, for employees hired subsequent to that date, the SCIRP was converted from a final average pay plan to a cash balance pension plan. SCIRP benefits for NEOs hired after this conversion (Messrs. Davis, Justin, Keene and Murphy) are calculated using the Career Pay formula, based on a percentage of pay each year and an indexing adjustment. Normal retirement age under the SCIRP is 65 years. To the extent that the amount payable exceeds the amount available under the SCIRP, the remaining amount would be paid under the Pension Restoration Plan.

•

Sunoco, Inc. Executive Retirement Plan (the “SERP”): The SERP provides pension benefits over and above benefits available under the SCIRP to participants who are at least 55 years of age, with a minimum of five (5) years service as an executive. SERP benefits are offset by benefits payable under other qualified or non-qualified plans of Sunoco, Inc. The maximum benefit payable under any SERP formula cannot exceed 50 percent of final average earnings. Under the terms of the SERP, only Mr. Justin would be eligible to receive benefits under this plan.

•

Sunoco Partners LLC Long-Term Incentive Plan (the “LTIP”): Under the LTIP, if an NEO is not retirement eligible, outstanding performance-based restricted units would be cancelled as of the termination date. If the NEO is eligible for retirement, unvested restricted units would continue to vest, and would pay out, along with the accompanying distribution equivalent rights, if the performance measures are met.

•

Sunoco Partners LLC Annual Incentive Plan: If the NEO voluntarily terminates employment prior to December 31 of the plan year, other than by retirement, the NEO would not receive any incentive award for that year.

•	Vacation Benefits: Each NEO would be entitled to receive an amount for his or her accrued vacation, which benefit is generally provided to active employees of the Partnership’s general partner.

Involuntary Termination—For Cause: An NEO who is terminated for cause would receive the following:

SCIRP/SERP: Benefits accrued under the SCRIP, SERP and Pension Restoration Plans would be paid according to the terms of those plans applicable to terminated or retirement eligible employees, as described in the Voluntary Termination section above.

•	LTIP: Under the LTIP, if an NEO is not retirement eligible, outstanding performance-based restricted units would be cancelled as of the termination date.

•	Sunoco Partners LLC Annual Incentive Plan: Any annual incentive award for that year would be forfeited.

•	Vacation Benefits: Each NEO would receive an amount for his or her accrued vacation, which benefit is generally provided to active employees of the Partnership’s general partner.

Involuntary Termination—Not for Cause:

•

Sunoco Partners LLC Executive Involuntary Severance Plan (“Involuntary Severance Plan”): Executives whose employment is terminated by the Partnership’s general partner, other than for just cause, or as a result of death or disability, receive a severance allowance under the Involuntary Severance Plan. The plan is available to the general partner’s NEOs and certain other executive level employees. However, any NEO receiving benefits under the SERP would not also be eligible to receive benefits under this plan. The following is a summary of the benefits available under this plan:

•

In the case of the CEO, severance payments would be for a period of and equal to one and one half (1- 1/2) years of base salary, plus guideline annual incentive in effect on the termination date, as defined in the plan.

•	The other NEOs would receive severance payments for periods ranging from one (1) to one and one-half (1- 1/2) years of base salary plus guideline, depending upon employment grade level.

•	Each NEO would be entitled to medical coverage for up to the period of severance received, at the same rate that such benefits are generally provided to active employees.

•

If an NEO is not retirement eligible, outstanding performance-based restricted units would be cancelled as of the termination date. If the NEO is eligible for retirement, unvested restricted units would continue to vest, and would pay out, along with the accompanying distribution equivalent rights, if the performance measures are met.

•	The NEOs would receive a cash amount in lump sum equal to the NEO’s earned vacation through the end of his or her employment termination date as defined in the plan.

•

SCIRP: NEOs hired prior to January 1, 1987 (Ms. Fretz) would receive benefits based upon the Final Average Pay formula of the SCIRP. SCIRP benefits for NEOs hired after the January 1, 1987 conversion of SCIRP from a final average pay plan to a cash balance pension plan (Messrs. Davis, Justin, Keene and Murphy), are calculated using the Career Pay formula. To the extent that the amount payable exceeds the amount available under the SCIRP, the remaining amount would be paid under the Pension Restoration Plan.

•	SERP: SERP benefits are offset by benefits payable under the SCIRP and Pension Restoration Plan. Under the terms of the SERP, only Mr. Justin would be eligible to receive benefits under this plan.

Involuntary Termination—Change of Control

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

•

the greater of 100 percent of the executive’s annual incentive guideline in effect immediately before the change of control or employment termination date, or the highest annual incentive awarded to the NEO in any of the three years ending before the change of control or in any subsequent year ending before the employment termination date.

Each NEO would be entitled to medical, dental and life insurance coverage for the period of severance received, at the same rate that such benefits are generally provided to active employees of the general partner. In the case of a change of control, the plan also provides for the protection of certain pension benefits and reimbursement for any additional tax liability incurred as a result of excise taxes imposed on payments deemed to be attributable to the change in control.

•

SCIRP: In the event of a change of control, the benefits of a participant whose employment began before September 5, 2001, and who is terminated (as defined in the plan) following a change in control, become 100 percent vested and are increased as follows:

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

•

SERP: Under the SERP, after a change of control and qualifying termination (as defined in the plan) (a “double trigger”), a participant becomes 100 percent vested in his SERP benefit. The following provisions also apply:

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

•

Sunoco Partners LLC Annual Incentive Plan: If a change of control occurs, an NEO would receive a pro rata portion of the annual incentive based on level of attainment of applicable performance targets.

•

LTIP: If a change of control occurs, all outstanding restricted units, along with the accompanying distribution equivalent rights, become fully vested. The units that have been outstanding for more than one year will be paid out at the greater of target or in amount in line with actual performance results. The units that have been outstanding for less than one year will be paid out at target. Retention-based units will be paid out at as awarded.

Death: In the case of death, an NEO’s beneficiary(ies) or estate would receive the following benefits:

•	Insurance:

•	Life insurance benefits equal to one times base compensation up to a maximum of $1 million plus any supplemental life insurance elected and paid for by the NEO.

•	Travel Accident insurance in the amount of three times base compensation (up to a maximum of $3 million) would be payable in the event of accidental death while traveling on company business.

•

An Occupational Death benefit in the amount of $250,000 would be payable in the event of accidental death on the company’s premises in the course of his job; however, the Occupational Death Plan does not pay benefits if there is a Travel Accident benefit of three times base compensation.

•

If the NEO is married, medical coverage would be available to his or her spouse on the same basis as other married employees, i.e., if retirement eligible at death, coverage would be available to his or her spouse on the same basis as other retirement eligible employees. If not retirement eligible, coverage would be available for a period equal to the time he or she was employed by the general partner or until the spouse reached age 65, if earlier.

•	SCIRP:

•

For an NEO who is eligible for Final Average Pay formula benefits under SCIRP (Ms. Fretz): A married NEO’s spouse would receive the greater of 50 percent of the benefit under the Final Average Pay formula or 100 percent of the benefit accrued under the Career Earnings Formula. A non-married NEO’s beneficiary(ies) or estate would receive 100 percent of the benefit accrued under the Career Earnings Formula. This benefit is the same for all similarly situated employees.

•

For an NEO that is eligible for Career Pay Formula benefits only under SCIRP (Messrs. Davis, Keene, Justin and Murphy): A married or non-married NEO’s spouse, beneficiary(ies) or estate would receive 100 percent of the benefit accrued under the Career Earnings Formula. This benefit is the same for all similarly situated employees.

•

For all NEOs, to the extent that the amount payable under SCIRP exceeds the amount available due to IRS limits, the remaining amount would be paid under the Pension Restoration Plan at the employee’s death.

•	SERP: Under the SERP, a married NEO’s spouse would receive 50 percent of any benefit payable under the plan.

•	Sunoco Partners LLC Annual Incentive Plan: A prorated annual incentive based on date of death would be payable to the NEO’s beneficiary(ies) or estate.

•

LTIP: Under the LTIP all unvested restricted units would continue to vest, and, along with the accompanying distribution equivalent rights, would pay out at the end of the respective performance periods to the NEO’s beneficiary(ies) or estate if the applicable performance measures are met.

Disability: In the case of disability, an NEO would be eligible for the following benefits:

•	SCIRP/SERP: An NEO would receive continued accrual of benefits under SCIRP and SERP until normal retirement date or later, according to the terms of those plans.

•	Medical and Life Insurance: Medical and life insurance coverage would be available to the NEO on the same basis as to other disabled employees.

•

Long Term Disability: An NEO would receive benefits, including Social Security, up to 60 percent of total annual compensation or $25,000 per month, whichever is less, under Sunoco Inc.’s long-term disability plan.

•	Sunoco Partners LLC Annual Incentive Plan: An NEO would receive a pro rata portion of the annual incentive for the period from the start of the plan year to the date of permanent disability.

•

LTIP: Under the LTIP all unvested restricted units would continue to vest, and along with the accompanying distribution equivalent rights, will pay out at the end of the respective performance periods if the applicable performance measures are met.

The following table reflects estimated compensation and benefits for the NEOs under various scenarios involving a termination of employment. These amounts are estimates of the amounts that would be paid to the NEOs and the actual amounts paid can only be determined at the time of a named executive officer’s termination of employment. The estimates are based on the following assumptions:

•

the applicable provisions in the agreements and arrangements governing the NEOs’ benefits and payment which are summarized in the “Other Potential Post-Employment Payments” section on pages 123 to 127;

•	the triggering event occurred on December 31, 2007;

•	the price of the Partnership’s stock is the price at the close on December 31, 2007 ($50.18);

•	pension lump-sum values are based on applicable segment interest rates being phased in under the Pension Protection Act of 2006;

•	health and welfare benefits are included, where applicable, at the estimated value of the continuation of these benefits; and

•	each NEO has exhausted all available vacation benefits as of December 31, 2007.

Name	Voluntary Resignation	Involuntary Not for Cause Termination	Involuntary Termination— Change in Control
D.M. Fretz President and Chief Executive Officer	$12,055,996	$13,369,996	$15,622,003

N.E. Murphy Vice President and Chief Financial Officer	301,141	933,316	1,838,378

C.W. Keene Vice President, Business Development	848,844	1,414,239	2,877,351

B.D. Davis, Jr. Vice President, General Counsel and Secretary	645,909	1,011,619	2,241,039

D.A. Justin Vice President, Operations	2,827,821	3,370,821	3,850,895

DIRECTOR COMPENSATION

Directors, who are employees of Sunoco Partners LLC, Sunoco, and their respective affiliates, including the CEO, receive no additional compensation for service on the general partner’s Board of Directors or any committees of the Board.

Compensation Philosophy: The general partner’s Board of Directors believes that the compensation program for the non-employee directors should be designed to attract experienced and highly qualified individuals; provide appropriate compensation for their commitment and contributions to the Partnership and its unitholders; and align the interests of the non-employee directors and unitholders. The general partner’s Board of Directors engages a third-party compensation consultant to benchmark director compensation against the Partnership’s performance peer group, other pipeline companies, and general industry. For 2007, the Board of Directors engaged a consultant from Fredrick W. Cook, Inc. & Co. This director compensation consultant provides advice regarding “best practices” and trends in director compensation. Non-employee directors are compensated partly in cash and partly in the common units, representing limited partnership interests, of the Partnership. Currently, equity-based compensation represents a substantial portion of the total compensation package.

Retainers and Fees: During 2007, directors who were not employees of Sunoco Partners LLC or its affiliates (“non-employee directors”), received an annual retainer of $21,000 in cash, paid quarterly, and a number of restricted units paid quarterly under the Sunoco Partners LLC Long-Term Incentive Plan. These restricted units had an aggregate fair market value equal to $21,000 on an annual basis (the fair market value of each quarterly payment of restricted units is calculated as of the payment date). These restricted units are required to be deferred, and are credited to each non-employee director’s mandatory deferred compensation account in the Directors’ Deferred Compensation Plan. Amounts thus deferred in the form of restricted units are treated as if invested in common units of the Partnership, and include a credit for distribution equivalent rights (in the form of additional restricted units), credited on the applicable date(s) for Partnership cash distributions. During 2007, the chairman of the Audit/Conflicts Committee received an annual committee chair retainer of $8,000 in cash, and the chairman of the Compensation Committee received an annual chair retainer of $3,500 in cash. In addition, the non-employee directors received fees of $1,500 in cash for each Board meeting attended, and $1,000 in cash for each committee meeting attended.

Directors’ Deferred Compensation Plan: Directors are permitted voluntarily to defer all or a portion of their cash retainers and fees under the Sunoco Partners LLC Directors’ Deferred Compensation Plan. Voluntarily deferred cash compensation amounts are credited in the form of restricted units, the value of which varies as though invested in common units of the Partnership. Amounts voluntarily deferred in the form of restricted units also are credited with distribution equivalent rights (in the form of additional restricted units), on the applicable date(s) for Partnership cash distributions. Payments of compensation deferred under the Directors’ Deferred Compensation Plan are restricted in terms of the earliest and latest dates that payments may begin. All deferrals, whether mandatory or voluntary, will be paid out in cash.

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

Directors’ Unit Ownership Guidelines: Each non-employee director is expected to own common units, representing limited partnership interests in the Partnership, with a market value equal to at least three times the total (cash and restricted unit) annual retainer and Board /committee meeting fees. Directors who do not meet the criteria for independence established by the New York Stock Exchange must own at least one thousand (1,000) Partnership common units. Included in the determination of unit ownership for purposes of these guidelines are all common units beneficially owned, as well as any restricted units in the Directors’ Deferred Compensation Plan. New directors are allowed a five-year phase-in period to comply with the guidelines.

Indemnification: Each director will be indemnified fully by the Partnership for actions associated with being a director to the extent permitted under Delaware law.

The following table reflects the compensation actually earned by each of the non-employee directors of the Partnership’s general partner during fiscal year 2007:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(4) ($)	Total ($)
L. W. Berry, Jr. Non-employee Director	49,000	21,000	—	—	—	15,138	85,138

S. L. Cropper(5) Non-employee Director	43,000	21,000	—	—	—	7,632	71,632

G. W. Edwards(5) Non-employee Director	45,500	21,000	—	—	—	14,834	81,334

NOTES TO TABLE:

(1)

The amounts shown in this column reflect aggregate cash payments to directors in 2007, including: the annual cash retainer ($21,000) for outside directors; regular and special Board meeting fees (totaling $9,000 for each director and including a $1,500 payment to each director for a telephonic Board meeting held on December 12, 2006, which was paid during fiscal year 2007); committee meeting fees (totaling $13,000 for Mr. Berry, $11,000 for Mr. Cropper and $12,000 for Mr. Edwards and including a $1,000 payment for a telephonic meeting of the Audit/Conflicts Committee held on April 26, 2006 which was inadvertently not paid to Mssrs. Berry and Edwards during fiscal year 2006); and, as applicable, committee chair retainers ($8,000 for the Audit/Conflicts Committee and $3,500 for the Compensation Committee). Pursuant to the Sunoco Partners LLC Directors’ Deferred Compensation Plan, the directors are permitted voluntarily to defer, all or a portion of their fees and/or retainers. These amounts are deferred in the form of restricted units. As of December 31, 2007, the following directors had the following aggregate numbers of restricted units accumulated in their respective voluntary deferred compensation accounts for their years of service (these figures include distribution equivalents credited to such accounts in the form of additional restricted units):

• L. W. Berry, Jr.:	3,200
• G. W. Edwards:	2,795

(2)

The amounts shown in this column reflect the dollar value of the portion of the annual retainer (approximately half) that is paid quarterly, in the form of restricted units issued pursuant to the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) during 2007 calculated in accordance with the requirements of Statement of Financial Accounting Standards No.123 (Revised December 2004) “Share-Based Payment” (“SFAS 123R”). For each director, this restricted unit retainer is automatically and mandatorily deferred, in accordance with terms of the Sunoco Partners LLC Directors’ Deferred Compensation Plan. As of December 31, 2007, these directors had the following aggregate numbers of restricted units accumulated in their respective mandatory deferred compensation accounts as a result of the involuntary deferrals of the restricted unit retainer for their years of service (these figures include distribution equivalents credited to such accounts in the form of additional restricted units):

• L. W. Berry, Jr.:	2,172
• S. L. Cropper:	2,515
• G. W. Edwards:	2,514

(3)	Although permitted by the terms of the LTIP, no Unit Options have been awarded to directors at this time.
(4)

Amounts shown in this column include distribution equivalents earned on deferred compensation during 2007, imputed income realized due to life insurance ($137) and travel/accident insurance benefits ($24), and other income ($161) which was paid in cash to Mr. Cropper and deferred in restricted units for Messrs. Berry and Edwards. In 2007, the Board decided to eliminate the director’s life insurance and travel accident insurance benefits and such benefits were cancelled as of January 1, 2008.

(5)

In 2007, Mr. Edwards was Chair of the Compensation Committee. Mr. Cropper served Chair of the Audit/Conflicts Committee for the first quarter of 2007. Effective April 20, 2007, Mr. Berry was appointed Chair of the Audit/Conflicts Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no compensation committee interlocks.

COMPENSATION COMMITTEE REPORT

The Compensation Committee (the “Committee”) of the Board of Directors of Sunoco Partners LLC (the “Company”) reviews and approves the Company’s executive compensation philosophy; reviews and recommends to the Board for approval the Company’s short- and long-term compensation plans; reviews and approves the executive compensation programs and awards; and annually reviews, determines and approves the compensation for the Chief Executive Officer (“CEO”) and the other executive officers (collectively, the “Named Executive Officers” or “NEOs”) of the Company named in the Summary Compensation Table contained in the Annual Report on SEC Form 10-K of Sunoco Logistics Partners L.P. (the “Partnership”). The Company is the general partner of the Partnership. The Committee Chair reports Committee actions, decisions and recommendations at the meetings of the full Board. The Committee has authority to directly engage and consult outside advisors, experts and others to assist the Committee at the expense of the Partnership.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors, and the Board has approved, the inclusion of the “Compensation Discussion and Analysis” in the Partnership’s Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

Respectfully submitted on February 26, 2008 by the members of the Compensation Committee of the Board of Directors of Sunoco Partners LLC:

Gary W. Edwards (Chair)

L. Wilson Berry, Jr.

Stephen L. Cropper

John G. Drosdick

Philip L. Frederickson

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2007, regarding Partnership common units that may be issued upon conversion (assuming a one-for-one conversion) of outstanding restricted units granted under the general partner’s Long-Term Incentive Plan to executive officers and other key employees. For more information about this plan (which did not require approval by the Partnership’s limited partners at the time of its adoption in 2002), refer to “Item 11—Executive Compensation.”

EQUITY COMPENSATION PLAN INFORMATION(1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	332,043	—	625,411

Total	332,043	—	625,411

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

Beneficial Ownership Table

The following table sets forth the beneficial ownership of common units of Sunoco Logistics Partners L.P., by directors of Sunoco Partners LLC (the general partner), by each named executive officer and by all directors and officers of Sunoco Partners LLC as a group as of December 31, 2007. Unless otherwise noted, each individual exercises sole voting or investment power over the Partnership common units shown in the table. For purposes of this table, beneficial ownership includes Partnership common units as to which the person has sole or shared voting or investment power, as well as: (a) those Partnership common units actually acquired by LTIP participants as a result of the vesting and payout on February 8, 2008, of performance-based restricted units awarded January 18, 2005; and (b) any additional Partnership common units that a person has the right to acquire within 60 days of December 31, 2007, through the conversion of restricted units. During 2007, Sunoco Partners LLC was owned by the following members: Sun Pipe Line Company (67%); Sunoco, Inc. (R&M) (13%); and Atlantic Refining & Marketing Corp. (20%), each of which is a direct or indirect wholly-owned subsidiary of Sunoco, Inc.

Name of Beneficial Owner(1)	Number of Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	Number of Restricted Units Owned(3)
Sunoco Partners LLC(4)	12,063,734	42.2	0
John G. Drosdick	30,000	*	0
Deborah M. Fretz	108,265	*	0
Cynthia A. Archer	2,000	*	0
L. Wilson Berry, Jr.	0	*	5,372
Stephen L. Cropper	9,200	*	2,515
Terence P. Delaney	2,500	*	0
Gary W. Edwards	0	*	5,309
Bruce G. Fischer	3,000	*	0
Philip L. Frederickson	0	*	0
Thomas W. Hofmann	2,500	*	0
Bruce D. Davis, Jr.	12,488	*	0
David A. Justin	19,170	*	0
Christopher W. Keene	6,966	*	0
Neal E. Murphy	2,126	*	0
All directors and executive officers as a group (15 persons)	12,263,949

*	Less than 0.5 percent.

NOTES TO TABLE:

(1)	The address of each beneficial owner named above is: 1735 Market Street, Suite LL, Philadelphia, PA 19103.
(2)

The figures shown in the table reflect the conversion on February 15, 2007 of 5,691,819 subordinated units to common units in accordance with the Partnership Agreement. The number of subordinated units converted represented 50 percent of the amount originally issued in February 2002, in connection with the Partnership’s initial public offering. Following this conversion, there are no subordinated units outstanding. The number of common units shown in this column as being beneficially owned also include the following distribution equivalent rights payable in the form of common units on February 8, 2008 to the officers shown below:

Deborah M. Fretz	5,642
Neal E. Murphy	140

The foregoing amounts were calculated using the closing price of $52.20 per common unit on February 7, 2008.

(3)

The amounts shown in this column represent the balance, as of December 31, 2007, of restricted units credited to the respective deferred compensation accounts established for each independent director pursuant to the terms of the Sunoco Partners LLC Directors Deferred Compensation Plan. These restricted units cannot be converted to common units of the Partnership, and will be paid out in cash (as a lump sum or series of installments), commencing on: (1) the later of: (a) the first day of the calendar year following the date of separation from Board service, or (b) the first day following the six (6) month anniversary of separation from Board service; or (2) in the event of death, the later of: (a) the first day of the calendar year following the year of death, (b) the first day following the six (6) month anniversary of separation from Board service, or (c) the date that is thirty (30) days after the Participant’s death. In no event will payment be made within six (6) months of the compensation being earned or awarded. A portion of these restricted units, credited quarterly to each such director’s mandatory deferred compensation account, reflects payment of the applicable Board restricted unit retainer.

(4)	Sunoco, Inc. is the ultimate parent company of Sunoco Partners LLC and may, therefore, be deemed to beneficially own the units that are held by Sunoco Partners LLC.

In addition to the foregoing, Tortoise Capital Advisors LLC, a Delaware limited liability company (“TCA”), filed a Schedule 13G on February 12, 2008, to report that, as of December 31, 2007, it had shared voting power over 1,913,605 common units of the Partnership, and beneficial ownership of, and shared dispositive power over, 1,988,873 common units of the Partnership, representing 7.0 percent of the total outstanding common units of the Partnership, as of that date.

The following table sets forth certain information regarding beneficial ownership of Sunoco, Inc.’s common stock, as of December 31, 2007, by directors of Sunoco Partners LLC, by each named executive officer and by all directors and officers of Sunoco Partners LLC as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of Sunoco, Inc. common stock shown in the table. For purposes of this table, beneficial ownership includes shares of Sunoco, Inc. common stock as to which the person has sole or shared voting or investment power and also any shares of Sunoco, Inc. common stock that such person has the right to acquire within 60 days of December 31, 2007, through the exercise of any option, warrant, or right.

Name of Beneficial Owner	Shares of Sunoco, Inc. Common Stock Beneficially Owned(1)	Percentage of Sunoco, Inc. Common Stock Beneficially Owned
John G. Drosdick	190,000	*
Deborah M. Fretz	2,616	*
Cynthia A. Archer	13,807	*
L. Wilson Berry, Jr.	0	*
Stephen L. Cropper	1,500	*
Terence P. Delaney	12,595	*
Gary W. Edwards	0	*
Bruce G. Fischer	30,739	*
Philip L. Frederickson	0	*
Thomas W. Hofmann	50,767	*
Bruce D. Davis, Jr.	0	*
David A. Justin	0	*
Christopher W. Keene	0	*
Neal E. Murphy	30	*
All directors and executive officers as a group (15 persons)	312,180
*	Less than 0.5 percent.

NOTE TO TABLE:

(1)	The amounts shown include 10,126 shares of Sunoco, Inc. common stock held by certain officers who are not named executive officers.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2007, the general partner owned 12,063,734 common units, representing a 42.2 limited partner interest. In addition, the general partner also owns a 2 percent general partner interest. The general partner’s ability to manage and operate the Partnership and its ownership of a 43.4 percent partnership interest effectively gives the general partner the ability to control the Partnership.

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

Operational Stage

Payments to the general partner and its affiliates	The Partnership paid the general partner an administrative fee, $7.7 million for the year ended December 31, 2007, for the provision of various general and administrative services for the Partnership’s benefit. In addition, the general partner is entitled to reimbursement for all expenses it incurs on the Partnership’s behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of the general partner who provide services to the Partnership. The general partner has sole discretion in determining the amount of these expenses.

Removal or withdrawal of the general partner	If the general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests as provided in the Partnership Agreement.

Liquidation Stage

Liquidation	Upon liquidation, the partners, including the general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

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

The following table presents the aggregate fees for audit and other professional services by the Partnership’s independent registered public accounting firm, Ernst & Young LLP, for each of the last two fiscal years:

	For the Year Ended December 31,
Type of Fee	2006	2007
Audit Fees(1)	$1,219,000	$1,140,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$1,219,000	$1,140,000

NOTE TO TABLE:

(1)

Audit fees consist of fees for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s quarterly reports on Form 10-Q and review registration statements and issuance of consents. Audit fees also include the fees for the audit of the Partnership’s internal control as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Each of the services listed above were approved by the Audit/Conflicts Committee of the general partner’s board of directors prior to their performance. All services rendered by Ernst & Young LLP, are performed pursuant to a written engagement letter with the general partner.

The Audit/Conflicts Committee of the general partner’s board of directors is responsible for pre-approving all audit services, and permitted non-audit services, to be performed by the independent registered public accounting firm for the Partnership, or its general partner. The Committee reviews the services to be performed to determine whether provision of such services potentially could impair the independence of the Partnership’s independent registered public accounting firm. The Committee’s approval procedures include reviewing a detailed budget for each particular service to be rendered, as well as a description of, and budgeted amounts for, specific categories of anticipated non-audit services. Pre-approval is generally granted for up to one year. Committee approval is required to exceed the budgeted amount for any particular category of services or to engage the independent registered public accounting firm for services not included in the budget. Additional services or specific engagements may be approved, on a case-by-case basis, prior to the independent registered public accounting firm undertaking such services.

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

(a) The following documents are filed as part of this report:

(1) The financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2) All financial statement schedules required are included in the financial statements or notes thereto.

(3) Exhibits:

Exhibit No.	Description
2.1*	Purchase and Sale Agreement by and between Mobil Pipeline Company and Sunoco Pipeline L.P., executed May 6, 2005 (incorporated by reference to Exhibit 2.1 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

2.1.1*	List of Schedules and Exhibits to Purchase and Sale Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.1.1 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

3.1*	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement, file No. 333-71968, filed October 22, 2001)

3.2*	Certificate of Limited Partnership of Sunoco Logistics Operations L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed December 18, 2001)

3.3*	First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 3.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

3.4*	Second Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of July 20, 2004 (incorporated by reference to Exhibit 3.1 of Form 10-Q, file No. 1-31219, filed August 5, 2004)

3.4.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P. dated as of January 23, 2008

10.1*	Credit Agreement dated as of August 8, 2007, by and among Sunoco Logistics Partners Operations L.P., as Borrower; Sunoco Logistics Partners L.P., as Guarantor; Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 of Form 10-Q/A, file No. 1-31219, filed November 19, 2007)

10.1.1*	First Amendment to Credit Agreement, dated as of December 1, 2005, by and among Sunoco Logistics Partners Operations L.P., as Borrower; Citibank, N.A., as Administrative Agent; Barclays Bank PLC, as Syndication Agent; and Keybank N.A., Sun Trust Bank and Wachovia Bank, N.A., as Co-Documentation Agents; and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 of Form 8-K, file No. 1-31219, filed December 5, 2005)

10.2*	Indenture, dated as of February 7, 2002, between Sunoco Logistics Partners Operations L.P. and First Union National Bank (incorporated by reference to Exhibit 10.2 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.3*	Registration Rights Agreement, dated as of February 8, 2002, among Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners L.P., Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., and the following Initial Purchasers: Lehman Brothers, Inc., Credit Suisse First Boston Corporation, Banc of America Securities LLC, Salomon Smith Barney Inc., UBS Warburg LLC and First Union Securities, Inc. (incorporated by reference to Exhibit 10.3 of Form 10-K, file No. 1-31219, filed April 1, 2002)

Exhibit No.	Description
10.4*	Contribution, Conveyance and Assumption Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sun Pipe Line Company of Delaware, Sunoco, Inc. (R&M), Atlantic Petroleum Corporation; Sunoco Texas Pipe Line Company, Sun Oil Line of Michigan (Out) LLC, Mid-Continent Pipe Line (Out) LLC, Sun Pipe Line Services (Out) LLC, Atlantic Petroleum Delaware Corporation, Atlantic Pipeline (Out) L.P., Sunoco Partners LLC, Sunoco Partners Lease Acquisition & Marketing LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners GP LLC, Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Mid-Con (In) LLC, Atlantic (In) L.P., Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners Operations GP LLC, Atlantic R&M (In) L.P., Sun Pipe Line Services (In) L.P., Sunoco Michigan (In) LLC, Atlantic (In) LLC, Sunoco Logistics Pipe Line GP LLC, Sunoco R&M (In) LLC, and Atlantic Refining & Marketing Corp. (incorporated by reference to Exhibit 10.4 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.5*	Omnibus Agreement, dated as of February 8, 2002, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.5.1	Amendment No. 2008-1 to Omnibus Agreement, dated as of February 24, 2008, and effective January 1, 2008, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sun Pipe Line Company, Sun Pipe Line Delaware (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC

10.6*	Pipelines and Terminals Storage and Throughput Agreement, dated as of February 8, 2002, among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners LLC, Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., Sunoco Logistics Partners GP LLC, and Sunoco Logistics Partners Operations GP LLC (incorporated by reference to Exhibit 10.6 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.7*	Amended and Restated Treasury Services Agreement, dated as of November 26, 2003, by and among Sunoco, Inc., Sunoco Logistics Partners L.P., and Sunoco Logistics Partners Operations L.P. (incorporated by reference to Exhibit 10.7.1 of Form 10-K, file No. 1-31219, filed March 4, 2004)

10.8*	Intellectual Property and Trademark License Agreement, dated as of February 8, 2002 among Sunoco, Inc., (“Sunoco”), Sunoco, Inc. (R&M), Sunmarks, Inc., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.8 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.9*	Inter-refinery Lease, dated as of February 8, 2002, between Sunoco Pipeline L.P., and Sunoco, Inc. (R&M) (incorporated by reference to Exhibit 10.9 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.10	Sunoco Partners LLC Executive Involuntary Severance Plan, as amended and restated as of January 23, 2008

10.11	Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated as of October 20, 2007

10.11.1	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan

10.11.2	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan

10.12	Sunoco Partners LLC Annual Incentive Plan, as amended and restated as of October 20, 2007

Exhibit No.	Description
10.13	Sunoco Partners LLC Directors’ Deferred Compensation Plan, as amended and restated as of October 20, 2007

10.14	Sunoco Partners LLC Special Executive Severance Plan, as amended and restated as of October 20, 2007

10.15	Sunoco Partners LLC Executive Summary Compensation Sheet for 2008

10.16	Sunoco Partners LLC Independent Director Compensation Summary Sheet for 2008

10.17**	Throughput and Deficiency Agreement, executed May 6, 2005 (incorporated by reference to Exhibit 10.17 to Form 10-K, File No. 1-31219, filed February 23, 2007)

10.18*	Purchase and Sale Agreement, between Alon Petroleum Pipe Line, LP and Sunoco Pipeline L.P., dated as of February 13, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K, file No. 1-31219, filed February 16, 2006)

10.19***	Crude Oil Pipeline Throughput and Deficiency Agreement between Motiva Enterprises LLC and Sunoco Pipeline L.P., dated as of December 19, 2006 (incorporated by reference to Exhibit 10.19 of Form 10-K, file no. 1-31219, filed February 23, 2007)

10.20***	Marine Dock and Terminaling Agreement between Motiva Enterprises LLC and Sunoco Partners Marketing & Terminals L.P., dated as of December 19, 2006 (incorporated by reference to Exhibit 10.20 of Form 10-K, file no. 1-31219, filed February 23, 2007)

10.21*	Membership Interest Purchase Agreement, effective as of July 27, 2006, between Sunoco, Inc. and Sunoco Pipeline Acquisition LLC (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed August 2, 2006)

10.22†	Product Terminal Services Agreement, dated as of May 1, 2007, among Sunoco, Inc. (R&M) and Sunoco Partners Marketing & Terminals L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed July 31, 2007)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1*	Code of Ethics for Senior Officers (incorporated by reference to Exhibit 10.14.1 to Form 10-K, File No. 1-31219, filed March 4, 2004)

21.1	Subsidiaries of Sunoco Logistics Partners L.P.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Officer Certification Pursuant to Exchange Act Rule 13a-14(a)

31.2	Officer Certification Pursuant to Exchange Act Rule 13a-14(a)

32.1	Officer Certification Pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350

99.1	Audited Balance Sheet of Sunoco Partners LLC as of December 31, 2007

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.
**	Confidential status has been granted for certain portions of this exhibit pursuant to a Confidential Treatment Request filed May 9, 2005. Such provisions have been separately filed with the Commission.
***	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed February 23, 2007. Such provisions have been separately filed with the Commission.
†	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed July 31, 2007. Such provisions have been separately filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOCO LOGISTICS PARTNERS L.P. (Registrant)

By:	Sunoco Partners LLC (its General Partner)

	By:	/s/ NEAL E. MURPHY
Neal E. Murphy Vice President and Chief Financial Officer

February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 26, 2008.

CYNTHIA A. ARCHER* Cynthia A. Archer Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	PHILIP L. FREDERICKSON* Philip L. Frederickson Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

STEPHEN L. CROPPER* Stephen L. Cropper Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	THOMAS W. HOFMANN* Thomas W. Hofmann Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

TERENCE P. DELANEY* Terence P. Delaney Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	DANIEL D. LEWIS* Daniel D. Lewis Comptroller (Principal Accounting Officer)

JOHN G. DROSDICK* John G. Drosdick Director and Chairman of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	BRUCE G. FISCHER* Bruce G. Fischer Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

GARY W. EDWARDS* Gary W. Edwards Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P	DEBORAH M. FRETZ* Deborah M. Fretz Chief Executive Officer and Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Executive Officer)

L. WILSON BERRY, JR.* L. Wilson Berry, Jr. Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P