Form 10-Q
period 2008-03-31
SUNOCO LOGISTICS PARTNERS LP
filed 2008-04-30
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

At April 29, 2008, the number of the registrant’s Common Units outstanding was 28,657,485.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2008	2007
Revenues
Sales and other operating revenue:
Affiliates (Note 2)	$636,386	$452,069
Unaffiliated customers	1,758,003	1,097,501
Other income	4,826	5,039

Total Revenues	2,399,215	1,554,609

Costs and Expenses
Cost of products sold and operating expenses	2,323,250	1,499,258
Depreciation and amortization	9,659	8,904
Selling, general and administrative expenses	15,431	15,519
Impairment charge (Note 4)	5,674	—

Total Costs and Expenses	2,354,014	1,523,681

Operating Income	45,201	30,928
Net interest with affiliates (Note 2)	(106)	535
Other interest cost and debt expense, net	8,576	8,639
Capitalized interest	(772)	(553)

Net Income	$37,503	$22,307

Calculation of Limited Partners’ interest in Net Income (Note 3):
Net Income	$37,503	$22,307
Less: General Partner’s interest in Net Income	(9,654)	(2,079)

Limited Partners’ interest in Net Income	$27,849	$20,228

Net Income per Limited Partner unit:
Basic	$0.97	$0.71

Diluted	$0.97	$0.70

Weighted average Limited Partners’ units outstanding (Note 3):
Basic	28,627,656	28,564,996

Diluted	28,806,029	28,702,728

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$2,000	$2,000
Advances to affiliates (Note 2)	—	8,060
Accounts receivable, affiliated companies (Note 2)	247,511	62,167
Accounts receivable, net	1,371,959	1,200,782
Inventories:
Crude oil	67,416	29,145
Refined product additives	296	682
Materials, supplies and other	842	842

Total Current Assets	1,690,024	1,303,678

Properties, plants and equipment	1,643,256	1,625,782
Less accumulated depreciation and amortization	(546,032)	(536,520)

Properties, plants and equipment, net	1,097,224	1,089,262

Investment in affiliates (Note 5)	84,727	84,985
Deferred charges and other assets	28,231	26,717

Total Assets	$2,900,206	$2,504,642

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$1,703,354	$1,289,402
Accrued liabilities	50,343	45,159
Advances from affiliates (Note 2)	13,216	—
Accrued taxes other than income taxes	34,219	34,277

Total Current Liabilities	1,801,132	1,368,838
Long-term debt (Note 7)	474,152	515,104
Other deferred credits and liabilities	26,283	29,655
Commitments and contingent liabilities (Note 7)

Total Liabilities	2,301,567	1,913,597

Partners’ Capital:
Limited partners’ interest	586,921	582,357
General partner’s interest	11,718	8,688

Total Partners’ Capital	598,639	591,045

Total Liabilities and Partners’ Capital	$2,900,206	$2,504,642

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$37,503	$22,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,659	8,904
Impairment charge	5,674	—
Restricted unit incentive plan expense	2,745	2,256
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(185,344)	(54,329)
Accounts receivable, net	(171,177)	20,476
Inventories	(37,885)	(11,871)
Accounts payable and accrued liabilities	418,206	(12,079)
Accrued taxes other than income	(58)	(6,206)
Other	(4,744)	4,925

Net cash provided by (used in) operating activities	74,579	(25,617)

Cash Flows from Investing Activities:
Capital expenditures	(23,131)	(17,881)

Net cash used in investing activities	(23,131)	(17,881)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(31,591)	(28,253)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(1,278)	(1,479)
Contributions from General Partner for Limited Partner unit transactions	76	58
Advances from affiliates, net	21,276	15,107
Borrowings under credit facility	5,000	48,000
Repayments under credit facility	(46,000)	—
Contributions from / (Distributions to) affiliate	1,069	653

Net cash (used in) provided by financing activities	(51,448)	34,086

Net change in cash and cash equivalents	—	(9,412)

Cash and cash equivalents at beginning of year	2,000	9,412

Cash and cash equivalents at end of period	$2,000	$—

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

The condensed consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned partnerships, including Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”). Equity ownership interests in corporate joint ventures, which are not consolidated, are accounted for under the equity method.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the impairment charge (Note 4). Results for the three months ended March 31, 2008 are not necessarily indicative of results for the full year 2008.

2.	Related Party Transactions

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

Administrative Services

Selling, general and administrative expenses in the condensed consolidated statements of income include costs incurred by Sunoco for the provision of certain centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services, including the administration of employee benefit plans. These are provided to the Partnership under an omnibus agreement (“Omnibus Agreement”) with Sunoco for an annual administrative fee. The fee for the annual period ended December 31, 2007 was $6.5 million. In January 2008, the parties extended the term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) by one year. The annual administrative fee applicable to this one-year extension is $6.0 million, which reflects the Partnership directly incurring some of these general and administrative costs. These costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2008, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted.

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

Under various other agreements entered into in 2002, Sunoco is, among other things, purchasing from the Partnership, at market-based rates, particular grades of crude oil that the Partnership’s crude oil acquisition and marketing business purchases for delivery to certain pipelines. These agreements automatically renew on a monthly basis unless terminated by either party on 30 days’ written notice. Sunoco has also leased the Partnership’s 58 miles of interrefinery pipelines between Sunoco’s Philadelphia and Marcus Hook refineries for a term of 20 years.

Capital Contributions

The Partnership has agreements with Sunoco which requires Sunoco to, among other things, reimburse the Partnership for certain expenditures. These agreements include:

•	the Interrefinery Lease Agreement, which requires Sunoco to reimburse the Partnership for any non-routine maintenance expenditures incurred, as defined through February 2022; and

•

the Eagle Point purchase agreements, which requires Sunoco to reimburse the Partnership for certain capital improvement projects incurred regarding the assets acquired. On January 24, 2008 Sunoco and the Partnership entered into an Amended and Restated Dock and Terminal Throughput Agreement for the Eagle Point logistics assets. Pursuant to the amended agreement the Partnership is obligated to make certain capital improvements to the Eagle Point docks. The term for the parties’ obligations with respect to the docks has been extended from March 31, 2016 to December 31, 2026. The rates to be paid by Sunoco for throughput across the docks have been modified to reflect the capital improvements, and the rates escalate annually based on the Consumer Price Index. Sunoco’s throughput obligations across the docks remain unchanged. The parties’ obligations with respect to the Eagle Point terminal remain unchanged except that the throughput rates escalate annually based on the increase in the Consumer Price Index.

During the three months ended March 31, 2008 and 2007, the Partnership was reimbursed $1.1 million and $0.7 million, respectively, associated with these agreements. The reimbursement of these amounts was recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at March 31, 2008.

In February 2008 and 2007 the Partnership issued 0.1 million common units in each period to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of common units, the general partner contributed $0.1 million in each period to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded these amounts as capital contributions to Partners’ Capital within its condensed consolidated balance sheets.

3.	Net Income Per Unit Data

Basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 10). The general partner was allocated net income of $9.7 million (representing 25.7 percent of total net income for the period) and $2.1 million (representing 9.3 percent of total net income for the period) for the three months ended March 31, 2008 and 2007, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Weighted average number of limited partner units outstanding – basic	28,627,656	28,564,996
Add effect of dilutive unit incentive awards	178,373	137,732

Weighted average number of limited partner units – diluted	28,806,029	28,702,728

4.	Impairment Charge

Long-lived assets other than those held for sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the first quarter of 2008, the Partnership recognized an impairment of $5.7 million related to management’s decision to discontinue efforts to expand liquefied petroleum gas storage capacity at its Inkster, Michigan facility. The impairment charge reflects the entire cost associated with the project.

5.	Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of March 31, 2008 and December 31, 2007 were as follows:

Partnership Ownership Percentage
Explorer Pipeline Company	9.4%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
Wolverine Pipe Line Company	31.5%
West Texas Gulf Pipe Line Company	43.8%
Mid-Valley Pipeline Company(1)	55.3%

(1)	The Partnership’s interest in the Mid-Valley Pipeline Company includes 50 percent voting rights.

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three months ended March 31, 2008 and 2007 (in thousands of dollars):

	Three Months Ended March 31,
	2008	2007
Income Statement Data:
Total revenues	$108,303	$109,689
Net income	$25,411	$29,972

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of March 31, 2008 and December 31, 2007 (in thousands of dollars):

	March 31, 2008	December 31, 2007
Balance Sheet Data:
Current assets	$188,199	$181,683
Non-current assets	$668,838	$692,331
Current liabilities	$127,730	$122,229
Non-current liabilities	$646,353	$661,777
Net equity	$82,954	$90,008

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at March 31, 2008 include an excess investment amount of approximately $54.1 million, net of accumulated amortization of $3.4 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

6.	Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	March 31, 2008	December 31, 2007
Credit Facility	$50,000	$91,000
Senior Notes – 7.25%, due February 15, 2012	250,000	250,000
Senior Notes – 6.125%, due May 15, 2016	175,000	175,000
Less unamortized bond discount	(848)	(896)

	$474,152	$515,104

Credit Facility

Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, has a five-year $400 million credit facility (“Credit Facility”). The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of March 31, 2008. The Partnership’s ratio of total debt to EBITDA was 2.8 to 1 at March 31, 2008.

Letters of Credit

The Partnership has two standby letters of credit totaling $130.4 million, which were effective January 1, 2008. The letters of credit are subject to commitment fees, which are not material.

Interest Rate Swap

The Partnership uses interest rate swaps, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its credit facility. The Partnership does not use derivatives for trading or speculative purposes. While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Partnership minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings. The Partnership accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value. SFAS 133 also requires that changes in the fair value be recorded each period in current earnings or other comprehensive income, depending on whether a derivative has been designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Interest rate swaps are designated as cash flow hedges. Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of Partners’ capital, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

In January 2008, the Partnership entered into a $50.0 million floating to fixed interest rate swap agreement (the “Swap”), maturing January 2010. Under the Swap, the Partnership receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 3.489 percent with settlements occurring quarterly. The objective of the hedge is to eliminate the variability of cash flows in interest payments for $50.0 million of floating rate debt under the credit facility. To maintain hedge accounting for the Swap, the Partnership is committed to maintaining at least $50.0 million in borrowings on the revolver at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. The Swap’s fair value of $0.9 million as of March 31, 2008, is included in accrued liabilities on the condensed consolidated balance sheet and the corresponding change in fair value is included in other comprehensive income, a component of Partners’ equity.

7.	Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At March 31, 2008 and December 31, 2007, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $1.0 million and $1.1 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $0.2 million and $0.4 million for the three month periods ended March 31, 2008 and 2007, respectively.

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

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership and its predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at March 31, 2008. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at March 31, 2008. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at March 31, 2008.

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

8.	Fair Value Measurements

Effective January 1, 2008, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) which pertain to certain balance sheet items measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements.

In accordance with SFAS No. 157, the Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by SFAS No. 157. The Partnership generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. The Partnership’s financial instruments recorded at fair value were not material at March 31, 2008. The Partnership is currently evaluating the impact on its financial statements of the remaining provisions of SFAS No. 157, which must be adopted by January 1, 2009.

In addition, in February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) was issued and became effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value that were not previously required to be measured at fair value, with unrealized gains and losses on such items reported in earnings. The Partnership did not adopt the use of fair value measurements for any new items as of the January 1, 2008 effective date of this new standard.

9.	Management Incentive Plan

Sunoco Partners LLC, the general partner of the Partnership, participates in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) for employees and directors of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors with respect to employee awards, and by the non-independent members of the general partners’ board of directors with respect to awards granted to the independent members. The LTIP currently permits the grant of restricted units and unit options covering an aggregate of 1,250,000 common units. There have been no grants of unit options since the inception of the LTIP. Restricted unit awards may also include tandem distribution equivalent rights (“DER’s”) at the discretion of the Compensation Committee.

The Partnership awarded 57,423 and 54,084 units under the LTIP and recognized share-based compensation expense of $3.0 million and $2.3 million for the three month periods ended March 31, 2008 and 2007, respectively. Each of the restricted unit grants also have tandem DER’s which are recognized as a reduction of Partners’ Capital when earned.

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

The Partnership issued 11,383,639 subordinated units to its general partner in connection with the initial public offering in February 2002. These subordinated units were convertible to common units on a one-for-one basis provided the Partnership met applicable financial tests set forth in the partnership agreement. The Partnership met the minimum quarterly distribution requirements on all outstanding units for each of the four-quarter periods ended December 31, 2005 and 2006. As a result, subordinated units converted to common units in February 2005 and 2006 with the balance converting in February, 2007.

If cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of $0.70 per unit. These distributions are referred to as “incentive distributions”.

Distributions paid by the Partnership for the period from January 1, 2007 through March 31, 2008 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 14, 2007	$0.8125	$23.2	$5.1
May 15, 2007	$0.8250	$23.6	$5.4
August 14, 2007	$0.8375	$23.9	$5.8
November 14, 2007	$0.8575	$24.3	$6.1
February 14, 2008	$0.8700	$24.9	$6.7

On April 23, 2008, Sunoco Partners LLC, the general partner of the Partnership, declared a cash distribution of $0.895 per common partnership unit ($3.58 annualized), representing the distribution for the first quarter 2008. The $33.1 million distribution, including $7.5 million to the general partner, will be paid on May 15, 2008 to unitholders of record at the close of business on May 8, 2008.

11.	Business Segment Information

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended March 31, 2008 and 2007, respectively (in thousands of dollars):

	Three Months Ended March 31,
	2008	2007
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$20,239	$18,844
Unaffiliated customers	8,653	8,130
Other income	1,279	2,536

Total Revenues	30,171	29,510

Operating expenses	11,951	11,956
Depreciation and amortization	2,414	2,307
Selling, general and administrative expenses	5,070	5,559

Total Costs and Expenses	19,435	19,822

Operating Income	$10,736	$9,688

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$24,710	$21,444
Unaffiliated customers	14,674	11,444
Other income	—	(8)

Total Revenues	39,384	32,880

Operating expenses	13,688	12,481
Depreciation and amortization	3,937	3,675
Selling, general and administrative expenses	4,875	4,469
Impairment charge	5,674	—

Total Costs and Expenses	28,174	20,625

Operating Income	$11,210	$12,255

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$591,437	$411,781
Unaffiliated customers	1,734,676	1,077,927
Other income	3,547	2,511

Total Revenues	2,329,660	1,492,219

Cost of products sold and operating expenses	2,297,611	1,474,821
Depreciation and amortization	3,308	2,922
Selling, general and administrative expenses	5,486	5,491

Total Costs and Expenses	2,306,405	1,483,234

Operating Income	$23,255	$8,985

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$10,736	$9,688
Terminal Facilities	11,210	12,255
Western Pipeline System	23,255	8,985

Total segment operating income	45,201	30,928
Net interest expense	7,698	8,621

Net Income	$37,503	$22,307

The following table provides the identifiable assets for each segment as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Eastern Pipeline System	$368,348	$370,278
Terminal Facilities	401,594	400,509
Western Pipeline System	2,112,778	1,710,093
Corporate and other	17,486	23,762

Total identifiable assets	$2,900,206	$2,504,642

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

12.	Subsequent Event - MagTex Refined Products Pipeline System Acquisition

On April 28, 2008, Sunoco Pipeline L.P., a subsidiary of the Partnership, entered into a definitive agreement to acquire a refined products pipeline system and certain other real and personal property interests and assets from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation. The pipeline system consists of approximately 275 miles of refined products pipeline originating in Beaumont and Port Arthur, Texas and terminating in Hearne, Texas and an additional 197 miles of refined products pipeline extending from Beaumont, Texas and terminating in Waskom, Texas. In addition to the pipeline system, Sunoco Partners Marketing & Terminals L.P., a subsidiary of the Partnership, entered into definitive agreements with Exxon Mobil Corporation, Mobil Pipe Line Company and ExxonMobil Oil Corporation, also an affiliate of Exxon Mobil Corporation, to acquire six refined products terminal facilities. The terminal facilities are located in Hearne, Hebert, Waco, Center and Waskom, Texas and Arcadia, Louisiana and have combined storage capacity of approximately 1.2 million barrels. The acquisitions are subject to necessary regulatory filings and approvals and the satisfaction of certain other closing conditions. The transactions, with a combined purchase price of approximately $200.0 million, are expected to be completed in the third quarter of 2008.

13.	Supplemental Condensed Consolidating Financial Information

The Partnership and the operating partnerships of the Operating Partnership served as joint and several guarantors of the Senior Notes and of any obligations under the previous credit facility. The Partnership continues to serve as guarantor of the Senior Notes and of any obligations under the new Credit Facility. These guarantees are full and unconditional. In connection with the Partnership’s Credit Facility, the Subsidiary Guarantors were released from their obligations both under the Credit Facility, and the 7.25 percent and 6.125 percent Senior Notes in August 2007. Given that certain, but not all subsidiaries of the Partnership were guarantors, the Partnership was required to present the following supplemental condensed consolidating financial information. For purposes of the following footnote, Sunoco Logistics Partners, L.P. is referred to as “Parent” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” In the 2008 schedules and 2007 balance sheet schedule, Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC, Sunoco Pipeline Acquisition LLC, Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are collectively referred to as “Non-Guarantor Subsidiaries.” In the 2007 schedules of income and cash flows, Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC and Sunoco Pipeline Acquisition LLC are collectively referred to as the “Subsidiary Guarantors”, and Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are referred to as “Non-Guarantor Subsidiaries.”

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

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$636,386	$—	$636,386
Unaffiliated customers	—	—	1,758,003	—	1,758,003
Equity in earnings of subsidiaries	37,504	44,377	4	(81,885)	—
Other income	—	—	4,826	—	4,826

Total Revenues	37,504	44,377	2,399,219	(81,885)	2,399,215

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,323,250	—	2,323,250
Depreciation and amortization	—	—	9,659	—	9,659
Selling, general and administrative expenses	—	—	15,431	—	15,431
Impairment Charge	—	—	5,674	—	5,674

Total Costs and Expenses	—	—	2,354,014	—	2,354,014

Operating Income	37,504	44,377	45,205	(81,885)	45,201
Net interest with affiliates	—	(931)	825	—	(106)
Other interest cost and debt expenses, net	—	8,576	—	—	8,576
Capitalized interest	—	(772)	—	—	(772)

Net Income	$37,504	$37,504	$44,380	$(81,885)	$37,503

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2007

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$452,069	$—	$—	$452,069
Unaffiliated customers	—	—	1,097,501	—	—	1,097,501
Equity in earnings of subsidiaries	22,304	30,100	—	3	(52,407)	—
Other income	—	—	5,039	—	—	5,039

Total Revenues	22,304	30,100	1,554,609	3	(52,407)	1,554,609

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,499,258	—	—	1,499,258
Depreciation and amortization	—	—	8,904	—	—	8,904
Selling, general and administrative expenses	—	—	15,519	—	—	15,519

Total Costs and Expenses	—	—	1,523,681	—	—	1,523,681

Operating Income	22,304	30,100	30,928	3	(52,407)	30,928
Net interest with affiliates	—	(290)	825	—	—	535
Other interest cost and debt expenses, net	—	8,639	—	—	—	8,639
Capitalized interest	—	(553)	—	—	—	(553)

Net Income (Loss)	$22,304	$22,304	$30,103	$3	$(52,407)	$22,307

Condensed Consolidating Balance Sheet

March 31, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Accounts receivable, affiliated companies	—	—	247,511	—	247,511
Accounts receivable, net	—	—	1,371,959	—	1,371,959
Inventories
Crude oil	—	—	67,416	—	67,416
Refined product	—	—	296	—	296
Materials, supplies and other	—	—	842	—	842

Total Current Assets	—	2,000	1,688,024	—	1,690,024

Properties, plants and equipment, net	—	—	1,097,224	—	1,097,224
Investment in affiliates	565,180	1,032,692	84,829	(1,597,974)	84,727
Deferred charges and other assets	—	3,131	25,100	—	28,231

Total Assets	$565,180	$1,037,823	$2,895,177	$(1,597,974)	$2,900,206

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$97	$1,703,257	$—	$1,703,354
Accrued liabilities	980	1,444	47,919	—	50,343
Advances from affiliates	5,627	5	7,584	—	13,216
Accrued taxes other than income taxes	—	—	34,219	—	34,219

Total Current Liabilities	6,607	1,546	1,792,979	—	1,801,132

Long-term debt	—	474,152	—	—	474,152
Other deferred credits and liabilities	—	—	26,283	—	26,283

Total Liabilities	6,607	475,698	1,819,262	—	2,301,567

Total Partners’ Capital	558,573	562,125	1,075,915	(1,597,974)	598,639

Total Liabilities and Partners’ Capital	$565,180	$1,037,823	$2,895,177	$(1,597,974)	$2,900,206

Condensed Consolidating Balance Sheet

December 31, 2007

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliates	4,348	46,000	(42,288)	—	8,060
Accounts receivable, affiliated companies	—	—	62,167	—	62,167
Accounts receivable, net	—	—	1,200,782	—	1,200,782
Inventories
Crude oil	—	—	29,145	—	29,145
Refined product additives	—	—	682	—	682
Materials, supplies and other	—	—	842	—	842

Total Current Assets	4,348	48,000	1,251,330	—	1,303,678

Properties, plants and equipment, net	—	—	1,089,262	—	1,089,262
Investment in affiliates	584,060	1,101,139	85,084	(1,685,298)	84,985
Deferred charges and other assets	—	3,278	23,439	—	26,717

Total Assets	$588,408	$1,152,417	$2,449,115	$(1,685,298)	$2,504,642

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$1,289,402	$—	$1,289,402
Accrued liabilities	980	3,863	40,316	—	45,159
Accrued taxes other than income taxes	—	—	34,277	—	34,277

Total Current Liabilities	980	3,863	1,363,995	—	1,368,838

Long-term debt	—	515,104	—	—	515,104
Other deferred credits and liabilities	—	—	29,655	—	29,655

Total Liabilities	980	518,967	1,393,650	—	1,913,597

Total Partners’ Capital	587,428	633,450	1,055,465	(1,685,298)	591,045

Total Liabilities and Partners’ Capital	$588,408	$1,152,417	$2,449,115	$(1,685,298)	$2,504,642

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$37,504	$35,035	$83,925	$(81,885)	$74,579

Cash Flows from Investing Activities:
Capital expenditures	—	—	(23,131)	—	(23,131)
Intercompany	(15,963)	5,455	(71,377)	81,885	—

	(15,963)	5,455	(94,508)	81,885	(23,131)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(31,591)	—	—	—	(31,591)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,278)	—	(1,278)
Contribution from General Partner for Limited Partner unit transactions	76	—	—	—	76
Advances to affiliates, net	9,974	510	10,792	—	21,276
Borrowings under credit facility	—	5,000	—	—	5,000
Repayments under credit facility	—	(46,000)	—	—	(46,000)
Contributions from affiliate	—	—	1,069	—	1,069

	(21,541)	(40,490)	10,583	—	(51,448)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	2,000	—	—	2,000

Cash and cash equivalents at end of year	$—	$2,000	$—	$—	$2,000

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2007

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$22,224	$19,847	$(15,284)	$3	$(52,407)	$(25,617)

Cash Flows from Investing Activities:
Capital expenditures	—	—	(17,881)	—	—	(17,881)
Intercompany	(4,499)	(77,259)	29,354	(3)	52,407	—

	(4,499)	(77,259)	11,473	(3)	52,407	(17,881)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(28,253)	—	—	—	—	(28,253)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,479)	—	—	(1,479)
Contribution from General Partner for Limited Partner unit transactions	58	—	—	—	—	58
Repayments from (advances to) affiliates, net	10,470	—	4,637	—	—	15,107
Borrowings under credit facility	—	48,000	—	—	—	48,000
Contributions from (distributions to) affiliate	—	—	653	—	—	653

	(17,725)	48,000	3,811	—	—	34,086

Net change in cash and cash equivalents	—	(9,412)	—	—	—	(9,412)
Cash and cash equivalents at beginning of year	—	9,412	—	—	—	9,412

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended March 31, 2008 and 2007

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31
	2008	2007
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	60,383,731	63,491,427
Revenue per barrel mile (cents)	0.526	0.472
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	418,615	415,567
Nederland terminal	569,769	556,622
Refinery terminals(4)	675,196	613,511
Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	550,424	533,906
Crude oil purchases at wellhead (bpd)	171,445	185,151
Gross margin per barrel of pipeline throughput (cents)(5)	50.4	24.9

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Includes results from the Partnership’s purchase of a 50% undivided interest in a refined products terminal in Syracuse, New York in June 2007.

(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(5)	Represents total segment sales minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $37.5 million for the first quarter 2008 as compared with $22.3 million for the first quarter 2007, an increase of $15.2 million. This increase was due mainly to record results in the Western Pipeline System segment and strong performance in the Terminal Facilities segment, partially offset by a $5.7 million non-cash impairment charge related to a discontinued project.

Net interest expense decreased $0.9 million to $7.7 million for the first quarter 2008 from $8.6 million for the prior year’s quarter primarily due to lower interest rates related to the Partnership’s revolving credit facility. The balance outstanding on the credit facility decreased $41.0 million from December 31, 2007 to March 31, 2008 as a result of the timing of working capital activity.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System increased $1.0 million to $10.7 million for the first quarter 2008 from $9.7 million for the first quarter 2007. Sales and other operating revenue increased by $1.9 million to $28.9 million due primarily to higher fees across the Partnership’s refined product and crude pipelines. Other income decreased $1.3 million compared to the prior year’s quarter due primarily to a decrease in equity income associated with the Partnership’s joint venture interests.

Terminal Facilities

The Terminal Facilities business segment had operating income of $11.2 million for the first quarter 2008, as compared to $12.3 million for the prior year’s first quarter. The decrease in operating income was attributable to a $5.7 million non-cash impairment charge related to the Partnership’s decision to discontinue efforts to expand liquefied petroleum gas storage capacity at its Inkster, Michigan facility and an increase in costs of products sold and operating expenses largely associated with the purchase of product additives. Partially offsetting this decrease was an increase in revenue. Total revenues for the first quarter of 2008 increased $6.5 million to $39.4 million due primarily to increased throughput and fees at the Nederland crude oil terminal facility, increased volume at the refined product and refinery terminals and higher refined product additive fees.

Western Pipeline System

Operating income for the Western Pipeline System increased $14.3 million to $23.3 million for the first quarter of 2008 compared to the prior year’s quarter due to improved asset utilization, higher pipeline volumes, the recognition of income from throughput deficiency arrangements and an improvement in lease acquisition margins. The Partnership’s Mid-Valley Pipeline Company equity interest also contributed to increased profitability. Higher crude oil prices were a key driver of the increase in total revenue, cost of products sold and operating expenses from the prior year’s quarter which was partially offset by lower crude oil purchase volume. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma increased to $97.96 per barrel for the first quarter of 2008 from $58.23 per barrel for the first quarter of 2007.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the Credit Facility are the Partnership’s primary sources of liquidity. At March 31, 2008, the Partnership had available borrowing capacity under the Credit Facility of $350.0 million. The Partnership’s working capital position reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $68.2 million at March 31, 2008.

On April 28, 2008, Sunoco Pipeline L.P., a subsidiary of the Partnership, entered into a definitive agreement to acquire a refined products pipeline system and certain other real and personal property interests and assets from Mobil Pipe Line Company. In addition to the pipeline system, Sunoco Partners Marketing & Terminals L.P., a subsidiary of the Partnership, entered into definitive agreements with Exxon Mobil Corporation, Mobil Pipe Line Company and ExxonMobil Oil Corporation, to acquire six refined products terminal facilities. Subject to necessary regulatory filings and approvals and the satisfaction of certain other closing conditions, the transactions, with a combined purchase price of approximately $200.0 million, are expected to be completed in the third quarter of 2008. For further information on these transactions see “Item 1. Notes to Condensed Consolidated Financial Statements (unaudited)—Note 12.”

Capital Resources

The Partnership periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.

Credit Facility

Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, has a five-year $400 million Credit Facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012. At December 31, 2007, there was $91.0 million outstanding under the credit facility. During the first quarter of 2008, the Partnership had net repayments of $41.0 resulting in an outstanding balance of $50.0 million at March 31, 2008

The Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin.

The Credit Facility contains various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, f) or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also requires the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of March 31, 2008. The Partnership’s ratio of total debt to EBITDA was 2.8 to 1 at March 31, 2008.

Letters of Credit

In November 2007, the Partnership entered into two standby letters of credit totaling $130.4 million. The letters of credit, which are effective January 1, 2008, are required in connection with certain crude oil exchange contracts in which the Partnership is a party. The letters of credit are subject to commitment fees, which are not material.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the three months ended March 31, 2008 was $74.6 million compared with $25.6 million of net cash used in operating activities for the first three months of 2007. Net cash provided by operating activities for the first three months of 2008 was primarily the result of net income of $37.5 million, depreciation and amortization of $9.7 million, the $5.7 million impairment charge, and a $24.7 million decrease in working capital. The decrease in working capital was the result of an increase in accounts payable partially offset by increases in accounts receivable and inventory. Net cash used in operating activities for the first three months of 2007 was primarily the result of a $64.0 million increase in working capital partially offset by net income of $22.3 million and depreciation and amortization of $8.9 million. The increase in working capital was primarily attributable to an increase in revenues along with an increase in inventory volumes associated with contango inventory positions.

Net cash used in investing activities for the three months of 2008 was $23.1 million compared with $17.9 million for the first three months of 2007.

Net cash used in financing activities for the first three months of 2008 was $51.4 million compared with $34.1 million net cash provided by financing activities for the first three months of 2007. Net cash used in financing activities for the first three months of 2008 resulted from a $41.0 net repayment of the Partnership’s Credit Facility as well as $31.6 million in distributions paid to limited partners and the general partner. These decreases were partially offset by net advances from affiliates in the amount of $21.3 million. Net cash provided by financing activities for the first three months of 2007 was the result of $48.0 million in increased borrowings under the Partnership’s Credit Facility to fund the Partnership’s organic growth capital program and contango inventory positions, and $15.1 million in advances from affiliates. This increase was partially offset by $28.3 million in distributions paid to limited partners and the general partner .

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances from affiliates in the Partnership’s condensed consolidated balance sheets at March 31, 2008 represent amounts due to Sunoco under this agreement. Advances to affiliates at December 31, 2007 represent amounts due from Sunoco under this agreement.

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

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Three Months Ended March 31,
	2008	2007
Maintenance	$3,322	$2,636
Expansion	19,809	15,245

	$23,131	$17,881

Management anticipates maintenance capital expenditures to be approximately $26.0 million for the year ended December 31, 2008, excluding reimbursements from Sunoco in accordance with the terms of certain agreements. Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.

Expansion capital expenditures for the three months ended March 31, 2008 were $19.8 million compared to $15.2 million for the first three months of 2007. Expansion capital for 2008 includes construction in progress in connection with the Partnership’s agreement with Motiva Enterprises LLC to construct three crude oil storage tanks at its Nederland Terminal and a crude oil pipeline from Nederland to Motiva’s Port Arthur, Texas refinery. Expansion capital also includes construction of three additional new crude oil storage tanks at Nederland, one of which was placed into service at the end of the first quarter of 2008. These three crude oil storage tanks will have a total capacity of approximately 1.8 million shell barrels.

The Partnership expects to fund capital expenditures, including pending and future acquisitions, from both cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the Credit Facility, other borrowings and the issuance of additional common units.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term variable-rate debt outstanding at March 31, 2008 was $50.0 million and averaged $85.9 million during the first quarter of 2008. The Partnership issues long-term debt either at fixed rates or use interest rate swaps to limit exposure to changes in interest rates on variable-rate, long-term debt. On January 8, 2008, the Partnership entered into an interest rate swap (the “Swap”) with a notional amount of $50.0 million maturing January 2010. Under the Swap the Partnership receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 3.489 percent with settlements occurring quarterly. To maintain hedge accounting for the Swap, the Partnership is committed to maintaining at least $50.0 million in borrowings on the credit facility at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. As of March 31, 2008, the Partnership had $50.0 million in variable-rate debt outstanding under its revolving credit facility. The interest cost on this debt has been fixed at 3.489 percent as a result of an interest rate swap. Additional variable-rate borrowings under our revolving credit facility will be subject to fluctuations in interest rates.

Commodity Market Risk

The Partnership is exposed to volatility in crude oil commodity prices primarily associated with inventory levels. To manage such exposures, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management. The Partnership has not entered into any derivative transactions with respect to commodity market risk.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil, refined petroleum products and natural gas liquids that impact demand for the Partnership’s pipeline, terminalling and storage services;

•	Changes in the demand for crude oil we both buy and sell;

•	The loss of Sunoco R&M as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which the Partnership has an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations concerning required composition of refined petroleum products that result in changes in throughput volumes, pipeline tariffs and/or terminalling and storage fees;

•	Improvements in energy efficiency and technology resulting in reduced demand for petroleum products;

•	The Partnership’s ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

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

(a) As of March 31, 2008, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

(b) No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In January 2007, the Pipeline Hazardous Materials Safety Administration proposed penalties totaling $0.2 million based on alleged violations of various pipeline safety requirements relating to our meter facilities in the Western Pipeline System. In November 2007 and February 2008, we received notices of administrative fines from the Delaware County Regional Water Control Authority totaling approximately $0.6 million relating to alleged non-compliance with monthly average arsenic limits at our Darby Creek, Pennsylvania tank farm. We are currently in discussions with the government agencies to resolve these matters.

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

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at March 31, 2008.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008.

Item 2.	Unregistered Sales of Equity Securities and Uses of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

12.1 :	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1 :	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2 :	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1 :	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

32.2 :	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

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

Date: April 30, 2008