Form 10-Q
period 2008-06-30
SUNOCO LOGISTICS PARTNERS LP
filed 2008-08-06
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

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

At August 5, 2008, the number of the registrant’s Common Units outstanding was 28,657,485.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2008	2007
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$756,718	$391,370
Unaffiliated customers	2,558,703	1,238,910
Other income	8,783	7,698

Total Revenues	3,324,204	1,637,978

Costs and Expenses
Cost of products sold and operating expenses	3,240,861	1,580,330
Depreciation and amortization	9,830	9,407
Selling, general and administrative expenses	14,126	13,487

Total Costs and Expenses	3,264,817	1,603,224

Operating Income	59,387	34,754
Net interest with affiliates (Note 3)	523	1,059
Other interest cost and debt expense, net	8,405	9,386
Capitalized interest	(864)	(945)

Net Income	$51,323	$25,254

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$51,323	$25,254
Less: General Partner’s interest in Net Income	(16,565)	(3,552)

Limited Partners’ interest in Net Income	$34,758	$21,702

Net Income per Limited Partner unit:
Basic	$1.21	$0.76

Diluted	$1.21	$0.76

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	28,657,485	28,586,280

Diluted	28,840,262	28,723,884

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Six Months Ended June 30,
	2008	2007
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$1,393,104	$843,439
Unaffiliated customers	4,316,706	2,336,411
Other income	13,609	12,737

Total Revenues	5,723,419	3,192,587

Costs and Expenses
Cost of products sold and operating expenses	5,564,111	3,079,588
Depreciation and amortization	19,489	18,311
Selling, general and administrative expenses	29,557	29,006
Impairment charge (Note 5)	5,674	—

Total Costs and Expenses	5,618,831	3,126,905

Operating Income	104,588	65,682
Net interest cost paid to affiliates (Note 3)	417	1,594
Other interest cost and debt expense, net	16,981	18,025
Capitalized interest	(1,636)	(1,498)

Net Income	$88,826	$47,561

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$88,826	$47,561
Less: General Partner’s interest in Net Income	(26,219)	(5,631)

Limited Partners’ interest in Net Income	$62,607	$41,930

Net Income per Limited Partner unit:
Basic	$2.19	$1.47

Diluted	$2.17	$1.46

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	28,642,571	28,575,697

Diluted	28,823,146	28,713,365

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$2,000	$2,000
Advances to affiliates (Note 3)	14,234	8,060
Accounts receivable, affiliated companies (Note 3)	279,072	62,167
Accounts receivable, net	1,977,472	1,200,782
Inventories:
Crude oil	37,647	29,145
Refined product additives	424	682
Materials, supplies and other	842	842

Total Current Assets	2,311,691	1,303,678

Properties, plants and equipment	1,672,338	1,625,782
Less accumulated depreciation and amortization	(555,418)	(536,520)

Properties, plants and equipment, net	1,116,920	1,089,262

Investment in affiliates (Note 6)	85,623	84,985
Deferred charges and other assets	36,094	26,717

Total Assets	$3,550,328	$2,504,642

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$2,294,493	$1,289,402
Accrued liabilities	48,113	45,159
Accrued taxes other than income taxes	46,807	34,277

Total Current Liabilities	2,389,413	1,368,838
Long-term debt (Note 7)	514,201	515,104
Other deferred credits and liabilities	28,683	29,655
Commitments and contingent liabilities (Note 8)

Total Liabilities	2,932,297	1,913,597

Partners’ Capital:
Limited partners’ interest	597,186	582,357
General partner’s interest	20,845	8,688

Total Partners’ Capital	618,031	591,045

Total Liabilities and Partners’ Capital	$3,550,328	$2,504,642

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$88,826	$47,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,489	18,311
Impairment charge	5,674	—
Restricted unit incentive plan expense	2,280	3,389
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(216,905)	23,026
Accounts receivable, net	(776,690)	(145,799)
Inventories	(8,244)	(21,351)
Accounts payable and accrued liabilities	1,007,970	124,153
Accrued taxes other than income	12,530	(2,916)
Other	(754)	6,978

Net cash provided by operating activities	134,176	53,352

Cash Flows from Investing Activities:
Capital expenditures	(52,495)	(50,642)
Completed Acquisitions	—	(13,173)
MagTex Acquisition deposit	(10,462)	—

Net cash used in investing activities	(62,957)	(63,815)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(64,694)	(57,271)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(1,278)	(1,479)
Contributions from General Partner for Limited Partner unit transactions	76	58
Advances to affiliates, net	(6,174)	(3,874)
Borrowings under credit facility	85,000	91,900
Repayments under credit facility	(86,000)	(20,000)
Contributions from affiliate	1,851	752

Net cash (used in) provided by financing activities	(71,219)	10,086

Net change in cash and cash equivalents	—	(377)
Cash and cash equivalents at beginning of year	2,000	9,412

Cash and cash equivalents at end of period	$2,000	$9,035

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the impairment charge (Note 5). Results for the six months ended June 30, 2008 are not necessarily indicative of results for the full year 2008.

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

MagTex Refined Products Pipeline System Acquisition

On April 28, 2008, Sunoco Pipeline L.P., a subsidiary of the Partnership, entered into a definitive agreement to acquire a refined products pipeline system and certain other real and personal property interests and assets from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation. The pipeline system consists of approximately 275 miles of refined products pipeline originating in Beaumont and Port Arthur, Texas and terminating in Hearne, Texas and an additional 197 miles of refined products pipeline extending from Beaumont, Texas and terminating in Waskom, Texas. In addition to the pipeline system, Sunoco Partners Marketing &Terminals L.P., a subsidiary of the Partnership, entered into definitive agreements with Exxon Mobil Corporation, Mobil Pipe Line Company and ExxonMobil Oil Corporation, also affiliates of Exxon Mobil Corporation, to acquire six refined products terminal facilities. The terminal facilities are located in Hearne, Hebert, Waco, Center and Waskom, Texas and Arcadia, Louisiana and have combined storage capacity of approximately 1.2 million shell barrels. The acquisitions are subject to certain closing conditions. The transactions, with a combined purchase price of approximately $200.0 million, are expected to be completed in the third quarter of 2008.

3.	Related Party Transactions

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership’s $400 million revolving credit facility (see Note 7).

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

During the six months ended June 30, 2008 and 2007, the Partnership was reimbursed $1.9 million and $0.8 million, respectively, associated with these agreements. The reimbursement of these amounts was recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at June 30, 2008.

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

The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 11). The general partner was allocated net income of $16.6 million (representing 32.3 percent of total net income for the period) and $3.6 million (representing 14.1 percent of total net income for the period) for the three months ended June 30, 2008 and 2007, respectively, and $26.2 million (representing 29.5 percent of total net income for the period) and $5.6 million (representing 11.8 percent of total net income for the period) for the six months ended June 30, 2008 and 2007, respectively diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of limited partner units outstanding – basic	28,657,485	28,586,280	28,642,571	28,575,697
Add effect of dilutive unit incentive awards	182,777	137,604	180,575	137,668

Weighted average number of limited partner units – diluted	28,840,262	28,723,884	28,823,146	28,713,365

5.	Impairment Charge

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

The Partnership’s ownership percentages in corporate joint ventures as of June 30, 2008 and December 31, 2007 were as follows:

Partnership Ownership Percentage
Explorer Pipeline Company	9.4%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
Wolverine Pipe Line Company	31.5%
West Texas Gulf Pipe Line Company	43.8%
Mid-Valley Pipeline Company(1)	55.3%

(1)	The Partnership’s interest in the Mid-Valley Pipeline Company includes 50 percent voting rights.

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and six months ended June 30, 2008 and 2007 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income Statement Data:
Total revenues	$123,870	$133,564	$232,173	$243,253
Net income	$30,741	$40,573	$56,152	$70,545

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of June 30, 2008 and December 31, 2007 (in thousands of dollars):

	June 30, 2008	December 31, 2007
Balance Sheet Data:
Current assets	$133,770	$181,683
Non-current assets	$667,483	$692,331
Current liabilities	$126,108	$122,229
Non-current liabilities	$591,213	$661,777
Net equity	$83,932	$90,008

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at June 30, 2008 include an excess investment amount of approximately $54.0 million, net of accumulated amortization of $3.6 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

7.	Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	June 30, 2008	December 31, 2007
Credit Facility – due November 2012	$90,000	$91,000
Credit Facility – due May 2009	—	—
Senior Notes – 7.25%, due February 15, 2012	250,000	250,000
Senior Notes – 6.125%, due May 15, 2016	175,000	175,000
Less unamortized bond discount	(799)	(896)

	$514,201	$515,104

$400 Million Credit Facility

Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, has a five-year $400 million credit facility (“Credit Facility”). The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of June 30, 2008. The Partnership’s ratio of total debt to EBITDA was 2.5 to 1 at June 30, 2008.

$100 Million Credit Facility

In anticipation of the pending MagTex Acquisition, the Operating Partnership, entered into a $100 million 364 day revolving credit facility (“$100 million Credit Facility”) on May 28, 2008. The $100 million Credit Facility is available to fund the same activities as the Credit Facility described above. If the MagTex Acquisition is terminated, this new revolver will be terminated. The $100 million Credit Facility matures in May 2009 and can be prepaid at any time. Interest on outstanding borrowings is calculated, at the Operating Partnership’s option, using either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the Federal funds rates plus 0.50 percent plus an applicable margin, and (b) the Citibank prime rate plus an applicable margin. The $100 million Credit Facility contains the same covenant requirements as the Credit Facility described above. As of June 30, 2008 there were no borrowings outstanding under the $100 million Credit Facility.

Letters of Credit

The Partnership entered into two standby letters of credit totaling $130.4 million. The letters of credit, which were effective January 1, 2008, are required in connection with certain crude oil exchange contracts in which the Partnership is a party. During the quarter, the Partnership met certain performance requirements defined within these contracts which reduced the letters of credit to $88.0 million. The letters of credit, which will expire in September 2008, are subject to commitment fees, which are not material.

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

In January 2008, the Partnership entered into a $50.0 million floating to fixed interest rate swap agreement (the “Swap”), maturing January 2010. Under the Swap, the Partnership receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 3.489 percent with settlements occurring quarterly. The objective of the hedge is to eliminate the variability of cash flows in interest payments for $50.0 million of floating rate debt. To maintain hedge accounting for the Swap, the Partnership is committed to maintaining at least $50.0 million in borrowings at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. The Swap’s fair value of ($0.1) million as of June 30, 2008, is included in accrued liabilities on the condensed consolidated balance sheet and the corresponding change in fair value is included in other comprehensive income, a component of Partners’ equity.

8.	Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At June 30, 2008 and December 31, 2007, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $0.9 million and $1.1 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $0.3 million and $1.9 million for the three month periods ended June 30, 2008 and 2007, respectively, and $0.5 million and $2.3 million for the six month periods ended June 30, 2008 and 2007, respectively.

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

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership and its predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at June 30, 2008. Furthermore, Management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at June 30, 2008. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at June 30, 2008.

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

In accordance with SFAS No. 157, the Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by SFAS No. 157. The Partnership generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. The Partnership’s financial instruments recorded at fair value were not material at June 30, 2008. The Partnership is currently evaluating the impact on its financial statements of the remaining provisions of SFAS No. 157, which must be adopted by January 1, 2009.

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

10.	Management Incentive Plan

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

The Partnership issued 71,205 and 50,410 common units under the LTIP for the six month periods ended June 30, 2008 and 2007, respectively, and recognized share-based compensation expense of $3.4 million in both of the six month periods ended June 30, 2008 and 2007. Each of the restricted unit grants also have tandem DER’s which are recognized as a reduction of Partners’ Capital when earned.

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

Distributions paid by the Partnership for the period from January 1, 2007 through June 30, 2008 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 14, 2007	$0.8125	$23.2	$5.1
May 15, 2007	$0.8250	$23.6	$5.4
August 14, 2007	$0.8375	$23.9	$5.8
November 14, 2007	$0.8575	$24.3	$6.1
February 14, 2008	$0.8700	$24.9	$6.7
May 15, 2008	$0.8950	$25.6	$7.5

On July 22, 2008, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $0.9350 per common partnership unit ($3.74 annualized), representing the distribution for the second quarter 2008. The $35.4 million distribution, including $8.6 million to the general partner, will be paid on August 14, 2008 to unitholders of record at the close of business on August 7, 2008.

12.	Business Segment Information

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended June 30, 2008 and 2007, respectively (in thousands of dollars):

	Three Months Ended June 30,
	2008	2007
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$20,875	$19,455
Unaffiliated customers	8,076	8,461
Other income	2,971	3,796

Total Revenues	31,922	31,712

Operating expenses	10,034	13,627
Depreciation and amortization	2,465	2,249
Selling, general and administrative expenses	4,866	5,021

Total Costs and Expenses	17,365	20,897

Operating Income	$14,557	$10,815

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$24,966	$23,038
Unaffiliated customers	14,306	12,241
Other income	825	—

Total Revenues	40,097	35,279

Operating expenses	13,913	12,797
Depreciation and amortization	4,056	3,815
Selling, general and administrative expenses	4,218	3,139

Total Costs and Expenses	22,187	19,751

Operating Income	$17,910	$15,528

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$710,877	$348,870
Unaffiliated customers	2,536,321	1,218,208
Other income	4,987	3,909

Total Revenues	3,252,185	1,570,987

Cost of products sold and operating expenses	3,216,914	1,553,906
Depreciation and amortization	3,309	3,343
Selling, general and administrative expenses	5,042	5,327

Total Costs and Expenses	3,225,265	1,562,576

Operating Income	$26,920	$8,411

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$14,557	$10,815
Terminal Facilities	17,910	15,528
Western Pipeline System	26,920	8,411

Total segment operating income	59,387	34,754
Net interest expense	8,064	9,500

Net Income	$51,323	$25,254

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the six months ended June 30, 2008 and 2007, respectively (in thousands of dollars):

	Six Months Ended June 30,
	2008	2007
Segment Operating Income
Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$41,114	$38,299
Unaffiliated customers	16,729	16,591
Other income	4,250	6,332

Total Revenues	62,093	61,222

Operating expenses	21,985	25,583
Depreciation and amortization	4,879	4,556
Selling, general and administrative expenses	9,936	10,580

Total Costs and Expenses	36,800	40,719

Operating Income	$25,293	$20,503

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$49,676	$44,474
Unaffiliated customers	28,980	23,685
Other income	825	—

Total Revenues	79,481	68,159

Operating expenses	27,601	25,278
Depreciation and amortization	7,993	7,490
Selling, general and administrative expenses	9,093	7,608
Impairment charge	5,674	—

Total Costs and Expenses	50,361	40,376

Operating Income	$29,120	$27,783

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$1,302,314	$760,651
Unaffiliated customers	4,270,997	2,296,135
Other income	8,534	6,420

Total Revenues	5,581,845	3,063,206

Cost of products sold and operating expenses	5,514,525	3,028,727
Depreciation and amortization	6,617	6,265
Selling, general and administrative expenses	10,528	10,818

Total Costs and Expenses	5,531,670	3,045,810

Operating Income	$50,175	$17,396

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$25,293	$20,503
Terminal Facilities	29,120	27,783
Western Pipeline System	50,175	17,396

Total segment operating income	104,588	65,682
Net interest expense	15,762	18,121

Net Income	$88,826	$47,561

The following table provides the identifiable assets for each segment as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Eastern Pipeline System	$378,820	$370,278
Terminal Facilities	417,187	400,509
Western Pipeline System	2,720,731	1,710,093
Corporate and other	33,590	23,762

Total identifiable assets	$3,550,328	$2,504,642

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

13.	Supplemental Condensed Consolidating Financial Information

The Partnership and the operating partnerships of the Operating Partnership served as joint and several guarantors of the Senior Notes and of any obligations under the previous credit facility. The Partnership continues to serve as guarantor of the Senior Notes and of any obligations under the new credit facilities. These guarantees are full and unconditional. In connection with the Partnership’s $400 million Credit Facility, the Subsidiary Guarantors were released from their obligations both under the previous credit facility, and the 7.25 percent and 6.125 percent Senior Notes in August 2007. Given that certain, but not all subsidiaries of the Partnership were guarantors, the Partnership was required to present the following supplemental condensed consolidating financial information. For purposes of the following footnote, Sunoco Logistics Partners, L.P. is referred to as “Parent” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” In the 2008 schedules and 2007 balance sheet schedule, Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC, Sunoco Pipeline Acquisition LLC, Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are collectively referred to as “Non-Guarantor Subsidiaries.” In the 2007 schedules of income and cash flows, Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC and Sunoco Pipeline Acquisition LLC are collectively referred to as the “Subsidiary Guarantors”, and Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are referred to as “Non-Guarantor Subsidiaries.”

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

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$756,718	$—	$756,718
Unaffiliated customers	—	—	2,558,703	—	2,558,703
Equity in earnings of subsidiaries	51,321	58,560	6	(109,887)	—
Other income	—	—	8,783	—	8,783

Total Revenues	51,321	58,560	3,324,210	(109,887)	3,324,204

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,240,861	—	3,240,861
Depreciation and amortization	—	—	9,830	—	9,830
Selling, general and administrative expenses	—	—	14,126	—	14,126

Total Costs and Expenses	—	—	3,264,817	—	3,264,817

Operating Income	51,321	58,560	59,393	(109,887)	59,387
Net interest cost paid to (received from) affiliates	—	(302)	825	—	523
Other interest cost and debt expenses, net	—	8,405	—	—	8,405
Capitalized interest	—	(864)	—	—	(864)

Net Income (Loss)	$51,321	$51,321	$58,568	$(109,887)	$51,323

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2007

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$391,370	$—	$—	$391,370
Unaffiliated customers	—	—	1,238,910	—	—	1,238,910
Equity in earnings of subsidiaries	25,257	33,932	—	3	(59,192)	—
Other income	—	—	7,698	—	—	7,698

Total Revenues	25,257	33,932	1,637,978	3	(59,192)	1,637,978

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,580,324	6	—	1,580,330
Depreciation and amortization	—	—	9,407	—	—	9,407
Selling, general and administrative expenses	—	—	13,487	—	—	13,487

Total Costs and Expenses	—	—	1,603,218	6	—	1,603,224

Operating Income	25,257	33,932	34,760	(3)	(59,192)	34,754
Net interest cost paid to affiliates	—	234	825	—	—	1,059
Other interest cost and debt expenses, net	—	9,386	—	—	—	9,386
Capitalized interest	—	(945)	—	—	—	(945)

Net Income (Loss)	$25,257	$25,257	$33,935	$(3)	$(59,192)	$25,254

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,393,104	$—	$1,393,104
Unaffiliated customers	—	—	4,316,706	—	4,316,706
Equity in earnings of subsidiaries	88,825	102,937	10	(191,772)	—
Other income	—	—	13,609	—	13,609

Total Revenues	88,825	102,937	5,723,429	(191,772)	5,723,419

Costs and Expenses
Cost of products sold and operating expenses	—	—	5,564,111	—	5,564,111
Depreciation and amortization	—	—	19,489	—	19,489
Selling, general and administrative expenses	—	—	29,557	—	29,557
Impairment charge	—	—	5,674	—	5,674

Total Costs and Expenses	—	—	5,618,831	—	5,618,831

Operating Income	88,825	102,937	104,598	(191,772)	104,588
Net interest cost paid to / (received from) affiliates	—	(1,233)	1,650	—	417
Other interest cost and debt expenses, net	—	16,981	—	—	16,981
Capitalized interest	—	(1,636)	—	—	(1,636)

Net Income	$88,825	$88,825	$102,948	$(191,772)	$88,826

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2007

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$843,439	$—	$—	$843,439
Unaffiliated customers	—	—	2,336,411	—	—	2,336,411
Equity in earnings of subsidiaries	47,561	64,032	—	6	(111,599)	—
Other income	—	—	12,737	—	—	12,737

Total Revenues	47,561	64,032	3,192,587	6	(111,599)	3,192,587

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,079,582	6	—	3,079,588
Depreciation and amortization	—	—	18,311	—	—	18,311
Selling, general and administrative expenses	—	—	29,006	—	—	29,006

Total Costs and Expenses	—	—	3,126,899	6	—	3,126,905

Operating Income	47,561	64,032	65,688	—	(111,599)	65,682
Net interest cost paid to / (received from) affiliates	—	(56)	1,650	—	—	1,594
Other interest cost and debt expenses, net	—	18,025	—	—	—	18,025
Capitalized interest	—	(1,498)	—	—	—	(1,498)

Net Income	$47,561	$47,561	$64,038	$—	$(111,599)	$47,561

Condensed Consolidating Balance Sheet

June 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliates	21,617	48,000	(55,383)	—	14,234
Accounts receivable, affiliated companies	—	—	279,072	—	279,072
Accounts receivable, net	—	—	1,977,472	—	1,977,472
Inventories
Crude oil	—	—	37,647	—	37,647
Refined product	—	—	424	—	424
Materials, supplies and other	—	—	842	—	842

Total Current Assets	21,617	50,000	2,240,074	—	2,311,691

Properties, plants and equipment, net	—	—	1,116,920	—	1,116,920
Investment in affiliates	505,151	1,005,772	660,933	(2,086,233)	85,623
Deferred charges and other assets	—	2,971	33,123	—	36,094

Total Assets	$526,768	$1,058,743	$4,051,050	$(2,086,233)	$3,550,328

Liabilities and Partners’ Capital Current Liabilities
Accounts payable	$—	$—	$2,294,493	$—	$2,294,493
Accrued liabilities	981	2,555	44,577	—	48,113
Accrued taxes other than income taxes	—	—	46,807	—	46,807

Total Current Liabilities	981	2,555	2,385,877	—	2,389,413

Long-term debt	—	514,201	—	—	514,201
Other deferred credits and liabilities	—	—	28,683	—	28,683

Total Liabilities	981	516,756	2,414,560	—	2,932,297

Total Partners’ Capital	525,787	541,987	1,636,490	(2,086,233)	618,031

Total Liabilities and Partners’ Capital	$526,768	$1,058,743	$4,051,050	$(2,086,233)	$3,550,328

Condensed Consolidating Balance Sheet

December 31, 2007

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliates	4,348	46,000	(42,288)	—	8,060
Accounts receivable, affiliated companies	—	—	62,167	—	62,167
Accounts receivable, net	—	—	1,200,782	—	1,200,782
Inventories
Crude oil	—	—	29,145	—	29,145
Refined product additives	—	—	682	—	682
Materials, supplies and other	—	—	842	—	842

Total Current Assets	4,348	48,000	1,251,330	—	1,303,678

Properties, plants and equipment, net	—	—	1,089,262	—	1,089,262
Investment in affiliates	584,060	1,101,139	85,084	(1,685,298)	84,985
Deferred charges and other assets	—	3,278	23,439	—	26,717

Total Assets	$588,408	$1,152,417	$2,449,115	$(1,685,298)	$2,504,642

Liabilities and Partners’ Capital Current Liabilities
Accounts payable	$—	$—	$1,289,402	$—	$1,289,402
Accrued liabilities	980	3,863	40,316	—	45,159
Accrued taxes other than income taxes	—	—	34,277	—	34,277

Total Current Liabilities	980	3,863	1,363,995	—	1,368,838

Long-term debt	—	515,104	—	—	515,104
Other deferred credits and liabilities	—	—	29,655	—	29,655

Total Liabilities	980	518,967	1,393,650	—	1,913,597

Total Partners’ Capital	587,428	633,450	1,055,465	(1,685,298)	591,045

Total Liabilities and Partners’ Capital	$588,408	$1,152,417	$2,449,115	$(1,685,298)	$2,504,642

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$88,826	$87,749	$149,373	$(191,772)	$134,176

Cash Flows from Investing Activities:
Capital expenditures	—	—	(52,495)	—	(52,495)
MagTex Acquisition	—	—	(10,462)	—	(10,462)
Intercompany	(6,939)	(84,749)	(100,084)	191,772	—

	(6,939)	(84,749)	(163,041)	191,772	(62,957)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(64,694)	—	—	—	(64,694)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,278)	—	(1,278)
Contribution from General Partner for Limited Partner unit transactions	76	—	—	—	76
Advances to affiliates, net	(17,269)	(2,000)	13,095	—	(6,174)
Borrowings under credit facility	—	85,000	—	—	85,000
Repayments under credit facility	—	(86,000)	—	—	(86,000)
Contributions from affiliate	—	—	1,851	—	1,851

	(81,887)	(3,000)	13,668	—	(71,219)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	2,000	—	—	2,000

Cash and cash equivalents at end of year	$—	$2,000	$—	$—	$2,000

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2007

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$47,514	$46,293	$71,144	$—	$(111,599)	$53,352

Cash Flows from Investing Activities:
Capital expenditures	—	—	(50,642)	—	—	(50,642)
Acquisitions	—	—	(13,173)	—	—	(13,173)
Intercompany	2,726	(109,054)	(5,271)	—	111,599	—

	2,726	(109,054)	(69,086)		111,599	(63,815)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(57,271)	—	—	—	—	(57,271)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,479)	—	—	(1,479)
Contribution from General Partner for Limited Partner unit transactions	58	—	—	—	—	58
Repayments from (advances to) affiliates, net	6,973	(9,516)	(1,331)	—	—	(3,874)
Borrowings under credit facility	—	91,900	—	—	—	91,900
Repayments under credit facility	—	(20,000)	—	—	—	(20,000)
Contributions from (distributions to) affiliate	—	—	752	—	—	752

	(50,240)	62,384	(2,058)	—	—	10,086

Net change in cash and cash equivalents	—	(377)	—	—	—	(377)
Cash and cash equivalents at beginning of year	—	9,412	—	—	—	9,412

Cash and cash equivalents at end of period	$—	$9,035	$—	$—	$—	$9,035

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended June 30, 2008 and 2007

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,
	2008	2007
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	61,028,163	63,253,888
Revenue per barrel mile (cents)	0.521	0.485
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	428,704	440,152
Nederland terminal	526,350	529,462
Refinery terminals(4)	622,011	715,462
Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	547,489	535,715
Crude oil purchases at wellhead (bpd)	177,317	180,390
Gross margin per barrel of pipeline throughput (cents)(5)	54.1	20.2

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Includes results from the Partnership’s purchase of a 50% undivided interest in a refined products terminal in Syracuse, New York in June 2007.

(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(5)	Represents total segment sales minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $51.3 million for the second quarter 2008 as compared with $25.3 million for the second quarter 2007, an increase of $26.0 million. The increase was the result of continued margin improvement across all segments, stronger asset utilization in the Western Pipeline system and additional tankage placed into service at the Nederland terminal during 2007 and 2008. These increases were partially offset by lower volumes in our Eastern Pipeline and Terminal systems.

Net interest expense decreased $1.4 million to $8.1 million for the second quarter 2008 from $9.5 million for the prior year’s quarter primarily due to lower interest rates related to the Partnership’s revolving Credit Facility.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System increased $3.8 million to $14.6 million for the second quarter 2008 from $10.8 million for the second quarter 2007. Sales and other operating revenue increased by $1.0 million to $29.0 million due primarily to higher fees across the Partnership’s refined product and crude oil pipelines, partially offset by decreased volumes. Other income decreased $0.8 million compared to the prior year’s quarter due primarily to a decrease in equity income associated with the Partnership’s joint venture interests. Cost of goods sold and operating expenses decreased by $3.6 million to $10.0 million compared to the prior year’s quarter due primarily to the impact of increased crude oil and refined product prices on operating gains and a decreased level of environmental charges. These decreases were partially offset by increased utility costs throughout the system.

Terminal Facilities

The Terminal Facilities business segment had operating income of $17.9 million for the second quarter 2008, as compared to $15.5 million for the prior year’s second quarter. Sales and other operating revenue increased by $4.0 million to $39.3 million due primarily to the addition of tankage at the Nederland terminal, increased terminal fees, sales of product overages which were favorably impacted by the increased price of crude oil and increased product additive revenues. Other income increased $0.8 million from the prior year’s second quarter as a result of the final insurance recovery for hurricane damage sustained during 2005 at the Partnership’s Nederland terminal. Cost of goods sold and operating expenses increased by $1.1 million to $13.9 million for the second quarter of 2008 due primarily to increased product additive costs, higher utility costs and timing of maintenance activity. Selling, general and administrative expenses increased by $1.1 million to $4.2 million for the second quarter of 2008. During 2007, expenses were reduced by $0.9 million in connection with an insurance recovery.

Western Pipeline System

Operating income for the Western Pipeline System increased $18.5 million to $26.9 million for the second quarter of 2008 compared to the prior year’s quarter due primarily to improved asset utilization resulting from the creation of a bi-directional pipeline connection to the Partnership’s Nederland terminal, increased pipeline volumes and fees and higher lease acquisition margins. Additionally, the Partnership benefited in the second quarter of 2008 from third party contracts, to purchase and sell crude oil inventory, that were entered into in conjunction with a contract to exchange crude oil inventory with the Department of Energy (“DOE”). In accordance with accounting standards, these third party contracts were deemed to be derivatives, which required a mark to market adjustment to be recorded in income during the second quarter of 2008. The accounting for the third party contracts, along with the exchange contract with the DOE, resulted in $3.2 million in income being recognized during the second quarter 2008. These contracts will be settled during the third quarter of 2008. Other income increased $1.1 million compared to the prior year’s quarter due primarily to a gain recognized on the insurance recovery discussed earlier.

Higher crude oil prices were a key driver of the overall increase in total revenue, cost of products sold and operating expenses from the prior year’s quarter. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma increased to $124.00 per barrel for the second quarter of 2008 from $65.02 per barrel for the second quarter of 2007.

Results of Operations – Six Months Ended June 30, 2008 and 2007

Sunoco Logistics Partners L.P.

Operating Highlights

Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	60,705,947	63,372,001
Revenue per barrel mile (cents)	0.524	0.479
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	423,662	427,923
Nederland terminal	539,702	536,840
Refinery terminals(4)	648,604	664,768
Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	548,957	534,816
Crude oil purchases at wellhead (bpd)	174,381	182,757
Gross margin per barrel of pipeline throughput (cents)(5)	52.3	22.5

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.

(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.

(3)	Includes results from the Partnership’s purchase of a 50% undivided interest in a refined products terminal in Syracuse, New York.

(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(5)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $88.8 million for the six month period ended June 2008 as compared with $47.6 million for the comparable period in 2007. The increase was driven primarily by higher operating income resulting from higher margins and fees across all segments, improved asset utilization within the Western Pipeline system and additional tankage placed into service at the Nederland terminal during 2007 and 2008. These improvements to operating income were partially offset by lower volumes in the Eastern Pipeline system and Terminal Facilities along with a $5.7 million non-cash impairment charge related to a cancelled project. A decrease in interest expense further contributed to the $41.2 million increase in net income.

Net interest expense decreased $2.4 million to $15.8 million for the first six months of 2008 from $18.1 million for the first six months of 2007 due to decreased borrowings and lower interest rates related to the Partnership’s revolving Credit Facility.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System increased $4.8 million to $25.3 million for the first six months of 2008 from $20.5 million for the first six months of 2007. Sales and other operating revenue increased from $54.9 million for the prior year’s period to $57.8 million for the six months ended June 2008 due mainly to higher fees across the Partnership’s refined product and crude oil pipelines, partially offset by decreased volumes. Other income decreased by $2.1 million to $4.2 million for the first six months of 2008 from $6.3 million for the prior year period due primarily to a decrease in equity income associated with the Partnership’s joint venture interests. Operating expenses decreased by $3.6 million to $22.0 million due primarily to the impact of increased crude oil and refined product prices on operating gains and a decreased level of environmental charges. This decrease was partially offset by increased utility costs throughout the system.

Terminal Facilities

The Terminal Facilities segment had operating income of $29.1 million for the six months ended June 2008, as compared to $27.8 million for the first six months of 2007. Operating income was reduced during the first six months of 2008 due to a $5.7 million non-cash impairment charge related to the Partnership’s decision to discontinue efforts to expand LPG storage capacity at its Inkster, Michigan facility. Sales and other operating revenue increased $10.5 million to $78.7 million in the first half of 2008 due primarily to the addition of new tankage at the Nederland terminal, higher fees at the Partnership’s Nederland and refined products terminals, the sale of product overages which were favorably impacted by the increased price of crude oil and increased product additive revenues. The increases were partially offset by decreased volumes in the Partnership’s refinery and refined product terminals. Other income increased $0.8 million from the first six months of 2008 as a result of the insurance recovery discussed above. Cost of goods sold and operating expenses increased by $2.3 million to $27.6 million for the six months ended June 2008 due primarily to increased utility costs and timing of maintenance activity. Selling, general and administrative expenses increased by $1.5 million to $9.1 million for the six months ended June 30, 2008. During 2007, expenses were reduced by $0.9 million in connection with an insurance recovery.

Western Pipeline System

Operating income for the Western Pipeline System increased $32.8 million to $50.2 million for the first six months of 2008 from $17.4 million for the first six months of 2007. The increase was due primarily to improved asset utilization resulting from creation of a bi-directional pipeline connection to the Partnership’s Nederland terminal, increased pipeline volumes and fees and higher lease acquisition margins. Additionally, the Partnership benefited in the first six months of 2008 from third party contracts, to purchase and sell crude oil inventory, that were entered into in conjunction with a contract to exchange crude oil inventory with the Department of Energy (“DOE”). In accordance with accounting standards, these third party contracts were deemed to be derivatives, which required a mark to market adjustment to be recorded in income during the second quarter of 2008. The accounting for the third party contracts, along with the exchange contract with the DOE, resulted in $5.1 million in income being recognized for the first six months of 2008. These contracts will be settled during the third quarter of 2008. Other income also contributed to the increased profitability due to increased equity income associated with the Partnership’s joint venture interests and the gain on an insurance recovery discussed above.

Higher crude oil prices were a key driver of the overall increase in total revenue, cost of products sold and operating expenses from the prior year period. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma increased to $110.98 per barrel for the first six months of 2008 from $61.64 per barrel for the first six months of 2007.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the credit facilities are the Partnership’s primary sources of liquidity. At June 30, 2008, the Partnership had available borrowing capacity under the credit facilities of $410.0 million. The Partnership’s working capital position reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $181.2 million at June 30, 2008.

On April 28, 2008, Sunoco Pipeline L.P., a subsidiary of the Partnership, entered into a definitive agreement to acquire a refined products pipeline system and certain other real and personal property interests and assets from Mobil Pipe Line Company. In addition to the pipeline system, Sunoco Partners Marketing & Terminals L.P., a subsidiary of the Partnership, entered into definitive agreements with Exxon Mobil Corporation, Mobil Pipe Line Company and ExxonMobil Oil Corporation, to acquire six refined products terminal facilities. Subject to necessary regulatory filings and approvals and the satisfaction of certain closing conditions, the transactions, with a combined purchase price of approximately $200.0 million, are expected to be completed in the third quarter of 2008. These acquisitions are expected to be funded through a combination of cash on hand and the Partnership’s revolving credit facilities and other borrowings. For further information on these transactions see “Item 1. Notes to Condensed Consolidated Financial Statements (unaudited)—Note 2.”

Capital Resources

The Partnership periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.

$400 Million Credit Facility

Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, has a five-year $400 million Credit Facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012. At December 31, 2007, there was $91.0 million outstanding under the credit facility. During the first six months of 2008, the Partnership had net repayments of $1.0 million resulting in an outstanding balance of $90.0 million at June 30, 2008.

The Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin.

The Credit Facility contains various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, or f) enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also requires the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of June 30, 2008. The Partnership’s ratio of total debt to EBITDA was 2.5 to 1 at June 30, 2008.

$100 Million Credit Facility

In anticipation of the pending MagTex Acquisition, the Operating Partnership entered into a $100 million 364 day revolving credit facility (“$100 million Credit Facility”) on May 28, 2008. This $100 million Credit Facility is available to fund the same activities as the Credit Facility described above. If the MagTex Acquisition is terminated, this new revolver will be terminated. The $100 million Credit Facility matures in May 2009 and can be prepaid at any time. Interest on outstanding borrowings is calculated, at the Operating Partnership’s option, using either (i) LIBOR plus and applicable margin or (ii) the higher of (a) the federal funds rates plus 0.50 percent plus an applicable margin, and (b) the Citibank prime rate plus an applicable margin. The $100 million Credit Facility contains the same covenant requirements as the Credit Facility described above. As of June 30, 2008 there were no borrowings outstanding under the $100 million Credit Facility.

Letters of Credit

The Partnership entered into two standby letters of credit totaling $130.4 million. The letters of credit, which were effective January 1, 2008, are required in connection with certain crude oil exchange contracts in which the Partnership is a party. During the quarter, the Partnership met certain performance requirements defined within these contracts which reduced the letters of credit to $88.0 million. The letters of credit, which will expire in September 2008, are subject to commitment fees, which are not material.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the six months ended June 30, 2008 was $134.2 million compared with $53.4 million of net cash provided by operating activities for the first six months of 2007. Net cash provided by operating activities for the first six months of 2008 was primarily the result of net income of $88.8 million, depreciation and amortization of $19.5 million, the $5.7 million impairment charge, and an $18.7 million decrease in working capital. The decrease in working capital was the result of an increase in both accounts payable and accounts receivable activity driven primarily by commodity prices. Net cash provided by operating activities for the first six months of 2007 was primarily the result of net income of $47.5 million and depreciation and amortization of $18.3 million, partially offset by a $22.9 million increase in working capital. The increase in working capital was primarily attributable to an increase in revenues along with an increase in inventory volumes associated with contango inventory positions.

Net cash used in investing activities for the first six months of 2008 was $63.0 million compared with $63.8 million for the first six months of 2007.

Net cash used in financing activities for the first six months of 2008 was $71.2 million compared with $10.1 million net cash provided by financing activities for the first six months of 2007. Net cash used in financing activities for the first six months of 2008 resulted from $64.7 million in distributions paid to limited partners and the general partner and an increase in advances to affiliates of $6.2 million. Net cash provided by financing activities for the first six months of 2007 was the result of $71.9 million increase in net borrowings under the Partnership’s Credit Facility to fund the Partnership’s organic growth capital program, contango inventory positions, and to purchase a 50% undivided interest in a refined products terminal located in Syracuse, New York. This increase was partially offset by $57.3 million in distributions paid to limited partners and the general partner and $3.9 million in net advances to affiliates.

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances from affiliates in the Partnership’s condensed consolidated balance sheets at June 30, 2008 represent amounts due to Sunoco under this agreement. Advances to affiliates at December 31, 2007 represent amounts due from Sunoco under this agreement.

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

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Six Months Ended June 30,
	2008	2007
Maintenance	$7,771	$7,541
Expansion	44,724	56,274

	$52,495	$63,815

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

Expansion capital expenditures for the six months ended June 30, 2008 were $44.7 million compared to $56.3 million for the first six months of 2007. The decrease is attributable to the $13.4 million acquisition of a 50 percent interest in the Syracuse, New York refined products terminal in 2007. Expansion capital for 2008 includes construction in progress, in connection with the Partnership’s agreement with Motiva Enterprises LLC, of three crude oil storage tanks at its Nederland Terminal and a crude oil pipeline from Nederland to Motiva’s Port Arthur, Texas refinery. Expansion capital also includes construction of five additional crude oil storage tanks at Nederland, of which two began construction during the second quarter of 2008. These five crude oil storage tanks will have a combined shell capacity of approximately 3.0 million barrels.

The Partnership expects to fund capital expenditures, including pending and future acquisitions, from both cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the Credit Facility, other borrowings and the issuance of additional common units.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest-rate risk relates primarily to variable-rate borrowings. Variable-rate debt outstanding at June 30, 2008 was $90.0 million and averaged $73.7 million during the second quarter of 2008. The Partnership issues long-term debt either at fixed rates or use interest rate swaps to limit exposure to changes in interest rates on variable-rate, long-term debt. On January 8, 2008, the Partnership entered into an interest rate swap with a notional amount of $50.0 million maturing January 2010. Under the swap agreement, the Partnership receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 3.489 percent with settlements occurring quarterly. To maintain hedge accounting for the Swap, the Partnership is committed to maintaining at least $50.0 million in borrowings at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. Additional variable-rate borrowings under the revolving credit facilities will be subject to fluctuations in interest rates.

Commodity Market Risk

The Partnership is exposed to volatility in crude oil commodity prices. To manage such exposures, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management and inventory carried. The Partnership does not hold or issue any derivative instruments for trading purposes. In January 2008, the Partnership commenced an exchange contract with the Department of Energy (“DOE”). Under the terms of this contract, the DOE was required to deliver various grades of crude oil to the Partnership during the period of January 2008 through June 2008. In return, the Partnership agreed to deliver an equivalent amount of crude oil to the DOE during the period of February 2008 through July 2008. In connection with this contract, the Partnership entered into third party contracts to balance the timing of crude oil receipts and purchases. In accordance with accounting standards, these third party contracts were deemed to be derivatives, and therefore a mark to mark adjustment was recorded in income during the second quarter of 2008. The combination of these contracts, along with the exchange contract with the DOE, resulted in $5.1 million of income being recognized as of June 30, 2008. These contracts will be settled during the third quarter of 2008.

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

(a) Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer of Sunoco Partners LLC (the Partnership’s general partner) and the Vice President and Chief Financial Officer of the general partner, as appropriate, to allow timely decisions regarding required disclosure.

(b) As of June 30, 2008, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

(c) No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at June 30, 2008.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008.

Item 2.	Unregistered Sales of Equity Securities and Uses of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

2.1	Sale and Purchase Agreement for Magtex Refined Products Pipeline System between Mobil Pipe Line Company and Sunoco Pipeline L.P., executed April 28, 2008

2.1.1	List of Schedules and Exhibits to Sale and Purchase Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request.

2.2	Terminals Sale and Purchase Agreement for Center, TX, Hearne(East), TX, Waco, TX and Waskom, TX Terminals between ExxonMobil Oil Corporation and Sunoco Partners Marketing & Terminals L.P., executed April 28, 2008

2.2.1	List of Schedules and Exhibits to Terminals and Purchase Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request.

2.3	Terminals Sale and Purchase Agreement for Arcadia, LA Terminal between Exxon Mobil Corporation and Sunoco Partners Marketing & Terminals L.P., executed April 28, 2008

2.3.1	List of Schedules and Exhibits to Terminals and Purchase Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request.

2.4	Terminals Sale and Purchase Agreement for Hearne, TX (West) Terminal between Mobil Pipe Line Company and Sunoco Partners Marketing & Terminals L.P., executed April 28, 2008

2.4.1	List of Schedules and Exhibits to Terminals and Purchase Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request.

10.1	Sunoco Partners LLC Executive Summary Compensation Sheet

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

32.2	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

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

Date: August 6, 2008