Form 10-Q
period 2008-09-30
SUNOCO LOGISTICS PARTNERS LP
filed 2008-11-05
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or small reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 5, 2008, the number of the registrant’s Common Units outstanding was 28,657,485.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Three Months Ended September 30,
	2008	2007
Revenues

Sales and other operating revenue:
Affiliates (Note 3)	$760,551	$439,776
Unaffiliated customers	2,068,956	1,496,439
Other income	6,245	8,388

Total Revenues	2,835,752	1,944,603

Costs and Expenses
Cost of products sold and operating expenses	2,752,609	1,875,714
Depreciation and amortization	10,010	9,556
Selling, general and administrative expenses	15,270	13,411

Total Costs and Expenses	2,777,889	1,898,681

Operating Income	57,863	45,922
Net interest with affiliates (Note 3)	(1)	861
Other interest cost and debt expense, net	8,507	8,499
Capitalized interest	(977)	(952)

Net Income	$50,334	$37,514

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$50,334	$37,514
Less: General Partner’s interest in Net Income	(16,070)	(9,682)

Limited Partners’ interest in Net Income	$34,264	$27,832

Net Income per Limited Partner unit:
Basic	$1.20	$0.97

Diluted	$1.19	$0.97

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	28,657,485	28,586,280

Diluted	28,845,559	28,739,232

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Nine Months Ended September 30,
	2008	2007
Revenues

Sales and other operating revenue:
Affiliates (Note 3)	$2,153,655	$1,283,215
Unaffiliated customers	6,385,662	3,832,850
Other income	19,854	21,125

Total Revenues	8,559,171	5,137,190

Costs and Expenses
Cost of products sold and operating expenses	8,316,720	4,955,302
Depreciation and amortization	29,499	27,867
Selling, general and administrative expenses	44,827	42,417
Impairment charge (Note 5)	5,674	—

Total Costs and Expenses	8,396,720	5,025,586

Operating Income	162,451	111,604
Net interest cost paid to affiliates (Note 3)	416	2,455
Other interest cost and debt expense, net	25,488	26,524
Capitalized interest	(2,613)	(2,450)

Net Income	$139,160	$85,075

Calculation of Limited Partners’ interest in Net Income (Note 4):
Net Income	$139,160	$85,075
Less: General Partner’s interest in Net Income	(42,288)	(15,313)

Limited Partners’ interest in Net Income	$96,872	$69,762

Net Income per Limited Partner unit:
Basic	$3.38	$2.44

Diluted	$3.36	$2.43

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	28,647,578	28,579,263

Diluted	28,830,653	28,722,026

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$2,000	$2,000
Advances to affiliates (Note 3)	16,828	8,060
Accounts receivable, affiliated companies (Note 3)	245,694	62,167
Accounts receivable, net	1,186,409	1,200,782
Inventories:
Crude oil	54,826	29,145
Refined product additives	963	682
Materials, supplies and other	839	842

Total Current Assets	1,507,559	1,303,678

Properties, plants and equipment	1,708,885	1,625,782
Less accumulated depreciation and amortization	(565,270)	(536,520)

Properties, plants and equipment, net	1,143,615	1,089,262

Investment in affiliates (Note 6)	83,691	84,985
Deferred charges and other assets	39,493	26,717

Total Assets	$2,774,358	$2,504,642

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$1,486,602	$1,289,402
Accrued liabilities	58,907	45,159
Accrued taxes other than income taxes	42,215	34,277

Total Current Liabilities	1,587,724	1,368,838
Long-term debt (Note 7)	525,249	515,104
Other deferred credits and liabilities	29,406	29,655
Commitments and contingent liabilities (Note 8)

Total Liabilities	2,142,379	1,913,597

Partners’ Capital:
Limited partners’ interest	603,665	582,357
General partner’s interest	28,314	8,688

Total Partners’ Capital	631,979	591,045

Total Liabilities and Partners’ Capital	$2,774,358	$2,504,642

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$139,160	$85,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,499	27,867
Impairment charge	5,674	—
Restricted unit incentive plan expense	2,566	4,421
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(183,527)	(49,302)
Accounts receivable, net	14,373	(272,739)
Inventories	(25,959)	36,461
Accounts payable and accrued liabilities	210,948	260,775
Accrued taxes other than income	7,938	5,005
Other	(3,730)	6,234

Net cash provided by operating activities	196,942	103,797

Cash Flows from Investing Activities:
Capital expenditures	(89,044)	(73,601)
Completed Acquisitions	—	(13,489)
MagTex Acquisition deposit	(10,465)	—

Net cash used in investing activities	(99,509)	(87,090)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(100,088)	(87,004)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(504)	(1,479)
Contributions from General Partner for Limited Partner unit transactions	76	58
Advances to affiliates, net	(8,768)	(20,997)
Borrowings under credit facility	121,000	244,220
Repayments under credit facility	(111,000)	(159,900)
Contributions from affiliate	1,851	980

Net cash used in financing activities	(97,433)	(24,122)

Net change in cash and cash equivalents	—	(7,415)
Cash and cash equivalents at beginning of year	2,000	9,412

Cash and cash equivalents at end of period	$2,000	$1,997

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the impairment charge (Note 5). Results for the nine months ended September 30, 2008 are not necessarily indicative of results for the full year 2008.

2.	Acquisitions

Syracuse Terminal Acquisition

On June 4, 2007, the Partnership purchased a 50% undivided interest in a refined products terminal located in Syracuse, New York from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation, for approximately $13.4 million. Total terminal storage capacity is approximately 550,000 barrels. The purchase price of the acquisition was funded with borrowings under the Partnership’s Credit Facility (Note 7), and has been allocated to property, plants and equipment based on the relative fair value of the assets acquired on the acquisition date. The results of the acquisition are included in the financial statements within the Terminal Facilities business segment from the date of acquisition.

MagTex Refined Products Pipeline System Acquisition

On April 28, 2008, Sunoco Pipeline L.P., a subsidiary of the Partnership, entered into a definitive agreement to acquire a refined products pipeline system and certain other real and personal property interests and assets from Mobil Pipe Line Company, an affiliate of Exxon Mobil Corporation. The pipeline system consists of approximately 275 miles of refined products pipeline originating in Beaumont and Port Arthur, Texas and terminating in Hearne, Texas and an additional 197 miles of refined products pipeline extending from Beaumont, Texas and terminating in Waskom, Texas. In addition to the pipeline system, Sunoco Partners Marketing & Terminals L.P., a subsidiary of the Partnership, entered into definitive agreements with Exxon Mobil Corporation, Mobil Pipe Line Company and ExxonMobil Oil Corporation, also affiliates of Exxon Mobil Corporation, to acquire six refined products terminal facilities. The terminal facilities are located in Hearne, Hebert, Waco, Center and Waskom, Texas and Arcadia, Louisiana and have combined storage capacity of approximately 1.2 million shell barrels. The acquisitions are subject to certain closing conditions. The transactions, with a combined purchase price of approximately $200.0 million, are expected to be completed in the fourth quarter of 2008.

3.	Related Party Transactions

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership’s Credit Facility (see Note 7).

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

Affiliated Revenues and Accounts Receivable, Affiliated Companies

Affiliated revenues in the statements of income consist of sales of crude oil as well as the provision of crude oil and refined product pipeline transportation, terminalling and storage services to Sunoco. Sales of crude oil are priced using market based rates. Pipeline revenues are generally determined using posted tariffs. In 2002, the Partnership entered into a pipelines and terminals storage and throughput agreement and various other agreements with Sunoco under which the Partnership is charging Sunoco fees for services provided under these agreements that, in management’s opinion, are comparable to those charged in arm’s-length, third-party transactions. Under the pipelines and terminals storage and throughput agreement, Sunoco agreed to pay the Partnership a minimum level of revenues for transporting refined products. Sunoco also has agreed to minimum throughputs of crude oil and liquefied petroleum gas in the Partnership’s Inkster Terminal, Fort Mifflin Terminal Complex and certain crude oil pipelines. During the first quarter of 2007, the agreement to throughput at the Partnership’s refined product terminals and to receive and deliver refined product into the Partnership’s Marcus Hook Tank Farm expired. On March 1, 2007 the Partnership entered into new five year agreements with Sunoco to provide these services. These new agreements contain no minimum throughput obligations for Sunoco.

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

During the nine months ended September 30, 2008 and 2007, the Partnership was reimbursed $1.9 million and $1.0 million, respectively, associated with these agreements. The reimbursement of these amounts was recorded by the Partnership as capital contributions to Partners’ Capital within the condensed consolidated balance sheet at September 30, 2008.

In February 2008 and 2007, the Partnership issued 0.1 million common units in each period to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of common units, the general partner contributed $0.1 million in each period to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded these amounts as capital contributions to Partners’ Capital within its condensed consolidated balance sheets.

4.	Net Income Per Unit Data

Basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 11). The general partner was allocated net income of $16.1 million (representing 31.9 percent of total net income for the period) and $9.7 million (representing 25.8 percent of total net income for the period) for the three months ended September 30, 2008 and 2007, respectively, and $42.3 million (representing 30.4 percent of total net income for the period) and $15.3 million (representing 18.0 percent of total net income for the period) for the nine months ended September 30, 2008 and 2007, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated using the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of limited partner units outstanding – basic	28,657,485	28,586,280	28,647,578	28,579,263
Add effect of dilutive unit incentive awards	188,074	152,952	183,075	142,763

Weighted average number of limited partner units – diluted	28,845,559	28,739,232	28,830,653	28,722,026

5.	Impairment Charge

Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the first quarter of 2008, the Partnership recognized an impairment of $5.7 million related to Management’s decision to discontinue efforts to expand liquefied petroleum gas storage capacity at its Inkster, Michigan facility. The impairment charge reflects the entire cost associated with the project.

6.	Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of September 30, 2008 and December 31, 2007 were as follows:

Partnership Ownership Percentage
Explorer Pipeline Company	9.4%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
Wolverine Pipe Line Company	31.5%
West Texas Gulf Pipe Line Company	43.8%
Mid-Valley Pipeline Company(1)	55.3%

(1)	The Partnership’s interest in the Mid-Valley Pipeline Company includes 50 percent voting rights.

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and nine months ended September 30, 2008 and 2007 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income Statement Data:
Total revenues	$122,360	$138,583	$354,533	$381,836
Net income	$26,659	$39,497	$82,811	$110,042

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of September 30, 2008 and December 31, 2007 (in thousands of dollars):

	September 30, 2008	December 31, 2007
Balance Sheet Data:
Current assets	$141,479	$181,683
Non-current assets	$665,457	$692,331
Current liabilities	$136,846	$122,229
Non-current liabilities	$586,634	$661,777
Net equity	$83,456	$90,008

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at September 30, 2008 include an excess investment amount of approximately $53.8 million, net of accumulated amortization of $3.7 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

7.	Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	September 30, 2008	December 31, 2007
Credit Facility – due November 2012	$101,000	$91,000
Credit Facility – due May 2009	—	—
Senior Notes – 7.25%, due February 15, 2012	250,000	250,000
Senior Notes – 6.125%, due May 15, 2016	175,000	175,000
Less unamortized bond discount	(751)	(896)

	$525,249	$515,104

$400 Million Credit Facility

Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, has a five-year $400 million revolving credit facility (“Credit Facility”) with a syndicate of 10 participating financial institutions. The Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin. The Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of September 30, 2008.

In September 2008, Lehman Brothers, one of the participating banks with a commitment under the Credit Facility amounting to $5.0 million declared bankruptcy and the Partnership believes Lehman Brothers will not fund future draw requests. In October 2008, Wachovia, another participant with a $40.0 million commitment agreed to be acquired by Wells Fargo after experiencing financial difficulties. Under this transaction, the Partnership believes Wells Fargo will honor Wachovia’s commitment under the facility. However, the Partnership can not make any assurances that this transaction will close.

$100 Million Credit Facility

In anticipation of the pending MagTex Acquisition, the Operating Partnership, entered into a $100 million 364 day revolving credit facility (“$100 million Credit Facility”) on May 28, 2008. The $100 million Credit Facility is available to fund the same activities as the Credit Facility described above. If the MagTex Acquisition is terminated, this new revolver will be terminated. The $100 million Credit Facility matures in May 2009 and can be prepaid at any time. Interest on outstanding borrowings is calculated, at the Operating Partnership’s option, using either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the Federal funds rates plus 0.50 percent plus an applicable margin, and (b) the Citibank prime rate plus an applicable margin. The $100 million Credit Facility contains the same covenant requirements as the Credit Facility described above. As of September 30, 2008 there were no borrowings outstanding under the $100 million Credit Facility.

Interest Rate Swap

The Partnership uses interest rate swaps, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its credit facility. The Partnership does not use derivatives for trading or speculative purposes. While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Partnership minimizes the risk of credit loss by entering into these agreements with financial institutions that have high credit ratings. The Partnership accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value. SFAS 133 also requires that changes in the fair value be recorded each period in current earnings or other comprehensive income, depending on whether a derivative has been designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Interest rate swaps are designated as cash flow hedges. Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of Partners’ capital, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

In January 2008, the Partnership entered into a $50.0 million floating to fixed interest rate swap agreement (the “Swap”), maturing January 2010. Under the Swap, the Partnership receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 3.489 percent with settlements occurring quarterly. The objective of the hedge is to eliminate the variability of cash flows in interest payments for $50.0 million of floating rate debt. To maintain hedge accounting for the Swap, the Partnership is committed to maintaining at least $50.0 million in borrowings at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. The Swap’s fair value of ($0.1) million as of September 30, 2008, is included in accrued liabilities on the condensed consolidated balance sheet and the corresponding change in fair value is included in other comprehensive income, a component of Partners’ equity.

8.	Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At September 30, 2008 and December 31, 2007, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $0.7 million and $1.1 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $0.5 million and $2.1 million for the three month periods ended September 30, 2008 and 2007, respectively, and $1.0 million and $4.4 million for the nine month periods ended September 30, 2008 and 2007, respectively.

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

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership and its predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at September 30, 2008. Furthermore, Management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

Sunoco has indemnified the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed to the Partnership that arise from the operation of such assets prior to the closing of the February 2002 initial public offering (“IPO”). Sunoco has indemnified the Partnership for 100 percent of all losses asserted within the first 21 years of closing of the February 2002 IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent a year. For example, for a claim asserted during the twenty-third year after closing of the February 2002 IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco for events and conditions associated with the operation of the Partnership’s assets that occur on or after the closing of the February 2002 IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at September 30, 2008. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at September 30, 2008.

Sunoco Partners Marketing & Terminals L.P. (“SPMT”), which is wholly owned by the Partnership, has received a proposed penalty assessment from the Internal Revenue Service (“IRS”) in the aggregate amount of $5.1 million based on a failure to timely file excise tax information returns relating to its terminal operations during the calendar years 2004 and 2005. SPMT became current on its information return filings with the IRS in July of 2006. SPMT believes it had reasonable cause for the failure to file the information returns on a timely basis, and provided this information to the IRS on October 19, 2007 in a formal filing. SPMT is currently awaiting a response from the IRS. The proposed penalties are for the failure to file information returns rather than any failure to pay taxes due, as no taxes were owed by SPMT in connection with such information. The timing or outcome of this claim, and the total costs to be incurred by SPMT in connection therewith, cannot be reasonably estimated at this time.

9.	Fair Value Measurements

Effective January 1, 2008, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) which pertains to certain balance sheet items measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements.

In accordance with SFAS No. 157, the Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by SFAS No. 157. The Partnership generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. The Partnership’s financial instruments recorded at fair value were not material at September 30, 2008. The Partnership is currently evaluating the impact on its financial statements of the remaining provisions of SFAS No. 157, which must be adopted by January 1, 2009.

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

The Partnership issued 71,205 and 50,410 common units under the LTIP for the nine month periods ended September 30, 2008 and 2007, respectively, and recognized share-based compensation expense of $3.9 million and $4.2 million in the nine month periods ended September 30, 2008 and 2007, respectively. Each of the restricted unit grants also have tandem DER’s which are recognized as a reduction of Partners’ Capital when earned.

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

The Partnership issued 11,383,639 subordinated units to its general partner in connection with the initial public offering in February 2002. These subordinated units were convertible to common units on a one-for-one basis provided the Partnership met applicable financial tests set forth in the partnership agreement. The Partnership met the minimum quarterly distribution requirements on all outstanding units, and as a result, the subordinated units converted to common units during 2005, 2006 and 2007.

If cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of $0.70 per unit. These distributions are referred to as “incentive distributions”.

Distributions paid by the Partnership for the period from January 1, 2007 through September 30, 2008 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 14, 2007	$0.8125	$23.2	$5.1
May 15, 2007	$0.8250	$23.6	$5.4
August 14, 2007	$0.8375	$23.9	$5.8
November 14, 2007	$0.8500	$24.3	$6.1
February 14, 2008	$0.8700	$24.9	$6.7
May 15, 2008	$0.8950	$25.6	$7.5
August 14, 2008	$0.9350	$26.8	$8.6

On October 27, 2008, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $0.9650 per common partnership unit ($3.86 annualized), representing the distribution for the third quarter 2008. The $37.1 million distribution, including $9.5 million to the general partner, will be paid on November 14, 2008 to unitholders of record at the close of business on November 7, 2008.

12.	Business Segment Information

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended September 30, 2008 and 2007, respectively (in thousands of dollars):

	Three Months Ended September 30,
	2008	2007
Segment Operating Income

Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$23,280	$21,336
Unaffiliated customers	8,456	9,648
Other income	2,271	4,116

Total Revenues	34,007	35,100

Operating expenses	9,021	13,491
Depreciation and amortization	2,442	2,259
Selling, general and administrative expenses	5,156	4,626

Total Costs and Expenses	16,619	20,376

Operating Income	$17,388	$14,724

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$25,359	$23,513
Unaffiliated customers	15,275	12,361

Total Revenues	40,634	35,874

Operating expenses	17,938	14,883
Depreciation and amortization	4,198	3,878
Selling, general and administrative expenses	4,760	4,550

Total Costs and Expenses	26,896	23,311

Operating Income	$13,738	$12,563

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$711,912	$394,936
Unaffiliated customers	2,045,225	1,474,430
Other income	3,974	4,263

Total Revenues	2,761,111	1,873,629

Cost of products sold and operating expenses	2,725,650	1,847,340
Depreciation and amortization	3,370	3,419
Selling, general and administrative expenses	5,354	4,235

Total Costs and Expenses	2,734,374	1,854,994

Operating Income	$26,737	$18,635

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$17,388	$14,724
Terminal Facilities	13,738	12,563
Western Pipeline System	26,737	18,635

Total segment operating income	57,863	45,922
Net interest expense	7,529	8,408

Net Income	$50,334	$37,514

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the nine months ended September 30, 2008 and 2007, respectively (in thousands of dollars):

	Nine Months Ended September 30,
	2008	2007
Segment Operating Income

Eastern Pipeline System:
Sales and other operating revenue:
Affiliates	$64,394	$59,635
Unaffiliated customers	25,185	26,239
Other income	6,521	10,448

Total Revenues	96,100	96,322

Operating expenses	31,006	39,074
Depreciation and amortization	7,321	6,815
Selling, general and administrative expenses	15,092	15,206

Total Costs and Expenses	53,419	61,095

Operating Income	$42,681	$35,227

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$75,035	$67,987
Unaffiliated customers	44,255	36,046
Other income	825	—

Total Revenues	120,115	104,033

Operating expenses	45,539	40,161
Depreciation and amortization	12,191	11,368
Selling, general and administrative expenses	13,853	12,158
Impairment charge	5,674	—

Total Costs and Expenses	77,257	63,687

Operating Income	$42,858	$40,346

Western Pipeline System:
Sales and other operating revenue:
Affiliates	$2,014,226	$1,155,587
Unaffiliated customers	6,316,222	3,770,565
Other income	12,508	10,683

Total Revenues	8,342,956	4,936,835

Cost of products sold and operating expenses	8,240,175	4,876,067
Depreciation and amortization	9,987	9,684
Selling, general and administrative expenses	15,882	15,053

Total Costs and Expenses	8,266,044	4,900,804

Operating Income	$76,912	$36,031

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Eastern Pipeline System	$42,681	$35,227
Terminal Facilities	42,858	40,346
Western Pipeline System	76,912	36,031

Total segment operating income	162,451	111,604
Net interest expense	23,291	26,529

Net Income	$139,160	$85,075

The following table provides the identifiable assets for each segment as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Eastern Pipeline System	$376,457	$370,278
Terminal Facilities	428,718	400,509
Western Pipeline System	1,930,757	1,710,093
Corporate and other	38,426	23,762

Total identifiable assets	$2,774,358	$2,504,642

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

13.	Supplemental Condensed Consolidating Financial Information

The Partnership and the operating partnerships of the Operating Partnership served as joint and several guarantors of the Senior Notes and of any obligations under the previous credit facility. The Partnership continues to serve as guarantor of the Senior Notes and of any obligations under the new credit facilities. These guarantees are full and unconditional. In connection with the Partnership’s Credit Facility, the Subsidiary Guarantors were released from their obligations both under the previous credit facility, and the 7.25 percent and 6.125 percent Senior Notes in August 2007. Given that certain, but not all subsidiaries of the Partnership were guarantors, the Partnership was required to present the following supplemental condensed consolidating financial information. For purposes of the following footnote, Sunoco Logistics Partners L.P. is referred to as “Parent” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC, Sunoco Pipeline Acquisition LLC, Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are collectively referred to as “Non-Guarantor Subsidiaries.”

The following supplemental condensed consolidating financial information (in thousands) reflects the Parent’s separate accounts, the Subsidiary Issuer’s separate accounts, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations and the Parent’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investments in its subsidiaries and the Subsidiary Issuer’s investments in its subsidiaries are accounted for under the equity method of accounting.

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$760,551	$—	$760,551
Unaffiliated customers	—	—	2,068,956	—	2,068,956
Equity in earnings of subsidiaries	50,333	57,037	6	(107,376)	—
Other income	—	—	6,245	—	6,245

Total Revenues	50,333	57,037	2,835,758	(107,376)	2,835,752

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,752,609	—	2,752,609
Depreciation and amortization	—	—	10,010	—	10,010
Selling, general and administrative expenses	—	—	15,270	—	15,270

Total Costs and Expenses	—	—	2,777,889	—	2,777,889

Operating Income	50,333	57,037	57,869	(107,376)	57,863
Net interest cost paid to (received from) affiliates	—	(826)	825	—	(1)
Other interest cost and debt expenses, net	—	8,507	—	—	8,507
Capitalized interest	—	(977)	—	—	(977)

Net Income (Loss)	$50,333	$50,333	$57,044	$(107,376)	$50,334

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2007

(unaudited)

	Parent	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$439,776	$—	$439,776
Unaffiliated customers	—	—	1,496,439	—	1,496,439
Equity in earnings of subsidiaries	37,509	45,091	5	(82,605)	—
Other income	—	—	8,388	—	8,388

Total Revenues	37,509	45,091	1,944,608	(82,605)	1,944,603

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,875,714	—	1,875,714
Depreciation and amortization	—	—	9,556	—	9,556
Selling, general and administrative expenses	—	—	13,411	—	13,411

Total Costs and Expenses	—	—	1,898,681	—	1,898,681

Operating Income	37,509	45,091	45,927	(82,605)	45,922
Net interest cost paid to affiliates	—	35	826	—	861
Other interest cost and debt expenses, net	—	8,499	—	—	8,499
Capitalized interest	—	(952)	—	—	(952)

Net Income (Loss)	$37,509	$37,509	$45,101	$(82,605)	$37,514

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$2,153,655	$—	$2,153,655
Unaffiliated customers	—	—	6,385,662	—	6,385,662
Equity in earnings of subsidiaries	139,158	159,974	16	(299,148)	—
Other income	—	—	19,854	—	19,854

Total Revenues	139,158	159,974	8,559,187	(299,148)	8,559,171

Costs and Expenses
Cost of products sold and operating expenses	—	—	8,316,720	—	8,316,720
Depreciation and amortization	—	—	29,499	—	29,499
Selling, general and administrative expenses	—	—	44,827	—	44,827
Impairment charge	—	—	5,674	—	5,674

Total Costs and Expenses	—	—	8,396,720	—	8,396,720

Operating Income	139,158	159,974	162,467	(299,148)	162,451
Net interest cost paid to / (received from) affiliates	—	(2,059)	2,475	—	416
Other interest cost and debt expenses, net	—	25,488	—	—	25,488
Capitalized interest	—	(2,613)	—	—	(2,613)

Net Income	$139,158	$139,158	$159,992	$(299,148)	$139,160

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2007

(unaudited)

	Parent	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,283,215	$—	$1,283,215
Unaffiliated customers	—	—	3,832,850	—	3,832,850
Equity in earnings of subsidiaries	85,070	109,124	11	(194,205)	—
Other income	—	—	21,125	—	21,125

Total Revenues	85,070	109,124	5,137,201	(194,205)	5,137,190

Costs and Expenses
Cost of products sold and operating expenses	—	—	4,955,302	—	4,955,302
Depreciation and amortization	—	—	27,867	—	27,867
Selling, general and administrative expenses	—	—	42,417	—	42,417

Total Costs and Expenses	—	—	5,025,586	—	5,025,586

Operating Income	85,070	109,124	111,615	(194,205)	111,604
Net interest cost paid to / (received from) affiliates	—	(20)	2,475	—	2,455
Other interest cost and debt expenses, net	—	26,524	—	—	26,524
Capitalized interest	—	(2,450)	—	—	(2,450)

Net Income	$85,070	$85,070	$109,140	$(194,205)	$85,075

Condensed Consolidating Balance Sheet

September 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliates	12,765	48,000	(43,937)	—	16,828
Accounts receivable, affiliated companies	—	—	245,694	—	245,694
Accounts receivable, net	—	—	1,186,409	—	1,186,409
Inventories
Crude oil	—	—	54,826	—	54,826
Refined product	—	—	963	—	963
Materials, supplies and other	—	—	839	—	839

Total Current Assets	12,765	50,000	1,444,794	—	1,507,559

Properties, plants and equipment, net	—	—	1,143,615	—	1,143,615
Investment in affiliates	479,669	981,150	641,802	(2,018,930)	83,691
Deferred charges and other assets	—	2,868	36,625	—	39,493

Total Assets	$492,434	$1,034,018	$3,266,836	$(2,018,930)	$2,774,358

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$1,486,602	$—	$1,486,602
Accrued liabilities	980	(18)	57,945	—	58,907
Accrued taxes other than income taxes	—	—	42,215	—	42,215

Total Current Liabilities	980	(18)	1,586,762	—	1,587,724

Long-term debt	—	525,249	—	—	525,249
Other deferred credits and liabilities	—	—	29,406	—	29,406

Total Liabilities	980	525,231	1,616,168	—	2,142,379

Total Partners’ Capital	491,454	508,787	1,650,668	(2,018,930)	631,979

Total Liabilities and Partners’ Capital	$492,434	$1,034,018	$3,266,836	$(2,018,930)	$2,774,358

Condensed Consolidating Balance Sheet

December 31, 2007

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliates	4,348	46,000	(42,288)	—	8,060
Accounts receivable, affiliated companies	—	—	62,167	—	62,167
Accounts receivable, net	—	—	1,200,782	—	1,200,782
Inventories
Crude oil	—	—	29,145	—	29,145
Refined product additives	—	—	682	—	682
Materials, supplies and other	—	—	842	—	842

Total Current Assets	4,348	48,000	1,251,330	—	1,303,678

Properties, plants and equipment, net	—	—	1,089,262	—	1,089,262
Investment in affiliates	584,060	1,101,139	85,084	(1,685,298)	84,985
Deferred charges and other assets	—	3,278	23,439	—	26,717

Total Assets	$588,408	$1,152,417	$2,449,115	$(1,685,298)	$2,504,642

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$1,289,402	$—	$1,289,402
Accrued liabilities	980	3,863	40,316	—	45,159
Accrued taxes other than income taxes	—	—	34,277	—	34,277

Total Current Liabilities	980	3,863	1,363,995	—	1,368,838

Long-term debt	—	515,104	—	—	515,104
Other deferred credits and liabilities	—	—	29,655	—	29,655

Total Liabilities	980	518,967	1,393,650	—	1,913,597

Total Partners’ Capital	587,428	633,450	1,055,465	(1,685,298)	591,045

Total Liabilities and Partners’ Capital	$588,408	$1,152,417	$2,449,115	$(1,685,298)	$2,504,642

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$139,158	$135,687	$221,245	$(299,148)	$196,942

Cash Flows from Investing Activities:
Capital expenditures	—	—	(89,044)	—	(89,044)
MagTex Acquisition	—	—	(10,465)	—	(10,465)
Intercompany	(30,729)	(143,687)	(124,732)	299,148	—

	(30,729)	(143,687)	(224,241)	299,148	(99,509)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(100,088)	—	—	—	(100,088)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(504)	—	(504)
Contribution from General Partner for Limited Partner unit transactions	76	—	—	—	76
Advances to affiliates, net	(8,417)	(2,000)	1,649	—	(8,768)
Borrowings under credit facility	—	121,000	—	—	121,000
Repayments under credit facility	—	(111,000)	—	—	(111,000)
Contributions from affiliate	—	—	1,851	—	1,851

	(108,429)	8,000	2,996	—	(97,433)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	2,000	—	—	2,000

Cash and cash equivalents at end of year	$—	$2,000	$—	$—	$2,000

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2007

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$84,990	$81,146	$131,866	$(194,205)	$103,797

Cash Flows from Investing Activities:
Capital expenditures	—	—	(73,601)	—	(73,601)
Acquisitions	—	—	(13,489)	—	(13,489)
Intercompany	21,883	(174,974)	(41,114)	194,205	—

	21,883	(174,974)	(128,204)	194,205	(87,090)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(87,004)	—	—	—	(87,004)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,479)	—	(1,479)
Contribution from General Partner for Limited Partner unit transactions	58	—	—	—	58
Repayments from (advances to) affiliates, net	(19,927)	2,093	(3,163)	—	(20,997)
Borrowings under credit facility	—	244,220	—	—	244,220
Repayments under credit facility	—	(159,900)	—	—	(159,900)
Contributions from (distributions to) affiliate	—	—	980	—	980

	(106,873)	86,413	(3,662)	—	(24,122)

Net change in cash and cash equivalents	—	(7,415)	—	—	(7,415)
Cash and cash equivalents at beginning of year	—	9,412	—	—	9,412

Cash and cash equivalents at end of period	$—	$1,997	$—	$—	$1,997

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended September 30, 2008 and 2007

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,
	2008	2007
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	62,856,632	67,671,264
Revenue per barrel mile (cents)	0.549	0.498
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	437,018	442,054
Nederland terminal	545,105	490,272
Refinery terminals(4)	646,478	727,870
Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	492,823	528,407
Crude oil purchases at wellhead (bpd)	176,739	177,025
Gross margin per barrel of pipeline throughput (cents)(5)	62.0	38.3

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Includes results from the Partnership’s purchase of a 50% undivided interest in a refined products terminal in Syracuse, New York in June 2007.
(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.
(5)	Represents total segment sales minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $50.3 million for the third quarter 2008 as compared with $37.5 million for the third quarter 2007, an increase of $12.8 million. The increase was the result of continued margin improvement across all segments, increased volumes within certain pipelines of the Western Pipeline system and additional tankage placed into service at the Nederland terminal. These increases were partially offset by lower volumes within certain terminal facilities and the Eastern Pipeline along with a $2.5 million charge associated with property damages caused by the hurricanes experienced during the quarter.

Net interest expense decreased $0.9 million to $7.5 million for the third quarter 2008 from $8.4 million for the prior year’s quarter primarily due to lower interest rates and decreased borrowings under the Partnership’s Credit Facility.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System increased $2.7 million to $17.4 million for the third quarter 2008 from $14.7 million for the third quarter 2007. Sales and other operating revenue increased by $0.7 million to $31.7 million due primarily to higher fees across the Partnership’s refined product and crude oil pipelines, partially offset by decreased volumes. Other income decreased $1.9 million compared to the prior year’s quarter due primarily to decreased refined product volumes experienced during 2008 by the Partnership’s joint venture interests. Operating expenses decreased by $4.5 million to $9.0 million compared to the prior year’s quarter due primarily to the impact of increased crude oil and refined product prices on operating gains and a decreased level of environmental charges.

Terminal Facilities

The Terminal Facilities business segment had operating income of $13.7 million for the third quarter 2008, as compared to $12.6 million for the prior year’s third quarter. Sales and other operating revenue increased by $4.8 million to $40.6 million due primarily to increased terminal fees, the addition of tankage at the Nederland terminal and increased refined product additive revenues. These increases were partially offset by decreased throughput within the refinery and refined product terminals. Operating expenses increased by $3.1 million to $17.9 million for the third quarter of 2008 due primarily to damages incurred from hurricanes during the third quarter, increased product additive costs and higher utility costs. These higher costs were partially offset by product overages which were favorably impacted by the increased price of crude oil.

Western Pipeline System

Operating income for the Western Pipeline System increased $8.1 million to $26.7 million for the third quarter of 2008 compared to the prior year’s quarter due primarily to the establishment of a bi-directional pipeline connection to the Partnership’s Nederland terminal, increased volumes on certain pipeline segments, increased pipeline fees and higher lease acquisition margins.

Higher crude oil prices were a key driver of the overall increase in total revenue, cost of products sold and operating expenses from the prior year’s quarter. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma increased to $118.13 per barrel for the third quarter of 2008 from $75.33 per barrel for the third quarter of 2007.

Results of Operations – Nine Months Ended September 30, 2008 and 2007

Sunoco Logistics Partners L.P.

Operating Highlights

Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
Eastern Pipeline System:(1)
Total shipments (barrel miles per day)(2)	61,428,075	64,820,837
Revenue per barrel mile (cents)	0.532	0.485
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	428,146	432,685
Nederland terminal	541,517	521,147
Refinery terminals(4)	647,891	686,033
Western Pipeline System:(1)
Crude oil pipeline throughput (bpd)	530,109	532,656
Crude oil purchases at wellhead (bpd)	175,173	180,826
Gross margin per barrel of pipeline throughput (cents)(5)	55.3	27.8

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Includes results from the Partnership’s purchase of a 50% undivided interest in a refined products terminal in Syracuse, New York.
(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.

(5)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $139.2 million for the nine month period ended September 2008 as compared with $85.1 million for the comparable period in 2007. The increase was the result of higher margins and fees across all segments, increased volumes within certain pipelines of the Western Pipeline system and additional tankage placed into service at the Nederland terminal. These improvements to operating income were partially offset by lower volumes within certain terminal facilities and the Eastern Pipeline, a $5.7 million non-cash impairment charge related to a cancelled project and property damages caused by the hurricanes noted above. Decreased interest expense contributed further to the $54.1 million increase in net income.

Net interest expense decreased $3.2 million to $23.3 million for the first nine months of 2008 from $26.5 million for the first nine months of 2007 due to decreased borrowings and lower interest rates related to the Partnership’s Credit Facility.

Analysis of Segment Operating Income

Eastern Pipeline System

Operating income for the Eastern Pipeline System increased $7.5 million to $42.7 million for the first nine months of 2008 from $35.2 million for the first nine months of 2007. Sales and other operating revenue increased from $85.9 million for the prior year's period to $89.6 million for the nine months ended September 30, 2008 due mainly to higher fees across the Partnership’s refined product and crude oil pipelines, partially offset by decreased volumes. Other income decreased by $3.9 million to $6.5 million for the first nine months of 2008 from $10.4 million for the prior year period due mainly to a decrease in equity income associated with the Partnership’s joint venture interests. Operating expenses decreased by $8.1 million to $31.0 million due primarily to the impact of increased crude oil and refined product prices on operating gains and a decreased level of environmental charges.

Terminal Facilities

The Terminal Facilities segment had operating income of $42.9 million for the nine months ended September 2008, as compared to $40.3 million for the first nine months of 2007. Operating income was reduced during the first nine months of 2008 due to a $5.7 million non-cash impairment charge related to the Partnership’s decision to discontinue efforts to expand LPG storage capacity at its Inkster, Michigan facility. Sales and other operating revenue increased $15.3 million to $119.3 million for the first nine months of 2008 due primarily to the addition of new tankage at the Nederland terminal, higher fees at the Partnership’s Nederland and refined products terminals and increased product additive revenues. The increases were partially offset by decreased volumes in the Partnership’s refinery and refined product terminals. Other income increased $0.8 million from the first nine months of 2008 as a result of an insurance recovery recorded during the second quarter associated with hurricane damage sustained in 2005. Cost of goods sold and operating expenses increased by $5.4 million to $45.5 million for the nine months ended September 2008 due primarily to increased product additive costs, damages incurred at the Partnership’s Nederland terminal from the hurricanes experienced during the third quarter, higher utility costs and timing of maintenance activity. These higher costs were partially offset by product overages which were favorably impacted by the increased price of crude oil. Selling, general and administrative expenses increased by $1.7 million to $13.9 million for the nine months ended September 30, 2008. During 2007, expenses were reduced by $0.9 million in connection with an insurance recovery.

Western Pipeline System

Operating income for the Western Pipeline System increased $40.9 million to $76.9 million for the first nine months of 2008 from $36.0 million for the first nine months of 2007. The increase was due primarily to the establishment of a bi-directional pipeline connection to the Partnership’s Nederland terminal, increased volumes on certain pipeline segments, increased pipeline fees and higher lease acquisition margins. Other income also contributed to the increased profitability due to increased equity income associated with the Partnership’s joint venture interests and the gain on an insurance recovery discussed above.

Higher crude oil prices were a key driver of the overall increase in total revenue, cost of products sold and operating expenses from the prior year period. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma increased to $113.38 per barrel for the first nine months of 2008 from $66.26 per barrel for the first nine months of 2007.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the credit facilities are the Partnership’s primary sources of liquidity. At September 30, 2008, the Partnership had available borrowing capacity under the credit facilities of $394.0 million. The Partnership’s working capital position reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $92.1 million at September 30, 2008.

On April 28, 2008, Sunoco Pipeline L.P., a subsidiary of the Partnership, entered into a definitive agreement to acquire a refined products pipeline system and certain other real and personal property interests and assets from Mobil Pipe Line Company. In addition to the pipeline system, Sunoco Partners Marketing & Terminals L.P., a subsidiary of the Partnership, entered into definitive agreements with Exxon Mobil Corporation, Mobil Pipe Line Company and ExxonMobil Oil Corporation, to acquire six refined products terminal facilities. Subject to necessary regulatory filings and approvals and the satisfaction of certain closing conditions, the transactions, with a combined purchase price of approximately $200.0 million, are expected to be completed in the fourth quarter of 2008. These acquisitions are expected to be funded through a combination of cash on hand and the Partnership’s revolving credit facilities and other borrowings. For further information on these transactions see “Item 1. Notes to Condensed Consolidated Financial Statements (unaudited)—Note 2.”

Capital Resources

The Partnership periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.

$400 Million Credit Facility

Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), a wholly-owned entity of the Partnership, has a five-year $400 million revolving Credit Facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility, which has a syndicate of 10 participating banks, matures in November 2012. At December 31, 2007, there was $91.0 million outstanding under the Credit Facility. During the first nine months of 2008, the Partnership had net borrowings of $10.0 million resulting in an outstanding balance of $101.0 million at September 30, 2008.

The Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin.

The Credit Facility contains various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, or f) enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The Credit Facility also requires the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of September 30, 2008. The Partnership’s ratio of total debt to EBITDA was 2.1 to 1 at September 30, 2008.

In September 2008, Lehman Brothers, one of the participating banks with a commitment under the Credit Facility amounting to $5.0 million declared bankruptcy and the Partnership believes Lehman Brothers will not fund future draw requests. In October 2008, Wachovia, another participant with a $40.0 million commitment agreed to be acquired by Wells Fargo after experiencing financial difficulties. Under this transaction, the Partnership believes Wells Fargo will honor Wachovia’s commitment under the facility. However, the Partnership can not make any assurances that this transaction will close.

$100 Million Credit Facility

In anticipation of the pending MagTex Acquisition, the Operating Partnership entered into a $100 million 364 day revolving credit facility (“$100 million Credit Facility”) on May 28, 2008. This $100 million Credit Facility is available to fund the same activities as the Credit Facility described above. If the MagTex Acquisition is terminated, this new revolver will be terminated. The $100 million Credit Facility matures in May 2009 and can be prepaid at any time. Interest on outstanding borrowings is calculated, at the Operating Partnership’s option, using either (i) LIBOR plus and applicable margin or (ii) the higher of (a) the federal funds rates plus 0.50 percent plus an applicable margin, and (b) the Citibank prime rate plus an applicable margin. The $100 million Credit Facility contains the same covenant requirements as the Credit Facility described above. As of September 30, 2008 there were no borrowings outstanding under the $100 million Credit Facility.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the nine months ended September 30, 2008 was $196.9 million compared with $103.8 million of net cash provided by operating activities for the first nine months of 2007. Net cash provided by operating activities for the first nine months of 2008 was primarily the result of net income of $139.2 million, depreciation and amortization of $29.5 million, the $5.7 million impairment charge, and a $23.8 million decrease in working capital. The decrease in working capital was the result of an increase in accounts payable and a decrease in accounts receivable activity driven primarily by commodity prices, partially offset by a increase in accounts receivable from affiliated companies and inventory. Net cash provided by operating activities for the first nine-months of 2007 was primarily the result of net income of $85.1 million and depreciation and amortization of $27.9 million, partially offset by a $19.8 million increase in working capital. The increase in working capital was primarily attributable to an increase in accounts receivable due to higher revenues, partially offset by a decrease in inventory associated with the reduction of contango inventory positions.

Net cash used in investing activities for the first nine months of 2008 was $99.5 million compared with $87.1 million for the first nine months of 2007.

Net cash used in financing activities for the first nine months of 2008 was $97.4 million compared with $24.1 million net cash used in financing activities for the first nine months of 2007. Net cash used in financing activities for the first nine months of 2008 resulted from $100.1 million in distributions paid to limited partners and the general partner and an increase in advances to affiliates of $8.8 million. This use of cash was partially offset by a $10.0 million increase in net borrowings under the Partnership’s credit facilities to fund the Partnership’s organic growth capital program. Net cash used in financing activities for the first nine months of 2007 was the result of $87.0 million in distributions paid to limited partners and the general partner, and $21.0 million in net advances to affiliates. This use of cash was partially offset by an $84.3 million increase in net borrowings under the Partnership’s credit facilities to fund the Partnership’s organic growth capital program, contango inventory positions, and to purchase a 50% undivided interest in a refined products terminal located in Syracuse, New York.

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances from affiliates in the Partnership’s condensed consolidated balance sheets at September 30, 2008 represent amounts due to Sunoco under this agreement. Advances to affiliates at December 31, 2007 represent amounts due from Sunoco under this agreement.

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

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Nine Months Ended September 30,
	2008	2007
Maintenance	$15,655	$14,562
Expansion	73,389	72,528

	$89,044	$87,090

Management anticipates maintenance capital expenditures to be approximately $27.0 million for the year ended December 31, 2008, excluding reimbursements from Sunoco in accordance with the terms of certain agreements. Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.

Expansion capital expenditures for the nine months ended September 30, 2008 were $73.4 million compared to $72.5 million for the first nine months of 2007. Expansion capital for 2008 includes construction in progress, in connection with the Partnership’s agreement with Motiva Enterprises LLC, of three crude oil storage tanks at its Nederland Terminal and a crude oil pipeline from Nederland to Motiva’s Port Arthur, Texas refinery. Expansion capital also includes construction of five additional crude oil storage tanks at Nederland, for a total of eight crude oil storage tanks under various levels of construction at Nederland during 2008. These eight crude oil storage tanks will have a combined shell capacity of approximately 4.8 million barrels. Expansion capital for 2007 included the $13.4 million acquisition of a 50 percent interest in the Syracuse, New York refined products terminal.

The Partnership expects to fund capital expenditures, including pending and future acquisitions, from both cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the Partnership’s Credit Facilities, other borrowings and the issuance of additional common units.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest-rate risk relates primarily to variable-rate borrowings. Variable-rate debt outstanding at September 30, 2008 was $101.0 million and averaged $106.2 million during the third quarter of 2008. The Partnership issues long-term debt either at fixed rates or uses interest rate swaps to limit exposure to changes in interest rates on variable-rate, long-term debt. On January 8, 2008, the Partnership entered into an interest rate swap with a notional amount of $50.0 million maturing January 2010. Under the swap agreement, the Partnership receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 3.489 percent with settlements occurring quarterly. To maintain hedge accounting for the Swap, the Partnership is committed to maintaining at least $50.0 million in borrowings at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. Additional variable-rate borrowings under the revolving credit facilities will be subject to fluctuations in interest rates.

Commodity Market Risk

The Partnership is exposed to volatility in crude oil commodity prices. To manage such exposures, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management and inventory carried. The Partnership does not hold or issue any derivative instruments for trading purposes.

Forward-Looking Statements

Some of the information included in this quarterly report on Form 10-Q contains “forward-looking” statements and information relating to Sunoco Logistics Partners L.P. that is based on the beliefs of its management as well as assumptions made by and information currently available to management.

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

•	Restrictive covenants in the Partnership’s or Sunoco, Inc.’s credit agreements;

•	Changes in the Partnership’s or Sunoco, Inc.’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and the Partnership’s ability to raise capital in a cost-effective way;

•	Performance of financial institutions impacting the Partnership’s liquidity, including those supporting the Partnership’s Credit Facilities;

•	Changes in interest rates on the Partnership’s outstanding debt, which could increase the costs of borrowing;

•	Claims of the Partnership’s non-compliance with regulatory and statutory requirements; and

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

(b) As of September 30, 2008, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

(c) No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

There are certain legal and administrative proceedings arising prior to the February 2002 IPO pending against the Partnership’s Sunoco-affiliated predecessors and the Partnership (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify the Partnership for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be the Partnership’s responsibility. In addition, Sunoco is obligated to indemnify the Partnership under certain other agreements executed after the February 2002 IPO.

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at September 30, 2008.

Item 1A.	Risk Factors

Part I, Item 1A, of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008, includes a detailed discussion of the Partnership’s risk factors. The information below provides updates to the previously disclosed risk factors and when read in conjunction with the risk factors and information disclosed in the Partnership’s 2007 Annual Report on Form 10-K represent our currently known material risks.

We may not be able to obtain funding, or obtain funding on acceptable terms, to meet our future capital needs because of the deterioration of the credit and capital markets.

Global market and economic conditions have been, and continue to be volatile. The debt and equity capital markets have been impacted by, among other things, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market.

As a result, the cost of raising money in the debt and equity capital markets could be higher and the availability of funds from those markets could be diminished if we seek access to those markets. Accordingly, we cannot be certain that additional funding will be available if needed and to the extent required, on acceptable terms. If additional funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Due to current economic conditions, our ability to obtain funding under our revolving credit facilities could be impaired.

We operate in a capital intensive industry and periodically rely on our revolving credit facilities to finance a portion of our capital expenditures and for other general partnership purposes. Our ability to draw from our revolving credit facilities may be impaired because of the recent downturn in the financial market, including the issues surrounding the solvency of many institutional lenders and the recent failure of several banks.

If we are unable to draw from our revolving Credit Facilities we will need to meet our capital requirements through other sources. If the cash generated from our operations or the funds we are able to obtain under our revolving credit facilities or other sources of liquidity are not sufficient to meet our capital requirements then we may need to curtail certain of our operations which could adversely affect our revenues, results of operations and limit our growth.

Any reduction in our credit ratings or in Sunoco’s credit ratings could materially and adversely affect our business, financial condition, liquidity and results of operations.

We currently maintain an investment grade rating by Moody’s and by S&P. However, we cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Specifically, if Moody’s or S&P were to downgrade our long-term rating, particularly below investment grade, our borrowing costs would significantly increase, which would adversely affect our financial results, and our potential pool of investors and funding sources could decrease. Further, due to our relationship with Sunoco, any down-grading in Sunoco’s credit ratings could also result in a down-grading of our credit ratings. Ratings from credit agencies are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating.

Our operations may incur substantial liabilities to comply with climate change legislation and regulatory initiatives.

The U.S. Congress is considering legislation to reduce emissions of greenhouse gases (including carbon dioxide and methane). In addition, more than one-third of the states have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, on April 2, 2007, the U.S. Supreme Court in Massachusetts, et al. v. EPA held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act and that EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources such as cars and trucks. Moreover, the Court’s holding in the Massachusetts decision that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” also may result in future regulation of greenhouse gas emissions from stationary sources. In July 2008, EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the Clean Air Act. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future. Thus, there may be restrictions imposed on the emission of greenhouse gases even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions.

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

Date: November 5, 2008