Form 10-Q
period 2009-03-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2009-05-06
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.:   Large accelerated filer ☒   Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 5, 2009, the number of the registrant’s Common Units outstanding was 30,978,133.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2009	2008
Revenues

Sales and other operating revenue:
Affiliates	$198,844	$636,386
Unaffiliated customers	839,189	1,758,003
Other income	4,765	4,826

Total Revenues	1,042,798	2,399,215

Costs and Expenses
Cost of products sold and operating expenses	923,694	2,323,250
Depreciation and amortization	11,580	9,659
Selling, general and administrative expenses	17,074	15,431
Impairment charge	—	5,674

Total Costs and Expenses	952,348	2,354,014

Operating Income	90,450	45,201
Net interest with affiliates	52	(106)
Other interest cost and debt expense, net	10,942	8,576
Capitalized interest	(1,450)	(772)

Net Income	$80,906	$37,503

Calculation of Limited Partners’ interest in Net Income:
Net Income	$80,906	$37,503
Less: General Partner’s interest in Net Income	(12,529)	(7,542)

Limited Partners’ interest in Net Income	$68,377	$29,961

Net Income per Limited Partner unit:
Basic	$2.38	$1.05

Diluted	$2.36	$1.04

Weighted average Limited Partners’ units outstanding:
Basic	28,728,433	28,627,656

Diluted	28,926,034	28,806,029

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	December 31, 2008

	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$2,000	$2,000
Advances to affiliates	3,942	2,549
Accounts receivable, affiliated companies	53,899	77,692
Accounts receivable, net	768,784	652,840
Inventories:
Crude oil	191,296	87,645
Refined product additives	1,873	1,670
Materials, supplies and other	841	841

Total Current Assets	1,022,635	825,237

Properties, plants and equipment	1,979,283	1,945,817
Less accumulated depreciation and amortization	(581,255)	(570,388)

Properties, plants and equipment, net	1,398,028	1,375,429

Investment in affiliates	85,698	82,882
Deferred charges and other assets	33,628	24,701

Total Assets	$2,539,989	$2,308,249

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$866,038	$792,674
Accrued liabilities	31,081	45,648
Accrued taxes other than income taxes	14,995	20,738

Total Current Liabilities	912,114	859,060
Long-term debt	887,024	747,631
Other deferred credits and liabilities	27,048	31,658
Commitments and contingent liabilities

Total Liabilities	1,826,186	1,638,349

Partners’ Capital:
Limited partners’ interest	694,822	653,289
General partner’s interest	22,149	19,741
Accumulated other comprehensive loss	(3,169)	(3,130)

Total Partners’ Capital	713,803	669,900

Total Liabilities and Partners’ Capital	$2,539,989	$2,308,249

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$80,906	$37,503
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,580	9,659
Impairment charge	—	5,674
Amortization of financing fees and bond discount	158	146
Restricted unit incentive plan expense	4,284	2,745
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	23,793	(185,344)
Accounts receivable, net	(115,944)	(171,177)
Inventories	(103,854)	(37,885)
Accounts payable and accrued liabilities	58,074	418,206
Accrued taxes other than income	(5,743)	(58)
Other	(15,024)	(4,890)

Net cash (used in) provided by operating activities	(61,770)	74,579

Cash Flows from Investing Activities:
Capital expenditures	(34,201)	(23,131)

Net cash used in investing activities	(34,201)	(23,131)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(38,547)	(31,591)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(2,055)	(1,278)
Contributions from General Partner for Limited Partner unit transactions	77	76
Advances to/from affiliates, net	(1,393)	21,276
Borrowings under credit facility	237,723	5,000
Repayments under credit facility	(273,385)	(46,000)
Net Proceeds from issuance of long term debt	173,551	—
Contributions from affiliate	—	1,069

Net cash provided by (used in) financing activities	95,971	(51,448)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of year	2,000	2,000

Cash and cash equivalents at end of period	$2,000	$2,000

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the impairment charge recognized in 2008 (Note 5). Results for the three months ended March 31, 2009 are not necessarily indicative of results for the full year 2009.

For purposes of comparability, certain prior year amounts, specifically our segment reporting structure as further discussed in Note 12, have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated net income.

2.	Acquisitions

MagTex Refined Products Pipeline System Acquisition

On November 18, 2008, the Partnership purchased a refined products pipeline system from affiliates of Exxon Mobil Corporation for approximately $185.4 million. The system consists of approximately 280 miles of refined products pipeline originating in Beaumont and Port Arthur and terminating in Hearne, Texas; approximately 200 miles of refined products pipeline originating in Beaumont and terminating in Waskom, Texas; and refined product terminal facilities located in Hearne, Hebert, Waco, Center and Waskom, Texas and Arcadia, Louisiana with active storage capacity of 0.5 million shell barrels. The purchase price of the acquisition was initially funded with borrowings under the Operating Partnership’s $400 million Credit Facility. The purchase price has been preliminarily allocated to the assets and liabilities acquired based on their relative fair values on the acquisition date.

3.	Related Party Transactions

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Operating Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership’s $400 million Credit Facility (see Note 7).

Administrative Services

Selling, general and administrative expenses in the condensed consolidated statements of income include costs incurred by Sunoco for the provision of certain centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services, including the administration of employee benefit plans. These are provided to the Partnership under an omnibus agreement (“Omnibus Agreement”) with Sunoco for an annual administrative fee. The fee for the annual period ended December 31, 2008 was $6.0 million. In January 2009, the parties extended the term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) by one year. The annual administrative fee applicable to this one-year extension remains at $6.0 million.

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

Affiliated Revenues and Accounts Receivable, Affiliated Companies

Affiliated revenues in the statements of income consist of sales of crude oil, as well as the provision of crude oil, and refined product pipeline transportation, terminalling and storage services to Sunoco. Sales of crude oil are priced using market based rates. Pipeline revenues are generally determined using posted tariffs. In 2002, the Partnership entered into a pipelines and terminals storage and throughput agreement with Sunoco R&M, under which Sunoco R&M agreed to pay the Partnership a minimum level of revenues for transporting refined products and agreed to minimum levels of storage and throughput of crude oil and liquefied petroleum gas. In February 2007, certain obligations under the pipelines and terminals storage and throughput agreement relating to throughput of refined products through the Partnership’s terminals and to the Marcus Hook Tank Farm expired. On March 1, 2007 the Partnership entered into (i) a new five year product terminal services agreement with Sunoco R&M under which Sunoco R&M may throughput refined products through the Partnership’s terminals, and (ii) a new tank farm agreement under which Sunoco R&M may throughput refined products through the Partnership’s Marcus Hook Tank Farm. These new agreements contain no minimum throughput obligations for Sunoco R&M. With the exception of the crude oil storage and throughput commitments at the Fort Mifflin Terminal, and the liquefied petroleum gas storage and throughput commitments at the Inkster Terminal, each of which will expire in May 2009, Sunoco R&M’s obligations under the 2002 pipelines and terminals storage and throughput agreement expired in March 2009.

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

During the three months ended March 31, 2008 and 2009, the Partnership was reimbursed $1.1 million in 2008 and did not have a reimbursement during 2009, associated with these agreements. The reimbursement was recorded by the Partnership as a capital contribution to Partners’ Capital within the condensed consolidated balance sheet at March 31, 2009.

In February 2009 and 2008 the Partnership issued 0.1 million common units in each period to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of common units, the general partner contributed $0.1 million in each period to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded these amounts as capital contributions to Partners’ Capital within the condensed consolidated balance sheets.

In April 2009 the Partnership completed a public offering of 2.2 million common units. In May 2009, the Partnership sold an additional 49,700 common units to cover over-allotments in connection with the April 2009 offering. Net proceeds before underwriting expenses of approximately $109.8 million were used to reduce outstanding borrowings under the Partnership’s $400 million revolving Credit Facility. As a result of these offerings of common units, the general partner contributed $2.3 million to the Partnership to maintain its 2.0 percent general partner interest.

4.	Net Income Per Unit Data

On January 1, 2009 the Partnership adopted Emerging Issues Task Force No. 07-4 Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 requires incentive distribution rights (“IDRs”) in a master limited partnership to be treated as participating securities for the purpose of computing earnings per unit. EITF 07-4 also requires that when earnings differ from cash distributions, undistributed or over distributed earnings are to be allocated to the IDR holders, the general partner, and limited partners based on the contractual terms of the partnership agreement. Previously, earnings per unit was calculated as if all earnings for the period had been distributed, which resulted in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where earnings exceeded the actual distribution. As a result of adopting EITF 07-4, the Partnership’s earnings per unit for the three months ended March 31, 2008 increased $0.07 per limited partner unit on both a basic and diluted basis. Basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest and incentive distribution rights, by the weighted-average number of limited partner common and subordinated units outstanding during the period. For comparative purposes, prior year net income per unit data has been adjusted accordingly.

The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 11). The general partner was allocated net income of $12.5 million (representing 15.5 percent of total net income for the period) and $7.5 million (representing 20.1 percent of total net income for the period) for the three months ended March 31, 2009 and 2008, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Weighted average number of limited partner units outstanding – basic	28,728,433	28,627,656
Add effect of dilutive unit incentive awards	197,601	178,373

Weighted average number of limited partner units – diluted	28,926,034	28,806,029

5.	Impairment Charge

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

The Partnership’s ownership percentages in corporate joint ventures as of March 31, 2009 and December 31, 2008 were as follows:

Partnership Ownership Percentage
Explorer Pipeline Company	9.4%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%

Partnership Ownership Percentage
Wolverine Pipe Line Company	31.5%
West Texas Gulf Pipe Line Company	43.8%
Mid-Valley Pipeline Company(1)	55.3%

(1)	The Partnership’s interest in the Mid-Valley Pipeline Company includes 50 percent voting rights.

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three months ended March 31, 2009 and 2008 (in thousands of dollars):

	Three Months Ended March 31,
	2009	2008
Income Statement Data:
Total revenues	$111,418	$108,303
Net income	$28,916	$25,411

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of March 31, 2009 and December 31, 2008 (in thousands of dollars):

	March 31, 2009	December 31, 2008
Balance Sheet Data:
Current assets	$122,841	$115,097
Non-current assets	$682,795	$682,453
Current liabilities	$119,933	$123,423
Non-current liabilities	$580,881	$591,101
Net equity	$104,822	$83,026

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at March 31, 2009 include an excess investment amount of approximately $53.5 million, net of accumulated amortization of $4.1 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

7.	Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	March 31, 2009	December 31, 2008
$400 million Credit Facility – due November 2012	$287,723	$323,385
$100 million Credit Facility – due May 2009	—	—
$62.5 million Credit Facility – due September 2011	—	—
Senior Notes – 7.25%, due February 15, 2012	250,000	250,000
Senior Notes – 6.125%, due May 15, 2016	175,000	175,000
Senior Notes – 8.75%, due February 15, 2014	175,000	—
Less unamortized bond discount	(699)	(754)

	$887,024	$747,631

8.75% Senior Notes

In February 2009, the Operating Partnership issued $175 million of 8.75 percent Senior Notes, due February 15, 2014 (“2014 Senior Notes”). The 2014 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2014 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds of $173.6 million from the 2014 Senior Notes, were used to repay outstanding borrowings under the Operating Partnership’s $400 million Credit Facility.

$400 Million Credit Facility

The Operating Partnership has a five-year $400 million revolving credit facility (“$400 million Credit Facility”) with a syndicate of 10 participating financial institutions. The $400 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The $400 million Credit Facility matures in November 2012 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin. The $400 million Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $400 million Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of March 31, 2009.

$100 Million Credit Facility

In anticipation of the MagTex Acquisition, the Operating Partnership, entered into a $100 million 364-day revolving credit facility (“$100 million Credit Facility”) on May 28, 2008. The $100 million Credit Facility is available to fund the same activities as the $400 million Credit Facility described above. The $100 million Credit Facility matures in May 2009 and can be prepaid at any time. Interest on outstanding borrowings is calculated, at the Operating Partnership’s option, using either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rates plus 0.50 percent plus an applicable margin, and (b) the Citibank prime rate plus an applicable margin. The $100 million Credit Facility contains the same covenant requirements as the $400 million Credit Facility described above. As of March 31, 2009 there were no borrowings outstanding under the $100 million Credit Facility. The Partnership does not expect to renew this credit facility.

$62.5 Million Credit Facility

On March 13, 2009, the Operating Partnership entered into a $62.5 million revolving credit facility (“$62.5 million Credit Facility”) with a syndicate of 2 participating financial institutions. The $62.5 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The $62.5 million Credit Facility matures in September 2011 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin or (c) LIBOR plus 1.0 percent plus an applicable margin. The $62.5 million Credit Facility contains various covenants similar to the $400 million credit facility and limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.0 to 1, which can generally be increased to 4.5 to 1 during an acquisition period. As of March 31, 2009 there were no borrowings outstanding under the $62.5 million Credit Facility.

Interest Rate Swap

The Partnership uses interest rate swaps, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its credit facility. The Partnership does not use derivatives for trading or speculative purposes. While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Partnership minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings. The Partnership accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value. SFAS 133 also requires that changes in the fair value be recorded each period in current earnings or other comprehensive income(loss), depending on whether a derivative has been designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Interest rate swaps are designated as cash flow hedges. Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of Partners’ capital, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

In January 2008, the Partnership entered into a $50.0 million floating to fixed interest rate swap agreement (the “Swap”), maturing January 2010. Under the Swap, the Partnership receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 3.489 percent with settlements occurring quarterly. The objective of the hedge is to eliminate the variability of cash flows in interest payments for $50.0 million of floating rate debt. To maintain hedge accounting for the Swap, the Partnership is committed to maintaining at least $50.0 million in borrowings at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. The Swap’s fair value of $0.9 million as of March 31, 2009, is included in accrued liabilities on the balance sheet and the corresponding change in fair value is included in accumulated other comprehensive loss, a component of Partners’ equity.

8.	Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At March 31, 2009 and December 31, 2008, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $2.9 million and $3.6 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $0.6 million and $0.2 million for the three month periods ended March 31, 2009 and 2008, respectively.

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

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership and its predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at March 31, 2009. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at March 31, 2009. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at March 31, 2009.

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

In accordance with SFAS No. 157, the Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by SFAS No. 157. The Partnership generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. The Partnership’s financial instruments recorded at fair value were not material at March 31, 2009.

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

The Partnership awarded 86,459 and 57,423 units under the LTIP, net of estimated forfeitures, and recognized share-based compensation expense of $4.3 million and $3.0 million for the three month periods ended March 31, 2009 and 2008, respectively. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of Partners’ Capital when earned.

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

Distributions paid by the Partnership for the period from January 1, 2008 through March 31, 2009 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 14, 2008	$0.8700	$24.9	$6.7
May 15, 2008	$0.8950	$25.6	$7.5
August 14, 2008	$0.9350	$26.8	$8.6
November 14, 2008	$0.9650	$27.6	$9.5
February 13, 2009	$0.9900	$28.4	$10.2

On April 30, 2009, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $1.015 per common partnership unit ($4.06 annualized), representing the distribution for the first quarter 2009. The $43.2 million distribution, including $11.8 million to the general partner, will be paid on May 15, 2009 to unitholders of record at the close of business on May 11, 2009.

12.	Business Segment Information

On January 1, 2009 the Partnership re-aligned its reporting segments. Prior to this date, the reporting segments were designated by geographic region. The Partnership has determined it more meaningful to functionally align its reporting segments. As such, the updated reporting segments as of January 1, 2009 are Refined Products Pipeline System, Terminal Facilities, and Crude Oil Pipeline System. The primary difference in the new reporting is the consolidation of an eastern area crude oil pipeline with the western area crude oil pipelines. For comparative purposes all prior year amounts have been recast to reflect the new segment reporting and do not impact consolidated net income.

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended March 31, 2009 and 2008, respectively (in thousands of dollars).

	Three Months Ended March 31,
	2009	2008
Segment Operating Income
Refined Products Pipeline System:
Sales and other operating revenue:
Affiliates	$18,816	$17,920
Unaffiliated customers	12,584	6,365
Other income	2,317	1,279

Total Revenues	33,717	25,564

Operating expenses	13,973	11,624
Depreciation and amortization	3,210	2,192
Selling, general and administrative expenses	5,942	5,070

Total Costs and Expenses	23,125	18,886

Operating Income	$10,592	$6,678

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$23,217	$24,710
Unaffiliated customers	23,071	14,674

Total Revenues	46,288	39,384

Operating expenses	15,111	13,688
Depreciation and amortization	4,725	3,937
Selling, general and administrative expenses	5,208	4,875
Impairment charge	—	5,674

Total Costs and Expenses	25,044	28,174

Operating Income	$21,244	$11,210

Crude Oil Pipeline System:
Sales and other operating revenue:
Affiliates	$156,811	$593,756
Unaffiliated customers	803,535	1,736,964
Other income	2,447	3,547

Total Revenues	962,793	2,334,267

Cost of products sold and operating expenses	894,610	2,297,938
Depreciation and amortization	3,645	3,530
Selling, general and administrative expenses	5,924	5,486

Total Costs and Expenses	904,179	2,306,954

Operating Income	$58,614	$27,313

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Refined Products Pipeline System	$10,592	$6,678
Terminal Facilities	21,244	11,210
Crude Oil Pipeline System	58,614	27,313

Total segment operating income	90,450	45,201
Net interest expense	9,544	7,698

Net Income	$80,906	$37,503

The following table provides the identifiable assets for each segment as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Refined Products Pipeline System	$500,315	$498,098
Terminal Facilities	500,025	484,349
Crude Oil Pipeline System	1,509,101	1,301,948
Corporate and other	30,548	23,854

Total identifiable assets	$2,539,989	$2,308,249

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

13.	Supplemental Condensed Consolidating Financial Information

The Partnership guarantees the debt obligations of the Operating Partnership and serves as guarantor of the 2012, 2014 and 2016 Senior Notes and of any obligations under the credit facilities. These guarantees are full and unconditional. For purposes of the following note, Sunoco Logistics Partners L.P. is referred to as “Parent” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC, Sunoco Pipeline Acquisition LLC, Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are collectively referred to as “Non-Guarantor Subsidiaries.”

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

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$198,844	$—	$198,844
Unaffiliated customers	—	—	839,189	—	839,189
Equity in earnings of subsidiaries	80,899	89,618	9	(170,526)	—
Other income	—	—	4,765	—	4,765

Total Revenues	80,899	89,618	1,042,807	(170,526)	1,042,798

Costs and Expenses
Cost of products sold and operating expenses	—	—	923,694	—	923,694
Depreciation and amortization	—	—	11,580	—	11,580
Selling, general and administrative expenses	—	—	17,074	—	17,074
Impairment Charge	—	—	—	—	—

Total Costs and Expenses	—	—	952,348	—	952,348

Operating Income	80,899	89,618	90,459	(170,526)	90,450
Net interest with affiliates	—	(773)	825	—	52
Other interest cost and debt expenses, net	—	10,942	—	—	10,942
Capitalized interest	—	(1,450)	—	—	(1,450)

Net Income	$80,899	$80,899	$89,634	$(170,526)	$80,906

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$636,386	$—	$636,386
Unaffiliated customers	—	—	1,758,003	—	1,758,003
Equity in earnings of subsidiaries	37,504	44,377	4	(81,885)	—
Other income	—	—	4,826	—	4,826

Total Revenues	37,504	44,377	2,399,219	(81,885)	2,399,215

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,323,250	—	2,323,250
Depreciation and amortization	—	—	9,659	—	9,659
Selling, general and administrative expenses	—	—	15,431	—	15,431
Impairment Charge	—	—	5,674	—	5,674

Total Costs and Expenses	—	—	2,354,014	—	2,354,014

Operating Income	37,504	44,377	45,205	(81,885)	45,201
Net interest with affiliates	—	(931)	825	—	(106)
Other interest cost and debt expenses, net	—	8,576	—	—	8,576
Capitalized interest	—	(772)	—	—	(772)

Net Income	$37,504	$37,504	$44,380	$(81,885)	$37,503

Condensed Consolidating Balance Sheet

March 31, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to Affiliates	(182)	48,000	(43,876)	—	3,942
Accounts receivable, affiliated companies	—	—	53,899	—	53,899
Accounts receivable, net	—	—	768,784	—	768,784
Inventories
Crude oil	—	—	191,296	—	191,296
Refined product	—	—	1,873	—	1,873
Materials, supplies and other	—	—	841	—	841

Total Current Assets	(182)	50,000	972,817	—	1,022,635

Properties, plants and equipment, net	—	—	1,398,028	—	1,398,028
Investment in affiliates	715,667	1,599,486	85,864	(2,315,319)	85,698
Deferred charges and other assets	—	4,766	28,862	—	33,628

Total Assets	$715,485	$1,654,252	$2,485,571	$(2,315,319)	$2,539,989

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$1	$866,037	$—	$866,038
Accrued liabilities	980	1,407	28,694	—	31,081
Accrued taxes	—	—	14,995	—	14,995

Total Current Liabilities	980	1,408	909,726	—	912,114

Long-term debt	—	887,024	—	—	887,024
Other deferred credits and liabilities	—	—	27,048	—	27,048

Total Liabilities	980	888,432	936,774	—	1,826,186

Total Partners’ Capital	714,505	765,820	1,548,797	(2,315,319)	713,803

Total Liabilities and Partners’ Capital	$715,485	$1,654,252	$2,485,571	$(2,315,319)	$2,539,989

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Balance Sheet

December 31, 2008

	Parent	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliates	(161)	48,000	(45,290)	—	2,549
Accounts receivable, affiliated companies	—	—	77,692	—	77,692
Accounts receivable, net	—	—	652,840	—	652,840
Inventories
Crude oil	—	—	87,645	—	87,645
Refined product	—	—	1,670	—	1,670
Materials, supplies and other	—	—	841	—	841

Total Current Assets	(161)	50,000	775,398	—	825,237

Properties, plants and equipment, net	—	—	1,375,429	—	1,375,429
Investment in affiliates	670,672	1,415,691	83,012	(2,086,493)	82,882
Deferred charges and other assets	—	2,566	22,135	—	24,701

Total Assets	$670,511	$1,468,257	$2,255,974	$(2,086,493)	$2,308,249

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$792,674	$—	$792,674
Accrued liabilities	980	2,034	42,634	—	45,648
Accrued taxes	—	—	20,738	—	20,738

Total Current Liabilities	980	2,034	856,046	—	859,060

Long-term debt	—	747,631	—	—	747,631
Other deferred credits and liabilities	—	—	31,658	—	31,658

Total Liabilities	980	749,665	887,704	—	1,638,349

Total Partners’ Capital	669,531	718,592	1,368,270	(2,086,493)	669,900

Total Liabilities and Partners’ Capital	$670,511	$1,468,257	$2,255,974	$(2,086,493)	$2,308,249

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$80,899	$78,073	$(50,216)	$(170,526)	$(61,770)

Cash Flows from Investing Activities:
Capital expenditures	—	—	(34,201)	—	(34,201)
Intercompany	(42,450)	(215,962)	87,886	170,526	—

	(42,450)	(215,962)	53,685	170,526	(34,201)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(38,547)	—	—	—	(38,547)
Contribution from General Partner for Limited Partner unit transactions	77	—	—	—	77
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,055)	—	(2,055)
Advances to affiliates, net	21	—	(1,414)	—	(1,393)
Borrowings under credit facility	—	237,723	—	—	237,723
Repayments under credit facility	—	(273,385)	—	—	(273,385)
Net proceeds from issuance of senior notes	—	173,551	—	—	173,551
Contributions from affiliate	—	—	—	—	—

	(38,449)	137,889	(3,469)	—	95,971

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	2,000	—	—	2,000

Cash and cash equivalents at end of year	$—	$2,000	$—	$—	$2,000

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$37,504	$35,035	$83,925	$(81,885)	$74,579

Cash Flows from Investing Activities:
Capital expenditures	—	—	(23,131)	—	(23,131)
Intercompany	(15,963)	5,455	(71,377)	81,885	—

	(15,963)	5,455	(94,508)	81,885	(23,131)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(31,591)	—	—	—	(31,591)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,278)	—	(1,278)
Contribution from General Partner for Limited Partner unit transactions	76	—	—	—	76
Advances to affiliates, net	9,974	510	10,792	—	21,276
Borrowings under credit facility	—	5,000	—	—	5,000
Repayments under credit facility	—	(46,000)	—	—	(46,000)
Contributions from affiliate	—	—	1,069	—	1,069

	(21,541)	(40,490)	10,583	—	(51,448)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	2,000	—	—	2,000

Cash and cash equivalents at end of year	$—	$2,000	$—	$—	$2,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended March 31, 2009 and 2008

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31
	2009	2008
Refined Products Pipeline System:(1)(2)(3)
Total shipments (barrel miles per day)(4)	60,034,244	45,482,329
Revenue per barrel mile (cents)	0.581	0.587
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	460,031	418,615
Nederland terminal	652,669	569,769
Refinery terminals(5)	582,762	675,196
Crude Oil Pipeline System:(1)(2)
Crude oil pipeline throughput (bpd)	664,146	675,492
Crude oil purchases at wellhead (bpd)	191,162	171,458
Gross margin per barrel of pipeline throughput (cents)(6)	103.9	48.5

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.
(2)	Effective January 1, 2009 the Partnership realigned its operating segments. Prior period amounts have been recast to reflect the current operating segments.
(3)	Includes results of the Partnership’s purchase of the MagTex refined products pipeline and terminal system from the acquisition date.
(4)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(5)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.
(6)	Represents total segment sales minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $80.9 million for the first quarter 2009 as compared with $37.5 million for the first quarter 2008, an increase of $43.4 million. This increase was due mainly to operating income improvements driven by significantly higher lease acquisition results, increased crude oil pipeline and storage revenues and results from the November 2008 acquisition of the MagTex refined products and terminal system.

Net interest expense increased $1.8 million to $9.5 million for the first quarter 2009 from $7.7 million for the prior year’s quarter primarily due to higher borrowings associated with the $185.4 million MagTex acquisition, organic growth initiatives, and increased contango inventory positions.

Analysis of Segment Operating Income

On January 1, 2009 the Partnership realigned its reporting segments. Prior to this date, the reporting segments were designated by geographic region. The Partnership has determined it more meaningful to functionally align its reporting segments. As such, the updated reporting segments as of January 1, 2009 are Refined Products Pipeline System, Terminal Facilities, and Crude Oil Pipeline System. The primary difference in the new reporting is the consolidation of an eastern area crude oil pipeline with the western area crude oil pipelines. For comparative purposes all prior year amounts have been recast to reflect the new segment reporting and these changes do not impact consolidated net income.

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System increased $3.9 million to $10.6 million for the first quarter ended March 31, 2009 compared to the prior year’s quarter. Sales and other operating revenue increased by $7.1 million to $31.4 million due primarily to results from the Partnership’s acquisition of the MagTex refined products pipeline and terminals system in November 2008. Other income increased $1.0 million due primarily to an increase in equity income associated with the Partnership’s joint venture interests. Operating expenses and depreciation and amortization expense increased primarily due to the MagTex acquisition.

Terminal Facilities

Operating income for the Terminal Facilities segment increased $10.0 million to $21.2 million for the first quarter ended March 31, 2009 compared to the prior year’s quarter. Total revenues for the first quarter of 2009 increased $6.9 million to $46.3 million due primarily to increased throughput and fees at the Nederland crude oil terminal facility, additional tankage placed into service during 2008 and 2009 at the Nederland facility and results from the MagTex acquisition. These increases were partially offset by lower volumes at the Partnership’s refinery terminals. Cost of products sold and operating expenses increased $1.4 million for the first quarter of 2009 to $15.1 million due primarily to increased costs associated with the MagTex acquisition partially offset by reduced utilities expense. Depreciation and amortization expense increased $0.8 million to $4.7 million for the first quarter of 2009 due to the MagTex acquisition and increased tankage at the Nederland facility. During 2008, a $5.7 million non-cash impairment charge was recognized related to the Partnership’s decision to discontinue efforts to expand LPG storage capacity at its Inkster, Michigan facility.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline System increased $31.3 million to a record $58.6 million for the first quarter of 2009 compared to the prior year’s quarter due to significantly higher lease acquisition results and optimization of crude oil storage capabilities as the crude oil market shifted to contango. Higher pipeline fees also contributed to the improved operating performance. Other income decreased $1.1 million compared to the prior year’s quarter due primarily to reduced equity income from the Partnership’s joint venture interests.

Lower crude oil prices were a key driver of the decrease in total revenue and cost of products sold and operating expenses from the prior year’s quarter. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma decreased to $43.21 per barrel for the first quarter of 2009 from $97.96 per barrel for the first quarter of 2008.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the $400 million Credit Facility are the Partnership’s primary sources of liquidity. At March 31, 2009, the Partnership had available borrowing capacity under the credit facilities of $269.8 million. The Partnership’s working capital position reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $185.7 million at March 31, 2009

In February 2009, Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”) issued $175 million of 8.75 percent Senior Notes, due February 15, 2014 (“2014 Senior Notes”). The 2014 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2014 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds from the 2014 Senior Notes were used to repay outstanding borrowings under the $400 million Credit Facility, which were associated with the MagTex acquisition.

Capital Resources

The Partnership periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.

$400 Million Credit Facility

The Operating Partnership has a five-year $400 million Credit Facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012. At December 31, 2008, there was $323.4 million outstanding under the credit facility. During the first quarter of 2009, the Partnership had net repayments of $35.7 million resulting in an outstanding balance of $287.7 million at March 31, 2009.

The $400 million Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin.

The $400 million Credit Facility contains various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, f) or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $400 million Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of March 31, 2009. The Partnership’s ratio of total debt to EBITDA was 2.5 to 1 at March 31, 2009.

In September 2008, Lehman Brothers, one of the participating banks with a commitment under the facility amounting to $5 million, declared bankruptcy and its loan commitment is no longer in effect.

$100 Million Credit Facility

In anticipation of the MagTex Acquisition, the Operating Partnership, entered into a $100 million 364-day revolving credit facility (“$100 million Credit Facility”) on May 28, 2008. The $100 million Credit Facility is available to fund the same activities as the $400 million Credit Facility described above. The $100 million Credit Facility matures in May 2009 and can be prepaid at any time. Interest on outstanding borrowings is calculated, at the Operating Partnership’s option, using either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the Federal funds rates plus 0.50 percent plus an applicable margin, and (b) the Citibank prime rate plus an applicable margin. The $100 million Credit Facility contains the same covenant requirements as the $400 million Credit Facility described above. As of March 31, 2009 there were no borrowings outstanding under the $100 million Credit Facility. The Partnership does not expect to renew this credit facility.

$62.5 Million Credit Facility

On March 13, 2009, the Operating Partnership entered into a $62.5 million revolving credit facility (“$62.5 million Credit Facility”) with a syndicate of 2 participating financial institutions. The $62.5 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The $62.5 million Credit Facility matures in September 2011 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin or (c) LIBOR plus 1.0 percent plus an applicable margin. The $62.5 million Credit Facility contains various covenants similar to the $400 million credit facility and limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.0 to 1, which can generally be increased to 4.5 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of March 31, 2009. As of March 31, 2009 there were no borrowings outstanding under the $62.5 million Credit Facility.

Equity Offering

In April 2009 the Partnership completed a public offering of 2.2 million common units. In May 2009, the Partnership sold an additional 49,700 common units to cover over-allotments in connection with the April 2009 offering. Net proceeds before underwriting expenses of approximately $109.8 million were used to reduce outstanding borrowings under the Partnership’s $400 million revolving Credit Facility. As a result of these offerings of common units, the general partner contributed $2.3 million to the Partnership to maintain its 2.0 percent general partner interest.

Cash Flows and Capital Expenditures

Net cash used in operating activities for the three months ended March 31, 2009 was $61.8 million compared with $74.6 million of net cash provided by operating activities for the first three months of 2008. Net cash used in operating activities for the first three months of 2009 was primarily the result of net income of $80.9 million, depreciation and amortization of $11.6 million, and a $143.7 million increase in working capital. The increase in working capital was the result of increases in accounts receivable and contango inventory positions partially offset by an increase in accounts payable. Net cash provided by operating activities for the first three months of 2008 was primarily the result of net income of $37.5 million, depreciation and amortization of $9.7 million, the $5.7 million impairment charge, and a $23.7 million decrease in working capital. The decrease in working capital was the result of an increase in accounts payable partially offset by increases in accounts receivable and inventory.

Net cash used in investing activities for the three months of 2009 was $34.2 million compared with $23.1 million for the first three months of 2008.

Net cash provided by financing activities for the first three months of 2009 was $96.0 million compared with $51.4 million net cash used in financing activities for the first three months of 2008. Net cash provided by financing activities for the first three months of 2009 resulted from a $173.6 million issuance of senior notes partially offset by $35.7 million net repayment of the Partnership’s $400 million Credit Facility, and $38.5 million in distributions paid to limited partners and the general partner. Net cash provided by financing activities was utilized to finance operating and investing activities, including contango inventory positions. Net cash used in financing activities for the first three months of 2008 resulted from a $41.0 million net repayment of the Partnership’s $400 million Credit Facility as well as $31.6 million in distributions paid to limited partners and the general partner. These decreases were partially offset by net advances from affiliates in the amount of $21.3 million.

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 represent amounts due to Sunoco under this agreement.

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

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Three Months Ended March 31,
	2009	2008
Maintenance	$2,650	$3,322
Expansion	31,551	19,809

	$34,201	$23,131

Management continues to expect maintenance capital expenditures to be approximately $30.0 million for the year ended December 31, 2009, excluding reimbursements from Sunoco in accordance with the terms of certain agreements. Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.

Expansion capital expenditures for the three months ended March 31, 2009 were $31.6 million compared to $19.8 million for the first three months of 2008. Expansion capital for 2009 includes construction in progress in connection with the Partnership’s agreement with Motiva Enterprises LLC to construct three crude oil storage tanks at its Nederland Terminal with a combined capacity of 1.8 million shell barrels and a crude oil pipeline from Nederland to Motiva’s Port Arthur, Texas refinery. Expansion capital also includes construction of two additional crude oil storage tanks at Nederland, which are expected to be placed into service during the second half of 2009. These two crude oil storage tanks will have a total capacity of approximately 1.2 million shell barrels.

Management expects to invest approximately $100.0 million to $125.0 million in expansion capital projects in 2009, which includes the continued construction of new tankage and pipeline connections associated with the previously discussed agreement with Motiva Enterprises LLC, the continued construction of tankage at the Nederland facility and further integration of the MagTex refined product pipeline system.

The Partnership expects to fund capital expenditures, including pending and future acquisitions, from both cash provided by operations and, to the extent necessary, from the proceeds of borrowings under its credit facilities, other borrowings and the issuance of additional common units.

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

At March 31, 2009, we had $287.7 million of variable-rate borrowings under our revolving credit facilities. On January 8, 2008, we entered into an interest rate swap agreement (the “Swap”) with a notional amount of $50.0 million maturing January 2010. Under the Swap, we receive interest equivalent to the three-month LIBOR and pay a fixed rate of interest of 3.489 percent with settlements occurring quarterly. To maintain hedge accounting for the Swap, we are committed to maintaining at least $50.0 million in borrowings on the $400 million Credit Facility at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. The remaining $237.7 million bears interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a favorable impact on the $50 million in borrowings related to the Swap and a negative impact on funds borrowed in excess of the $50 million. Our weighted average variable interest rate on our variable-rate borrowings, not related to the swap, was 0.9 percent at March 31, 2009. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $2.4 million.

At March 31, 2009, we had $600.0 million of fixed-rate borrowings, which is comprised of $250.0 million of 2012 Senior Notes, $175.0 million of 2014 Senior Notes, and $175.0 million of 2016 Senior Notes. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at March 31, 2009 by approximately $22.4 million.

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

(b) As of March 31, 2009, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

(c) No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at March 31, 2009.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 24, 2009.

Item 2.	Unregistered Sales of Equity Securities and Uses of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

32.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

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

Date: May 6, 2009