Form 10-Q
period 2009-06-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2009-08-05
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 4, 2009, the number of the registrant’s Common Units outstanding was 30,981,265.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2009	2008
Revenues

Sales and other operating revenue:
Affiliates	$217,560	$756,718
Unaffiliated customers	1,065,137	2,558,703
Other income	7,774	8,783

Total Revenues	1,290,471	3,324,204

Costs and Expenses
Cost of products sold and operating expenses	1,184,794	3,240,861
Depreciation and amortization	11,508	9,830
Selling, general and administrative expenses	15,842	14,126

Total Costs and Expenses	1,212,144	3,264,817

Operating Income	78,327	59,387
Net interest with affiliates	7	523
Other interest cost and debt expense, net	12,685	8,405
Capitalized interest	(1,008)	(864)

Net Income	$66,643	$51,323

Calculation of Limited Partners’ interest in Net Income:
Net Income	$66,643	$51,323
Less: General Partner’s interest in Net Income	(12,988)	(8,919)

Limited Partners’ interest in Net Income	$53,655	$42,404

Net Income per Limited Partner unit:
Basic	$1.76	$1.48

Diluted	$1.74	$1.47

Weighted average Limited Partners’ units outstanding:
Basic	30,551,349	28,657,485

Diluted	30,756,024	28,840,262

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Six Months Ended June 30,
	2009	2008
Revenues

Sales and other operating revenue:
Affiliates	$416,404	$1,393,104
Unaffiliated customers	1,904,326	4,316,706
Other income	12,539	13,609

Total Revenues	2,333,269	5,723,419

Costs and Expenses
Cost of products sold and operating expenses	2,108,488	5,564,111
Depreciation and amortization	23,088	19,489
Selling, general and administrative expenses	32,916	29,557
Impairment charge	—	5,674

Total Costs and Expenses	2,164,492	5,618,831

Operating Income	168,777	104,588
Net interest with affiliates	59	417
Other interest cost and debt expense, net	23,627	16,981
Capitalized interest	(2,458)	(1,636)

Net Income	$147,549	$88,826

Calculation of Limited Partners’ interest in Net Income:
Net Income	$147,549	$88,826
Less: General Partner’s interest in Net Income	(25,517)	(16,461)

Limited Partners’ interest in Net Income	$122,032	$72,365

Net Income per Limited Partner unit:
Basic	$4.12	$2.53

Diluted	$4.09	$2.51

Weighted average Limited Partners’ units outstanding:
Basic	29,628,856	28,642,571

Diluted	29,829,994	28,823,146

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	December 31, 2008
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$2,000	$2,000
Advances to affiliates	9,941	2,549
Accounts receivable, affiliated companies	37,540	77,692
Accounts receivable, net	1,183,619	652,840
Inventories:
Crude oil	245,364	87,645
Refined product additives	1,923	1,670
Materials, supplies and other	841	841

Total Current Assets	1,481,228	825,237

Properties, plants and equipment	2,015,103	1,945,817
Less accumulated depreciation and amortization	(592,532)	(570,388)

Properties, plants and equipment, net	1,422,571	1,375,429

Investment in affiliates	87,741	82,882
Deferred charges and other assets	50,187	24,701

Total Assets	$3,041,727	$2,308,249

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$1,204,824	$792,674
Accrued liabilities	71,058	45,648
Accrued taxes other than income taxes	24,415	20,738

Total Current Liabilities	1,300,297	859,060

Long-term debt	860,324	747,631
Other deferred credits and liabilities	32,186	31,658
Commitments and contingent liabilities

Total Liabilities	2,192,807	1,638,349

Partners’ Capital:
Limited partners’ interest	826,435	653,289
General partner’s interest	25,682	19,741
Accumulated other comprehensive loss	(3,197)	(3,130)

Total Partners’ Capital	848,920	669,900

Total Liabilities and Partners’ Capital	$3,041,727	$2,308,249

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$147,549	$88,826
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,088	19,489
Impairment charge	—	5,674
Amortization of financing fees and bond discount	336	307
Restricted unit incentive plan expense	4,394	2,280
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	40,152	(216,905)
Accounts receivable, net	(530,779)	(776,690)
Inventories	(157,972)	(8,244)
Accounts payable and accrued liabilities	436,705	1,007,970
Accrued taxes other than income	3,677	12,530
Other	(28,335)	(1,061)

Net cash (used in) provided by operating activities	(61,185)	134,176

Cash Flows from Investing Activities:
Capital expenditures	(70,399)	(52,495)
MagTex Acquisition	—	(10,462)

Net cash used in investing activities	(70,399)	(62,957)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(81,765)	(64,694)
Net Proceeds from issuance of Limited Partner units	109,516	—
Contributions from General Partner for Limited Partner unit transactions	2,398	76
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(2,149)	(1,278)
Advances to/from affiliates, net	(7,392)	(6,174)
Borrowings under credit facility	357,973	85,000
Repayments under credit facility	(420,385)	(86,000)
Net Proceeds from issuance of long term debt	173,388	—
Contributions from affiliate	—	1,851

Net cash provided by (used in) financing activities	131,584	(71,219)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of year	2,000	2,000

Cash and cash equivalents at end of period	$2,000	$2,000

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. The Partnership expects the interim increase in quantities of inventory to significantly reduce by year end and therefore, has adjusted its interim LIFO calculation to produce a reasonable matching of most recently incurred costs with current revenues. All such adjustments are of a normal recurring nature, except for the impairment charge recognized in 2008 (Note 5). Results for the six months ended June 30, 2009 are not necessarily indicative of results for the full year 2009. Subsequent events have been evaluated through August 5, 2009, the date the condensed consolidated financial statements were issued.

For purposes of comparability, certain prior year amounts, specifically our segment reporting structure as further discussed in Note 12, have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated net income.

2.	Acquisitions

MagTex Refined Products Pipeline System Acquisition

In November 2008, the Partnership purchased a refined products pipeline system from affiliates of Exxon Mobil Corporation for approximately $185.4 million. The system consists of approximately 280 miles of refined products pipeline originating in Beaumont and Port Arthur and terminating in Hearne, Texas; approximately 200 miles of refined products pipeline originating in Beaumont and terminating in Waskom, Texas; and refined product terminal facilities located in Hearne, Hebert, Waco, Center and Waskom, Texas and Arcadia, Louisiana with active storage capacity of 0.5 million shell barrels. The purchase price has been preliminarily allocated to the assets and liabilities acquired based on their relative fair values on the acquisition date.

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

Affiliated Revenues and Accounts Receivable, Affiliated Companies

Affiliated revenues in the statements of income consist of sales of crude oil, as well as the provision of crude oil, and refined product pipeline transportation, terminalling and storage services to Sunoco. Sales of crude oil are priced using market based rates. Pipeline revenues are generally determined using posted tariffs. In 2002, the Partnership entered into a pipelines and terminals storage and throughput agreement with Sunoco R&M, under which Sunoco R&M agreed to pay the Partnership a minimum level of revenues for transporting refined products and agreed to minimum levels of storage and throughput of crude oil and liquefied petroleum gas. In February 2007, certain obligations under the pipelines and terminals storage and throughput agreement relating to throughput of refined products through the Partnership’s terminals and to the Marcus Hook Tank Farm expired. On March 1, 2007 the Partnership entered into (i) a new five year product terminal services agreement with Sunoco R&M under which Sunoco R&M may throughput refined products through the Partnership’s terminals, and (ii) a new tank farm agreement under which Sunoco R&M may throughput refined products through the Partnership’s Marcus Hook Tank Farm. These new agreements contain no minimum throughput obligations for Sunoco R&M. In May 2009, Sunoco R&M’s crude oil storage and throughput commitments at the Fort Mifflin Terminal and the Inkster Terminal expired. The Partnership is currently operating under a month-to-month agreement to provide services at these facilities and expects to finalize a new agreement during the third quarter of 2009.

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

•

the Eagle Point purchase agreements, which require Sunoco to reimburse the Partnership for certain capital improvement projects incurred regarding the assets acquired. On January 24, 2008 Sunoco and the Partnership entered into an Amended and Restated Dock and Terminal Throughput Agreement for the Eagle Point logistics assets. Pursuant to the amended agreement the Partnership is obligated to make certain capital improvements to the Eagle Point docks. The term for the parties’ obligations with respect to the docks has been extended from March 31, 2016 to December 31, 2026. The rates to be paid by Sunoco for throughput across the docks have been modified to reflect the capital improvements, and the rates escalate annually based on the Consumer Price Index. Sunoco’s throughput obligations across the docks remain unchanged. The parties’ obligations with respect to the Eagle Point terminal remain unchanged except that the throughput rates escalate annually based on the increase in the Consumer Price Index.

During the six months ended June 30, 2008, the Partnership was reimbursed $1.9 million, associated with these agreements. The Partnership did not receive a reimbursement for the six months ended June 30, 2009. The reimbursement received in 2008 was recorded by the Partnership as a capital contribution to Partners’ Capital within the condensed consolidated balance sheet at June 30, 2009.

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

In April and May 2009 the Partnership completed a public offering of 2.25 million common units. Net proceeds of approximately $109.5 million were used to reduce outstanding borrowings under the Partnership’s $400 million Credit Facility and for general partnership purposes. As a result of these offerings of common units, the general partner contributed $2.3 million to the Partnership to maintain its 2.0 percent general partner interest.

4.	Net Income Per Unit Data

On January 1, 2009 the Partnership adopted Emerging Issues Task Force No. 07-4 Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 requires incentive distribution rights (“IDRs”) in a master limited partnership to be treated as participating securities for the purpose of computing earnings per unit. EITF 07-4 also requires that when earnings differ from cash distributions, undistributed or over distributed earnings are to be allocated to the IDR holders, the general partner, and limited partners based on the contractual terms of the partnership agreement. Previously, earnings per unit was calculated as if all earnings for the period had been distributed, which resulted in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where earnings exceeded the actual distribution. As a result of adopting EITF 07-4, the Partnership’s net income per unit on both a basic and diluted basis increased $0.27 and $0.34 for the three and six months ended June 30, 2008, respectively. Basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest and incentive distribution rights, by the weighted-average number of limited partner common units outstanding during the period. For comparative purposes, prior year net income per unit data has been adjusted accordingly.

The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 11). The general partner was allocated net income of $13.0 million (representing 19.5 percent of total net income for the period) and $8.9 million (representing 17.4 percent of total net income for the period) for the three months ended June 30, 2009 and 2008, respectively, and $25.5 million (representing 17.3 percent of total net income for the period) and $16.5 million (representing 18.5 percent of total net income for the period) for the six months ended June 30, 2009 and 2008, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of limited partner units outstanding – basic	30,551,349	28,657,485	29,628,856	28,642,571
Add effect of dilutive unit incentive awards	204,675	182,777	201,138	180,575

Weighted average number of limited partner units – diluted	30,756,024	28,840,262	29,829,994	28,823,146

5.	Impairment Charge

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

The Partnership’s ownership percentages in corporate joint ventures as of June 30, 2009 and December 31, 2008 were as follows:

Partnership Ownership Percentage
Explorer Pipeline Company	9.4%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
Wolverine Pipe Line Company	31.5%
West Texas Gulf Pipe Line Company	43.8%
Mid-Valley Pipeline Company(1)	55.3%

(1)	The Partnership’s interest in the Mid-Valley Pipeline Company includes 50 percent voting rights.

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and six months ended June 30, 2009 and 2008 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income Statement Data:
Total revenues	$113,847	$123,870	$225,265	$232,173
Net income	$29,393	$30,741	$58,306	$56,152

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of June 30, 2009 and December 31, 2008 (in thousands of dollars):

	June 30, 2009	December 31, 2008
Balance Sheet Data:
Current assets	$137,586	$115,097
Non-current assets	$679,828	$682,453
Current liabilities	$116,823	$123,423
Non-current liabilities	$581,209	$591,101
Net equity	$119,382	$83,026

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at June 30, 2009 include an excess investment amount of approximately $53.3 million, net of accumulated amortization of $4.2 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

7.	Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	June 30, 2009	December 31, 2008
$400 million Credit Facility – due November 2012	$229,723	$323,385
$100 million Credit Facility – due May 2009	—	—
$62.5 million Credit Facility – due September 2011	31,250	—
Senior Notes – 7.25%, due February 15, 2012	250,000	250,000
Senior Notes – 6.125%, due May 15, 2016	175,000	175,000
Senior Notes – 8.75%, due February 15, 2014	175,000	—
Less unamortized bond discount	(649)	(754)

	$860,324	$747,631

8.75% Senior Notes

In February 2009, the Operating Partnership issued $175 million of 8.75 percent Senior Notes, due February 15, 2014 (“2014 Senior Notes”). The 2014 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2014 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds of $173.4 million from the 2014 Senior Notes, were used to repay outstanding borrowings under the Operating Partnership’s $400 million Credit Facility.

$400 Million Credit Facility

The Operating Partnership has a five-year $400 million revolving credit facility (“$400 million Credit Facility”) with a syndicate of 10 participating financial institutions. The $400 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The $400 million Credit Facility matures in November 2012 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin. The $400 million Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $400 million Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of June 30, 2009. As of June 30, 2009 there were $229.7 million of outstanding borrowings under the $400 million Credit Facility.

$100 Million Credit Facility

In anticipation of the MagTex Acquisition, the Operating Partnership, entered into a $100 million 364-day revolving credit facility (“$100 million Credit Facility”) on May 28, 2008. During the second quarter of 2009 the $100 million Credit Facility expired and was not renewed by the Partnership.

$62.5 Million Credit Facility

On March 13, 2009, the Operating Partnership entered into a $62.5 million revolving credit facility (“$62.5 million Credit Facility”) with a syndicate of 2 participating financial institutions. The $62.5 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The $62.5 million Credit Facility matures in September 2011 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin or (c) LIBOR plus 1.0 percent plus an applicable margin. The $62.5 million Credit Facility contains various covenants similar to the $400 million credit facility and limits the Operating Partnership, on a rolling four-quarter basis, to a maximum debt to EBITDA ratio of 4.0 to 1, which can generally be increased to 4.5 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of June 30, 2009. As of June 30, 2009 there were $31.3 million of outstanding borrowings under the $62.5 million Credit Facility.

Interest Rate Swap

The Partnership uses interest rate swaps, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its credit facility. The Partnership does not use derivatives for trading or speculative purposes. While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Partnership minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings. The Partnership accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value. SFAS 133 also requires that changes in the fair value be recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative has been designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Interest rate swaps are designated as cash flow hedges. Changes in the fair value of a cash flow hedge, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of Partners’ capital, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

In January 2008, the Partnership entered into a $50.0 million floating to fixed interest rate swap agreement (the “Swap”), maturing January 2010. Under the Swap, the Partnership receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 3.489 percent with settlements occurring quarterly. The objective of the hedge is to eliminate the variability of cash flows in interest payments for $50.0 million of floating rate debt. To maintain hedge accounting for the Swap, the Partnership is committed to maintaining at least $50.0 million in borrowings at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. The Swap’s fair value was an accrued liability of $0.8 million as of June 30, 2009, and the corresponding change in fair value is included in accumulated other comprehensive loss, a component of Partners’ equity.

8.	Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At June 30, 2009 and December 31, 2008, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $3.1 million and $3.6 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $1.8 million and $0.3 million for the three month periods ended June 30, 2009 and 2008, respectively, and $2.5 million and $0.5 million for the six month periods ended June 30, 2009 and 2008, respectively.

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

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership and its predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at June 30, 2009. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at June 30, 2009. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at June 30, 2009.

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

The Partnership’s current assets (other than inventories) and current liabilities are financial instruments. The estimated fair value of these financial instruments approximates their carrying amounts. The estimated fair value of the $261.0 million and $323.4 million of borrowings under the Partnership’s Credit Facilities at June 30, 2009 and December 31, 2008 approximate their carrying amounts as these borrowings bear interest based upon short-term interest rates. The estimated fair value of the 2012, 2014 and 2016 Senior Notes at June 30, 2009 and December 31, 2008 was $638.1 million and $416.2 million, respectively, compared to the carrying amount of $600.0 million and $425.0 million at June 30, 2009 and December 31, 2008. The 2012, 2014 and 2016 Senior Notes, which are publicly traded, were valued based upon quoted market prices.

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

The Partnership awarded 84,126 and 53,780 units under the LTIP, net of estimated forfeitures, and recognized share-based compensation expense of $4.4 million and $3.4 million for the six month periods ended June 30, 2009 and 2008, respectively. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of Partners’ Capital when earned.

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

Distributions paid by the Partnership for the period from January 1, 2008 through June 30, 2009 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 14, 2008	$0.8700	$24.9	$6.7
May 15, 2008	$0.8950	$25.6	$7.5
August 14, 2008	$0.9350	$26.8	$8.6
November 14, 2008	$0.9650	$27.6	$9.5
February 13, 2009	$0.9900	$28.4	$10.2
May 15, 2009	$1.0150	$31.4	$11.8

On July 21, 2009, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $1.04 per common partnership unit ($4.16 annualized), representing the distribution for the second quarter 2009. The $44.8 million distribution, including $12.6 million to the general partner, will be paid on August 14, 2009 to unitholders of record at the close of business on August 7, 2009.

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

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended June 30, 2009 and 2008, respectively (in thousands of dollars). During the three month period ending June 30, 2009, the Partnership recognized $6.8 million of crude pipeline fees relating to the resolution of certain tariff adjustments from prior years. The amount is not considered material to the current or any prior year results.

	Three Months Ended June 30,
	2009	2008
Segment Operating Income

Refined Products Pipeline System:
Sales and other operating revenue:
Affiliates	$18,410	$17,849
Unaffiliated customers	12,806	5,759
Other income	3,030	2,971

Total Revenues	34,426	26,579

Operating expenses	15,349	10,882
Depreciation and amortization	3,182	2,242
Selling, general and administrative expenses	5,145	4,866

Total Costs and Expenses	23,676	17,990

Operating Income	$10,570	$8,589

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$23,977	$24,966
Unaffiliated customers	22,927	14,306
Other income	1,391	825

Total Revenues	48,295	40,097

Cost of products sold and operating expenses	17,613	13,913
Depreciation and amortization	4,613	4,056
Selling, general and administrative expenses	4,878	4,218

Total Costs and Expenses	27,104	22,187

Operating Income	$21,191	$17,910

Crude Oil Pipeline System:
Sales and other operating revenue:
Affiliates	$175,173	$713,903
Unaffiliated customers	1,029,404	2,538,638
Other income	3,353	4,987

Total Revenues	1,207,930	3,257,528

Cost of products sold and operating expenses	1,151,832	3,216,066
Depreciation and amortization	3,713	3,532
Selling, general and administrative expenses	5,819	5,042

Total Costs and Expenses	1,161,364	3,224,640

Operating Income	$46,566	$32,888

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Refined Products Pipeline System	$10,570	$8,589
Terminal Facilities	21,191	17,910
Crude Oil Pipeline System	46,566	32,888

Total segment operating income	78,327	59,387
Net interest expense	11,684	8,064

Net Income	$66,643	$51,323

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the six months ended June 30, 2009 and 2008, respectively (in thousands of dollars). During the six month period ending June 30, 2009, the Partnership recognized $6.8 million of crude pipeline fees relating to the resolution of certain tariff adjustments from prior years. The amount is not considered material to the current or any prior year results.

	Six Months Ended June 30,
	2009	2008
Segment Operating Income

Refined Products Pipeline System:
Sales and other operating revenue:
Affiliates	$37,226	$35,769
Unaffiliated customers	25,390	12,124
Other income	5,347	4,250

Total Revenues	67,963	52,143

Operating expenses	29,322	22,506
Depreciation and amortization	6,392	4,434
Selling, general and administrative expenses	11,087	9,936

Total Costs and Expenses	46,801	36,876

Operating Income	$21,162	$15,267

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$47,194	$49,676
Unaffiliated customers	45,997	28,980
Other income	1,392	825

Total Revenues	94,583	79,481

Cost of products sold and operating expenses	32,724	27,601
Depreciation and amortization	9,338	7,993
Selling, general and administrative expenses	10,086	9,093
Impairment charge	—	5,674

Total Costs and Expenses	52,148	50,361

Operating Income	$42,435	$29,120

Crude Oil Pipeline System:
Sales and other operating revenue:
Affiliates	$331,984	$1,307,659
Unaffiliated customers	1,832,939	4,275,602
Other income	5,800	8,534

Total Revenues	2,170,723	5,591,795

Cost of products sold and operating expenses	2,046,442	5,514,004
Depreciation and amortization	7,358	7,062
Selling, general and administrative expenses	11,743	10,528

Total Costs and Expenses	2,065,543	5,531,594

Operating Income	$105,180	$60,201

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Refined Products Pipeline System	$21,162	$15,267
Terminal Facilities	42,435	29,120
Crude Oil Pipeline System	105,180	60,201

Total segment operating income	168,777	104,588
Net interest expense	21,228	15,762

Net Income	$147,549	$88,826

The following table provides the identifiable assets for each segment as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Refined Products Pipeline System	$502,491	$498,098
Terminal Facilities	525,561	484,349
Crude Oil Pipeline System	1,978,433	1,301,948
Corporate and other	35,242	23,854

Total identifiable assets	$3,041,727	$2,308,249

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

13.	Subsequent Events

On July 29, 2009, Sunoco Partners Marketing & Terminals L.P., a subsidiary of the Partnership, entered into a definitive agreement with R.K.A. Petroleum LLC to acquire a refined products terminal located in Romulus, Michigan for $18.0 million. The terminal has storage capacity of approximately 350,000 shell barrels and services the Detroit metropolitan area. The transaction is subject to the necessary regulatory filings and approvals and certain closing conditions and is expected to be completed during the third quarter.

14.	Supplemental Condensed Consolidating Financial Information

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

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$248,047	$(30,487)	$217,560
Unaffiliated customers	—	—	1,065,137	—	1,065,137
Equity in earnings of subsidiaries	97,122	107,981	11	(205,114)	—
Other income	—	—	7,774	—	7,774

Total Revenues	97,122	107,981	1,320,969	(235,601)	1,290,471

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,184,794	—	1,184,794
Depreciation and amortization	—	—	11,508	—	11,508
Selling, general and administrative expenses	—	—	15,842	—	15,842
Impairment Charge	—	—	—	—	—

Total Costs and Expenses	—	—	1,212,144	—	1,212,144

Operating Income	97,122	107,981	108,825	(235,601)	78,327
Net interest with affiliates	—	(818)	825	—	7
Other interest cost and debt expenses, net	—	12,685	—	—	12,685
Capitalized interest	—	(1,008)	—	—	(1,008)

Net Income	$97,122	$97,122	$108,000	$(235,601)	$66,643

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$756,718	$—	$756,718
Unaffiliated customers	—	—	2,558,703	—	2,558,703
Equity in earnings of subsidiaries	51,321	58,560	6	(109,887)	—
Other income	—	—	8,783	—	8,783

Total Revenues	51,321	58,560	3,324,210	(109,887)	3,324,204

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,240,861	—	3,240,861
Depreciation and amortization	—	—	9,830	—	9,830
Selling, general and administrative expenses	—	—	14,126	—	14,126

Total Costs and Expenses	—	—	3,264,817	—	3,264,817

Operating Income	51,321	58,560	59,393	(109,887)	59,387
Net interest with affiliates	—	(302)	825	—	523
Other interest cost and debt expenses, net	—	8,405	—	—	8,405
Capitalized interest	—	(864)	—	—	(864)

Net Income	$51,321	$51,321	$58,568	$(109,887)	$51,323

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$475,443	$(59,039)	$416,404
Unaffiliated customers	—	—	1,904,326	—	1,904,326
Equity in earnings of subsidiaries	206,570	226,148	23	(432,741)	—
Other income	—	—	12,539	—	12,539

Total Revenues	206,570	226,148	2,392,331	(491,780)	2,333,269

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,108,488	—	2,108,488
Depreciation and amortization	—	—	23,088	—	23,088
Selling, general and administrative expenses	—	—	32,916	—	32,916
Impairment Charge	—	—	—	—	—

Total Costs and Expenses	—	—	2,164,492	—	2,164,492

Operating Income	206,570	226,148	227,839	(491,780)	168,777

Net interest with affiliates	—	(1,591)	1,650	—	59

Other interest cost and debt expenses, net	—	23,627	—	—	23,627
Capitalized interest	—	(2,458)	—	—	(2,458)

Net Income	$206,570	$206,570	$226,189	$(491,780)	$147,549

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,393,104	$—	$1,393,104
Unaffiliated customers	—	—	4,316,706	—	4,316,706
Equity in earnings of subsidiaries	88,825	102,937	10	(191,772)	—
Other income	—	—	13,609	—	13,609

Total Revenues	88,825	102,937	5,723,429	(191,772)	5,723,419

Costs and Expenses
Cost of products sold and operating expenses	—	—	5,564,111	—	5,564,111
Depreciation and amortization	—	—	19,489	—	19,489
Selling, general and administrative expenses	—	—	29,557	—	29,557
Impairment Charge	—	—	5,674	—	5,674

Total Costs and Expenses	—	—	5,618,831	—	5,618,831

Operating Income	88,825	102,937	104,598	(191,772)	104,588
Net interest with affiliates	—	(1,233)	1,650	—	417
Other interest cost and debt expenses, net	—	16,981	—	—	16,981
Capitalized interest	—	(1,636)	—	—	(1,636)

Net Income	$88,825	$88,825	$102,948	$(191,772)	$88,826

Condensed Consolidating Balance Sheet

June 30, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to Affiliates	20,075	48,000	(58,134)	—	9,941
Accounts receivable, affiliated companies	—	—	37,540	—	37,540
Accounts receivable, net	—	—	1,183,619	—	1,183,619
Inventories
Crude oil	—	—	245,364	—	245,364
Refined product	—	—	1,923	—	1,923
Materials, supplies and other	—	—	841	—	841

Total Current Assets	20,075	50,000	1,411,153	—	1,481,228

Properties, plants and equipment, net	—	—	1,422,571	—	1,422,571
Investment in affiliates	683,013	1,524,610	87,904	(2,207,786)	87,741
Deferred charges and other assets	—	4,623	45,564	—	50,187

Total Assets	$703,088	$1,579,233	$2,967,192	$(2,207,786)	$3,041,727

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$1,204,824	$—	$1,204,824
Accrued liabilities	980	6,089	63,989	—	71,058
Accrued taxes	—	—	24,415	—	24,415

Total Current Liabilities	980	6,089	1,293,228	—	1,300,297

Long-term debt	—	860,323	—	—	860,324
Other deferred credits and liabilities	—	—	32,187	—	32,186

Total Liabilities	980	866,412	1,325,415	—	2,192,807

Total Partners’ Capital	702,108	712,821	1,641,777	(2,207,786)	848,920

Total Liabilities and Partners’ Capital	$703,088	$1,579,233	$2,967,192	$(2,207,786)	$3,041,727

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Balance Sheet

December 31, 2008

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliates	(161)	48,000	(45,290)	—	2,549
Accounts receivable, affiliated companies	—	—	77,692	—	77,692
Accounts receivable, net	—	—	652,840	—	652,840
Inventories
Crude oil	—	—	87,645	—	87,645
Refined product	—	—	1,670	—	1,670
Materials, supplies and other	—	—	841	—	841

Total Current Assets	(161)	50,000	775,398	—	825,237

Properties, plants and equipment, net	—	—	1,375,429	—	1,375,429
Investment in affiliates	670,672	1,415,691	83,012	(2,086,493)	82,882
Deferred charges and other assets	—	2,566	22,135	—	24,701

Total Assets	$670,511	$1,468,257	$2,255,974	$(2,086,493)	$2,308,249

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$792,674	$—	$792,674
Accrued liabilities	980	2,034	42,634	—	45,648
Accrued taxes	—	—	20,738	—	20,738

Total Current Liabilities	980	2,034	856,046	—	859,060

Long-term debt	—	747,631	—	—	747,631
Other deferred credits and liabilities	—	—	31,658	—	31,658

Total Liabilities	980	749,665	887,704	—	1,638,349

Total Partners’ Capital	669,531	718,592	1,368,270	(2,086,493)	669,900

Total Liabilities and Partners’ Capital	$670,511	$1,468,257	$2,255,974	$(2,086,493)	$2,308,249

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$206,570	$208,568	$15,457	$(491,780)	$(61,185)

Cash Flows from Investing Activities:
Capital expenditures	—	—	(70,399)	—	(70,399)
Intercompany	(216,483)	(319,544)	44,247	491,780	—

	(216,483)	(319,544)	(26,152)	491,780	(70,399)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(81,765)	—	—	—	(81,765)
Net proceeds from issuance of Limited Partner units	109,516				109,516
Contribution from General Partner for Limited Partner unit transactions	2,398	—	—	—	2,398
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,149)	—	(2,149)
Advances to affiliates, net	(20,236)	—	12,844	—	(7,392)
Borrowings under credit facility	—	357,973	—	—	357,973
Repayments under credit facility	—	(420,385)	—	—	(420,385)
Net proceeds from issuance of senior notes	—	173,388	—	—	173,388

	9,913	110,976	10,695	—	131,584

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2,000	—	—	2,000

Cash and cash equivalents at end of period	$—	$2,000	$—	$—	$2,000

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$88,826	$87,749	$149,373	$(191,772)	$134,176

Cash Flows from Investing Activities:
Capital expenditures	—	—	(52,495)	—	(52,495)
MagTex Acquisition	—	—	(10,462)	—	(10,462)
Intercompany	(6,939)	(84,749)	(100,084)	191,772	—

	(6,939)	(84,749)	(163,041)	191,772	(62,957)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(64,694)	—	—	—	(64,694)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(1,278)	—	(1,278)
Contribution from General Partner for Limited Partner unit transactions	76	—	—	—	76
Advances to affiliates, net	(17,269)	(2,000)	13,095	—	(6,174)
Borrowings under credit facility	—	85,000	—	—	85,000
Repayments under credit facility	—	(86,000)	—	—	(86,000)
Contributions from affiliate	—	—	1,851	—	1,851

	(81,887)	(3,000)	13,668	—	(71,219)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2,000	—	—	2,000

Cash and cash equivalents at end of period	$—	$2,000	$—	$—	$2,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended June 30, 2009 and 2008

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,
	2009	2008
Refined Products Pipeline System:(1)(2)(3)
Total shipments (barrel miles per day)(4)	58,066,789	43,138,696
Revenue per barrel mile (cents)	0.591	0.601
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	463,611	428,704
Nederland terminal	646,368	526,350
Refinery terminals(5)	599,503	622,011
Crude Oil Pipeline System: (1)(2)
Crude oil pipeline throughput (bpd)	670,133	694,124
Crude oil purchases at wellhead (bpd)	181,496	177,414
Gross margin per barrel of pipeline throughput (cents)(6)	80.4	51.2

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.
(2)	Effective January 1, 2009 the Partnership realigned its operating segments. Prior period amounts have been recast to reflect the current operating segments.
(3)	Includes results of the Partnership’s purchase of the MagTex refined products pipeline and terminals system from the acquisition date.
(4)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(5)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.
(6)	Represents total segment sales minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $66.6 million for the second quarter 2009 as compared with $51.3 million for the second quarter 2008, an increase of $15.3 million. This increase was due mainly to operating income improvements driven by significantly higher lease acquisition results, increased crude oil pipeline and storage revenues and results from the November 2008 acquisition of the MagTex refined products and terminals system.

Net interest expense increased $3.6 million to $11.7 million for the second quarter 2009 due primarily to higher borrowings associated with the $185.4 million MagTex acquisition, organic growth initiatives, and increased contango inventory positions.

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

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System increased $2.0 million to $10.6 million for the second quarter ended June 30, 2009 compared to the prior year’s quarter. Sales and other operating revenue increased by $7.6 million to $31.2 million due primarily to results from the Partnership’s acquisition of the MagTex refined products pipeline and terminals system in November 2008, and increased pipeline fees. Operating expenses increased $4.5 million to $15.3 million for the second quarter 2009 due primarily to the MagTex acquisition and a reduction in refined product operating gains. Depreciation and amortization expense increased for the three months ended June 30, 2009 primarily due to the MagTex acquisition.

Terminal Facilities

Operating income for the Terminal Facilities segment increased $3.3 million to $21.2 million for the second quarter ended June 30, 2009 compared to the prior year’s quarter. Sales and other operating revenues for the second quarter of 2009 increased $7.6 million to $46.9 million due primarily to increased throughput, higher fees and additional tankage at the Nederland terminal facility, as well as results from the MagTex acquisition. Other income increased $0.6 million from the prior year’s second quarter as a result of an insurance recovery associated with the Partnership’s refinery terminals. Cost of products sold and operating expenses increased $3.7 million for the second quarter of 2009 to $17.6 million due primarily to increased costs associated with the MagTex acquisition and lower operating gains. Depreciation and amortization expense increased $0.6 million to $4.6 million for the second quarter of 2009 due to the MagTex acquisition and increased tankage at the Nederland facility. Selling, general and administrative expenses increased to $4.9 million compared to $4.2 million in the prior year period due to increased employee costs, along with an insurance recovery recorded in the second quarter of 2008.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline System increased $13.7 million to $46.6 million for the second quarter of 2009 compared to the prior year’s quarter due primarily to significantly higher lease acquisition results and optimization of crude oil storage capabilities as the crude oil markets remained in contango during the second quarter of 2009. Increased pipeline fees associated with the resolution of a $6.8 million prior year tariff adjustment also contributed to the improved operating performance during the second quarter of 2009. Other income decreased $1.6 million compared to the prior year’s quarter due primarily to reduced equity income from the Partnership’s joint venture interests and an insurance gain recognized during the second quarter of 2008.

Lower crude oil prices were a key driver of the decrease in total revenue and cost of products sold and operating expenses from the prior year’s quarter. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma decreased to $59.61 per barrel for the second quarter of 2009 from $124.00 per barrel for the second quarter of 2008.

Results of Operations – Six Months Ended June 30, 2009 and 2008

Sunoco Logistics Partners L.P.

Operating Highlights

Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
Refined Products Pipeline System:(1)(2)(3)
Total shipments (barrel miles per day)(4)	58,805,197	44,310,512
Revenue per barrel mile (cents)	0.586	0.594
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	461,831	423,662
Nederland terminal	649,501	539,702
Refinery terminals(5)	591,179	648,604
Crude Oil Pipeline System: (1)(2)
Crude oil pipeline throughput (bpd)	667,156	684,808
Crude oil purchases at wellhead (bpd)	186,302	174,436
Gross margin per barrel of pipeline throughput (cents)(6)	92.0	49.8

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.
(2)	Effective January 1, 2009 the Partnership realigned its operating segments. Prior period amounts have been recast to reflect the current operating segments.
(3)	Includes results of the Partnership’s purchase of the MagTex refined products pipeline and terminals system from the acquisition date.
(4)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(5)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.
(6)	Represents total segment sales minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $147.5 million for the six month period ended June 30, 2009 as compared with $88.8 million for the comparable period in 2008. The increase was the result of significant improvements in the lease acquisition business, contribution from the MagTex acquisition and increased crude oil pipeline and storage revenues.

Net interest expense increased $5.5 million to $21.2 million for the first six months of 2009 due primarily to higher borrowings associated with the $185.4 million MagTex acquisition, organic growth initiatives, and increased contango inventory positions.

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

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System increased $5.9 million to $21.2 million for the first six months of 2009 from $15.3 million for the first six months of 2008. Sales and other operating revenue increased from $47.9 million for the prior year’s period to $62.6 million for the six months ended June 2009 due primarily to the MagTex acquisition and increased pipeline fees. Other income increased by $1.1 million to $5.3 million for the first six months of 2009 as a result of an increase in equity income associated with the Partnership’s joint venture interests. Operating expenses increased by $6.8 million to $29.3 million for the first six months of 2009 due primarily to the MagTex acquisition and a reduction in refined product operating gains. Depreciation and amortization expense increased by $2.0 million to $6.4 million for the first six months of 2009 due primarily to the MagTex acquisition. Selling, general and administrative expenses increased by $1.2 million to $11.1 million for the first six months of 2009 due to increased incentive compensation expense and general employee cots.

Terminal Facilities

Operating income for the Terminal Facilities segment increased $13.3 million to $42.4 million for the first six months of 2009 from $29.1 million for the first six months of 2008. Sales and other operating revenue increased $14.5 million to $93.2 million in the first half of 2009 due primarily to increased throughput, higher fees and additional tankage at the Nederland terminal facility, along with the MagTex acquisition. Other income increased $0.6 million from the first six months of 2009 as a result of the insurance recovery discussed above. Cost of goods sold and operating expenses increased by $5.1 million to $32.7 million for the six months ended June 2009 due primarily to the MagTex acquisition and lower operating gains. Depreciation and amortization expense increased to $9.3 million for the six months ended June 2009 due to the MagTex acquisition and increased tankage at the Nederland facility. During the first six months of 2008, a $5.7 million non-cash impairment charge was recognized related to the Partnership’s decision to discontinue efforts to expand LPG storage capacity at its Inkster, Michigan facility. Selling, general and administrative expenses increased by $1.0 million to $10.1 million for the six months ended June 30, 2009 due to increased incentive compensation expense, general employee costs and an insurance recovery recorded in second quarter of 2008.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline System increased $45.0 million to $105.2 million for the first six months of 2009 from $60.2 million for the first six months of 2008 due primarily to significantly higher lease acquisition results and higher pipeline fees described above. Other income decreased $2.7 million to $5.8 million for the first six months of 2009 due primarily to decreased equity income associated with the Partnership’s joint venture interests and an insurance gain recognized during the second quarter of 2008. Selling, general and administrative expenses increased to $11.7 million for the first six months of 2009 compared to $10.5 million in the prior year period due to increased incentive compensation expense, along with general employee and legal costs.

Lower crude oil prices were a key driver of the decrease in total revenue and cost of products sold and operating expenses from the prior year’s quarter. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma decreased to $51.46 per barrel for the first six months of 2009 from $110.98 per barrel for the first six months of 2008.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the $400 million Credit Facility and the $62.5 million Credit Facility are the Partnership’s primary sources of liquidity. At June 30, 2009, the Partnership had available borrowing capacity under the credit facilities of $196.5 million. The Partnership’s working capital position reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $382.8 million at June 30, 2009.

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

In April and May 2009, the Partnership completed a public offering of 2.25 million common units. Net proceeds of $109.5 million were used to reduce outstanding borrowings under the Partnership’s $400 million revolving credit facility and for general partnership purposes. In connection with these offerings, the general partner contributed $2.3 million to the Partnership to maintain its 2.0 percent general partner interest.

Capital Resources

The Partnership periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.

$400 Million Credit Facility

The Operating Partnership has a five-year $400 million Credit Facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012. At December 31, 2008, there was $323.4 million outstanding under the credit facility. During the first six months of 2009, the Partnership had net repayments of $93.7 million resulting in an outstanding balance of $229.7 million at June 30, 2009.

The $400 million Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin.

The $400 million Credit Facility contains various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, f) or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $400 million Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of June 30, 2009. The Partnership’s ratio of total debt to EBITDA was 2.3 to 1 at June 30, 2009.

In September 2008, Lehman Brothers, one of the participating banks with a commitment under the facility amounting to $5 million, declared bankruptcy and its loan commitment is no longer in effect.

$100 Million Credit Facility

In anticipation of the MagTex Acquisition, the Operating Partnership, entered into a $100 million 364-day revolving credit facility (“$100 million Credit Facility”) on May 28, 2008. During the second quarter of 2009 the $100 million Credit Facility expired and was not renewed by the Partnership.

$62.5 Million Credit Facility

On March 13, 2009, the Operating Partnership entered into a $62.5 million revolving credit facility (“$62.5 million Credit Facility”) with a syndicate of 2 participating financial institutions. The $62.5 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The $62.5 million Credit Facility matures in September 2011 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin or (c) LIBOR plus 1.0 percent plus an applicable margin. The $62.5 million Credit Facility contains various covenants similar to the $400 million credit facility and also requires the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.0 to 1, which can generally be increased to 4.5 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of June 30, 2009. As of June 30, 2009, the Partnership had outstanding borrowings of $31.3 million under the $62.5 million credit facility. As noted above, the Partnership’s ratio of total debt to EBITDA was 2.3 to 1 at June 30, 2009.

Equity Offering

As noted above, the Partnership completed a public offering of 2.25 million common units during the second quarter. Net proceeds of $109.5 million were used to reduce outstanding borrowings under the Partnership’s $400 million revolving credit facility and for general partnership purposes. In connection with these offerings, the general partner contributed $2.3 million to the Partnership to maintain its 2.0 percent general partner interest.

Cash Flows and Capital Expenditures

Net cash used in operating activities for the six months ended June 30, 2009 was $61.2 million compared with $134.2 million of net cash provided by operating activities for the first six months of 2008. The net cash used in operating activities in 2009 related to a $208.2 million increase in working capital, partially offset by net income of $147.5 million and depreciation and amortization of $23.1 million. The increase in working capital was the result of increases in accounts receivable and contango inventory positions partially offset by an increase in accounts payable. Net cash provided by operating activities for the first six months of 2008 was primarily the result of net income of $88.8 million, depreciation and amortization of $19.5 million, the $5.7 million impairment charge, and an $18.7 million decrease in working capital. The decrease in working capital was the result of an increase in both accounts payable and accounts receivable activity driven primarily by commodity prices.

Net cash used in investing activities for the six months of 2009 was $70.4 million compared with $63.0 million for the first six months of 2008.

Net cash provided by financing activities for the first six months of 2009 was $131.6 million compared with $71.2 million net cash used in financing activities for the first six months of 2008. Net cash provided by financing activities for the first six months of 2009 resulted from $173.4 million issuance of senior notes and $109.5 million public offering completed in April and May of 2009. The net proceeds from these sources were partially offset by $62.4 million net repayment of the Partnership’s credit facilities, and $81.8 million in distributions paid to limited partners and the general partner. Net cash provided by financing activities was utilized to finance operating and investing activities, including contango inventory positions. Net cash used in financing activities for the first six months of 2008 resulted from $64.7 million in distributions paid to limited partners and the general partner and an increase in advances to affiliates of $6.2 million.

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 represent amounts due from Sunoco under this agreement.

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

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Six Months Ended June 30,
	2009	2008
Maintenance	$9,022	$7,771
Expansion	61,377	44,724

	$70,399	$52,495

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

Expansion capital expenditures for the six months ended June 30, 2009 were $61.4 million compared to $44.7 million for the first six months of 2008. Expansion capital for 2009 includes construction in progress, pursuant to the Partnership’s agreement with Motiva Enterprises LLC to construct three crude oil storage tanks at its Nederland Terminal with a combined capacity of 1.8 million shell barrels and a crude oil pipeline from Nederland to Motiva’s Port Arthur, Texas refinery. Expansion capital also includes refined products terminal optimization and construction of two additional crude oil storage tanks at Nederland, which are expected to be placed into service during the second half of 2009. These two crude oil storage tanks will have a total capacity of approximately 1.2 million shell barrels.

Management expects to invest approximately $125.0 million to $150.0 million in expansion capital projects in 2009, which includes the continued construction of new tankage and pipeline connections associated with the previously discussed agreement with Motiva Enterprises LLC, the continued construction of tankage at the Nederland facility and further integration of the MagTex refined product pipeline system.

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

At June 30, 2009, we had $261.0 million of variable-rate borrowings under our revolving credit facilities. On January 8, 2008, we entered into an interest rate swap agreement (the “Swap”) with a notional amount of $50.0 million maturing January 2010. Under the Swap, we receive interest equivalent to the three-month LIBOR and pay a fixed rate of interest of 3.489 percent with settlements occurring quarterly. To maintain hedge accounting for the Swap, we are committed to maintaining at least $50.0 million in borrowings on the $400 million Credit Facility at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. The remaining $211.0 million bears interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a favorable impact on the $50 million in borrowings related to the Swap and a negative impact on funds borrowed in excess of the $50 million. Our weighted average variable interest rate on our variable-rate borrowings, not related to the swap, was 1.0 percent at June 30, 2009. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $2.1 million.

At June 30, 2009, we had $600.0 million of fixed-rate borrowings, which is comprised of $250.0 million of 2012 Senior Notes, $175.0 million of 2014 Senior Notes, and $175.0 million of 2016 Senior Notes. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at June 30, 2009 by approximately $24.2 million.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil, refined petroleum products and natural gas liquids that impact demand for the Partnership’s pipeline, terminalling and storage services;

•	Changes in the demand for crude oil we both buy and sell;

•	Unanticipated changes in crude oil market structure and volatility (or lack thereof);

•	The loss of Sunoco R&M as a customer or a significant reduction in its current level of throughput and storage with the Partnership;

•	An increase in the competition encountered by the Partnership’s petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which the Partnership has an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which the Partnership is subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations concerning required composition of refined petroleum products that result in changes in throughput volumes, pipeline tariffs and/or terminalling and storage fees;

•	Improvements in energy efficiency and technology resulting in reduced demand for petroleum products;

•	The Partnership’s ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

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

(b) As of June 30, 2009, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

(c) No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at June 30, 2009.

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

Date: August 5, 2009