Form 10-Q
period 2009-09-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2009-11-04
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At November 4, 2009, the number of the registrant’s Common Units outstanding was 30,981,265.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Three Months Ended September 30,
	2009	2008
Revenues
Sales and other operating revenue:
Affiliates	$114,905	$760,551
Unaffiliated customers	1,305,159	2,068,956
Other income	8,759	6,245

Total Revenues	1,428,823	2,835,752

Costs and Expenses
Cost of products sold and operating expenses	1,342,002	2,752,609
Depreciation and amortization	12,240	10,010
Selling, general and administrative expenses	14,700	15,270

Total Costs and Expenses	1,368,942	2,777,889

Operating Income	59,881	57,863
Net interest with affiliates	21	(1)
Other interest cost and debt expense, net	12,571	8,507
Capitalized interest	(1,171)	(977)

Net Income	$48,460	$50,334

Calculation of Limited Partners’ interest in Net Income:
Net Income	$48,460	$50,334
Less: General Partner’s interest in Net Income	(13,368)	(9,724)

Limited Partners’ interest in Net Income	$35,092	$40,610

Net Income per Limited Partner unit:
Basic	$1.13	$1.42

Diluted	$1.13	$1.41

Weighted average Limited Partners’ units outstanding:
Basic	30,981,265	28,657,485

Diluted	31,190,187	28,845,559

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Nine Months Ended September 30,
	2009	2008
Revenues
Sales and other operating revenue:
Affiliates	$531,309	$2,153,655
Unaffiliated customers	3,209,485	6,385,662
Other income	21,298	19,854

Total Revenues	3,762,092	8,559,171

Costs and Expenses
Cost of products sold and operating expenses	3,450,490	8,316,720
Depreciation and amortization	35,328	29,499
Selling, general and administrative expenses	47,616	44,827
Impairment charge	—	5,674

Total Costs and Expenses	3,533,434	8,396,720

Operating Income	228,658	162,451
Net interest with affiliates	80	416
Other interest cost and debt expense, net	36,198	25,488
Capitalized interest	(3,629)	(2,613)

Net Income	$196,009	$139,160

Calculation of Limited Partners’ interest in Net Income:
Net Income	$196,009	$139,160
Less: General Partner’s interest in Net Income	(38,885)	(26,185)

Limited Partners’ interest in Net Income	$157,124	$112,975

Net Income per Limited Partner unit:
Basic	$5.22	$3.94

Diluted	$5.19	$3.92

Weighted average Limited Partners’ units outstanding:
Basic	30,084,613	28,647,578

Diluted	30,288,345	28,830,653

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	December 31, 2008
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$2,000	$2,000
Advances to affiliates	4,515	2,549
Accounts receivable, affiliated companies	26,000	77,692
Accounts receivable, net	1,050,840	652,840
Inventories:
Crude oil	290,126	87,645
Refined product additives	1,834	1,670
Materials, supplies and other	841	841

Total Current Assets	1,376,156	825,237

Properties, plants and equipment	2,103,508	1,945,817
Less accumulated depreciation and amortization	(604,622)	(570,388)

Properties, plants and equipment, net	1,498,886	1,375,429

Investment in affiliates	90,939	82,882
Deferred charges and other assets	29,499	24,701

Total Assets	$2,995,480	$2,308,249

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$1,129,793	$792,674
Accrued liabilities	66,016	45,648
Accrued taxes other than income taxes	26,627	20,738

Total Current Liabilities	1,222,436	859,060

Long-term debt	889,374	747,631
Other deferred credits and liabilities	30,677	31,658
Commitments and contingent liabilities

Total Liabilities	2,142,487	1,638,349

Partners’ Capital:
Limited partners’ interest	829,387	653,289
General partner’s interest	26,500	19,741
Accumulated other comprehensive loss	(2,894)	(3,130)

Total Partners’ Capital	852,993	669,900

Total Liabilities and Partners’ Capital	$2,995,480	$2,308,249

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$196,009	$139,160
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	35,328	29,499
Impairment charge	—	5,674
Amortization of financing fees and bond discount	1,123	457
Restricted unit incentive plan expense	4,904	2,566
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	51,692	(183,527)
Accounts receivable, net	(398,000)	14,373
Inventories	(202,645)	(25,959)
Accounts payable and accrued liabilities	356,236	210,948
Accrued taxes other than income	5,889	7,938
Other	(12,899)	(4,187)

Net cash provided by operating activities	37,637	196,942

Cash Flows from Investing Activities:
Capital expenditures	(108,803)	(89,044)
Acquisitions	(50,000)	—
Mag Tex Acquisition deposit	—	(10,465)

Net cash used in investing activities	(158,803)	(99,509)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(126,536)	(100,088)
Net proceeds from issuance of Limited Partner units	109,483	—
Contributions from General Partner for Limited Partner unit transactions	2,398	76
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(2,149)	(504)
Advances to/from affiliates, net	(1,966)	(8,768)
Borrowings under credit facility	472,973	121,000
Repayments under credit facility	(506,385)	(111,000)
Net proceeds from issuance of long term debt	173,348	—
Contributions from affiliate	—	1,851

Net cash provided by (used in) financing activities	121,166	(97,433)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of year	2,000	2,000

Cash and cash equivalents at end of period	$2,000	$2,000

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. The Partnership expects the interim increase in quantities of inventory to significantly reduce by year end and therefore, has adjusted its interim LIFO calculation to produce a reasonable matching of most recently incurred costs with current revenues. All such adjustments are of a normal recurring nature, except for the impairment charge recognized in 2008 (Note 5). Results for the nine months ended September 30, 2009 are not necessarily indicative of results for the full year 2009. Subsequent events have been evaluated through November 4, 2009, the date the condensed consolidated financial statements were issued.

For purposes of comparability, certain prior year amounts, specifically our segment reporting structure as further discussed in Note 12, have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated net income.

2. Acquisitions

2009 Acquisitions

In September 2009, the Partnership completed two acquisitions totaling approximately $50.0 million which include:

•

Excel Pipeline LLC, the owner of a 52-mile crude oil pipeline in Oklahoma, from affiliates of Gary-Williams Energy Corporation. The system originates in Duncan, OK and terminates in Wynnewood, OK and has been operated by the Partnership for Gary-Williams Energy Corporation since 2007. The pipeline has been included in our Crude Oil Pipeline System segment from the date of acquisition. The purchase price was allocated to the underlying assets acquired based upon estimates of their fair values at the date of acquisition, and;

•

a refined products terminal located in Romulus, Michigan from R.K.A Petroleum LLC. The terminal has storage capacity of approximately 0.4 million shell barrels and services the Detroit metropolitan area and has been integrated into our Terminal Facilities segment from the date of acquisition. The purchase price has been allocated to the underlying net assets acquired based on preliminary estimates of their fair values on the date of acquisition.

2008 Acquisitions

In November 2008, the Partnership purchased a refined products pipeline system from affiliates of Exxon Mobil Corporation for approximately $185.4 million. The system consists of approximately 280 miles of refined products pipeline originating in Beaumont and Port Arthur and terminating in Hearne, Texas; approximately 200 miles of refined products pipeline originating in Beaumont and terminating in Waskom, Texas; and refined product terminal facilities located in Hearne, Hebert, Waco, Center and Waskom, Texas and Arcadia, Louisiana with active storage capacity of 0.5 million shell barrels. The pipeline assets are included in the Refined Products Pipeline System segment and the terminal assets are included in our Terminal Facilities segment. The purchase price has been preliminarily allocated to the assets and liabilities acquired based on their relative fair values on the acquisition date.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Administrative Services

Selling, general and administrative expenses in the condensed consolidated statements of income include costs incurred by Sunoco for the provision of certain centralized corporate functions such as legal, accounting, treasury, engineering, information technology, insurance and other corporate services, including the administration of employee benefit plans. These are provided to the Partnership under an omnibus agreement (“Omnibus Agreement”) with Sunoco for an annual administrative fee. The fee for the annual period ended December 31, 2008 was $6.0 million. The administrative services section of the Omnibus Agreement was extended through December 31, 2009 with a $6.0 million fee. This fee may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership. There can be no assurance that the administrative services section of the Omnibus Agreement will be extended beyond 2009, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted.

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

In 2002, the Partnership entered into a pipelines and terminals storage and throughput agreement with Sunoco R&M, under which Sunoco R&M agreed to pay the Partnership a minimum level of revenues for transporting refined products and agreed to minimum levels of storage and throughput of crude oil and liquefied petroleum gas. In February 2007, certain obligations under the pipelines and terminals storage and throughput agreement relating to throughput of refined products through the Partnership’s terminals and to the Marcus Hook Tank Farm expired. On March 1, 2007 the Partnership entered into (i) a new five year product terminal services agreement with Sunoco R&M under which Sunoco R&M may throughput refined products through the Partnership’s terminals, and (ii) a new tank farm agreement under which Sunoco R&M may throughput refined products through the Partnership’s Marcus Hook Tank Farm. These new agreements contain no minimum throughput obligations for Sunoco R&M. In May 2009, Sunoco R&M’s crude oil storage and throughput commitments at the Fort Mifflin Terminal and the Inkster Terminal expired. The Partnership is currently operating under a month-to-month agreement to provide services at these facilities and expects to finalize a new agreement during the fourth quarter of 2009.

Sunoco also leases the Partnership’s 58 miles of interrefinery pipelines between Sunoco’s Philadelphia and Marcus Hook refineries for a term of 20 years.

Capital Contributions

The Partnership has agreements with Sunoco which require Sunoco to, among other things, reimburse the Partnership for certain expenditures. These agreements include:

•	the Interrefinery Lease Agreement, which requires Sunoco to reimburse the Partnership for any non-routine maintenance expenditures incurred through February 2022; and

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

•

an Amended and Restated Dock and Terminal Throughput Agreement for services provided to Sunoco’s Eagle Point refinery which include: receipt and delivery of all crude oil to and from the Eagle Point refinery, receipt and delivery at least 41,800 barrels per day (“bpd”) of refined and intermediate products at the Eagle Point docks and receipt and delivery of at least 32,000 bpd of refined and intermediate products at the Eagle Point Refined Products terminal. Pursuant to the amended agreement, the Partnership is obligated to make certain capital improvements to the Eagle Point docks. The rates to be paid by Sunoco for throughput at the docks and terminal are comparable to those charged in an arms’ length transaction and the dock rates have been modified to reflect the required capital improvements. The term for the parties’ obligations with respect to the refined products terminal and docks are through March 31, 2016 and December 31, 2025 respectively.

In October 2009, Sunoco announced its plan to indefinitely idle all processing units at its Eagle Point refinery and notified the Partnership that this change in operations may result in reductions in its throughput obligations for the Eagle Point dock and terminal assets. The Partnership is continuing to work with Sunoco to determine how this change will impact future revenues. An evaluation of the recoverability of the Partnership’s assets impacted by the idling of the Eagle Point refinery was performed and it was determined that there was no impairment at September 30, 2009 (See Note 5).

During the nine months ended September 30, 2008, the Partnership was reimbursed $1.9 million, associated with these agreements. The Partnership did not receive a reimbursement for the nine months ended September 30, 2009. The reimbursement received in 2008 was recorded by the Partnership as a capital contribution to Partners’ Capital within the condensed consolidated balance sheet at September 30, 2008.

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

4. Net Income Per Unit Data

Beginning January 1, 2009, the Partnership changed its methodology for computing earnings per unit to conform to current guidance. Under the new methodology, incentive distribution rights (“IDRs”) are considered to be participating securities for the purpose of computing earnings per unit. When earnings differ from cash distributions, undistributed or over distributed earnings are to be allocated to the IDR holders, the general partner, and limited partners based on the contractual terms of the partnership agreement. Previously, earnings per unit was calculated as if all earnings for the period had been distributed, which resulted in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where earnings exceeded the actual distribution. As a result of these changes in calculating earnings per unit, the Partnership’s net income per unit on a basic and diluted basis increased $0.03 and $0.04 respectively for the three months ended, and $1.01 and $1.00 for the nine months ended September 30, 2009. Basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest and incentive distribution rights, by the weighted-average number of limited partner common units outstanding during the period. For comparative purposes, prior year net income per unit data has been adjusted accordingly.

The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 11). The general partner was allocated net income of $13.4 million (representing 27.6 percent of total net income for the period) and $9.7 million (representing 19.3 percent of total net income for the period) for the three months ended September 30, 2009 and 2008, respectively, and $38.9 million (representing 19.8 percent of total net income for the period) and $26.2 million (representing 18.8 percent of total net income for the period) for the nine months ended September 30, 2009 and 2008, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners’ by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of limited partner units outstanding – basic	30,981,265	28,657,485	30,084,613	28,647,578
Add effect of dilutive unit incentive awards	208,922	188,074	203,732	183,075

Weighted average number of limited partner units – diluted	31,190,187	28,845,559	30,288,345	28,830,653

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

In October 2009, Sunoco announced its plan to indefinitely idle all processing units at its Eagle Point Refinery location. The Partnership’s terminal and dock assets which support the Eagle Point Refinery have a net book value of approximately $40.0 million as of September 30, 2009. An evaluation of the recoverability of the assets determined that no impairment was required as of the third quarter 2009.

6. Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of September 30, 2009 and December 31, 2008 were as follows:

Partnership Ownership Percentage
Explorer Pipeline Company	9.4%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
Wolverine Pipe Line Company	31.5%
West Texas Gulf Pipe Line Company	43.8%
Mid-Valley Pipeline Company(1)	55.3%

(1)	The Partnership’s interest in the Mid-Valley Pipeline Company includes 50 percent voting rights.

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and nine months ended September 30, 2009 and 2008 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income Statement Data:
Total revenues	$125,248	$122,360	$350,513	$354,533
Net income	$39,717	$26,659	$98,023	$82,811

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of September 30, 2009 and December 31, 2008 (in thousands of dollars):

	September 30, 2009	December 31, 2008
Balance Sheet Data:
Current assets	$165,630	$115,097
Non-current assets	$677,532	$682,453
Current liabilities	$124,201	$123,423
Non-current liabilities	$575,659	$591,101
Net equity	$143,302	$83,026

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at September 30, 2009 include an excess investment amount of approximately $53.2 million, net of accumulated amortization of $4.4 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

7. Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	September 30, 2009	December 31, 2008
$400 million Credit Facility – due November 2012	$258,723	$323,385
$62.5 million Credit Facility – due September 2011	31,250	—
Senior Notes – 7.25%, due February 15, 2012	250,000	250,000
Senior Notes – 6.125%, due May 15, 2016	175,000	175,000
Senior Notes – 8.75%, due February 15, 2014	175,000	—
Less unamortized bond discount	(599)	(754)

	$889,374	$747,631

8.75% Senior Notes

In February 2009, the Operating Partnership issued $175 million of 8.75 percent Senior Notes, due February 15, 2014 (“2014 Senior Notes”). The 2014 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2014 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds of $173.3 million from the 2014 Senior Notes, were used to repay outstanding borrowings under the Operating Partnership’s $400 million Credit Facility.

$400 Million Credit Facility

The Operating Partnership has a five-year $400 million revolving credit facility (“$400 million Credit Facility”) with a syndicate of 10 participating financial institutions. The $400 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The $400 million Credit Facility matures in November 2012 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin. The $400 million Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $400 million Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of September 30, 2009. As of September 30, 2009 there were $258.7 million of outstanding borrowings under the $400 million Credit Facility.

$62.5 Million Credit Facility

On March 13, 2009, the Operating Partnership entered into a $62.5 million revolving credit facility (“$62.5 million Credit Facility”) with a syndicate of 2 participating financial institutions. The $62.5 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The $62.5 million Credit Facility matures in September 2011 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin or (c) LIBOR plus 1.0 percent plus an applicable margin. The $62.5 million Credit Facility contains various covenants similar to the $400 million credit facility and limits the Operating Partnership, on a rolling four-quarter basis, to a maximum debt to EBITDA ratio of 4.0 to 1, which can generally be increased to 4.5 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of September 30, 2009. As of September 30, 2009 there were $31.3 million of outstanding borrowings under the $62.5 million Credit Facility.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Interest Rate Swap

The Partnership uses interest rate swaps, a type of derivative financial instrument, to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its $400 million credit facility. The Partnership does not use derivatives for trading or speculative purposes. While interest rate swaps are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Partnership minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings. The Partnership records its interest rate swaps on the balance sheet at fair value. The interest rate swap has been designated as cash flow hedges, accordingly, changes in the fair value, to the extent the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), a component of Partners’ capital, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in earnings.

In January 2008, the Partnership entered into a $50.0 million floating to fixed interest rate swap agreement (the “Swap”), maturing January 2010. Under the Swap, the Partnership receives interest equivalent to the three-month LIBOR and pays a fixed rate of interest of 3.489 percent with settlements occurring quarterly. The objective of the hedge is to eliminate the variability of cash flows in interest payments for $50.0 million of floating rate debt. To maintain hedge accounting for the Swap, the Partnership is committed to maintaining at least $50.0 million in borrowings at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. The Swap’s fair value is recorded as an accrued liability of $0.8 million as of September 30, 2009 and the corresponding change in fair value is included in accumulated other comprehensive loss, a component of Partners’ equity.

8. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At September 30, 2009 and December 31, 2008, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $3.0 million and $3.6 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $1.6 million and $0.5 million for the three month periods ended September 30, 2009 and 2008, respectively, and $3.7 million and $1.0 million for the nine month periods ended September 30, 2009 and 2008, respectively.

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

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership and its predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at September 30, 2009. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at September 30, 2009. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at September 30, 2009.

9. Fair Value Measurements

The Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy. The Partnership generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

The Partnership’s current assets (other than inventories) and current liabilities are financial instruments. The estimated fair value of these financial instruments approximates their carrying amounts due to their short-term nature. The estimated fair value of the $290.0 million and $323.4 million of borrowings under the Partnership’s Credit Facilities at September 30, 2009 and December 31, 2008 approximate their carrying amounts as these borrowings bear interest based upon short-term market interest rates. The estimated fair value of the 2012, 2014 and 2016 Senior Notes at September 30, 2009 and December 31, 2008 was $665.6 million and $416.2 million, respectively, compared to the carrying amount of $600.0 million and $425.0 million at September 30, 2009 and December 31, 2008. The 2012, 2014 and 2016 Senior Notes, which are publicly traded, were valued based upon quoted market prices.

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

The Partnership awarded 91,390 and 71,205 units under the LTIP, net of estimated forfeitures, and recognized share-based compensation expense of $4.9 million and $3.9 million for the nine month periods ended September 30, 2009 and 2008, respectively. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of Partners’ Capital when earned.

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

If cash distributions exceed $0.50 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of $0.70 per unit. These distributions are referred to as “incentive distributions.”

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Distributions paid by the Partnership for the period from January 1, 2008 through September 30, 2009 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 14, 2008	$0.8700	$24.9	$6.7
May 15, 2008	$0.8950	$25.6	$7.5
August 14, 2008	$0.9350	$26.8	$8.6
November 14, 2008	$0.9650	$27.6	$9.5
February 13, 2009	$0.9900	$28.4	$10.2
May 15, 2009	$1.0150	$31.4	$11.8
August 14, 2009	$1.0400	$32.2	$12.6

On October 26, 2009, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $1.065 per common partnership unit ($4.26 annualized), representing the distribution for the third quarter 2009. The $46.3 million distribution, including $13.3 million to the general partner, will be paid on November 13, 2009 to unit holders of record at the close of business on November 6, 2009.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended September 30, 2009 and 2008, respectively (in thousands of dollars).

	Three Months Ended September 30,
	2009	2008
Segment Operating Income

Refined Products Pipeline System:
Sales and other operating revenue:
Affiliates	$19,863	$20,050
Unaffiliated customers	12,169	5,635
Other income	3,844	2,271

Total Revenues	35,876	27,956

Operating expenses	14,425	11,102
Depreciation and amortization	3,201	2,215
Selling, general and administrative expenses	4,970	5,156

Total Costs and Expenses	22,596	18,473

Operating Income	$13,280	$9,483

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$24,142	$25,359
Unaffiliated customers	22,056	15,275
Other income	12	—

Total Revenues	46,210	40,634

Cost of products sold and operating expenses	15,714	17,938
Depreciation and amortization	5,151	4,198
Selling, general and administrative expenses	4,635	4,760

Total Costs and Expenses	25,500	26,896

Operating Income	$20,710	$13,738

Crude Oil Pipeline System:
Sales and other operating revenue:
Affiliates	$70,900	$715,142
Unaffiliated customers	1,270,934	2,048,046
Other income	4,903	3,974

Total Revenues	1,346,737	2,767,162

Cost of products sold and operating expenses	1,311,863	2,723,569
Depreciation and amortization	3,888	3,597
Selling, general and administrative expenses	5,095	5,354

Total Costs and Expenses	1,320,846	2,732,520

Operating Income	$25,891	$34,642

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Refined Products Pipeline System	$13,280	$9,483
Terminal Facilities	20,710	13,738
Crude Oil Pipeline System	25,891	34,642

Total segment operating income	59,881	57,863
Net interest expense	11,421	7,529

Net Income	$48,460	$50,334

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the nine months ended September 30, 2009 and 2008, respectively (in thousands of dollars). During the nine month period ending September 30, 2009, the Partnership recognized $6.8 million of crude pipeline fees relating to the resolution of certain tariff adjustments from prior years. The amount is not considered material to the current or any prior year results.

	Nine Months Ended September 30,
	2009	2008
Segment Operating Income

Refined Products Pipeline System:
Sales and other operating revenue:
Affiliates	$57,089	$55,819
Unaffiliated customers	37,559	17,759
Other income	9,191	6,521

Total Revenues	103,839	80,099

Operating expenses	43,747	33,608
Depreciation and amortization	9,593	6,649
Selling, general and administrative expenses	16,057	15,092

Total Costs and Expenses	69,397	55,349

Operating Income	$34,442	$24,750

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$71,336	$75,035
Unaffiliated customers	68,053	44,255
Other income	1,404	825

Total Revenues	140,793	120,115

Cost of products sold and operating expenses	48,438	45,539
Depreciation and amortization	14,489	12,191
Selling, general and administrative expenses	14,721	13,853
Impairment charge	—	5,674

Total Costs and Expenses	77,648	77,257

Operating Income	$63,145	$42,858

Crude Oil Pipeline System:
Sales and other operating revenue:
Affiliates	$402,884	$2,022,801
Unaffiliated customers	3,103,873	6,323,648
Other income	10,703	12,508

Total Revenues	3,517,460	8,358,957

Cost of products sold and operating expenses	3,358,305	8,237,573
Depreciation and amortization	11,246	10,659
Selling, general and administrative expenses	16,838	15,882

Total Costs and Expenses	3,386,389	8,264,114

Operating Income	$131,071	$94,843

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Refined Products Pipeline System	$34,442	$24,750
Terminal Facilities	63,145	42,858
Crude Oil Pipeline System	131,071	94,843

Total segment operating income	228,658	162,451
Net interest expense	32,649	23,291

Net Income	$196,009	$139,160

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table provides the identifiable assets for each segment as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Refined Products Pipeline System	$502,403	$498,098
Terminal Facilities	564,338	484,349
Crude Oil Pipeline System	1,897,437	1,301,948
Corporate and other	31,302	23,854

Total identifiable assets	$2,995,480	$2,308,249

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$139,541	$(24,636)	$114,905
Unaffiliated customers	—	—	1,305,159	—	1,305,159
Equity in earnings of subsidiaries	73,088	83,684	8	(156,780)	—
Other income	—	—	8,759	—	8,759

Total Revenues	73,088	83,684	1,453,467	(181,416)	1,428,823

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,342,002	—	1,342,002
Depreciation and amortization	—	—	12,240	—	12,240
Selling, general and administrative expenses	—	—	14,700	—	14,700
Impairment Charge	—	—	—	—	—

Total Costs and Expenses	—	—	1,368,942	—	1,368,942

Operating Income	73,088	83,684	84,525	(181,416)	59,881
Net interest with affiliates	—	(804)	825	—	21
Other interest cost and debt expenses, net	—	12,571	—	—	12,571
Capitalized interest	—	(1,171)	—	—	(1,171)

Net Income	$73,088	$73,088	$83,700	$(181,416)	$48,460

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$760,551	$—	$760,551
Unaffiliated customers	—	—	2,068,956	—	2,068,956
Equity in earnings of subsidiaries	50,333	57,037	6	(107,376)	—
Other income	—	—	6,245	—	6,245

Total Revenues	50,333	57,037	2,835,758	(107,376)	2,835,752

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,752,609	—	2,752,609
Depreciation and amortization	—	—	10,010	—	10,010
Selling, general and administrative expenses	—	—	15,270	—	15,270

Total Costs and Expenses	—	—	2,777,889	—	2,777,889

Operating Income	50,333	57,037	57,869	(107,376)	57,863
Net interest with affiliates	—	(826)	825	—	1
Other interest cost and debt expenses, net	—	8,507	—	—	8,507
Capitalized interest	—	(977)	—	—	(977)

Net Income	$50,333	$50,333	$57,044	$(107,376)	$50,334

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$614,984	$(83,675)	$531,309
Unaffiliated customers	—	—	3,209,485	—	3,209,485
Equity in earnings of subsidiaries	279,658	309,832	31	(589,521)	—
Other income	—	—	21,298	—	21,298

Total Revenues	279,658	309,832	3,845,798	(673,196)	3,762,092

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,450,490	—	3,450,490
Depreciation and amortization	—	—	35,328	—	35,328
Selling, general and administrative expenses	—	—	47,616	—	47,616
Impairment Charge	—	—	—	—	—

Total Costs and Expenses	—	—	3,533,434	—	3,533,434

Operating Income	279,658	309,832	312,364	(673,196)	228,658
Net interest with affiliates	—	(2,395)	2,475	—	80
Other interest cost and debt expenses, net	—	36,198	—	—	36,198
Capitalized interest	—	(3,629)	—	—	(3,629)

Net Income	$279,658	$279,658	$309,889	$(673,196)	$196,009

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2008

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$2,153,655	$—	$2,153,655
Unaffiliated customers	—	—	6,385,662	—	6,385,662
Equity in earnings of subsidiaries	139,158	159,974	16	(299,148)	—
Other income	—	—	19,854	—	19,854

Total Revenues	139,158	159,974	8,559,187	(299,148)	8,559,171

Costs and Expenses
Cost of products sold and operating expenses	—	—	8,316,720	—	8,316,720
Depreciation and amortization	—	—	29,499	—	29,499
Selling, general and administrative expenses	—	—	44,827	—	44,827
Impairment Charge	—	—	5,674	—	5,674

Total Costs and Expenses	—	—	8,396,720	—	8,396,720

Operating Income	139,158	159,974	162,467	(299,148)	162,451
Net interest with affiliates	—	(2,059)	2,475	—	416
Other interest cost and debt expenses, net	—	25,488	—	—	25,488
Capitalized interest	—	(2,613)	—	—	(2,613)

Net Income	$139,158	$139,158	$159,992	$(299,148)	$139,160

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Balance Sheet

September 30, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to Affiliates	1,721	48,000	(45,206)	—	4,515
Accounts receivable, affiliated companies	—	—	26,000	—	26,000
Accounts receivable, net	—	—	1,050,840	—	1,050,840
Inventories
Crude oil	—	—	290,126	—	290,126
Refined product	—	—	1,834	—	1,834
Materials, supplies and other	—	—	841	—	841

Total Current Assets	1,721	50,000	1,324,435	—	1,376,156

Properties, plants and equipment, net	—	—	1,498,886	—	1,498,886
Investment in affiliates	656,678	1,508,950	91,098	(2,165,788)	90,939
Deferred charges and other assets	—	4,383	25,117	—	29,499

Total Assets	$658,399	$1,563,333	$2,939,536	$(2,165,788)	$2,995,480

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$1,129,793	$—	$1,129,793
Accrued liabilities	980	(1,087)	66,124	—	66,016
Accrued taxes	—	—	26,627	—	26,627

Total Current Liabilities	980	(1,087)	1,222,544	—	1,222,436

Long-term debt	—	889,374	—	—	889,374
Other deferred credits and liabilities	—	—	30,677	—	30,677

Total Liabilities	980	888,287	1,253,221	—	2,142,487

Total Partners’ Capital	657,419	675,046	1,686,315	(2,165,788)	852,993

Total Liabilities and Partners’ Capital	$658,399	$1,563,333	$2,939,536	$(2,165,788)	$2,995,480

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Balance Sheet

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$279,658	$274,720	$156,455	$(673,196)	$37,637

Cash Flows from Investing Activities:
Capital expenditures	—	—	(108,803)	—	(108,803)
Acquisitions	—	—	(50,000)	—	(50,000)
Intercompany	(263,121)	(414,656)	4,581	673,196	—

	(263,121)	(414,656)	(154,222)	673,196	(158,803)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(126,536)	—	—	—	(126,536)
Net proceeds from issuance of Limited Partner units	109,483				109,483
Contribution from General Partner for Limited Partner unit transactions	2,398	—	—	—	2,398
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,149)	—	(2,149)
Advances to affiliates, net	(1,882)	—	(84)	—	(1,966)
Borrowings under credit facility	—	472,973	—	—	472,973
Repayments under credit facility	—	(506,385)	—	—	(506,385)
Net proceeds from issuance of senior notes	—	173,348	—	—	173,348

	(16,537)	139,936	(2,233)	—	121,166

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2,000	—	—	2,000

Cash and cash equivalents at end of period	$—	$2,000	$—	$—	$2,000

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Results of Operations – Three Months Ended September 30, 2009 and 2008

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,
	2009	2008
Refined Products Pipeline System:(1)(2)(3)
Total shipments (barrel miles per day)(4)	56,848,807	43,769,684
Revenue per barrel mile (cents)	0.612	0.638
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)(5)	465,206	437,018
Nederland terminal	559,874	545,105
Refinery terminals(6)	609,020	646,478
Crude Oil Pipeline System:(1)(2)(7)
Crude oil pipeline throughput (bpd)	610,856	649,274
Crude oil purchases at wellhead (bpd)	176,643	176,739
Gross margin per barrel of pipeline throughput (cents) (8)	46.4	57.2

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.
(2)	Effective January 1, 2009 the Partnership realigned its operating segments. Prior period amounts have been recast to reflect the current operating segments.
(3)	Includes results of the Partnership’s purchase of the MagTex refined products pipeline and terminals system from the acquisition date.
(4)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(5)	Includes results of the Partnership’s purchase of the Romulus, MI refined products terminal from the acquisition date.
(6)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.
(7)	Includes results of the Partnership’s purchase of the Excel pipeline from the acquisition date.
(8)	Represents total segment sales minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $48.5 million for the third quarter 2009 as compared with $50.3 million for the third quarter 2008, a decrease of $1.9 million. Operating income for the third quarter 2009 increased $2.0 million from the prior year’s third quarter due to the increased terminal storage fees and throughput and the results of the MagTex refined products pipeline and terminal acquisition, partially offset by lower lease acquisition results.

Net interest expense increased $3.9 million to $11.4 million for the third quarter 2009 due primarily to higher borrowings associated with the $185.4 million MagTex acquisition, organic growth initiatives, and increased contango inventory positions.

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

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System increased $3.8 million to $13.3 million for the third quarter ended September 30, 2009 compared to the prior year’s third quarter. Sales and other operating revenue increased by $6.3 million to $32.0 million due primarily to results from the Partnership’s acquisition of the MagTex refined products pipeline and terminals system and increased pipeline fees. Other income increased $1.6 million due primarily to increased income associated with the Partnership’s joint venture interests. Operating expenses increased $3.3 million to $14.4 million for the third quarter 2009 due primarily to the MagTex acquisition and a reduction in refined product operating gains. Depreciation and amortization expense increased for the three months ended September 30, 2009 primarily due to the MagTex acquisition.

Terminal Facilities

Operating income for the Terminal Facilities segment increased by $7.0 million to $20.7 million for the third quarter ended September 30, 2009 compared to the prior year’s third quarter. Sales and other operating revenue increased by $5.6 million to $46.2 million due primarily to increased throughput, higher fees and additional tankage at the Nederland terminal facility. Results from the MagTex refined products terminals further contributed to the increase in revenues. Cost of goods sold and operating expenses decreased by $2.2 million to $15.7 million for the third quarter of 2009 due to absence of charges associated with hurricane damages recognized in 2008, which was partially offset by costs associated with the MagTex acquisition. Depreciation and amortization expense increased to $5.2 million for the third quarter of 2009 due to increased tankage at the Nederland facility and the MagTex acquisition.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline system decreased $8.8 million to $26.0 million for the third quarter of 2009 compared to the prior year’s third quarter due to lower lease acquisition results and reduced operating gains. Lower lease acquisition income resulted from minimal income during the quarter from the contango market structure due to timing of inventory accounting. However, contango inventory positions put in place during the quarter will result in $10.0 million of additional income which is expected to be recognized over the next two quarters. Other income increased $0.9 million compared to the prior year’s quarter due primarily to increased equity income associated with the Partnership’s joint venture interests.

Lower crude oil prices were a key driver of the overall decrease in total revenue, cost of products sold and operating expenses from the prior year’s quarter. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma decreased to $68.29 per barrel for the third quarter of 2009 from $118.13 per barrel for the third quarter of 2008.

Results of Operations – Nine Months Ended September 30, 2009 and 2008

Sunoco Logistics Partners L.P.

Operating Highlights

Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008
Refined Products Pipeline System:(1)(2)(3)
Total shipments (barrel miles per day)(4)	58,145,900	44,128,921
Revenue per barrel mile (cents)	0.596	0.609
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)(5)	462,969	428,146
Nederland terminal	619,297	541,517
Refinery terminals(5)	597,191	647,891
Crude Oil Pipeline System:(1)(2)(7)
Crude oil pipeline throughput (bpd)	648,183	672,877
Crude oil purchases at wellhead (bpd)	183,047	175,209
Gross margin per barrel of pipeline throughput (cents) (8)	77.5	52.2

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.
(2)	Effective January 1, 2009 the Partnership realigned its operating segments. Prior period amounts have been recast to reflect the current operating segments.

(3)	Includes results of the Partnership’s purchase of the MagTex refined products pipeline and terminals system from the acquisition date.
(4)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(5)	Includes results of the Partnership’s purchase of the Romulus, MI refined products terminal from the acquisition date.
(6)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.
(7)	Includes results of the Partnership’s purchase of the Excel pipeline from the acquisition date.
(8)	Represents total segment sales minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $196.0 million for the nine month period ended September 30, 2009 as compared with $139.2 million for the comparable period in 2008. The increase was the result of a $66.2 million increase in operating income driven by significantly higher lease acquisition results, contribution from the MagTex acquisition and increased crude oil pipeline and storage revenues.

Net interest expense increased $9.4 million to $32.6 million for the first nine months of 2009 due primarily to higher borrowings associated with the $185.4 million MagTex acquisition, organic growth initiatives, and increased contango inventory positions.

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

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System increased $9.7 million to $34.4 million for the nine months ended September 30, 2009 compared to the prior year period. Sales and other operating revenue increased by $21.1 million to $94.6 million due primarily to results from the MagTex acquisition described above, along with increased pipeline fees. Other income increased $2.7 million compared to the prior year period as a result of an increase in equity income associated with the Partnership’s joint venture interests. Operating expenses increased by $10.1 million to $43.7 million due primarily to the MagTex acquisition, a reduction in refined products operating gains and increased environmental remediation expenses. Depreciation and amortization expense increased $2.9 million during the first nine months of 2009 due primarily to the MagTex acquisition.

Terminal Facilities

Operating income for the Terminal Facilities segment increased by $20.3 million to $63.1 million for the nine months ended September 30, 2009 compared to the prior year period. Sales and other operating revenue increased by $20.1 million to $139.4 million due primarily to increased terminal fees, additional tankage at the Nederland terminal facility, along with the MagTex acquisition. Other income increased $0.6 million from the first nine months of 2009 as a result of an insurance recovery associated with the Partnership’s refinery terminals. Cost of goods sold and operating expenses increased by $2.9 million to $48.4 million for the period ended September 30, 2009 due primarily to the MagTex acquisition partially offset by reduced expenses associated with hurricane damages noted above. Depreciation and amortization expense increased to $14.5 million for the first nine months of 2009 due to the MagTex acquisition and increased tankage at the Nederland facility. During 2008, a $5.7 million non-cash impairment charge was recognized related to the Partnership’s decision to discontinue efforts to expand LPG storage capacity at its Inkster, Michigan facility.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline system increased $36.2 million to $131.1 million for the first nine months of 2009 compared to the prior year period due primarily to significantly higher lease acquisition earnings primarily as a result of the contango market structure and increased pipeline fees, which were partially offset by a reduction in pipeline operating gains. Other income decreased $1.8 million compared to the prior year’s quarter due primarily to decreased equity income associated with the Partnership’s joint venture interests and an insurance gain recognized in 2008.

Lower crude oil prices were a key driver of the overall decrease in total revenue, cost of products sold and operating expenses from the prior year period. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma decreased to $57.13 per barrel for the first nine months of 2009 from $113.38 per barrel for the first nine months of 2008.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the $400 million Credit Facility and the $62.5 million Credit Facility are the Partnership’s primary sources of liquidity. At September 30, 2009, the Partnership had available borrowing capacity under the credit facilities of $167.5 million. The Partnership’s working capital position reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, the Partnership would have had working capital of $290.7 million at September 30, 2009. The Partnership periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.

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

Capital Resources

$400 Million Credit Facility

The Operating Partnership has a five-year $400 million Credit Facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012. At December 31, 2008, there was $323.4 million outstanding under the credit facility. During the first nine months of 2009, the Partnership had a net repayment of $64.7 million resulting in an outstanding balance of $258.7 million at September 30, 2009.

The $400 million Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin.

The $400 million Credit Facility contains various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, f) or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $400 million Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of September 30, 2009. The Partnership’s ratio of total debt to EBITDA was 2.4 to 1 at September 30, 2009.

$62.5 Million Credit Facility

On March 13, 2009, the Operating Partnership entered into a $62.5 million revolving credit facility (“$62.5 million Credit Facility”) with a syndicate of 2 participating financial institutions. The $62.5 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The $62.5 million Credit Facility matures in September 2011 and may be repaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin or (c) LIBOR plus 1.0 percent plus an applicable margin. The $62.5 million Credit Facility contains various covenants similar to the $400 million credit facility and also requires the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.0 to 1, which can generally be increased to 4.5 to 1 during an acquisition period. The Operating Partnership is in compliance with this requirement as of September 30, 2009. As of September 30, 2009, the Partnership had outstanding borrowings of $31.3 million under the $62.5 million credit facility. As noted above, the Partnership’s ratio of total debt to EBITDA was 2.4 to 1 at September 30, 2009.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the nine months ended September 30, 2009 was $37.6 million compared with $196.9 million of net cash provided by operating activities for the first nine months of 2008. The net cash provided by operating activities in 2009 related to net income of $196.0 million and non-cash charges of depreciation and amortization of $35.3 million offset by a $186.8 million increase in working capital. The increase in working capital was the result of increases in accounts receivable and contango inventory positions partially offset by an increase in accounts payable. Net cash provided by operating activities for the first nine months of 2008 was primarily the result of net income of $139.2 million, depreciation and amortization of $29.5 million, the $5.7 million impairment charge, and a $23.8 million decrease in working capital. The decrease in working capital was the result of an increase in both accounts payable and accounts receivable activity driven primarily by commodity prices.

Net cash used in investing activities for the nine months of 2009 was $158.8 million compared with $99.5 million for the first nine months of 2008. Net cash provided by financing activities for the first nine months of 2009 was $121.2 million compared with $97.4 million net cash used in financing activities for the first nine months of 2008. Net cash provided by financing activities for the first nine months of 2009 resulted from $173.3 million issuance of senior notes and $109.5 million public offering completed in April and May of 2009. The net proceeds from these sources were partially offset by $126.5 million in distributions paid to limited partners and the general partner and $33.4 million net repayment of the Partnership’s credit facilities. Net cash provided by financing activities was utilized to finance operating and investing activities, including contango inventory positions. Net cash used in financing activities for the first nine months of 2008 resulted from $100.1 million in distributions paid to limited partners and the general partner and an increase in advances to affiliates of $8.8 million offset by $10.0 million of net borrowings from the Partnership’s credit facilities.

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 represent amounts due from Sunoco under this agreement.

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

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Nine Months Ended September 30,
	2009	2008
Maintenance	$15,326	$15,655
Expansion	143,477	73,389

	$158,803	$89,044

Management continues to expect maintenance capital expenditures to be approximately $32.0 million for the year ended December 31, 2009, excluding reimbursements from Sunoco in accordance with the terms of certain agreements. Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.

Expansion capital expenditures for the nine months ended September 30, 2009 were $143.5 million compared to $73.4 million for the first nine months of 2008. Expansion capital expenditures for 2009 include the acquisitions of a refined products terminal in Romulus, MI and Excel Pipeline LLC, the owner of a crude oil pipeline which services Gary Williams’ Wynnewood, OK refinery. Expansion capital for 2009 also includes construction in progress, pursuant to the Partnership’s agreement with Motiva Enterprises LLC to construct three crude oil storage tanks at its Nederland Terminal with a combined capacity of 1.8 million shell barrels and a crude oil pipeline from Nederland to Motiva’s Port Arthur, Texas refinery. Expansion capital also includes refined products terminal optimization and construction of two additional crude oil storage tanks at Nederland. These two crude oil storage tanks will have a total capacity of approximately 1.2 million shell barrels. Management expects to invest approximately $175.0 million to $200.0 million in expansion capital projects in 2009.

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

At September 30, 2009, we had $290.0 million of variable-rate borrowings under our revolving credit facilities. On January 8, 2008, we entered into an interest rate swap agreement (the “Swap”) with a notional amount of $50.0 million maturing January 2010. Under the Swap, we receive interest equivalent to the three-month LIBOR and pay a fixed rate of interest of 3.489 percent with settlements occurring quarterly. To maintain hedge accounting for the Swap, we are committed to maintaining at least $50.0 million in borrowings on the $400 million Credit Facility at an interest rate based on the three-month LIBOR, plus an applicable margin, through January 2010. The remaining $240.0 million bears interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a favorable impact on the $50 million in borrowings related to the Swap and a negative impact on funds borrowed in excess of the $50 million. Our weighted average variable interest rate on our variable-rate borrowings, not related to the swap, was 0.8 percent at September 30, 2009. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $2.4 million.

At September 30, 2009, we had $600.0 million of fixed-rate borrowings, which is comprised of $250.0 million of 2012 Senior Notes, $175.0 million of 2014 Senior Notes, and $175.0 million of 2016 Senior Notes. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at September 30, 2009 by approximately $24.4 million.

Commodity Market Risk

We are exposed to volatility in oil commodity prices. To manage such exposures, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management and inventory carried. Our policy is to purchase only commodity products for which we have a market and to structure our sales contracts so that price fluctuations for those products do not materially affect the margin we receive. We also seek to maintain a position that is substantially balanced within our various commodity purchase and sales activities. In the ordinary course of doing business, we enter into crude purchase contracts with third parties generally for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. Simultaneously, we enter into contracts for the future physical sale and delivery on a specified date of the related crude purchased. Contracts that qualify as derivatives have been designated as normal purchases and sales and are accounted for using traditional accrual accounting.

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

(b) As of September 30, 2009, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

(c) No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In August 2009, the Pipeline Hazardous Materials Safety Administration (PHMSA) proposed penalties totaling approximately $0.2 million based on alleged violations of various pipeline safety regulations relating to the November 2008 product release by Sunoco Pipeline, L.P. in Murrysville, Pennsylvania. The Partnership has appealed the finding of violation and the proposed penalty. The timing or outcome of this appeal cannot reasonably be determined at this time.

In September 2009, PHMSA issued a final order for $0.2 million relating to a tank overfill incident that occurred at the Darby Creek Tank Farm in November 2005. In October 2009, PHMSA denied the Partnership’s request for reconsideration of this final decision. The Partnership is currently evaluating further options, including a further appeal of the order or payment of the fine.

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at September 30, 2009.

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

We are pleased to furnish this Form 10-Q to unit holders who request it by writing to:

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

Date: November 4, 2009