Form 10-Q
period 2010-03-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2010-05-05
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At May 4, 2010, the number of the registrant’s Common Units outstanding was 31,047,272.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2010	2009
Revenues

Sales and other operating revenue:
Affiliates	$173,388	$198,844
Unaffiliated customers	1,507,120	839,189
Other income	7,763	4,765

Total Revenues	1,688,271	1,042,798

Costs and Expenses
Cost of products sold and operating expenses	1,594,707	923,694
Depreciation and amortization	14,520	11,580
Selling, general and administrative expenses	20,586	17,074

Total Costs and Expenses	1,629,813	952,348

Operating Income	58,458	90,450
Net interest with affiliates	55	52
Other interest cost and debt expense, net	16,109	10,942
Capitalized interest	(788)	(1,450)

Net Income	$43,082	$80,906

Calculation of Limited Partners’ interest in Net Income:
Net Income	$43,082	$80,906
Less: General Partner’s interest in Net Income	(10,083)	(12,529)

Limited Partners’ interest in Net Income	$32,999	$68,377

Net Income per Limited Partner unit:
Basic	$1.06	$2.38

Diluted	$1.06	$2.36

Weighted average Limited Partners’ units outstanding:
Basic	31,017,536	28,728,433

Diluted	31,209,324	28,926,034

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$2,000	$2,000
Advances to affiliates	576	8,691
Accounts receivable, affiliated companies	26,722	47,791
Accounts receivable, net	1,346,934	1,280,062
Inventories:
Crude oil	340,016	82,511
Refined products	5,002	1,857
Refined products additives	1,970	1,765
Materials, supplies and other	841	841

Total Current Assets	1,724,061	1,425,518

Properties, plants and equipment	2,175,332	2,150,493
Less accumulated depreciation and amortization	(628,987)	(616,772)

Properties, plants and equipment, net	1,546,345	1,533,721

Investment in affiliates	92,545	88,286
Deferred charges and other assets	54,930	51,081

Total Assets	$3,417,881	$3,098,606

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$1,518,853	$1,253,742
Accrued liabilities	40,830	49,298
Accrued taxes other than income taxes	28,549	30,296

Total Current Liabilities	1,588,232	1,333,336

Long-term debt	1,141,185	868,424
Other deferred credits and liabilities	31,572	35,232
Commitments and contingent liabilities

Total Liabilities	2,760,989	2,236,992

Partners’ Capital:
Limited partners’ interest	639,761	837,120
General partner’s interest	19,488	26,987
Accumulated other comprehensive loss	(2,357)	(2,493)

Total Partners’ Capital	656,892	861,614

Total Liabilities and Partners’ Capital	$3,417,881	$3,098,606

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$43,082	$80,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,520	11,580
Amortization of financing fees and bond discount	463	158
Restricted unit incentive plan expense	3,593	4,284
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	21,069	23,793
Accounts receivable, net	(66,872)	(115,944)
Inventories	(260,855)	(103,854)
Accounts payable and accrued liabilities	256,091	58,074
Accrued taxes other than income	(1,747)	(5,743)
Other	(8,103)	(15,024)

Net cash provided by (used in) operating activities	1,241	(61,770)

Cash Flows from Investing Activities:
Capital expenditures	(26,684)	(34,201)

Net cash used in investing activities	(26,684)	(34,201)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(47,411)	(38,547)
Repayment of promissory note to General Partner	(201,282)	—
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(2,374)	(2,055)
Contributions from General Partner for Limited Partner unit transactions	86	77
Advances (to)/from affiliates, net	8,115	(1,393)
Borrowings under credit facility	77,000	237,723
Repayments under credit facility	(302,723)	(273,385)
Net proceeds from issuance of senior notes	494,032	173,551

Net cash provided by financing activities	25,443	95,971

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of year	2,000	2,000

Cash and cash equivalents at end of period	$2,000	$2,000

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sunoco Logistics Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that owns, operates and acquires a substantial portion of Sunoco, Inc.’s logistics business, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets. Sunoco, Inc. and its wholly-owned subsidiaries including Sunoco, Inc. (R&M) are collectively referred to as “Sunoco.” The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil in 13 states located in the northeast, midwest and southwest United States. Sunoco accounted for approximately 10.3 percent of the Partnership’s total revenues for the three months ended March 31, 2010.

The condensed consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”) and include the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity (“VIE”). On January 1, 2010, new accounting guidance became effective which, among other things, clarifies when a company is deemed to be the primary beneficiary and requires ongoing assessment of whether an entity is the primary beneficiary of a VIE. Adoption of this guidance has not impacted the Partnership’s financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Equity ownership interests in corporate joint ventures, in which the Partnership does not have a controlling financial interest, are accounted for under the equity method of accounting.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. The Partnership expects the interim increase in quantities of inventory to significantly reduce by year end and therefore, has adjusted its interim LIFO calculation to produce a reasonable matching of most recently incurred costs with current revenues. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2010 are not necessarily indicative of results for the full year 2010.

2. Related Party Transactions

Incentive Distribution Rights Exchange

In January 2010, the Partnership entered into a repurchase agreement with its general partner, whereby the Partnership agreed to repurchase from the general partner the existing incentive distribution rights (“IDRs”) for $201.2 million and issue new incentive distribution rights. Pursuant to this transaction, the Partnership executed the Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P. (the “new partnership agreement”). The new partnership agreement reflects the cancellation of the original incentive distribution rights and the authorization and issuance of the new incentive distribution rights (Note 9).

The Partnership financed this arrangement with a promissory note to the general partner that was due December 31, 2010. Proceeds from the February 2010 issuance of $500.0 million in Senior Notes were used to repay this promissory note in full (Note 5). The transaction was accounted for as a reduction of the limited partners’ and general partner’s capital balances on the Partnership’s balance sheet.

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Operating Partnership’s $400.0 million Credit Facility.

Administrative Services

Under the Omnibus Agreement, the Partnership pays Sunoco or the general partner an annual administrative fee that includes expenses incurred by Sunoco and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $6.0 million for the year ended December 31, 2009. In addition, the Partnership has incurred additional general and administrative costs which it pays directly. The term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) was extended by one year in January 2010. The 2010 annual fee is $5.4 million. These costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2010, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that the Partnership is unable to obtain such services from Sunoco or other third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted.

The annual administrative fee does not include the costs of shared insurance programs, which are allocated to the Partnership based upon its share of the cash premiums incurred. This fee also does not include salaries of pipeline and terminal personnel, including senior executives, or other employees of the general partner, or the cost of their employee benefits. These employees are employees of the Partnership’s general partner or its affiliates, which are wholly-owned subsidiaries of Sunoco. The Partnership has no employees. Allocated Sunoco employee benefit plan expenses for employees who work in the pipeline, terminalling, storage and crude oil gathering operations, including senior executives, include non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans, and other such benefits. The Partnership reimburses Sunoco for these costs and other direct expenses incurred on its behalf. These expenses are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income.

Affiliated Revenues and Accounts Receivable, Affiliated Companies

The Partnership is party to various agreements with Sunoco to supply crude oil and provide pipeline and terminalling services. Affiliated revenues in the condensed consolidated statements of income consist of sales of crude oil as well as the provision of crude oil, sales of refined products, crude oil pipeline transportation and refined product pipeline transportation, terminalling, storage and blending services to Sunoco. Sales of crude oil are priced using market based rates under agreements which automatically renew on a monthly basis unless terminated by either party on 30 days’ written notice.

Capital Contributions

In February 2009 and 2010 the Partnership issued 0.1 million common units, in each year, to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of common units, the general partner contributed $0.1 million in each period to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded these amounts as capital contributions to Partners’ Capital within its condensed consolidated balance sheets.

3. Net Income Per Unit Data

The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions,” which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 9). The general partner was allocated net income of $10.1 million (representing 23.4 percent of total net income for the period) and $12.5 million (representing 15.5 percent of total net income for the period) for the three months ended March 31, 2010 and 2009, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners by the sum of the weighted-average number of common units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Weighted average number of limited partner units outstanding – basic	31,017,536	28,728,433
Add effect of dilutive unit incentive awards	191,788	197,601

Weighted average number of limited partner units – diluted	31,209,324	28,926,034

4. Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of March 31, 2010 and December 31, 2009 were as follows:

Partnership Ownership Percentage
Explorer Pipeline Company	9.4%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
Wolverine Pipe Line Company	31.5%
West Texas Gulf Pipe Line Company	43.8%
Mid-Valley Pipeline Company(1)	55.3%

(1)	The Partnership’s interest in the Mid-Valley Pipeline Company includes 50 percent voting rights.

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three months ended March 31, 2010 and 2009 (in thousands of dollars):

	Three Months Ended March 31,
	2010	2009
Income Statement Data:
Total revenues	$96,097	$111,418
Net income	$25,289	$28,916

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of March 31, 2010 and December 31, 2009 (in thousands of dollars):

	March 31, 2010	December 31, 2009
Balance Sheet Data:
Current assets	$129,640	$126,330
Non-current assets	$682,419	$679,955
Current liabilities	$115,660	$123,506
Non-current liabilities	$561,859	$568,349
Net equity	$134,540	$114,430

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at March 31, 2010 include an excess investment amount of approximately $52.8 million, net of accumulated amortization of $4.7 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

5. Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	March 31, 2010	December 31, 2009
$400.0 million Credit Facility – due November 2012	$12,000	$237,722
$62.5 million Credit Facility – due September 2011	31,250	31,250
Senior Notes – 7.25%, due February 15, 2012	250,000	250,000
Senior Notes – 6.125%, due May 15, 2016	175,000	175,000
Senior Notes – 8.75%, due February 15, 2014	175,000	175,000
Senior Notes – 5.50%, due February 15, 2020	250,000	—
Senior Notes – 6.85%, due February 15, 2040	250,000	—
Less unamortized bond discount	(2,065)	(548)

	$1,141,185	$868,424

Senior Notes

In February 2010, the Operating Partnership issued $250.0 million of 5.50 percent Senior Notes and $250.0 million of 6.85 percent Senior Notes, due February 15, 2020 and February 15, 2040, respectively (“2020 and 2040 Senior Notes”). The 2020 and 2040 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2020 and 2040 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in certain sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds of $494.0 million from the 2020 and 2040 Senior Notes, were used to repay the $201.2 million promissory note issued in connection with the Partnership’s repurchase and exchange of the general partner’s IDRs, repay outstanding borrowings under the Operating Partnership’s $400.0 million Credit Facility and pre-fund future growth.

Credit Facility

In March 2009, the Operating Partnership entered into a $62.5 million revolving credit facility (“$62.5 million Credit Facility”) with a syndicate of 2 participating financial institutions. The $62.5 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The $62.5 million Credit Facility matures in September 2011 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin or (c) LIBOR plus 1.0 percent plus an applicable margin. The $62.5 million Credit Facility contains various covenants similar to the $400 million credit facility and limits the Operating Partnership, on a rolling four-quarter basis, to a maximum debt to EBITDA ratio of 4.0 to 1, which can generally be increased to 4.5 to 1 during an acquisition period. The Operating Partnership was in compliance with this requirement during the first quarter 2010 and had $31.3 million of outstanding borrowings under the $62.5 million Credit Facility at March 31, 2010. In April 2010, the Operating Partnership completed an amendment to the $62.5 million Credit Facility, which increased the maximum debt to EBITDA ratio to 4.5 to 1, which can generally be increased to 5.0 to 1 during an acquisition period.

6. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At March 31, 2010 and December 31, 2009, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $2.7 million and $2.8 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $0.2 million and $0.6 million for the three month periods ended March 31, 2010 and 2009, respectively.

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

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at March 31, 2010. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at March 31, 2010. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at March 31, 2010.

7. Fair Value Measurements

The Partnership applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. The Partnership’s non-financial assets and liabilities that are recognized or disclosed at fair value consist principally of goodwill (for its annual impairment test) and asset retirement obligations.

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

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. The Partnership’s current assets (other than inventories) and current liabilities are financial instruments. The estimated fair value of these financial instruments approximates their carrying amounts due to their short-term nature. The estimated fair values of outstanding borrowings under the Partnership’s credit facilities are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. At March 31, 2010, the fair values of the credit facilities approximates their carrying values since the interest rates charged reflect current market rates. The estimated fair value of senior notes is determined using observable market prices as these notes are actively traded. The estimated aggregate fair value of the 2012, 2014, 2016, 2020 and 2040 Senior Notes (“Senior Notes”) at March 31, 2010 is $1.15 billion, compared to the carrying amount of $1.10 billion.

8. Management Incentive Plan

Sunoco Partners LLC, the general partner of the Partnership, participates in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) for employees and directors of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors with respect to employee awards, and by the non-independent members of the general partner’s board of directors with respect to awards granted to the independent members. The LTIP currently permits the grant of restricted units and unit options covering an aggregate of 1,250,000 common units. There have been no grants of unit options since the inception of the LTIP. Restricted unit awards may also include tandem distribution equivalent rights (“DERs”) at the discretion of the Compensation Committee.

The Partnership awarded 72,900 and 86,459 units under the LTIP, net of estimated forfeitures, and recognized unit-based compensation expense of $3.6 million and $4.3 million for the three month periods ended March 31, 2010 and 2009, respectively. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of Partners’ Capital when earned.

9. Cash Distributions

Within 45 days after the end of each quarter, the Partnership distributes all cash on hand at the end of the quarter, less reserves established by the general partner at its discretion. This is defined as “available cash” in the partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct the Partnership’s business. The Partnership will make quarterly distributions to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.

If cash distributions exceed $0.50 per unit in a quarter, the general partner receives increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

In January 2010, the Partnership repurchased, and the general partner transferred and assigned to us for cancellation, the incentive distribution rights held by our general partner under our Second Amended and Restated Agreement of Limited Partnership, as amended, as consideration for (i) the Partnership’s issuance to the general partner of new incentive distribution rights issued under our Third Amended and Restated Agreement of Limited Partnership and (ii) the Partnership’s issuance to the general partner of a promissory note in the amount of $201.2 million, which was repaid in full during the first quarter of 2010. The new incentive distribution rights provide for target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s common units equal to those applicable to the cancelled incentive distribution rights, except that (i) the general partner’s distribution split for distributions above the current second target distribution of $0.575 per common unit per quarter (or $2.30 per common unit on an annualized basis) and up to the third target distribution will increase to 37% from 25% (these percentages include the general partner’s 2.0% interest); and (ii) the third target distribution will be increased from $0.70 to $1.5825 per common unit per quarter (or from $2.80 to $6.33 per common unit on an annualized basis).

The following table compares the target distribution levels and distribution “splits” between the general partner and the holders of our common units under the cancelled incentive distribution rights and under the new incentive distribution rights. The new incentive distributions rights will be utilized in determining the distribution for the first quarter 2010, which will be paid in May 2010.

	Cancelled IDRs				New IDRs
	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions			Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders		General Partner		Unitholders
Minimum Quarterly Distribution	$0.450	2%		98%
First Target Distribution	up to $0.500	2%		98%		No change
Second Target Distribution	above $0.500 up to $0.575	15	%*	85%
Third Target Distribution	above $0.575 up to $0.700	25	%*	75%	above $0.575 up to $1.5825	37	%*	63%
Thereafter	above $0.700	50	%*	50%	above $1.5825	50	%*	50%

*	Includes 2 percent general partner interest.

Distributions paid by the Partnership for the period from January 1, 2009 through March 31, 2010 are summarized below. The distribution of $201.3 million paid to the general partner in connection with the repurchase and exchange of the general partner’s IDRs has been excluded.

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 13, 2009	$0.9900	$28.4	$10.2
May 15, 2009	$1.0150	$31.4	$11.8
August 14, 2009	$1.0400	$32.2	$12.6
November 14, 2009	$1.0650	$33.0	$13.3
February 12, 2010	$1.0900	$33.8	$13.6

On April 27, 2010, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $1.115 per common partnership unit ($4.46 annualized), representing the distribution for the first quarter 2010. The $44.7 million distribution, including $10.1 million to the general partner, will be paid on May 14, 2010 to unit holders of record at the close of business on May 10, 2010. The change in the distribution “splits” resulted in a $4.3 million reduction of the general partner’s cash distribution as compared to the previous methodology.

10. Business Segment Information

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities and Crude Oil Pipeline System.

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended March 31, 2010 and 2009, respectively (in thousands of dollars).

	Three Months Ended March 31,
	2010	2009
Segment Operating Income

Refined Products Pipeline System:
Sales and other operating revenue:
Affiliates	$17,790	$18,816
Unaffiliated customers	11,343	12,584
Other income	2,276	2,317

Total Revenues	31,409	33,717

Operating expenses	13,208	13,973
Depreciation and amortization	3,954	3,210
Selling, general and administrative expenses	6,701	5,942

Total Costs and Expenses	23,863	23,125

Operating Income	$7,546	$10,592

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$28,910	$23,217
Unaffiliated customers	26,090	23,071
Other income	95	—

Total Revenues	55,095	46,288

Cost of products sold and operating expenses	20,024	15,111
Depreciation and amortization	5,916	4,725
Selling, general and administrative expenses	6,603	5,208

Total Costs and Expenses	32,543	25,044

Operating Income	$22,552	$21,244

Crude Oil Pipeline System:
Sales and other operating revenue:
Affiliates	$126,688	$156,811
Unaffiliated customers	1,469,687	803,535
Other income	5,392	2,447

Total Revenues	1,601,767	962,793

Cost of products sold and operating expenses	1,561,475	894,610
Depreciation and amortization	4,650	3,645
Selling, general and administrative expenses	7,282	5,924

Total Costs and Expenses	1,573,407	904,179

Operating Income	$28,360	$58,614

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Refined Products Pipeline System	$7,546	$10,592
Terminal Facilities	22,552	21,244
Crude Oil Pipeline System	28,360	58,614

Total segment operating income	58,458	90,450
Net interest expense	15,376	9,544

Net Income	$43,082	$80,906

The following table provides the identifiable assets for each segment as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Refined Products Pipeline System	$511,165	$476,484
Terminal Facilities	604,981	597,502
Crude Oil Pipeline System	2,263,964	1,988,065
Corporate and other	37,771	36,555

Total identifiable assets	$3,417,881	$3,098,606

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

11. Supplemental Condensed Consolidating Financial Information

The Partnership serves as guarantor of the Senior Notes and of any obligations under the $400.0 million and $62.5 million Credit Facilities. These guarantees are full and unconditional. For purposes of the following footnote, Sunoco Logistics Partners L.P. is referred to as “Parent” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC, Sunoco Pipeline Acquisition LLC, Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are collectively referred to as “Non-Guarantor Subsidiaries.”

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

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2010

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$173,388	$—	$173,388
Unaffiliated customers	—	—	1,507,120	—	1,507,120
Equity in earnings of subsidiaries	43,080	57,581	6	(100,667)	—
Other income	—	—	7,763	—	7,763

Total Revenues	43,080	57,581	1,688,277	(100,667)	1,688,271

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,594,707	—	1,594,707
Depreciation and amortization	—	—	14,520	—	14,520
Selling, general and administrative expenses	—	—	20,586	—	20,586

Total Costs and Expenses	—	—	1,629,813	—	1,629,813

Operating Income	43,080	57,581	58,464	(100,667)	58,458
Net interest with affiliates	—	(820)	875	—	55
Other interest cost and debt expenses, net	—	16,109	—	—	16,109
Capitalized interest	—	(788)	—	—	(788)

Net Income	$43,080	$43,080	$57,589	$(100,667)	$43,082

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$198,844	$—	$198,844
Unaffiliated customers	—	—	839,189	—	839,189
Equity in earnings of subsidiaries	80,899	89,618	9	(170,526)	—
Other income	—	—	4,765	—	4,765

Total Revenues	80,899	89,618	1,042,807	(170,526)	1,042,798

Costs and Expenses
Cost of products sold and operating expenses	—	—	923,694	—	923,694
Depreciation and amortization	—	—	11,580	—	11,580
Selling, general and administrative expenses	—	—	17,074	—	17,074

Total Costs and Expenses	—	—	952,348	—	952,348

Operating Income	80,899	89,618	90,459	(170,526)	90,450
Net interest with affiliates	—	(773)	825	—	52
Other interest cost and debt expenses, net	—	10,942	—	—	10,942
Capitalized interest	—	(1,450)	—	—	(1,450)

Net Income	$80,899	$80,899	$89,634	$(170,526)	$80,906

Condensed Consolidating Balance Sheet

March 31, 2010

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to Affiliates	(5,035)	48,000	(42,389)	—	576
Accounts receivable, affiliated companies	—	—	26,722	—	26,722
Accounts receivable, net	—	—	1,346,934	—	1,346,934
Inventories
Crude oil	—	—	340,016	—	340,016
Refined products	—	—	5,002	—	5,002
Refined products additives	—	—	1,970	—	1,970
Materials, supplies and other	—	—	841	—	841

Total Current Assets	(5,035)	50,000	1,679,096	—	1,724,061

Properties, plants and equipment, net	—	—	1,546,345	—	1,546,345
Investment in affiliates	660,761	1,796,063	92,730	(2,457,009)	92,545
Deferred charges and other assets	—	8,109	46,821	—	54,930

Total Assets	$655,726	$1,854,172	$3,364,992	$(2,457,009)	$3,417,881

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$45	$57	$1,518,751	$—	$1,518,853
Accrued liabilities	980	407	39,443	—	40,830
Accrued taxes other than income taxes	—	—	28,549	—	28,549

Total Current Liabilities	1,025	464	1,586,743	—	1,588,232

Long-term debt	—	1,141,185	—	—	1,141,185
Other deferred credits and liabilities	—	—	31,572	—	31,572

Total Liabilities	1,025	1,141,649	1,618,315	—	2,760,989

Total Partners’ Capital	654,701	712,523	1,746,677	(2,457,009)	656,892

Total Liabilities and Partners’ Capital	$655,726	$1,854,172	$3,364,992	$(2,457,009)	$3,417,881

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliates	8,306	48,000	(47,615)	—	8,691
Accounts receivable, affiliated companies	—	—	47,791	—	47,791
Accounts receivable, net	—	—	1,280,062	—	1,280,062
Inventories
Crude oil	—	—	82,511	—	82,511
Refined product	—	—	1,857	—	1,857
Refined products additives	—	—	1,765	—	1,765
Materials, supplies and other	—	—	841	—	841

Total Current Assets	8,306	50,000	1,367,212	—	1,425,518

Properties, plants and equipment, net	—	—	1,533,721	—	1,533,721
Investment in affiliates	603,959	1,428,508	88,432	(2,032,613)	88,286
Deferred charges and other assets	—	4,096	46,985	—	51,081

Total Assets	$612,265	$1,482,604	$3,036,350	$(2,032,613)	$3,098,606

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$1	$1,253,741	$—	$1,253,742
Accrued liabilities	980	3,339	44,979	—	49,298
Accrued taxes other than income taxes	—	—	30,296	—	30,296

Total Current Liabilities	980	3,340	1,329,016	—	1,333,336

Long-term debt	—	868,424	—	—	868,424
Other deferred credits and liabilities	—	—	35,232	—	35,232

Total Liabilities	980	871,764	1,364,248	—	2,236,992

Total Partners’ Capital	611,285	610,840	1,672,102	(2,032,613)	861,614

Total Liabilities and Partners’ Capital	$612,265	$1,482,604	$3,036,350	$(2,032,613)	$3,098,606

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2010

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$43,125	$36,191	$22,592	$(100,667)	$1,241

Cash Flows from Investing Activities:
Capital expenditures	—	—	(26,684)	—	(26,684)
Intercompany	192,141	(304,500)	11,692	100,667	—

	192,141	(304,500)	(14,992)	100,667	(26,684)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(47,411)	—	—	—	(47,411)
Repayment of promissory note to General Partner	(201,282)	—	—	—	(201,282)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,374)	—	(2,374)
Contributions from General Partner for Limited Partner unit transactions	86	—	—	—	86
Advances (to)/from affiliates, net	13,341	—	(5,226)	—	8,115
Borrowings under credit facility	—	77,000	—	—	77,000
Repayments under credit facility	—	(302,723)	—	—	(302,723)
Net proceeds from issuance of senior notes	—	494,032	—	—	494,032

	(235,266)	268,309	(7,600)		25,443

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2,000	—	—	2,000

Cash and cash equivalents at end of period	$—	$2,000	$—	$—	$2,000

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2009

(unaudited)

	Parent	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$80,899	$78,073	$(50,216)	$(170,526)	$(61,770)

Cash Flows from Investing Activities:
Capital expenditures	—	—	(34,201)	—	(34,201)
Intercompany	(42,450)	(215,962)	87,886	170,526	—

	(42,450)	(215,962)	53,685	170,526	(34,201)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(38,547)	—	—	—	(38,547)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,055)	—	(2,055)
Contributions from General Partner for Limited Partner unit transactions	77	—	—	—	77
Advances (to)/from affiliates, net	21	—	(1,414)	—	(1,393)
Borrowings under credit facility	—	237,723	—	—	237,723
Repayments under credit facility	—	(273,385)	—	—	(273,385)
Net proceeds from issuance of senior notes	—	173,551	—	—	173,551

	(38,449)	137,889	(3,469)	—	95,971

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	2,000	—	—	2,000

Cash and cash equivalents at end of year	$—	$2,000	$—	$—	$2,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended March 31, 2010 and 2009

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
Refined Products Pipeline System:(1)
Total shipments (barrel miles per day)(2)	51,695,001	60,034,244
Revenue per barrel mile (cents)	0.626	0.581
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	458,516	460,031
Nederland terminal	725,944	652,669
Refinery terminals(4)	497,779	582,762
Crude Oil Pipeline System:(1)(5)
Crude oil pipeline throughput (bpd)	837,143	664,146
Crude oil purchases at wellhead (bpd)	184,494	191,162
Gross margin per barrel of pipeline throughput (cents) (6)	40.1	103.9

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Includes results of the Partnership’s purchase of the Romulus, MI refined products terminal from the acquisition date.
(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.
(5)	Includes results of the Partnership’s purchase of the Excel pipeline from the acquisition date.
(6)	Represents total segment sales minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $43.1 million for the first quarter 2010 as compared with $80.9 million for the first quarter 2009. The $37.8 million decrease in net income was primarily the result of the absence of a wide contango crude oil market structure along with decreased refined products volumes which were impacted by planned and unplanned refinery maintenance activity and approximately $3.0 million in non-recurring expenses. This reduction in net income was partially offset by higher crude oil pipeline volumes and fees and improved operating performance at the Partnership’s Nederland and refined products terminals. Increased net interest expense of $5.8 million further contributed to the decrease in net income. The change in interest expense is partially attributed to the offering of $500.0 million in senior notes completed during the first quarter 2010. Net proceeds from this offering were utilized to finance the Partnership’s transaction to repurchase and exchange the General Partner’s incentive distribution rights and repay outstanding borrowings under its revolving credit facility. A full quarter of interest expense in 2010 on the $175.0 million of senior notes, issued in February 2009, further contributed to the increase in expense.

Analysis of Segment Operating Income

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities and Crude Oil Pipeline System.

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System decreased $3.0 million to $7.5 million for the first quarter ended March 31, 2010 compared to the prior year’s quarter. Sales and other operating revenue decreased $2.3 million to $29.1 million due primarily to decreased volumes associated with refinery maintenance activity in the first quarter of 2010 and the permanent shut-down of the Eagle Point refinery in the fourth quarter of 2009. Operating expenses decreased $0.8 million to $13.2 million compared to the prior year’s quarter due primarily to timing of maintenance activity, decreased utility costs and increased pipeline operating gains which were favorably impacted by higher refined products prices. Selling, general and administrative expenses increased $0.8 million for the quarter due primarily to non-recurring expenses related to the Partnership’s incentive distribution rights repurchase and exchange transaction and employee severance costs.

Terminal Facilities

Operating income for the Terminal Facilities segment increased $1.3 million to $22.6 million for the first quarter ended March 31, 2010 compared to the prior year’s quarter. Total revenues for the first quarter of 2010 increased $8.8 million to $55.1 million despite reduced volumes in the Partnership’s refinery terminals which were negatively impacted by refinery maintenance activity and the permanent shut-down of the Eagle Point refinery. Revenue increases during the quarter were due primarily to increased tank revenues and higher volumes at the Nederland facility, including the additional tankage to support Motiva’s Port Arthur, TX refinery and additional volumes from a refined products terminal acquired in September 2009. Revenues and cost of products sold also increased compared to the prior year quarter as a result of the commencement of terminal optimization projects at the Partnership’s refined products terminals during the fourth quarter of 2009. Depreciation and amortization expense increased $1.2 million to $5.9 million for the first quarter 2010 as a result of increased tankage at the Partnership’s Nederland facility and the acquisition of a refined products terminal in September 2009. Selling, general and administrative expenses increased $1.4 million for the quarter due primarily to the non-recurring expenses described above.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline System decreased $30.3 million to $28.4 million for the first quarter of 2010 compared to the prior year’s quarter. This decrease in operating income was the result of a reduced level of market related income driven primarily by the contraction of the contango market structure in 2010. Reduced market related profits were partially offset by higher pipeline revenues, which included the 2009 acquisition of the Excel pipeline in Oklahoma, and increased pipeline operating gains which were favorably impacted by higher crude oil prices. Other income increased $2.9 million compared to the prior year’s quarter due to increased equity income from the Partnership’s joint venture interests. Depreciation and amortization expense increased $1.0 million to $4.7 million for the first quarter 2010 due primarily to the acquisition of a crude oil pipeline in September 2009. Selling, general and administrative expenses increased $1.4 million for the quarter primarily as a result of the non-recurring expenses described above.

Higher crude oil prices were a key driver of the increase in total revenue and cost of products sold and operating expenses from the prior year’s quarter. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma increased to $78.79 per barrel for the first quarter of 2010 from $43.21 per barrel for the first quarter of 2009.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the $400.0 million Credit Facility and the $62.5 million Credit Facility are our primary sources of liquidity. At March 31, 2010, we had net working capital of $135.8 million and available borrowing capacity under the credit facilities of $414.2 million. Our working capital position reflects crude oil inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, we would have had working capital of $317.1 million at March 31, 2010. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

In February 2010, the Operating Partnership issued $250.0 million of 5.50 percent Senior Notes and $250.0 million of 6.85 percent Senior Notes, due February 15, 2020 and February 15, 2040, respectively (“2020 and 2040 Senior Notes”). The 2020 and 2040 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2020 and 2040 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds from the 2020 and 2040 Senior Notes were used to repay in full the $201.2 million promissory note issued in connection with our repurchase and exchange of our general partner’s IDR interests, to repay outstanding borrowings under the $400.0 million Credit Facility and to pre-fund future growth projects.

Capital Resources

Credit Facilities

The Operating Partnership has a five-year $400.0 million Credit Facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The Credit Facility matures in November 2012. At March 31, 2010, there was $12.0 million outstanding under this credit facility.

The $400.0 million Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin.

The $400.0 million Credit Facility contains various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, f) or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $400.0 million Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership was in compliance with this requirement as of March 31, 2010.

Lehman Brothers, one of the participating banks with a commitment under the Credit Facility amounting to $5.0 million declared bankruptcy and its loan commitment is no longer in effect.

In March 2009, the Operating Partnership entered into a $62.5 million revolving credit facility (“$62.5 million Credit Facility”) with 2 participating financial institutions. The $62.5 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The $62.5 million Credit Facility matures in September 2011 and may be repaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin or (c) LIBOR plus 1.0 percent plus an applicable margin. The $62.5 million Credit Facility contains various covenants similar to the $400.0 million credit facility and also requires the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.5 to 1, which can generally be increased to 5.0 to 1 during an acquisition period. The Operating Partnership was in compliance with this requirement as of March 31, 2010. At March 31, 2010, there was $31.3 million outstanding under this credit facility.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the three months ended March 31, 2010 was $1.2 million compared with $61.8 million net cash used in operating activities for the three months ended March 31, 2009. Net cash provided by operating activities in 2010 related primarily to net income of $43.1 million and non-cash charges of depreciation and amortization of $14.5 million offset by a $52.3 million increase in working capital. The increase in working capital was the result of increases in accounts receivable and contango inventory positions partially offset by an increase in accounts payable. Net cash used in operating activities for the first three months of 2009 was primarily the result of net income of $80.9 million, depreciation and amortization of $11.6 million, and a $143.7 million increase in working capital. The increase in working capital was the result of increases in accounts receivable and contango inventory positions partially offset by an increase in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2010 was $26.7 million compared with $34.2 million for the three months ended March 31, 2009.

Net cash provided by financing activities for the three months ended March 31, 2010 was $25.4 million compared with $96.0 million for the comparable period in 2009. Net cash provided by financing activities for 2010 resulted from $500.0 million issuance of senior notes net of $6.0 million of note discounts and debt issuance costs. This source of cash was partially offset by $225.7 million net repayment of the Partnership’s credit facilities, $201.2 million in distributions to repay in full the promissory note issued in connection with the repurchase and exchange of the general partner’s incentive distribution rights and $47.4 million in quarterly distributions to the limited partners and general partner. Net cash provided by financing activities for the comparable period in 2009 resulted from $38.5 million in distributions paid to limited partners and the general partner and $35.7 million of net borrowings from the Partnership’s credit facilities offset by $173.6 million of net proceeds from the 2009 issuance of senior notes.

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

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Three months ended March 31,
	2010	2009
Maintenance	$4,370	$2,650
Expansion	22,314	31,551

	$26,684	$34,201

Management expects maintenance capital expenditures to be approximately $32.0 million for the year ended December 31, 2010, excluding reimbursements from Sunoco in accordance with the terms of certain agreements. Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.

Expansion capital expenditures for the three months ended March 31, 2010 were $22.3 million compared to $31.6 million for the first three months of 2009. Expansion capital for 2010 includes construction projects to expand services at the Partnership’s refined products terminals, increase tankage at the Nederland facility and expand upon the Partnership’s refined products platform in the southwest United States. Management expects to invest approximately $175.0 million to $200.0 million in expansion capital projects in 2010, excluding acquisitions.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- and variable-rate debt. At March 31, 2010, we had $43.3 million of variable-rate borrowings under our revolving credit facilities. The outstanding borrowings bear interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable debt arrangements. Our weighted average interest rate on our variable-rate borrowings was 2.13 percent at March 31, 2010. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $0.4 million.

At March 31, 2010, we had $1.10 billion of fixed-rate senior notes. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at March 31, 2010 by approximately $75.0 million.

Commodity Market Risk

We generally do not acquire and hold futures contracts or other derivative products for the purpose of speculating on crude oil price changes, as these activities could expose us to significant losses. We are exposed to volatility in crude oil commodity prices. To manage such exposures, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management and inventory carried. Our policy is to purchase only commodity products for which we have a market and to structure our sales contracts so that price fluctuations for those products do not materially affect the margin we receive. We also seek to maintain a position that is substantially balanced within our various commodity purchase and sales activities. In the ordinary course of doing business, we enter into crude purchase contracts with third parties generally for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. Simultaneously, we enter into contracts for the future physical sale and delivery on a specified date of the related crude purchased. Contracts that qualify as derivatives have been designated as normal purchases and sales and are accounted for using traditional accrual accounting. We may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances as well as logistical issues associated with inclement weather conditions.

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

(b) As of March 31, 2010, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

(c) No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership’s Sunoco Pipeline L.P. subsidiary operates the West Texas Gulf Pipeline on behalf of West Texas Gulf Pipe Line Company and its shareholders pursuant to an Operating Agreement. Sunoco Pipeline L.P. also has a 43.8% ownership interest in the Company. In March 2010, Sunoco Pipeline L.P. received a Notice of Probable Violation, Proposed Civil Penalty and proposed Compliance Order from the Pipeline and Hazardous Materials Safety Administration (PHMSA) with proposed civil penalties totaling approximately $0.4 million in connection with a crude oil release that occurred at the Colorado City, Texas station on the West Texas Gulf Pipeline in June 2009. The Partnership has appealed the finding of violation and the proposed penalty. The Operating Agreement obligates West Texas Gulf Pipe Line Company and its shareholders to indemnify and hold-harmless the operator from and against any claims arising out of its actions or omissions, including negligence, taken in good faith performance of the agreement. As a result, the Partnership expects to be indemnified for costs associated with the June 2009 release.

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at March 31, 2010.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 23, 2010.

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

1818 Market Street

Suite 1500

Philadelphia, PA 19103

or through our website at www.sunocologistics.com.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunoco Logistics Partners L.P.

By:	/S/ BRIAN P. MACDONALD
Brian P. MacDonald
Vice President and Chief Financial Officer

Date: May 5, 2010