Form 10-Q
period 2010-06-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2010-08-04
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At August 3, 2010, the number of the registrant’s Common Units outstanding was 31,053,332.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2010	2009
Revenues
Sales and other operating revenue:
Affiliates	$214,039	$217,560
Unaffiliated customers	1,814,832	1,065,137
Other income	9,390	7,774

Total Revenues	2,038,261	1,290,471

Costs and Expenses
Cost of products sold and operating expenses	1,939,120	1,184,794
Depreciation and amortization	13,949	11,508
Selling, general and administrative expenses	15,584	15,842

Total Costs and Expenses	1,968,653	1,212,144

Operating Income	69,608	78,327
Net interest with affiliates	67	7
Other interest cost and debt expense, net	19,818	12,685
Capitalized interest	(1,176)	(1,008)

Net Income	$50,899	$66,643

Calculation of Limited Partners’ interest in Net Income:
Net Income	$50,899	$66,643
Less: General Partner’s interest in Net Income	(10,672)	(12,988)

Limited Partners’ interest in Net Income	$40,227	$53,655

Net Income per Limited Partner unit:
Basic	$1.30	$1.76

Diluted	$1.29	$1.74

Weighted average Limited Partners’ units outstanding:
Basic	31,050,602	30,551,349

Diluted	31,215,638	30,756,024

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Six Months Ended June 30,
	2010	2009
Revenues
Sales and other operating revenue:
Affiliates	$387,427	$416,404
Unaffiliated customers	3,321,952	1,904,326
Other income	17,153	12,539

Total Revenues	3,726,532	2,333,269

Costs and Expenses
Cost of products sold and operating expenses	3,533,827	2,108,488
Depreciation and amortization	28,469	23,088
Selling, general and administrative expenses	36,170	32,916

Total Costs and Expenses	3,598,466	2,164,492

Operating Income	128,066	168,777
Net interest with affiliates	122	59
Other interest cost and debt expense, net	35,927	23,627
Capitalized interest	(1,964)	(2,458)

Net Income	$93,981	$147,549

Calculation of Limited Partners’ interest in Net Income:
Net Income	$93,981	$147,549
Less: General Partner’s interest in Net Income	(20,755)	(25,517)

Limited Partners’ interest in Net Income	$73,226	$122,032

Net Income per Limited Partner unit:
Basic	$2.36	$4.12

Diluted	$2.35	$4.09

Weighted average Limited Partners’ units outstanding:
Basic	31,034,160	29,628,856

Diluted	31,212,572	29,829,994

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	December 31, 2009
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$2,000	$2,000
Advances to affiliates	4,067	8,691
Accounts receivable, affiliated companies	65,190	47,791
Accounts receivable, net	1,406,868	1,280,062
Inventories:
Crude oil	363,165	82,511
Refined products	3,231	1,857
Refined product additives	1,739	1,765
Materials, supplies and other	841	841

Total Current Assets	1,847,101	1,425,518

Properties, plants and equipment	2,225,033	2,150,493
Less accumulated depreciation and amortization	(641,229)	(616,772)

Properties, plants and equipment, net	1,583,804	1,533,721

Investment in affiliates	95,032	88,286
Deferred charges and other assets	55,273	51,081

Total Assets	$3,581,210	$3,098,606

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$1,577,204	$1,253,742
Accrued liabilities	55,399	49,298
Accrued taxes other than income taxes	30,622	30,296

Total Current Liabilities	1,663,225	1,333,336

Long-term debt	1,213,262	868,424
Other deferred credits and liabilities	40,812	35,232
Commitments and contingent liabilities

Total Liabilities	2,917,299	2,236,992

Partners’ Capital:
Limited partners’ interest	645,421	837,120
General partner’s interest	20,359	26,987
Accumulated other comprehensive loss	(1,869)	(2,493)

Total Partners’ Capital	663,911	861,614

Total Liabilities and Partners’ Capital	$3,581,210	$3,098,606

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$93,981	$147,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,469	23,088
Amortization of financing fees and bond discount	987	336
Restricted unit incentive plan expense	3,992	4,394
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(17,399)	40,152
Accounts receivable, net	(126,806)	(530,779)
Inventories	(282,002)	(157,972)
Accounts payable and accrued liabilities	328,831	436,705
Accrued taxes other than income taxes	326	3,677
Other	(3,571)	(28,335)

Net cash provided by (used in) operating activities	26,808	(61,185)

Cash Flows from Investing Activities:
Capital expenditures	(76,175)	(70,399)

Net cash used in investing activities	(76,175)	(70,399)

Cash Flows from Financing Activities:
Distributions paid to Limited Partners and General Partner	(92,146)	(81,765)
Repayment of promissory note to General Partner	(201,282)	—
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	(2,541)	(2,149)
Contributions from General Partner for Limited Partner unit transactions	402	2,398
Advances (to)/from affiliates, net	4,624	(7,392)
Borrowings under credit facility	308,000	357,973
Repayments under credit facility	(461,723)	(420,385)
Net Proceeds from issuance of long term debt	494,033	173,388
Net Proceeds from issuance of Limited Partner units	—	109,516

Net cash provided by financing activities	49,367	131,584

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of year	2,000	2,000

Cash and cash equivalents at end of period	$2,000	$2,000

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sunoco Logistics Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets. Sunoco, Inc. and its wholly-owned subsidiaries including Sunoco, Inc. (R&M) are collectively referred to as “Sunoco.” The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil in 13 states located in the northeast, midwest and southwest United States. Sunoco accounted for approximately 10 percent of the Partnership’s total revenues for the three and six months ended June 30, 2010.

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. The Partnership expects the interim increase in quantities of inventory to significantly reduce by year end and therefore, has adjusted its interim LIFO calculation to produce a reasonable matching of most recently incurred costs with current revenues. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2010 are not necessarily indicative of results for the full year 2010.

2. Acquisitions

In July 2010, the Partnership acquired a butane blending business from Texon L.P. for $140.0 million plus inventory. The acquisition includes patented technology for sophisticated blending of butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The acquisition was funded by a $100.0 million note from Sunoco, Inc, and borrowings under the Operating Partnership’s $395.0 million Credit Facility. The acquisition will be included within the Terminal Facilities business segment beginning in the third quarter 2010.

In July 2010, the Partnership exercised certain rights to increase its ownership interests in Mid-Valley Pipeline Company, West Texas Gulf Pipe Line Company and West Shore Pipe Line Company (Note 5). All three transactions are expected to close within the next 30 days for an aggregate purchase price of approximately $100 million, which will initially be financed with the Operating Partnership’s $395.0 million Credit Facility.

3. Related Party Transactions

Incentive Distribution Rights Exchange

In January 2010, the Partnership entered into a repurchase agreement with its general partner, whereby the Partnership agreed to repurchase from the general partner the existing incentive distribution rights (“IDRs”) for $201.2 million and issue new incentive distribution rights. Pursuant to this transaction, the Partnership executed the Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P. (the “new partnership agreement”). The new partnership agreement reflects the cancellation of the original incentive distribution rights and the authorization and issuance of the new incentive distribution rights (Note 10).

The Partnership initially financed this arrangement with a promissory note to the general partner that was due December 31, 2010. Proceeds from the February 2010 issuance of $500.0 million in Senior Notes were used to repay this promissory note in full (Note 6). The transaction was accounted for as a reduction of the limited partners’ and general partner’s capital balances on the Partnership’s balance sheet.

Loans from Affiliate

In July 2010, the Partnership acquired a butane blending business from Texon L.P. for $140.0 million plus inventory. The acquisition was funded by a three-year, $100.0 million note from Sunoco, Inc, which bears interest at three-month LIBOR plus 275 basis points per annum. The balance of the acquisition was funded with borrowings under the Operating Partnership’s $395.0 million Credit Facility.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Operating Partnership’s $395.0 million Credit Facility.

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

Affiliated Revenues and Accounts Receivable, Affiliated Companies

The Partnership is party to various agreements with Sunoco to supply crude oil and provide pipeline and terminalling services. Affiliated revenues in the condensed consolidated statements of income consist of sales of crude oil as well as the provision of crude oil, sales of refined products, crude oil pipeline transportation and refined product pipeline transportation, terminalling, storage and blending services to Sunoco. Sales of crude oil are priced using market based rates under agreements which automatically renew on a monthly basis unless terminated by either party on 30 days written notice. Sales of refined product are priced using market based rates under agreements which can be terminated by either party on 90 days written notice.

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

In April and May 2009 the Partnership completed a public offering of 2.25 million common units. Net proceeds of approximately $109.5 million were used to reduce outstanding borrowings under the Operating Partnership’s $395.0 million Credit Facility and for general partnership purposes. As a result of this offering of common units, the general partner contributed $2.3 million to the Partnership to maintain its 2.0 percent general partner interest.

4. Net Income Per Unit Data

The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 10). The general partner was allocated net income of $10.7 million (representing 21.0 percent of total net income for the period) and $13.0 million (representing 19.5 percent of total net income for the period) for the three months ended June 30, 2010 and 2009, respectively, and $20.8 million (representing 22.1 percent of total net income for the period) and $25.5 million (representing 17.3 percent of total net income for the period) for the six months ended June 30, 2010 and 2009, respectively. Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners by the sum of the weighted-average number of common units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of limited partner units outstanding – basic	31,050,602	30,551,349	31,034,160	29,628,856
Add effect of dilutive unit incentive awards	165,036	204,675	178,412	201,138

Weighted average number of limited partner units – diluted	31,215,638	30,756,024	31,212,572	29,829,994

5. Investment in Affiliates

The Partnership’s ownership percentages in corporate joint ventures as of June 30, 2010 and December 31, 2009 were as follows:

Partnership Ownership Percentage
Explorer Pipeline Company	9.4%
West Shore Pipe Line Company	12.3%
Yellowstone Pipe Line Company	14.0%
Wolverine Pipe Line Company	31.5%
West Texas Gulf Pipe Line Company	43.8%
Mid-Valley Pipeline Company(1)	55.3%

(1)	The Partnership’s interest in the Mid-Valley Pipeline Company includes 50 percent voting rights.

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and six months ended June 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income Statement Data:
Total revenues	$122,120	$113,847	$218,217	$225,265
Net income	$36,023	$29,393	$61,312	$58,306

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of June 30, 2010 and December 31, 2009 (in thousands of dollars):

	June 30, 2010	December 31, 2009
Balance Sheet Data:
Current assets	$138,187	$126,330
Non-current assets	$687,078	$679,955
Current liabilities	$120,620	$123,506
Non-current liabilities	$562,855	$568,349
Net equity	$141,790	$114,430

The Partnership’s investments in Wolverine, West Shore, Yellowstone, and West Texas Gulf at June 30, 2010 include an excess investment amount of approximately $52.7 million, net of accumulated amortization of $4.9 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As owner of these corporate joint venture interests, the Partnership maintains certain rights providing it with the option to acquire additional ownership interests, should an owner elect to divest its interest in the corporate joint venture. In July 2010, the Partnership exercised certain rights to increase its ownership interests in Mid-Valley Pipeline Company, West Texas Gulf Pipe Line Company and West Shore Pipe Line Company in connection with another owner’s divestiture of its interests. All three transactions are expected to close within the next 30 days for an aggregate purchase price of approximately $100 million, which will initially be financed with the Operating Partnership’s $395.0 million Credit Facility.

6. Long-Term Debt

The components of long-term debt are as follows (in thousands of dollars):

	June 30, 2010	December 31, 2009
$62.5 million Credit Facility – due September 2011	$31,250	$31,250
$395.0 million Credit Facility – due November 2012	84,000	237,722
Senior Notes – 7.25%, due February 15, 2012	250,000	250,000
Senior Notes – 8.75%, due February 15, 2014	175,000	175,000
Senior Notes – 6.125%, due May 15, 2016	175,000	175,000
Senior Notes – 5.50%, due February 15, 2020	250,000	—
Senior Notes – 6.85%, due February 15, 2040	250,000	—
Less unamortized bond discount	(1,988)	(548)

	$1,213,262	$868,424

Senior Notes

In February 2010, the Operating Partnership issued $250.0 million of 5.50 percent Senior Notes and $250.0 million of 6.85 percent Senior Notes, due February 15, 2020 and February 15, 2040, respectively (“2020 and 2040 Senior Notes”). The 2020 and 2040 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2020 and 2040 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in certain sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds of $494.0 million from the 2020 and 2040 Senior Notes, were used to repay the $201.2 million promissory note issued in connection with the Partnership’s repurchase and exchange of the general partner’s IDRs, repay outstanding borrowings under the Operating Partnership’s $395.0 million Credit Facility and pre-fund future growth.

Credit Facilities

During the second quarter of 2010, the Operating Partnership amended its revolving credit facilities as follows.

•

In June 2010, Lehman Brothers (“Lehman”) was removed from the list of banks participating in the Operating Partnership’s $400.0 million Credit Facility. The removal relates to Lehman’s September 2008 bankruptcy and failure to fund its $5.0 million share of the Partnership’s borrowings under the facility. Under the amended Credit Facility, the Operating Partnership has access to $395.0 million, which is available to fund the Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes.

•

In April 2010, the Operating Partnership completed an amendment to the $62.5 million Credit Facility, which increased the maximum debt to EBITDA ratio to 4.5 to 1, which can generally be increased to 5.0 to 1 during an acquisition period. The Partnership is in compliance with this covenant as of June 30, 2010.

7. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At June 30, 2010 and December 31, 2009, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $2.3 million and $2.8 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $0.6 million and $1.8 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $1.1 million and $2.5 million for the six-month periods ended June 30, 2010 and 2009, respectively.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at June 30, 2010. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at June 30, 2010. There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at June 30, 2010.

8. Fair Value Measurements

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

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. The Partnership’s current assets (other than inventories) and current liabilities are financial instruments. At June 30, 2010, the fair values of the credit facilities approximates their carrying values since the interest rates charged reflect current market rates. The estimated fair value of senior notes is determined using observable market prices as these notes are actively traded. The estimated aggregate fair value of the 2012, 2014, 2016, 2020 and 2040 Senior Notes (“Senior Notes”) at June 30, 2010 is $1.2 billion, compared to the carrying amount of $1.1 billion.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Partnership awarded 72,615 and 84,126 units under the LTIP, net of forfeitures, and recognized share-based compensation expense of $4.0 million and $4.4 million for the six-month periods ended June 30, 2010 and 2009, respectively. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of Partners’ Capital when earned.

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

In January 2010, the Partnership repurchased, and the general partner transferred and assigned to the Partnership for cancellation, the incentive distribution rights held by the general partner under the Second Amended and Restated Agreement of Limited Partnership, as amended, as consideration for (i) the Partnership’s issuance to the general partner of new incentive distribution rights issued under the Third Amended and Restated Agreement of Limited Partnership and (ii) the Partnership’s issuance to the general partner of a promissory note in the amount of $201.2 million, which was repaid in full during the first quarter of 2010. The new incentive distribution rights provide for target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s common units equal to those applicable to the cancelled incentive distribution rights, except that (i) the general partner’s distribution split for distributions above the current second target distribution of $0.575 per common unit per quarter (or $2.30 per common unit on an annualized basis) and up to the third target distribution will increase to 37% from 25% (these percentages include the general partner’s 2.0% interest); and (ii) the third target distribution will be increased from $0.70 to $1.5825 per common unit per quarter (or from $2.80 to $6.33 per common unit on an annualized basis).

The following table compares the target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s common units under the cancelled incentive distribution rights and under the new incentive distribution rights. The new incentive distributions rights were utilized beginning with the determination of the distribution for the first quarter 2010.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Distributions paid by the Partnership for the period from January 1, 2009 through June 30, 2010 are summarized below. The distribution of $201.2 million paid to the general partner in connection with the repurchase and exchange of the general partner’s IDRs has been excluded.

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 13, 2009	$0.9900	$28.4	$10.2
May 15, 2009	$1.0150	$31.4	$11.8
August 14, 2009	$1.0400	$32.2	$12.6
November 14, 2009	$1.0650	$33.0	$13.3
February 12, 2010	$1.0900	$33.8	$13.6
May 14, 2010	$1.1150	$34.6	$10.1

On July 27, 2010, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $1.14 per common partnership unit ($4.56 annualized), representing the distribution for the second quarter 2010. The $46.0 million distribution, including $10.6 million to the general partner, will be paid on August 13, 2010 to unitholders of record at the close of business on August 9, 2010. The change in the distribution “splits” resulted in a $4.6 million reduction of the general partner’s cash distribution as compared to the previous methodology.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11. Business Segment Information

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities, and Crude Oil Pipeline System.

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three months ended June 30, 2010 and 2009, respectively (in thousands of dollars). During the three-month period ending June 30, 2009, the Partnership recognized $6.8 million of crude pipeline fees relating to the resolution of certain tariff adjustments from prior years. The amount is not considered material to the prior year results.

	Three Months Ended June 30,
	2010	2009
Segment Operating Income

Refined Products Pipeline System:
Sales and other operating revenue:
Affiliates	$19,039	$18,410
Unaffiliated customers	12,401	12,806
Other income	3,584	3,030

Total Revenues	35,024	34,246

Operating expenses	13,442	15,349
Depreciation and amortization	3,572	3,182
Selling, general and administrative expenses	5,345	5,145

Total Costs and Expenses	22,359	23,676

Operating Income	$12,665	$10,570

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$31,404	$23,977
Unaffiliated customers	27,122	22,927
Other income	671	1,391

Total Revenues	59,197	48,295

Cost of products sold and operating expenses	21,176	17,613
Depreciation and amortization	5,381	4,613
Selling, general and administrative expenses	4,793	4,878

Total Costs and Expenses	31,350	27,104

Operating Income	$27,847	$21,191

Crude Oil Pipeline System:
Sales and other operating revenue:
Affiliates	$163,596	$175,173
Unaffiliated customers	1,775,309	1,029,404
Other income	5,135	3,353

Total Revenues	1,944,040	1,207,930

Cost of products sold and operating expenses	1,904,502	1,151,832
Depreciation and amortization	4,996	3,713
Selling, general and administrative expenses	5,446	5,819

Total Costs and Expenses	1,914,944	1,161,364

Operating Income	$29,096	$46,566

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Refined Products Pipeline System	$12,665	$10,570
Terminal Facilities	27,847	21,191
Crude Oil Pipeline System	29,096	46,566

Total segment operating income	69,608	78,327
Net interest expense	18,709	11,684

Net Income	$50,899	$66,643

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table sets forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the six months ended June 30, 2010 and 2009, respectively (in thousands of dollars). During the six-month period ending June 30, 2009, the Partnership recognized $6.8 million of crude pipeline fees relating to the resolution of certain tariff adjustments from prior years. The amount is not considered material to the prior year results.

	Six Months Ended June 30,
	2010	2009
Segment Operating Income

Refined Products Pipeline System:
Sales and other operating revenue:
Affiliates	$36,829	$37,226
Unaffiliated customers	23,744	25,390
Other income	5,860	5,347

Total Revenues	66,433	67,963

Operating expenses	26,649	29,322
Depreciation and amortization	7,526	6,392
Selling, general and administrative expenses	12,046	11,087

Total Costs and Expenses	46,221	46,801

Operating Income	$20,212	$21,162

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$60,314	$47,194
Unaffiliated customers	53,212	45,997
Other income	766	1,392

Total Revenues	114,292	94,583

Cost of products sold and operating expenses	41,201	32,724
Depreciation and amortization	11,297	9,338
Selling, general and administrative expenses	11,396	10,086

Total Costs and Expenses	63,894	52,148

Operating Income	$50,398	$42,435

Crude Oil Pipeline System:
Sales and other operating revenue:
Affiliates	$290,284	$331,984
Unaffiliated customers	3,244,996	1,832,939
Other income	10,527	5,800

Total Revenues	3,545,807	2,170,723

Cost of products sold and operating expenses	3,465,977	2,046,442
Depreciation and amortization	9,646	7,358
Selling, general and administrative expenses	12,728	11,743

Total Costs and Expenses	3,488,351	2,065,543

Operating Income	$57,456	$105,180

Reconciliation of Segment Operating Income to Net Income:
Operating Income:
Refined Products Pipeline System	$20,212	$21,162
Terminal Facilities	50,398	42,435
Crude Oil Pipeline System	57,456	105,180

Total segment operating income	128,066	168,777
Net interest expense	34,085	21,228

Net Income	$93,981	$147,549

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table provides the identifiable assets for each segment as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Refined Products Pipeline System	$514,019	$476,484
Terminal Facilities	634,839	597,502
Crude Oil Pipeline System	2,386,962	1,988,065
Corporate and other	45,390	36,555

Total identifiable assets	$3,581,210	$3,098,606

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

12. Supplemental Condensed Consolidating Financial Information

The Partnership serves as guarantor of the Senior Notes and of any obligations under the $395.0 million and $62.5 million Credit Facilities. These guarantees are full and unconditional. For purposes of the following footnote, Sunoco Logistics Partners L.P. is referred to as “Parent Guarantor” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC, Sunoco Pipeline Acquisition LLC, Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC, are collectively referred to as “Non-Guarantor Subsidiaries.”

The following supplemental condensed consolidating financial information (in thousands) reflects the Parent Guarantor’s separate accounts, the Subsidiary Issuer’s separate accounts, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations and the Parent Guarantor’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent Guarantor’s investments in its subsidiaries and the Subsidiary Issuer’s investments in its subsidiaries are accounted for under the equity method of accounting.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2010

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$214,039	$—	$214,039
Unaffiliated customers	—	—	1,814,832	—	1,814,832
Equity in earnings of subsidiaries	50,895	68,779	7	(119,681)	—
Other income	—	—	9,390	—	9,390

Total Revenues	50,895	68,779	2,038,268	(119,681)	2,038,261

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,939,120	—	1,939,120
Depreciation and amortization	—	—	13,949	—	13,949
Selling, general and administrative expenses	—	—	15,584	—	15,584

Total Costs and Expenses	—	—	1,968,653	—	1,968,653

Operating Income	50,895	68,779	69,615	(119,681)	69,608
Net interest with affiliates	—	(758)	825	—	67
Other interest cost and debt expenses, net	—	19,818	—	—	19,818
Capitalized interest	—	(1,176)	—	—	(1,176)

Net Income	$50,895	$50,895	$68,790	$(119,681)	$50,899

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2009

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$217,560	$—	$217,560
Unaffiliated customers	—	—	1,065,137	—	1,065,137
Equity in earnings of subsidiaries	66,638	77,497	8	(144,143)	—
Other income	—	—	7,774	—	7,774

Total Revenues	66,638	77,497	1,290,479	(144,143)	1,290,471

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,184,794	—	1,184,794
Depreciation and amortization	—	—	11,508	—	11,508
Selling, general and administrative expenses	—	—	15,842	—	15,842

Total Costs and Expenses	—	—	1,212,144	—	1,212,144

Operating Income	66,638	77,497	78,335	(144,143)	78,327
Net interest with affiliates	—	(818)	825	—	7
Other interest cost and debt expenses, net	—	12,685	—	—	12,685
Capitalized interest	—	(1,008)	—	—	(1,008)

Net Income	$66,638	$66,638	$77,510	$(144,143)	$66,643

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2010

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$387,427	$—	$387,427
Unaffiliated customers	—	—	3,321,952	—	3,321,952
Equity in earnings of subsidiaries	93,976	126,361	13	(220,350)	—
Other income	—	—	17,153	—	17,153

Total Revenues	93,976	126,361	3,726,545	(220,350)	3,726,532

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,533,827	—	3,533,827
Depreciation and amortization	—	—	28,469	—	28,469
Selling, general and administrative expenses	—	—	36,170	—	36,170

Total Costs and Expenses	—	—	3,598,466	—	3,598,466

Operating Income	93,976	126,361	128,079	(220,350)	128,066
Net interest with affiliates	—	(1,578)	1,700	—	122
Other interest cost and debt expenses, net	—	35,927	—	—	35,927
Capitalized interest	—	(1,964)	—	—	(1,964)

Net Income	$93,976	$93,976	$126,379	$(220,350)	$93,981

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2009

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$416,404	$—	$416,404
Unaffiliated customers	—	—	1,904,326	—	1,904,326
Equity in earnings of subsidiaries	147,537	167,115	17	(314,669)	—
Other income	—	—	12,539	—	12,539

Total Revenues	147,537	167,115	2,333,286	(314,669)	2,333,269

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,108,488	—	2,108,488
Depreciation and amortization	—	—	23,088	—	23,088
Selling, general and administrative expenses	—	—	32,916	—	32,916

Total Costs and Expenses	—	—	2,164,492	—	2,164,492

Operating Income	147,537	167,115	168,794	(314,669)	168,777
Net interest with affiliates	—	(1,591)	1,650	—	59
Other interest cost and debt expenses, net	—	23,627	—	—	23,627
Capitalized interest	—	(2,458)	—	—	(2,458)

Net Income	$147,537	$147,537	$167,144	$(314,669)	$147,549

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Balance Sheet

June 30, 2010

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to Affiliates	(388)	47,995	(43,540)	—	4,067
Accounts receivable, affiliated companies	—	—	65,190	—	65,190
Accounts receivable, net	—	—	1,406,868	—	1,406,868
Inventories
Crude oil	—	—	363,165	—	363,165
Refined product			3,231		3,231
Refined product additives	—	—	1,739	—	1,739
Materials, supplies and other	—	—	841	—	841

Total Current Assets	(388)	49,995	1,797,494	—	1,847,101

Properties, plants and equipment, net	—	—	1,583,804	—	1,583,804
Investment in affiliates	568,531	1,755,137	95,207	(2,323,843)	95,032
Deferred charges and other assets	—	7,749	47,524	—	55,273

Total Assets	$568,143	$1,812,881	$3,524,029	$(2,323,843)	$3,581,210

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$—	$1,577,204	$—	$1,577,204
Accrued liabilities	887	12,882	41,630	—	55,399
Accrued taxes	—	—	30,622	—	30,622

Total Current Liabilities	887	12,882	1,649,456	—	1,663,225

Long-term debt	—	1,213,262	—	—	1,213,262
Other deferred credits and liabilities	—	—	40,812	—	40,812

Total Liabilities	887	1,226,144	1,690,268	—	2,917,299

Total Partners’ Capital	567,256	586,737	1,833,761	(2,323,843)	663,911

Total Liabilities and Partners’ Capital	$568,143	$1,812,881	$3,524,029	$(2,323,843)	$3,581,210

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliates	8,306	48,000	(47,615)	—	8,691
Accounts receivable, affiliated companies	—	—	47,791	—	47,791
Accounts receivable, net	—	—	1,280,062	—	1,280,062
Inventories
Crude oil	—	—	82,511	—	82,511
Refined product	—	—	1,857	—	1,857
Refined products additives	—	—	1,765	—	1,765
Materials, supplies and other	—	—	841	—	841

Total Current Assets	8,306	50,000	1,367,212	—	1,425,518

Properties, plants and equipment, net	—	—	1,533,721	—	1,533,721
Investment in affiliates	603,959	1,428,508	88,432	(2,032,613)	88,286
Deferred charges and other assets	—	4,096	46,985	—	51,081

Total Assets	$612,265	$1,482,604	$3,036,350	$(2,032,613)	$3,098,606

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$1	$1,253,741	$—	$1,253,742
Accrued liabilities	980	3,339	44,979	—	49,298
Accrued taxes other than income taxes	—	—	30,296	—	30,296

Total Current Liabilities	980	3,340	1,329,016	—	1,333,336

Long-term debt	—	868,424	—	—	868,424
Other deferred credits and liabilities	—	—	35,232	—	35,232

Total Liabilities	980	871,764	1,364,248	—	2,236,992

Total Partners’ Capital	611,285	610,840	1,672,102	(2,032,613)	861,614

Total Liabilities and Partners’ Capital	$612,265	$1,482,604	$3,036,350	$(2,032,613)	$3,098,606

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$93,883	$99,865	$53,410	$(220,350)	$26,808

Cash Flows from Investing Activities:
Capital expenditures	—	—	(76,175)	—	(76,175)
Intercompany	190,449	(440,180)	29,381	220,350	—

	190,449	(440,180)	(46,794)	220,350	(76,175)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(92,146)	—	—	—	(92,146)
Repayment of promissory note to General Partner	(201,282)	—	—	—	(201,282)
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,541)	—	(2,541)
Contribution from General Partner for Limited Partner unit transactions	402	—	—	—	402
Advances (to)/from affiliates, net	8,694	5	(4,075)	—	4,624
Borrowings under credit facility	—	308,000	—	—	308,000
Repayments under credit facility	—	(461,723)	—	—	(461,723)
Net proceeds from issuance of senior notes	—	494,033	—	—	494,033
Net proceeds from issuance of Limited Partner units	—	—	—	—	—

	(284,332)	340,315	(6,616)	—	49,367

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2,000	—	—	2,000

Cash and cash equivalents at end of period	$—	$2,000	$—	$—	$2,000

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2009

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$206,570	$208,568	$15,457	$(491,780)	$(61,185)

Cash Flows from Investing Activities:
Capital expenditures	—	—	(70,399)	—	(70,399)
Intercompany	(216,483)	(319,544)	44,247	491,780	—

	(216,483)	(319,544)	(26,152)	491,780	(70,399)

Cash Flows from Financing Activities:
Distribution paid to Limited Partners and General Partner	(81,765)	—	—	—	(81,765)
Net proceeds from issuance of Limited Partner units	109,516				109,516
Contribution from General Partner for Limited Partner unit transactions	2,398	—	—	—	2,398
Payments of statutory withholding on net issuance of Limited Partner units under restricted unit incentive plan	—	—	(2,149)	—	(2,149)
Advances (to)/from affiliates, net	(20,236)	—	12,844	—	(7,392)
Borrowings under credit facility	—	357,973	—	—	357,973
Repayments under credit facility	—	(420,385)	—	—	(420,385)
Net proceeds from issuance of senior notes	—	173,388	—	—	173,388

	9,913	110,976	10,695	—	131,584

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2,000	—	—	2,000

Cash and cash equivalents at end of period	$—	$2,000	$—	$—	$2,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended June 30, 2010 and 2009

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010	2009
Refined Products Pipeline System:(1)
Total shipments (barrel miles per day)(2)	51,666,714	58,066,789
Revenue per barrel mile (cents)	0.669	0.591
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals(3)	487,401	463,611
Nederland terminal	683,698	646,368
Refinery terminals(4)	471,164	599,503
Crude Oil Pipeline System:(1)(5)
Crude oil pipeline throughput (bpd)	905,997	670,133
Crude oil purchases at wellhead (bpd)	190,893	181,496
Gross margin per barrel of pipeline throughput (cents)(6)	35.7	80.4

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Includes results of the Partnership’s purchase of the Romulus, MI refined products terminal from the acquisition date.
(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.
(5)	Includes results of the Partnership’s purchase of the Excel pipeline from the acquisition date.
(6)	Represents total segment sales minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income was $50.9 million for the second quarter 2010 as compared with $66.6 million for the second quarter 2009. The $15.7 million decrease in net income was primarily the result of the absence of a wide contango crude oil market structure along with the absence of a $6.8 million non-recurring tariff adjustment in the second quarter of 2010. Also contributing to the decrease in net income was an increase in interest expense, related to the issuance of the $500 million Senior Notes in the first quarter of 2010. The reduction in net income was partially offset by higher crude oil pipeline volumes and fees and improved operating performance at the Partnership’s Nederland and the refined products terminals.

Analysis of Segment Operating Income

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities and Crude Oil Pipeline System.

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System increased $2.1 million to $12.7 million for the second quarter ended June 30, 2010 compared to the prior year’s quarter. Sales and other operating revenue increased slightly to $31.4 million compared to the prior year’s quarter due primarily to higher pipeline volumes and fees which were partially offset by the permanent shut-down of Sunoco’s Eagle Point refinery in the fourth quarter 2009. Operating expenses decreased $1.9 million to $13.4 million compared to the prior year’s quarter due primarily to reduced environmental remediation costs and increased pipeline operating gains which were favorably impacted by higher refined products prices.

Terminal Facilities

Operating income for the Terminal Facilities segment increased $6.7 million to $27.8 million for the second quarter ended June 30, 2010 compared to the prior year’s quarter. Total revenues for the second quarter of 2010 increased $10.9 million to $59.2 million. Revenue increases during the quarter were due primarily to increased tank revenues and higher volumes at the Nederland facility, including the additional tankage to support Motiva’s Port Arthur, TX refinery and additional volumes from a refined products terminal acquired in September 2009. Revenues and cost of products sold also increased compared to the prior year quarter as a result of the commencement of terminal optimization projects at the Partnership’s refined products terminals during the fourth quarter of 2009. Depreciation and amortization expense increased $0.8 million to $5.4 million for the second quarter 2010 as a result of new tankage at the Partnership’s Nederland facility and a refined products terminal acquired in September 2009.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline System decreased $17.5 million to $29.1 million for the second quarter of 2010 compared to the prior year’s quarter. This decrease in operating income was the result of a lower lease acquisition results and the absence of a non-recurring tariff adjustment recognized in 2009 related to prior period activity. Partially offsetting these reductions were higher pipeline revenues, which included revenues from a pipeline in Oklahoma which was acquired in 2009, and increased pipeline operating gains which were favorably impacted by higher crude oil prices. Other income increased $1.8 million compared to the prior year’s quarter due to increased equity income from the Partnership’s joint venture interests. Depreciation and amortization expense increased $1.3 million to $5.0 million for the second quarter 2010 due primarily to the 2009 pipeline acquisition.

Higher crude oil prices were a key driver of the increase in total revenue and cost of products sold and operating expenses from the prior year's quarter. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma increased to $77.99 per barrel for the second quarter of 2010 from $59.61 per barrel for the second quarter of 2009.

Results of Operations – Six Months Ended June 30, 2010 and 2009

Sunoco Logistics Partners L.P.

Operating Highlights

Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
Refined Products Pipeline System:(1)
Total shipments (barrel miles per day)(2)	51,680,780	58,805,197
Revenue per barrel mile (cents)	0.648	0.586
Terminal Facilities:
Terminal throughput (bpd):(3)
Refined product terminals	473,038	461,831
Nederland terminal	704,704	649,501
Refinery terminals(4)	484,398	591,179
Crude Oil Pipeline System:(1)(5)
Crude oil pipeline throughput (bpd)	871,760	667,156
Crude oil purchases at wellhead (bpd)	187,711	186,302
Gross margin per barrel of pipeline throughput (cents)(6)	37.8	92.0

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures.
(2)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)	Includes results of the Partnership’s purchase of the Romulus, MI refined products terminal from the acquisition date.
(4)	Consists of the Partnership’s Fort Mifflin Terminal Complex, the Marcus Hook Tank Farm and the Eagle Point Dock.
(5)	Includes results of the Partnership’s purchase of the Excel pipeline from the acquisition date.
(6)	Represents total segment sales minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

        Net income was $94.0 million for the six-month period ended June 30, 2010 as compared with $147.5 million for the comparable period in 2009. The $53.6 million decreases in net income was primarily the result of the absence of a wide contango crude oil market structure along with the absence of a $6.8 million non-recurring tariff adjustment in the second quarter of 2010. Also contributing to the decrease in net income was an increase in interest expense, related to the issuance of the $500 million Senior Notes in the first quarter of 2010. The reduction in net income was partially offset by higher crude oil pipeline volumes and fees and improved operating performance at the Partnership’s Nederland and the refined products terminals.

Analysis of Segment Operating Income

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System decreased $1.0 million to $20.2 million for the first half of 2010 compared to the prior year period. Sales and other operating revenue decreased $2.0 million to $60.6 million due primarily to the permanent shut-down of Sunoco’s Eagle Point refinery in the fourth quarter 2009 and refinery maintenance activity during the first quarter of 2010, partially offset by higher pipeline fees. Operating expenses decreased $2.7 million to $26.6 million compared to the prior year period due primarily to the timing of maintenance activity, decreased utility costs, and increased pipeline operating gains which were favorably impacted by higher refined products prices. Selling, general and administrative expenses increased to $12.0 million compared to $11.1 million in the prior year period due primarily to the non-recurring expenses related primarily to the Partnership’s incentive distribution rights repurchase and adjustments to compensation costs related to employee departures.

Terminal Facilities

Operating income for the Terminal Facilities segment increased $8.0 million to $50.4 million for the first half of 2010 compared to the prior year period. Total revenues increased $19.7 million to $114.3 million despite reduced volumes in the Partnership’s refinery terminals which were negatively impacted by refinery maintenance activity in the first quarter and the permanent shut-down of the Eagle Point refinery. Revenue increases during the first six months of the year were due primarily to increased tank revenues and higher volumes at the Nederland facility, including the additional tankage to support Motiva’s Port Arthur, TX refinery and additional volumes from the refined products terminal acquired in September 2009. Revenues and cost of products sold also increased compared to the prior year period as a result of the commencement of terminal optimization projects at the Partnership’s refined products terminals during the fourth quarter of 2009. Depreciation and amortization expense increased $2.0 million to $11.3 million for the first half of 2010 as a result of increased tankage at the Partnership’s Nederland facility and the acquisition of a refined products terminal previously mentioned. Selling, general and administrative expenses increased to $11.4 million compared to $10.1 million in the prior year period due primarily to the non-recurring expenses described above.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline System decreased $47.7 million to $57.5 million for the first half of 2010 compared to the prior year period. This decrease in operating income was the result of a reduced level of market related income driven primarily by the contraction of the contango market structure in 2010 and the absence of a favorable non-recurring tariff adjustment recognized in 2009. Partially offsetting these reductions were higher pipeline revenues, which included revenues from a crude oil pipeline in Oklahoma acquired in 2009, and increased pipeline operating gains which were favorably impacted by higher crude oil prices. Other income increased $4.7 million compared to the prior year period due primarily to increased equity income from the Partnership’s joint venture interests. Depreciation and amortization expense increased $2.3 million to $9.6 million for the first half of 2010 due primarily to the 2009 crude oil pipeline acquisition. Selling, general and administrative expenses increased to $12.7 million compared to $11.7 million in the prior year period primarily as a result of the non-recurring expenses described above.

Higher crude oil prices were a key driver of the increase in total revenue and cost of products sold and operating expenses from the prior year's period. The average price of West Texas Intermediate crude oil at Cushing, Oklahoma increased to $78.39 per barrel for the six months ended June 30, 2010 from $51.46 per barrel for the six months ended June 30, 2009.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the $395.0 million Credit Facility and the $62.5 million Credit Facility are our primary sources of liquidity. At June 30, 2010, we had net working capital of $183.9 million and available borrowing capacity under the credit facilities of $342.2 million. Our working capital position reflects crude oil and refined products inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, we would have had working capital of $316.6 million at June 30, 2010. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

In February 2010, the Operating Partnership issued $250.0 million of 5.50 percent Senior Notes and $250.0 million of 6.85 percent Senior Notes, due February 15, 2020 and February 15, 2040, respectively (“2020 and 2040 Senior Notes”). The 2020 and 2040 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2020 and 2040 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds from the 2020 and 2040 Senior Notes were used to repay in full the $201.2 million promissory note issued in connection with our repurchase and exchange of our general partner’s IDR interests, to repay outstanding borrowings under the $395.0 million Credit Facility and to pre-fund future growth projects.

Capital Resources

Credit Facilities

The Operating Partnership has a five-year $400.0 million Credit Facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The $400.0 million Credit Facility was amended in June 2010 to $395.0 million, related to the removal of Lehman Brothers as a participant. The $395.0 million Credit Facility matures in November 2012. At June 30, 2010, there was $84.0 million outstanding under this credit facility.

The $395.0 million Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin), or (iii) the federal funds rate plus an applicable margin.

The $395.0 million Credit Facility contains various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, or f) enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $395.0 million Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership was in compliance with this requirement as of June 30, 2010.

In March 2009, the Operating Partnership entered into a $62.5 million revolving credit facility (“$62.5 million Credit Facility”) with 2 participating financial institutions. The $62.5 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The $62.5 million Credit Facility matures in September 2011 and may be repaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin, or (c) LIBOR plus 1.0 percent plus an applicable margin. The $62.5 million Credit Facility contains various covenants similar to the $395.0 million credit facility and was amended in April 2010 to require the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.5 to 1, which can generally be increased to 5.0 to 1 during an acquisition period. The Operating Partnership was in compliance with this requirement as of June 30, 2010. At June 30, 2010, there was $31.3 million outstanding under this credit facility.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the six months ended June 30, 2010 was $26.8 million compared with $61.2 million of net cash used in operating activities for the first six months of 2009. Net cash provided by operating activities in 2010 related primarily to net income of $94.0 million and depreciation and amortization of $28.5 million offset by a $97.1 million increase in working capital. The increase in working capital was the result of increases in accounts receivable and contango inventory positions partially offset by an increase in accounts payable. The net cash used in operating activities in 2009 related to a $208.2 million increase in working capital, partially offset by net income of $147.5 million and depreciation and amortization of $23.1 million. The increase in working capital was the result of increases in accounts receivable and contango inventory positions partially offset by an increase in accounts payable.

Net cash used in investing activities for the six months of 2010 was $76.2 million compared with $70.4 million for the first six months of 2009.

Net cash provided by financing activities for the first six months of 2010 was $49.4 million compared with $131.6 million net cash provided by financing activities for the first six months of 2009. Net Cash provided by financing activities for the first six months of 2010 resulted from the $500 million issuance of senior notes, net of $6.0 million of note discounts and debt issuance costs. This source of cash was partially offset by $201.2 million in distributions to repay in full the promissory notes issued in connection with the repurchase and exchange of the general partner’s incentive distribution rights, $153.7 million net repayment of the Partnership’s credit facilities and $92.1 million in quarterly distributions to the limited partners and general partner. Net cash provided by financing activities for the first six months of 2009 resulted from $173.4 million issuance of senior notes and $109.5 million public offering completed in April and May of 2009. The net proceeds from these sources were partially offset by $62.4 million net repayment of the Partnership’s credit facilities, and $81.8 million in distributions paid to limited partners and the general partner. Net cash provided by financing activities was utilized to finance operating and investing activities, including contango inventory positions.

Under a treasury services agreement with Sunoco, the Partnership participates in Sunoco’s centralized cash management program. Advances to affiliates in the Partnership’s condensed consolidated balance sheets at June 30, 2010 and December 31, 2009 represent amounts due from Sunoco under this agreement.

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

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Six Months Ended June 30,
	2010	2009
Maintenance	$14,278	$9,022
Expansion	61,897	61,377

	$76,175	$70,399

Management continues to expect maintenance capital expenditures to be approximately $32.0 million for the year ended December 31, 2010, excluding acquisitions and reimbursements from Sunoco in accordance with the terms of certain agreements. Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.

Expansion capital expenditures for the six months ended June 30, 2010 were $61.9 million compared to $61.4 million for the first six months of 2009. Expansion capital for 2010 includes construction projects to expand services at the Partnership’s refined products terminals, increase tankage at the Nederland facility and to expand upon the Partnership’s refined products platform in the southwest United States. Management continues to expect to invest approximately $175.0 million to $200.0 million in expansion capital projects in 2010, excluding acquisitions.

In July 2010, the Partnership acquired a butane blending business from Texon L.P for $140.0 million plus inventory. The acquisition includes patented technology for sophisticated blending of butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The acquisition was funded in part by a three-year, $100.0 million note from Sunoco, Inc, which will bear interest at three-month LIBOR plus 275 basis points per annum. The balance was funded under the Operating Partnership’s $395.0 million Credit Facility. The acquisition will be included within the Terminal Facilities business segment beginning in the third quarter 2010.

In July 2010, the Partnership exercised certain rights to increase its ownership interests in Mid-Valley Pipeline Company, West Texas Gulf Pipe Line Company and West Shore Pipe Line Company. All three transactions are expected to close in the third quarter 2010 and to be immediately accretive. These acquisitions are anticipated to be purchased for an aggregate purchase price of approximately $100 million and will initially be financed with the Operating Partnership’s $395.0 million Credit Facility pending more permanent financing.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- and variable-rate debt. At June 30, 2010, we had $115.3 million of variable-rate borrowings under our revolving credit facilities. The outstanding borrowings bear interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable debt arrangements. Our weighted average interest rate on our variable-rate borrowings was 1.25 percent at June 30, 2010. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $1.2 million.

At June 30, 2010, we had $1.1 billion of fixed-rate senior notes. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at June 30, 2010 by approximately $87.8 million.

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

(a) Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer of Sunoco Partners LLC (the Partnership’s general partner) and the Vice President and Chief Financial Officer of the general partner, as appropriate, to allow timely decisions regarding required disclosure.

(b) As of June 30, 2010, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

(c) No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at June 30, 2010.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 23, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1:	Asset and Membership Interest Purchase and Sale Agreement between Texon Distributing L.P. and Butane Acquisition I LLC, dated as of June 25, 2010

2.1.1:	Schedules and Exhibits to Asset and Membership Interest Purchase and Sale Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request

10.1:	Sunoco Partners LLC Executive Involuntary Severance Plan, as amended and restated as of July 27, 2010

10.2:	Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated as of July 27, 2010

10.2.1:	Form of Restricted Unit Agreement (Performance) under the Sunoco Partners LLC Long-Term Incentive Plan

10.2.2:	Form of Restricted Unit Agreement (Time) under the Sunoco Partners LLC Long-Term Incentive Plan

10.3:	Sunoco Partners LLC Annual Incentive Plan, as amended and restated as of July 27, 2010

10.4:	Sunoco Partners LLC Directors’ Deferred Compensation Plan, as amended and restated as of July 27, 2010

10.5:	Sunoco Partners LLC Special Executive Severance Plan, as amended and restated as of July 27, 2010

10.6:	Sunoco Partners LLC Independent Director Compensation Summary

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

32.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

101.1:	The following financial statements from Sunoco Logistics Partners L.P.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010, filed with the Securities and Exchange Commission on August 4, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statement of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: August 4, 2010