Form 10-Q
period 2010-09-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2010-11-04
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At November 3, 2010, the number of the registrant’s Limited Partnership Units outstanding was 33,065,832.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Three Months Ended September 30,
	2010	2009
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$293,523	$114,905
Unaffiliated customers	1,582,624	1,305,159
Other income	7,232	8,759

Total Revenues	1,883,379	1,428,823

Costs and Expenses
Cost of products sold and operating expenses	1,762,368	1,342,002
Depreciation and amortization expense	16,400	12,240
Selling, general and administrative expenses	15,596	14,700

Total Costs and Expenses	1,794,364	1,368,942

Operating Income	89,015	59,881
Net interest cost to affiliates (Note 3)	851	21
Other interest cost and debt expense, net	20,062	12,571
Capitalized interest	(1,268)	(1,171)
Gain on investments in affiliates (Note 2)	128,451	—

Income Before Provision for Income Taxes	$197,821	$48,460
Provision for income taxes (Note 4)	3,868	—

Net Income	$193,953	$48,460
Net Income attributable to noncontrolling interests	1,099	—

Net Income attributable to Sunoco Logistics Partners L.P.	$192,854	$48,460

Calculation of Limited Partners’ interest:
Net Income attributable to Sunoco Logistics Partners L.P.	$192,854	$48,460
Less: General Partner’s interest	(14,717)	(13,368)

Limited Partners’ interest	$178,137	$35,092

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$5.60	$1.13

Diluted	$5.57	$1.13

Weighted average Limited Partners’ units outstanding:
Basic	31,797,082	30,981,265

Diluted	31,955,360	31,190,187

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except unit and per unit amounts)

	Nine Months Ended September 30,
	2010	2009
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$680,950	$531,309
Unaffiliated customers	4,904,576	3,209,485
Other income	24,385	21,298

Total Revenues	5,609,911	3,762,092

Costs and Expenses
Cost of products sold and operating expenses	5,296,195	3,450,490
Depreciation and amortization expense	44,869	35,328
Selling, general and administrative expenses	51,766	47,616

Total Costs and Expenses	5,392,830	3,533,434

Operating Income	217,081	228,658
Net interest cost to affiliates (Note 3)	973	80
Other interest cost and debt expense, net	55,989	36,198
Capitalized interest	(3,232)	(3,629)
Gain on investments in affiliates (Note 2)	128,451	—

Income Before Provision for Income Taxes	$291,802	$196,009
Provision for income taxes (Note 4)	3,868	—

Net Income	$287,934	$196,009
Net Income attributable to noncontrolling interests	1,099	—

Net Income attributable to Sunoco Logistics Partners L.P.	$286,835	$196,009

Calculation of Limited Partners’ interest:
Net Income attributable to Sunoco Logistics Partners L.P.	$286,835	$196,009
Less: General Partner’s interest	(35,472)	(38,885)

Limited Partners’ interest	$251,363	$157,124

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$8.03	$5.22

Diluted	$7.99	$5.19

Weighted average Limited Partners’ units outstanding:
Basic	31,291,262	30,084,613

Diluted	31,462,963	30,288,345

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	December 31, 2009
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$2,000	$2,000
Advances to affiliated companies (Note 3)	32,341	8,691
Accounts receivable, affiliated companies (Note 3)	82,459	47,791
Accounts receivable, net	1,365,533	1,280,062
Inventories:
Crude oil	252,107	82,511
Refined products	27,465	1,857
Refined product additives	1,896	1,765
Materials, supplies and other	4,914	841

Total Current Assets	1,768,715	1,425,518

Properties, plants and equipment	2,731,939	2,150,493
Less accumulated depreciation and amortization	(654,816)	(616,772)

Properties, plants and equipment, net	2,077,123	1,533,721

Investment in affiliates (Note 6)	71,614	88,286
Deferred charges and other assets	20,165	12,790
Goodwill (Note 7)	62,653	16,238
Intangible assets, net (Note 7)	110,690	22,053

Total Assets	$4,110,960	$3,098,606

Liabilities and Equity
Accounts payable	$1,433,010	$1,253,742
Accrued liabilities	51,472	49,298
Accrued taxes payable (Note 4)	34,994	30,296

Total Current Liabilities	1,519,476	1,333,336

Long-term debt, affiliated companies (Note 3)	100,000	—
Long-term debt (Note 8)	1,247,839	868,424
Other deferred credits and liabilities	43,729	35,232
Deferred income taxes (Note 2)	164,282	—
Commitments and contingent liabilities (Note 9)

Total Liabilities	3,075,326	2,236,992

Equity
Sunoco Logistics Partners L.P. equity
Limited partners’ interest	932,006	837,120
General partner’s interest	27,557	26,987
Accumulated other comprehensive loss	(2,034)	(2,493)

Total Sunoco Logistics Partners L.P. equity	957,529	861,614
Noncontrolling interests	78,105	—

Total Equity	1,035,634	861,614

Total Liabilities and Equity	$4,110,960	$3,098,606

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$287,934	$196,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44,869	35,328
Amortization of financing fees and bond discount	1,567	1,123
Restricted unit incentive plan expense	4,547	4,904
Gain on investments in affiliates	(128,451)	—
Deferred income tax expense	678	—
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(34,668)	51,692
Accounts receivable, net	(77,509)	(398,000)
Inventories	(184,941)	(202,645)
Accounts payable and accrued liabilities	178,916	356,236
Accrued taxes	2,460	5,889
Other	(7,293)	(12,899)

Net cash provided by operating activities	88,109	37,637

Cash Flows from Investing Activities:
Capital expenditures	(112,900)	(108,803)
Acquisitions	(243,205)	(50,000)

Net cash used in investing activities	(356,105)	(158,803)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(138,121)	(126,536)
Distributions paid to noncontrolling interests	(2,499)	—
Net proceeds from issuance of limited partner units	143,591	109,483
Contributions from general partner	3,456	2,398
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(2,541)	(2,149)
Repayments under credit facility	(731,723)	(506,385)
Borrowings under credit facility	612,500	472,973
Net proceeds from issuance of long term debt	494,026	173,348
Promissory note from affiliate	100,000	—
Repayment of promissory note to general partner	(201,282)	—
Advances to affiliated companies, net	(9,411)	(1,966)

Net cash provided by financing activities	267,996	121,166

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of year	$2,000	$2,000

Cash and cash equivalents at end of period	$2,000	$2,000

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sunoco Logistics Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined product pipelines, terminalling and storage assets, crude oil pipelines, and crude oil acquisition and marketing assets. Sunoco, Inc. and its wholly-owned subsidiaries including Sunoco, Inc. (R&M) are collectively referred to as “Sunoco.” The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil in 17 states located in the northeast, southeast, midwest and southwest United States. Sunoco accounted for approximately 16 percent and 12 percent of the Partnership’s total revenues, respectively, for the three and nine months ended September 30, 2010.

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of
Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. The Partnership expects the interim increase in quantities of inventory to significantly reduce by year end and therefore, has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. All such adjustments are of a normal recurring nature, except for the gain on investments in affiliates recorded in connection with the Partnership’s acquisitions of additional interests in Mid-Valley Pipeline Company and West Texas Gulf Pipe Line Company. Results for the three and nine months ended September 30, 2010 are not necessarily indicative of results for the full year 2010.

2. Acquisitions

During 2010, the Partnership completed the following acquisitions:

•

In July 2010, the Partnership acquired a butane blending business from Texon L.P. for $140.0 million plus inventory. The acquisition includes patented technology for blending of butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The acquisition was funded by a subordinated $100 million note from Sunoco, Inc., and borrowings under the Operating Partnership’s $395 million Credit Facility. The purchase price was allocated to the underlying net assets acquired based upon estimates of their fair values at the date of acquisition. Goodwill was recognized related to expected synergies with the Partnership’s terminal facilities. The acquisition is included within the Terminal Facilities business segment as of the third quarter of 2010.

•

In July 2010, the Partnership exercised its rights to acquire an additional ownership interest in West Shore Pipe Line Company (“West Shore”) for $6.6 million, increasing its ownership interest from 12.3 percent to 17.1 percent. West Shore owns and operates a 596-mile common carrier refined products pipeline that originates in Chicago, Illinois and services delivery points from Chicago to Wisconsin. The acquisition was ultimately funded by proceeds from the Partnership’s August 2010 equity issuance (Note 14). The investment was valued based on the fair value of the consideration transferred. The investment is accounted for as an equity method investment, with the equity income recorded based on the Partnership’s ownership percentage from the date of acquisition.

•

In July 2010, the Partnership exercised its rights to acquire an additional ownership interest in Mid-Valley Pipeline Company (“Mid-Valley”) for $58.0 million, increasing its ownership interest from 55.3 percent to 91.0 percent. Mid-Valley owns a 994-mile common carrier pipeline, which originates in Longview, Texas and terminates in Sarnia, Michigan. The pipeline provides crude oil to a number of refineries, primarily in the midwest United States.

In August 2010, the Partnership exercised similar rights to acquire an additional ownership interest in West Texas Gulf Pipe Line Company (“West Texas Gulf”) for $27.0 million, increasing its ownership interest from 43.8 percent to 60.3 percent. West Texas Gulf owns and operates a 580-mile common carrier crude oil pipeline system which originates from the West Texas oil fields at Colorado City and the Partnership’s Nederland terminal, and extends to Longview, Texas where deliveries are made to several pipelines, including Mid-Valley.

These acquisitions of the additional joint venture interests were ultimately funded by proceeds from the Partnership’s August 2010 equity issuance. As the Partnership now has a controlling financial interest in both Mid-Valley and West Texas Gulf, the joint ventures are both reflected as consolidated subsidiaries of the Partnership from the date of acquisition. Gains attributable to the re-measurement of the previously held equity interests in Mid-Valley and West Texas Gulf of $70.9 million and $57.6 million, respectively, were recognized in “Gain on investments in affiliates” in the condensed consolidated statements of income for the periods ended September 30, 2010. The fair value of the Partnership’s pre-acquisition equity interests in Mid-Valley and West Texas Gulf, $89.7 million and $71.6 million, respectively, were determined based on the amounts paid by the Partnership, which were equal to the offers of other prospective acquirers.

The following information summarizes the effects of the acquisitions on the Partnership’s balance sheet (including consolidation of Mid-Valley and West Texas Gulf) as of the acquisition date:

	Texon L.P.	West Shore Pipe Line Company	Mid-Valley Pipeline Company	West Texas Gulf Pipe Line Company
Increase in:
Current assets	$13,886	$—	$15,162	$7,620
Investment in affiliates	—	6,612	—	—
Properties, plants & equipment, net	1,192	—	232,149	238,662
Intangible assets, net	90,100	—	—	—
Goodwill	46,415	—	—	—
Deferred charges and other assets	—	—	217	12
Current liabilities	—	—	(1,894)	(1,840)
Other deferred credits and liabilities	—	—	(696)	—
Deferred income taxes	—	—	(82,655)	(80,949)
Sunoco Logistics Partners L.P. equity	—	—	(70,888)	(57,563)
Noncontrolling interests	—	—	(14,605)	(64,900)
Decrease in:	—	—	—	—
Investment in affiliates	—	—	(18,790)	(14,042)

Cash paid for acquisitions	$151,593	$6,612	$58,000	$27,000

In September 2009, the Partnership completed two acquisitions totaling approximately $50.0 million, which included:

•

The acquisition of Excel Pipeline LLC, the owner of a 52-mile crude oil pipeline in Oklahoma, from affiliates of Gary-Williams Energy Corporate. The system originates in Duncan, OK and terminates in Wynnewood, OK and had been operated by the Partnership for Gary-Williams Energy Corporate since 2007. The pipeline has been included in our Crude Oil Pipeline System segment from the date of acquisition. The purchase price was allocated to the underlying assets acquired based upon estimates of their fair values at the date of acquisition, and;

•

The acquisition of a refined products terminal located in Romulus, Michigan from R.K.A. Petroleum LLC. The terminal has storage capacity of approximately 0.4 million shell barrels and services the Detroit metropolitan areas and has been integrated into our Terminal Facilities segment from the date of acquisition. The purchase price has been allocated to the underlying net assets acquired based on estimates of their fair values on the date of acquisition.

3. Related Party Transactions

Incentive Distribution Rights Exchange

In January 2010, the Partnership entered into a repurchase agreement with its general partner, whereby the Partnership agreed to repurchase from the general partner the existing incentive distribution rights (“IDRs”) for $201.2 million and issue new incentive distribution rights. Pursuant to this transaction, the Partnership executed the Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P. (the “new partnership agreement”). The new partnership agreement reflects the cancellation of the original incentive distribution rights and the authorization and issuance of the new incentive distribution rights (Note 13). The transaction was accounted for as a reduction of the limited partners’ and general partner’s capital balances on the Partnership’s balance sheet and was initially financed with a promissory note from the general partner. The Partnership repaid the promissory note using a portion of the proceeds from the issuance of $500 million in Senior Notes in February 2010 (Note 8).

Promissory Note from Affiliate

In July 2010, the Partnership acquired a butane blending business from Texon L.P. The acquisition was partially funded by a three-year, subordinated, $100 million note from Sunoco, Inc., which bears interest at three-month LIBOR plus 275 basis points per annum. The balance of the acquisition was funded with borrowings under the Operating Partnership’s $395 million Credit Facility.

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Operating Partnership’s $395 million Credit Facility.

Administrative Services

Under the Omnibus Agreement, the Partnership pays Sunoco or the general partner an annual administrative fee that includes expenses incurred by Sunoco and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $6.0 million for the year ended December 31, 2009. The term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) was extended by one year in January 2010. The 2010 annual fee is $5.4 million. These costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership. There can be no assurance that the administrative fee dictated under Section 4.1 of the Omnibus Agreement will be at or below the current administrative fee in the future. In the event that the Partnership is unable to obtain such services from Sunoco or other third parties at or below the current cost, the Partnership’s financial condition and results of operations may be adversely impacted.

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

Affiliated Revenues and Accounts Receivable, Affiliated Companies

The Partnership is party to various agreements with Sunoco to supply crude oil and refined products, as well as to provide pipeline and terminalling services. Affiliated revenues in the condensed consolidated statements of income consist of sales of crude oil, as well as the provision of crude oil, sales of refined products, crude oil pipeline transportation and refined product pipeline transportation, terminalling, storage and blending services to Sunoco. Sales of crude oil are priced using market based rates under agreements which automatically renew on a monthly basis unless terminated by either party on 30 days written notice. Sales of refined product are priced using market based rates under agreements which are negotiated annually.

Capital Contributions

In August 2010 the Partnership completed a public offering of 2.0 million limited partnership units. As a result of this offering, the general partner contributed $3.1 million to the Partnership to maintain its 2.0 percent general partner interest.

In April and May 2009 the Partnership completed a public offering of 2.3 million limited partnership units. As a result of this offering, the general partner contributed $2.3 million to the Partnership to maintain its 2.0 percent general partner interest.

In February 2010 and 2009 the Partnership issued 0.1 million limited partnership units, in each year, to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of limited partnership units, the general partner contributed $0.1 million in each period to the Partnership to maintain its 2.0 percent general partner interest. The Partnership recorded these amounts as capital contributions to Equity within its condensed consolidated balance sheets.

4. Income Taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes, nor is it a taxable entity for the majority of states in which the Partnership operates. However, in the third quarter of 2010, the Partnership acquired controlling financial interests in Mid-Valley and West Texas Gulf, both of which are subject to income taxes for federal and state purposes. The financial position and results of operations for these entities from the acquisition date are consolidated in the Partnership’s financial statements. The Partnership recognized state and federal income taxes of $3.9 million in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2010, which was primarily attributable to income from Mid-Valley and West Texas Gulf. Accrued income taxes and deferred income taxes were $1.4 million and $164.3 million, respectively, at September 30, 2010.

5. Net Income Per Unit Data

The general partner’s interest in net income attributable to the Partnership consists of its 2.0 percent general partner interest and “incentive distributions,” which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 13). The general partner was allocated net income attributable to the Partnership of $14.7 million (representing 8 percent of total net income attributable to Sunoco Logistics Partners L.P. for the period) and $13.4 million (representing 28 percent of total net income attributable to Sunoco Logistics Partners L.P. for the period) for the three months ended September 30, 2010 and 2009, respectively, and $35.5 million (representing 12 percent of total net income attributable to Sunoco Logistics Partners L.P. for the period) and $38.9 million (representing 20 percent of total net income attributable to Sunoco Logistics Partners L.P. for the period) for the nine months ended September 30, 2010 and 2009, respectively. Diluted net income attributable to the Partnership per limited partner unit is calculated by dividing net income applicable to limited partners by the sum of the weighted-average number of limited partnership units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of limited partner units outstanding – basic	31,797,082	30,981,265	31,291,262	30,084,613
Add effect of dilutive unit incentive awards	158,278	208,922	171,701	203,732

Weighted average number of limited partner units – diluted	31,955,360	31,190,187	31,462,963	30,288,345

6. Investment in Affiliates

The table below summarizes the Partnership’s ownership percentages in its investments in corporate joint ventures, as well as the related accounting treatment, as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
Explorer Pipeline Company	9.4%	Equity method	9.4%	Equity method
Yellowstone Pipe Line Company	14.0%	Equity method	14.0%	Equity method
West Shore Pipe Line Company	17.1%	Equity method	12.3%	Equity method
Wolverine Pipe Line Company	31.5%	Equity method	31.5%	Equity method
West Texas Gulf Pipe Line Company	60.3%	Consolidated	43.8%	Equity method
Mid-Valley Pipeline Company	91.0%	Consolidated	55.3%	Equity method

The following table provides summarized combined statement of income data on a 100 percent basis for the Partnership’s corporate joint venture interests for the three and nine months ended September 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010(1)	2009	2010(1)	2009
Income Statement Data:
Total revenues	$130,125	$125,248	$348,381	$350,513
Net income	$40,498	$39,717	$101,809	$98,023

(1)	The income statement data for the three and nine months ended September 30, 2010 excludes revenue and net income related to Mid-Valley and West Texas Gulf subsequent to the dates of the acquisition of the Partnership’s controlling financial interests.

The following table provides summarized combined balance sheet data on a 100 percent basis for the Partnership’s corporate joint venture interests as of September 30, 2010 and December 31, 2009 (in thousands of dollars):

	September 30, 2010(1)	December 31, 2009
Balance Sheet Data:
Current assets	$133,528	$126,330
Non-current assets	$643,408	$679,955
Current liabilities	$120,970	$123,506
Non-current liabilities	$554,766	$568,349
Net equity	$101,200	$114,430

(1)

The balance sheet data as of September 30, 2010 excludes the asset, liability and equity balances for Mid-Valley and West Texas Gulf. These joint ventures are included in the Partnership’s consolidated balance sheet as of September 30, 2010.

The Partnership’s investments in Wolverine, West Shore and Yellowstone at September 30, 2010 include an excess investment amount of approximately $49.4 million, net of accumulated amortization of $2.3 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. The excess investment was allocated to the underlying tangible and intangible assets. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years and included within depreciation and amortization in the condensed consolidated statements of income.

7. Intangible Assets

Identifiable Intangible Assets

The Partnership’s intangible assets include customer relationships, technology and certain contracts. The Partnership’s intangible assets were valued at $110.7 million, net of accumulated amortization of $3.1 million as of September 30, 2010. Amortization expense related to these intangibles was $2.0 million and $2.6 million for the three and nine month periods ended September 30, 2010, respectively. The values assigned to these intangible assets are amortized to earnings using a straight-line approach, over a weighted-average amortization period of approximately 15 years.

•

Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with business combinations or asset purchases whereby (i) the Partnership acquired information about or access to customers, (ii) the customers now have the ability to transact business with the Partnership and (iii) the Partnership is uniquely positioned due to limited competition to provide products or services to the customers.

•	Technology-related intangible assets are the Partnership’s patents for blending of butane into refined products. These patents are amortized over their remaining lives.

•

Contract-based intangible assets represent specific commercial rights acquired by the Partnership in connection with business combinations or asset purchases. These contracts are amortized over the remaining lives of the contracts.

As of September 30, 2010, the Partnership forecasts $7.7 million of annual amortization expense for each year through the year 2015 for these intangible assets.

Intangible assets attributable to rights of way are included in the Property, Plants and Equipment in the Partnership’s consolidated balance sheet at September 30, 2010 and December 31, 2009.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of net assets acquired. Goodwill is no longer amortized, however it is subject to the Partnership’s annual impairment testing. The Partnership’s goodwill balance at September 30, 2010 was $62.6 million compared to $16.2 million at December 31, 2009. The $46.4 million increase in goodwill relates to the expected synergies with the Partnership’s refined products terminals (Note 2).

8. Debt

The components of the Partnership’s debt balances are as follows (in thousands of dollars):

	September 30, 2010	December 31, 2009
Long-Term Debt, Affiliated Companies
Promissory note – due May 2013	$100,000	$—

Long-Term Debt
$62.5 million Credit Facility – due September 2011	31,250	31,250
$395 million Credit Facility – due November 2012	118,500	237,722
Senior Notes – 7.25%, due February 15, 2012	250,000	250,000
Senior Notes – 8.75%, due February 15, 2014	175,000	175,000
Senior Notes – 6.125%, due May 15, 2016	175,000	175,000
Senior Notes – 5.50%, due February 15, 2020	250,000	—
Senior Notes – 6.85%, due February 15, 2040	250,000	—
Less unamortized bond discount	(1,911)	(548)

	$1,247,839	$868,424

Promissory Note, Affiliated Companies

During the third quarter of 2010, the Operating Partnership entered into a subordinated $100 million variable rate promissory note due to Sunoco, Inc. in May 2013. The note bears interest at three-month LIBOR plus 275 basis points per annum. The proceeds from this note were used to fund a portion of the purchase price of the Partnership’s acquisition of a butane blending business in July 2010.

Senior Notes

In February 2010, the Operating Partnership issued $250.0 million of 5.50 percent Senior Notes and $250.0 million of 6.85 percent Senior Notes, due February 15, 2020 and February 15, 2040, respectively (“2020 and 2040 Senior Notes”). The 2020 and 2040 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2020 and 2040 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in certain sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds of $494.0 million from the 2020 and 2040 Senior Notes, were used to repay the $201.2 million promissory note issued in connection with the Partnership’s repurchase and exchange of the general partner’s IDRs, repay outstanding borrowings under the Operating Partnership’s $395 million Credit Facility and pre-fund future growth.

Credit Facilities

During the second quarter of 2010, the Operating Partnership amended its revolving credit facilities as follows.

•

In June 2010, Lehman Brothers (“Lehman”) was removed from the list of banks participating in the Operating Partnership’s $400 million Credit Facility. The removal relates to Lehman’s September 2008 bankruptcy and failure to fund its $5.0 million share of the Partnership’s borrowings under the facility. Under the amended Credit Facility, the Operating Partnership has access to $395 million, which is available to fund the Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes.

•

In April 2010, the Operating Partnership completed an amendment to the $62.5 million Credit Facility, which increased the maximum debt to EBITDA ratio to 4.5 to 1, which can generally be increased to 5.0 to 1 during an acquisition period. The Partnership is in compliance with this covenant as of September 30, 2010.

9. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At September 30, 2010 and December 31, 2009, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $3.1 million and $2.8 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $0.7 million and $1.2 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $1.5 million and $3.7 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

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

Coincident with the closing of the Partnership’s February 2002 initial public offering (“IPO”), Sunoco indemnified the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed to the Partnership that arise from the operation of such assets prior to the closing of the IPO. Sunoco has indemnified the Partnership for 100 percent of all losses asserted within the first 21 years of closing of the IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent a year. For example, for a claim asserted during the twenty-third year after closing of the IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco for events and conditions associated with the operation of the Partnership’s assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

Sunoco also has indemnified the Partnership for liabilities, other than environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arise out of Sunoco’s ownership and operation of the assets prior to the closing of the February 2002 IPO and that are asserted within 10 years after closing of the February 2002 IPO. In addition, Sunoco has also indemnified the Partnership from liabilities relating to certain defects in title to the assets contributed to the Partnership and associated with failure to obtain certain consents and permits necessary to conduct its business that arise within 10 years after closing of the February 2002 IPO as well as from liabilities relating to legal actions currently pending against Sunoco or its affiliates and events and conditions associated with any assets retained by Sunoco or its affiliates.

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at September 30, 2010. The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at September 30, 2010. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

10. Derivatives and Risk Management

The Partnership is exposed to various market risks, including volatility in crude oil and refined product prices and interest rates. In order to manage such exposure, the Partnership’s policy is (i) to only purchase crude oil and refined products for which sales contracts have been executed or for which ready markets exist, (ii) to structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not to acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Although the Partnership seeks to maintain a balanced inventory position within its commodity inventories, net unbalances may occur for short periods of time due to production, transportation and delivery variances. When physical inventory builds or draws do occur, the Partnership continuously manages the variance to a balanced position over a period of time. Pursuant to the Partnership’s approved risk management policy, derivative contracts may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions.

Price Risk Management

The Partnership is exposed to risks associated with changes in the market price of crude oil and refined products as a result of the forecasted purchase or sale of these products. These risks are primarily associated with price volatility related to pre-existing or anticipated purchases, sales and storage. Price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. The Partnership does not utilize derivative instruments to manage its exposure to prices related to crude oil purchase and sale activities. The Partnership does utilize derivatives such as swaps, futures and other derivative instruments to mitigate the risk associated with unfavorable market movements in the price of refined products. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing us to transfer this price risk to counterparties who are able and willing to bear it.

While all derivative instruments utilized by the Partnership represent economic hedges, certain of these derivatives are not designated as hedges for accounting purposes. Such derivatives include certain contracts that were entered into and closed during the same accounting period and contracts for which there is not sufficient correlation to the related items being economically hedged. The physical contracts related to the Partnership’s crude oil and refined product businesses that qualify as derivatives have been designated as normal purchases and sales and are accounted for using traditional accrual accounting.

For refined product derivative contracts that are not designated as hedges for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of income during the current period. For refined product derivative contracts that are designated and qualify as cash flow hedges pursuant to generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period.

As of and for the periods ended September 30, 2010, the impact of the Partnership’s hedging activities was not material to the financial statements. The Partnership had open derivative positions of 1.7 million barrels of refined products at September 30, 2010, which vary in duration but do not extend beyond April 2011. The Partnership had no commodity-related derivative activities during the three or nine month periods ended September 30, 2009.

Credit Risks

The Partnership faces counterparty credit risk as a result of our use of financial derivative contracts. Our counterparties consist primarily of financial institutions and major integrated oil companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

The Partnership maintains credit policies with regard to our counterparties that we believe minimize our overall credit risk. The Partnership’s customers’ credit positions are analyzed prior to extending credit and periodically after the credit has been extended. The Partnership manages its exposure to derivative counterparty credit risk through credit analysis, credit approvals, credit limits, and monitoring procedures.

The Partnership’s over-the-counter derivatives are entered into with counterparties outside of organized exchanges. While we actively monitor the risk associated with entering into such transactions, it is possible that losses can result from counterparty credit risk in the future. At September 30, 2010, the potential exposure to credit losses on over-the-counter derivatives was immaterial.

11. Fair Value Measurements

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

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. The Partnership’s current assets (other than inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the consolidated balance sheet. The estimated fair value of the financial instruments approximates their carrying value. At September 30, 2010, the fair values of the credit facilities and the promissory note to Sunoco, Inc. approximate their carrying value, since the interest rates charged reflect current market rates. The estimated fair value of the senior notes is determined using observable market prices, as these notes are actively traded. The estimated aggregate fair value of the Senior Notes at September 30, 2010 is $1.3 billion, compared to the carrying amount of $1.1 billion. The estimated aggregate fair value of the Senior Notes at December 31, 2009 was $664.4 million, compared to the carrying amount of $599.5 million.

12. Management Incentive Plan

Sunoco Partners LLC, the general partner of the Partnership, participates in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) for employees and directors of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors with respect to employee awards, and by the non-independent members of the general partner’s board of directors with respect to awards granted to the independent members. The LTIP currently permits the grant of restricted units and unit options covering an aggregate of 1,250,000 limited partnership units. There have been no grants of unit options since the inception of the LTIP. Restricted unit awards may also include tandem distribution equivalent rights (“DERs”) at the discretion of the Compensation Committee.

The Partnership awarded 81,315 and 91,390 units under the LTIP, net of forfeitures, and recognized share-based compensation expense of $4.5 million and $4.9 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of Equity when earned.

13. Cash Distributions

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

In January 2010, the Partnership repurchased, and the general partner transferred and assigned to the Partnership for cancellation, the incentive distribution rights held by the general partner under the Second Amended and Restated Agreement of Limited Partnership, as amended, as consideration for (i) the Partnership’s issuance to the general partner of new incentive distribution rights issued under the Third Amended and Restated Agreement of Limited Partnership and (ii) the Partnership’s issuance to the general partner of a promissory note in the amount of $201.2 million, which was repaid in full during the first quarter of 2010. The new incentive distribution rights provide for target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s limited partnership units equal to those applicable to the cancelled incentive distribution rights, except that (i) the general partner’s distribution split for distributions above the current second target distribution of $0.575 per limited partnership unit per quarter (or $2.30 per limited partnership unit on an annualized basis) and up to the third target distribution will increase to 37% from 25% (these percentages include the general partner’s 2.0% interest); and (ii) the third target distribution will be increased from $0.70 to $1.5825 per limited partnership unit per quarter (or from $2.80 to $6.33 per limited partnership unit on an annualized basis).

The following table compares the target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s limited partnership units under the cancelled incentive distribution rights and under the new incentive distribution rights. The new incentive distributions rights were utilized beginning with the determination of the distribution for the first quarter 2010.

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

Distributions paid by the Partnership for the period from January 1, 2009 through September 30, 2010 are summarized below. The distribution of $201.2 million paid to the general partner in connection with the repurchase and exchange of the general partner’s IDRs has been excluded.

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to Limited Partners	Total Cash Distribution to the General Partner
		($ in millions)	($ in millions)
February 13, 2009	$0.9900	$28.4	$10.2
May 15, 2009	$1.0150	$31.4	$11.8
August 14, 2009	$1.0400	$32.2	$12.6
November 14, 2009	$1.0650	$33.0	$13.3
February 12, 2010	$1.0900	$33.8	$13.6
May 14, 2010	$1.1150	$34.6	$10.1
August 13, 2010	$1.1400	$35.4	$10.6

On October 27, 2010, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $1.17 per limited partnership unit ($4.68 annualized), representing the distribution for the third quarter 2010. The $50.6 million distribution, including $11.9 million to the general partner, will be paid on November 12, 2010 to unitholders of record on November 8, 2010. The change in the distribution “splits” resulted in a $5.4 million reduction of the general partner’s cash distribution as compared to the previous methodology.

14. Equity

The changes in the carrying amounts of equity attributable to Sunoco Logistics Partners L.P. and noncontrolling interests, including comprehensive income (loss), for the nine months periods ended September 30, 2009 and 2010 are summarized in the following tables (in thousands):

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2008	$653,283	$19,747	$(3,130)	$—	$669,900

Comprehensive Income:
Net Income	157,124	38,885	—	—	196,009
Adjustment to recognize the funded status of our affiliates’ postretirement plans	—	—	(443)	—	(443)
Recovery of unrealized loss on cash flow hedges	—	—	678	—	678

Total comprehensive income	157,124	38,885	235	—	196,244
Issuance of Limited Partners units to the public	109,483	—	—	—	109,483
Units issued under incentive plans	4,904	—	—	—	4,904
Distribution equivalent rights	(1,251)	—	—	—	(1,251)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(2,149)	—	—	—	(2,149)
Contributions from general partner	—	2,398	—	—	2,398
Distributions paid to limited partners, general partner and noncontrolling interests	(92,034)	(34,502)	—	—	(126,536)

Balance at September 30, 2009	$829,360	$26,528	$(2,895)	$—	$852,993

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2009	$837,120	$26,987	$(2,493)	$—	$861,614

Comprehensive Income:
Net Income	251,363	35,472	—	1,099	287,934
Adjustment to recognize the funded status of our affiliates’ postretirement plans	—	—	576	—	576
Recovery of unrealized loss on cash flow hedges	—	—	(117)	—	(117)

Total comprehensive income	251,363	35,472	459	1,099	288,393
Issuance of Limited Partners units to the public	143,591		—	—	143,591
Units issued under incentive plans	4,547	—	—	—	4,547
Distribution equivalent rights	(1,029)	—	—	—	(1,029)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(2,541)	—	—	—	(2,541)
Noncontrolling equity in joint venture acquisitions	—	—	—	79,505	79,505
Repayment of promissory note	(197,256)	(4,026)	—	—	(201,282)
Contributions from general partner	—	3,456	—	—	3,456
Distributions paid to limited partners, general partner and noncontrolling interests	(103,789)	(34,332)	—	(2,499)	(140,620)

Balance at September 30, 2010	$932,006	$27,557	$(2,034)	$78,105	$1,035,634

In August 2010, the Partnership completed a public offering of 2.0 million limited partner units. Net proceeds of $143.6 million were used to fund the acquisition of additional interests in three of the Partnership’s joint venture pipelines and to reduce outstanding borrowings under the Operating Partnership’s $395 million revolving credit facility. In connection with this offering, the general partner contributed $3.1 million to the Partnership to maintain its 2 percent general partner interest. At September 30, 2010, Sunoco’s ownership in the Partnership, including its 2 percent general partner interest, was 31.2 percent.

In April and May 2009 the Partnership completed a public offering of 2.25 million common units. Net proceeds of approximately $109.5 million were used to reduce outstanding borrowings under the Partnership’s $395 million Credit Facility and for general partnership purposes. As a result of these offerings of common units, the general partner contributed $2.3 million to the Partnership to maintain its 2.0 percent general partner interest.

15. Business Segment Information

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities, and Crude Oil Pipeline System.

The following tables set forth condensed statement of income information concerning the Partnership’s business segments and reconciles total segment operating income to net income for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands of dollars).

	Three Months Ended September 30,
	2010	2009
Segment Operating Income

Refined Products Pipeline System:
Sales and other operating revenue:
Affiliates	$19,905	$19,863
Unaffiliated customers	9,822	12,169
Operating Income	13,230	13,280

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$27,259	$24,142
Unaffiliated customers	31,637	22,056
Operating Income	23,578	20,710

Crude Oil Pipeline System: (1)
Sales and other operating revenue:
Affiliates	$246,359	$70,900
Unaffiliated customers	1,541,165	1,270,934
Operating Income	52,207	25,891

Reconciliation of Segment Operating Income to Net Income: (1)
Operating Income:
Refined Products Pipeline System	$13,230	$13,280
Terminal Facilities	23,578	20,710
Crude Oil Pipeline System	52,207	25,891

Total segment operating income	$89,015	$59,881
Net interest expense	19,645	11,421
Gain on investments in affiliates	128,451	—

Income before provision for income taxes	$197,821	$48,460
Provision for income taxes	3,868	—

Net Income	$193,953	$48,460
Net Income attributable to noncontrolling interests	1,099	—

Net Income attributable to Sunoco Logistics Partners L.P.	$192,854	$48,460

(1)	Includes consolidated results of Mid-Valley and West Texas Gulf from the acquisition date.

	Nine Months Ended September 30,
	2010	2009
Segment Operating Income

Refined Products Pipeline System:
Sales and other operating revenue:
Affiliates	$56,734	$57,089
Unaffiliated customers	33,566	37,559
Operating Income	33,442	34,442

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$87,573	$71,336
Unaffiliated customers	84,849	68,053
Operating Income	73,976	63,145

Crude Oil Pipeline System: (1)
Sales and other operating revenue:
Affiliates	$536,643	$402,884
Unaffiliated customers	4,786,161	3,103,873
Operating Income	109,663	131,071
Reconciliation of Segment Operating Income to Net Income: (1)
Operating Income:
Refined Products Pipeline System	$33,442	$34,442
Terminal Facilities	73,976	63,145
Crude Oil Pipeline System	109,663	131,071

Total segment operating income	$217,081	$228,658
Net interest expense	53,730	32,649
Gain on investments in affiliates	128,451	—

Income before provision for income taxes	$291,802	$196,009
Provision for income taxes	3,868	—

Net Income	$287,934	$196,009
Net Income attributable to noncontrolling interests	1,099	—

Net Income attributable to Sunoco Logistics Partners L.P.	$286,835	$196,009

(1)	Includes consolidated results of Mid-Valley and West Texas Gulf from the acquisition date.

The following table provides the identifiable assets for each segment as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Refined Products Pipeline System	$519,652	$476,484
Terminal Facilities	828,664	597,502
Crude Oil Pipeline System(1)	2,687,378	1,988,065
Corporate and other	75,266	36,555

Total identifiable assets	$4,110,960	$3,098,606

(1)	Include consolidated balances of Mid-Valley and West Texas Gulf at September 30, 2010.

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

16. Supplemental Condensed Consolidating Financial Information

The Partnership serves as guarantor of the Senior Notes and of any obligations under the $395 million and $62.5 million Credit Facilities. These guarantees are full and unconditional. For purposes of the following footnote, Sunoco Logistics Partners L.P. is referred to as “Parent Guarantor” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipeline Company of Delaware LLC, Sunoco Pipeline Acquisition LLC, Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC and Sunoco Partners Lease Acquisition & Marketing LLC are collectively referred to as “Non-Guarantor Subsidiaries.” Non-Guarantor Subsidiaries have been updated for the 2010 periods presented to reflect the consolidation of Mid-Valley Pipeline Company and West Texas Gulf Pipe Line Company from the acquisition dates and as of September 30, 2010.

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

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2010

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$293,523	$—	$293,523
Unaffiliated customers	—	—	1,582,624	—	1,582,624
Equity in earnings of subsidiaries	192,854	211,656	21	(404,531)	—
Other income	—	—	7,232	—	7,232

Total Revenues	192,854	211,656	1,883,400	(404,531)	1,883,379

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,762,368	—	1,762,368
Depreciation and amortization expense	—	—	16,400	—	16,400
Selling, general and administrative expenses	—	—	15,596	—	15,596

Total Costs and Expenses	—	—	1,794,364	—	1,794,364

Operating Income	192,854	211,656	89,036	(404,531)	89,015
Net interest cost to affiliates	—	8	843	—	851
Other interest cost and debt expenses, net	—	20,062	—	—	20,062
Capitalized interest	—	(1,268)	—	—	(1,268)
Gain on investments in affiliates	—	—	128,451	—	128,451

Income Before Provision for Income Taxes	$192,854	$192,854	$216,644	$(404,531)	$197,821
Provision for income taxes	—	—	3,868	—	3,868

Net Income	$192,854	$192,854	$212,776	$(404,531)	$193,953
Net Income attributable to noncontrolling interests	—	—	1,099	—	1,099

Net Income attributable to Sunoco Logistics Partners L.P.	$192,854	$192,854	$211,677	$(404,531)	$192,854

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2009

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$114,905	$—	$114,905
Unaffiliated customers	—	—	1,305,159	—	1,305,159
Equity in earnings of subsidiaries	48,454	59,050	6	(107,510)	—
Other income	—	—	8,759	—	8,759

Total Revenues	48,454	59,050	1,428,829	(107,510)	1,428,823

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,342,002	—	1,342,002
Depreciation and amortization expense	—	—	12,240	—	12,240
Selling, general and administrative expenses	—	—	14,700	—	14,700

Total Costs and Expenses	—	—	1,368,942	—	1,368,942

Operating Income	48,454	59,050	59,887	(107,510)	59,881
Net interest with affiliates	—	(804)	825	—	21
Other interest cost and debt expenses, net	—	12,571	—	—	12,571
Capitalized interest	—	(1,171)	—	—	(1,171)

Income Before Provision for Income Taxes	$48,454	$48,454	$59,062	$(107,510)	$48,460
Provision for income taxes	—	—	—	—	—

Net Income	$48,454	$48,454	$59,062	$(107,510)	$48,460
Net Income attributable to noncontrolling interests	—	—	—	—	—

Net Income attributable to Sunoco Logistics Partners L.P.	$48,454	$48,454	$59,062	$(107,510)	$48,460

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2010

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$680,950	$—	$680,950
Unaffiliated customers	—	—	4,904,576	—	4,904,576
Equity in earnings of subsidiaries	286,801	338,038	34	(624,873)	—
Other income	—	—	24,385	—	24,385

Total Revenues	286,801	338,038	5,609,945	(624,873)	5,609,911

Costs and Expenses
Cost of products sold and operating expenses	—	—	5,296,195	—	5,296,195
Depreciation and amortization expense	—	—	44,869	—	44,869
Selling, general and administrative expenses	—	—	51,766	—	51,766

Total Costs and Expenses	—	—	5,392,830	—	5,392,830

Operating Income	286,801	338,038	217,115	(624,873)	217,081
Net interest with affiliates	—	(1,520)	2,493	—	973
Other interest cost and debt expenses, net	—	55,989	—	—	55,989
Capitalized interest	—	(3,232)	—	—	(3,232)
Gain on investments in affiliates	—	—	128,451	—	128,451

Income Before Provision for Income Taxes	$286,801	$286,801	$343,073	$(624,873)	$291,802
Provision for income taxes	—	—	3,868	—	3,868

Net Income	$286,801	$286,801	$339,205	$(624,873)	$287,934
Net Income attributable to noncontrolling interests	—	—	1,099	—	1,099

Net Income attributable to Sunoco Logistics Partners L.P.	$286,801	$286,801	$338,106	$(624,873)	$286,835

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2009

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$531,309	$—	$531,309
Unaffiliated customers	—	—	3,209,485	—	3,209,485
Equity in earnings of subsidiaries	195,991	226,165	23	(422,179)	—
Other income	—	—	21,298	—	21,298

Total Revenues	195,991	226,165	3,762,115	(422,179)	3,762,092

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,450,490	—	3,450,490
Depreciation and amortization expense	—	—	35,328	—	35,328
Selling, general and administrative expenses	—	—	47,616	—	47,616

Total Costs and Expenses	—	—	3,533,434	—	3,533,434

Operating Income	195,991	226,165	228,681	(422,179)	228,658
Net interest cost to affiliates	—	(2,395)	2,475	—	80
Other interest cost and debt expenses, net	—	36,198	—	—	36,198
Capitalized interest	—	(3,629)	—	—	(3,629)
Gain on investments in affiliates	—	—	—	—	—

Income Before Provision for Income Taxes	$195,991	$195,991	$226,206	$(422,179)	$196,009
Provision for income taxes	—	—	—	—	—

Net Income	$195,991	$195,991	$226,206	$(422,179)	$196,009
Net Income attributable to noncontrolling interests	—	—	—	—	—

Net Income attributable to Sunoco Logistics Partners L.P.	$195,991	$195,991	$226,206	$(422,179)	$196,009

Condensed Consolidating Balance Sheet

September 30, 2010

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliated companies	16,604	47,179	(31,442)	—	32,341
Accounts receivable, affiliated companies	—	—	82,459	—	82,459
Accounts receivable, net	—	—	1,365,533	—	1,365,533
Inventories
Crude oil	—	—	252,107	—	252,107
Refined products	—	—	27,465		27,465
Refined product additives	—	—	1,896	—	1,896
Materials, supplies and other	—	—	4,914	—	4,914

Total Current Assets	16,604	49,179	1,702,932	—	1,768,715

Properties, plants and equipment, net	—	—	2,077,123	—	2,077,123
Investment in affiliates	652,467	1,953,651	71,817	(2,606,321)	71,614
Deferred charges and other assets	—	7,338	12,827	—	20,165
Goodwill	—	—	62,653	—	62,653
Intangible assets, net	—	—	110,690	—	110,690

Total Assets	$669,071	$2,010,168	$4,038,042	$(2,606,321)	$4,110,960

Liabilities and Equity
Current Liabilities
Accounts payable	$—	$—	$1,433,010	$—	$1,433,010
Accrued liabilities	888	11,710	38,874	—	51,472
Accrued taxes payable	—	—	34,994	—	34,994

Total Current Liabilities	888	11,710	1,506,878	—	1,519,476

Long-term debt, affiliated companies	—	100,000	—	—	100,000
Long-term debt	—	1,247,839	—	—	1,247,839
Other deferred credits and liabilities	—	—	43,729	—	43,729
Deferred income taxes	—	—	164,282	—	164,282

Total Liabilities	888	1,359,549	1,714,889	—	3,075,326

Sunoco Logistics Partners L.P. equity	668,183	650,619	2,245,048	(2,606,321)	957,529
Noncontrolling interests	—	—	78,105	—	78,105

Total Equity	668,183	650,619	2,323,153	(2,606,321)	1,035,634

Total Liabilities and Equity	$669,071	$2,010,168	$4,038,042	$(2,606,321)	$4,110,960

Condensed Consolidating Balance Sheet

December 31, 2009

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2,000	$—	$—	$2,000
Advances to affiliates	8,306	48,000	(47,615)	—	8,691
Accounts receivable, affiliated companies	—	—	47,791	—	47,791
Accounts receivable, net	—	—	1,280,062	—	1,280,062
Inventories
Crude oil	—	—	82,511	—	82,511
Refined product	—	—	1,857	—	1,857
Refined products additives	—	—	1,765	—	1,765
Materials, supplies and other	—	—	841	—	841

Total Current Assets	8,306	50,000	1,367,212	—	1,425,518

Properties, plants and equipment, net	—	—	1,533,721	—	1,533,721
Investment in affiliates	603,959	1,428,508	88,432	(2,032,613)	88,286
Deferred charges and other assets	—	4,096	8,694	—	12,790
Goodwill	—	—	16,238	—	16,238
Intangible assets	—	—	22,053	—	22,053

Total Assets	$612,265	$1,482,604	$3,036,350	$(2,032,613)	$3,098,606

Liabilities and Equity
Current Liabilities
Accounts payable	$—	$1	$1,253,741	$—	$1,253,742
Accrued liabilities	980	3,339	44,979	—	49,298
Accrued taxes payable	—	—	30,296	—	30,296

Total Current Liabilities	980	3,340	1,329,016	—	1,333,336

Long-term debt	—	868,424	—	—	868,424
Other deferred credits and liabilities	—	—	35,232	—	35,232

Total Liabilities	980	871,764	1,364,248	—	2,236,992

Sunoco Logistics Partners L.P. Equity	611,285	610,840	1,672,102	(2,032,613)	861,614

Total Equity	611,285	610,840	1,672,102	(2,032,613)	861,614

Total Liabilities and Equity	$612,265	$1,482,604	$3,036,350	$(2,032,613)	$3,098,606

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows Provided by Operating Activities	$286,709	$298,413	$127,860	$(624,873)	$88,109

Cash Flows from Investing Activities:
Capital expenditures	—	—	(112,900)	—	(112,900)
Acquisitions	—	—	(243,205)	—	(243,205)
Intercompany	(83,556)	(774,037)	232,720	624,873	—

	(83,556)	(774,037)	(123,385)	624,873	(356,105)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(138,121)	—	—	—	(138,121)
Distributions paid to noncontrolling interests	(2,499)	—	—	—	(2,499)
Net proceeds from issuance of limited partner units	143,591	—	—	—	143,591
Contribution from general partner	3,456	—	—	—	3,456
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(2,541)	—	(2,541)
Repayments under credit facility	—	(731,723)	—	—	(731,723)
Borrowings under credit facility	—	612,500	—	—	612,500
Net proceeds from issuance of long term debt	—	494,026	—	—	494,026
Promissory note from affiliate	—	100,000	—	—	100,000
Repayment of promissory note to general partner	(201,282)	—	—	—	(201,282)
Advances (to)/from affiliates, net	(8,298)	821	(1,934)	—	(9,411)

	(203,153)	475,624	(4,475)	—	267,996

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2,000	—	—	2,000

Cash and cash equivalents at end of period	$—	$2,000	$—	$—	$2,000

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2009

(unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows Provided by Operating Activities	$279,658	$274,720	$156,455	$(673,196)	$37,637

Cash Flows from Investing Activities:
Capital expenditures	—	—	(108,803)	—	(108,803)
Acquisitions	—	—	(50,000)	—	(50,000)
Intercompany	(263,121)	(414,656)	4,581	673,196	—

	(263,121)	(414,656)	(154,222)	673,196	(158,803)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(126,536)	—	—	—	(126,536)
Distributions paid to noncontrolling interests	—	—	—	—	—
Net proceeds from issuance of limited partner units	109,483	—	—	—	109,483
Contributions from general partner	2,398	—	—	—	2,398
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(2,149)	—	(2,149)
Repayments under credit facility	—	(506,385)	—	—	(506,385)
Borrowings under credit facility	—	472,973	—	—	472,973
Net proceeds from issuance of long term debt	—	173,348	—	—	173,348
Repayment of promissory note to general partner	—	—	—	—	—
Advances to affiliates, net	(1,882)	—	(84)	—	(1,966)

	(16,537)	139,936	(2,233)	—	121,166

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2,000	—	—	2,000

Cash and cash equivalents at end of period	$—	$2,000	$—	$—	$2,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009
Refined Products Pipeline System:
Total shipments (barrel miles per day)(1)(2)	50,411,601	56,848,807
Revenue per barrel mile (cents)	0.641	0.612
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	505,465	465,206
Nederland terminal	780,313	559,874
Refinery terminals	459,174	609,020
Crude Oil Pipeline System:
Crude oil pipeline throughput (bpd) (2)(3)	1,556,365	610,856
Crude oil purchases at wellhead (bpd)	187,953	176,643
Gross margin per barrel of pipeline throughput (cents)(3)(4)	46.4	46.4
Average crude oil price (per barrel)	$76.21	$68.29

(1)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.
(3)	Includes 602 thousand bpd from the Partnership’s consolidation of Mid-Valley Pipeline and West Texas Gulf Pipe Line from the acquisition date.
(4)

Represents total segment sales and other operating revenue, minus cost of products sold and operating expenses and depreciation and amortization, divided by crude oil pipeline throughput. Gross margin and throughput volumes for Mid-Valley Pipeline and West Texas Gulf Pipe Line have been included from the acquisition date.

Analysis of Consolidated Net Income

Net income was $194.0 million for the third quarter 2010 as compared with $48.5 million for the third quarter 2009. Net income for the 2010 period included a $128.5 million non-cash gain on the Partnership’s acquisition of additional interests in Mid-Valley and West Texas Gulf. The gain resulted from an adjustment to record its previous ownership interest at fair value in accordance with acquisition accounting rules. The remaining $17.0 million increase is primarily related to higher lease acquisition results driven primarily by contango profits in 2010 and increased earnings associated with the Partnership’s acquisitions and organic growth capital in 2009 and 2010. These increases were partially offset by an increase in interest expense, related to the issuance of the $500 million Senior Notes in the first quarter of 2010, higher depreciation expense related to acquisitions and capital spending, and income tax expense.

Analysis of Segment Operating Income

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities and Crude Oil Pipeline System.

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System was unchanged at $13.2 million for the third quarter ended September 30, 2010 compared to the prior year’s quarter. Lower pipeline volumes, driven primarily by the permanent shut-down of Sunoco’s Eagle Point refinery, resulted in reduced revenues compared to the prior year’s quarter. Higher equity income from the Partnership’s joint venture interests and increased pipeline operating gains offset the reduction in volumes.

Terminal Facilities

Operating income for the Terminal Facilities segment increased $2.9 million to $23.6 million for the third quarter ended September 30, 2010 compared to the prior year’s quarter. The increase in operating income was due primarily to increased volumes and fees at the refined products terminals and additional volumes at the Nederland terminal facility. These increases were partially offset by reduced refinery terminal volumes driven by the permanent shut-down of Sunoco’s Eagle Point refinery, higher operating expenses related to acquisitions and organic growth capital completed in 2009 and 2010.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline System increased $26.3 million to $52.2 million for the third quarter of 2010 compared to the prior year’s quarter. The increase in operating income was primarily due to higher lease acquisition results from increased contango profits in 2010. Increased pipeline volumes and incremental earnings associated with the Partnership’s acquisitions of additional joint venture interests further contributed to the increase in operating income for the quarter.

Sunoco Logistics Partners L.P.

Operating Highlights

Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
Refined Products Pipeline System:
Total shipments (barrel miles per day)(1)(2)	51,253,071	58,145,900
Revenue per barrel mile (cents)	0.645	0.596
Terminal Facilities:
Terminal throughput (bpd):
Refined product terminals	483,966	462,969
Nederland terminal	730,551	619,297
Refinery terminals(4)	475,897	597,191
Crude Oil Pipeline System:
Crude oil pipeline throughput (bpd)(2)(3)	1,501,307	648,183
Crude oil purchases at wellhead (bpd)	187,779	183,047
Gross margin per barrel of pipeline throughput (cents)(3)(4)	41.5	77.5
Average crude oil price (per barrel)	$77.65	$57.13

(1)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.
(3)	Includes 602 thousand bpd from the Partnership’s consolidation of Mid-Valley Pipeline and West Texas Gulf Pipe Line from the acquisition date.
(4)

Represents total segment sales and other operating revenue, minus cost of products sold and operating expenses and depreciation and amortization, divided by crude oil pipeline throughput. Gross margin and throughput volumes for Mid-Valley Pipeline and West Texas Gulf Pipe Line have been included from the acquisition date.

Analysis of Consolidated Net Income

Net income was $287.8 million for the nine-month period ended September 30, 2010 as compared with $196.0 million for the comparable period in 2009. The increase in net income from the prior period included a $128.5 million non-cash gain in connection with the acquisitions of additional interests in Mid-Valley and West Texas Gulf. The resulting increase was partially offset by lower lease acquisition driven primarily by reduced contango profits and the absence of a $6.8 million non-recurring tariff adjustment that occurred in the second quarter of 2009. Higher interest expense and increased depreciation and amortization expense associated with acquisitions and organic growth projects further offset the increase in net income.

Analysis of Segment Operating Income

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System decreased $1.0 million to $33.4 million for the nine months ended September 30, 2010 compared to the prior year period. Lower pipeline volumes, driven primarily by the permanent shut-down of Sunoco’s Eagle Point refinery, resulted in reduced revenues compared to the prior year’s quarter. Higher equity income from the Partnership’s joint venture interests and increased pipeline operating gains offset the reduction in volumes.

Terminal Facilities

Operating income for the Terminal Facilities segment increased $10.9 million to $74.0 million for the nine months ended September 30, 2010 compared to the prior year period. The increase in operating income was due primarily to increased volumes and fees at the refined products terminals, additional volumes at the Nederland terminal facility and increased butane blending activities in 2010. These increases were partially offset by reduced refinery terminal volumes driven by the permanent shut-down of Sunoco’s Eagle Point refinery, higher operating expenses related to the new tankage at the Partnership’s Nederland facility, the integration of butane blending operations and a refined products terminal acquired in September 2009.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline System decreased $21.4 million to $109.7 million for the nine months ended September 30, 2010 compared to the prior year period. The decrease in operating income was primarily due to lower lease acquisition results related to decreased contango profits in 2010. The decrease was partially offset by incremental earnings associated with the Partnership’s acquisitions of additional joint venture interests and contribution from a pipeline acquired in the third quarter of 2009.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under our credit facilities are our primary sources of liquidity. At September 30, 2010, we had net working capital of $249.2 million and available borrowing capacity under the credit facilities of $307.8 million. Our working capital position reflects crude oil and refined products inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, we would have had working capital of $411.3 million at September 30, 2010. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

Capital Resources

Credit Facilities

The Operating Partnership has a five-year $395 million Credit Facility, which is available to fund its working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The facility, which matures in November 2012, had $118.5 million outstanding at September 30, 2010. This facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin), or (iii) the federal funds rate plus an applicable margin. The Operating Partnership was in compliance with its covenants as of September 30, 2010.

In March 2009, the Operating Partnership entered into a $62.5 million revolving credit facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The facility, which matures in September 2011 and may be repaid at any time, had $31.3 million outstanding at September 30, 2010. This facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin, or (c) LIBOR plus 1.0 percent plus an applicable margin. The Operating Partnership was in compliance with its covenants as of September 30, 2010.

Senior Notes

In February 2010, the Operating Partnership issued $250.0 million of 5.50 percent Senior Notes and $250.0 million of 6.85 percent Senior Notes, due February 15, 2020 and February 15, 2040, respectively (“2020 and 2040 Senior Notes”). The 2020 and 2040 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2020 and 2040 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds from the 2020 and 2040 Senior Notes were used to repay in full the $201.2 million promissory note issued in connection with our repurchase and exchange of our general partner’s IDR interests, to repay outstanding borrowings under the $395 million Credit Facility and to pre-fund future growth projects.

Promissory Note

In July 2010, the Operating Partnership entered into a subordinated $100 million variable rate promissory note due to Sunoco, Inc. in May 2013. The note bears interest at three-month LIBOR plus 275 basis points per annum. The proceeds from this note were used to fund a portion of the purchase price of the Partnership’s acquisition of the butane blending business from Texon L.P. in July 2010.

Equity Offering

In August 2010, the Partnership completed a public offering of 2.0 million limited partnership units. Net proceeds of $143.6 million, before expenses, were used to finance the purchase of the Partnership’s additional ownership interests in Mid-Valley, West Texas Gulf and West Shore and to reduce outstanding borrowings under the Operating Partnership’s $395 million revolving credit facility. In connection with this offering, the General Partner contributed $3.1 million to the Partnership to maintain its 2.0 percent general partner interest.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the nine months ended September 30, 2010 was $88.1 million compared with $37.6 million of net provided by operating activities for the first nine months of 2009. Net cash provided by operating activities in 2010 related primarily to net income of $159.4 million (excluding a $128.5 million non-cash gain in connection with the acquisitions of additional interests in Mid-Valley and West Texas Gulf). Also contributing to net cash provided by operating activities was non-cash charges of depreciation and amortization of $44.9 million offset by a $115.7 million increase in working capital. The increase in working capital was primarily the result of increases in contango inventory positions. The net cash used in operating activities in 2009 related to net income of $196.0 million and non-cash charges of depreciation and amortization of $35.3 million, offset by a $186.8 million increase in working capital. The increase in working capital was the result of increases in accounts receivable and contango inventory positions, partially offset by an increase in accounts payable.

Net cash used in investing activities for the first nine months of 2010 was $356.1 million compared with $158.8 million for the first nine months of 2009. Net cash used in investing activities in 2010 included $243.2 million in acquisitions of a butane blending business and additional interests in three joint venture pipelines.

Net cash provided by financing activities for the first nine months of 2010 was $268.0 million compared with $121.2 million net cash provided by financing activities for the first nine months of 2009. Net cash provided by financing activities for the first nine months of 2010 resulted from the net proceeds of $494.0 million from the issuance of $500 million senior notes, net proceeds of $143.6 million related to the Partnership’s August 2010 equity offering and $100 million of proceeds from the July 2010 promissory note with Sunoco, Inc. These sources of cash were partially offset by $201.2 million repayment of the promissory notes issued in connection with the repurchase and exchange of the general partner’s incentive distribution rights; $119.2 million net repayment of the Partnership’s credit facilities; and $138.1 million in quarterly distributions to the limited and general partners. Net cash provided by financing activities for the first nine months of 2009 resulted from $173.3 million issuance of senior notes and $109.5 million public offering completed in April and May of 2009. The net proceeds from these sources were partially offset by $126.5 million in distributions paid to limited partners and the general partner and $33.4 million net repayment of the Partnership’s credit facilities.

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

•

Expansion capital expenditures to acquire complimentary assets to grow the business, to improve operational efficiencies or reduce costs and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented (in thousands of dollars):

	Nine Months Ended September 30,
	2010	2009
Maintenance	$24,991	$15,326
Expansion	331,114	143,477

	$356,105	$158,803

Management expects maintenance capital expenditures to be approximately $40.0 million for the year ended December 31, 2010, excluding acquisitions and reimbursements from Sunoco in accordance with the terms of certain agreements. Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.

Expansion capital expenditures for the nine months ended September 30, 2010 were $331.1 million compared to $143.5 million for the first nine months of 2009. During 2010, the Partnership acquired a butane blending business from Texon L.P. for $140.0 million plus inventory, as well as $91.6 million for additional ownership interests in Mid-Valley, West Texas Gulf and West Shore. Expansion capital for 2010 also includes construction projects to expand services at the Partnership’s refined products terminals, increase tankage at the Nederland facility and to expand upon the Partnership’s refined products platform in the southwest United States. Management expects to invest approximately $145 million to $160 million in expansion capital projects in 2010, excluding major acquisitions.

Expansion capital for 2009 includes the acquisitions of Excel Pipeline and a refined products terminal in Romulus, Michigan, which were acquired for an aggregate purchase price of approximately $50.0 million. Expansion capital for 2009 also included costs related to the Partnership’s construction of additional crude oil storage tanks at its Nederland Terminal and a crude oil pipeline from Nederland to Motiva’s Port Arthur, Texas refinery, as well as costs associated with refined products terminal optimization projects.

The Partnership expects to fund capital expenditures, including pending and future acquisitions, from both cash provided by operations and, to the extent necessary, from the proceeds of borrowings under its credit facilities, other borrowings and the issuance of additional limited partnership units.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- and variable-rate debt. At September 30, 2010, we had $249.8 million of variable-rate borrowings under our revolving credit facilities and promissory note from affiliates. The outstanding borrowings bear interest cost of LIBOR plus an applicable margin.

An increase in short-term interest rates will have a negative impact on funds borrowed under variable debt arrangements. Our weighted average interest rate on our variable-rate borrowings was 1.93 percent at September 30, 2010. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $2.5 million.

At September 30, 2010, we had $1.1 billion of fixed-rate senior notes. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at September 30, 2010 by approximately $90.2 million.

Commodity Market Risk

We are exposed to volatility in crude oil and refined products commodity prices. To manage such exposures, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management and inventory carried. Our policy is to purchase only commodity products for which we have a market and to structure our sales contracts so that price fluctuations for those products do not materially affect the margin we receive. We also seek to maintain a position that is substantially balanced within our various commodity purchase and sales activities. We may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances, as well as logistical issues associated with inclement weather conditions. When unscheduled physical inventory builds or draws do occur, they are monitored and constantly managed to a balanced position over a reasonable period of time.

We do not use futures or other derivative instruments to speculate on crude oil or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products purchase and sale activities. At September 30, 2010, the fair market value of our open derivative positions was a net liability of $1.0 million on 1.7 million barrels of refined products. These derivative positions vary in length but do not extend beyond April 2011.

For additional information concerning our commodity market risk activities, see Note 10 to the Consolidated Financial Statements.

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

The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into its existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil, refined petroleum products and natural gas liquids that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, refined petroleum products and natural gas liquids we buy and sell;

•	The loss of Sunoco as a customer or a significant reduction in its current level of throughput and storage with us;

•	An increase in the competition encountered by our petroleum products terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations governing composition of refined petroleum products, that we transport, terminal and store;

•	Improvements in energy efficiency and technology resulting in reduced demand for petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

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

•	Restrictive covenants in our credit agreements;

•	Changes in our or Sunoco’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and our ability to raise capital in a cost-effective way;

•	Performance of financial institutions impacting our liquidity, including those supporting our credit facilities;

•	The effectiveness of our risk management activities, including the use of derivative financial instruments to hedge commodity risks ;

•	Changes in interest rates on our outstanding debt, which could increase the costs of borrowing and;

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

(b) As of September 30, 2010, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s Chief Executive Officer, and its Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

(c) No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Sunoco Partners Marketing & Terminals L.P. (“SPMT”), which is our wholly owned subsidiary, has received notification from the Internal Revenue Service (“IRS”) of relief from a proposed penalty assessed in the aggregate amount of $5.1 million. The proposed penalty was assessed in September 2007 based on a failure to timely file excise tax information returns relating to SPMT’s terminal operations during calendar years 2004 and 2005. SPMT became current on its information return filings with the IRS in July of 2006. SPMT provided information to the IRS in a formal filing in October 2007, asserting that it had reasonable cause for the failure to file the information returns on a timely basis. In August 2010, the IRS informed SPMT that the SPMT excise tax information returns in question are in compliance and no further action is required.

There are certain other pending legal proceedings related to matters arising after the February 2002 IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material to the Partnership’s financial position at September 30, 2010.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 23, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

32.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

101.1:	The following financial statements from Sunoco Logistics Partners L.P.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statement of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 4, 2010