Form 10-K
period 2010-12-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2011-02-23
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10 percent or more of the Common Units outstanding (including the General Partner of the registrant, Sunoco Partners LLC, as if they may be affiliates of the registrant)) was approximately $1.5 billion as of June 30, 2010, based on $72.00 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date.

At February 22, 2011, the number of the registrant’s Common Units outstanding was 33,128,767.

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

Words such as “may,” “anticipates,” “believes,” “expects,” “estimates,” “planned,” “scheduled” or similar phrases or expressions identify forward looking statements . Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil and petroleum products that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, refined petroleum products and natural gas liquids we buy and sell;

•	The loss of Sunoco as a customer or a significant reduction in its current level of throughput and storage with us;

•	An increase in the competition encountered by our terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations governing composition of the products, that we transport, terminal and store;

•	Improvements in energy efficiency and technology resulting in reduced demand for petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

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

•	Restrictive covenants in our credit agreements;

•	Changes in our or Sunoco’s credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and our ability to raise capital in a cost-effective way;

•	Performance of financial institutions impacting our liquidity, including those supporting our credit facilities;

•	The effectiveness of our risk management activities, including the use of derivative financial instruments to hedge commodity risks;

•	Changes in interest rates on our outstanding debt, which could increase the costs of borrowing; and

•

The costs and effects of legal and administrative claims and proceedings against us or any entity in which we have an ownership interest, and changes in the status of, or the initiation of new litigation, claims or proceedings, to which we, or any entity in which we have an ownership interest, are a party.

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

(a) General Development of Business

We are a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and crude oil acquisition and marketing assets. The principal executive offices of Sunoco Partners LLC, our general partner, are located at 1818 Market Street, Suite 1500, Philadelphia, Pennsylvania 19103 (telephone (215) 977-3000). Our website address is www.sunocologistics.com.

Sunoco, Inc., and its wholly owned subsidiaries including Sunoco, Inc. (R&M), own approximately 31 percent of our partnership interests, including a 2 percent general partner interest. Sunoco, Inc. and Sunoco, Inc. (R&M) are collectively referred to as “Sunoco.”

(b) Financial Information about Segments

See Part II, Item 8. “Financial Statements and Supplementary Data.”

(c) Narrative Description of Business

We are principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil in 17 states located in the northeast, midwest, southeast and southwest United States. Sunoco accounted for approximately 14 percent of our total revenues for the year ended December 31, 2010. Our business is comprised of three segments:

•

The Refined Products Pipeline System serves Sunoco and selected other third parties and consists of approximately 2,200 miles of refined product pipelines, including a two-thirds undivided interest in the approximately 100-mile refined product Harbor pipeline and joint venture interests in four refined products pipelines in selected areas of the United States.

•

The Terminal Facilities consist of 42 active refined product terminals with an aggregate storage capacity of 7.2 million barrels, which provide storage, terminalling, blending and other ancillary services primarily to our Refined Products Pipeline System; the Nederland Terminal, a 20.2 million barrel marine crude oil terminal on the Texas Gulf Coast; a 2.0 million barrel refined product terminal serving Sunoco’s Marcus Hook refinery near Philadelphia, Pennsylvania; one inland and two marine crude oil terminals with a combined capacity of 3.4 million barrels, and related pipelines, which serve Sunoco’s Philadelphia refinery; and a 1.0 million barrel liquefied petroleum gas (“LPG”) terminal near Detroit, Michigan.

•

The Crude Oil Pipeline System gathers, purchases, sells, and transports crude oil principally in Oklahoma and Texas. The system consists of approximately 4,900 miles of crude oil trunk pipelines, including a 37 percent undivided interest in the approximately 100-mile Mesa Pipe Line system; approximately 500 miles of crude oil gathering lines that supply the trunk pipelines; approximately 110 crude oil transport trucks; and approximately 100 crude oil truck unloading facilities.

Our primary business strategies focus on generating stable cash flows, increasing pipeline and terminal throughput, pursuing strategic and accretive acquisitions that provide organic growth opportunities that will complement our existing asset base and improving operating efficiencies. We believe that these strategies will result in continued increases in distributions to our unitholders.

For the year ended December 31, 2010, Sunoco accounted for approximately 56 percent of the Refined Products Pipeline System’s total revenues, approximately 46 percent of the Terminal Facilities’ total revenues, and approximately 12 percent of the Crude Oil Pipeline System’s total revenues. In the first quarter of 2011, Sunoco is expected to complete the sale of its Toledo, Ohio refinery to an affiliate of PBF Holding Company LLC (“PBF”). Effective with the closing of the sale, we expect to enter into agreements to provide products and services to PBF or its agents, comparable with those historically provided to Sunoco. As such, the portion of our revenues that relates to Sunoco are expected to decrease in the future. However, we do not anticipate that this change will result in a material impact to our financial results.

Refined Products Pipeline System

Refined Products Pipelines

We own and operate approximately 2,200 miles of refined products pipelines in selected areas of the United States. The refined products pipelines transport refined products from refineries in the northeast, midwest and southwest United States to markets in New York, New Jersey, Pennsylvania, Ohio, Michigan, Texas and Canada. The refined products transported in these pipelines include multiple grades of gasoline, middle distillates (such as heating oil, diesel and jet fuel) and LPGs (such as propane and butane). Rates for shipments on the Refined Products Pipeline System are regulated by the Federal Energy Regulatory Commission (“FERC”) and the Pennsylvania Public Utility Commission (“PA PUC”). We also lease to Sunoco three bi-directional, interrefinery pipelines totaling approximately 50 miles, carrying feedstocks and jet fuel and a four-mile pipeline spur extending to the Philadelphia International Airport.

Since December 31, 2007, we completed the following acquisitions of refined products pipelines:

•

West Shore Pipe Line Company. In July 2010, we acquired from an affiliate of BP an additional 4.8 percent interest in West Shore Pipe Line Company (“West Shore”), a joint venture that owns approximately 650 miles of common carrier refined products pipelines, increasing our ownership interest from 12.3 percent to 17.1 percent. The system, which is operated by Buckeye, originates from the Chicago, Illinois refining center and extends to Madison and Green Bay, Wisconsin with delivery points along the way.

•

MagTex Refined Products Pipeline Acquisition. In November 2008, we acquired a refined products pipeline system and certain other real and personal property interests and assets located in Texas from an affiliate of Exxon Mobil Corporation. The system consists of approximately 500 miles of refined products pipelines originating in Beaumont and Port Arthur, Texas and terminating in Hearne and Waskom, Texas. The refined products transported in these pipelines include multiple grades of gasoline and middle distillates (such as diesel and jet fuel).

The following table details the total shipments on the refined products pipelines in each of the years presented. Total shipments represent the total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped:

	Year Ended December 31,
	2010	2009	2008
Total shipments (millions of barrel miles per day)(1)	50.8	57.7	46.9

(1)	Excludes amounts attributable to the interrefinery pipelines and equity ownership interests in the corporate joint ventures.

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

Explorer Pipeline

We own a 9.4 percent interest in Explorer Pipeline Company (“Explorer”), a joint venture that owns approximately 1,900 miles of common carrier refined products pipelines. The system, which is operated by Explorer employees, originates from the refining centers of Lake Charles, Louisiana and Beaumont, Port Arthur and Houston, Texas, and extends to Chicago, Illinois, with delivery points in the Houston, Dallas/Fort Worth, Tulsa, St. Louis, and Chicago areas. Explorer charges market-based rates for all its tariffs.

Yellowstone Pipe Line

We own a 14.0 percent interest in Yellowstone Pipe Line Company (“Yellowstone”), a joint venture that owns approximately 700 miles of common carrier refined products pipelines. The system, which is operated by ConocoPhillips, originates from the Billings, Montana refining center and extends to Moses Lake, Washington with delivery points along the way. Tariff rates are regulated by the FERC for interstate shipments and the Montana Public Service Commission for intrastate shipments in Montana.

West Shore Pipe Line

We own a 17.1 percent interest in West Shore Pipe Line Company (“West Shore”), a joint venture that owns approximately 650 miles of common carrier refined products pipelines. The system, which is operated by Buckeye, originates from the Chicago, Illinois refining center and extends to Madison and Green Bay, Wisconsin with delivery points along the way. West Shore charges market-based tariff rates in the Chicago area.

Wolverine Pipe Line

We own a 31.5 percent interest in Wolverine Pipe Line Company (“Wolverine”), a joint venture that owns approximately 700 miles of common carrier pipelines that transport primarily refined products. The system, which is operated by Wolverine employees, originates from Chicago, Illinois and extends to Detroit, Grand Haven, and Bay City, Michigan with delivery points along the way. Wolverine charges market-based rates for tariffs at the Detroit, Jackson, Niles, Hammond, and Lockport destinations.

Terminal Facilities

Refined Products Terminals

Our 42 active refined products terminals receive refined products from pipelines, barges, railcars, and trucks and distribute them to Sunoco and to third parties, who in turn deliver them to end-users and retail outlets. Terminals are facilities where refined products are transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called “terminalling.” Terminals play a key role in moving product to the end-user market by providing the following services: storage; distribution; blending to achieve specified grades of gasoline and middle distillates; and other ancillary services that include the injection of additives and the filtering of jet fuel. Typically, our terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day. This automated system provides controls over allocations, credit, and carrier certification.

We completed the following acquisitions since December 31, 2007:

•

Southwest Terminals—In October 2010, we acquired a terminal located in Bay City, Texas and a terminal and pipeline segment located in Big Sandy, Texas that will provide crude oil and refined products terminalling services. The terminals have a total capacity of 0.3 million barrels. We are in the process of integrating these facilities into our existing asset base.

•

Butane Blending—In July 2010, we acquired a butane blending business from Texon L.P. The butane blending business generates profits by adding less expensive normal butane to higher priced gasoline, while complying with regional and seasonally variable specifications for maximum vapor pressure. The business provides terminal and pipeline operators with the use of proprietary automated blending systems and butane supply to optimize butane blending in pipelines and at gasoline terminals. We hold U.S. patents for these systems. In addition, we purchase and sell butane to fulfill users’ blending requirements. Revenues from this business are generated through sales of butane, sales of gasoline generated through blending and profit-sharing arrangements pursuant to certain contracts.

•

Romulus Terminal—In September 2009, we acquired a refined products terminal facility located in Romulus, Michigan. Total active terminal storage capacity for this facility is approximately 0.4 million barrels.

•

MagTex Terminals—In November 2008, we acquired five active refined products terminal facilities located in Texas and Louisiana from affiliates of Exxon Mobil Corporation. Total active terminal storage capacity of these facilities is approximately 0.6 million barrels.

Our refined products terminals derive most of their revenues from terminalling fees paid by customers. A fee is charged for receiving refined products into the terminal and delivering them to trucks, barges, or pipelines. In addition to terminalling fees, we generate revenues by charging customers fees for blending services, including ethanol and biodiesel blending, injecting additives, and filtering jet fuel. Our refined products pipelines supply the majority of our refined products terminals, with third-party pipelines and barges supplying the remainder.

The table below sets forth the total average daily throughput for the refined products terminals in each of the years presented:

	Year Ended December 31,
	2010	2009	2008
Refined products throughput (thousands of barrels per day “bpd”)	488.5	462.2	436.2

The following table outlines the number of active terminals and storage capacity by state:

State	Number of Terminals	Storage Capacity
		(thousands of bbls)
Indiana	1	206.5
Maryland	1	717.1
Michigan	3	763.2
New Jersey	4	747.1
New York(1)	4	920.3
Ohio	7	915.4
Pennsylvania	15	1,856.3
Virginia	1	403.1
Louisiana	1	162.3
Texas	5	502.2

Total	42	7,193.5

(1)

We have a 45 percent ownership interest in a terminal at Inwood, New York and a 50 percent ownership interest in a terminal at Syracuse, New York. The storage capacities included in the table represents the proportionate share of capacity attributable to our ownership interest.

Refined Products Acquisition and Marketing

Expanding our service platform to include butane blending increased our refined products acquisition and marketing activities during 2010 at locations where we have installed automated butane blending systems. Revenues from these activities are generated through sales of butane, sales of gasoline generated through blending and profit sharing arrangements pursuant to certain contracts. The operating results of our refined products acquisition and marketing activities are dependent on our ability to execute sales in excess of the aggregate cost, and therefore we structure our acquisition and marketing operations to optimize the sources and timing of purchases and minimize the transportation and storage costs. In order to manage exposure to volatility in refined products prices, our policy is to (i) only purchase refined products for which sales contracts have been executed or for which ready markets exist, (ii) structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. However, we do utilize a seasonal hedge program involving swaps, futures and other derivative instruments to mitigate the risk associated with unfavorable market movements in the price of refined products. These derivative contracts act as a hedging mechanism against the volatility of prices.

Nederland Terminal

The Nederland Terminal, which is located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil. The terminal receives, stores, and distributes crude oil, feedstocks, lubricants, petrochemicals, and bunker oils (used for fueling ships and other marine vessels) and also blends lubricants. The terminal currently has a total storage capacity of approximately 20.2 million barrels in approximately 120 aboveground storage tanks with individual capacities of up to 660 thousand barrels. During 2011 and 2012, we expect to complete construction on four tanks, increasing the terminal’s total storage capacity to 22.0 million barrels.

The Nederland Terminal can receive crude oil at each of its five ship docks and three barge berths. The five ship docks are capable of receiving over 1.0 million bpd of crude oil. In addition to our Crude Oil Pipeline System, the terminal can also receive crude oil through a number of other pipelines, including:

•	the Shell Houma to Houston pipeline from Louisiana;

•	the Cameron Highway pipeline, which is jointly owned by Enterprise Products and Genesis Energy;

•	the ExxonMobil Pegasus pipeline;

•	the Department of Energy (“DOE”) Big Hill pipeline; and

•	the DOE West Hackberry pipeline.

The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill near Winnie, Texas, which have an aggregate storage capacity of 370 million barrels.

The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge, ship, rail, or truck. In total, the terminal is capable of delivering over 2.1 million bpd of crude oil to our Crude Oil Pipeline System or a number of third party pipelines including:

•	the ExxonMobil pipeline to its Beaumont, Texas refinery;

•	the DOE pipelines to the Big Hill and West Hackberry Strategic Petroleum Reserve caverns;

•	the Valero pipeline to its Port Arthur, Texas refinery;

•	the Total pipelines to its Port Arthur, Texas refinery; and

•	the Shell pipeline to various refineries in Houston, Texas.

The table below sets forth the total average daily throughput for the Nederland Terminal in each of the years presented:

	Year Ended December 31,
	2010	2009	2008
Crude oil and refined products throughput (thousands of bpd)	728.5	597.1	526.0

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

The Fort Mifflin Terminal consists of two ship docks with 40-foot freshwater drafts and nine tanks with a total storage capacity of approximately 570 thousand barrels. Crude oil and some refined products enter the Fort Mifflin Terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class (“VLCC”) tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.

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

The table below sets forth the average daily number of barrels of crude oil and refined products delivered to Sunoco’s Philadelphia refinery in each of the years presented:

	Year Ended December 31,
	2010	2009	2008
Crude oil throughput (thousands of bpd)	267.5	266.2	284.8
Refined products throughput (thousands of bpd)	31.6	13.7	14.9

Total (thousands of bpd)	299.1	279.9	299.7

Marcus Hook Tank Farm

The Marcus Hook Tank Farm stores substantially all of the gasoline and middle distillates that Sunoco ships from its Marcus Hook refinery. This facility has 16 tanks with a total storage capacity of approximately 2.0 million barrels. After receipt of refined products from the Marcus Hook refinery, the tank farm either stores or delivers them to our Twin Oaks terminal, to the Twin Oaks pump station, an origin location for the Refined Products Pipeline System or to a third party terminal via pipeline.

The table below sets forth the total average daily throughput for the Marcus Hook Tank Farm in each of the years presented:

	Year Ended December 31,
	2010	2009	2008

Refined products throughput (thousands of bpd)	151.9	129.9	127.7

Eagle Point Docks

The Eagle Point Docks are located on the Delaware River and are connected to the Sunoco Eagle Point refinery, which was permanently shut down in the fourth quarter 2009. The shutdown of the Eagle Point refinery did not have a material impact on our operating results, and we are currently operating under a cost-reimbursement agreement with Sunoco for their distribution of refined products through our Eagle Point terminal. The docks can accommodate three ships or barges to receive and deliver crude oil, intermediate products and refined products to outbound ships and barges.

The table below sets forth the total average daily throughput for the Eagle Point Docks in each of the years presented:

	Year Ended December 31,
	2010	2009	2008
Crude oil throughput (thousands of bpd)	13.8	99.1	132.4
Refined products throughput (thousands of bpd)	0.6	82.3	93.5

Total (thousands of bpd)	14.4	181.4	225.9

Inkster Terminal

The Inkster Terminal, located near Detroit, Michigan, consists of eight salt caverns with a total storage capacity of approximately 975 thousand barrels. We use the Inkster Terminal’s storage in connection with our Toledo, Ohio to Sarnia, Canada pipeline system and for the storage of LPGs from Canada and Sunoco’s Toledo refinery, which is expected to be sold to PBF in the first quarter of 2011. The terminal can receive and ship LPGs in both directions at the same time and has a propane truck loading rack.

Crude Oil Pipeline System

Crude Oil Pipelines

The crude oil pipelines consist of approximately 4,900 miles of crude oil trunk pipelines and approximately 500 miles of crude oil gathering pipelines in the southwest and midwest United States which primarily deliver crude oil and other feedstocks to refineries in those regions.

We completed the following acquisitions on our Crude Oil Pipeline System since December 31, 2007:

•

Mid-Valley Pipeline Company. In July 2010, we acquired an additional ownership interest in Mid-Valley Pipeline Company (“Mid-Valley”) from an affiliate of BP, increasing our ownership from 55.3 percent to 91.0 percent. We remain the operator of the pipeline and as we now have a controlling financial interest, Mid-Valley is reflected as a consolidated subsidiary within the Crude Oil Pipeline System from the date of acquisition. Mid-Valley owns approximately 1,000 miles of crude oil pipelines, which originate in Longview, Texas and terminate in Samaria, Michigan. Mid-Valley provides crude oil to a number of refineries, primarily in the midwest United States, including Sunoco’s Toledo, Ohio refinery which is expected to be sold to PBF in the first quarter of 2011. Our crude oil pipeline operations are not expected to be materially impacted by the sale, as we expect to continue to provide services to the refinery.

•

West Texas Gulf Pipe Line Company. In August 2010, we acquired an additional ownership interest in West Texas Gulf Pipe Line Company (“West Texas Gulf”) from an affiliate of BP, increasing our ownership from 43.8 percent to 60.3 percent. We remain the operator of the pipeline and as we now have a controlling financial interest, West Texas Gulf is reflected as a consolidated subsidiary within the Crude Oil Pipeline System from the date of acquisition. West Texas Gulf owns approximately 600 miles of common carrier crude oil pipelines, which originate from the West Texas oil fields at Colorado City and the Nederland Terminal and extend to Longview, Texas where deliveries are made to several pipelines, including the Mid-Valley pipeline.

•

Excel Pipeline LLC. In September 2009, we acquired a 100% membership interest in Excel Pipeline LLC (“Excel”) from affiliates of Gary-Williams Energy Corporation (“Gary-Williams”). The tangible assets of Excel consist of approximately 50 miles of a crude oil pipeline originating in Duncan, Oklahoma and terminating at Gary-Williams’ refinery in Wynnewood, Oklahoma. We were the operator of the pipeline prior to the acquisition. In connection with the transaction, we assumed a 20-year throughput and deficiency contract with Gary-Williams. Pursuant to this contract, Gary-Williams guarantees minimum amounts of crude oil throughput on the pipeline and we agree to provide transportation of such crude oil.

Our pipelines access several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma (“Cushing”), as well as other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of third-party refineries. The table below sets forth the average daily number of barrels of crude oil and other feedstocks transported on our crude oil pipelines in each of the years presented:

	Year Ended December 31,
	2010	2009	2008
Crude oil and other feedstocks throughput (thousands of bpd)(1)(2)	1,138.8	658.0	682.6

(1)	Excludes amounts attributable to equity ownership interests which are not consolidated.
(2)

Reflects total throughput by Mid-Valley Pipeline Company and West Texas Gulf Pipe Line Company from the dates of acquisition in 2010, divided by 365 days. From the dates of acquisition, these pipelines had actual throughput of approximately 585 thousand bpd for the twelve months ended December 31, 2010.

Southwest United States

Our pipelines in the southwest United States consist of approximately 2,950 miles of crude oil trunk pipelines and approximately 300 miles of crude oil gathering pipelines in Texas. The Texas system is connected to the Mid-Valley pipeline, other third-party pipelines and our Nederland Terminal.

Revenues are generated from tariffs paid by shippers utilizing our transportation services. These tariffs are filed with the Texas Rail Road Commission (“Texas R.R.C.”) and the FERC.

We also own and operate a crude oil pipeline and gathering system in Oklahoma. This system contains approximately 850 miles of crude oil trunk pipelines and approximately 200 miles of crude oil gathering pipelines. We have the ability to deliver substantially all of the crude oil gathered on our Oklahoma system to Cushing. During 2009, Sunoco completed the sale of its Tulsa refinery to an affiliate of Holly Corp. Effective with the closing of the sale, we entered into a long-term agreement with Holly Refining & Marketing MidCon, L.L.C. to sell crude oil to the Tulsa refinery in volumes that have been comparable with historical volumes supplied to Sunoco.

Revenues are generated on our Oklahoma system from tariffs paid by shippers utilizing our transportation services. We file these tariffs with the Oklahoma Corporation Commission and the FERC. We are one of the largest purchasers of crude oil from producers in the state, and are the primary shipper on our Oklahoma system.

Midwest United States

We are the majority owner of approximately 1,000 miles of crude oil pipeline that originates in Longview, Texas and passes through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Ohio, and terminates in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the midwest United States, including Toledo, Ohio.

In addition, we own approximately 100 miles of crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio, and a truck injection point for local production at Marysville. This pipeline receives crude oil from the Enbridge pipeline system for delivery to refineries located in Toledo, Ohio and to Marathon’s Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan.

Revenues are generated from tariffs paid by shippers utilizing our transportation services. These tariffs are filed with the FERC.

Crude Oil Acquisition and Marketing

In addition to receiving tariff revenues for transporting crude oil on the Crude Oil Pipeline System, we generate a substantial portion of our revenues through our crude oil acquisition and marketing activities. These activities are primarily in Oklahoma and Texas and include:

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

The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold as a result of the significant volume of crude oil bought and sold. However, the absolute price levels for crude oil normally do not bear a relationship to gross margin, although these price levels significantly impact revenue and cost of products sold. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross margin for the crude oil acquisition and marketing operations. The operating results of the crude oil acquisition and marketing operations are dependent on our ability to sell crude oil at a price in excess of the aggregate cost. Our crude oil acquisition and marketing operations are affected by overall levels of supply and demand for crude oil and relative fluctuations in market-related indices. Our management believes gross margin, which is equal to sales and other operating revenue less cost of products sold, operating expenses and depreciation and amortization, is a key measure of financial performance for the Crude Oil Pipeline System.

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

We enter into contracts with producers at market prices generally for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. For the year ended December 31, 2010, we purchased approximately 181 thousand bpd from approximately 2,300 producers and from approximately 51 thousand leases, and undertook approximately 449 thousand bpd of exchanges and bulk purchases during the same period.

The following table shows our average daily volume for crude oil lease purchases and sales and other exchanges and bulk purchases for the years presented:

	Year Ended December 31,
	2010	2009	2008
	(in thousands of bpd)
Lease purchases:
Available for sale	181	172	167
Exchanged	8	9	10
Other exchanges and bulk purchases	449	411	402

Total Purchases	638	592	579

Sales:
Sunoco refineries(1):
Toledo	30	9	8
Tulsa	—	17	63
Third parties	220	205	200
Exchanges:
Purchased at the lease	8	9	10
Other	382	353	295

Total Sales	640	593	576

(1)

In 2009, Sunoco sold its Tulsa refinery and in 2010 Sunoco announced its intention to sell its Toledo refinery, which is expected to occur in the first quarter of 2011. Changes associated with the sales of both refineries are not expected to have a material impact on our financial results.

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

The periods between a backwardated market and a contango market are referred to as transition periods. Depending on the overall duration of these transition periods, how we have allocated our assets to particular strategies and the time length of our crude oil purchase and sale contracts and storage lease agreements, these transition periods may have either an adverse or beneficial effect on our aggregate segment profit. A prolonged transition from a backwardated market to a contango market, or vice versa (essentially a market that is neither in pronounced backwardation nor contango), represents the most difficult environment for our marketing activities.

When the market is in contango, we generally will use our storage capabilities to improve our lease gathering margins by storing crude oil we have purchased for delivery in future months that are selling at higher prices. In a backwardated market, increased lease gathering margins provide an offset to reduced use of storage capacity. This combination of lease gathering activities and integrated assets within the Crude Oil Pipeline System and Terminal Facilities segments improve our ability to generate ratable cash flows in various market conditions.

Crude Oil Trucking

We own approximately 100 crude oil truck unloading facilities in Oklahoma, Texas, and New Mexico, with the majority located on our pipeline system. Approximately 220 crude oil truck drivers are used by an affiliate of our general partner and approximately 110 crude oil transport trucks are owned. The crude oil truck drivers pick up crude oil at production lease sites and transport it to various truck unloading facilities on our pipelines and third-party pipelines. Third-party trucking firms are also retained to transport crude oil to certain facilities.

Pipeline and Terminal Control Operations

Almost all of our refined products and crude oil pipelines are operated via satellite, microwave, and frame relay communication systems from central control rooms located in Montello, Pennsylvania and Sugar Land, Texas. The Montello control center primarily monitors and controls our Refined Products Pipeline System, and the Sugar Land control center primarily monitors and controls our Crude Oil Pipeline System. The Nederland Terminal has its own control center.

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

Competition

As a result of the physical integration with Sunoco, we believe that we will not face significant competition for crude oil transported to the Philadelphia refinery, or refined products transported from the Philadelphia and Marcus Hook refineries. For further information on related party agreements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco.” For the year ended December 31, 2010, Sunoco accounted for approximately 14 percent of our total revenues.

Refined Products Pipeline System

A substantial portion of the Refined Products Pipeline System located in the northeast United States is directly linked to refineries owned by Sunoco. These assets were constructed or acquired as the most cost-effective means to access raw materials and distribute refined products. Generally, pipelines are the lowest cost method for long-haul, overland movement of refined products. Therefore, the most significant competitors for large volume shipments in these areas served are other pipelines. Our management believes that high capital requirements, environmental considerations, and the difficulty in acquiring rights-of-way and related permits make it difficult for other companies to build competing pipelines in areas served by our pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area.

Although it is unlikely that a pipeline system comparable in size and scope to the northeast and midwest portion of the Refined Products Pipeline System will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with it in particular locations.

In the southwest United States, our MagTex refined products pipeline system faces competition from existing third party owned and joint venture pipelines that have excess capacity. Gulf Coast refinery expansions could justify the construction of a new pipeline that would compete with our refined product pipeline system in the southwest, however, at this time, we believe the existing pipelines have the capacity to satisfy expected future demand.

In addition to competition from other pipelines, we face competition from trucks that deliver refined products in a number of areas that we serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volume in many areas where such means of transportation are prevalent. The availability of truck transportation places a significant competitive constraint on our ability to increase tariff rates.

Terminal Facilities

The majority of the throughput at our crude oil terminals is related to Sunoco, with the exception of the Nederland Terminal, which has a larger proportion of third-party customers. Due to the configuration of these terminals with respect to Sunoco’s refineries and retail network, we expect to continue receiving a significant portion of the throughput at these facilities from Sunoco and do not anticipate significant competition from other service providers. The expected first quarter 2011 sale of Sunoco’s Toledo, Ohio refinery to PBF is not expected to have a material impact on total throughput at the refined products terminals, as we expect to continue to provide services to the refinery comparable to those historically provided to Sunoco. The primary competitors of the Nederland Terminal are its refinery customers’ docks and other terminal facilities, located in the Beaumont, Texas area.

In terminalling and marketing, our 42 active refined product terminals located in the northeast, midwest and southwest compete with other independent terminals on price, versatility, and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies, and distribution companies with marketing and trading activities. We are not aware of any direct competitors in the butane blending business in the United States and our patents provide us exclusive use and control over the distribution of our butane blending technology.

Crude Oil Pipeline System

The Crude Oil Pipeline System faces competition from a number of major oil companies and other smaller entities. Competition among common carrier pipelines is based primarily on transportation charges, access to crude oil supply and market demand. Our management believes that high capital costs make it unlikely that other companies will build new competing crude oil pipeline systems in the pipeline corridors served by the Crude Oil Pipeline System. However, changes in refiners’ supply sources may negatively impact existing throughput on the Crude Oil Pipeline System. Crude oil purchasing and marketing competitive factors include price and contract flexibility, quantity and quality of services, and accessibility to end markets.

Safety Regulation

A majority of our pipelines are subject to United States Department of Transportation (“DOT”) regulations and to regulations under comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities.

DOT regulations require operators of hazardous liquid interstate pipelines to develop and follow a program to assess the integrity of all pipeline segments that could affect designated “high consequence areas,” including: high population areas, drinking water and ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. We have prepared our own written Risk Based Integrity Management Program, identified the line segments that could impact high consequence areas and completed a full assessment of these segments as prescribed by the regulations.

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

There are also risks of accidental releases into the environment associated with our operations, such as releases of crude oil or hazardous substances from our pipelines or storage facilities. To the extent an event is not covered by our insurance policies, such accidental releases could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.

Sunoco indemnifies us for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of, February 8, 2002, the date of our initial public offering (“IPO”). There is no monetary cap on this indemnification from Sunoco. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the IPO date. In addition, this indemnification applies to the interests in the Mesa Pipeline system and the Mid-Valley Pipeline purchased from Sunoco following the IPO. Any remediation liabilities not covered by this indemnity will be our responsibility.

We have agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the transferred assets occurring after the IPO date, and for environmental and toxic tort liabilities related to these assets to the extent Sunoco is not required to indemnify us. Total future costs for environmental remediation activities will depend upon, among other things, the extent of impact at each site, the timing and nature of required remedial actions, the technology available, and the determination of our liability at multi-party sites. As of December 31, 2010, all material environmental liabilities incurred by, and known to, us are either covered by the environmental indemnification or reserved for by us in our financial statements.

Air Emissions

Our operations are subject to the Clean Air Act, as amended, and comparable state and local statutes. We will be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission related issues. In addition, the federal government is currently reviewing various legislative and regulatory proposals relating to restrictions on emissions of greenhouse gases (“GHGs”). While the effect of these various proposals cannot be predicted, the adoption of any federal, regional or state laws or regulations limiting emissions of GHGs in the United States could adversely affect the demand for crude oil or refined products transportation and storage services as well as contribute to increased compliance costs or additional operating restrictions.

Our customers are also subject to, and similarly affected by, environmental regulations. These include federal and state actions to develop programs for the reduction of GHG emissions as well as proposals that would create a cap and trade system that would require companies to purchase carbon emission allowances for emissions at manufacturing facilities and emissions caused by the use of the fuels sold. In addition, during 2009, the Environmental Protection Agency (“EPA”) indicated that it intends to regulate carbon dioxide emissions. As a result of these regulations, our customers could be required to make significant capital expenditures, operate refineries at reduced levels, and pay significant penalties. It is uncertain what our customer’s responses to these emerging issues will be. Those responses could reduce throughput in our pipelines and terminals, cash flow, and our ability to make distributions or satisfy debt obligations.

Hazardous Substances and Waste

In the course of ordinary operations, we may generate waste that falls within the Comprehensive Environmental Response, Compensation, and Liability Act’s, referred to as CERCLA and also known as Superfund, definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. Costs for any such remedial actions, as well as any related claims, could have a material adverse effect on our maintenance capital expenditures and operating expenses to the extent not all are covered by the indemnity from Sunoco. For more information, please see “Environmental Remediation.”

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

We currently own or lease properties where hydrocarbons are being or have been handled for many years. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and comparable state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent future contamination.

We have not been identified by any state or federal agency as a potentially responsible party in connection with the transport and/or disposal of any waste products to third party disposal sites.

Water

Our operations can result in the discharge of regulated substances, including crude oil or refined products. The Federal Water Pollution Control Act of 1972, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of regulated substances into state waters or waters of the United States. Where applicable, our facilities have the required discharge permits.

The Oil Pollution Act subjects owners of covered facilities to strict joint and potentially unlimited liability for removal costs and other consequences of a release of oil, where the release is into navigable waters, along shorelines or in the exclusive economic zone of the United States. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require diking and similar structures to help prevent the impact on navigable waters in the event of a release. The Office of Pipeline Safety of the DOT, the EPA, or various state regulatory agencies, have approved our oil spill emergency response plans, and our management believes we are in substantial compliance with these laws.

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

We have experienced several petroleum and refined product releases for which we are not covered by an indemnity from Sunoco, and for which we are responsible for necessary assessment, remediation, and/or monitoring activities. Our management estimates that the total aggregate cost of performing the currently anticipated assessment, monitoring, and remediation activities at these sites is not material in relation to our financial position at December 31, 2010. We have implemented an extensive inspection program to prevent releases of refined products or crude oil into the environment from our pipelines, gathering systems, and terminals. Any damages and liabilities incurred due to future environmental releases from our assets have the potential to substantially affect our business and our ability to generate the cash flow necessary to make distributions or satisfy debt obligations.

Rate Regulation

General Interstate Regulation

Interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. The Interstate Commerce Act requires that tariff rates for petroleum pipelines be “just and reasonable” and not unduly discriminatory. This statute also permits interested persons to challenge proposed new or changed rates and authorizes the FERC to suspend the effectiveness of such rates for up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund revenues in excess of the prior tariff during the term of the investigation. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

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

We have been approved by the FERC to charge market-based rates in most of the refined products locations served by our pipeline systems. In those locations where market-based rates have been approved, we are able to establish rates that are based upon competitive market conditions.

Intrastate Regulation

Some of our pipeline operations are subject to regulation by the Texas R.R.C., the Pennsylvania Public Utility Commission, and the Oklahoma Corporation Commission. The operations of our joint venture interests are also subject to regulation in the states in which they operate. The applicable state statutes require that pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions generally have not been aggressive in regulating common carrier pipelines or investigating rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that our intrastate rates ultimately would be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.

Title to Properties

Substantially all of our pipelines were constructed on rights-of-way granted by the apparent record owners of the property and in limited instances these rights-of-way are revocable at the election of the grantor. Several rights-of-way for the pipelines and other real property assets are shared with other pipelines and other assets owned by affiliates of Sunoco and by third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some cases, property for pipeline purposes was purchased in fee. In some states and under some circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for the common carrier pipelines. The previous owners of the applicable pipelines may not have commenced or concluded eminent domain proceedings for some rights-of-way.

Some of the leases, easements, rights-of-way, permits, and licenses acquired by us or transferred to us upon the closing of the IPO require the consent of the grantor to transfer these rights, which in some instances is a governmental entity. We have obtained or are in the process of obtaining third-party consents, permits, and authorizations sufficient for the transfer of the assets necessary to operate the business in all material respects. In our opinion, with respect to any consents, permits, or authorizations that have not been obtained, the failure to obtain them will not have a material adverse effect on the operation of our business.

We have satisfactory title to substantially all of the assets contributed in connection with the IPO. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens for environmental contamination, taxes and other burdens, easements, or other restrictions, management believes that none of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of our business.

Employees

We have no employees. To carry out the operations of Sunoco Logistics Partners L.P., our general partner and its affiliates employed approximately 1,400 people at December 31, 2010 who provide direct support to the operations. Labor unions or associations represent approximately 600 of these employees at December 31, 2010.

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

We depend upon Sunoco, Inc. (“Sunoco”) for a substantial portion of the refined products and crude oil transported on our pipelines and handled at our terminals, and if Sunoco were to significantly reduce the volumes transported through our pipelines or handled at our terminals it could materially and adversely affect our financial condition, results of operations or cash flows.

For the year ended December 31, 2010, Sunoco accounted for approximately 56 percent of our Refined Products Pipeline System total revenues, 46 percent of our Terminal Facilities total revenues, and 12 percent of our Crude Oil Pipeline System total revenues. The balance of our revenues was received from unaffiliated customers. We expect to continue to derive a substantial portion of our revenues from Sunoco for the foreseeable future.

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

The following are material factors that could lead to a sustained decrease in market demand for refined products:

•	a sustained recession or other adverse economic condition that results in lower purchases of refined petroleum products;

•	higher refined products prices due to an increase in the market price of crude oil, changes in economic conditions, or other factors;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined products;

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

A material decrease in demand or distribution of crude oil available for transport through our Crude Oil Pipeline System or Terminal Facilities could materially and adversely affect our financial position, results of operations or cash flows.

The volume of crude oil transported through our crude oil pipelines and terminal facilities depends on the availability of attractively priced crude oil produced or received in the areas serviced by our assets. A period of sustained crude oil price declines could lead to a decline in drilling activity, production and import levels in these areas. Similarly, a period of sustained increases in the price of crude oil supplied from any of these areas, as compared to alternative sources of crude oil available to our customers, could materially reduce demand for crude oil in these areas. In either case, the volumes of crude oil transported in our crude oil pipelines and terminal facilities could decline, and it could likely be difficult to secure alternative sources of attractively priced crude oil supply in a timely fashion or at all. If we are unable to replace any significant volume declines with additional volumes from other sources, our financial position, results of operations or cash flows could be materially and adversely affected.

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

Our operations and those of our customers and suppliers may be subject to operational hazards or unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, and other events beyond our control. If one or more of the facilities that we own or any third-party facilities that we receive from or deliver to, are damaged by any disaster, accident, catastrophe or other event, our operations could be significantly interrupted. These interruptions might involve a loss of equipment or life, injury, extensive property damage, or maintenance and repair outages. The duration of the interruption will depend on the seriousness of the damages or required repairs. We may not be able to maintain or obtain insurance to cover these types of interruptions, or in coverage amounts desired, at reasonable rates. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Any event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could materially and adversely affect our financial condition, results of operations or cash flows.

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

The primary rate-making methodology of the Federal Energy Regulatory Commission (“FERC”) is price indexing. We use this methodology in many of our interstate markets. In an order issued in March 2006, FERC announced that, effective July 1, 2006, the index would equal the change in the producer price index for finished goods plus 1.3 percent (previously, the index was equal to the change in the producer price index for finished goods). This index is to be in effect through July 2011. If the changes in the index are not large enough to fully reflect actual increases to our costs, our financial condition could be adversely affected. If the index results in a rate increase that is substantially in excess of the pipeline’s actual cost increases, or it results in a rate decrease that is substantially less than the pipeline’s actual cost decrease, the rates may be protested, and, if successful, result in the lowering of the pipeline’s rates. The FERC’s rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs.

Under the Energy Policy Act adopted in 1992, certain interstate pipeline rates were deemed just and reasonable or “grandfathered.” On our FERC-regulated pipelines, most of our revenues are derived from such grandfathered rates. A person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of the Act, in either the economic circumstances or the nature of the service that formed the basis for the rate. If the FERC were to find a substantial change in circumstances, then the existing rates could be subject to detailed review. There is a risk that some rates could be found to be in excess of levels justified by our cost of service. In such event, the FERC would order us to reduce rates prospectively and could order us to pay reparations to shippers. Reparations could be required for a period of up two years prior to the date of filing the complaint in the case of rates that are not grandfathered and for the period starting with the filing of the complaint in the case of grandfathered rates.

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

In addition, the operations of our butane blending business are reliant upon gasoline vapor pressure specifications. Significant changes in such specifications could reduce butane blending opportunities, which would affect our ability to market our butane blending services licenses and which would ultimately affect our ability to recover the costs incurred to acquire and integrate the butane blending business.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for our services.

The U.S. Senate has considered legislation to restrict U.S. emissions of carbon dioxide and other greenhouse gases (“GHG”) that may contribute to global warming and climate change. Many states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce GHG emissions. The

U.S. House of Representatives has previously approved legislation to establish a “cap-and-trade” program, whereby the U.S. Environmental Protection Agency (“EPA”) would issue a capped and steadily declining number of tradable emissions allowances to certain major GHG emission sources so they could continue to emit GHGs into the atmosphere. The cost of such allowances would be expected to escalate significantly over time, making the combustion of carbon-based fuels (e.g., refined petroleum products, oil and natural gas) increasingly expensive. Beginning in 2011, current EPA regulations will require specified large domestic GHG sources to report emissions above a certain threshold occurring after January 1, 2010. Our facilities will not be subject to this reporting requirement since our GHG emissions are below the applicable threshold. In addition, the EPA has proposed new regulations, under the federal Clean Air Act, that would require a reduction in GHG emissions from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. It is not possible at this time to predict how pending legislation or new regulations to address GHG emissions would impact our business. However, the adoption and implementation of federal, state, or local laws or regulations limiting GHG emissions in the U.S. could adversely affect the demand for our crude oil or refined products transportation and storage services, and result in increased compliance costs, reduced volumes or additional operating restrictions.

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

Our risk management policies cannot eliminate all commodity risk, and our use of hedging arrangements could result in financial losses or reduce our income. In addition, any non-compliance with our risk management policies could result in significant financial losses.

We follow risk management practices designed to minimize commodity risk, and engage in hedging arrangements to reduce our exposure to fluctuations in the prices of refined products. These hedging arrangements expose us to risk of financial loss in some circumstances, including when the counterparty to the hedging contract defaults on its contract obligations, or when there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received. In addition, these hedging arrangements may limit the benefit we would otherwise receive from increases in prices for such refined products.

The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions that are effective economically (whether to mitigate our exposure to fluctuations in commodity prices, or to balance our exposure to fixed and variable interest rates), these transactions may not be considered effective for accounting purposes. Accordingly, our financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at that point. In addition, it is not always possible for us to engage in a hedging transaction that completely mitigates our exposure to commodity prices. Our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.

We have adopted risk management policies designed to manage risks associated with our businesses. However, these policies cannot eliminate all price-related risks, and there is also the risk of non-compliance with such policies. We cannot make any assurances that we will detect and prevent all violations of our risk management practices and policies, particularly if deception or other intentional misconduct is involved. Any violations of our risk management practices or policies by our employees or agents could result in significant financial losses.

We do not own all of the land on which our pipelines and facilities are located, and we lease certain facilities and equipment, and we are subject to the possibility of increased costs to retain necessary land use which could disrupt our operations.

We do not own all of the land on which certain of our pipelines and facilities are located, and we are, therefore, subject to the risk of increased costs to maintain necessary land use. We obtain the rights to construct and operate certain of our pipelines and related facilities on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts on acceptable terms or increased costs to renew such rights, could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we are subject to the possibility of increased costs under our rental agreements with landowners, primarily through rental increases and renewals of expired agreements.

Whether we have the power of eminent domain for our pipelines varies from state to state, depending upon the type of pipeline (e.g., crude oil, or refined products) and the laws of the particular state. In either case, we must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. Our inability to exercise the power of eminent domain could negatively affect our business if we were to lose the right to use or occupy the property on which our pipelines are located.

Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew equipment leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our results of operations and cash flows.

A portion of our general and administrative services, covered under our Omnibus Agreement with Sunoco, have been outsourced to third-party service providers. Fraudulent activity or misuse of proprietary data involving our outsourcing partners could expose us to additional liability.

As a result of Sunoco’s outsourcing initiatives, more third parties are involved in processing our information and data. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose us to a risk of loss or misuse of this information, result in litigation and potential liability for us, lead to reputational damage, increase our compliance costs, or otherwise harm our business.

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

Even if unitholders are dissatisfied, they have limited rights under the Partnership agreement to remove our general partner without its consent, which could lower the trading price of the common units.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of the owner of our general partner from transferring its ownership interest in the general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of the general partner with its own appointees.

Sunoco and its affiliates have conflicts of interest and limited fiduciary responsibilities, which may permit them to favor their own interests to the detriment of our unitholders.

Sunoco indirectly owns and controls our general partner and owns approximately 31 percent of our partnership interests, including a 2 percent general partner interest. Conflicts of interest may arise between Sunoco and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

•

our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional partnership securities, and reserves, each of which can affect the amount of cash available for distribution to our unitholders and the amount received by our general partner in respect of its incentive distribution rights (“IDRs”);

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

Our general partner is a wholly owned subsidiary of Sunoco, and Sunoco owns approximately 31 percent of our partnership interests, including a 2 percent general partner interest, and all of our IDRs. Our general partner may cause us to borrow funds from affiliates of Sunoco or from third parties in order to pay cash distributions to our unitholders and to our general partner, including distributions with respect to our general partner’s IDRs.

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

Sunoco and its affiliates may engage in limited competition with us. Pursuant to the Omnibus Agreement, Sunoco and its affiliates have agreed not to engage in the business of purchasing crude oil at the wellhead or operating refined products or crude oil pipelines or terminals or liquefied petroleum gas (“LPG”) terminals in the continental United States. The Omnibus Agreement, however, does not apply to:

•	certain businesses operated by Sunoco or any of its subsidiaries;

•	any logistics asset constructed by Sunoco or any of its subsidiaries within a manufacturing or refining facility in connection with the operation of that facility;

•	any business that Sunoco or any of its subsidiaries acquires or constructs that has a fair market value of less than $5 million; and

•

any business that Sunoco or any of its subsidiaries acquires or constructs that has a fair market value of $5 million or more if we have been offered the opportunity to purchase the business for fair market value, and we decline to do so with the concurrence of our conflicts committee.

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

As of December 31, 2010, our total outstanding long-term indebtedness was approximately $1.2 billion. Our payment of principal and interest on the debt will reduce the cash available for distribution on our units, as will our obligation to repurchase the senior notes upon the occurrence of specified events involving a change in control of our general partner. In addition, we are prohibited by our credit facilities and the senior notes from making cash distributions during an event of default, or if the payment of a distribution would cause an event of default, under any of our debt agreements. Our leverage and various limitations in our credit facilities and our senior notes may reduce our ability to incur additional debt, engage in some transactions, and capitalize on acquisition or other business opportunities. Any subsequent refinancing of our current debt or any new debt could have similar or greater restrictions.

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

As of December 31, 2010, we had $31 million of floating-rate debt. As a result, we have exposure to changes in short-term interest rates. Rising short-term rates could materially and adversely affect our financial condition, results of operations or cash flows.

Any reduction in our credit ratings or in Sunoco’s credit ratings could materially and adversely affect our business, financial condition, liquidity and results of operations.

We currently maintain an investment grade rating by Moody’s, S&P and Fitch Ratings. However, our current ratings may not remain in effect for any given period of time and a rating may be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. If Moody’s, S&P or Fitch Ratings were to downgrade our long-term rating, particularly below investment grade, our borrowing costs could significantly increase, which would adversely affect our financial results, and our potential pool of investors and funding sources could decrease. Further, due to our relationship with Sunoco, any down-grading in

Sunoco’s credit ratings could also result in a down-grading in our credit ratings. Ratings from credit agencies are not recommendations to buy, sell or hold our securities and each rating should be evaluated independently of any other rating.

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

Our partnership will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. A sale or exchange would occur, for example, if we sold our business or merged with another company, or if any of our unitholders, including Sunoco, Inc. or any of their affiliates, sold or transferred their partnership interests in us. Our termination would, among other things, result in the closing of our taxable year for all of our unitholders which could result in us filing two tax returns (and unitholders receiving two Schedule K-1s) for one calendar year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

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

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income.

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

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception which allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units. For example, members of Congress have been considering substantive changes to the definition of qualifying income and the treatment of certain types of income earned from partnerships. While these specific proposals would not appear to affect our treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

See Item 1. (c) for a description of the locations and general character of our material properties.

ITEM 3.	LEGAL PROCEEDINGS

There are certain legal and administrative proceedings arising prior to the February 2002 initial public offering (“IPO”) pending against our Sunoco-affiliated predecessors and us (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify us for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be our responsibility. In addition Sunoco is obligated to indemnify us under certain other agreements executed after the IPO.

Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the environmental proceedings listed below were decided against us, it would not be material to our financial position, we are required to report environmental proceedings if we reasonably believe that such proceedings will result in monetary sanctions in excess of $0.1 million.

In January 2007, the Pipeline Hazardous Material Safety Administration (“PHMSA”) proposed penalties totaling approximately $0.2 million based on alleged violations of various pipeline safety requirements relating to our meter facilities in the Crude Oil Pipeline System. In September 2010, the Partnership paid the assessed fine.

In August 2009, PHMSA proposed penalties totaling approximately $0.2 million based on alleged violations of various safety regulations relating to the November 2008 products release by Sunoco Pipeline L.P. in Murrysville, Pennsylvania. The Partnership has appealed the findings of violation and the proposed penalty. The timing and outcome of this appeal cannot be reasonably determined at this time.

The Partnership’s Sunoco Pipeline L.P. subsidiary operates the West Texas Gulf Pipeline on behalf of West Texas Gulf Pipe Line Company and its shareholders pursuant to an Operating Agreement. Sunoco Pipeline L.P. also has a 60.3% ownership interest in the Company. In March 2010, Sunoco Pipeline L.P. received a Notice of Probable Violation, Proposed Civil Penalty and proposed Compliance Order from PHMSA with proposed civil penalties totaling approximately $0.4 million in connection with a crude oil release that occurred at the Colorado City, Texas station on the West Texas Gulf Pipeline in June 2009. The Partnership has appealed the finding of violation and the proposed penalty. The time or outcome of this appeal cannot be reasonably determined at this time.

In December 2010, PHMSA proposed penalties totaling approximately $0.1 million for alleged violations of various pipeline safety requirements relating to our rights of way and equipment within the Crude Oil Pipeline System. In January 2011, the Partnership paid the assessed fine.

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our financial position at December 31, 2010.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Our common units are listed on the New York Stock Exchange under the symbol “SXL” beginning on February 5, 2002. At the close of business on February 22, 2011, there were 79 holders of record of our common units. These holders of record included the general partner with 9.9 million common units registered in its name, and Cede & Co., a clearing house for stock transactions, with 23.2 million common units registered to it.

Our registration statement to offer our limited partnership interests and debt securities to the public also allows our general partner to sell in one or more offerings, the common units it owns. For each offering of our general partner’s limited partnership units, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities offered by our general partner in that offering.

The high and low sales price ranges (composite transactions) and distributions declared by quarter for 2010 and 2009 were as follows:

	2010			2009
	Unit Price		Declared Distributions	Unit Price		Declared Distributions
Quarter	High	Low		High	Low
1st	$72.32	$62.20	$1.115	$56.00	$44.65	$1.015
2nd	$72.49	$50.37	$1.140	$56.60	$49.10	$1.040
3rd	$79.15	$70.49	$1.170	$59.96	$52.72	$1.065
4th	$84.17	$72.25	$1.180	$69.87	$57.00	$1.090

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

There is no guarantee that we will pay the minimum quarterly distribution on the common units in any quarter, and we are prohibited from making any distributions to our unitholders if it would cause an event of default, or an event of default exists under the credit facilities or the senior notes (Please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

In January 2010, we repurchased, and our general partner transferred and assigned to us for cancellation, the incentive distribution rights (“IDRs”) held by our general partner under our Second Amended and Restated Agreement of Limited Partnership, as amended, in consideration for (i) our issuance to our general partner of new IDRs issued under our Third Amended and Restated Agreement of Limited Partnership and (ii) our issuance to our general partner of a promissory note in the principal amount of $201 million. In February 2010, the Operating Partnership issued a total of $500 million in senior notes, which mature in February 2020 and February 2040. A portion of the net proceeds from this offering was used to repay in the full this promissory note. For a further description of the senior notes issuance, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table compares the target distribution levels and distribution “splits” between the general partner and the holders of our common units under the cancelled IDRs and under the new IDRs:

	Cancelled IDRs				New IDRs
	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions			Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders		General Partner		Unitholders
Minimum Quarterly Distribution	$0.450	2%		98%
First Target Distribution	up to $ 0.500	2%		98%		No change
Second Target Distribution	above $ 0.500 up to $ 0.575	15	%*	85%
Third Target Distribution	above $ 0.575 up to $ 0.700	25	%*	75%	above $ 0.575 up to $1.5825	37	%*	63%
Thereafter	above $ 0.700	50	%*	50%	above $1.5825	50	%*	50%

*	Includes 2 percent general partner interest.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected current and historical audited financial data. The tables should be read together with the financial statements and the accompanying notes of Sunoco Logistics Partners L.P. included in Item 8. “Financial Statements and Supplementary Data.” The tables also should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SUNOCO LOGISTICS PARTNERS L.P.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per unit data)
Income Statement Data:
Revenues:
Sales and other operating revenue:
Affiliates	$1,117	$706	$2,572	$1,682	$1,843
Unaffiliated customers	6,691	4,696	7,540	5,695	3,995
Other income(1)	30	28	24	28	17

Total revenues	$7,838	$5,430	$10,136	$7,405	$5,855
Operating income	$301	$295	$245	$156	$118
Gain on investments in affiliates	$128	$—	$—	$—	$—
Income before income tax expense	$356	$250	$214	$121	$90

Net Income	$348	$250	$214	$121	$90
Net Income attributable to noncontrolling interests	2	—	—	—	—

Net Income attributable to Sunoco Logistics Partners L.P.	$346	$250	$214	$121	$90

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$9.40	$6.52	$6.19	$3.39	$2.68

Diluted	$9.34	$6.48	$6.15	$3.37	$2.67

Cash distributions per unit to Limited Partners:(2)
Paid	$4.52	$4.11	$3.67	$3.33	$3.03

Declared	$4.61	$4.21	$3.79	$3.38	$3.13

Other Data:
EBITDA(3)	$366	$343	$291	$193	$154
Distributable Cash Flow(3)	$248	$266	$236	$134	$103

(1)

Includes equity income from the investments in the following joint ventures: Explorer Pipeline Company, Wolverine Pipe Line Company, West Shore Pipe Line Company, Yellowstone Pipe Line Company, Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“West Texas Gulf”). Equity income from the investments has been included based on our respective ownership percentages of each, and from the dates of acquisition forward. In the third quarter 2010, the Partnership acquired a controlling financial interest in Mid-Valley and West Texas Gulf. Therefore, these joint ventures are reflected as consolidated subsidiaries of the Partnership from the respective dates of acquisition.

(2)

Cash distributions paid per unit to limited partners represent payments made per unit during the period stated. Cash distributions declared per unit to limited partners represent distributions declared per unit for the quarters within the period stated. Declared distributions were paid within 45 days following the close of each quarter.

(3)

EBITDA and distributable cash flow provide additional information for evaluating our ability to make distributions to our unitholders and our general partner. The following table reconciles the difference between net income attributable to Sunoco Logistics Partners L.P. and net cash provided by operating activities, as determined under United States generally accepted accounting principles, and EBITDA and distributable cash flow:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Net Income attributable to Sunoco Logistics Partners L.P.	$346	$250	$214	$121	$90
Interest cost, net	73	45	31	35	27
Depreciation and amortization expense	64	48	40	37	37
Impairment charge	3	—	6	—	—
Provision for income taxes	8	—	—	—	—
Gain on investments in affiliates	(128)	—	—	—	—

EBITDA	$366	$343	$291	$193	$154
Interest cost, net	(73)	(45)	(31)	(35)	(27)
Maintenance capital expenditures	(37)	(32)	(26)	(25)	(30)
Sunoco reimbursements	—	—	2	1	6
Provision for income taxes	(8)	—	—	—	—

Distributable cash flow	$248	$266	$236	$134	$103

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Net cash provided by operating activities	$341	$176	$229	$207	$141
Interest cost, net	73	45	31	35	27
Amortization expense and bond discount	(2)	(2)	(1)	(1)	(1)
Restricted unit incentive plan expense	(5)	(5)	(4)	(5)	(4)
Net change in working capital pertaining to operating activities	(55)	121	38	(40)	(11)
Net proceeds from insurance recovery	—	—	—	(4)	—
Provision for income taxes	8	—	—	—	—
Net Income attributable to noncontrolling interests	(2)	—	—	—	—
Other	8	8	(2)	1	2

EBITDA	$366	$343	$291	$193	$154

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

SUNOCO LOGISTICS PARTNERS L.P.

	Year Ended December 31,
	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$341	$176	$229	$207	$141
Net cash used in investing activities	$(426)	$(226)	$(332)	$(119)	$(241)
Net cash provided by (used in) financing activities	$85	$50	$103	$(95)	$87
Capital expenditures:
Maintenance(6)	$37	$32	$26	$25	$30
Expansion(7)	389	194	306	95	209

Total capital expenditures	$426	$226	$332	$120	$239

(1)

Expansion capital expenditures in 2010 include $152 million related to the acquisition of a butane blending business from Texon L.P., $91 million related to the acquisition of additional ownership interests in Mid-Valley, West Texas Gulf and West Shore, and construction projects to expand services at the Partnership’s refined products terminals, increase tankage at the Nederland facility and to expand upon the Partnership’s refined products platform in the southwest United States.

(2)

Expansion capital expenditures in 2009 include $50 million related to the acquisition of Excel Pipeline LLC and a refined products terminal in Romulus, Michigan and the construction of tankage and pipeline assets in connection with the Partnership’s agreement to connect the Nederland terminal to a Port Arthur, Texas refinery and construction of additional crude oil storage tanks at the Nederland terminal.

(3)

Expansion capital expenditures in 2008 include $186 million related to the acquisition of the MagTex refined products pipeline system, construction of tankage and pipeline assets in connection with the Partnership’s agreement to connect the Nederland terminal to a Port Arthur, Texas refinery and construction of additional crude oil storage tanks at the Nederland terminal.

(4)

Expansion capital expenditures in 2007 includes approximately $13 million related to the acquisition of the Syracuse Terminal, construction of tankage and pipeline assets in connection with the Partnership’s agreement to connect the Nederland terminal to a Port Arthur, Texas refinery and construction of additional crude oil storage tanks at the Nederland terminal.

(5)

Expansion capital expenditures in 2006 include approximately $41 million related to the acquisition of the Millennium and Kilgore crude oil pipeline system, approximately $68 million related to the acquisition of the Amdel and White Oil crude oil pipeline system and approximately $12 million related to the acquisition of a 55.3 percent equity interest in Mid-Valley Pipeline Company. The total purchase price of Mid-Valley was approximately $65 million, however since a portion of the interest was acquired from a related party, it was recorded by us at Sunoco’s historical cost and the $53 million difference between the purchase price and the cost basis of the assets was recorded by us as a capital distribution.

(6)

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and to extend their useful lives. We treat maintenance expenditures that do not extend the useful life of existing assets as operating expenses as incurred.

(7)

Expansion capital expenditures are capital expenditures made to acquire and integrate complimentary assets to grow the business, to improve operational efficiencies or reduce costs and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.

SUNOCO LOGISTICS PARTNERS L.P.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Balance Sheet Data (at period end):
Net properties, plants and equipment	$2,128	$1,534	$1,375	$1,089	$1,007
Total assets	$4,188	$3,099	$2,308	$2,505	$2,082
Total debt	$1,229	$868	$748	$515	$492
Total Sunoco Logistics Partners L.P. Equity	$965	$862	$670	$591	$583
Noncontrolling interests	77	—	—	—	—

Total equity	$1,042	$862	$670	$591	$583

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Operating Data:
Refined Products Pipeline System
Total shipments (in millions of barrel miles per day)(1)(2)	51	58	47	49	47
Revenue per barrel mile (in cents)	0.645	0.606	0.603	0.548	0.469
Terminal Facilities
Terminal throughput (in thousands of bpd)
Refined products terminals	488	462	436	434	392
Nederland terminal	728	597	526	507	462
Refinery terminals	465	591	653	696	688
Crude Oil Pipeline System
Crude oil pipeline throughput (in thousands of bpd)(1)(3)	1,139	658	683	674	651
Crude oil purchases at wellhead (in thousands of bpd)	189	182	178	178	192
Gross margin per barrel of pipeline throughput (in cents)(3)(4)	41.8	73.0	63.0	31.9	26.8
Average crude oil price (per barrel)	$79.55	$61.93	$99.65	$72.40	$66.25

(1)	Excludes amounts attributable to the equity ownership interests in corporate joint ventures which are not consolidated.
(2)	Total shipments represent the total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(3)

Reflects total throughput by Mid-Valley Pipeline Company and West Texas Gulf Pipe Line Company from the dates of acquisition in 2010, divided by 365 days. From the dates of acquisition, these pipelines had actual throughput of approximately 585 thousand bpd for the year ended December 31, 2010.

(4)

Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput. Gross margin and throughput volumes for Mid-Valley Pipeline Company and West Texas Gulf Pipe Line Company have been included from the acquisition dates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of Sunoco Logistics Partners L.P. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information.

Overview

We are a Delaware limited partnership which owns and operates a geographically diverse portfolio of complementary pipeline, terminalling, and crude oil acquisition and marketing assets. We are principally engaged in the transport, terminalling, and storage of refined products and crude oil and in the purchase and sale of crude oil in 17 states located in the northeast, midwest, southeast and southwest United States. Revenues are generated by charging tariffs for transporting refined products, crude oil and other hydrocarbons through our pipelines as well as by charging fees for terminalling services for refined products, crude oil and other hydrocarbons at our facilities. Revenues are also generated by acquiring and marketing crude oil and refined products. Generally, crude oil and refined products purchases are entered into in contemplation of or simultaneously with corresponding sale transactions involving physical deliveries, which enables us to secure a profit on the transaction at the time of purchase.

Strategic Actions

Our primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput, pursue strategic and accretive acquisitions that complement our existing asset base and improve operating efficiencies. We also utilize our pipeline systems to take advantage of market dislocations. We believe these strategies will result in continuing increases in distributions to our unitholders. As part of our strategy, we have undertaken several initiatives including the acquisitions and growth capital programs described below.

Acquisitions

During the three years ended December 31, 2010, we completed nine acquisitions for a total of approximately $488 million.

2010 Acquisitions

•

Bay City Terminal—In October 2010, we acquired a terminal facility located in Bay City, Texas from Gulfstream Terminals & Marketing LLC. The terminal is capable of handling both crude oil and refined products volumes. Total active terminal storage capacity of this facility is approximately 0.1 million barrels. The terminal was included within in the Terminal Facilities from the date of acquisition;

•

Big Sandy Terminal—In October 2010 we acquired a 0.2 million barrel refined products terminal and pipeline segment located in Big Sandy, Texas from an affiliate of Chevron Corporation. The terminal and pipeline segment are currently not operational, however we plan to integrate them into our existing assets in the southwest United States beginning in the second quarter 2011. The terminal and pipeline segment were included in our Terminal Facilities and Refined Products Pipeline System from the date of acquisition;

•

Butane Blending Business—In July 2010 we acquired a butane blending business from Texon L.P. The acquisition included patented technology for blending of butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The acquisition was included within the Terminal Facilities as of the date of acquisition;

•	Controlling Financial Interest in Mid-Valley Pipeline Company and West Texas Gulf Pipe Line Company—In July and August 2010 we acquired additional ownership interests in Mid-Valley Pipeline

Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“West Texas Gulf”), increasing our ownership interest from 55.3 percent to 91.0 percent and from 43.8 percent to 60.3 percent, respectively. Mid-Valley owns an approximately 1,000-mile common carrier pipeline, which originates in Longview, Texas and terminates in Samaria, Michigan. The pipeline provides crude oil to a number of refineries, primarily in the Midwest United States. West Texas Gulf owns and operates an approximately 600-mile common carrier crude oil pipeline system which originates from the West Texas oil fields at Colorado City and the Partnership’s Nederland terminal, and extends to Longview, Texas, where deliveries are made to several pipelines, including Mid-Valley. As we now have a controlling financial interest in both entities, each is reflected as a consolidated subsidiary as of the respective acquisition dates, and are included in the Crude Oil Pipeline System; and

•

Additional Equity Interest in West Shore Pipe Line Company—In July 2010 we acquired an additional ownership interest in West Shore Pipe Line Company (“West Shore”), increasing our ownership interest from 12.3 percent to 17.1 percent. West Shore owns and operates an approximately 650-mile common carrier refined products pipeline that originates in Chicago, Illinois and services delivery points from Chicago to Wisconsin. This investment is accounted for as an equity method investment, with the equity income recorded in the Refined Products Pipeline System.

2009 Acquisitions

•

Romulus Terminal Acquisition—In September 2009 we acquired a refined products terminal located in Romulus, Michigan from R.K.A. Petroleum LLC. The terminal has storage capacity of approximately 0.4 million barrels and services the Detroit metropolitan area and has been integrated into our Terminal Facilities from the date of acquisition; and

•

Excel Pipeline LLC Acquisition—In September 2009 we acquired the owner of an approximately 50-mile crude oil pipeline in Oklahoma, from affiliates of Gary-Williams Energy Corporation. The system originates in Duncan, Oklahoma and terminates in Wynnewood, Oklahoma and has been operated by us for Gary-Williams Energy Corporation since 2007. The pipeline has been included in our Crude Oil Pipeline System from the date of acquisition.

2008 Acquisition

•

MagTex Acquisition—In November 2008, we acquired a refined products pipeline system located in Texas from affiliates of Exxon Mobil Corporation. The system consists of approximately 300 miles of refined products pipeline originating in Beaumont and Port Arthur and terminating in Hearne, Texas; another approximately 200 miles of refined products pipeline originating in Beaumont and terminating in Waskom, Texas; and refined products facilities located in Hearne, Hebert, Waco, Center and Waskom, Texas and Arcadia, Louisiana with combined active storage capacity of approximately 0.6 million barrels. The results of operations for the MagTex assets have been included in the Refined Products Pipeline System and Terminal Facilities from the acquisition date.

Growth Capital Program

In 2010, we completed approximately $137 million of organic growth capital projects to improve operational efficiencies, reduce costs, expand existing facilities and construct new assets to increase storage, throughput volume or the scope of services we are able to provide. In 2010, these included construction projects to expand services at our refined products terminals, increase tankage at the Nederland facility and expand on our refined products platform in the southwest United States. In 2010, we announced a joint pipeline and marine project with MarkWest Liberty Midstream & Resources, LLC to transport ethane produced in the Marcellus Shale Basin in Pennsylvania to the Gulf Coast (“Project Mariner”). We would transport ethane from Western Pennsylvania on our existing pipeline to a refrigerated ethane storage facility, which we would construct and operate at an existing East Coast facility. Operations for Project Mariner are expected to commence in 2013.

During 2011, we expect to spend approximately $100 to $150 million on expansion capital expenditures related to organic growth, excluding acquisitions and spending related to Project Mariner.

Conservative Capital Structure

Our goal is to maintain substantial liquidity and a conservative capital structure. Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), our wholly-owned subsidiary, has a five-year $395 million revolving credit facility (“$395 million Credit Facility”) and a $63 million revolving credit facility (“$63 million Credit Facility”). We will maintain our conservative capital structure by combining debt and equity issuances to finance our future growth.

Cash Distribution Increases

As a result of our continued growth, our general partner increased our cash distributions to limited partners in all quarters in the three years ended December 31, 2010. For the quarter ended December 31, 2010, the distribution increased to $1.18 per common unit, ($4.72 annualized), from $1.09 per common unit paid in February 2010. The distribution for the fourth quarter of 2010 was paid on February 14, 2011.

In January 2010, we repurchased, and our general partner transferred and assigned to us for cancellation, the incentive distribution rights (“IDRs”) held by the general partner under the Second Amended and Restated Agreement of Limited Partnership, as amended, as consideration for (i) our issuance to the general partner of new IDRs issued under the Third Amended and Restated Agreement of Limited Partnership and (ii) our issuance to the general partner of a promissory note in the amount of $201 million, which was repaid in full during the first quarter of 2010. The new IDRs provide for target distribution levels and distribution “splits” between the general partner and the holders of our limited partnership units equal to those applicable to the cancelled IDRs, except that (i) the general partner’s distribution split for distributions above the current second target distribution of $0.575 per limited partnership unit per quarter (or $2.30 per limited partnership unit on an annualized basis) and up to the third target distribution will increase to 37% from 25% (these percentages include the general partner’s 2% interest); and (ii) the third target distribution will be increased from $0.70 to $1.5825 per limited partnership unit per quarter (or from $2.80 to $6.33 per limited partnership unit on an annualized basis). See Note 12 to the financial statements included in Item 8. “Financial Statements and Supplementary Data” for more information on these changes.

Results of Operations

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Statements of Income
Sales and other operating revenue:
Affiliates	$1,117	$706	$2,572
Unaffiliated customers	6,691	4,696	7,540
Other income	30	28	24

Total revenues	7,838	5,430	10,136

Cost of products sold and operating expenses	7,398	5,023	9,786
Depreciation and amortization expense	64	48	40
Selling, general and administrative expenses	72	64	59
Impairment charge	3	—	6

Total costs and expenses	7,537	5,135	9,891

Operating income	301	295	245
Interest cost, net	73	45	31
Gain on investments in affiliates	128	—	—

Income before provision for income taxes	$356	$250	$214
Provision for income taxes	8	—	—

Net Income	$348	$250	$214
Net Income attributable to noncontrolling interests	2	—	—

Net Income attributable to Sunoco Logistics Partners L.P.	$346	$250	$214

Segment Operating Income

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Refined Products Pipeline System
Sales and other operating revenue:
Affiliates	$76	$79	$77
Unaffiliated customers	44	49	27
Other income	16	12	8

Total revenues	136	140	112

Operating expenses	54	60	49
Depreciation and amortization expense	15	13	9
Selling, general and administrative expenses	23	22	20

Total costs and expenses	92	95	78

Operating income	$44	$45	$34

Terminal Facilities
Sales and other operating revenue:
Affiliates	$122	$100	$100
Unaffiliated customers	142	91	62
Other income	1	2	1

Total revenues	265	193	163

Cost of products sold and operating expenses	116	71	64
Depreciation and amortization expense	26	19	16
Selling, general and administrative expenses	25	19	19
Impairment charge	3	—	6

Total costs and expenses	170	109	105

Operating income	$95	$84	$58

Crude Oil Pipeline System
Sales and other operating revenue:
Affiliates	$919	$527	$2,395
Unaffiliated customers	6,505	4,556	7,451
Other income	13	14	15

Total revenues	7,437	5,097	9,861

Cost of products sold and operating expenses	7,228	4,892	9,673
Depreciation and amortization expense	23	16	15
Selling, general and administrative expenses	24	23	20

Total costs and expenses	7,275	4,931	9,708

Operating income	$162	$166	$153

Operating Highlights

	Year Ended December 31,
	2010	2009	2008
Refined Products Pipeline System:
Total shipments (in millions of barrel miles per day)(1)(2)	51	58	47
Revenue per barrel mile (in cents)	0.645	0.606	0.603
Terminal Facilities:
Terminal throughput (in thousands of bpd):
Refined products terminals	488	462	436
Nederland terminal	728	597	526
Refinery terminals	465	591	653
Crude Oil Pipeline System:
Crude oil pipeline throughput (in thousands of bpd)(2)(3)	1,139	658	683
Crude oil purchases at wellhead (in thousands of bpd)	189	182	178

Gross margin per barrel of pipeline throughput (in cents)(3)(4)	41.8	73.0	63.0
Average crude oil price (per barrel)	$79.55	$61.93	$99.65

(1)	Represents total average daily pipeline throughput multiplied by the number of miles of pipeline through which each barrel has been shipped.
(2)	Excludes amounts attributable to equity interests which are not consolidated.
(3)

Reflects total throughput by Mid-Valley Pipeline Company and West Texas Gulf Pipe Line Company from the dates of acquisition in 2010, divided by 365 days. From the dates of acquisition, these pipeline had actual throughput of approximately 585 thousand bpd for the twelve months ended December 31, 2010.

(4)

Represents total segment sales and other operating revenue minus cost of products sold and operating expense and depreciation and amortization divided by crude oil pipeline throughput. Gross margin and throughput volumes for Mid-Valley Pipeline Company and West Texas Gulf Pipe Line Company have been included from the acquisition dates.

Analysis of Consolidated Net Income

Net income attributable to partnership interests was $346 million, $250 million and $214 million for the years ended December 31, 2010, 2009 and 2008 respectively.

The $96 million increase in net income attributable to partnership interests from 2009 to 2010 was primarily the result of a $128 million non-cash gain on the Partnership’s acquisition of additional interests in Mid-Valley and West Texas Gulf. The gain resulted from an adjustment to record its previous ownership interest at fair value in accordance with acquisition accounting rules. Excluding the gain, net income decreased $32 million compared to 2009, due to an increase in interest expense, related to debt issuances which were used to finance the IDR repurchase and exchange transaction and fund growth initiatives. Higher interest expense was partially offset by increased operating income associated primarily to improved Terminal Facilities volumes and contributions from acquisitions and organic projects.

The $36 million increase in net income attributable to partnership interests from 2008 to 2009 was primarily the result of increased operating income driven by higher fees across all segments, full year results from the MagTex acquisition, additional tankage at the Nederland terminal facility, and higher lease acquisition earnings. This increase in operating income was partially offset by a $14 million increase in net interest expense due primarily to higher borrowings associated with the MagTex acquisition, increased contango inventory positions and organic growth projects.

Analysis of Segment Operating Income

Year Ended December 31, 2010 versus Year Ended December 31, 2009

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System decreased $1 million to $44 million for the year ended December 31, 2010. Lower pipeline volumes resulted in reduced revenues compared to the prior year. Higher equity income from the Partnership’s joint venture interests, along with increased operating gains and reduced utility, environmental and tax expenses partially offset the reduction in volumes.

Terminal Facilities

Operating income for the Terminal Facilities increased by $11 million to $95 million for the year ended December 31, 2010. The increase in operating income was due primarily to higher volumes and fees at the refined products terminals, additional volumes at the Nederland terminal facility and increased butane blending activities in 2010. These increases were partially offset by a non-cash impairment charge of $3 million related to the cancellation of a construction project and reduced refinery terminal volumes driven by the permanent shut-down of Sunoco’s Eagle Point refinery. In addition, the increases were partially offset by higher costs related to the integration of the butane blending business, higher amortization expense related to intangible assets acquired in 2010, and higher depreciation expense related to the Partnership’s acquisitions and organic growth projects.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline System decreased $4 million to $162 million for the year ended December 31, 2010. The decrease in operating income was primarily due to lower lease acquisition results driven by reduced contango profits. Offsetting the decrease in operating income were the incremental earnings associated with the Partnership’s 2010 acquisition of additional interests in two joint venture pipelines and contributions from a pipeline acquired in the third quarter of 2009.

Year Ended December 31, 2009 versus Year Ended December 31, 2008

Refined Products Pipeline System

Operating income for the Refined Products Pipeline System increased $11 million to $45 million for the year ended December 31, 2009. The increase in operating income was due primarily to full year results from the MagTex refined products pipeline acquisition, as well as increased equity income associated with the Partnership’s joint venture interests.

Terminal Facilities

Operating income for the Terminal Facilities increased by $26 million to $84 million for the year ended December 31, 2009. The increase was due primarily to increased terminal fees, additional tankage at the Nederland terminal facility, a full year of results from the MagTex refined products terminal acquisition and the commencement of butane blending projects. Also contributing to the increase was the absence of hurricane damages and a non-cash impairment charge recognized during 2008. Partially offsetting these increases were higher terminal operating losses.

Crude Oil Pipeline System

Operating income for the Crude Oil Pipeline System increased $13 million to $166 million for the year ended December 31, 2009 due primarily to increased pipeline fees and higher lease acquisition earnings from the contango market structure. These increases were partially offset by a reduction in pipeline operating gains, a decrease in equity income from the Partnership’s joint venture interests and the absence of an insurance gain recognized in 2008.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the $395 million and the $63 million credit facilities are our primary sources of liquidity. At December 31, 2010, we had net working capital of $88 million and available borrowing capacity under the credit facilities of $427 million. Our working capital position reflects crude oil and refined products inventories based on historical costs under the last-in, first-out method (“LIFO”) of accounting. If the inventories had been valued at their current replacement cost, we would have had working capital of $256 million at December 31, 2010. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

Capital Resources

Credit Facilities

The Operating Partnership has a five-year $395 million credit facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The $395 million Credit Facility matures in November 2012 and had no outstanding balance at December 31, 2010.

The $395 million Credit Facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin. This $395 million Credit Facility contains various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, or f) enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $395 million Credit Facility also limits the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Operating Partnership was in compliance with these covenants as of December 31, 2010.

In June 2010, Lehman Brothers (“Lehman”) was removed from the list of banks participating in, what was then, the Operating Partnership’s $400 million Credit Facility. The removal relates to Lehman’s September 2008 bankruptcy and failure to fund its $5 million share of the Partnership’s borrowings under the facility.

In March 2009, the Operating Partnership entered into a $63 million revolving credit facility with 2 participating financial institutions. The $63 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The $63 million Credit Facility matures in September 2011 and may be repaid at any time. At December 31, 2010, there was $31million outstanding under this credit facility. This amount has been classified as long-term debt as we have the ability and intent to refinance it on a long-term basis. The facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin or (c) LIBOR plus 1.0 percent plus an applicable margin. The $63 million Credit Facility contains various covenants similar to the $395 million Credit Facility and also requires the Operating Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio of 4.5 to 1, which can generally be increased to 5.0 to 1 during an acquisition period. The Operating Partnership was in compliance with these covenants as of December 31, 2010.

Promissory Note, Affiliated Companies

In July 2010, the Operating Partnership entered into a subordinated $100 million variable rate promissory note due to Sunoco in May 2013. The note bears interest at three-month LIBOR plus 275 basis points per annum.

The proceeds from this note were used to fund a portion of the purchase price of the Partnership’s acquisition of the butane blending business discussed earlier.

Senior Notes

In February 2010, the Operating Partnership issued $250 million of 5.50 percent Senior Notes and $250 million of 6.85 percent Senior Notes, due February 15, 2020 and February 15, 2040, respectively (“2020 and 2040 Senior Notes”). The 2020 and 2040 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2020 and 2040 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds from the 2020 and 2040 Senior Notes were used to repay the $201 million promissory note issued in connection with our repurchase and exchange of our general partner’s IDR interests, to repay outstanding borrowings under the $395 million Credit Facility and for general partnership purposes.

In February 2009, the Operating Partnership issued $175 million of 8.75 percent Senior Notes, due February 15, 2014 (“2014 Senior Notes”). The 2014 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2014 Senior Notes contain various covenants limiting the Operating Partnership’s ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The net proceeds from the 2014 Senior Notes were used to repay outstanding borrowings under the $395 million Credit Facility, which were associated with the MagTex acquisition.

Equity Offerings

In August 2010, the Partnership completed a public offering of 2.0 million limited partnership units. Net proceeds of $143 million were used to finance the purchase of the Partnership’s additional ownership interests in Mid-Valley, West Texas Gulf and West Shore and to reduce outstanding borrowings under the Operating Partnership’s $395 million Credit Facility. In connection with this offering, the General Partner contributed $3 million to the Partnership to maintain its 2 percent general partner interest.

In April and May 2009, the Partnership completed a public offering of 2.2 million common units. Net proceeds of $110 million were used to reduce outstanding borrowings under the Operating Partnership’s $395 million Credit Facility and for general partnership purposes. In connection with these offerings, the general partner contributed $2 million to the Partnership to maintain its 2 percent general partner interest.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the years ended December 31, 2010, 2009 and 2008 was $341 million, $176 million and $229 million, respectively. Net cash provided by operating activities for 2010 was primarily the result of net income of $220 million (excluding a $128 million non-cash gain in connection with the acquisitions of additional interests in Mid-Valley and West Texas Gulf). Also contributing to net cash provided by operating activities were non-cash charges of depreciation and amortization of $64 million, and a $55 million decrease in working capital. The change in working capital was primarily the result of the liquidation of contango inventory positions. Net cash provided by operating activities for 2009 was primarily the result of net income of $250 million and depreciation and amortization of $48 million, offset by an increase working capital of $121 million, which was the result of an increase in accounts receivable associated with liquidation of contango inventory positions. Net cash provided by operating activities for 2008 was primarily the result of net income of $214 million and depreciation and amortization of $40 million, offset by an increase working capital of $38 million, resulting from increased inventory positions.

Net cash used in investing activities for the years ended December 31, 2010, 2009 and 2008 was $426 million, $226 million and $332 million, respectively. Investing activities in 2010 included $252 million of acquisitions, including a butane blending business; a controlling financial interest in Mid-Valley and West Texas Gulf; an additional ownership interest in West Shore; a refined products and crude oil terminal in Bay City, Texas and a refined products terminal and pipeline segment in Big Sandy, Texas. Also included in the cash used in investing activities for 2010 are expansion capital costs related to construction projects to expand services at our refined products terminals, increase tankage at the Nederland facility and expand on our refined products platform in the southwest United States. In 2009, cash used in investing activities included $50 million for the Romulus, Michigan terminal and Excel Pipeline acquisitions, as well as constructions costs associated with the completion of the project to connect the Nederland terminal to Motiva’s Port Arthur, Texas refinery, construction of additional storage tanks at Nederland and refined products butane blending projects. In 2008, cash used in investing activities included $186 million for the MagTex acquisition and various other capital improvement projects.

Net cash provided by financing activities for the years ended December 31, 2010, 2009 and 2008 was $85 million, $50 million and $103 million, respectively.

For the year ended December 31, 2010, the $85 million of cash provided by financing activities was primarily attributable to net proceeds of $494 million from the issuance of $500 million senior notes, net proceeds of $143 million related to our August 2010 equity offering and $100 million of proceeds from the July 2010 promissory note with Sunoco. These financing sources were used primarily to fund our 2010 acquisitions and growth projects and repay the $201 million promissory note issued in connection with the repurchase and exchange of the general partners IDRs. Cash provided by these sources were further offset by $189 million of quarterly distributions to the limited and general partners and $238 million of net repayments under our $395 million Credit Facility.

For the year ended December 31, 2009, the $50 million of cash provided by financing activities was primarily attributable to net proceeds of $173 million related to the February 2009 issuance of 8.75 percent senior notes and $110 million of net proceeds from the April and May offering of 2.2 million common units. These sources were partially offset by $173 million of distributions and $54 million of net repayments under our $395 million Credit Facility. Cash provided by financing activities was primarily used to fund the 2009 expansion capital.

For the year ended December 31, 2008, the $103 million of cash provided by financing activities was primarily attributable to $232 million increase in net borrowings under our $395 million Credit Facility which were used primarily to fund the MagTex acquisition. This amount was partially offset by $137 million in distributions paid to our limited partners and our general partner.

Under a treasury services agreement with Sunoco, we participate in Sunoco’s centralized cash management program. Advances to affiliates in our balance sheets at December 31, 2010 and 2009 represent amounts due from Sunoco under this agreement.

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

•

Expansion capital expenditures to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures, including amounts paid for acquisitions, for the years presented:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Maintenance	$37	$32	$26
Expansion	389	194	306

Total	$426	$226	$332

Maintenance capital expenditures primarily consist of recurring expenditures at each of the business segments such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems and related equipment, and the upgrade of pump stations. Management expects maintenance capital expenditures to be approximately $45 million in 2011.

Expansion capital expenditures increased by $195 million to $389 million for the year ended December 31, 2010. Expansion capital expenditures for 2010 include the acquisitions of a butane blending business; a controlling financial interest in Mid-Valley and West Texas Gulf; an additional ownership interest in West Shore; a refined products and crude oil terminal in Bay City, Texas; and a refined products terminal and pipeline segment in Big Sandy, Texas. In addition, expansion capital expenditures for 2010 include construction projects to expand services at our refined products terminals, increase tankage at the Nederland facility and expand on our refined products platform in the southwest United States. Expansion capital expenditures decreased by $112 million to $194 million for the year ended December 31, 2009. Expansion capital expenditures for 2009 included the acquisitions of a refined products terminal in Romulus, Michigan and Excel Pipeline LLC, the owner of a crude oil pipeline which services Gary Williams’ Wynnewood, Oklahoma refinery, and the construction pursuant to our agreement to connect our Nederland Terminal to a Port Arthur, Texas refinery. Expansion capital also included butane blending projects and construction of additional crude oil storage tanks at Nederland.

Capital Requirements

In 2010, we announced a joint pipeline and marine project with MarkWest Liberty Midstream & Resources, LLC to transport ethane produced in the Marcellus Shale Basin in Pennsylvania to the Gulf Coast (“Project Mariner”). We would transport ethane from Western Pennsylvania on our existing pipeline to a refrigerated ethane storage facility, which we would construct and operate at an existing East Coast facility. Operations for Project Mariner are expected to commence in 2013.

Management expects to invest approximately $100 million to $150 million in expansion capital projects in 2011, excluding acquisitions and Project Mariner. These projects include additional tankage at the Nederland terminal, butane blending projects and expansion of our refined products platform in the southwest United States.

We expect to fund our capital expenditures, including any additional acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of borrowing under the credit facilities, other borrowings and issuance of additional common units.

Contractual Obligations

The following table sets forth the aggregate amount of long-term debt maturities (including interest commitments based upon the interest rate in effect at December 31, 2010), annual rentals applicable to non-cancelable operating leases, and purchase commitments related to future periods at December 31, 2010:

	Year Ended December 31,					Thereafter	Total
	2011	2012	2013	2014	2015
	(in millions)
Long-term debt:
Principal	$31	$250	$100	$175	$—	$675	$1,231
Interest	79	62	58	44	42	474	759
Operating leases	6	6	3	3	2	1	21
Purchase obligations	2,039	—	—	—	—	—	2,039

	$2,155	$318	$161	$222	$44	$1,150	$4,050

Our operating leases reported above include leases of office space, third-party pipeline capacity, and other property and equipment, with initial or remaining non-cancelable terms in excess of one year.

A purchase obligation is an enforceable and legally binding agreement to purchase goods and services that specifies significant terms, including: fixed or expected quantities to be purchased; market-related pricing provisions; and a specified term. Our purchase obligations consist of non-cancelable contracts to purchase crude oil for terms of one year or less by our Crude Oil Acquisition and Marketing group and non-cancelable contracts to purchase butane for terms of one year or less by our butane blending business.

Substantially all of the above purchase obligations include actual crude oil purchases for the month of January 2011. The remaining crude oil purchase obligation amounts are based on the quantities committed to be purchased assuming adequate well production for the remainder of the year, at December 31, 2010 crude oil prices. Actual amounts to be paid in regards to these obligations will be based upon market prices or formula-based market prices during the period of purchase. For further discussion of our Crude Oil Acquisition and Marketing activities, see Item 1. “Business—Crude Oil Pipeline System—Crude Oil Acquisition and Marketing.”

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

Under the terms of the Omnibus Agreement and in connection with the contribution of assets to us by affiliates of Sunoco, Sunoco has agreed to indemnify us for 30 years from environmental and toxic tort liabilities related to the assets contributed that arise from the operation of such assets prior to closing of the February 2002 initial public offering (“IPO”). See “Agreements with Sunoco.”

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

The critical accounting policies identified by our management are as follows:

Long-Lived Assets. The cost of long-lived assets (less estimated salvage value, in the case of properties, plants and equipment), is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives are based on historical experience, contract expiration or other reasonable basis, and are adjusted when changes in planned use, technological advances or other factors indicate that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively.

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

In 2010, we recognized an impairment of $3 million related to the cancellation of a terminal construction project. There were no asset impairments for the year ended December 31, 2009. In 2008, we recognized an impairment of $6 million related to our decision to discontinue efforts to expand liquefied petroleum gas (“LPG”) storage capacity at our Inkster, Michigan facility. The impairment charge reflected the entire cost associated with the project.

Environmental Remediation. At December 31, 2010, our accrual for environmental remediation activities was $4 million. This accrual is for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, the minimum of the range is accrued unless some other point or points in the range are more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent their occurrence is probable and reasonably estimable.

Management believes that none of the current remediation locations are material, individually or in the aggregate, to our financial position at December 31, 2010. As a result, our exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact several of our facilities. As a result, from time to time, significant charges against income for environmental remediation may occur.

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

New Accounting Pronouncements

For a discussion of recently issued accounting pronouncements requiring adoption subsequent to December 31, 2010, see Note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Agreements with Sunoco

We have entered into material agreements with Sunoco and their affiliates, as discussed below.

Pipeline and Terminalling Agreements

•

In December 2010, Sunoco announced its intention to sell its Toledo refinery to affiliates of PBF Holding Company LLC (“PBF”). We currently have certain agreements to provide pipeline and terminalling services which support the Toledo refinery. The sale of the refinery is expected to be completed during the first quarter of 2011 and we do not anticipate the transaction to have a material impact to our financial results as certain agreements are expected to be assigned to PBF or its agents in connection with the sale.

•	In 2010, we entered into a one-year throughput agreement with Sunoco on our Marysville crude oil pipeline. Under this agreement, Sunoco is required to ship a minimum average of 106,000 barrels per day (“bpd”) based on the published tariff available to third parties on the pipeline. This agreement is expected to be transferred to PBF or its agents upon completion of the sale of Sunoco’s Toledo refinery.

•

Under a three-year agreement, Sunoco agreed to annually throughput a minimum of 968,550 barrels of LPG originating at the Toledo refinery to and from the Inkster Terminal. This minimum throughput is an annual amount for each contract period running from April 1 to March 31. Additionally, Sunoco agreed to annually throughput a minimum of 250,000 barrels of propane across the Inkster Terminal loading rack. This minimum propane throughput is an annual amount for each contract period running from April 1 to March 31, and was pro-rated for the 2010-2011 term to account for the timing of the loading rack installation. This agreement expires in March 2012 and is expected to be transferred to PBF or its agents upon completion of the Toledo refinery sale.

•

We have a five-year product terminal services agreement with Sunoco under which Sunoco may throughput refined products through our terminals, and a tank farm agreement under which Sunoco may throughput refined products through our Marcus Hook Tank Farm. These agreements expire in February 2012. The agreements contain no minimum throughput obligations for Sunoco.

•

We have a three-year agreement with Sunoco relating to the Fort Mifflin Terminal Complex. Under this agreement, Sunoco will deliver a minimum average of 300,000 barrels per day of crude oil and refined products per contract year at the Fort Mifflin Terminal Complex. This minimum average throughput is an annual amount for each contract period running from March 1 to February 28. Sunoco does not have exclusive use of the Fort Mifflin Terminal Complex, however we are obligated to provide the necessary tanks, marine docks and pipelines for Sunoco to meet its minimum requirements under the agreement. This agreement expires in February 2012.

•

Under a 20-year lease agreement which expires in February 2022, Sunoco leases our interrefinery pipelines between Sunoco’s Philadelphia and Marcus Hook refineries for an annual fee which escalates at 1.67 percent each January 1 for the term of the agreement. The annual fee for the year ended December 31, 2010 was $6 million. The lease agreement also requires Sunoco to reimburse us for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. There were no material reimbursements under this agreement during 2008, 2009 or 2010.

•

Sunoco is a shipper on our refined products and crude oil pipelines. With the exception of the crude oil pipeline agreement noted above, all movements are on the same terms that would be available to an unrelated third party and are based on published tariff rates on the respective pipelines.

Subject to a minimum of 180 days advance written notice, the obligations under the Inkster agreement and the Fort Mifflin Terminal Complex agreement may be permanently reduced or suspended if there is a shut-down or reconfiguration of (i) the Toledo refinery such that the refinery does not produce the volumes sufficient for the shipper to satisfy its minimum obligations under the Inkster agreement; or the Philadelphia refinery such that the refinery does not require (in the case of crude oil) or produce (in the case of petroleum products) volumes sufficient for Sunoco to satisfy its minimum obligations under the Fort Mifflin agreement.

Our facilities are well-situated to handle Sunoco’s refining and marketing supply chain needs, and we expect that Sunoco will continue to utilize our pipelines and terminals. The strategic interplay between our assets and Sunoco’s assets results in a mutually beneficial relationship between us and Sunoco. However, Sunoco actively manages its assets and operations and changes of some nature, possibly material to our business relationship, may occur at some point in the future. There can be no assurance of the levels at which Sunoco will continue will continue to utilize our pipelines or terminals or that revenues can be generated from third parties.

Refined Products and Crude Oil Purchase Agreements

•

We have an agreement with Sunoco whereby Sunoco purchases from us, at market-based rates, refined products at certain of our terminal facilities. This agreement is negotiated annually and the current agreement expires in May 2011.

•

We have agreements with Sunoco whereby Sunoco purchases from us, at market-based rates, particular grades of crude oil that are purchased by our crude oil acquisition and marketing business. These agreements automatically renew on a monthly basis unless terminated by either party on 30 days’ written notice. In the first quarter of 2011, Sunoco is expected to complete the sale of its Toledo refinery and assign its crude oil purchase agreements relating to this facility to PBF. Similar to the arrangements related to the June 2009 sale of the Sunoco Tulsa refinery to Holly Corporation, the termination of the agreements with Sunoco are not expected to have a material impact on our results of operations and our cash flow, as the contracts to sell crude oil to PBF or its agents are expected to be commensurate with historical Sunoco volumes.

Omnibus Agreement

In 2002, we entered into an Omnibus Agreement with Sunoco and our general partner that addresses the following matters:

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

•

our obligation to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities related to the assets to the extent Sunoco is not required to indemnify us; and

•	our option to purchase certain pipeline, terminalling, and storage assets retained by Sunoco or its affiliates.

General and Administrative Services Fee

Under the Omnibus Agreement, we pay Sunoco or our general partner an annual administrative fee that includes expenses incurred by Sunoco and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $5 million, $6 million and $6 million for the years ended December 31, 2010, 2009, and 2008, respectively. This fee does not include the costs of shared insurance programs (which are allocated to us based upon our share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner (including senior executives), or the cost of their employee benefits. We have no employees, and reimburse Sunoco and its affiliates for these costs and other direct expenses incurred on our behalf. In addition, we have incurred additional general and administrative costs which we pay directly.

The initial term of Section 4.1 of the Omnibus Agreement (which concerns our obligation to pay the annual fee for provision of certain general and administrative services) was through the end of 2004. The parties have extended the term of Section 4.1 annually by one year in each of the following years and again for 2011. The 2011 annual fee has increased to $13 million to cover costs of services now provided by Sunoco that were previously provided by third parties and includes an allocation of management costs for the Chief Executive Officer; Vice President, Chief Financial Officer; Vice President, Chief Human Resources Officer; and others from Sunoco that were previously included in our direct costs. The costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by us. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2011, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that we are unable to obtain such services from Sunoco or other third parties at or below the current cost, our financial condition and results of operations may be adversely impacted.

In addition to the fees for the centralized corporate functions, selling, general and administrative expenses in the statements of income include the allocation of shared insurance costs of $4 million, $4 million and $3 million for the years ended December 31, 2010, 2009 and 2008 respectively. The Partnership’s share of allocated Sunoco employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits was $29 million, $28 million and $23 million for the years ended December 31, 2010, 2009 and 2008 respectively. These expenses are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the statements of income.

Development or Acquisition of an Asset by the Partnership

The Omnibus Agreement contains a provision pursuant to which Sunoco may at any time propose to us that we undertake a project to develop and construct or acquire an asset. If our general partner determines in its good faith judgment, with the concurrence of its Conflicts Committee, that the project, including the terms on which Sunoco would agree to use such asset, will be beneficial on the whole and that proceeding with the project will not effectively preclude us from undertaking another project that will be more beneficial to us, we will be required to use commercially reasonable efforts to finance, develop, and construct or acquire the asset.

Noncompetition

Sunoco agreed, and will cause its affiliates to agree, for so long as Sunoco controls our general partner, not to engage in, whether by acquisition or otherwise, the business of purchasing crude oil at the wellhead or operating crude oil pipelines or terminals, refined products pipelines or terminals, or LPG terminals in the continental United States. This restriction does not apply to:

•	certain businesses currently operated by Sunoco or any of its subsidiaries;

•	any logistics asset constructed by Sunoco or any of its subsidiaries within a manufacturing or refining facility in connection with the operation of that facility;

•	any business that Sunoco or any of its subsidiaries acquires or constructs that has a fair market value of less than $5 million; and

•

any business that Sunoco or any of its subsidiaries acquires or constructs that has a fair market value of $5 million or more if we have been offered the opportunity to purchase the business for fair market value not later than six months after completion of such acquisition or construction, and we decline to do so with the concurrence of the Conflicts Committee.

In addition, the limitations on the ability of Sunoco and its affiliates to compete with us may terminate upon a change of control of Sunoco.

Indemnification

Under the terms of the Omnibus Agreement and in connection with the contribution of assets by affiliates of Sunoco, Sunoco has agreed to indemnify us for 30 years from environmental and toxic tort liabilities related to the assets contributed that arise from the operation of such assets prior to closing of the IPO. Sunoco is obligated to indemnify us for 100 percent of all losses asserted within the first 21 years of closing of the IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent a year. For example, for a claim asserted during the twenty-third year after closing of the IPO, Sunoco would be required to indemnify us for 80 percent of the loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. In addition, this indemnification applies to the interests in the Mesa Pipeline system and the Mid-Valley pipeline purchased from Sunoco following the IPO. Any environmental and toxic tort liabilities not covered by this indemnity will be our responsibility. Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates, and the determination of the liability at multiparty sites, if any, in light of the number, participation levels, and financial viability of other parties. We have agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify us.

Sunoco has also agreed to indemnify us for liabilities relating to:

•

the assets contributed to the Partnership, other than environmental and toxic tort liabilities, that arise out of the operation of the assets prior to the closing of the IPO and that are asserted within ten years after the closing of the IPO;

•

certain defects in title to the assets contributed to the Partnership and failure to obtain certain consents and permits necessary to conduct the business that arise within ten years after the closing of the IPO;

•	legal actions related to the period prior to the IPO currently pending against Sunoco or its affiliates; and

•	events and conditions associated with any assets retained by Sunoco or its affiliates.

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

Treasury Services Agreement

We have a treasury services agreement with Sunoco pursuant to which, among other things, we are participating in Sunoco’s centralized cash management program. Under this program, all of the cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balance will be settled periodically, but no less frequently than monthly. Amounts due from Sunoco and its subsidiaries earn interest at a rate equal to the average rate of our third-party money market investments, while amounts due to Sunoco and its subsidiaries bear interest at a rate equal to the interest rate provided in the $395 million Credit Facility.

Other Agreements

We have also entered into various other agreements with Sunoco and their affiliates, including throughput agreements regarding certain acquired assets or improvements or expansions of existing assets. Our management believes the terms of these agreements to be comparable to those that could be negotiated with an unrelated third party.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rates and volatility in crude oil and refined products commodity prices. To manage such exposure, interest rates and inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management.

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- and variable-rate debt. At December 31, 2010, we had $131 million of variable-rate borrowings under our revolving credit facility and promissory note from affiliates. The outstanding borrowings bear interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable debt arrangements. Our weighted average variable interest rate on our variable-rate borrowings was 3.0 percent at December 31, 2010. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $1 million.

At December 31, 2010, we had $1.1 billion of fixed-rate borrowings, which is comprised of $250 million of 2012 Senior Notes, $175 million of 2014 Senior Notes, $175 million of 2016 Senior Notes, $250 million of 2020 Senior Notes and $250 million of 2040 Senior Notes. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at December 31, 2010 by approximately $231 million.

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

We do not use futures or other derivative instruments to speculate on crude oil or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products purchase and sale activities. These derivatives are intended to have equal and opposite effects of the purchase and sale activities. At December 31, 2010, the fair market value of our open derivative positions was a net liability of $4 million on 0.7 million barrels of refined products. These derivative positions vary in length but do not extend beyond April 2011. The potential decline in the market value of these derivatives from a hypothetical 10 percent adverse change in the year-end market prices of the underlying commodities that were being hedged by derivative contracts at December 31, 2010 was estimated to be $6 million. This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

For additional information concerning our commodity market risk activities, see Note 14 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting, which appears in this section.

Lynn L. Elsenhans

Chairman and Chief Executive Officer

Brian P. MacDonald

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors of

Sunoco Partners LLC

We have audited Sunoco Logistics Partners L.P.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunoco Logistics Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Sunoco Logistics Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 financial statements of Sunoco Logistics Partners L.P. and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 23, 2011

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors of

Sunoco Partners LLC

We have audited the accompanying balance sheets of Sunoco Logistics Partners L.P. (the “Partnership”) as of December 31, 2009 and 2010, and the related statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunoco Logistics Partners L.P. at December 31, 2009 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunoco Logistics Partners L.P.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 23, 2011

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF INCOME

(in millions, except units and per unit amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$1,117	$706	$2,572
Unaffiliated customers	6,691	4,696	7,540
Other income	30	28	24

Total Revenues	7,838	5,430	10,136

Costs and Expenses
Cost of products sold and operating expenses	7,398	5,023	9,786
Depreciation and amortization expense	64	48	40
Selling, general and administrative expenses	72	64	59
Impairment charge	3	—	6

Total Costs and Expenses	7,537	5,135	9,891

Operating Income	301	295	245
Net interest cost to affiliates (Note 3)	2	—	1
Other interest cost and debt expense, net	76	49	34
Capitalized interest	(5)	(4)	(4)
Gain on investments in affiliates (Note 2)	128	—	—

Income Before Provision for Income Taxes	$356	$250	$214
Provision for income taxes (Note 1)	8	—	—

Net Income	$348	$250	$214

Net Income attributable to noncontrolling interests	2	—	—

Net Income attributable to Sunoco Logistics Partners L.P.	$346	$250	$214

Calculation of Limited Partners' interest:
Net Income attributable to Sunoco Logistics Partners L.P.	$346	$250	$214
Less: General Partner's interest	(48)	(52)	(37)

Limited Partners' interest	$298	$198	$177

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 4):
Basic	$9.40	$6.52	$6.19

Diluted	$9.34	$6.48	$6.15

Weighted average Limited Partners' units outstanding:
Basic	31.7	30.3	28.6

Diluted	31.9	30.5	28.8

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

BALANCE SHEETS

(in millions)

	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$2	$2
Advances to affiliated companies (Note 3)	44	9
Accounts receivable, affiliated companies (Note 3)	154	48
Accounts receivable, net	1,536	1,280
Inventories	63	87

Total Current Assets	1,799	1,426

Properties, plants and equipment	2,799	2,151
Less accumulated depreciation and amortization	(671)	(617)

Properties, plants and equipment, net (Note 6)	2,128	1,534

Investment in affiliates (Note 7)	73	88
Goodwill (Note 8)	63	16
Intangible assets, net (Note 8)	109	22
Other assets	16	13

Total Assets	$4,188	$3,099

Liabilities and Equity
Accounts payable	$1,591	$1,254
Accrued liabilities	76	49
Accrued taxes payable (Note 1)	44	31

Total Current Liabilities	1,711	1,334

Long-term debt, affiliated companies (Note 9)	100	—
Long-term debt (Note 9)	1,129	868
Other deferred credits and liabilities	42	35
Deferred income taxes (Note 1)	164	—
Commitments and contingent liabilities (Note 10)

Total Liabilities	3,146	2,237

Equity
Sunoco Logistics Partners L.P. equity
Limited Partners' interest	940	837
General Partner's interest	28	27
Accumulated other comprehensive loss	(3)	(2)

Total Sunoco Logistics Partners L.P. equity	965	862

Noncontrolling interests	77	—

Total Equity	1,042	862

Total Liabilities and Equity	$4,188	$3,099

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net Income	$348	$250	$214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64	48	40
Impairment charge	3	—	6
Amortization of financing fees and bond discount	2	2	1
Restricted unit incentive plan expense	5	5	4
Gain on investments in affiliates	(128)	—	—
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(106)	30	(15)
Accounts receivable, net	(248)	(627)	548
Inventories	38	3	(59)
Accounts payable and accrued liabilities	360	463	(498)
Accrued taxes	11	10	(14)
Other	(8)	(8)	2

Net cash provided by operating activities	341	176	229

Cash Flows from Investing Activities:
Capital expenditures	(174)	(176)	(146)
Acquisitions	(252)	(50)	(186)

Net cash used in investing activities	(426)	(226)	(332)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(189)	(173)	(137)
Distributions paid to noncontrolling interests	(4)	—	—
Net proceeds from issuance of limited partner units	143	110	—
Contributions from general partner	3	2	3
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(2)	(2)	(1)
Repayments under credit facility	(888)	(687)	(111)
Borrowings under credit facility	650	633	343
Net proceeds from issuance of long-term debt	494	173	—
Promissory note from affiliate	100	—	—
Repayment of promissory note to general partner	(201)	—	—
Advances to affiliated companies, net	(21)	(6)	6

Net cash provided by financing activities	85	50	103

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	2	2	2

Cash and cash equivalents at end of period	$2	$2	$2

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

STATEMENTS OF EQUITY

(in millions)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
	Units	$	$	$	$	$
Balance at December 31, 2007	28.6	$582	$9	$—	$—	$591

Comprehensive Income:
Net Income	—	171	43	—	—	214
Recognition of funded status of affiliates’ postretirement plans	—	—	—	(2)	—	(2)
Loss on cash flow hedges	—	—	—	(1)	—	(1)

Total comprehensive income	—	171	43	(3)	—	211
Units issued under incentive plans	0.1	4	—	—	—	4
Payment of statutory withholding on issuance of LTIP	—	(1)	—	—	—	(1)
Contributions from general partner	—	3	—	—	—	3
Distributions paid to limited partners and general partner	—	(105)	(32)	—	—	(137)
Other	—	(1)	—	—	—	(1)

Balance at December 31, 2008	28.7	$653	$20	$(3)	$—	$670

Comprehensive Income:
Net Income	—	197	53	—	—	250
Gain on cash flow hedges	—	—	—	1	—	1

Total comprehensive income	—	197	53	1	—	251
Issuance of Limited Partner units to the public	2.2	110	2	—	—	112
Units issued under incentive plans	0.1	5	—	—	—	5
Distribution equivalent rights	—	(1)	—	—	—	(1)
Payment of statutory withholding on issuance of LTIP	—	(2)	—	—	—	(2)
Distributions paid to limited partners and general partner	—	(125)	(48)	—	—	(173)

Balance at December 31, 2009	31.0	$837	$27	$(2)	$—	$862

Comprehensive Income:
Net Income	—	298	48	—	2	348
Recognition of funded status of affiliates’ postretirement plans	—	—	—	1	—	1
Loss on cash flow hedges	—	—	—	(2)	—	(2)

Total comprehensive income	—	298	48	(1)	2	347
Issuance of Limited Partner units to the public	2.0	143	3	—	—	146
Units issued under incentive plans	0.1	5	—	—	—	5
Distribution equivalent rights	—	(1)	—	—	—	(1)
Payment of statutory withholding on issuance of LTIP	—	(2)	—	—	—	(2)
Noncontrolling equity in joint venture acquisitions	—	—	—	—	80	80
Distribution related to IDR transaction	—	(197)	(4)	—	—	(201)
Distributions paid to limited partners, general partner and noncontrolling interests	—	(143)	(46)	—	(4)	(193)
Other	—	—	—	—	(1)	(1)

Balance at December 31, 2010	33.1	$940	$28	$(3)	$77	$1,042

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

Sunoco Logistics Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products and crude oil pipelines, terminalling and storage assets, and refined products and crude oil acquisition and marketing assets. The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil, and the purchase and sale of crude oil in 17 states located in the northeast, midwest, southeast and southwest United States. Sunoco, Inc. and its wholly-owned subsidiaries, including Sunoco, Inc. (R&M), are collectively referred to as “Sunoco” and accounted for approximately 14 percent of the Partnership’s total revenues for the year ended December 31, 2010.

Principles of Consolidation

The consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”) and include the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity (VIE). All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in equity and net income are shown separately in the balance sheets and statements of income. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest are accounted for under the equity method of accounting. In the third quarter 2010, the Partnership acquired a controlling financial interest in Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“West Texas Gulf”), and as such, these joint ventures are reflected as consolidated subsidiaries of the Partnership from the respective dates of acquisition. The consolidated financial statements separately reflect amounts attributable to the noncontrolling interests. In management’s opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present the Partnership’s financial position and operating results at the dates and for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

Revenue Recognition

Terminalling and storage revenues are recognized at the time the services are provided. Pipeline revenues are recognized upon delivery of the barrels to the location designated by the shipper. Crude oil acquisition and marketing revenues, as well as refined product marketing revenues, are recognized when title to the product is transferred to the customer. Revenues are not recognized for crude oil exchange transactions, which are entered into primarily to acquire crude oil of a desired quality or to reduce transportation costs by taking delivery closer to the Partnership’s end markets. Any net differential for exchange transactions is recorded as an adjustment of inventory costs in the purchases component of cost of products sold and operating expenses in the statements of income.

Affiliated revenues consist of sales of crude oil and refined products, as well as the provision of crude oil and refined products pipeline transportation, terminalling and storage services to Sunoco. Sales of crude oil and

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

refined products to affiliates are priced using market based rates. Sunoco pays fees for transportation or terminalling services based on the terms and conditions of an established agreement or utilizing published tariffs.

Cash Equivalents

The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2010 and 2009, these cash equivalents consist of money market accounts.

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

Inventories

Inventories are valued at the lower of cost or market. Crude oil and refined products inventory costs have been determined using the last-in, first-out method (“LIFO”). Under this methodology, the cost of products sold consists of the actual acquisition costs of the Partnership, which include transportation and storage costs. Such costs are adjusted to reflect increases or decreases in inventory quantities, which are valued based on the changes in the LIFO inventory layers. The cost of materials, supplies and other inventories is principally determined using the average cost method.

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Additions to properties, plants and equipment, including replacements and improvements, are recorded at cost. Repair and maintenance expenditures are charged to expense as incurred. Depreciation is provided principally using the straight-line method based on the estimated useful lives of the related assets. For certain interstate pipelines, the depreciation rate is applied to the net asset value based on the Federal Energy Regulatory Commission’s (“FERC”) requirements, which approximates the useful lives proscribed under GAAP.

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

Acquisitions

The assets acquired and liabilities assumed as part of a business combination are recorded at their estimated fair values as of the date of acquisition. Any excess of purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The results of operations of acquired businesses are included in the Partnership’s results from the dates of acquisition. The purchase price of acquired assets is allocated to the underlying assets based on their relative fair values.

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

Impairment of Long-Lived Assets

Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the estimated fair value of the impaired asset. Long-lived assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell the assets. In 2010, the Partnership recognized an impairment of $3 million related to the cancellation of a construction project. The impairment charge reflects costs associated with assets that the Partnership cannot deploy elsewhere. During 2008, the Partnership recognized an impairment of $6 million related to Management’s decision to discontinue efforts to expand liquefied petroleum gas (“LPG”) storage capacity at its Inkster, Michigan facility. The impairment charge reflects the entire cost associated with the project.

Goodwill

Goodwill, which represents the excess of the purchase price over fair value of net assets acquired, is tested for impairment at least annually rather than being amortized. The Partnership determined during 2010, 2009 and 2008 that goodwill was not impaired.

Intangible Assets

As part of past acquisitions, the Partnership has acquired intangible assets such as throughput and deficiency contracts, customer relationships and patent rights related to butane blending technology. The value assigned to these intangible assets is amortized on a straight-line basis through depreciation and amortization expense in the statements of income.

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

Income Taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes, or for the majority of states that impose income taxes. There are some states, in which the Partnership operates where it is subject to state and local income taxes. The majority of the income tax reflected in the financial statements relates to the consolidation of Mid-Valley and West Texas Gulf, both of which are subject to income taxes for federal and state purposes. In the third quarter 2010, the Partnership acquired controlling financial interests in Mid-Valley and West Texas Gulf and accordingly, the financial position and results of operations for these entities are consolidated in the Partnership’s financial statements as of the respective acquisition dates.

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

The Partnership has deferred tax liabilities related to the difference between the book and tax bases of the assets and liabilities of Mid-Valley and West Texas Gulf.

Long-Term Incentive Plan

The Partnership accounts for the compensation cost of all unit-based payment awards at fair value and reports the related expense within selling, general and administrative expenses in the statements of income. Unit-based compensation cost for awards of restricted units is derived from the fair market value of common units on the grant date using a Monte Carlo Simulation if the payout is determined by market criteria related to unit proxies or grant date market price of the underlying unit. The Partnership recognizes unit-based compensation cost as expense ratably on a straight-line basis over the requisite service period unless the participant is retirement eligible, in which case, the recognition of the compensation cost is accelerated in the period the participant becomes retirement-eligible.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) represent the fair value of a liability related to the retirement of long-lived assets and are recorded at the time a legal obligation is incurred. A corresponding asset is also recorded at that time and is depreciated over the remaining useful life of the related asset. The fair value of any ARO is determined based on estimates and assumptions related to retirement costs, future inflation rates and credit-adjusted risk-free interest rates. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

The Partnership’s balance sheets include liabilities for asset retirement obligations, as a component of other deferred credits and liabilities, of $25 million at December 31, 2010 and 2009. The Partnership believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

The Partnership applies fair value accounting for all assets and liabilities that are required to be measured at fair value under current accounting rules. The assets and liabilities that are measured at fair value on a recurring basis are not material to the Partnership’s consolidated balance sheets.

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

Net Income Attributable to Sunoco Logistics Partners L.P. Per Limited Partner Unit

The Partnership uses the two-class method to determine basic and diluted earnings per unit. The two-class method is an earnings allocation formula that determines the earnings per unit for each class of equity ownership and participating security according to distributions declared and participation rights in undistributed earnings. The Partnership calculates basic and diluted net income attributable to Sunoco Logistics Partners L.P. per limited partner unit (“net income attributable to SXL”) by dividing net income attributable to SXL, after deducting the amount allocated to the general partner’s interest and incentive distribution rights (“IDRs”), by the weighted-average number of limited partner units outstanding during the period. The general partner holds all of the IDRs.

In January 2009 the Partnership adopted new accounting guidance whereby, IDRs in a master limited partnership are treated as participating securities for the purpose of computing earnings per unit. In addition, when earnings differ from cash distributions, undistributed or over distributed earnings are to be allocated to the IDR holders and limited partners based on the contractual terms of the partnership agreement. Previously, earnings per unit was calculated as if all earnings for the period had been distributed, which resulted in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where earnings exceeded the actual distribution and a lesser allocation of income to the general partner in quarterly periods where distributions exceeded earnings. The Partnership has retrospectively applied this new method to all periods presented. The Partnership’s adoption of this guidance only impacts the allocation of earnings for purposes of

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

calculating our earnings per limited partner unit and has no impact on our results of operations or distributions of available cash to unitholders and our general partner.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation.

2. Acquisitions

A key component of the Partnership’s primary business strategy is to pursue strategic and accretive acquisitions that complement its existing asset base. The Partnership has made the following acquisitions during the three year period ended December 31, 2010:

2010 Acquisitions

•

In October 2010, the Partnership acquired two terminals in Texas for $9 million. The Partnership also assumed a $1 million environmental liability in connection with these transactions. The acquisitions include a terminal in Bay City, Texas, acquired from Gulfstream Terminals & Marketing LLC, which is capable of handling both crude oil and refined product volumes. Total active terminal storage capacity of the facility is approximately 0.1 million barrels. In addition, the Partnership acquired a 0.2 million barrel refined products terminal and pipeline segment in Big Sandy, Texas, from affiliates of Chevron Corporation. The terminal and pipeline segment are currently not operational, however the Partnership plans to integrate the assets into operations in the southwest United States beginning in 2011. The terminals and pipeline segment are included in the Terminal Facilities and Refined Products Pipeline System from the respective dates of acquisition.

•

In July 2010, the Partnership acquired a butane blending business from Texon L.P. for $140 million plus inventory for a total of $152 million. The acquisition includes patented technology for blending of butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The acquisition was funded by a subordinated $100 million note from Sunoco, and borrowings under the Operating Partnership’s $395 million Credit Facility. The purchase price was allocated to the underlying net assets acquired based upon estimates of their fair values at the date of acquisition. Goodwill was recognized related to expected synergies with the Partnership’s terminal facilities. The acquisition is included within the Terminal Facilities.

•

In July 2010, the Partnership exercised its rights to acquire an additional ownership interest in West Shore Pipeline Company (“West Shore”) from an affiliate of BP for $6 million, increasing its ownership interest from 12.3 percent to 17.1 percent. West Shore owns approximately 650-miles of common carrier refined products pipelines that originate in Chicago, Illinois and services delivery points from Chicago to Wisconsin. The acquisition was ultimately funded by proceeds from the Partnership’s August 2010 equity issuance (Note 11). The investment was valued based on the fair value of the consideration transferred. The investment is accounted for as an equity method investment within the Partnership’s Crude Oil Pipeline System, with the equity income recorded based on the Partnership’s ownership percentage from the date of acquisition.

•

In July 2010, the Partnership exercised its rights to acquire an additional ownership interest in Mid-Valley from an affiliate of BP for $58 million, increasing its ownership interest from 55.3 percent to 91.0 percent. Mid-Valley owns, and the Partnership is the operator of, an approximately 1,000-mile common carrier pipeline, which originates in Longview, Texas and terminates in Samaria, Michigan. The pipeline provides crude oil to a number of refineries, primarily in the midwest United States.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In August 2010, the Partnership exercised similar rights to acquire an additional ownership interest in West Texas Gulf from an affiliate of BP for $27 million, increasing its ownership interest from 43.8 percent to 60.3 percent. West Texas Gulf owns, and the Partnership is the operator of, an approximately 600-mile common carrier crude oil pipeline system which originates from the West Texas oil fields at Colorado City and the Partnership’s Nederland terminal, and extends to Longview, Texas where deliveries are made to several pipelines, including Mid-Valley.

These acquisitions of the additional joint venture interests were ultimately funded by proceeds from the Partnership’s August 2010 equity issuance. As the Partnership now has a controlling financial interest in both Mid-Valley and West Texas Gulf, the joint ventures are both reflected as consolidated subsidiaries of the Partnership from their respective acquisition dates. The acquisitions are included within the Crude Oil Pipeline System from the respective acquisition dates. Gains attributable to the re-measurement of the previously held equity interests in Mid-Valley and West Texas Gulf totaling $128 million, were recognized in “Gain on investments in affiliates” in the consolidated statement of income for the year ended December 31, 2010. The fair value of the Partnership’s pre-acquisition equity interests in Mid-Valley and West Texas Gulf, $90 million and $72 million, respectively, were determined based on the amounts paid by the Partnership, which were equal to the offers of other prospective acquirers. The Partnership used the same methodology to determine the fair value of the noncontrolling interests.

The following table summarizes the effects of the 2010 acquisitions on the Partnership’s balance sheet (including the consolidation of Mid-Valley and West Texas Gulf) as of the respective acquisition dates:

2010

	Butane Blending	Joint Ventures	Terminals	Total
	(in millions)
Increase in:
Current assets	$14	$23	$—	$37
Investment in affiliates	—	6	—	6
Properties, plants & equipment, net	1	471	10	482
Intangible assets, net	90	—	—	90
Goodwill	47	—	—	47
Other assets	—	1	—	1
Current liabilities	—	(4)	—	(4)
Other deferred credits and liabilities	—	(1)	(1)	(2)
Deferred income taxes	—	(164)	—	(164)
Sunoco Logistics Partners L.P. equity	—	(128)	—	(128)
Noncontrolling interests	—	(80)	—	(80)
Decrease in:
Investment in affiliates	—	(33)	—	(33)

Cash paid for acquisitions	$152	$91	$9	$252

2009 Acquisitions

•

In September 2009, the Partnership purchased a refined products terminal located in Romulus, Michigan from R.K.A. Petroleum LLC (“RKA”) for $18 million. The total terminal storage capacity is approximately 0.4 million barrels. The terminal services the Detroit metropolitan area and is connected to the Partnership’s pipeline system. The purchase price of the acquisition was funded with borrowings under the Operating Partnership’s $395 million Credit Facility. The agreement included a contingency

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

clause which requires additional payments to RKA up to $2 million, if revenue generated as a result of certain customers/products exceeds a pre-determined amount. The estimated fair value of the contingency is included in the purchase price. The results of the acquisition are included in the financial statements within the Terminal Facilities from the acquisition date.

•

In September 2009, the Partnership purchased a 100% membership interest in Excel Pipeline LLC (“Excel”) from affiliates of Gary-Williams Energy Corporation (“Gary-Williams”) for approximately $32 million. The tangible assets of Excel consist of approximately 50 miles of a crude oil pipeline originating in Duncan, Oklahoma and terminating at Gary-Williams’ refinery in Oklahoma. The Partnership was the operator of the pipeline prior to the acquisition. The purchase price of the acquisition was funded with borrowings under the Operating Partnership’s $395 million Credit Facility and was preliminarily allocated to the underlying assets based on their relative fair values. In connection with the transaction, the Partnership assumed a 20-year throughput and deficiency contract with Gary-Williams. Pursuant to the contract, Gary-Williams guarantees minimum amounts of crude oil throughput on the pipelines and the Partnership agrees to provide transportation of such crude oil. We estimated the fair value of the contract based on the discounted expected cash flows attributable to that contract. We estimated the fair value of properties, plants and equipment based on comparable transactions and replacement costs of those same assets in the same condition and stage of usefulness. The results of the acquisition are included in the Crude Oil Pipeline System from the acquisition date.

The following table summarizes the effects of the 2009 acquisitions on the Partnership’s balance sheet as of the acquisition dates:

2009

	Excel Pipeline LLC	RKA Terminal	Total
	(in millions)
Increase in:
Properties, plants & equipment, net	$11	$18	$29
Intangible assets, net	21	—	21

Cash paid for acquisitions	$32	$18	$50

2008 Acquisition

•

In November 2008, the Partnership purchased a refined products pipeline system from affiliates of Exxon Mobil Corporation for approximately $186 million. The system consists of approximately 300 miles of refined products pipeline originating in Beaumont and Port Arthur and terminating in Hearne, Texas; another approximately 200 miles of refined products pipeline originating in Beaumont and terminating in Waskom, Texas; and refined product facilities located in Hearne, Hebert, Waco, Center and Waskom, Texas and Arcadia, Louisiana with active storage capacity of 0.6 million barrels. The purchase price of the acquisition was funded with borrowings under the Operating Partnership’s $395 million Credit Facility. The results of the acquisition are included in the financial statements within the Refined Products Pipeline System and Terminal Facilities business segments from the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based on their relative fair values on the acquisition date. The final purchase price allocation was $191 million, which includes cash paid of $186 million, the assumption of an environmental liability of $2 million and the assumption of asset retirement obligations of approximately $3 million.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effects of the 2008 acquisition on the Partnership’s balance sheet as of the acquisition date:

2008

MagTex
(in millions)
Increase in:
Current assets	$1
Properties, plants & equipment, net	189
Intangible assets, net	1
Other deferred credits and liabilities	(5)

Cash paid for acquisition	$186

3. Related Party Transactions

Incentive Distribution Rights Exchange

In January 2010, the Partnership entered into a repurchase agreement with its general partner, whereby the Partnership agreed to repurchase from the general partner the existing IDRs for $201 million and the issuance of new IDRs. Pursuant to this transaction, the Partnership executed the third amended and restated agreement of limited partnership of the Partnership (the “new partnership agreement”). The new partnership agreement reflects the cancellation of the original IDRs and the authorization and issuance of the new IDRs (Note 12).

The Partnership initially financed this arrangement with a promissory note to the general partner that was due December 31, 2010. Proceeds from the February 2010 issuance of $500 million in Senior Notes were used to repay this promissory note in full (Note 9).

Promissory Note from Affiliate

In July 2010, the Partnership acquired a butane blending business from Texon L.P. The acquisition was partially funded by a three-year, subordinated $100 million note from Sunoco, which bears interest at three-month LIBOR plus 275 basis points per annum. The balance of the acquisition was funded with borrowings under the Operating Partnership’s $395 million Credit Facility.

Pipeline and Terminalling Agreements

We have entered into material agreements with Sunoco and their affiliates which are discussed below.

•

In December 2010, Sunoco announced its intention to sell its Toledo refinery to affiliates of PBF Holding Company LLC (“PBF”). The Partnership currently has certain agreements to provide pipeline and terminalling services which support the Toledo refinery. The sale of the refinery is expected to be completed during the first quarter of 2011 and is not expected to have a material impact on the Partnership’s financial results as certain agreements are expected to be assigned to PBF or its agents in connection with the sale.

•

In 2010, the Partnership entered into a one year throughput agreement with Sunoco on our Marysville crude oil pipeline. Under this agreement, Sunoco is required to ship a minimum average of 106,000 barrels per day (“bpd”) based on published tariffs available to third parties on the pipeline. This agreement is expected to be transferred to PBF or its agents in connection with the sale of Sunoco’s Toledo refinery.

•	Under a three-year agreement, Sunoco agreed to annually throughput a minimum of 968,550 barrels of LPG originating at the Toledo, Ohio refinery to and from the Inkster Terminal. This minimum

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

throughput is an annual amount for each contract period running from April 1 to March 31. Additionally, Sunoco agreed to annually throughput a minimum of 250,000 barrels of propane across the Inkster Terminal loading rack. This minimum propane throughput is an annual amount for each contract period running from April 1 to March 31, and has been pro-rated for the 2010-2011 term to account for the timing of the rack installation. This agreement is expected to be transferred to PBF or its agents and expires in March 2012.

•

The Partnership has a five-year product terminal services agreement with Sunoco under which Sunoco may throughput refined products through our terminals, and a tank farm agreement under which Sunoco may throughput refined products through our Marcus Hook Tank Farm. These agreements expire in February 2012. The agreements contain no minimum throughput obligations for Sunoco.

•

The Partnership has a three-year agreement with Sunoco relating to the Fort Mifflin Terminal Complex. Under this agreement, Sunoco will deliver an average of 300,000 barrels per day of crude oil and refined products per contract year at the Fort Mifflin Terminal Complex. This minimum average throughput is an annual amount for each contract period running from March 1 to February 28. Sunoco does not have exclusive use of the Fort Mifflin Terminal Complex; however, the Partnership is obligated to provide the necessary tanks, marine docks and pipelines for Sunoco to meet its minimum requirements under the agreement. This agreement expires in February 2012.

Subject to a minimum of 180 days advance written notice, the obligations under the Inkster agreement and the Fort Mifflin Terminal Complex agreement may be permanently reduced or suspended if there is a shut-down or reconfiguration of (i) the Toledo refinery such that the refinery does not produce the volumes sufficient for the shipper to satisfy its minimum obligations under the Inkster agreement; or the Philadelphia refinery such that the refinery does not require (in the case of crude oil) or produce (in the case of petroleum products) volumes sufficient for Sunoco to satisfy its minimum obligations under the Fort Mifflin agreement.

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

Administrative Services

Under the Omnibus Agreement, the Partnership pays Sunoco or the general partner an annual administrative fee that includes expenses incurred by Sunoco and its affiliates to perform certain centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $5 million, $6 million and $6 million for the years ended December 31, 2010, 2009, and 2008, respectively. This fee does not include the costs of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner (including senior executives), or the cost of their employee benefits. The Partnership has no employees, and reimburses Sunoco and its affiliates for these costs and other direct expenses incurred on the Partnership’s behalf. The term of

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) was extended by one year in January 2011. The 2011 annual fee has increased to $13 million to cover costs of services now provided by Sunoco that were previously provided by third parties and includes an allocation of management costs for the Chief Executive Officer; Vice President, Chief Financial Officer; Vice President, Chief Human Resources Officer; and others from Sunoco that were previously included in our direct costs. These costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership.

In addition to the fees for the centralized corporate functions, selling, general and administrative expenses in the statements of income include the allocation of shared insurance costs of $4 million, $4 million and $3 million for the years ended December 31, 2010, 2009 and 2008 respectively. The Partnership’s share of allocated Sunoco employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits was $29 million, $28 million and $23 million for the years ended December 31, 2010, 2009 and 2008 respectively. These expenses are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the statements of income.

Affiliated Revenues and Accounts Receivable, Affiliated Companies

The Partnership is party to various agreements with Sunoco to supply crude oil and refined products, as well as to provide pipeline and terminalling services. Affiliated revenues in the statements of income consist of sales of crude oil and refined products as well as the related provision, and services including pipeline transportation, terminalling, and storage and blending to Sunoco. Sales of crude oil are priced using market based rates under agreements which automatically renew on a monthly basis unless terminated by either party on 30 days written notice. Sales of refined product are priced using market based rates under agreements which are negotiated annually. Service revenues are recognized based on published tariffs or negotiated rates under agreements.

Capital Contributions

In August 2010, the Partnership completed a public offering of 2.0 million limited partnership units. As a result of this offering, the general partner contributed $3 million to the Partnership to maintain its 2 percent general partner interest. The Partnership recorded this amount as a capital contribution to Equity within its consolidated balance sheet.

In April and May 2009, the Partnership sold 2.2 million common units in a public offering. As a result of the issuance, the general partner contributed $2 million to the Partnership to maintain its 2 percent general partner interest. The Partnership recorded this amount as a capital contribution within its consolidated balance sheet.

In February 2010, 2009 and 2008 the Partnership issued 0.1 million common units, in each year, to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of common units, the general partner contributed less than $0.1 million in each period to the Partnership to maintain its 2 percent general partner interest. The Partnership recorded these amounts as capital contributions within its consolidated balance sheets.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Net Income Attributable to Sunoco Logistics Partners L.P. Per Limited Partner Unit Data

The general partner’s interest in net income attributable to SXL consists of its 2 percent general partner interest and “incentive distributions,” which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 12). The general partner was allocated net income attributable to SXL of $48 million (representing 14 percent of total net income attributable to SXL for the period) for the year ended December 31, 2010, $52 million (representing 21 percent of total net income attributable to SXL for the period) for the year ended December 31, 2009 and $37 million (representing 17 percent of total net income attributable to SXL for the period) for the year ended December 31, 2008. Diluted net income attributable to SXL per limited partner unit is calculated by dividing net income attributable to SXL applicable to limited partners by the sum of the weighted-average number of common units outstanding and the dilutive effect of incentive unit awards (see Note 13), calculated using the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income attributable to SXL per limited partner unit to those used to compute diluted net income attributable to SXL per limited partner unit for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Weighted average number of limited partner units outstanding—basic	31.7	30.3	28.6
Add effect of dilutive incentive awards	0.2	0.2	0.2

Weighted average number of limited partner units—diluted	31.9	30.5	28.8

5. Inventories

The components of inventories are as follows:

	December 31,
	2010	2009
	(in millions)
Crude oil	$39	$82
Refined products	16	2
Refined products additives	2	2
Materials, supplies and other	6	1

	$63	$87

The current replacement cost of crude oil and refined products inventory exceeded its carrying value by $166 million and $147 million at December 31, 2010 and 2009, respectively. Crude oil inventory balances declined in the Partnership’s Crude Oil Pipeline System during 2010 and 2009, which resulted in a liquidation of a portion of the prior year layer carried at lower costs. The reduction resulted predominantly from the elimination of contango inventory positions, and had the effect of increasing results of operations by $19 million and $1 million in 2010 and 2009, respectively.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Properties, Plants and Equipment

The components of net properties, plants and equipment are as follows:

	Estimated Useful Lives	December 31,
		2010	2009
		(in millions)
Land and land improvements (including rights of way)	—	$401	$120
Pipeline and related assets	38 - 60	1,271	1,047
Terminals and storage facilities	5 - 44	686	620
Other	5 - 48	325	297
Construction-in-progress		116	67

Total properties, plants and equipment		$2,799	$2,151
Less: Accumulated depreciation and amortization		(671)	(617)

Total properties, plants and equipment, net		$2,128	$1,534

7. Investment in Affiliates

The corporate joint ventures own and operate refined products pipeline systems or crude oil pipeline systems. The Partnership’s ownership percentages in and method of accounting for corporate joint ventures as of December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
Explorer Pipeline Company	9.4%	Equity method	9.4%	Equity method
Yellowstone Pipe Line Company	14.0%	Equity method	14.0%	Equity method
West Shore Pipe Line Company	17.1%	Equity method	12.3%	Equity method
Wolverine Pipe Line Company	31.5%	Equity method	31.5%	Equity method
West Texas Gulf Pipe Line Company	60.3%	Consolidated	43.8%	Equity method
Mid-Valley Pipeline Company	91.0%	Consolidated	55.3%	Equity method

The following table provides summarized unaudited financial information on a 100 percent basis for the Partnership’s equity ownership interests:

	2010	2009	2008
	(in millions)
Income Statement Data:(1)
Total revenues	$439	$458	$470
Income before income taxes	$193	$190	$151
Net income	$120	$119	$96
Balance Sheet Data (as of year-end):(1)
Current assets	$122	$126	$115
Non-current assets	$646	$680	$682
Current liabilities	$122	$124	$123
Non-current liabilities	$546	$568	$591
Net equity	$100	$114	$83

(1)

The balance sheet and income statement data as of and for the year ended December 31, 2010 excludes amounts related to Mid-Valley and West Texas Gulf from the dates of the Partnership’s acquisition of its controlling financial interests in these joint ventures. Such amounts are included in the Partnership’s consolidated financial statements.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Partnership’s investments in Yellowstone Pipe Line Company (“Yellowstone”), West Shore and Wolverine Pipe Line Company (“Wolverine”) at December 31, 2010 include an excess investment amount of approximately $55 million, net of accumulated amortization of $5 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. During the years ended December 31, 2010, 2009 and 2008, the Partnership has not provided additional financial support to any of the joint ventures.

The Partnership had $22 million of undistributed earnings from its investments in corporate joint ventures within Equity at December 31, 2010. During the years ended December 31, 2010, 2009 and 2008 the Partnership received dividends of $15 million, $19 million and $22 million, respectively, from its investments in corporate joint ventures.

8. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of net assets acquired. Goodwill is not amortized; however it is subject to the Partnership’s annual impairment testing. The Partnership’s goodwill balance at December 31, 2010 was $63 million compared to $16 million at December 31, 2009. The $47 million increase in goodwill relates to the expected synergies with the Partnership’s refined products terminals related to the butane blending business.

Identifiable Intangible Assets

The Partnership’s intangible assets include customer relationships, technology and certain contracts. The values assigned to these intangible assets are amortized to earnings using a straight-line approach, over a weighted-average amortization period of approximately 15 years. Amortization expense related to these intangibles was $4 million for the year ended December 31, 2010.

	Weighted Average Amortization Period	December 31,
		2010	2009
Gross
Customer relationships	14	$32	$—
Technology	14	58	—
Contracts	19	24	23

Total gross		$114	$23
Less: Accumulated Amortization
Customer relationships		$1	$—
Technology		2	—
Contracts		2	1

Total accumulated amortization		$(5)	$(1)

Total Net		$109	$22

Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with business combinations or asset purchases whereby (i) the Partnership acquired information about or access to customers, (ii) the customers now have the ability to transact business with the Partnership and (iii) the Partnership is uniquely positioned due to limited competition to provide

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

products or services to the customers. Technology-related intangible assets are the Partnership’s patents for blending of butane into refined products. These patents are amortized over their remaining lives. Contract-based intangible assets represent specific commercial rights acquired by the Partnership in connection with business combinations or asset purchases. These contracts are amortized over the remaining lives of the contracts.

As of December 31, 2010, the Partnership forecasts $8 million of annual amortization expense for each year through the year 2015 for these intangible assets.

Intangible assets attributable to rights of way are included in the properties, plants and equipment in the Partnership’s consolidated balance sheets at December 31, 2010 and December 31, 2009.

9. Debt

The components of the Partnership’s long-term debt balances are as follows:

	December 31,
	2010	2009
	(in millions)
Affiliated Companies
Promissory note—due May 2013	$100	$—

Credit Facilities
$62.5 million Credit Facility (2.77% as of December 31, 2010)—due September 2011	31	31
$395 million Credit Facility—due November 2012	—	238

	$31	$269

Senior Notes
Senior Notes—7.25%, due February 15, 2012	$250	$250
Senior Notes—8.75%, due February 15, 2014	175	175
Senior Notes—6.125%, due May 15, 2016	175	175
Senior Notes—5.50%, due February 15, 2020	250	—
Senior Notes—6.85%, due February 15, 2040	250	—
Less unamortized bond discount	(2)	(1)

Total Long-term debt	$1,129	$868

The aggregate amount of long-term debt maturities is as follows:

Year Ended December 31:	(in millions)
2011	$—
2012	281
2013	100
2014	175
2015	—
Thereafter	675

Total	$1,231

Cash payments for interest related to long-term debt, net of capitalized interest (see Note 1), were $63 million, $41 million and $32 million in 2010, 2009 and 2008, respectively.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Promissory Note, Affiliated Companies

During the third quarter of 2010, the Operating Partnership entered into a subordinated $100 million variable rate promissory note due to Sunoco in May 2013. The note bears interest at three-month LIBOR plus 275 basis points per annum. The proceeds from this note were used to fund a portion of the purchase price of the Partnership’s acquisition of a butane blending business in July 2010.

$395 Million Credit Facility

The Operating Partnership has a five-year $395 million credit facility (the “$395 million Credit Facility”) with a current syndicate of ten participating financial institutions. The $395 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The $395 million Credit Facility matures in November 2012 and may be prepaid at any time. It bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin) or (iii) the federal funds rate plus an applicable margin. The $395 million Credit Facility contains various covenants limiting the Operating Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; acquire another company; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $395 million Credit Facility also limits the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated EBITDA ratio of 4.75 to 1, which can generally be increased to 5.25 to 1 during an acquisition period. The Partnership is in compliance with this covenant at December 31, 2010.

$63 Million Credit Facility

In March 2009, the Operating Partnership entered into a $63 million revolving credit facility (the “$63 million Credit Facility”) with a syndicate of two participating financial institutions. This credit facility is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and for general partnership purposes. The $63 million Credit Facility matures in September 2011 and may be prepaid at any time. The outstanding borrowings under this facility have been classified as long-term debt as the Partnership has the ability and intent to refinance it on a long-term basis. The facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin or (c) LIBOR plus 1.0 percent plus an applicable margin. The $63 million Credit Facility contains various covenants similar to the $395 million Credit Facility. In April 2010, the Operating Partnership completed an amendment to the $63 million Credit Facility, which increased the maximum debt to EBITDA ratio to 4.5 to 1, which can generally be increased to 5.0 to 1 during an acquisition period. The Partnership is in compliance with this covenant at December 31, 2010.

Senior Notes

The Partnership’s 2012, 2014, 2016, 2020 and 2040 Senior Notes (“Senior Notes”) are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The Partnership’s 2012 Senior Notes are also subject to repurchase by the Operating Partnership at a price equal to 100 percent of their principal amount, plus accrued and unpaid interest upon a change of control to a non-investment grade entity. The Senior Notes contain various covenants that limit the Operating Partnership’s ability to incur certain liens, engage in certain sale/leaseback transactions, or merge, consolidate or sell substantially all of its assets. The Operating Partnership is in compliance with these covenants as of December 31, 2010.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In February 2010, the Operating Partnership issued $250 million of 5.50 percent Senior Notes and $250 million of 6.85 percent Senior Notes, due February 15, 2020 and February 15, 2040, respectively. The net proceeds of $494 million from the 2020 and 2040 Senior Notes, were used to repay the $201 million promissory note issued in connection with the Partnership’s repurchase and exchange of its IDR interest, repay outstanding borrowings under the Operating Partnership’s $395 million Credit Facility and for general partnership purposes.

In February 2009, the Operating Partnership issued $175 million of 8.75 percent Senior Notes, due February 15, 2014. The net proceeds of $173 million from the 2014 Senior Notes, were used to repay outstanding borrowings under the Operating Partnership’s $395 million Credit Facility.

Debt Guarantee

The Partnership currently serves as guarantor of the Senior Notes and of any obligations under the $395 million and $63 million Credit Facilities. These guarantees are full and unconditional.

The Partnership has no operations and its only assets are its investments in its wholly-owned partnerships and subsidiaries. The Operating Partnership also has no operations and its assets are limited primarily to its investments in its wholly-owned operating partnerships, deferred charges, and cash and cash equivalents of $2 million. Except for amounts associated with the Senior Notes, the $395 million and $63 million Credit Facilities, the $100 million Promissory Note to Sunoco, cash and cash equivalents and advances to affiliate, the assets and liabilities in the balance sheets and the revenues and costs and expenses in the statements of income are primarily attributable to the operating partnerships. See Note 19 for supplemental condensed consolidating financial information.

10. Commitments and Contingent Liabilities

Total rental expense for 2010, 2009 and 2008 amounted to $8 million, $7 million and $6 million, respectively. The Partnership, as lessee, has non-cancelable operating leases for land, office space and equipment for which the aggregate amount of future minimum annual rentals as of December 31, 2010 is as follows:

Year Ended December 31:
(in millions)
2011	$6
2012	6
2013	3
2014	3
2015	2
Thereafter	1

Total	$21

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At December 31, 2010 and 2009, there were accrued liabilities for environmental remediation in the balance sheets of $4 million and $3 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $3 million, $3 million and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership and its predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the financial position of the Partnership at December 31, 2010. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

Sunoco has indemnified the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed to the Partnership that arose from the operation of such assets prior to the closing of the February 2002 initial public offering (“IPO”). Sunoco has indemnified the Partnership for 100 percent of all losses asserted within the first 21 years of closing of the IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent a year. For example, for a claim asserted during the twenty-third year after closing of the IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco for events and conditions associated with the operation of the Partnership’s assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

Sunoco also has indemnified the Partnership for liabilities, other than environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arose out of Sunoco’s ownership and operation of the assets prior to the closing of the IPO and that are asserted within 10 years after closing of the IPO. In addition, Sunoco has indemnified the Partnership from liabilities relating to certain defects in title to the assets contributed to the Partnership and associated with failure to obtain certain consents and permits necessary to conduct its business that arise within 10 years after closing of the IPO, as well as from liabilities relating to legal actions currently pending against Sunoco or its affiliates and events and conditions associated with any assets retained by Sunoco or its affiliates.

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at December 31, 2010. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at December 31, 2010.

11. Equity Offerings

In August 2010, the Partnership completed a public offering of 2.0 million common units. Net proceeds of $143 million were used to fund the acquisition of additional interests in three of the Partnership’s joint venture pipelines and to reduce outstanding borrowings under the Operating Partnership’s $395 million Credit Facility. In connection with this offering, the general partner contributed $3 million to the Partnership to maintain its 2 percent general partner interest. At December 31, 2010, Sunoco’s ownership in the Partnership was 31 percent, including its 2 percent general partner interest.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In April and May 2009, the Partnership completed a public offering of 2.2 million common units. Net proceeds of $110 million were used to reduce outstanding borrowings under the Operating Partnership’s $395 million Credit Facility and for general partnership purposes. In connection with these offerings, the general partner contributed $2 million to the Partnership to maintain its 2 percent general partner interest.

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

In January 2010, the Partnership repurchased, and its general partner transferred and assigned to the Partnership for cancellation, the IDRs held by the general partner under the Second Amended and Restated Agreement of Limited Partnership, as amended, in consideration for (i) the issuance to the general partner of new IDRs issued under the Third Amended and Restated Agreement of Limited Partnership and (ii) the issuance to the general partner of a promissory note in the principal amount of $201 million. In February 2010, the Operating Partnership issued a total of $500 million in senior notes which mature in February 2020 and February 2040. A portion of the net proceeds from this offering was used to repay in full this promissory note.

The following table compares the target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s common units under the cancelled IDRs and under the new IDRs:

	Cancelled IDRs				New IDRs
	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions			Total Quarterly Distribution Target Amount		Marginal Percentage Interest in Distributions
		General Partner		Unitholders			General Partner		Unitholders
Minimum Quarterly Distribution	$0.450	2%		98%
First Target Distribution	up to $0.500	2%		98%			No change
Second Target Distribution	above $0.500 up to $0.575	15	%*	85%
Third Target Distribution	above $0.575 up to $0.700	25	%*	75%	above $ up to $	0.575 1.5825	37	%*	63%
Thereafter	above $0.700	50	%*	50%	above $	1.5825	50	%*	50%

*	Includes 2 percent general partner interest.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Distributions paid by the Partnership during the years ended December 31, 2010, 2009 and 2008 were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Annualized Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
			(in millions)	(in millions)
November 12, 2010	$1.170	$4.68	$38.7	$11.9
August 13, 2010	$1.140	$4.56	$35.4	$10.6
May 14, 2010	$1.115	$4.46	$34.6	$10.1
February 12, 2010	$1.090	$4.36	$33.8	$13.6

November 14, 2009	$1.065	$4.26	$33.0	$13.3
August 14, 2009	$1.040	$4.16	$32.2	$12.6
May 15, 2009	$1.015	$4.06	$31.4	$11.8
February 14, 2009	$0.990	$3.96	$28.4	$10.2

November 14, 2008	$0.965	$3.86	$27.6	$9.5
August 14, 2008	$0.935	$3.74	$26.8	$8.6
May 15, 2008	$0.895	$3.58	$25.6	$7.5
February 14, 2008	$0.870	$3.48	$24.9	$6.7

On January 27, 2011, the Partnership declared a cash distribution of $1.18 per unit ($4.72 per unit annualized) on its outstanding common units, representing the distribution for the quarter ended December 31, 2010. The $51 million distribution, including $12 million to the general partner, was paid on February 14, 2011 to unitholders of record at the close of business on February 8, 2011. The change in distribution “splits” resulted in a $6 million reduction of the general partner’s cash distribution as compared to the previous methodology for the fourth quarter of 2010.

13. Management Incentive Plan

Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) for employees and directors of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors with respect to employee awards, and by the non-independent members of the general partner’s board of directors with respect to awards granted to the independent members. The LTIP currently permits the grant of restricted units and unit options covering an additional 0.4 million common units.

Restricted Units

A restricted unit entitles the grantee to receive a common unit or, at the discretion of the Compensation Committee, an amount of cash equivalent to the value of a common unit upon the vesting of the unit, which may include the attainment of predetermined performance targets. The Compensation Committee may make additional grants under the LTIP to employees and directors containing such terms as the Compensation Committee shall determine. Common units to be delivered to the grantee upon vesting may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from the Partnership or any other person, or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the cost incurred in acquiring common units. If the Partnership issues new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The Compensation Committee, in its discretion, may

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

grant tandem distribution equivalent rights (“DERs”) with respect to the restricted units. Subject to applicable vesting criteria, DERs entitle the grantee to receive an amount of cash equal to the per unit cash distributions made by the Partnership during the period the restricted unit is outstanding. During the years ended December 31, 2010, 2009 and 2008, the Partnership granted 90,809, 99,801 and 62,048 restricted units, respectively, which included tandem DERs. Although some of these awards are time-vested only, most are subject to the Partnership achieving certain market-based and cash distribution performance targets as compared to a peer group average, which can cause the actual amount of units that ultimately vest to range from between 0 to 200 percent of the original units granted. These restricted unit awards generally vest over a three-year period.

The following table summarizes information regarding restricted unit award activity during the three years ended December 31, 2010:

Restricted Unit Activity

	Number of Units	Weighted Average Grant- Date Fair Value
Granted, non-vested and outstanding, December 31, 2007	129,342	$51.72
Granted	62,048	$52.92
Performance Factor adjustment	52,726	$44.32
Vested	(108,523)	$44.75
Cancelled/forfeited	(1,457)	$52.53

Granted, non-vested and outstanding, December 31, 2008	134,136	$55.00

Granted(1)	99,801	$59.76
Performance Factor adjustment	49,762	$56.05
Vested	(107,575)	$56.26
Cancelled/forfeited	(20,129)	$55.83

Granted, non-vested and outstanding, December 31, 2009	155,995	$57.40

Granted(1)	90,809	$74.71
Performance Factor adjustment	43,920	$52.96
Vested	(97,003)	$53.51
Cancelled/forfeited	(33,983)	$62.77

Granted, non-vested and outstanding, December 31, 2010	159,738	$67.21

(1)

The number of restricted units issued related to performance shares may range from 0 to 200 percent of the number of units shown in the table above based on our achievement of performance goals for total shareholder return and cash distributions relative to a selected peer group of competitors.

The total intrinsic value of restricted unit awards vested during the years ended December 31, 2010, 2009 and 2008 was $9 million, $7 million, and $5 million, respectively. As of December 31, 2010 estimated compensation cost related to non-vested awards not yet recognized was $3 million, and the weighted-average period over which this cost is expected to be recognized in expense is 1.9 years. The number of restricted stock units outstanding and the total compensation cost related to non-vested awards not yet recognized reflects the Partnership’s estimates of performance factors for certain restricted unit awards.

The estimated fair value of restricted units under the LTIP is determined based upon the nature of the award. For performance-based awards, the fair value is determined using the grant date market price of the Partnership’s common units. For market-based awards, the fair value is determined using a Monte Carlo simulation.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Partnership recognizes compensation expense on a straight-line basis over the requisite service period, and estimates forfeitures over the requisite service period when recognizing compensation expense.

Fair Value Assumptions

Year Ended December 31,	2010	2009	2008
Expected unit-price volatility	25.9%	29.1%	18.7%
Distribution yield	6.4%	7.4%	7.1%
Risk-free interest rate	1.6%	1.3%	2.3%

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

The Partnership recognized unit-based compensation expense related to the LTIP of $5 million, $5 million and $4 million in the years ended December 31, 2010, 2009 and 2008 respectively, related to the unit grants and performance factor adjustments noted in the table above. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of Equity when earned.

14. Derivatives and Risk Management

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

Price Risk Management

The Partnership is exposed to risks associated with changes in the market price of crude oil and refined products as a result of the forecasted purchase or sale of these products. These risks are primarily associated with price volatility related to pre-existing or anticipated purchases, sales and storage. Price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. The physical contracts related to the Partnership’s crude oil and refined products businesses that qualify as derivatives have been designated as normal purchases and sales and are accounted for using traditional accrual accounting. The Partnership accounts for derivatives that do not qualify as normal purchases and sales at fair value. The Partnership does not utilize derivative instruments to manage its exposure to prices related to crude oil purchase and sale activities. The Partnership does utilize derivatives such as swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing us to transfer this price risk to counterparties who are able and willing to bear it.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

While all derivative instruments utilized by the Partnership represent economic hedges, certain of these derivatives are not designated as hedges for accounting purposes. Such derivatives include certain contracts that were entered into and closed during the same accounting period and a limited number of contracts for which there is not sufficient correlation to the related items being economically hedged.

For refined products derivative contracts that are not designated as hedges for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of income during the current period. For refined products derivative contracts that are designated and qualify as cash flow hedges pursuant to generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period.

As of and for the period ended December 31, 2010, the impact of the Partnership’s hedging activities was not material to the financial statements. The Partnership had open derivative positions of 0.7 million barrels of refined products at December 31, 2010, which vary in duration but do not extend beyond April 2011. As of December 31, 2010, the Partnership had derivative assets of $2 million and derivative liabilities of $6 million. The Partnership had no commodity-related derivative activities during the year ended December 31, 2009.

Credit Risks

The Partnership faces counterparty credit risk as a result of its use of financial derivative contracts. The Partnership’s counterparties consist primarily of financial institutions and major integrated oil companies. This concentration of counterparties may impact the Partnership’s overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

The Partnership maintains credit policies with regard to its counterparties that management believes minimize the overall credit risk. The Partnership’s customers’ credit positions are analyzed prior to the extension of credit, and periodically after the credit has been extended. The Partnership manages its exposure to derivative counterparty credit risk through credit analysis, credit approvals, credit limits, and monitoring procedures.

The Partnership’s over-the-counter derivatives are entered into with counterparties outside of organized exchanges. While management actively monitors the risk associated with entering into such transactions, it is possible that losses can result from counterparty credit risk in the future. At December 31, 2010, the potential exposure to credit losses on over-the-counter derivatives was immaterial.

15. Fair Value Measurements

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. The Partnership’s current assets (other than derivatives and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership’s derivatives are measured and recorded at fair value, based on observable market prices and other valuation methodologies. At December 31,

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2010, the fair value of the Partnership’s derivative assets and liabilities was not material. At December 31, 2010, the fair values of the credit facilities and the promissory note to Sunoco also approximate their carrying value, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the Senior Notes is determined using observable market prices, as these notes are actively traded. The estimated aggregate fair value of the Senior Notes at December 31, 2010 is $1.2 billion, compared to the carrying amount of $1.1 billion. The estimated aggregate fair value of the Senior Notes at December 31, 2009 was $664 million, compared to the carrying amount of $600 million.

16. Concentration of Credit Risk

Approximately 14 percent of total revenues recognized by the Partnership during 2010 was derived from Sunoco. The Partnership sells crude oil to Sunoco, transports crude oil and refined products to/from Sunoco’s refineries and provides terminalling and storage services for Sunoco. Sunoco has been issued an investment grade credit rating with a negative outlook by three recognized agencies, however management of the Partnership does not believe that the transactions with Sunoco expose it to significant credit risk.

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

17. Business Segment Information

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities and Crude Oil Pipeline System.

•

The Refined Products Pipeline System serves the United States operations of Sunoco and selected other third parties and consists of: approximately 2,200 miles of refined products pipelines, including a two-thirds undivided interest in the approximately 100-mile refined products Harbor pipeline, and joint venture interests in four refined products pipelines in selected areas of the United States.

•

The Terminal Facilities consist of 42 active refined products terminals with an aggregate storage capacity of 7.2 million barrels, which provide storage, terminalling, blending and other ancillary services primarily to the Refined Products Pipeline System; the Nederland Terminal, a 20.2 million barrel marine crude oil terminal on the Texas Gulf Coast; a 2.0 million barrel refined products terminal serving Sunoco’s Marcus Hook refinery near Philadelphia, Pennsylvania; one inland and two marine crude oil terminals with a combined capacity of 3.4 million barrels, and related pipelines, which serve Sunoco’s Philadelphia refinery and; a 1.0 million barrel LPG terminal near Detroit, Michigan.

•

The Crude Oil Pipeline System gathers, purchases, sells, and transports crude oil principally in Oklahoma and Texas. The system consists of approximately 4,900 miles of crude oil trunk pipelines, including a 37.0 percent undivided interest in the approximately 100-mile Mesa Pipe Line system; approximately 500 miles of crude oil gathering lines that supply the trunk pipelines; approximately 110 crude oil transport trucks; and approximately 100 crude oil truck unloading facilities.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following tables sets forth condensed statement of income information concerning the Partnership’s recast business segments and reconciles total segment operating income to net income attributable to SXL for the years ended December 31, 2010, 2009 and 2008, respectively.

	Year Ended December 31, 2010
	Refined Products Pipeline System	Terminal Facilities	Crude Oil Pipeline System	Total
	(in millions)
Sales and other operating revenue:
Affiliates	$76	$122	$919	$1,117

Unaffiliated customers	$44	$142	$6,505	$6,691

Operating income(1)(2)	$44	$95	$162	$301

Net interest expense				73
Gain on investments in affiliates				128

Net Income				$356
Provision for income taxes				8

Net Income attributable to noncontrolling interests				2

Net Income attributable to Sunoco Logistics Partners L.P.				$346

Depreciation and amortization	$15	$26	$23	$64

Impairment charge	$—	$3	$—	$3

Capital expenditures(3)	$17	$110	$38	$174

Investment in affiliates	$73	$—	$—	$73

Identifiable assets(4)	$531	$857	$2,713	$4,188

(1)

Operating income for the Refined Products Pipeline System includes equity income of $14 million attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.

(2)

Operating income for the Crude Oil Pipeline System includes equity income of $12 million attributable to the Partnership’s equity ownership interest in West Texas Gulf and Mid-Valley, prior to the date of the Partnership’s acquisition of its controlling financial interests, at which point the joint ventures were accounted for as consolidated subsidiaries.

(3)

Total capital expenditures exclude $252 million for the acquisition of the butane blending business, additional ownership interests in West Shore, Mid-Valley and West Texas Gulf, and two terminals and include $9 million of capital expenditures attributable to corporate activities.

(4)

Identifiable assets include the Partnership’s unallocated $2 million cash and cash equivalents, $44 million advances to affiliates, $9 million deferred financing costs, $32 million to properties, and plants and equipment, net.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2009
	Refined Products Pipeline System	Terminal Facilities	Crude Oil Pipeline System	Total
	(in millions)
Sales and other operating revenue:
Affiliates	$79	$100	$527	$706

Unaffiliated customers	$49	$91	$4,556	$4,696

Operating income(1)(2)	$45	$84	$166	$295

Net interest expense				45

Net Income				$250

Net Income attributable to noncontrolling interests				—

Net Income attributable to Sunoco Logistics Partners L.P.				$250

Depreciation and amortization	$13	$19	$16	$48

Capital expenditures(3)	$12	$110	$41	$176

Investment in affiliates	$61	$—	$27	$88

Identifiable assets(4)	$476	$598	$1,988	$3,099

(1)

Operating income for the Refined Products Pipeline System includes equity income of $12 million attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.

(2)	Operating income for the Crude Oil Pipeline System includes equity income of $13 million attributable to the Partnership’s equity ownership interest in West Texas Gulf and Mid-Valley.
(3)

Total capital expenditures exclude $50 million for the acquisitions of the Romulus refined products terminal and the Excel crude oil pipeline and include $13 million of capital expenditures attributable to corporate activities.

(4)

Identifiable assets include the Partnership’s unallocated $2 million cash and cash equivalents, $9 million advances to affiliates, $4 million deferred financing costs, and $22 million to properties, plants and equipment, net.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2008
	Refined Products Pipeline System	Terminal Facilities	Crude Oil Pipeline System	Total
	(in millions)
Sales and other operating revenue:
Affiliates	$77	$100	$2,395	$2,572

Unaffiliated customers	$27	$62	$7,451	$7,540

Operating income(1)(2)	$34	$58	$153	$245

Net interest expense				$31

Net Income				$214

Net Income attributable to noncontrolling interests				—

Net Income attributable to Sunoco Logistics Partners L.P.				$214

Depreciation and amortization	$9	$16	$15	$40

Impairment charge	$—	$6	$—	$6

Capital expenditures(3)	$13	$74	$53	$146

Investment in affiliates	$57	$—	$26	$83

Identifiable assets(4)	$497	$484	$1,303	$2,308

(1)

Operating income for the Refined Products Pipeline System includes equity income of $8 million attributable to the Partnership’s equity ownership interests in Explorer, Wolverine, West Shore and Yellowstone.

(2)	Operating income for the Crude Oil Pipeline System includes equity income of $14 million attributable to the Partnership’s equity ownership interest in West Texas Gulf and Mid-Valley.
(3)	Total capital expenditures exclude $186 million for the acquisition of the MagTex refined products pipeline system and include $6 million of capital expenditures attributable to corporate activities.
(4)

Identifiable assets include the Partnership’s unallocated $2 million cash and cash equivalents, $2 million advances to affiliates, $4 million deferred financing costs, and $16 million to properties, plants and equipment, net.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

18. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
2010
Sales and other operating revenue:
Affiliates	$173	$214	$293	$437
Unaffiliated customers	$1,507	$1,815	$1,583	$1,786
Gross margin(1)	$71	$76	$98	$101
Operating income	$58	$70	$90	$83
Net Income(2)	$43	$51	$194	$60
Net Income attributable to noncontrolling interests	—	—	1	1

Net Income attributable to Sunoco Logistics Partners L.P.	$43	$51	$193	$59
Less: General Partner’s interest	(10)	(11)	(15)	(12)

Limited Partners’ interest	$33	$40	$178	$47
Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—basic	$1.06	$1.30	$5.60	$1.42
Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—diluted	$1.06	$1.29	$5.57	$142

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
2009
Sales and other operating revenue:
Affiliates	$199	$218	$115	$174
Unaffiliated customers	$839	$1,065	$1,305	$1,487
Gross margin(1)	$103	$87	$66	$75
Operating income	$91	$79	$59	$66
Net Income	$81	$67	$48	$54
Net Income attributable to noncontrolling interests	—	—	—	—

Net Income attributable to Sunoco Logistics Partners L.P.	$81	$67	$48	$54
Less: General Partner’s interest	(12)	(13)	(13)	(14)

Limited Partners’ interest	$69	$54	$35	$40
Net income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—basic	$2.38	$1.76	$1.13	$1.31
Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—diluted	$2.36	$1.74	$1.13	$1.30

(1)	Gross margin equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.
(2)

Net income for the third quarter of 2010 includes a $128 million gain on investments in affiliates recorded in connection with the consolidation of Mid-Valley Pipeline Company and West Texas Gulf Pipe Line Company. See Note 2.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

19. Supplemental Condensed Consolidating Financial Information

The Partnership serves as guarantor of the Senior Notes and of any obligations under the $395 million and $63 million Credit Facilities. These guarantees are full and unconditional. For purposes of the following footnote, Sunoco Logistics Partners L.P. is referred to as “Parent Guarantor” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” Sunoco Partners Marketing and Terminals L.P., Sunoco Pipeline L.P., Sun Pipe Line Company of Delaware LLC, Sunoco Pipeline Acquisition LLC, Sunoco Logistics Partners GP LLC, Sunoco Logistics Partners Operations GP LLC, Sunoco Partners Lease Acquisition & Marketing LLC, and Excel Pipeline LLC are collectively referred to as “Non-Guarantor Subsidiaries.” Non-Guarantor Subsidiaries for the 2010 periods presented reflect the consolidation of Mid-Valley Pipeline Company, West Texas Gulf Pipe Line Company, Butane Acquisition I LLC, Butane Acquisition II LLC, Austin Property Acquisition LLC and Sunoco Partners Butane Blending LLC from the acquisition dates and as of December 31, 2010.

The following supplemental condensed consolidating financial information reflects the Parent’s separate accounts, the Subsidiary Issuer’s separate accounts, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations and the Parent’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investments in its subsidiaries and the Subsidiary Issuer’s investments in its subsidiaries are accounted for under the equity method of accounting.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Income

Year Ended December 31, 2010

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,117	$—	$1,117
Unaffiliated customers	—	—	6,691	—	6,691
Equity in earnings of subsidiaries	346	416	—	(762)	—
Other income	—	—	30	—	30

Total Revenues	346	416	7,838	(762)	7,838

Costs and Expenses
Cost of products sold and operating expenses	—	—	7,398	—	7,398
Depreciation and amortization expense	—	—	64	—	64
Selling, general and administrative expenses	—	—	72	—	72
Impairment charge	—	—	3	—	3

Total Costs and Expenses	—	—	7,537	—	7,537

Operating Income	346	416	301	(762)	301
Net interest cost to affiliates	—	(1)	3	—	2
Other interest cost and debt expense, net	—	76	—	—	76
Capitalized interest	—	(5)	—	—	(5)
Gain on investments in affiliates	—	—	128	—	128

Income Before Provision for Income Taxes	346	346	426	(762)	356
Provision for income taxes	—	—	8	—	8

Net Income	346	346	418	(762)	348
Net Income attributable to noncontrolling interests	—	—	2	—	2

Net Income attributable to Sunoco Logistics Partners L.P.	$346	$346	$416	$(762)	$346

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Income

Year Ended December 31, 2009

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$706	$—	$706
Unaffiliated customers	—	—	4,696	—	4,696
Equity in earnings of subsidiaries	250	292	—	(542)	—
Other income	—	—	28	—	28

Total Revenues	250	292	5,430	(542)	5,430

Costs and Expenses
Cost of products sold and operating expenses	—	—	5,023	—	5,023
Depreciation and amortization expense	—	—	48	—	48
Selling, general and administrative expenses	—	—	64	—	64
Impairment charge	—	—	—	—	—

Total Costs and Expenses	—	—	5,135	—	5,135

Operating Income	250	292	295	(542)	295
Net interest cost to affiliates	—	(3)	3	—	—
Other interest cost and debt expense, net	—	49	—	—	49
Capitalized interest	—	(4)	—	—	(4)
Gain on investments in affiliates	—	—	—	—	—

Income Before Provision for Income Taxes	250	250	292	(542)	250
Provision for income taxes	—	—	—	—	—

Net Income	250	250	292	(542)	250
Net income attributable to noncontrolling interests	—	—	—	—	—

Net Income attributable to Sunoco Logistics Partners L.P.	$250	$250	$292	$(542)	$250

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Income

Year Ended December 31, 2008

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$2,572	$—	$2,572
Unaffiliated customers	—	—	7,540	—	7,540
Equity in earnings of subsidiaries	215	242	—	(457)	—
Other income	—	—	24	—	24

Total Revenues	215	242	10,136	(457)	10,136

Costs and Expenses
Cost of products sold and operating expenses	—	—	9,786	—	9,786
Depreciation and amortization expense	—	—	40	—	40
Selling, general and administrative expenses	—	—	59	—	59
Impairment charge	—	—	6	—	6

Total Costs and Expenses	—	—	9,891	—	9,891

Operating Income	215	242	245	(457)	245
Net interest cost to affiliates	—	(3)	4	—	1
Other interest cost and debt expense, net	—	34	—	—	34
Capitalized interest	—	(4)	—	—	(4)
Gain on investments in affiliates	—	—	—	—	—

Income Before Provision for Income Taxes	215	215	241	(457)	214
Provision for income taxes	—	—	—	—	—

Net Income	215	215	241	(457)	214
Net income attributable to noncontrolling interests	—	—	—	—	—

Net Income attributable to Sunoco Logistics Partners L.P.	$215	$215	$241	$(457)	$214

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Balance Sheet

December 31, 2010

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$—	$—	$2
Advances to affiliated companies	28	47	(31)	—	44
Accounts receivable, affiliated companies	—	—	154	—	154
Accounts receivable, net	—	—	1,536	—	1,536
Inventories	—	—	63	—	63

Total Current Assets	28	49	1,722	—	1,799

Properties, plants and equipment, net	—	—	2,128	—	2,128
Investment in affiliates	590	1,766	73	(2,356)	73
Goodwill	—	—	63	—	63
Intangible assets, net	—	—	109	—	109
Other assets	—	7	9	—	16

Total Assets	$618	$1,822	$4,104	$(2,356)	$4,188

Liabilities and Equity
Current Liabilities
Accounts payable	—	—	1,591		1,591
Accrued liabilities	1	24	51		76
Accrued taxes payable	—	—	44		44

Total Current Liabilities	1	24	1,686	—	1,711

Long-term debt, affiliated companies	—	100	—	—	100
Long-term debt	—	1,129	—	—	1,129
Other deferred credits and liabilities	—	—	42	—	42
Deferred income taxes	—	—	164	—	164

Total Liabilities	1	1,253	1,892	—	3,146

Equity
Total Sunoco Logistics Partners L.P. equity	617	569	2,135	(2,356)	965
Noncontrolling interests	—	—	77	—	77

Total Equity	617	569	2,212	(2,356)	1,042

Total Liabilities and Equity	$618	$1,822	$4,104	$(2,356)	$4,188

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Balance Sheet

December 31, 2009

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$—	$—	$2
Advances to affiliated companies	8	48	(47)	—	9
Accounts receivable, affiliated companies	—	—	48	—	48
Accounts receivable, net	—	—	1,280	—	1,280
Inventories	—	—	87	—	87

Total Current Assets	8	50	1,368	—	1,426

Properties, plants and equipment, net	—	—	1,534	—	1,534
Investment in affiliates	604	1,429	88	(2,033)	88
Goodwill	—	—	16	—	16
Intangible assets, net	—	—	22	—	22
Other assets	—	4	9	—	13

Total Assets	$612	$1,483	$3,037	$(2,033)	$3,099

Liabilities and Equity
Current Liabilities
Accounts payable	$—	$—	$1,254		$1,254
Accrued liabilities	1	4	44		49
Accrued taxes payable	—	—	31		31

Total Current Liabilities	1	4	1,329	—	1,334

Long-term debt, affiliated companies	—	—	—	—	—
Long-term debt	—	868	—	—	868
Other deferred credits and liabilities	—	—	35	—	35
Deferred income taxes	—	—	—	—	—

Total Liabilities	1	872	1,364	—	2,237

Equity
Total Sunoco Logistics Partners L.P. equity	611	611	1,673	(2,033)	862
Noncontrolling interests	—	—	—	—	—

Total Equity	611	611	1,673	(2,033)	862

Total Liabilities and Equity	$612	$1,483	$3,037	$(2,033)	$3,099

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

Year Ended December 31, 2010

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$346	$364	$393	$(762)	$341

Cash Flows from Investing Activities:
Capital expenditures	—	—	(174)	—	(174)
Acquisitions	—	—	(252)	—	(252)
Intercompany	(79)	(721)	38	762	—

Net cash used in investing activities	(79)	(721)	(388)	762	(426)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(189)	—	—	—	(189)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Net proceeds from issuance of limited partner units	143	—	—	—	143
Contributions from general partner	3	—	—	—	3
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(2)	—	(2)
Repayments under credit facility	—	(888)	—	—	(888)
Borrowings under credit facility	—	650	—	—	650
Net proceeds from issuance of long term debt	—	494	—	—	494
Promissory note from affiliate	—	100	—	—	100
Repayment of promissory note to general partner	(201)	—	—	—	(201)
Advances to affiliates, net	(19)	1	(3)	—	(21)

Net cash provided by/(used in) financing activities	(267)	357	(5)	—	85

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	2	—	—	2

Cash and cash equivalents at end of year	$—	$2	$—	$—	$2

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

Year Ended December 31, 2009

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$250	$250	$218	$(542)	$176

Cash Flows from Investing Activities:
Capital expenditures	—	—	(176)	—	(176)
Acquisitions	—	—	(50)	—	(50)
Intercompany	(181)	(369)	8	542	—

Net cash used in investing activities	(181)	(369)	(218)	542	(226)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(173)	—	—	—	(173)
Distributions paid to noncontrolling interests	—	—	—	—	—
Net proceeds from issuance of limited partner units	110	—	—	—	110
Contributions from general partner	2	—	—	—	2
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(2)	—	(2)
Repayments under credit facility	—	(687)	—	—	(687)
Borrowings under credit facility	—	633	—	—	633
Net proceeds from issuance of long term debt	—	173	—	—	173
Promissory note from affiliate	—	—	—	—	—
Repayment of promissory note to general partner	—	—	—	—	—
Advances to affiliates, net	(8)	—	2	—	(6)

Net cash provided by/(used in) financing activities	(69)	119	—	—	50

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	2	—	—	2

Cash and cash equivalents at end of year	$—	$2	$—	$—	$2

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

Year Ended December 31, 2008

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$214	$214	$258	$(457)	$229

Cash Flows from Investing Activities:
Capital expenditures	—	—	(146)	—	(146)
Acquisitions	—	—	(186)	—	(186)
Intercompany	(82)	(444)	69	457	—

Net cash used in investing activities	(82)	(444)	(263)	457	(332)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(137)	—	—	—	(137)
Distributions paid to noncontrolling interests	—	—	—	—	—
Net proceeds from issuance of limited partner units	—	—	—	—	—
Contributions from general partner	—	—	3	—	3
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(1)	—	(1)
Repayments under credit facility	—	(111)		—	(111)
Borrowings under credit facility	—	343	—	—	343
Net proceeds from issuance of long term debt	—	—	—	—	—
Promissory note from affiliate	—	—	—	—	—
Repayment of promissory note to general partner	—	—	—	—	—
Advances to affiliates, net	5	(2)	3	—	6

Net cash provided by/(used in) financing activities	(132)	230	5	—	103

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	2	—	—	2

Cash and cash equivalents at end of year	$—	$2	$—	$—	$2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Vice President and Chief Financial Officer of Sunoco Partners LLC (the Partnership’s general partner), as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2010, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s Chief Executive Officer and Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

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

No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Sunoco Partners LLC, our general partner, is a wholly-owned, indirect subsidiary of Sunoco, Inc. (“Sunoco”). Our general partner manages our operations and activities. Our general partner’s Board of Directors (the “Board of Directors”) held seven meetings during 2010. The Board of Directors has established standing committees to consider designated matters. The standing committees of the Board of Directors are the Audit Committee, the Conflicts Committee and the Compensation Committee. The listing standards of the New York Stock Exchange, or NYSE, do not require boards of directors of publicly-traded master limited partnerships to be composed of a majority of independent directors nor are they required to have a standing nominating or compensation committee. However, the Board of Directors has elected to have a standing compensation committee. The Board of Directors has adopted governance guidelines for the Board and charters for the Audit and Compensation Committees.

The Compensation Committee oversees compensation decisions for executive officers of the general partner and the administration of the compensation plans described below. The Compensation Committee met five times during 2010. The current members of the Compensation Committee are: Philip L. Frederickson (Chairman), L. Wilson Berry, Jr., Stephen L. Cropper, Lynn L. Elsenhans and William R. Silver. Since Ms. Elsenhans also is an officer of the general partner and an officer and director of Sunoco, she recuses herself from Compensation Committee decisions relating to equity compensation awards (including awards under the Sunoco Partners LLC Long-Term Incentive Plan, or LTIP) to executive officers of the general partner.

Prior to July 27, 2010, our general partner’s Board of Directors had established a single committee, the “Audit/Conflicts Committee,” to perform the functions of both an audit committee and a conflicts committee. Effective July, 27 2010, the Audit/Conflicts Committee was split into a separate Audit Committee and Conflicts Committee:

•

The Audit Committee oversees external financial reporting, engages independent auditors, and reviews procedures for internal auditing and the adequacy of internal accounting controls. The current members of the Audit Committee are: William R. Silver (Chairman), L. Wilson Berry, Jr., Stephen L. Cropper and Philip L. Frederickson. These directors met as an audit committee eight times during 2010.

•

The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest between Sunoco and us and determines whether the resolution of the conflict of interest is fair and reasonable to us. The current members of the Conflicts Committee are: Stephen L. Cropper (Chairman), L. Wilson Berry, Jr., Philip L. Frederickson and William R. Silver. These directors met as a conflicts committee two times during 2010.

The members of each of the Audit Committee and the Conflicts Committee consist of those directors of our general partner who are not also executive officers of our general partner or its parent. In addition, all of the members of the Audit Committee must meet certain independence and experience standards established by the NYSE to serve on an audit committee of a board of directors. To be considered an independent director under the NYSE listing standards, the Board of Directors must affirmatively determine that a director has no material relationship with us, or our general partner. In making this determination, the Board of Directors adheres to the specific tests for independence included in the NYSE listing standards and our governance guidelines, and considers all of the facts and circumstances it deems necessary or advisable to make such a determination. The Board of Directors has determined affirmatively that Messrs. Berry, Cropper, Frederickson and Silver each qualify as “independent” under the NYSE listing standards and our governance guidelines. The Board of Directors also has determined that, based upon relevant experience, each member of the Audit Committee (Messrs. Silver, Berry, Cropper, and Frederickson) is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K of the Securities Exchange Act of 1934, as amended. A description of each member’s qualifications may be found elsewhere in this Item 10. In conjunction with regular meetings, the Audit Committee meets in executive session without members of management present. Mr. Silver, as Chairman of the

Audit Committee, leads these executive session meetings, the purpose of which is to promote open and candid discussion among the independent members of the Board of Directors (the “independent directors”).

In order that interested parties may be able to make their concerns known to the independent directors, our unitholders and other interested parties may communicate directly with the Board of Directors, with the independent directors as a group, or with any director or committee chairperson by writing to such parties in care of Kathleen Shea-Ballay, Vice President, General Counsel and Secretary, Sunoco Partners LLC, 1818 Market Street, Suite 1500, Philadelphia, PA 19103-3615. Communications may be submitted confidentially and anonymously. Under certain circumstances, the general partner or we may be required by law to disclose the information or identity of the person submitting the communication.

Communications addressed to the Board of Directors generally will be forwarded either to the appropriate committee chairperson or to all directors. Certain concerns communicated to the Board of Directors also may be referred to the general partner’s internal auditor or its General Counsel, in accordance with the general partner’s regular procedures for addressing such concerns. The chairman of the general partner’s Audit Committee, or the chairman of the Board of Directors, may direct that certain concerns be presented to the Audit Committee, or to the full Board of Directors, or that such concerns otherwise receive special treatment, including retention of external counsel or other advisors. No material actions were taken by the Board of Directors because of communications from unitholders or others received during 2010.

Our general partner has adopted a Code of Ethics for Senior Officers, which applies to the principal executive officer, the principal financial officer, the principal accounting officer, the treasurer and persons performing similar functions for the general partner and its subsidiaries. In addition, our general partner has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The Code of Business Conduct and Ethics addresses ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications, and prompt internal reporting of violations. In accordance with the disclosure requirements of applicable law or regulation, we intend to disclose any amendment to, or waiver of, any provision of these Codes, on our website, via a press release, or under Item 5.05 of a current report on Form 8-K.

We make available, free of charge within the “Corporate Governance” section of our website at www.sunocologistics.com, and in print to any unitholder who so requests, the Code of Ethics for Senior Officers, the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Corporate Governance Guidelines and our limited partnership agreement. The information contained on, or connected to, our internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the SEC.

Directors and Executive Officers of Sunoco Partners LLC (our General Partner)

Our common unit holders do not nominate candidates for, or vote for the election of, the directors of the Board of Directors. Our general partner is a limited liability company, and its directors are elected by its members, all of which are corporate subsidiaries of Sunoco. The executive officers of the general partner are appointed by the Board of Directors.

There were several changes to our management team during 2010. Effective July 1, 2010, Ms. Deborah M. Fretz retired as President and Chief Executive Officer. Upon Ms. Fretz’ retirement, Ms. Lynn L. Elsenhans was elected as Chief Executive Officer and Mr. Michael J. Hennigan was elected as President and Chief Operating Officer. Effective April, 2010, Mr. Neal E. Murphy, our Vice President and Chief Financial Officer elected to leave the general partner, and Mr. Brian P. MacDonald was elected as his successor as Vice President and Chief Financial Officer.

The following table shows information for the current directors and executive officers of Sunoco Partners LLC, our general partner. Executive officers and directors are each elected for one-year terms.

Name	Age	Position with the General Partner
Cynthia A. Archer	57	Director
L. Wilson Berry, Jr.	67	Director
Stephen L. Cropper	61	Director
Lynn L. Elsenhans	54	Chairman, Chief Executive Officer and Director
Stacy L. Fox	57	Director
Philip L. Frederickson	54	Director
Michael D. Galtman	36	Controller and Chief Accounting Officer
Peter J. Gvazdauskas	32	Vice President, Finance
Michael J. Hennigan	51	President, Chief Operating Officer and Director
David A. Justin	59	Vice President, Operations
Brian P. MacDonald	45	Vice President, Chief Financial Officer and Director
Daniel J. Platt	39	Treasurer
Kathleen Shea-Ballay	45	Vice President, General Counsel and Secretary
William R. Silver	63	Director
Reid E. Smith	46	Vice President, Business Development
Dennis Zeleny	55	Vice President, Chief Human Resources Officer and Director

Ms. Elsenhans was elected to the Board of Directors in August 2008 and was elected Chairman of the Board in October 2008. Ms. Elsenhans was elected Chief Executive Officer in July 2010. Ms. Elsenhans has been President and Chief Executive Officer of Sunoco, Inc. since August 2008 and Chairman of Sunoco since January 1, 2009. Prior to that, she was Executive Vice President of Global Manufacturing for Shell Downstream, Inc. from 2005 to 2008. Ms. Elsenhans is a director of International Paper Company.

Ms. Archer was elected to the Board of Directors in April 2002. Ms. Archer has been Vice President, Marketing and Development of Sunoco since January 2001.

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

Ms. Fox was elected to the Board of Directors in March 2010. She has been Senior Vice President and General Counsel of Sunoco since March 2010. Ms. Fox joined Sunoco from the Roxbury Group, a Detroit-based real estate development and legal consulting firm, where she was founder and principal. From 2005 to 2008, Ms. Fox served as Executive Vice President, Chief Administrative Officer and General Counsel for Collins & Aikman Corporation, a leading supplier of automotive interior systems.

Mr. Frederickson was elected to the Board of Directors in January 2008. Mr. Frederickson was formerly Executive Vice President, Planning, Strategy & Corporate Affairs, for Conoco Phillips from 2006 until his retirement in January 2008. Prior to that, he was Executive Vice President, Commercial from 2002 to 2006. Mr. Frederickson is also a director of Rosetta Resources, Inc. and Chesapeake Midstream Partners LLC.

Mr. Galtman was elected Chief Accounting Officer and Controller in July 2008. From June 2007 to July 2008, he served as Manager of Financial Planning and Analysis for Sunoco Logistics Partners L.P.

Mr. Gvazdauskas was elected Vice President, Finance in April 2010. From June 2008 to March 2010, he served as Manager of Corporate Finance of Sunoco; from December 2007 to May 2008, he was Manager of Special Projects at Sunoco; and from November 2005 to November 2007, he was Controller of SunCoke Energy, Inc.

Mr. Hennigan was elected President and Chief Operating Officer in July 2010, and was elected to the Board of Directors in April 2010. From May 2009 until July 2010, Mr. Hennigan served as Vice President, Business Development. Prior to joining our general partner, he was employed in the following positions at Sunoco: Senior Vice President, Business Improvement from October 2008 to May 2009; Senior Vice President, Supply, Trading, Sales and Transportation from February 2006 to October 2008; and Vice President, Product Trading, Sales and Supply, from March 2001 to February 2006.

Mr. Justin was elected Vice President, Operations in April 2007. From November 2001 to April 2007, he served as Vice President, Eastern Operations.

Mr. MacDonald was elected as Vice President and Chief Financial Officer in March 2010. He was elected to the Board of Directors in September 2009. He has been Senior Vice President and Chief Financial Officer of Sunoco since August 2009. He was Chief Financial Officer of the Commercial Business Unit at Dell, Inc. from December 2008 until July 2009, and Corporate Vice President and Treasurer at Dell, Inc. from December 2002 until January 2009.

Mr. Platt was elected Treasurer in May 2009. From April 2006 to May 2009, he served as Director of Treasury at Technitrol, Inc., and from April 2004 to April 2006 he served as Assistant Treasurer of EB Games.

Ms. Shea-Ballay was elected Vice President, General Counsel and Secretary in June 2010. Ms. Shea-Ballay served as Assistant General Counsel and Chief Counsel for Commercial Transactions for Sunoco from April 2005 until June 2010.

Mr. Silver was elected to the Board of Directors in March 2010. Mr. Silver currently serves as Chief Financial Officer and Business Manager of Menlo School in Atherton, California. Mr. Silver served as the President of Citibank, F.S.B. in California from 1998 to 1999 and retired from Citigroup, Inc. in 1999, after 24 years of service.

Mr. Smith was elected Vice President, Business Development in July 2010. From 2006 to 2010, he was Senior Vice President of Texon L.P. where he led all aspects of Texon’s Butane Blending business. Prior to this, from 2003 to 2006, he was Vice President, Suppliers & Global Tax for FuelQuest, Inc. where he managed global sales efforts for their supplier and tax determination customer bases.

Mr. Zeleny was elected to the Board of Directors in January 2011. He was elected Vice President and Chief Human Resources Officer in March 2010. He has been Senior Vice President and Chief Human Resources Officer of Sunoco since January 2009. Prior to this, he was a consultant from April 2004 until July 2005, and again from June 2007 until January 2009. He was Executive Vice President, Administration & Services, of Caremark Rx LLC from August 2005 until May 2007.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, or SEC. We believe that during 2010, all SEC filings of our general partner’s officers and directors complied with the requirements of Section 16 of the Securities Exchange Act, based upon a review of forms filed, or written notice that no annual forms were required, except that: (1) due to an administrative error, certain transactions pertaining to the quarterly crediting of distribution equivalents to directors' deferred compensation accounts in August 2010 were not reported on a timely filed Form 4 on behalf of Mr. Stephen L. Cropper, a director, but were subsequently reported on a Form 4 filed in October 2010; and (2) due to an administrative error, a July 2010 award of time-vested restricted units under the Sunoco Partners LLC Long-Term Incentive Plan, was not reported on a timely filed Form 4 on behalf of Mr. David A. Justin, Vice President, Operations, but was subsequently reported on a Form 4 filed in December 2010.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview: Sunoco indirectly controls our general partner and indirectly owns a significant limited partner interest in us. Ms. Elsenhans and Mr. MacDonald are employees of Sunoco (the “Shared Executives”). In addition to rendering services to us, they devoted a majority of their professional time to Sunoco during 2010. Ms. Elsenhans and Mr. MacDonald participate in employee benefit plans and arrangements sponsored by Sunoco. The Compensation Committee of Sunoco’s Board of Directors sets the components of their compensation, including salary and annual incentive, and we have no control over this compensation determination process. Please refer to Sunoco’s 2011 Annual Meeting Proxy Statement for information on the compensation of Ms. Elsenhans and Mr. MacDonald.

Under the terms of our Omnibus Agreement with Sunoco, we pay an administrative fee to reimburse Sunoco for the provision of general and administrative services for our benefit, including the allocated expenses of Sunoco personnel who provide corporate services to us. Although these Shared Executives provided services to both Sunoco and us during 2010, no portion of the administrative fee was specifically allocated to the services they provided to us. See Item 13, “Certain Relationships, Related Transactions and Director Independence” of this Annual Report on Form 10-K for further discussion of our relationships and transactions with Sunoco. During 2010, Ms. Fretz and Messrs. Hennigan, Justin, McCord and Murphy were employees of our general partner and rendered their services solely to us. Except as specified below, all compensation paid to these individuals is fully disclosed in the tabular disclosure following this Compensation Discussion and Analysis (“CD&A”). Throughout the CD&A discussion, the following individuals are referred to as the Named Executive Officers, or NEOs, and are included in the Summary Compensation Table:

•	Lynn L. Elsenhans—Chairman and Chief Executive Officer

•	Brian P. MacDonald—Vice President and Chief Financial Officer

•	Michael J. Hennigan—President and Chief Operating Officer

•	David A. Justin—Vice President, Operations

•	Scott W. McCord—Vice President, Lease Acquisitions

•	Deborah M. Fretz—former President and Chief Executive Officer (through June 30, 2010)

•	Neal E. Murphy—former Vice President and Chief Financial Officer (through April 15, 2010)

Beginning in 2011, we will reimburse Sunoco for that portion of the compensation related to the services performed for us by the Shared Executives. The specific portions of compensation that we reimburse to Sunoco will be determined based upon the portion of professional time devoted to us by each of the Shared Executives. Starting in 2011, our general partner’s Compensation Committee may make equity awards to any one or more of the Shared Executives, on an annual basis, in recognition of the services that they may provide to us. In January 2011, Ms. Elsenhans and Mr. MacDonald did receive such equity awards, in the form of performance based restricted units granted pursuant to the LTIP.

Compensation Philosophy and Objectives: Our general partner seeks to improve our financial and operating performance and provide a desirable return on investment to holders of our common units, while maintaining financial strength and flexibility. Our general partner provides a competitive compensation package in order to attract highly competent and skilled executives to meet these objectives. In addition, where doing so has been determined to be a cost-effective and administratively efficient means of providing benefits to its employees, our general partner is a participating employer in certain benefit plans sponsored by Sunoco, including its defined benefit pension plan. We reimburse Sunoco for the benefits we receive from our participation in these plans.

During 2010, the compensation for our executive officers, including our NEOs, but excluding our Shared Executives, was determined by our general partner’s Compensation Committee. The compensation program utilizes objectives and measurement criteria based upon performance relative to other publicly traded master limited partnerships and general industry companies (as adjusted for size), and this compensation program is designed to provide the competitive level of total compensation needed to attract, retain and motivate talented and experienced executives who can contribute to our success. The compensation program emphasizes performance-based compensation (pay-at-risk), to promote achievement of short-term and long-term business objectives consistent with our strategic plan and is structured so that the target compensation (base salary and performance-based annual and long-term opportunities) is generally at the median of the general industry market data. Executive compensation is aligned with the interests of our unitholders by providing annual incentive awards directly tied to cash flow generation and long term incentives in the form of restricted units and requiring significant holdings of common units, representing limited partnership interests in us. The general partner has adopted unit ownership guidelines requiring executives and certain other key employees to own common units, as further described herein. The Compensation Committee reviews the compensation program and makes changes deemed appropriate and in the best interests of our unitholders and us. The Compensation Committee retains authority over all compensation decisions for our NEOs (other than the Shared Executives). The general partner’s eligible executives participate in the defined benefit programs and the qualified and non-qualified defined contribution plans of Sunoco.

Compensation Methodology: During the first half of 2010, our general partner utilized Towers Watson as a consultant to assess the effectiveness and competitiveness of the compensation program. In July 2010, our general partner transitioned this consulting work to Compensation Advisory Partners LLC, which will assist in evaluating and designing the compensation program, and will advise on executive compensation issues and external trends going forward. In support of the analytical work to be performed by Compensation Advisory Partners, Towers Watson will continue to provide comparative market on:

•	compensation practices and programs, based on an analysis of other publicly traded master limited partnerships and general industry companies;

•

base salaries paid to executive officers with responsibilities similar in breadth and scope to the general partner at the publicly traded master limited partnership and general industry company level, for which such applicable data exists; and

•

the mix of total compensation (including base salary, annual incentive award levels, long-term incentive award levels and short- and long-term incentive practices) paid to executive officers in similar positions at such companies.

The master limited partnership group consists of the LTIP Peer Group (as discussed on pages 116 to 117) as well as a broader group of publicly traded master limited partnerships composed of companies of varying revenue and market-cap sizes, with varying market maturity including: Markwest Partners LP, Amerigas Partners LP, Star Gas Partners LP, and Suburban Propane Partners LP, that may compete with the general partner for executive talent (together, the “MLP Group”). This MLP Group is reviewed annually with the assistance of the compensation consultants engaged by our general partner, and the composition of the MLP Group may be updated in order to reflect mergers, acquisitions, business bankruptcies and other similar events.

The Compensation Committee also reviews compensation data from the general industry on a position-by-position basis to ascertain competitive rates of compensation. This survey data consists of general industry data for executive positions reported in the Towers Watson Executive Compensation General Industry Database, a proprietary compensation database of approximately 800 U.S. industrial companies that is updated yearly. The general industry data are collected at both the corporate (stand-alone parent company) and group (business unit of a larger organization) levels, and then size-adjusted using regression analysis to revenues comparable to those of our operating revenues plus either our lease crude acquisition business margins (in the case of corporate data), or our lease crude acquisition business revenues (in the case of group data). The general industry group together with the MLP Group form the Compensation Comparative Group.

The Compensation Committee reviewed the compensation data for each individual NEO (other than the Shared Executives) compared to the compensation of executives in similar positions with similar responsibility levels in the Compensation Comparative Group. In its review for Messrs. Hennigan, Justin, McCord and Murphy, the Committee looked primarily at general industry compensation data, but also reviewed the MLP Group data when such data was applicable to the specific executive position. For Ms. Fretz, the Committee reviewed general industry compensation data, MLP Group data and compensation data for peer executives at Sunoco.

The three components of compensation for executive officers of the general partner (other than the Shared Executives) consist of base salary, annual incentives and long-term incentives, as discussed below. The target compensation levels were chosen to enhance the general partner’s ability to attract and retain a highly skilled and motivated executive leadership team. Based upon the individual performance of the executive, as well as our performance as a whole, actual realized compensation may be higher or lower than the target. In each case, an executive’s salary and incentive opportunities ultimately were determined by the unique responsibilities of his or her position. As a tool to assist in its review of executive compensation, the Compensation Committee uses tally sheets that reflect all components of the executive’s total compensation, including salary, annual incentives, and long-term incentives. Additionally, in consultation with the Vice President and Chief Human Resources Officer, the compensation consultant and other outside advisors, the Compensation Committee has reviewed the estimated compensation to be received by the executive officers (other than the Shared Executives) under various scenarios, including normal retirement, voluntary or involuntary termination, and involuntary termination due to a change in control of the Partnership or Sunoco.

Elements of Compensation: Unless specified to the contrary below, references in this section of the CD&A to “NEOs,” or “executive officers,” does not include the Shared Executives.

•

Base Salary: Base salary is designed to provide for a competitive fixed level of remuneration that attracts and retains executive officers, and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility, and results achieved). The salaries of the NEOs (other than the Shared Executives) are reviewed on an annual basis. The compensation consultant provides benchmarking data on the salaries of the NEOs compared to the salaries of executives in the Compensation Comparative Group. The general partner and the Compensation Committee attempt to establish and maintain base salaries for the NEOs at or near the median level of competitive market base salary data. Base salaries also are influenced by internal equity (fair and consistent application of compensation practices). The Compensation Committee, with input from the compensation consultant and the Chief Executive Officer (except with respect to her own salary), approves all base salaries for the NEOs. The Summary Compensation Table on page 121 includes the NEO base salaries that were approved for 2010 or, for those NEOs that were employed for only a partial year, the salaries actually earned in 2010. At the NEO level, the balance of compensation is weighted toward pay-at-risk compensation (annual and long-term incentives).

•	Annual Incentive Awards:

•

Why the General Partner Has Adopted the Annual Incentive Plan. The general partner’s Annual Incentive Plan is designed to enhance the performance of key employees, including NEOs, by providing annual cash incentive opportunities for achievement of annual financial and operational performance goals. In particular, annual incentive awards are provided to NEOs in order to provide competitive incentives to those who can significantly influence performance and promote achievement of our short-term business objectives. The Compensation Committee, in its sole discretion, determines the payments, if any, to NEOs for each fiscal year. The Compensation Committee also may amend or change the Annual Incentive Plan at any time.

•

Determination of the Amounts Awarded Under the Annual Incentive Plan. Under the plan, an individual’s annual incentive payout amount is determined by multiplying the product of his or her base salary and individual incentive guideline by a factor ranging from zero to 200 percent, based upon the level of attainment of pre-established goals for our cash flow from operations. The annual individual incentive guideline is based on general industry market data as well as internal equity considerations. Following the end of each year, the Compensation Committee reviews performance data with management and the compensation consultant, and determines the extent to which the specified goals for cash flow from operations have been achieved. This adjusted amount may be adjusted up or down (by no more than 10 percent) to reflect our actual performance with regard to certain health, environment and safety criteria. Additionally, a potential upwards or downwards adjustment of five percent may be made if the pipeline and terminals segments of our business places within either the first quartile OSHA performance ranking (plus five percent) or bottom quartile OSHA performance ranking (minus five percent) ranking relative to its pipeline industry group. The health, environment and safety component does not apply if our minimum performance goals are not attained. If we do not achieve at least the minimum threshold performance goals, no award payment will be made.

The respective payout percentages for these criteria were established at levels that the Compensation Committee believes provide meaningful incentives to achieve the established performance goals. The following performance goals, assigned weights and performance factors were approved by the Compensation Committee for purposes of calculating the eventual payout for awards made for the 2010 plan year under the Annual Incentive Plan:

Cash Flow from Operations	Payout
<71% of cash flow target	0%
71% of cash flow target	25%
Cash flow target - 116% of cash flow target	100%
146% of cash flow target	200%

As described above, the performance factors may be adjusted (up or down) by the relative achievement of certain health, environment and safety performance goals. Payout for performance between specified performance goals will be interpolated on a straight-line basis. In no event can the annual incentive payout amount exceed 200 percent of the individual’s incentive guideline amount, even after considering the applicable adjustments.

Use of cash flow from operations as the primary criterion for payout of the 2010 annual incentive award ensures that management will continue to be focused on operations excellence. Our cash flow from operations measure, which we define as net income plus depreciation minus maintenance capital, (as may be adjusted by the Compensation Committee for any unique events to reflect the actual annual performance of our business) is not determined in accordance with GAAP. The use of health, environment and safety performance to further adjust the payout reinforces that, along with financial success, management is focused on continuing to protect our employees and the communities in which we operate.

2010 Annual Incentive Payout Amount. Based upon our level of attainment of goals for cash flow from operations during the 2010 plan year, the payout factor was 94 percent, which includes the applicable health, environmental and safety factor for each business unit. The annual incentive reinforces the links between strategy, goal setting and results. The individual incentive guidelines (as a percentage of base salary) for each of the executive officers who are NEOs for 2010 were as follows:

Name	Title	Annual Incentive Plan Individual Incentive Guidelines 2010
Lynn L. Elsenhans	Chairman and Chief Executive Officer	Not Applicable
Michael J. Hennigan	President and Chief Operating Officer	70%
Brian P. MacDonald	Vice President and Chief Financial Officer	Not Applicable
David A. Justin	Vice President, Operations	45%
Scott W. McCord	Vice President, Lease Acquisition	40%
Deborah M. Fretz	Former President and Chief Executive Officer	80%
Neal E. Murphy	Former Vice President and Chief Financial Officer	45%

Under the general partner’s Annual Incentive Plan, the Compensation Committee has the discretion to reduce the amounts payable to participants, or to determine that no amount will be paid, even if all performance criteria for payout are met. The annual incentive awards are paid in cash. The annual incentives earned by executive officers who are NEOs for 2010 are included in the Summary Compensation Table on page 121 under “Non-Equity Incentive Plan Compensation.” Ms. Elsenhans and Mr. MacDonald do not participate in the Annual Incentive Plan. Mr. Hennigan’s guideline incentive for the period from January 2010 until July 2010 was 65 percent. Ms. Fretz retired during 2010 and, as a result, earned a annual incentive amount pro-rated at 50 percent. In connection with his termination, Mr. Murphy received a severance payment in lieu of a pro-rated annual incentive.

•	Long-Term Incentive Awards:

•

Why the LTIP was Adopted. Long-term incentive awards for executive officers are granted under the LTIP in order to promote achievement of our long-term strategic business objectives. The LTIP was designed to align the economic interests of executive officers, key employees and directors with those of our common unitholders; to provide competitive compensation opportunities that can be realized through attainment of performance goals; and to provide an incentive to management for continuous employment with the general partner and its affiliates. Long-term incentive compensation is based upon the common units representing limited partnership interests in us, although it may be payable in common units, or in cash. The Compensation Committee administers the LTIP and, in its discretion, may terminate or amend the LTIP at any time with respect to any units for which a grant has not yet been made. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant. The Compensation Committee also has the right to alter or amend the LTIP or any part of the LTIP from time to time, including increasing the number of units that may be granted, subject to unitholder approval as required by the exchange upon which the common units are listed at that time.

•	The elements of compensation under the LTIP. The LTIP provides for two types of awards: restricted units and unit options.

•

Restricted Units. Each restricted unit is a kind of phantom unit that entitles the grantee to receive a common unit upon vesting or, in the discretion of the Compensation Committee, an amount of cash equivalent to the value of a common unit. From time to time, the Compensation Committee may make grants under the plan to employees and/or directors containing such terms as the Compensation Committee shall determine under the plan. Special one-time grants of restricted units may be made at any time during the year, subject to the approval of the Compensation Committee. These grants are infrequent, and generally are used for new hires, retention, promotions and recognition of extraordinary accomplishments. The Compensation Committee will determine the performance period over which restricted units granted to employees and/or directors will vest, and whether or not any such restricted units will have distribution equivalent rights entitling the grantee to receive an amount in cash equal to cash distributions made by us with respect to a like number of our common units during the performance period. Performance-based restricted units are designed to pay out only if certain objective Partnership-specific performance measures have been met over the applicable performance period, generally three years. As a result, the payout under an LTIP award of performance-based restricted units is influenced not only by performance in the year in which the award is paid, but also by performance for the two prior years. In addition, the value received from restricted unit awards will be affected by any changes in the trading price of our common units during the period between the grant date and the payment date.

•

Unit Options. The LTIP currently permits the grant of options covering common units. No unit options have been granted since the inception of the LTIP in 2002. However, in the future, the Compensation Committee may determine to grant unit options under the LTIP to employees and directors, containing such terms as the committee shall determine.

•

Accounting and Tax Considerations. We account for the equity compensation expense of our general partner’s employees, including the NEOs, in accordance with generally accepted accounting principles, or GAAP, which requires us to estimate and record an expense for each equity award over the vesting period of the award. For performance-based restricted units that are paid out in the form of common units, the value of our common units on the date of grant is used for determining the expense, with an adjustment for the actual performance factors achieved. Thus, the expense for performance-based restricted units payable in units generally is not adjusted for changes in the trading price of our common units after the date of grant. The expense for unit options and stock-settled restricted units is recognized ratably over the vesting period. For cash compensation, the accounting rules require us to record it as an expense at the time the obligation is accrued. Because we are a partnership, and our general partner is a limited liability company, Code Section 162(m) does not apply to the compensation paid to our NEOs and, accordingly, our general partner’s Compensation Committee did not consider its impact in determining compensation levels for 2010. In deciding to grant long-term incentive awards of restricted units, rather than unit options, our general partner’s Compensation Committee did consider the tax implications to us.

•

Equity Grant Practices. Equity awards to employees are approved at meetings of our general partner’s Compensation Committee. In exigent circumstances, however, such awards may be approved by unanimous written consent of the Compensation Committee. The grant date of an equity award is the date of the Compensation Committee meeting at which such equity award is approved. The dates for the regular meetings of the Compensation Committee are established at least three years in advance. The Compensation Committee may, in its discretion, refrain from approving grants of equity awards to employees if the meeting at which such approval is to be considered occurs during a period in which management is in possession of material non-public information. Approval of such equity awards may be deferred to the next Committee meeting. No grants were deferred in 2010. When approving grants to employees, the Committee considers information or recommendations provided by the general partner’s Chief Executive Officer (except with respect to the Chief Executive Officer’s own grants).

•

Determination of the Amounts Awarded under the LTIP. In conjunction with the review and approval of other elements of each NEO’s compensation, the annual LTIP awards of restricted units for 2010 were reviewed and approved at the Compensation Committee’s January 2010 meeting and the grant date was the date of the meeting. As appropriate, the Compensation Committee may also review and approve specific LTIP awards to executive officers at other times during the year in connection with their hiring, or promotion. In determining the appropriate long-term value for each executive, the Compensation Committee reviews the level of responsibility and total compensation of each executive, and the competitive market data presented by the compensation consultant. The Compensation Committee approves the specific amounts granted to each employee. In general, the target number of restricted units granted to each executive officer under the LTIP is calculated by taking the product of such officer’s base salary and the applicable guideline percentage for that officer, and then dividing by the average daily closing market price of our common units during the last thirty (30) trading days prior to the meeting at which the LTIP grant will be approved. Under no circumstances may the aggregate number of units granted to a single executive exceed the maximum applicable limit(s) under the LTIP. When approving grants to executives, including the NEOs, the Compensation Committee considers information or recommendations provided by the Chief Executive Officer, except with respect to the Chief Executive Officer’s own grants. The Compensation Committee utilizes Towers Watson to assist in the evaluation of grant recommendations. For the LTIP grants made during 2010, the applicable guideline percentages for executive officers who were NEOs were as follows:

Name	Title	LTIP Guideline Percentage
Lynn L. Elsenhans	Chairman and Chief Executive Officer	Not Applicable
Michael J. Hennigan	President and Chief Operating Officer	150%
Brian P. MacDonald	Vice President and Chief Financial Officer	Not Applicable
David A. Justin	Vice President, Operations	85%
Scott W. McCord	Vice President, Lease Acquisitions	75%
Deborah M. Fretz	Former President and Chief Executive Officer	230%
Neal E. Murphy	Former Vice President and Chief Financial Officer	75%

The long-term incentive compensation is based upon the common units representing limited partnership interests in us. The expenses for LTIP equity awards are recognized ratably over the vesting period, and are accelerated for vesting at retirement eligibility dates. Ms. Elsenhans and Mr. MacDonald did not receive any LTIP grants during 2010. Ms. Fretz retired during the year, and her 2010 LTIP grants will vest and pay out in accordance with the retirement provisions of the LTIP. Upon the termination of his employment with our general partner, Mr. Murphy forfeited any and all unvested LTIP grants.

•

Determination of LTIP Award Payout. Certain restricted unit awards made under the LTIP are designed to provide long-term incentive compensation that is designed to payout only if certain pre-established, objective performance measures have been met over an applicable performance period as measured against peer companies. For 2010, the Compensation Committee has determined that eventual payout of the annual LTIP awards will depend upon our achievement of certain performance levels based on two equally weighted performance measures relative to peer companies: total unitholder return (including cash distributions plus appreciation in unit price) and growth in cash distributions to unitholders, both measured over a three-year performance cycle. Our peer companies consist of other publicly traded master limited partnerships having a business mix comparable to ours (the “LTIP Peer Group”).

For the 2010 fiscal year, the LTIP Peer Group consisted of the following companies: Boardwalk Pipeline Partners, L.P.; Buckeye Partners LP; Crosstex Energy LP; El Paso Pipeline Partners, L.P.; Enbridge Energy Partners LP; Energy Transfer Partners L.P.; Enterprise Products Partners LP;

Holly Energy Partners LP; Kinder Morgan Energy Partners LP; Magellan Midstream Partners LP; NuStar Energy LP; ONEOK Partners LP; Plains All American Pipeline LP; and Spectra Energy Partners LP. This LTIP Peer Group is reviewed annually with the assistance of Towers Watson. The performance period for the 2010 awards ends December 31, 2012. Actual payout may range from zero percent to 200 percent of the units granted to each recipient based on how our percentile ranking against our peer companies with respect to each of these two performance measures, and payment with respect to earned performance-based restricted units is made in common units no later than March 15 following the end of the performance period. The respective payout factor is zero for a ranking below the fortieth percentile on each performance measure. Maximum potential payout is achieved at a ranking at or above the ninetieth percentile on each performance measure. The following objective performance goals, assigned weights, and payout factors were approved by the Compensation Committee for the 2010 plan year:

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

As an additional incentive to promote the growth of cash distributions to our unitholders during the performance period, distribution equivalent rights were granted in tandem with the 2010 performance based restricted unit awards. At the end of the performance period, to the extent that the restricted units are paid out, these distribution equivalent rights entitle the grantee of the restricted units to receive an amount equal to the cumulative cash distributions that otherwise would have been paid over the performance period had the grantee been the holder of record of the number of our common units equal to the number of restricted units paid out. This amount may be taken in the form of cash or additional common units (fractional units are cashed out).

•

2010 Payout for 2008 LTIP Award Grants. The performance period for the performance-based restricted units awarded in January 2008 ended December 31, 2010, and the level of payout of these awards reflects our level of achievement of the performance measures over this three-year performance period. The performance measures for these awards were total unitholder return and growth in cash distributions to unitholders. See “Options Exercised and Stock Vested” for more details on these awards.

Unit Ownership Guidelines: Sunoco Partners LLC has established guidelines for the ownership of our common units, applicable to its directors, executives and certain key employees. Under these guidelines, the independent directors must own Partnership common units having a market value at all times equal to at least three times their average annual compensation from us (including retainers and fees). The other directors (including directors who are also employees of Sunoco, such as the Shared Executives, Ms. Fox, Ms. Archer and Mr. Zeleny) must own at least 1,000 of our common units. All directors are granted a five-year eligibility period to meet these unit ownership guidelines. For those NEOs other than the Shared Executives, the applicable unit ownership guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility, with such NEOs expected to own common units having a minimum value of two times their base salary. The general partner and the Compensation Committee believe that the ownership of our common units, as reflected in these guidelines, is an important means of tying the financial risks and rewards for our executives to our total unitholder return and better aligning the interests of such executives with those of our unitholders. Executive officers who have not yet met their respective guideline must accumulate our common units until such guideline is met. Except for sales of common units in settlement of tax obligations relating to the receipt and payment of LTIP awards, such persons are prohibited from disposing of any of our common units until the applicable ownership guideline has been attained. However, those individuals who have met or exceeded their applicable ownership guideline may dispose of our common units in a manner consistent with applicable law and our policy, but only to the extent that such individual’s remaining ownership of common units would continue to exceed the applicable ownership guideline.

Insider Trading (including Hedging) Policy: The employees of our general partner are subject to the Sunoco Partners LLC Insider Trading Policy which, among other things, prohibits such employees from entering into short sales, or purchasing, selling, or exercising any puts, calls, or similar derivative security instruments pertaining to our common units, all of which could incent an employee towards engaging in overly risky behavior for short-term gains. This prohibition does not extend to unit options that may be issued in accordance with the terms of our general partner’s LTIP.

Other Plans: Employees of the general partner and its affiliates, including the NEOs and the Shared Executives, also may participate in the following Sunoco benefit plans:

•

Retirement Plan is a qualified defined benefit plan, under which benefits are subject to Code limits for pay and amount. Under the Retirement Plan, executives hired before January 1, 1987 participate in a “final average pay” formula. Those executives hired on or after January 1, 1987 participate in a “cash balance” formula, which provides a benefit based on career pay rather than final average pay. Effective June 30, 2010, Sunoco froze pension benefits (including accrued and vested benefits) payable under this plan for all salaried employees, including the NEOs of our general partner who participate in this plan.

•	Pension Restoration Plan is a non-qualified, unfunded plan that provides retirement benefits that otherwise would be provided under the Retirement Plan, except for the Code limits.

•

Executive Retirement Plan is a non-qualified, unfunded plan that provides supplemental pension benefits to certain eligible NEOs over and above an NEO’s benefits under the Retirement Plan and the Pension Restoration Plan. Ms. Elsenhans and Mr. MacDonald participate in the Executive Retirement Plan as Sunoco employees. Mr. Justin is the only NEO eligible to participate in the Executive Retirement Plan who is an employee of our general partner. Benefits under this plan are offset by those provided under the Retirement Plan and the Pension Restoration Plan. Effective June 30, 2010, Sunoco froze the benefits (including accrued and vested benefits) otherwise payable under this plan.

•

Capital Accumulation Plan (“SunCAP”) is a broad-based 401(k) qualified defined contribution plan for Sunoco and its subsidiaries, such as our general partner. The SunCAP is designed for long-term investment, to assist employees in accumulating funds for retirement. Employees who elect to participate in the SunCAP may make contributions immediately. For employees having at least one year of service, we match the first five percent of base pay contributed, on a dollar-for-dollar basis. Effective July 1, 2010, for all employees, including NEOs who are affected by the pension freeze, we may make:

•	a discretionary profit sharing contribution of up to three percent of base pay for such employees who, on June 30, 2010, had at least one year of service; and

•

an additional discretionary profit sharing contribution of up to four percent of base pay for such employees who, on June 30, 2010, had at least 10 years of service plus completed years of age totaling at least 60.

This discretionary profit-sharing contribution was added to SunCAP to mitigate the impact of the pension benefits freeze described above. Participating employees choose how their contributions and our matching and profit sharing contributions are invested from among various funds (including a Sunoco stock equivalent fund) provided for investment. An employee who terminates employment may elect to take a lump-sum distribution from the plan.

•

Savings Restoration Plan is an excess 401(k) benefit plan available to employees of Sunoco and its subsidiaries, such as our general partner. It is non-qualified deferred compensation plan available to those SunCAP participants subject to compensation and/or contribution limitations under the Internal Revenue Code (“Code”). Participants may contribute amounts in excess of the applicable Code limits, up to five percent of base salary. The amounts of the company match for NEOs in 2010 under the Capital Accumulation Plan and the Savings Restoration Plan are included in the Summary Compensation Table on page 121 under “All Other Compensation” and are further described in the notes accompanying the table.

The present values of each NEO’s accumulated pension benefit, as of year-end 2010 are included in the Pension Benefits Table on page 130. More detailed descriptions of the Retirement Plan, the Pension Restoration Plan and Executive Retirement Plan are included in the narrative accompanying the table. Consistent with actions taken by employers in other industries, effective June 30, 2010, Sunoco froze pension benefits for all salaried employees, including NEOs, and many non-union employees. This includes any pension benefits that NEOs may have accrued and that are vested under the Executive Retirement Plan. Since the Partnership has no employees, we reimburse Sunoco for our allocated share of the Sunoco employee benefit plans. In addition to the freezing of retirement benefits, Sunoco phased out access to post-retirement medical benefits for employees who retire after July 1, 2010, which is the majority of future retirees.

Other Benefits: Employees of our general partner and its affiliates, including NEOs, participate in a variety of other benefits arrangements, including medical, dental, life insurance, disability, holidays and vacation. These benefits generally are provided on an enterprise-wide basis to employees of the general partner and its affiliates. Executive officers receive the same benefits at the same rates as other employees.

Perquisites: In 2010, certain NEOs also received a limited number of personal benefits, or “perquisites.” The dollar amount of the perquisites received by our NEOs is included in the Summary Compensation Table on page 121, under “All Other Compensation.”

Severance and Change-in-Control Benefits: An employee, including an NEO, is an employee at will. This means that our general partner may terminate an employee’s employment at any time, with or without notice, and with or without cause or reason. Upon certain terminations of employment and in the event of a change in control, certain benefits may be paid or provided to our NEOs.

•

Executive Involuntary Severance Plan provides certain severance benefits to the general partner’s executive officers and other key management personnel who are involuntarily terminated other than for just cause, death or disability. In recognition of their past service, the plan is intended to alleviate the financial hardship that may be experienced by certain employees whose employment is terminated. The amount or kind of benefit to be provided is based on the executive’s position and compensation at the time of termination. Depending upon salary level, NEOs would receive severance payments ranging from one to one and one-half times base salary plus their annual individual incentive guideline in effect on the termination date. Eligible executives under the Involuntary Severance Plan are entitled to medical coverage during the applicable severance period, at the same rate that such benefits are provided to active employees.

•

Special Executive Severance Plan provides severance benefits in case of termination (whether actual or constructive and other than for just cause, death or disability) occurring within two years after a change of control of the Partnership, as defined in the plan. The plan was adopted to retain key management personnel in the event of a major transaction or change in control, and to eliminate the uncertainty and questions that may arise among management with respect to such transaction, and that may result in the departure or distraction of key management personnel to our detriment and/or to the detriment of our general partner. Under such circumstances, the Board of Directors has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of key management personnel to their assigned duties without distraction and, hence, has adopted the plan. The Board of Directors believes that in the context of a change in control, potential acquirers otherwise may have an incentive to constructively terminate an executive’s employment to avoid paying severance, and it is therefore appropriate to provide severance benefits in this circumstance upon a constructive termination. Severance under this plan is payable in a lump sum, equal to two times annual compensation for NEOs other than the Shared Executives.

The Board of Directors believes that the potential severance payments provide an appropriate level of protection to executive officers for the critical period following a change in control at a reasonable cost to us. For these purposes, annual compensation consists of: (i) annual base salary in effect immediately prior to a change in control or immediately prior to the employment termination date, whichever is greater, plus (ii) the greater of the executive’s annual individual incentive guideline in effect immediately before the change in control or employment termination date, or the highest annual incentive awarded in any of the three years ending prior to the change in control, or any subsequent year ending before the employment termination date. Eligible executives under the Special Executive Severance Plan are entitled to medical, dental and life insurance coverage during the applicable severance period, at the same rate that such benefits are provided to active employees.

The Annual Incentive Plan provides that, upon a change in control, as defined in the plan, the participants will receive a pro rata portion of the annual incentive award based on the level of attainment of applicable performance targets at the time of the change in control. The Sunoco Partners LLC Long-Term Incentive Plan provides that, upon a change in control, as defined in the plan, all awards of restricted units or unit options automatically vest and become payable or exercisable, as the case may be. Performance-based restricted units that have been outstanding for more than one year will be paid out at the greater of the target amount, or an amount in line with our actual performance immediately prior to the change in control. Those performance-based restricted units that have been outstanding for one year or less will be paid out at the target amount.

Additional information regarding these plans can be found under “Other Potential Post-Employment Payments” starting on page 135.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table reflects the total compensation earned by each NEO in each of 2010, 2009 and 2008 (or such shorter period of time during which such individual served as an executive officer of the general partner):

Name and Principal Position	Year	Salary ($)		Stock Awards(1) ($)		Non-Equity Incentive Plan Compensation(2) ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)		All Other Compensation(4) ($)	Total ($)
L. L. Elsenhans(5)	2010	n/a		n/a		n/a		n/a		n/a	—
Chairman and Chief
Executive Officer

M.J. Hennigan	2010	296,051	(6)	338,304	(7)	312,883		433,897		22,688	1,403,823
President and Chief	2009	269,622	(6)	52,578		184,426	(8)	850,952		13,405	1,370,983
Operating Officer

B. P. MacDonald(5)	2010	n/a		n/a		n/a		n/a		n/a	—
Vice President and Chief
Financial Officer

D. A. Justin	2010	278,493		397,368		117,928		294,458		20,373	1,108,620
Vice President,	2009	271,700		413,766		131,435		609,375		12,993	1,439,269
Operations	2008	262,500		422,149		232,706		204,955		13,829	1,136,139

S. W. McCord	2010	247,025		945,216		92,980		187,718		20,938	1,493,877
Vice President,
Lease Acquisitions

D. M. Fretz	2010	259,877	(9)	1,753,146		198,692	(10)	—	(11)	114,297	2,326,012
Former President and	2009	515,000		1,985,105		412,000		545,996		24,349	3,482,450
Chief Executive Officer	2008	500,000		2,205,898		788,000		1,215,056		41,036	4,749,990

N. E. Murphy	2010	90,594	(12)	—		—		33,836		1,024,078	1,148,508
Former Vice President and	2009	306,400		477,964		148,221		67,556		13,088	1,013,229
Chief Financial Officer	2008	297,440		354,928		263,681		45,433		11,682	973,164

NOTES TO TABLE:

(1)

The amounts shown in this column reflect the aggregate grant date fair value of performance-based restricted unit awards under the LTIP, approved by the Compensation Committee at its regularly scheduled meetings in July 2010, January 2010, July 2009, January 2009 and January 2008, computed in accordance with current accounting guidance. See Note 13 to our consolidated financial statements for fiscal 2010, for additional detail regarding assumptions underlying the value of these equity awards.

(2)

The amounts shown in this column reflect annual incentive amounts earned under the Annual Incentive Plan, for performance during 2010, 2009 and 2008, which were payable on or before March 14, 2011, March 12, 2010, and March 13, 2009, respectively. The 2010 annual incentive amounts were earned at 94 percent of target.

(3)

The amounts shown in this column reflect the change in pension value between December 31, 2010 and December 31, 2009, December 31, 2009 and December 31, 2008, and December 31, 2008 and December 31, 2007, respectively. NEOs did not have any above-market or preferential payments on deferred compensation during 2010, 2009, or 2008. Certain NEOs have deferred amounts under the Savings Restoration Plan. The earnings received from participation in this plan are the same as dividends earned on Sunoco common stock (in the case of the Sunoco stock-related funds), and/or are based on the gains/losses of certain mutual funds, which are calculated in the same manner and at the same rate of earnings as for all other employees invested in those funds in the SunCAP.
(4)	The table below shows the components of this column for 2010, 2009 and 2008:

Name	Year	Company Contribution Under Defined Contribution Plan(a) ($)	Cost of BasicLife Insurance(b) ($)	Financial Counseling(c) ($)	Perquisites >$10,000 ($)	Amounts Paid in Connection with Termination of Employment ($)	Total ($)
L. L. Elsenhans	2010	n/a	n/a	n/a	n/a	—	n/a

M. J. Hennigan	2010	19,606	932	2,150	—	—	22,688
	2009	12,250	1,155	—	—	—	13,405

B. P. MacDonald	2010	n/a	n/a	n/a	n/a	—	n/a

D. A. Justin	2010	19,802	571	—	—	—	20,373
	2009	12,250	743	—	—	—	12,993
	2008	13,111	718	—	—	—	13,829

S. W. McCord	2010	20,431	507	—	—	—	20,938

D. M. Fretz(d)	2010	12,250	533	—	—	101,514	114,297
	2009	12,250	1,409	—	10,690	—	24,349
	2008	24,977	1,368	—	14,691	—	41,036

N. E. Murphy(e)	2010	4,530	186	—	—	1,019,362	1,024,078
	2009	12,250	838	—	—	—	13,088
	2008	10,868	814	—	—	—	11,682

(a)

Our general partner is a participating employer in both the SunCAP and the Savings Restoration Plan, which permits participants to continue to receive matching contributions after exceeding applicable Code limits allowed under the SunCAP.

(b)

Basic life insurance coverage is provided to employees of our general partner, including the NEOs. The coverage/premium amount is one times base salary, at a monthly rate of $0.171 for each $1,000 of base salary.

(c)

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

(d)

For Ms. Fretz, the amount shown for perquisites in 2009, and 2008 includes: (1) an allowance for parking and (2) reimbursements for certain fees and dues relating to business club memberships. Our general partner provided Ms. Fretz with tax gross-ups for business club memberships. Ms. Fretz retired on July 1, 2010. The amounts shown in the column captioned “Amounts Paid in Connection with Termination of Employment” represent cash payment of vacation benefits, accrued through her July 1, 2010 retirement date, of $101,514.

(e)

For Mr. Murphy, the amounts shown in the column captioned “Amounts Paid in Connection with Termination of Employment” represent cash severance benefits payable to Mr. Murphy under the Sunoco Partners LLC Executive Involuntary Severance Plan, following his departure on April 16, 2010, consisting of:

•	78 weeks’ worth of annual base salary, increased by the portion of applicable target annual incentive amount, payable in monthly installments;

•	vacation benefits accrued through his employment termination date ($36,238); and

•	a lump sum payment of $300,000, representing additional severance benefit pursuant to an April 7, 2010 severance letter agreement between Mr. Murphy and our general partner.

(5)

Ms. Elsenhans and Mr. MacDonald are each directors of our general partner, but did not receive separate compensation for their services to us in 2010. They also did not receive compensation for the services they provided as officers of our general partner in 2010. They are employees of Sunoco, and the Compensation Committee of Sunoco’s Board of Directors sets the components of their compensation, including salary and annual incentive. We have no control over Sunoco’s compensation determination process. Please refer to Sunoco’s 2011 Annual Meeting Proxy Statement for information on the compensation of Ms. Elsenhans and Mr. MacDonald during 2010.

(6)

Mr. Hennigan began his employment with our general partner on May 15, 2009. Prior to that, he was a senior executive at Sunoco. His base salary is equivalent to his prior base salary from Sunoco. Pursuant to an agreement between Sunoco and us, we paid a portion of Mr. Hennigan’s base salary during 2009 and 2010. The figure in this column for 2009 represents the portion of his salary earned and allocated to us in 2009. Sunoco reimbursed us for that portion of Mr. Hennigan’s base salary in excess of this amount, pro-rated for 2009 (for a total reimbursement of $98,707). The figure in this column for 2010 represents the portion of his salary earned and allocated to us in 2010. Sunoco reimbursed us $157,932 for that portion of Mr. Hennigan’s base salary in excess of this amount.

(7)

Pursuant to an agreement between Sunoco and us, Sunoco will reimburse us a variable amount, not to exceed an aggregate of $375,000, with respect to the compensation expense associated with the 2010 grant of performance-based restricted units to Mr. Hennigan. During 2010, Sunoco reimbursed us $125,000 in connection with Mr. Hennigan’s 2010 perform based restricted units.

(8)	The award amount granted to Mr. Hennigan under the Annual Incentive Plan was pro-rated to reflect Mr. Hennigan’s initiation of employment with our general partner on May 15, 2009.
(9)	This figure represents the portion of the 2010 salary paid to Ms. Fretz, prior to the date of her retirement.
(10)

This figure represents the 2010 annual incentive amount earned by Ms. Fretz, pro-rated at 50%, on account of her retirement, in accordance with the provisions of the Annual Incentive Plan. The 2010 annual incentive paid out at 94 percent of target.

(11)

The applicable disclosure rules require that, if the aggregate change in pension value for an executive is a negative number (i.e., a decrease from the previous year end), this is to be reported as “0” in the Summary Compensation Table. The aggregate decrease in the present value of accumulated pension benefit for Ms. Fretz during the period from December 31, 2009 to December 31, 2010 was $30,480.

(12)

This figure represents the portion of the 2010 salary paid to Mr. Murphy, prior to the date of his termination of employment on April 16, 2010. In connection with his termination of employment, Mr. Murphy forfeited his 2010 annual incentive in accordance with the provisions of the Annual Incentive Plan.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the grant of plan-based awards to NEOs in 2010:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant date fair value of stock and option awards(3) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
L. L. Elsenhans(4)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a		n/a
Chairman and Chief Executive Officer

M.J. Hennigan	01-26-2010	—	332,500	665,000	—	9,415	18,830			712,763
President and Chief Operating Officer	01-26-2010							7,846	(5)	551,574

B. P. MacDonald(4)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a		n/a
Vice President and Chief Financial Officer

D. A. Justin	07-27-2010							3,699	(6)	285,156
Vice President, Operations	01-26-2010	—	125,322	250,644	—	3,277	6,554			248,085

S. W. McCord	01-26-2010	—	98,810	197,620	—	2,907	5,814			220,074
Vice President, Lease Acquisition	01-26-2010							7,846	(7)	551,574

D. M. Fretz(8)	01-26-2010	—	422,300	866,600	—	15,691	31,382	—		1,187,887
Former President and Chief Executive Officer

N.E. Murphy(9)	—	—	—	—	—	—	—	—		—
Former Vice President and Chief Financial Officer

NOTES TO TABLE:

(1)

This reflects a target and maximum annual incentive award amounts granted under our general partner’s Annual Incentive Plan for each NEO equal to the target percentages set forth above in the section entitled “Elements of Compensation—Annual Incentive Awards—2010 Annual Incentive Payout Amount.” The maximum reflects that the NEO may receive up to 200% of the target annual incentive award amount. The annual incentive is paid out in cash, and amounts earned for performance during the 2010 year will be paid out no later than March 14, 2011.

(2)

The 2010 annual grants performance-based restricted units were awarded under the LTIP on January 26, 2010. These performance-based restricted units were granted with tandem distribution equivalent rights. Actual payout of these awards will depend upon our achievement of certain specified performance levels, ranked against our LTIP Peer Group, based upon weighted annual objectives for total unitholder return and growth cash distributions to unitholders. The portion of each award that may be earned during the performance period (which runs from January 1, 2010 to December 31, 2012) ranges from a threshold value of zero, to a target value equal to 100 percent of the award, and a maximum value of 200 percent of the award. Payment of amounts earned will occur following the end of the performance period, assuming continued employment with the general partner at such time. See

“Other Post-Employment Payments” for a discussion of the treatment of these awards under certain termination events or in the event of a change in control.
(3)	Reflects the grant date fair value of the performance-based restricted unit awards granted under the LTIP during fiscal 2010, computed in accordance with current accounting guidance.
(4)	During 2010, Ms. Elsenhans and Mr. MacDonald did not participate in our general partner’s incentive plans.
(5)

Time-vested award to Mr. Hennigan, under our general partner’s LTIP, of 7,846 retention-based restricted units. Vesting and payout of these units will occur in three installments, conditioned only upon Mr. Hennigan’s continued employment through the end of the restriction period applicable to each installment, as follows:

•	at December 31, 2012, one quarter (25%) of the restricted units in this award (1,962 units) will vest and become payable in the form of common units (one-for-one conversion);

•	at December 31, 2013, one quarter (25%) of the restricted units in this award (1,962 units) will vest and become payable in the form of common units (one-for-one conversion); and

•	at December 31, 2014, one half (50%) of the restricted units in this award (3,922 units) will vest and become payable in the form of common units (one-for-one conversion).

(6)

Time-vested award to Mr. Justin, under our general partner’s LTIP, of 3,699 retention-based restricted units. Vesting and payout of these units is conditioned only upon Mr. Justin’s continued employment through the restriction period that ends on June 30, 2013.

(7)

Time-vested award to Mr. McCord, under our general partner’s LTIP, of 7,846 retention-based restricted units. Vesting and payout of these units in the form of common units (one-for-one conversion), will occur in three installments, conditioned upon Mr. McCord’s continued employment through the end of the restriction period that ends on December 31, 2011. Mr. McCord retired as of January 1, 2011.

(8)

Ms. Fretz retirement was effective July 1, 2010. However, under the terms of the grant agreement for her January 26, 2010 performance-based award, the restricted units subject to this award will continue to vest, and pay out in the form of common units (one-for-one conversion), as though Ms. Fretz had continued in the employment of our general partner through the end of the applicable restriction period on December 31, 2012. In accordance with the provisions of the Annual Incentive Plan, the 2010 annual incentive amount actually earned by Ms. Fretz was pro-rated at 50%, on account of her retirement, which was effective July 1, 2010.

(9)

Effective April 16, 2010, Mr. Murphy’s employment terminated, and all of his then-outstanding restricted units were forfeited at that time. In connection with his termination of employment, Mr. Murphy forfeited his 2010 annual incentive, in accordance with the provisions of the Annual Incentive Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the unvested and outstanding equity awards to each current NEO as of December 31, 2010:

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(2) (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
L. L. Elsenhans(3)	n/a		n/a	n/a		n/a
Chairman and Chief Executive Officer

M.J. Hennigan	7,846	(4)	655,847
President and Chief				9,415	(5)	787,000
Operating Officer				4,719	(6)	394,461

B. P. MacDonald(3)	n/a		n/a	n/a		n/a
Vice President and Chief
Financial Officer

D. A. Justin	3,699	(7)	309,199
Vice President,				3,277	(5)	273,924
Operations				5,089	(6)	425,390

S. W. McCord	7,846	(8)	655,847	2,907	(5)	242,996
Vice President, Lease Acquisitions				4,232	(6)	353,753

D. M. Fretz(9)	—		—	15,691	(5)	1,311,611
Former President and Chief Executive Officer				23,414	(6)	1,957,176

N.E. Murphy(10)	—		—	—		—
Former Vice President and Chief Financial Officer

NOTES TO TABLE:

(1)

The market value or payout value of the unearned restricted units assumes a payout at the target of 100%, and is equal to the closing price of our common units on December 31, 2010 of $83.59, multiplied by the number of restricted units outstanding. The amounts shown in this column do not include amounts for related distribution equivalents that could be included in the payout.

(2)

Actual payout of these performance-based awards of restricted units under the LTIP will depend upon our achievement of certain specified performance levels, ranked against our LTIP Peer Group, based upon total unitholder return and growth in cash distributions to unitholders. The portion of each award that may be earned during the performance period ranges from a threshold value of zero, to a target value equal to 100% of the award, and a maximum value of 200% of the award. Payment of any amounts earned will occur following such period, assuming continued employment with the general partner at such time. At the end of the performance period, to the extent that the performance-based restricted units are paid out, each holder of performance-based restricted units also will receive an amount equal to the cumulative cash distributions that would have been paid over the performance period had he or she been the holder of record of a number of our common units, equal to the number of the performance-based restricted units, if any, paid out. See “Other Post-Employment Payments” for a discussion of the treatment of these awards under certain termination events, or in the event of a change in control.

(3)	At December 31, 2010, Ms. Elsenhans and Mr. MacDonald had no outstanding equity awards from us.
(4)

Time-vested award to Mr. Hennigan, under our general partner’s LTIP, of 7,846 retention-based restricted units. Vesting and payout of these units will occur in three installments, conditioned only upon Mr. Hennigan’s continued employment through the end of the restriction period applicable to each installment, as follows:

•	at December 31, 2012, one quarter (25%) of the restricted units in this award (1,962 units) will vest and become payable in the form of common units (one-for-one conversion);

•	at December 31, 2013, one quarter (25%) of the restricted units in this award (1,962 units) will vest and become payable in the form of common units (one-for-one conversion); and

•	at December 31, 2014, one half (50%) of the restricted units in this award (3,922 units) will vest and become payable in the form of common units (one-for-one conversion).

(5)	Reflects performance-based restricted units awarded January 26, 2010, with a performance period ending on December 31, 2012.
(6)	Reflects performance-based restricted units awarded in 2009, with a performance period ending on December 31, 2011.
(7)

Time-vested award to Mr. Justin, under our general partner’s LTIP, of 3,699 retention-based restricted units. Vesting and payout of these units is conditioned only upon Mr. Justin’s continued employment through the restriction period that ends on June 30, 2013.

(8)

Time-vested award to Mr. McCord, under our general partner’s LTIP, of 7,846 retention-based restricted units. Vesting and payout of these units in the form of common units (one-for-one conversion), will occur in three installments, conditioned upon Mr. McCord’s continued employment through the end of the restriction period that ends on December 31, 2011. Mr. McCord retired as of January 1, 2011.

(9)

Ms. Fretz’ retirement was effective July 1, 2010. However, under the terms of the grant agreements for her January 26, 2010 performance-based award, and her January 28, 2009 performance-based award, the restricted units subject to these awards will continue to vest, and pay out in the form of common units (one-for-one conversion), as though Ms. Fretz had continued in the employment of our general partner through the end of the applicable restriction periods on December 31, 2012 and December 31, 2011, respectively.

(10)	Effective April 16, 2010, Mr. Murphy’s employment terminated, and all of his then-outstanding and unvested equity awards were forfeited at that time.

OPTION EXERCISES AND STOCK VESTED

The following table provides information concerning the vesting in 2010 of certain restricted units, previously awarded under the LTIP to the NEOs:

Name	Stock Awards
	Number of Shares Acquired on Vesting(1) (#)		Value Realized on Vesting(2) ($)
L.L. Elsenhans(3)	n/a		n/a
Chairman and Chief Executive Officer
M.J. Hennigan(3)	n/a		n/a
President and Chief Operating Officer
B. P. MacDonald(3)	n/a		n/a
Vice President and Chief Financial Officer
D. A. Justin	8,906		744,453
Vice President, Operations
S. W. McCord	7,004		585,464
Vice President, Lease Acquisitions	11,707	(4)	978,588
	8,563	(5)	611,998
D. M. Fretz	45,900		3,836,781
Former President and Chief Executive Officer
N.E. Murphy(6)	—		—
Former Vice President and Chief Financial Officer

NOTES TO TABLE:

(1)

Except as otherwise noted, the amounts shown in this column reflect the number of performance-based restricted unit awards granted on January 23, 2008 under the LTIP that were vested in 2010 based on our level of attainment of certain performance goals over the three-year performance period running from January 1, 2008 through December 31, 2010. The number of units shown in the table reflects a payout percentage of 200%, based on the actual level of achievement of the specified performance goals (i.e., annual objectives for growth in operating cash flow per common unit and total unitholder return ranked against peers) during the performance period.

(2)

The value realized on vesting was determined by multiplying: (i) the product of the target number of such restricted units and the applicable performance factor (200%) determined at the end of the performance period; by (ii) the closing market price of our common units on the vesting date ($83.59). The performance measures for these awards were growth in cash distributions to unitholders, and total unitholder return during the performance period. Amounts shown in this column do not include the following amounts paid out in respect of the earned cumulative distribution equivalents on the restricted units:

Name	Grant Date	Value of Cumulative Distribution Equivalents Realized Upon Vesting ($)
D. A. Justin	01-23-2008	112,216
S. W. McCord	01-28-2009	103,197
	01-23-2008	88,250
	04-20-2007	106,973
D. M. Fretz	01-23-2008	578,340

(3)	Ms. Elsenhans and Messrs. Hennigan and MacDonald had no LTIP awards that vested during fiscal 2010.
(4)	Reflects the grant on January 28, 2009 of 11,707 time-vested restricted units to Mr. McCord, pursuant to the LTIP. The vesting and payout in the form of common units (one-for-one conversion) was dependent only upon Mr. McCord’s continued employment with our general partner through the expiration of the restriction period on December 31, 2010.
(5)

Reflects the grant on April 20, 2007 of 8,563 time-vested restricted units to Mr. McCord, pursuant to the LTIP. The vesting and payout in the form of common units (one-for-one conversion) was dependent only upon Mr. McCord’s continued employment with our general partner through the expiration of the restriction period on April 20, 2010.

(6)	Effective April 16, 2010, Mr. Murphy’s employment terminated, and all of his then-outstanding and unvested equity awards were forfeited at that time.

PENSION BENEFITS

Our general partner is a participating employer in certain Sunoco pension and retirement plans, and our NEOs are eligible to participate in such plans. Benefits under these plans are calculated based on cash compensation including both base pay and annual incentives. The table below shows the estimated annual retirement benefits payable to a covered executive based upon the final average pay formulas of the Sunoco, Inc. Retirement Plan (the “SCIRP”), the Sunoco, Inc. Pension Restoration Plan, and the Sunoco, Inc. Executive Retirement Plan (the “SERP”). Executives who participate in these plans may elect to receive their accrued benefits in the form of either a lump sum or an annuity. The estimates shown in the table below assume that benefits are received in the form of a single lump sum at retirement. These estimates do not take into account potential future increases in base salary, or future annual incentives that may be paid. Effective June 30, 2010, Sunoco froze pension benefits for all salaried and many non-union employees. This freeze also applies to the NEOs. Ms. Elsenhans and Mr. MacDonald particpate in these plans as employees of Sunoco. Since we do not reimburse Sunoco for their pension benefits, which are instead paid for by Sunoco, we have not provided any disclosure with regard to the potential retirement benefits for Ms. Elsenhans and Mr. MacDonald. Information on the potential retirement benefits earned by Ms. Elsenhans and Mr. MacDonald under the SCIRP, the Pension Restoration Plan and/or the SERP, is disclosed in Sunoco, Inc.’s 2011 Annual Meeting Proxy Statement.

Name	Plan	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefit(2) ($)	Payments During Last Fiscal Year ($)
L. L. Elsenhans(3)	SCIRP (Qualified)	n/a	n/a	n/a
Chairman and Chief Executive Officer	Pension Restoration	n/a	n/a	n/a
	SERP	n/a	n/a	n/a

M.J. Hennigan	SCIRP (Qualified)	29.26	967,300	—
President and Chief Operating Officer	Pension Restoration	29.26	1,983,780	—
	SERP	29.26	—	—

B. P. MacDonald(3)	SCIRP (Qualified)	n/a	n/a	n/a
Vice President and Chief Financial Officer	Pension Restoration	n/a	n/a	n/a
	SERP	n/a	n/a	n/a

D. A. Justin	SCIRP (Qualified)	24.75	560,558	—
Vice President, Operations	Pension Restoration	24.75	171,394	—
	SERP	24.75	1,609,149	—

S. W. McCord	SCIRP (Qualified)	30.52	1,402,755	—
Vice President, Lease Acquisitions	Pension Restoration	30.52	959,919	—
	SERP	30.52	—	—

D. M. Fretz(4)	SCIRP (Qualified)	33.34	—	1,450,791
Former President and Chief Executive Officer	Pension Restoration	33.34	2,932,607	3,135,558
	SERP	33.34	—	—

N. E. Murphy(5)	SCIRP (Qualified)	2.98	—	94,005
Former Vice President and Chief Financial Officer	Pension Restoration	2.98	—	68,876
	SERP	2.98	—	—

NOTES TO TABLE:

(1)	Credited years of service reflect actual service with the general partner, including years of service credited with Sunoco, Inc., prior to the Partnership’s IPO in February 2002.
(2)

An actuarial present value of the benefits is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested as of December 31, 2010 at a discount rate of 4.95%, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. Estimated future payments are assumed to be in the form of a single lump sum payment at retirement determined using interest rate and mortality table assumptions applicable under current IRS regulations for qualified pension plans. The conversion interest rate[s] assumed for lump sum payments are based on three segment rates under the Pension Protection Act of 2006 and the lump sum mortality table is derived from IRS regulations. In addition, the value of the lump sum payment includes the estimated value of the 50% postretirement death benefit payable to the spouse of a retired participant under the SERP and Final Average Pay formula benefits described below, if married. It is assumed that 90% of all male members are married and 60% of females are married, with wives assumed to be 3 years younger than husbands. The assumed retirement age for each executive is the earliest age at which the executive could retire without any benefit reduction due to age. For NEOs, the assumed retirement age is 60 (i.e., the earliest age at which the executive could retire without any benefit reduction due to age), or actual age, if older than 60. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age, final service, future compensation levels, interest rate movements and regulatory changes.

(3)

We do not reimburse Sunoco for the cost of pension benefits for Ms. Elsenhans and Mr. MacDonald. Their retirement benefits are paid for entirely by Sunoco. Data for Ms. Elsenhans and Mr. MacDonald are reported in Sunoco, Inc.’s 2011 Annual Meeting Proxy Statement.

(4)

Ms. Fretz retired on July 1, 2010. In August 2010, she received accrued qualified pension benefits of $1,450,791, payable under the SCIRP. She also received a portion of her accrued non-qualified pension benefits (earned before January 1, 2005), totaling $3,135,558 under the Pension Restoration Plan, paid August 6, 2010. In accordance with Code Section 409A, the remaining portion of her accrued non-qualified pension benefits (earned after January 1, 2005) totaling $2,932,607 under the Pension Restoration Plan were paid out on January 7, 2011, six months after her employment ended.

(5)

Mr. Murphy’s employment with our general partner terminated as of April 16, 2010. In August 2010, he received accrued qualified pension benefits of $94,005, payable under the SCIRP. In accordance with Code Section 409A, his accrued non-qualified pension benefits (all earned after January 1, 2005) totaling $68,876 under the Pension Restoration Plan were paid out on November 12, 2010, six months after his employment ended.

The Sunoco, Inc. Retirement Plan

The SCIRP is a qualified defined benefit retirement plan that covers most salaried and many hourly employees, including the NEOs. The SCIRP provides for normal retirement at age 65. The plan includes two benefit formulas:

(1)	Final Average Pay formula

•

The benefit equals 1- 2/3 percent of Final Average Pay (the average earnings during the 36 consecutive months of highest earnings in the last ten years prior to retirement) multiplied by the credited service up to 30 years, plus  3/4 percent of Final Average Pay multiplied by the credited service over 30 years.

•	The benefit is then reduced by an amount equal to 1- 2/3 percent of the estimated Social Security Primary Insurance amount multiplied by the credited years of service up to a maximum of 30 years.

•	The benefit is further reduced by 5/12 percent for each month that retirement precedes age 60 (down to age 55), with the early retirement benefit at age 55 being 75 percent of the unreduced benefit.

(2)	Career Pay (cash balance) formula

•	The retirement benefit is expressed as an account balance, comprised of pay credits and indexing adjustments.

•	Pay credits equal seven percent of pay for the year up to the Social Security (FICA) Wage Base, ($106,800 in 2010) plus 12 percent of pay that exceeds the Wage Base for the year.

•

The indexing adjustment equals the account balance at the end of each month multiplied by the monthly change in the All-Urban Consumer Price Index, plus 0.17 percent. However, if in any month the adjustment would be negative, the adjustment would be zero for such month.

For employees, including NEOs, hired before January 1, 1987 (Ms. Fretz and Messrs. Hennigan and McCord), the benefits under SCIRP are the greater of the Final Average Pay or Career Pay formula benefits. An employee may retire at the Normal Retirement Age of 65 regardless of years of service with Sunoco, or may retire as early as age 55 with 10 years of service. All employees hired before January 1, 1987 are 100 percent vested in their benefits. For employees, including NEOs, hired on or after January 1, 1987 (Ms. Elsenhans and Messrs. MacDonald and Justin), retirement benefits are calculated under the Career Pay formula only. An employee may retire at the Normal Retirement Age of 65, or may retire as early as age 55 with 10 years of service. An employee hired before January 1, 2008 is 40 percent vested in his or her benefit after completing two years of eligible service, and 100 percent vested after completing three years of eligible service. Employees hired on or after January 1, 2008 are 100 percent vested after three years of eligible service.

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

The SCIRP is subject to qualified plan Code limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits, under the plan. For 2009—2011, the limit on the compensation that may be used was $245,000. The limit on annual benefits payable for an employee retiring in 2010 was $195,000. Benefits in excess of those permitted under the statutory limits are paid from the Pension Restoration Plan, described below.

The amounts presented in the table above are actuarial present values based on accrued annual benefits, using pay and service through December 31, 2010. If the benefit is paid in a lump sum, the actual amount distributed would vary depending on the actual interest rate and the mortality assumptions used to calculate the distribution at the time of retirement. The mortality table and interest rates to be used in determining a lump sum have changed beginning in 2008 under the Pension Protection Act of 2006, or PPA. Under the PPA, the method for computing the lump sum interest rate is being phased in 20 percent annually through 2012. The effect of this change is expected to reduce lump sum amounts in the future. The estimated amounts above do not take into account future credited service, potential future changes in base salary, the annual guideline incentive opportunity, or future annual incentives that may be paid as a result of Company performance.

Sunoco, Inc. Pension Restoration Plan

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

Sunoco, Inc. Executive Retirement Plan

The SERP is a non-qualified defined benefit plan that may cover certain executive employees, including the NEOs. The SERP may provide pension benefits over and above an NEO’s benefits under SCIRP and the Pension Restoration Plan. All SERP benefits are offset by the SCIRP and the Pension Restoration Plan benefits. NEOs hired before 1987 (Ms. Fretz and Messrs. Hennigan and McCord) generally will not receive a SERP benefit at retirement, since their SCIRP and Pension Restoration Plan benefits at retirement will equal or exceed their SERP benefits. An NEO must be at least 55 years old with five years of qualifying executive service, to be eligible for a SERP retirement benefit.

Ms. Elsenhans and Messrs. Hennigan, Justin and MacDonald may be eligible to participate in this program. The SERP benefit (before offset by the SCIRP and Pension Restoration Plan benefits) equals the highest benefit resulting from three calculations:

(1)	SCIRP Final Average Pay formula (described on page 137).

(2)	Minimum Benefit formula

•	The benefit equals 3- 1/3 percent of Final Average Pay multiplied by credited service up to 12 years, with the maximum benefit under this formula equal to 40 percent of Final Average Pay.

•

The minimum benefit is reduced by  5/12 percent for each month that retirement precedes age 60 (down to age 55), with the early retirement benefit at age 55 being 75 percent of the unreduced minimum benefit.

•	The minimum benefit is offset by the value of benefits paid by any prior employer’s qualified and non-qualified retirement plans.

(3)	Executive Service formula

•	The benefit equals 2- 1/4 percent of Final Average Pay multiplied by length of executive service, with the maximum benefit under this formula equal to 50 percent of final average pay.

•

The executive service benefit is reduced by  5/12 percent for each month that retirement precedes age 62 (down to age 55), with the early retirement benefit at age 55 being 65 percent of the unreduced executive service benefit. There is no reduction when payments start at age 62 or later.

•

Executive service means service with our general partner while the participant was an executive level employee. In the case of principal officers who become participants after December 31, 2002, executive service includes only service while a principal officer.

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

NONQUALIFIED DEFERRED COMPENSATION

The following table includes deferred compensation provided to the NEOs in 2010, under the Sunoco, Inc. Savings Restoration Plan (“Savings Restoration Plan”), a nonqualified plan made available to employees who participate in the SunCAP (Sunoco’s 401(k) plan) and who may be subject to Code limits on compensation and/or contributions. Under the Savings Restoration Plan, the participant may contribute to an account in excess of the applicable limits. The executive’s contributions and our general partner’s matching contributions are credited to the extent they would be credited under the SunCAP. Ms. Elsenhans and Mr. MacDonald participate in the savings Restoration Plan and in the SunCAP as employees of Sunoco. Since we do not make any matching contributions to either plan on their behalf, nor do we reimburse Sunoco for any other expense relating to their participation in these plans, we have not provided any disclosure with regard to the participation of Ms. Elsenhans and Mr. MacDonald in the Savings Restoration Plan and/or SunCAP. Such disclosure is contained in Sunoco, Inc.’s 2011 Annual Meeting Proxy Statement.

The investment funds available under the Savings Restoration Plan are the same as those available to all employees participating in the SunCAP and the executive receives earnings, depending on the fund the contributions are allocated to, which are calculated in the same matter and at the same rate of earnings as for all other employees invested in those funds in the SunCAP. The following table also includes any remaining balances that each NEO has accrued under the annual financial planning allowance that was discontinued beginning on January 1, 2007. NEOs are allowed to use remaining balances accrued prior to 2005, if any.

Name	Source	Executive Contributions in 2010 ($)	Registrant Contributions in 2010(1) ($)	Aggregate Earnings in 2010(2) ($)	Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at December 31, 2010 ($)
L. L. Elsenhans(3)	Savings Restoration Plan	n/a	n/a	n/a	n/a		n/a
Chairman and
Chief Executive Officer

M. J. Hennigan	Savings Restoration Plan	10,449	10,449	16,527	—		112,643
President and	Financial Counseling(4)	—	—	—	2,150		2,350
Chief Operating Officer

B. P. MacDonald(3)	Savings Restoration Plan	n/a	n/a	n/a	n/a		n/a
Vice President and
Chief Financial Officer

D. A. Justin	Savings Restoration Plan	1,675	1,675	301	—		13,695
Vice President,	Financial Counseling(4)	—	—	—	—		3,000
Operations

S. W. McCord	Savings Restoration Plan	—	—	425	—		1,176
Vice President,
Lease Acquisitions

D. M. Fretz	Savings Restoration Plan	744	744	11,447	214,509	(5)	126,185
Former President and
Chief Executive Officer

N.E. Murphy	Savings Restoration Plan	—	—	1,505	17,736	(6)	—
Former Vice President and
Chief Financial Officer

NOTES TO TABLE:

(1)

These amounts represent our general partner’s match under the Sunoco, Inc. Savings Restoration Plan (described above), and which are also included in the Summary Compensation Table in the “All Other Compensation” column for this fiscal year.

(2)

These amounts reflect the net gains (losses) attributable to the investment funds in which the NEOs are deemed to have chosen to invest their contributions and our general partner’s matching contributions under the Savings Restoration Plan, which are based on how their contributions under SunCAP are invested.

(3)	Data for Ms. Elsenhans and Mr. MacDonald are reported in Sunoco, Inc.’s 2011 Annual Meeting Proxy Statement.
(4)

Although the financial counseling allowances were discontinued effective January 1, 2007, the NEOs may use any remaining amounts that were accrued prior to 2005, until the balance has been depleted. This amount reflects the aggregate remaining balance.

(5)	This amount reflects the distribution payable to Ms. Fretz subsequent to her retirement in July 2010 and paid in accordance IRC Section 409A prior to December 31, 2010.
(6)	This amount reflects the distribution payable to Mr. Murphy, subsequent to his termination of employment on April 16, 2010 and paid in accordance IRC Section 409A prior to December 31, 2010.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS

Certain plans, described below, provide for payments of benefits to the NEOs in connection with termination, or separation from employment, retirement, or a change in control of our general partner, or in some cases, Sunoco. The actual amounts paid can be determined only at the time of such NEO’s separation from employment with our general partner. The following describes the benefits that the NEOs would receive if such an event occurred. As employees of Sunoco, Ms. Elsenhans and Mr. MacDonald participate in Sunoco’s corresponding severance and termination plans. To the extent that they participate in such Sunoco plans, they are not eligible to participate in, or to receive benefits from, our general partner’s Special Executive Severance plan, or Executive Involuntary Termination plan. Since we do not reimburse Sunoco for any expense relating to the participation of Ms. Elsenhans and Mr. MacDonald in these Sunoco plans, and since they are not currently eligible to participate in our corresponding plans, we have not provided any disclosure with regard to potential benefits payable to Ms. Elsenhans and Mr. MacDonald under the general partner’s Special Executive Severance Plan, or Executive Involuntary Termination plan. Disclosure regarding the participation by, and benefits payable to, Ms. Elsenhans and Mr. MacDonald is contained in Sunoco, Inc.’s 2011 Annual Meeting Proxy Statement. Ms. Fretz retired in July 2010 and Mr. Murphy’s employment with our general partner was terminated in April 2010. The amounts paid to them with respect to their retirement and termination of employment, respectively, can be found in the Summary Compensation Table on page 121.

Retirement: The benefits paid to the NEOs upon retirement are described above, on pages 130 to 133.

Voluntary Termination: An NEO who resigns and leaves voluntarily, would receive the following benefits:

•

Sunoco, Inc. Retirement Plan (the “SCIRP”) and Pension Restoration Plan: Retirement eligible NEOs hired prior to January 1, 1987 (Messrs. Hennigan, Justin and McCord) would receive benefits based upon the Final Average Pay formula of the SCIRP, which is a qualified defined benefit retirement plan. Effective January 1, 1987, for employees hired subsequent to that date, the SCIRP was converted from a final average pay plan to a cash balance pension plan. SCIRP benefits for NEOs hired after this conversion (Ms. Elsenhans and Messrs. MacDonald, Justin and McCord) are calculated using the Career Pay formula, based on a percentage of pay each year and an indexing adjustment. Normal retirement age under the SCIRP is 65 years. To the extent that the amount payable exceeds the maximum amount that may be paid under the SCIRP, the remaining amount would be paid under the Pension Restoration Plan. Effective June 30, 2010, Sunoco froze pension benefits for all salaried and many non-union employees. This freeze also applies to the NEOs.

•

Sunoco, Inc. Executive Retirement Plan (the “SERP”): The SERP provides pension benefits over and above benefits that may be paid under the SCIRP to participants who are at least 55 years of age, with a minimum of five years service as an executive. SERP benefits are offset by benefits payable under other qualified or non-qualified plans of Sunoco, Inc. The maximum benefit payable under any SERP formula cannot exceed 50 percent of final average earnings. Under the terms of the SERP, Ms. Elsenhans and Messrs. Hennigan, MacDonald and Justin are eligible to receive benefits under this plan.

•

Sunoco Partners LLC Long-Term Incentive Plan (the “LTIP”): Under the LTIP, if an NEO is not retirement eligible, outstanding performance-based restricted units would be cancelled as of the termination date. If an NEO is eligible for retirement, unvested restricted units would continue to vest, and would pay out, along with the accompanying distribution equivalent rights, if the performance measures are met.

•

Sunoco Partners LLC Annual Incentive Plan: If an NEO voluntarily terminates employment prior to December 31 of the plan year, other than by retirement, he or she would not receive any incentive award for that year.

•	Vacation Benefits: Each NEO would be entitled to receive payment for his or her accrued vacation, which benefit is generally provided to active employees of the Partnership’s general partner.

Involuntary Termination—For Cause: An NEO who is terminated for cause would receive the following:

•

SCIRP/SERP: Benefits accrued under the SCRIP, SERP and Pension Restoration Plans would be paid according to the terms of those plans applicable to terminated or retirement eligible employees, as described in the Voluntary Termination section above.

•	LTIP: Under the LTIP, if an NEO is not retirement eligible, outstanding performance-based restricted units would be cancelled as of the termination date.

•	Sunoco Partners LLC Annual Incentive Plan: Any annual incentive award for that year would be forfeited.

•	Vacation Benefits: Each NEO would receive payment for his or her accrued vacation, which benefit is generally provided to active employees of the Partnership’s general partner.

Involuntary Termination—Not for Cause:

•

Sunoco Partners LLC Executive Involuntary Severance Plan (“Involuntary Severance Plan”): Executives whose employment is terminated by the Partnership’s general partner, other than for just cause, or as a result of death or disability, receive a severance allowance under the Involuntary Severance Plan. The plan is available to the general partner’s NEOs and certain other executive level employees. However, any NEO receiving benefits under the SERP would not also be eligible to receive benefits under this plan. The following is a summary of the benefits available under this plan:

•

In the case of the Chief Executive Officer, and the President and Chief Operating Officer, severance payments would be for a period of and equal to 78 weeks of base salary plus the annual individual guideline incentive amount, in effect on the termination date, as defined in the plan.

•

Other NEOs would receive severance payments for a period of and equal to 52 weeks of base salary plus the annual individual guideline incentive amount, in effect on the termination date, as defined in the plan.

•	Each NEO would be entitled to medical coverage for up to the period of severance received, at the same rate that such benefits are generally provided to active employees.

•	NEOs would receive a cash amount in lump sum equal to the NEO’s accrued but unused vacation through the end of his or her employment termination date as defined in the plan.

•

SCIRP: NEOs hired prior to January 1, 1987 (Messrs. Hennigan, Justin and McCord) would receive benefits based upon the Final Average Pay formula of the SCIRP. SCIRP benefits for NEOs hired after the January 1, 1987 conversion of SCIRP from a final average pay plan to a cash balance pension plan (Ms. Elsenhans and Mr. MacDonald), are calculated using the Career Pay formula. To the extent that the amount payable exceeds the amount available under the SCIRP, the remaining amount would be paid under the Pension Restoration Plan.

•

SERP: SERP benefits are offset by benefits payable under the SCIRP and Pension Restoration Plan. Under the terms of the SERP, Ms. Elsenhans and Messrs. Hennigan, Justin and MacDonald are eligible to receive benefits under this plan.

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

There is a “double trigger” mechanism for the payment of severance benefits under this plan, requiring both a change of control and a qualifying termination of employment (as defined in the plan) following such change of control to trigger payment. Severance benefits under this plan are paid in a lump sum equal to three times annual compensation for the CEO, and two times annual compensation for the other NEOs. For these purposes, annual compensation consists of:

•	the executive’s annual base salary in effect immediately prior to a change of control or immediately prior to the employment termination date, whichever is greater, plus

•	the greater of 100 percent of the executive’s annual incentive guideline in effect immediately before the change of control or employment termination date.

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

•

SCIRP: In the event of a change of control, the benefits of a participant whose employment began before September 5, 2001, and who is terminated (as defined in the plan) following a change in control, become 100 percent vested and are increased as follows:

•

Final Average Pay formula. A participant’s service is increased by three years, subject to reduction for service after the change in control. Final Average Pay will be the greater of (A) the regularly determined Final Average Pay, (B) Final Average Pay based on earnings of the month preceding the change in control, or (C) Final Average Pay based on earnings for the month preceding the termination of employment. For purposes of (B) and (C) monthly earnings will include base pay and  1/12 of the unadjusted annual guideline annual incentive under the Sunoco Partners LLC Annual Incentive Plan.

•

Career Pay (cash balance) formula. A participant’s service is increased by three years, subject to reduction for service after the change in control. In the month of termination, a participant’s Career Pay Earnings are increased by an amount equal to 36 months less the number of months worked after the Change in Control, times the greater of Career Pay Earnings for (A) the month preceding termination or (B) the month preceding the change in control. For purposes of (A) and (B) monthly earnings will include base pay and  1/12 of the annual guideline annual incentive under the Sunoco Partners LLC Annual Incentive Plan.

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

•	The benefit will be paid in a lump sum six months after separation from service with Sunoco pursuant to Code Section 409A.

Change of Control—Regardless of Termination

•

Sunoco Partners LLC Annual Incentive Plan: If a change of control occurs, (a “single trigger”) an NEO would receive a pro rata portion of the annual incentive based on level of attainment of applicable performance targets.

•

LTIP: If a change of control occurs, there is a “double trigger” mechanism, requiring both a change of control and a qualifying termination of employment (as defined in the plan) following such change of control, to trigger the payment of outstanding restricted units and accompanying distribution equivalent rights. Restricted units that have been outstanding for more than one year will be paid out at the greater of target or in amount in line with actual performance results. Restricted units that have been outstanding for less than one year will be paid out at target. Retention-based units will be paid out at as awarded. Restricted units may be paid out in cash, or in common units, as determined by our general partner’s Compensation Committee.

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

•

With respect to an NEO who is eligible for Final Average Pay formula benefits under SCIRP (Mr. Hennigan), his or her spouse would receive the greater of (A) 50 percent of the benefit under the Final Average Pay formula or (B) 100 percent of the benefit accrued under the Career Earnings Formula. A non-married NEO’s beneficiary(ies) or estate would receive 100 percent of the benefit accrued under the Career Earnings Formula. This benefit is the same for all similarly situated employees.

•

With respect to an NEO that is eligible for Career Pay Formula benefits only under SCIRP (Ms. Elsenhans and Messrs. MacDonald, Justin and McCord), a married or non-married NEO’s spouse, beneficiary(ies) or estate would receive 100 percent of the benefit accrued under the Career Earnings Formula. This benefit is the same for all similarly situated employees.

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

Disability: In the case of a termination of employment due to disability, an NEO would be eligible for the following benefits:

•	SCIRP/SERP: An NEO would continue to accrue benefits under SCIRP and SERP until normal retirement date or later, according to the terms of those plans.

•	Medical and Life Insurance: Medical and life insurance coverage would be available to the NEO on the same basis as to other disabled employees.

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

Except for Ms. Elsenhans and Mr. MacDonald (as explained above), and Ms. Fretz and Mr. Murphy (both of whom have already terminated employment with our general partner), the tables on the following pages reflect the estimated potential compensation and benefits for the NEOs under various scenarios involving a termination of employment. These amounts are estimates of the amounts that would be paid to the NEOs and the actual amounts paid can only be determined at the time of a named executive officer’s termination of employment. These estimates are based on the following assumptions:

•

the applicable provisions in the agreements and arrangements governing the NEOs’ benefits and payment which are summarized in the “Other Potential Post-Employment Payments” section on pages 135 to 143;

•	the triggering event occurred on December 31, 2010;

•	the price per Partnership unit is the price at the close on December 31, 2010 ($83.59);

•	pension lump-sum values are based on applicable segment interest rates being phased in under the Pension Protection Act of 2006;

•	health and welfare benefits are included, where applicable, at the estimated value of the continuation of these benefits; and

•	each NEO has exhausted all available vacation benefits as of December 31, 2010.

Sunoco Logistics Partners L.P.

Other Potential Post-Employment Payments as of December 31, 2010

Michael J. Hennigan

President and Chief Operating Officer

Type of Benefit	Voluntary Termination ($)	Death ($)	Disability/ Retirement ($)	Termination For Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Cash Severance
Base Salary(1)	—	—	—	—	712,500	950,000
Annual incentive(2)	—	—	—	—	498,750	665,000

Total Cash Severance	—	—	—	—	1,211,250	1,615,000

Additional Pension Benefits(3)	—	—	—	—	188,425	851,884

Unit Ownership(4)
Performance-Based (2009-2011)(5)	—	394,461	394,461	—	—	394,461
Performance-Based (2010-2012)(5)	—	787,000	787,000	—	—	787,000
Time-Vested	—	655,847	655,847	—	—	655,847

Total Unit Ownership	—	1,837,308	1,837,308	—	—	1,837,308

Distributions Accrued on Unit Ownership(6)	—	109,173	109,173	—	—	109,173

Other Benefits
Outplacement(7)	—	—	—	—	18,000	18,000
Health & Welfare(8)	—	—	—	—	15,637	10,425

Total Other Benefits	—	—	—	—	33,637	28,425

TOTAL	—	1,946,481	1,946,481	—	1,433,312	4,441,790

NOTES TO TABLE

(1)	Consists of 2.0 x multiple of the base salary prior to the change in control. Upon involuntary termination not for cause, consists of 78 weeks of base salary in effect on the termination
(2)

Consists of 2.0 x multiple of the annual individual incentive guideline amount prior to the change in control. Upon involuntary termination not for cause, consists of 78 weeks of target annual incentive in effect on the termination

(3)	SERP benefit payable as a lump sum on January 1, 2011.
(4)	Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $83.59 (closing price per common unit on December 31, 2010).

(5)

Upon a change in control, performance-based restricted units outstanding more than twelve months from the grant date are paid out at the greater of target or actual performance immediately prior to the change in control. The estimated payout for the 2009 performance cycle would have been 100% of target (0% of target based on Total Return results and 200% of target based on Cash Distribution Growth results). Performance-based restricted units outstanding less than twelve months from the grant date prior to a change in control, are not adjusted for any performance factors. Under death, disability and retirement, outstanding performance-based restricted units would continue to the end of the restriction period, and payment, if any, would occur as though the participant had continued to be employed through the end of the restriction period. Outstanding awards are assumed to be paid at target.

(6)	Reflects unvested/unearned distribution equivalent rights of accelerated vesting of unit ownership.
(7)	Reimbursement for outplacement services ($18,000 as provided by our general partner).
(8)	Medical, dental and life insurance coverage during the severance period (78 weeks; 52 weeks under a change in control); annual medical costs provided by our general partner).

Sunoco Logistics Partners L.P.

Other Potential Post-Employment Payments as of December 31, 2010

David A. Justin

Vice President, Operations

Type of Benefit	Voluntary Termination/ Retirement ($)	Death ($)	Disability ($)	Termination For Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Cash Severance
Base Salary(1)	—	—	—	—	278,493	556,986
Annual incentive(2)	—	—	—	—	125,322	250,644

Total Cash Severance	—	—	—	—	403,815	807,630

Additional Pension Benefits(3)	—	—	—	—	—	—

Unit Ownership(4)
Performance-Based (2009-2011)(5)	425,390	425,390	425,390	—	—	425,390
Performance-Based (2010-2012)(5)	273,924	273,924	273,924	—	—	273,924
Time-Vested	—	—	—	—	—	309,199

Total Unit Ownership	699,314	699,314	699,314	—	—	1,008,513

Distributions Accrued on Unit Ownership(6)	58,688	58,688	58,688	—	—	67,233

Other Benefits
Outplacement(7)	—	—	—	—	18,000	18,000
Health & Welfare(8)	—	—	—	—	10,021	10,021

Total Other Benefits	—	—	—	—	28,021	28,021

TOTAL	758,002	758,002	758,002	—	431,836	1,911,397

NOTES TO TABLE

(1)	Consists of 2.0 x multiple of the base salary prior to the change in control. Upon involuntary termination not for cause, consists of 52 weeks of base salary in effect on the termination
(2)

Consists of 2.0 x multiple of the annual individual incentive guideline amount prior to the change in control. Upon involuntary termination not for cause, consists of 52 weeks of target annual incentive in effect on the termination

(3)	SERP benefit payable as a lump sum on January 1, 2011.
(4)	Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $83.59 (closing price per common unit on December 31, 2010).
(5)

Upon a change in control, performance-based restricted units outstanding more than twelve months from the grant date are paid out at the greater of target or actual performance immediately prior to the change in control. The estimated payout for the 2009 performance cycle would have been 100% of target (0% of target based on Total Return results and 200% of target based on Cash Distribution Growth results). Performance-based restricted units outstanding less than twelve months from the grant date prior to a change in control, are not adjusted for any performance factors. Under death, disability and retirement, outstanding performance-based restricted units would continue to the end of the restriction period, and payment, if any, would occur as though the participant had continued to be employed through the end of the restriction period. Outstanding awards are assumed to be paid at target.

(6)	Reflects unvested/unearned distribution equivalent rights of accelerated vesting of unit ownership.
(7)	Reimbursement for outplacement services ($18,000 as provided by our general partner).
(8)	Medical, dental and life insurance coverage during the severance period (52 weeks under a change in control); annual medical costs provided by our general partner).

Sunoco Logistics Partners L.P.

Other Potential Post-Employment Payments as of December 31, 2010

Scott W. McCord

Vice President, Lease Acquisitions

(retired January 1, 2011)

Type of Benefit	Voluntary Termination/ Retirement ($)
Cash Severance
Base Salary	—
Annual incentive	—

Total Cash Severance	—

Additional Pension Benefits	—

Unit Ownership(1)
Performance-Based (2009-2011)(2)	353,753
Performance-Based (2010-2012)(2)	242,996
Time-Vested	655,847

Total Unit Ownership	1,252,596

Distributions Accrued on Unit Ownership(3)	85,051

Other Benefits
Outplacement	—
Health & Welfare	—

Total Other Benefits	—

TOTAL	1,337,647

NOTES TO TABLE

(1)	Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $83.59 (closing price per common unit on December 31, 2010).

(2)

Upon a change in control, performance-based restricted units outstanding more than twelve months from the grant date are paid out at the greater of target or actual performance immediately prior to the change in control. The estimated payout for the 2009 performance cycle would have been 100% of target (0% of target based on Total Return results and 200% of target based on Cash Distribution Growth results). Performance-based restricted units outstanding less than twelve months from the grant date prior to a change in control, are not adjusted for any performance factors. Under death, disability and retirement, outstanding performance-based restricted units would continue to the end of the restriction period, and payment, if any, would occur as though the participant had continued to be employed through the end of the restriction period. Outstanding awards are assumed to be paid at target.

(3)	Reflects unvested/unearned distribution equivalent rights on accelerated vesting of unit ownership.

DIRECTOR COMPENSATION

Currently, directors who are employees of Sunoco, or our general partner, or their respective affiliates, receive no additional compensation for service on the general partner’s Board of Directors or any committees of the Board. As such, they are not included in the narrative or tabular disclosures below.

Compensation Philosophy: The Board of Directors believes that the compensation program for independent directors should be designed to attract experienced and highly qualified individuals; provide appropriate compensation for their commitment and contributions to us and our unitholders; and align the interests of the independent directors and unitholders. The Board of Directors engages a third-party compensation consultant to benchmark director compensation against our LTIP Peer Group, other pipeline companies, and general industry. For 2010, the Board of Directors engaged a consultant from Fredrick W. Cook, Inc. & Co. This director compensation consultant provides advice regarding “best practices” and trends in director compensation. Independent directors are compensated partly in cash and partly in common units, representing limited partnership interests in us. Currently, equity-based compensation represents a substantial portion of the total compensation package.

Retainers and Fees: During 2010, each non-employee director received an annual retainer of $41,000 in cash, paid quarterly, and a number of restricted units, paid quarterly, under the Sunoco Partners LLC Long-Term Incentive Plan. These restricted units had an aggregate fair market value equal to $41,000 on an annual basis (the fair market value of each quarterly payment of restricted units is calculated as of the payment date). These restricted units are required to be deferred, and are credited to each independent director’s mandatory deferred compensation account in the Directors’ Deferred Compensation Plan. Amounts deferred in the form of restricted units are treated as if invested in common units of the Partnership, and include a credit for distribution equivalent rights (in the form of additional restricted units), credited on the applicable date(s) for Partnership cash distributions. In addition, the independent directors received meetings fees of $1,500 in cash for each meeting of the Board of Directors attended, and $1,000 in cash for each committee meeting attended.

In order to simplify its directors’ compensation program, our general partner approved a “retainer only” program in July 2010. This new program became effective on January 1, 2011. Under this program, our general partner’s directors no longer receive meeting fees. In addition, the annual cash retainer for all directors was increased to $66,000, to be paid quarterly, and the value of the restricted unit retainer (payable in quarterly installments) for all directors was increased to $44,000 on an annualized basis. In addition, the Board of Directors also approved the following annual retainers (payable in quarterly installments) for its committee chairs:

•	the chair of the Audit Committee received an annual committee chair retainer of $6,000 in cash;

•	the chair of the Conflicts Committee received an annual chair retainer of $2,000 in cash; and

•	the chair of the Compensation Committee received an annual chair retainer of $3,500 in cash.

In July 2010, Mr. Cropper was appointed as presiding director, to chair meetings of the Board of Directors independent directors. Mr. Cropper receives an annual retainer of $5,000 as presiding director.

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

Business Expenses: Each independent director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees, including room, meals and transportation to and from the meetings. When traveling on Partnership business, a director occasionally may be accompanied by a spouse. At times, a director may travel to and from Board of Directors and/or committee meetings on the corporate aircraft of Sunoco. Directors also may be reimbursed for attendance at qualified third-party director education programs.

Directors’ Unit Ownership Guidelines: Each independent director is expected to own common units, representing limited partnership interests in us, with a market value equal to at least three times the total (cash and restricted unit) annual retainer and meeting fees (for both Board of Directors and committee meetings). Directors who do not meet the criteria for independence established by the New York Stock Exchange and pursuant to our corporate governance guidelines must own at least one thousand (1,000) of our common units. Included in the determination of unit ownership for purposes of these guidelines are all common units beneficially owned, as well as any restricted units in the Directors’ Deferred Compensation Plan. New directors are allowed a five-year phase-in period to comply with the guidelines.

Indemnification: Each director will be indemnified fully by us for actions associated with being a director to the extent permitted under Delaware law.

The following table reflects the compensation earned by each of the non-employee directors of our general partner during 2010:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
L.W. Berry, Jr.(4) . Independent Director	69,100	41,000	38,212	148,312

S.L. Cropper(4) Independent Director	69,488	41,000	22,891	133,379

P.L. Frederickson(4) Independent Director	65,988	41,000	13,826	120,814

W. R. Silver(4) Independent Director	55,831	41,000	676	97,507

NOTES TO TABLE:

(1)	The amounts shown in this column include:
a.	the 2010 annual cash retainer for independent directors (totaling $41,000 for Messrs. Berry, Cropper and Frederickson and prorated portion for Mr. Silver );
b.	regular and special Board meeting fees (totaling $10,500 for Messrs. Berry, Frederickson, and Cropper and $9,000 for Mr. Silver);
c.	committee meeting fees (totaling $13,000 for Messrs. Berry, Cropper and Frederickson and $10,000 for Mr. Silver); and
d.	as applicable, committee chair retainers ($8,000 for the Audit/Conflicts Committee and $3,500 for the Compensation Committee until July, 2010 and thereafter, $6,000 for the Audit Committee, $2,000 for the Conflicts Committee, $3,500 for the Compensation Committee).

Pursuant to the Sunoco Partners LLC Directors’ Deferred Compensation Plan, the directors are permitted voluntarily to defer, all or a portion of their fees and/or retainers. These amounts are deferred in the form of restricted units. During 2010, Mr. Frederickson was the only director to voluntarily defer his quarterly retainer. As of December 31, 2010, the following directors had the following aggregate numbers of restricted units accumulated in their respective voluntary deferred compensation accounts for their years of service (these figures include distribution equivalents credited to such accounts in the form of additional restricted units):

• L. W. Berry, Jr.:	3,946
• P.L. Frederickson:	1,351

(2)

The amounts shown in this column reflect the dollar value of the portion of the annual retainer that was paid quarterly, in the form of restricted units issued pursuant to the LTIP during 2010. For each director, this restricted unit retainer is automatically and mandatorily deferred, in accordance with terms of the Sunoco Partners LLC Directors’ Deferred Compensation Plan. As of December 31, 2010, these directors had the following aggregate numbers of restricted units accumulated in their respective mandatory deferred compensation accounts as a result of the involuntary deferrals of the restricted unit retainer for their years of service (these figures include distribution equivalents credited to such accounts in the form of additional restricted units):

• L. W. Berry, Jr.:	5,174
• S. L. Cropper:	5,598
• P.L. Frederickson :	2,498
• W. R. Silver	466

(3)	Amounts shown in this column reflect distribution equivalents earned on deferred compensation during 2010.
(4)

Mr. Berry was Chair of the Audit/Conflicts Committee until July 2010. Mr. Cropper was Chair of the Compensation Committee until July 2010. After July 2010, Mr. Silver became Chair of the Audit Committee, Mr. Cropper became Presiding Director and Chair of the Conflicts Committee, and Mr. Frederickson became Chair of the Compensation Committee.

COMPENSATION PRACTICES AS THEY RELATE TO RISK MANAGEMENT

The Compensation Committee has oversight responsibility to ensure that our incentive compensation programs do not incentivize or encourage excessive or unnecessary risk-taking/wrong behavior. The following is a description of the compensation risk assessment process, as well as a description of our compensation risk mitigation techniques.

An executive’s compensation package includes a mix of base salary, cash-based short-term incentives, and equity-based long-term incentives. The mix is designed to balance the emphasis on short-term and long-term performance. Performance metrics applicable to short-term and long-term incentives have included a mix of financial and non-financial goals, some of which have been relative to our performance peers, such as the LTIP Peer Group. For example, for the 2010 annual incentive, the metrics included cash flow from operations and health, environment and safety performance. The long-term metrics for the 2010 performance-based restricted units were total unitholder return and growth in cash distributions to unitholders relative to our peers. This approach creates a balance of absolute and relative performance to ensure that executives are rewarded only when sustained results exceed our peer group.

The Compensation Committee reviews and approves the annual and long-term plan performance metrics and goals annually. As a part of this process, the Compensation Committee focuses on what executive behavior it is attempting to incent and the potential associated risks. The Compensation Committee periodically receives financial information from the CFO, and information on accounting matters that may have an impact on the performance goals, including any material changes in accounting methodology and information about extraordinary/special items excluded by us and from our peer companies’ results, so that the Compensation Committee members may understand how the exercise of management judgment in accounting and financial decisions affects plan payouts.

We maintain unit ownership guidelines for our top executives. The amount of our common units required to be owned increases with the level of responsibility. Requiring an executive to hold a substantial portion of accumulated wealth in our common units, which must be held until the executive retires or otherwise leaves the employ of our general partner or its affiliates, aligns his or her behavior towards long-term unitholder value creation. See “Compensation Discussion & Analysis—Elements of Compensation—Unit Ownership Guidelines” for additional information.

Employees of our general partner and its affiliates are subject to our Insider Trading Policy, which, among other things, prohibits an employee from entering into short sales, or purchasing, selling, or exercising any puts, calls or similar instruments pertaining to our securities, all of which could incent an employee towards engaging in overly risky behavior for short-term gains.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors, and the Board has approved, the inclusion of the “Compensation Discussion and Analysis” in the Partnership’s Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2010, for filing with the Securities and Exchange Commission.

Respectfully submitted on February 23, 2011 by the members of the Compensation Committee of the Board of Directors of Sunoco Partners LLC:

Philip L. Frederickson (Chair)

L. Wilson Berry, Jr.

Stephen L. Cropper

Lynn L. Elsenhans

William R. Silver

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

The Committee discussed with our internal audit department and independent registered public accounting firm the overall scope and plans for their respective audits. In addition, the Committee has reviewed and discussed the audited financial statements and management’s and the independent registered public accounting firm’s evaluations of the Partnership’s system of internal control over financial reporting contained in the 2010 Annual Report on Form 10-K. As part of this review, the Committee met with the General Auditor and the independent registered public accounting firm, with and without management present, to discuss the results of their audits and the overall quality of the Partnership’s financial reporting.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors, and the Board has approved, the inclusion of the audited financial statements and management’s report on internal control over financial reporting in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for filing with the Securities and Exchange Commission.

Respectfully submitted on February 23, 2011 by the members of the Audit Committee of the Board of Directors of Sunoco Partners LLC:

William Silver (Chair)

L. Wilson Berry, Jr.

Stephen L. Cropper

Philip L. Frederickson

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2010, regarding our common units that may be issued upon conversion (assuming a one-for-one conversion) of outstanding restricted units granted under the general partner’s Long-Term Incentive Plan to executive officers, directors, and other key employees. For more information about this plan (which did not require approval by our limited partners at the time of its adoption in 2002), refer to “Item 11—Executive Compensation.”

EQUITY COMPENSATION PLAN INFORMATION(1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	388,794	—	351,308

Total	388,794	—	351,308

NOTES TO TABLE:

(1)

The amounts in column (a) of this table reflect only restricted units that have been granted under the Sunoco Partners LLC Long-Term Incentive Plan, since the inception of the Plan. No unit options have been granted. Each restricted unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common units. Vesting and payout may be conditioned upon achievement of pre-determined financial or other performance objectives for, or attainment of certain length of service goals with us and our affiliates. No value is shown in column (b) of the table, since the restricted units do not have an exercise, or “strike,” price. For illustrative purposes, a maximum payment (i.e., a 200% ratio) has been assumed for vesting and payout of performance-related grants, and a target payout (i.e., a 100% ratio) has been assumed for vesting and payout of grants conditioned only upon service.

Beneficial Ownership Table

The following table sets forth the beneficial ownership of our common units by directors of Sunoco Partners LLC (the general partner), by each NEO and by all current directors and executive officers of Sunoco Partners LLC as a group as of December 31, 2010. Unless otherwise noted, each individual exercises sole voting or investment power over the Partnership common units shown in the table. For purposes of this table, beneficial ownership includes Partnership common units as to which the person has sole or shared voting or investment power, as well as: (a) those Partnership common units that such person has the right to acquire through the vesting and conversion on February 9, 2011 of performance-based restricted units awarded January 23, 2008 and July 22, 2008, and of certain time-based restricted units granted on January 28, 2009; and (b) any additional Partnership common units that a person otherwise has the right to acquire within 60 days of December 31, 2010, through the conversion of restricted units. During 2010, Sunoco Partners LLC was owned by the following members: Sun Pipe Line Company (67 percent); Sunoco, Inc. (R&M) (13 percent); and Atlantic Refining & Marketing Corp. (20 percent), each of which is a direct or indirect wholly-owned subsidiary of Sunoco, Inc.

Name of Beneficial Owner(1)	Number of Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned	Number of Restricted Units Owned(2)
Sunoco Partners LLC	9,863,734	31.8	n/a
Lynn L. Elsenhans(3)	1,000	*	n/a
Cynthia A. Archer	2,000	*	n/a
L. Wilson Berry, Jr.	—	*	9,120
Stephen L. Cropper	9,200	*	5,598
Stacy L. Fox	—	*	n/a
Philip L. Frederickson	2,000	*	3,849
Michael J. Hennigan	—	*	n/a
Brian P. MacDonald	—	*	n/a
William R. Silver	—	*	466
Dennis Zeleny	—	*	n/a
David A. Justin	18,906	*	n/a
Scott W. McCord	18,711	*	n/a
Deborah M. Fretz	45,900	*	n/a
Neal E. Murphy	—	*	n/a
All directors and executive officers as a group (19 persons)	118,226

*	Less than 0.5 percent.

NOTES TO TABLE:

(1)	The address of each beneficial owner named above is: 1818 Market Street, Suite 1500, Philadelphia, PA 19103.
(2)

The amounts shown in this column represent the balance, as of December 31, 2010 of restricted units credited to the respective deferred compensation accounts established for each independent director pursuant to the terms of the Sunoco Partners LLC Director’s Deferred Compensation Plan. These restricted units cannot be converted to our common units, and will be paid out in cash (as a lump sum or series of installments), commencing on:

(a)	the later of: (i) the first day of the calendar year following the date of separation from Board service, or (ii) the first day following the six-month anniversary of separation from Board service; or

(b)	in the event of death, the later of: (i) the first day of the calendar year following the year of death, (ii) the first day following the six-month anniversary of separation from Board service, or (iii) the date that is 30 days after the Participant’s death.

In no event will payment be made within six months of the compensation being earned or awarded. A portion of these restricted units, credited quarterly to each such director’s mandatory deferred compensation account, reflects payment of the applicable Board restricted unit retainer.

(3)	Ms. Elsenhans and her spouse have joint voting and investment power with respect to these units.

In addition to the foregoing, Tortoise Capital Advisors LLC, a Delaware limited liability company, filed a Schedule 13G on February 11, 2011, to report that, as of December 31, 2010, it had shared voting power over 2,443,728 common units of the Partnership, and beneficial ownership of, and shared dispositive power over 2,661,061 common units of the Partnership, representing 8.1 percent of the total outstanding common units of the Partnership, as of that date.

The following table sets forth certain information regarding beneficial ownership of Sunoco, Inc.’s common stock, as of December 31, 2010, by directors of our general partner, by each NEO and by all directors and executive officers of our general partner, as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of Sunoco common stock shown in the table. For purposes of this table, beneficial ownership includes shares of Sunoco common stock as to which the person has sole or shared voting or investment power and also any shares of Sunoco, Inc. common stock that such person has the right to acquire within 60 days of December 31, 2010, through the exercise of any option, warrant, or right.

Name of Beneficial Owner	Shares of Sunoco, Inc. Common Stock Beneficially Owned	Percentage of Sunoco, Inc. Common Stock Beneficially Owned
Lynn L. Elsenhans(1)	214,266	*
Cynthia A. Archer	5,706	*
L. Wilson Berry, Jr.	—	*
Stephen L. Cropper	—	*
Stacy L. Fox	—	*
Philip L. Frederickson	—	*
Michael J. Hennigan	77,246	*
Brian P. MacDonald	36,033	*
William R. Silver	—	*
Dennis Zeleny	7,967	*
David A. Justin	—	*
Scott W. McCord	802	*
Deborah M. Fretz	—	*
Neal E. Murphy	—	*
All directors and executive officers as a group (19 persons)	342,605

*	Less than 0.5 percent.

NOTES TO TABLE:

(1)	Ms. Elsenhans has joint voting and investment power with respect to 28,000 of these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 5, 2010, our general partner, Sunoco Partners LLC, completed the sale of 2.2 million common units of the Partnership in a registered public secondary offering. As of February 22, 2011 our general partner owns a 31 percent partnership interest, which includes a 2 percent general partner interest and 9.9 million common units, representing a 30 percent limited partner interest in us. The general partner’s ability to manage and operate us effectively gives the general partner the ability to control us.

Distribution and Payments to the General Partner and Its Affiliates

The following table summarizes the distribution and payments made and to be made us to the general partner and its affiliates in connection with the ongoing operation and in the case of liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage

Payments to the general partner and its affiliates	We paid the general partner an administrative fee, $5 million for the year ended December 31, 2010, for the provision of various general and administrative services for our benefit. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of the general partner who provide services to us. The general partner has sole discretion in determining the amount of these expenses.

Removal or withdrawal of the general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests as provided in the Partnership Agreement.

Liquidation Stage

Liquidation	Upon liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Concurrently with and subsequent to the closing of the February 2002 IPO, we entered into several agreements with Sunoco, Inc. (R&M), and/or one or more of its affiliates. Some of these agreements have expired and been extended or replaced. These agreements include the Omnibus Agreement, the Pipelines and Terminals Storage and Throughput Agreement, the Interrefinery Lease Agreement, an intellectual property license agreement, certain crude oil purchase and sale agreements, a treasury services agreement, various asset acquisition agreements and other agreements. The material agreements that are still outstanding are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco.”

Approval and Review of Related Party Transactions

Our Partnership Agreement and the Omnibus Agreement each contain provisions for our Conflicts Committee, comprised of our general partner’s independent directors, to review transactions with Sunoco, Inc. In some cases review is required and in others it is at the discretion of our general partner. Generally, transactions with Sunoco, Inc. that are material to us are referred to the Conflicts Committee for review and approval. In determining materiality, our general partner evaluates several factors including the term of the transaction, the capital investment required, and the revenues expected from the transaction.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for audit and other professional services by our independent registered public accounting firm, Ernst & Young LLP, for each of the last two fiscal years:

	For the Year Ended December 31,
	(in millions)
Type of Fee	2010	2009
Audit Fees(1)	$1.2	$1.1
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$1.2	$1.1

NOTE TO TABLE:

(1)

Audit fees consist of fees for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s quarterly reports on Form 10-Q and review of registration statements and issuance of comfort letters, consents and review of documents filed with the SEC. Audit fees also include the fees for the audit of the Partnership’s internal control as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Each of the services listed above were approved by the Audit Committee of the general partner’s board of directors prior to their performance. All services rendered by Ernst & Young LLP, are performed pursuant to a written engagement letter with the general partner.

The Audit Committee of the general partner’s board of directors is responsible for pre-approving all audit services, and permitted non-audit services, to be performed by the independent registered public accounting firm for the Partnership, or its general partner. The Committee reviews the services to be performed to determine whether provision of such services potentially could impair the independence of the Partnership’s independent registered public accounting firm. The Committee’s approval procedures include reviewing a detailed budget for each particular service to be rendered, as well as a description of, and budgeted amounts for, specific categories of anticipated non-audit services. Pre-approval is generally granted for up to one year. Committee approval is required to exceed the budgeted amount for any particular category of services or to engage the independent registered public accounting firm for services not included in the budget. Additional services or specific engagements may be approved, on a case-by-case basis, prior to the independent registered public accounting firm undertaking such services.

Subject to the requirements of applicable law, the Audit Committee may delegate such pre-approval authority to the Audit Committee chairman. However, any pre-approvals granted by the chairman, acting pursuant to such delegated authority, are reviewed by the full membership of the Audit Committee at its next regular meeting. Management of the general partner provides periodic updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval process, as well as the cumulative fees incurred to date for all non-audit services, to ensure that such services are within the parameters approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) The financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2) All financial statement schedules required are included in the financial statements or notes thereto.

(3) Exhibits:

Exhibit No.	Description
2.1*	Purchase and Sale Agreement by and between Mobil Pipeline Company and Sunoco Pipeline L.P., executed May 6, 2005 (incorporated by reference to Exhibit 2.1 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

2.1.1*	List of Schedules and Exhibits to Purchase and Sale Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.1.1 of Form 10-Q, file No. 1-31219, filed May 9, 2005)

2.2*	Sale and Purchase Agreement for MagTex Refined Products Pipeline System between Mobil Pipe Line Company and Sunoco Pipeline L.P., executed April 28, 2008 (incorporated by reference to Exhibit 2.1. of Form 10-Q, file No. 1-31219, filed August 6, 2008).

2.2.1*	List of Schedules and Exhibits to Sale and Purchase Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.1.1 of Form 10-Q, file No. 1-31219, filed August 6, 2008).

2.3*	Terminals Sale and Purchase Agreement for Center, TX, Hearne(East), TX, Waco, TX and Waskom, TX Terminals between ExxonMobil Oil Corporation and Sunoco Partners Marketing & Terminals L.P., executed April 28, 2008 (incorporated by reference to Exhibit 2.2 of Form 10-Q, file No. 1-31219, filed August 6, 2008).

2.3.1*	List of Schedules and Exhibits to Terminals and Purchase Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.2.1 of Form 10-Q, file No. 1-31219, filed August 6, 2008).

2.4*	Terminals Sale and Purchase Agreement for Arcadia, LA Terminal between Exxon Mobil Corporation and Sunoco Partners Marketing & Terminals L.P., executed April 28, 2008 (incorporated by reference to Exhibit 2.3 of Form 10-Q, file No. 1-31219, filed August 6, 2008).

2.4.1*	List of Schedules and Exhibits to Terminals and Purchase Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.3.1 of Form 10-Q, file No. 1-31219, filed August 6, 2008).

2.5*	Terminals Sale and Purchase Agreement for Hearne, TX (West) Terminal between Mobil Pipe Line Company and Sunoco Partners Marketing & Terminals L.P., executed April 28, 2008 (incorporated by reference to Exhibit 2.4 of Form 10-Q, file No. 1-31219, filed August 6, 2008).

2.5.1*	List of Schedules and Exhibits to Terminals and Purchase Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.4.1 of Form 10-Q, file No. 1-31219, filed August 6, 2008)

Exhibit No.	Description
2.6*	Asset and Membership Interest Purchase and Sale Agreement between Texon Distribution L.P. and Butane Acquisition I LLC, dated as of June 25, 2010 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-31219, filed August 4, 2010)

2.6.1*	Schedules and Exhibits to Asset and Membership Interest Purchase and Sale Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.1.1 of Form 8-K, File No. 1-31219, filed August 4, 2010)

3.1*	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement, file No. 333-71968, filed October 22, 2001)

3.2*	Certificate of Limited Partnership of Sunoco Logistics Operations L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed December 18, 2001)

3.3*	First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 3.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

3.4*	Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of January 26, 2010 (incorporated by reference to Exhibit 3.1 of Sunoco Logistics Partners L.P.’s Current Report on Form 8-K, File No. 1-31219, filed January 28, 2010).

10.1*	Credit Agreement dated as of August 8, 2007, by and among Sunoco Logistics Partners Operations L.P., as Borrower; Sunoco Logistics Partners L.P., as Guarantor; Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 of Form 10-Q/A, file No. 1-31219, filed November 19, 2007)

10.2*	Indenture, dated as of February 7, 2002 (incorporated by reference to Exhibit 10.2 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.3*	Indenture, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-3, File No. 333-130564, filed December 21, 2005)

10.4*	Registration Rights Agreement, dated as of February 8, 2002, among Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners L.P., Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., and the following Initial Purchasers: Lehman Brothers, Inc., Credit Suisse First Boston Corporation, Banc of America Securities LLC, Salomon Smith Barney Inc., UBS Warburg LLC and First Union Securities, Inc. (incorporated by reference to Exhibit 10.3 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.5*	Contribution, Conveyance and Assumption Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sun Pipe Line Company of Delaware, Sunoco, Inc. (R&M), Atlantic Petroleum Corporation; Sunoco Texas Pipe Line Company, Sun Oil Line of Michigan (Out) LLC, Mid-Continent Pipe Line (Out) LLC, Sun Pipe Line Services (Out) LLC, Atlantic Petroleum Delaware Corporation, Atlantic Pipeline (Out) L.P., Sunoco Partners LLC, Sunoco Partners Lease Acquisition & Marketing LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners GP LLC, Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Mid-Con (In) LLC, Atlantic (In) L.P., Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners Operations GP LLC, Atlantic R&M (In) L.P., Sun Pipe Line Services (In) L.P., Sunoco Michigan (In) LLC, Atlantic (In) LLC, Sunoco Logistics Pipe Line GP LLC, Sunoco R&M (In) LLC, and Atlantic Refining & Marketing Corp. (incorporated by reference to Exhibit 10.4 of Form 10-K, file No. 1-31219, filed April 1, 2002)

Exhibit No.	Description
10.6*	Omnibus Agreement, dated as of February 8, 2002, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.6.1	Amendment No. 2011-1 to Omnibus Agreement, dated as of February 22, 2011, and effective January 1, 2011, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware LLC, Atlantic Petroleum Corporation, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Pipeline L.P. and Sunoco Partners LLC

10.7*	Amended and Restated Treasury Services Agreement, dated as of November 26, 2003, by and among Sunoco, Inc., Sunoco Logistics Partners L.P., and Sunoco Logistics Partners Operations L.P. (incorporated by reference to Exhibit 10.7.1 of Form 10-K, file No. 1-31219, filed March 4, 2004)

10.8*	Intellectual Property and Trademark License Agreement, dated as of February 8, 2002 among Sunoco, Inc., (“Sunoco”), Sunoco, Inc. (R&M), Sunmarks, Inc., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.8 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.9*	Inter-refinery Lease, dated as of February 8, 2002, between Sunoco Pipeline L.P., and Sunoco, Inc. (R&M) (incorporated by reference to Exhibit 10.9 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.10*	Sunoco Partners LLC Executive Involuntary Severance Plan, as amended and restated as of July 27, 2010 (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed August 4, 2010)

10.11*	Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated as of July 27, 2010 (incorporated by reference to Exhibit 10.2 of Form 10-Q, file No. 1-31219, filed August 4, 2010)

10.11.1	Form of Restricted Unit Agreement for Performance-Based Awards under the Sunoco Partners LLC Long-Term Incentive Plan

10.11.2	Form of Restricted Unit Agreement for Time-Vested Awards under the Sunoco Partners LLC Long-Term Incentive Plan

10.12*	Sunoco Partners LLC Annual Incentive Plan, as amended and restated as of July 27, 2010 (incorporated by reference to Exhibit 10.3 of Form 10-Q, file No. 1-31219, filed August 4, 2010)

10.13*	Sunoco Partners LLC Directors’ Deferred Compensation Plan, as amended and restated as of July 27, 2010 (incorporated by reference to Exhibit 10.4 of Form 10-Q, file No. 1-31219, filed August 4, 2010)

10.14*	Sunoco Partners LLC Special Executive Severance Plan, as amended and restated as of July 27, 2010 (incorporated by reference to Exhibit 10.5 of Form 10-Q, file No. 1-31219, filed August 4, 2010)

10.15	Sunoco Partners LLC Executive Summary Compensation Sheet for 2010

10.16	Sunoco Partners LLC Independent Director Compensation Summary Sheet for 2010

10.17**	Throughput and Deficiency Agreement, executed May 6, 2005 (incorporated by reference to Exhibit 10.17 to Form 10-K, File No. 1-31219, filed February 23, 2007)

10.18*	Purchase and Sale Agreement, between Alon Petroleum Pipe Line, LP and Sunoco Pipeline L.P., dated as of February 13, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K, file No. 1-31219, filed February 16, 2006)

Exhibit No.	Description
10.19***	Crude Oil Pipeline Throughput and Deficiency Agreement between Motiva Enterprises LLC and Sunoco Pipeline L.P., dated as of December 19, 2006 (incorporated by reference to Exhibit 10.19 of Form 10-K, file no. 1-31219, filed February 23, 2007)

10.20***	Marine Dock and Terminalling Agreement between Motiva Enterprises LLC and Sunoco Partners Marketing & Terminals L.P., dated as of December 19, 2006 (incorporated by reference to Exhibit 10.20 of Form 10-K, file no. 1-31219, filed February 23, 2007)

10.21*	Membership Interest Purchase Agreement, effective as of July 27, 2006, between Sunoco, Inc. and Sunoco Pipeline Acquisition LLC (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed August 2, 2006)

10.22†	Product Terminal Services Agreement, dated as of May 1, 2007, among Sunoco, Inc. (R&M) and Sunoco Partners Marketing & Terminals L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed July 31, 2007)

10.23*	Repurchase Agreement between Sunoco Logistics Partners L.P. and Sunoco Partners LLC, dated January 26, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K, file No. 1-31219, filed January 28, 2010)

10.24*	Promissory Note between Sunoco Logistics Partners L.P. and Sunoco Partners LLC, dated January 26, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K, file No. 1-31219, filed January 28, 2010)

10.25	Promissory Note between Sunoco Logistics Partners Operations L.P. and Sunoco, Inc., dated July 1, 2010

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1*	Code of Ethics for Senior Officers (incorporated by reference to Exhibit 10.14.1 to Form 10-K, File No. 1-31219, filed March 4, 2004)

21.1	Subsidiaries of Sunoco Logistics Partners L.P.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Officer Certification Pursuant to Exchange Act Rule 13a-14(a)

31.2	Officer Certification Pursuant to Exchange Act Rule 13a-14(a)

32.1	Officer Certification Pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350

101.1

The following financial statements from Sunoco Logistics Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Income; (ii) the Balance Sheets; (iii) the Statements of Cash Flows; (iv) the Statements of Equity; and, (v) the Notes to Financial Statements, tagged as blocks of text.

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
Brian P. MacDonald
Vice President and Chief Financial Officer

February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 23, 2011.

CYNTHIA A. ARCHER*	PHILIP L. FREDERICKSON*
Cynthia A. Archer Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Philip L. Frederickson Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

L. WILSON BERRY, JR.*	MICHAEL D. GALTMAN*
L. Wilson Berry, Jr. Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Michael D. Galtman Controller (Principal Accounting Officer)

STEPHEN L. CROPPER*	MICHAEL J. HENNIGAN*
Stephen L. Cropper Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Michael J. Hennigan President and Chief Operating Officer and Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

LYNN L. ELSENHANS*	WILLIAM R. SILVER*
Lynn L. Elsenhans Chairman and Chief Executive Officer of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Executive Officer)	William R. Silver Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

STACY L. FOX*	DENNIS ZELENY*
Stacy L. Fox Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Dennis Zeleny Vice President and Chief Human Resources Officer and Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.