Form 10-Q
period 2011-03-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2011-05-05
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At March 31, 2011, the number of the registrant’s Limited Partnership Units outstanding was 33,128,767.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in millions, except per unit amounts)

	0000000000	0000000000
	Three Months Ended March 31,
	2011	2010
Revenues
Sales and other operating revenue:
Affiliates (Note 2)	$303	$173
Unaffiliated customers	1,955	1,507
Other income	2	8

Total Revenues	2,260	1,688

Costs and Expenses
Cost of products sold and operating expenses	2,145	1,594
Depreciation and amortization expense	18	15
Selling, general and administrative expenses	22	21

Total Costs and Expenses	2,185	1,630

Operating Income	75	58
Net interest cost to affiliates (Note 2)	1	-
Other interest cost and debt expense, net	20	16
Capitalized interest	(1)	(1)

Income Before Provision for Income Taxes	$55	$43
Provision for income taxes (Note 5)	5	-

Net Income	$50	$43
Net Income attributable to noncontrolling interests	2	-

Net Income attributable to Sunoco Logistics Partners L.P.	$48	$43

Calculation of Limited Partners’ interest:
Net Income attributable to Sunoco Logistics Partners L.P.	$48	$43
Less: General Partner’s interest	(12)	(10)

Limited Partners’ interest	$36	$33

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 3):
Basic	$1.09	$1.06
Diluted	$1.08	$1.06
Weighted average Limited Partners’ units outstanding:
Basic	33.1	31.0
Diluted	33.3	31.2

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions)

	December 31,	December 31,
	March 31,	December 31,
	2011	2010
Assets
Current Assets

Cash and cash equivalents	$2	$2
Advances to affiliated companies (Note 2)	17	44
Accounts receivable, affiliated companies (Note 2)	2	154
Accounts receivable, net	1,945	1,536
Inventories (Note 4)	299	63

Total Current Assets	2,265	1,799

Properties, plants and equipment	2,827	2,799
Less accumulated depreciation and amortization	(687)	(671)

Properties, plants and equipment, net	2,140	2,128

Investment in affiliates (Note 6)	72	73
Goodwill	63	63
Intangible assets, net	107	109
Other assets	16	16

Total Assets	$4,663	$4,188

Liabilities and Equity
Accounts payable	$2,004	$1,591
Accrued liabilities	90	76
Accrued taxes payable (Note 5)	43	44

Total Current Liabilities	2,137	1,711

Long-term debt, affiliated companies (Notes 2 and 7)	100	100
Long-term debt (Note 7)	1,180	1,129
Other deferred credits and liabilities	42	42
Deferred income taxes (Note 5)	163	164
Commitments and contingent liabilities (Note 8)

Total Liabilities	3,622	3,146

Equity
Sunoco Logistics Partners L.P. equity
Limited Partners’ interest	937	940
General Partner’s interest	29	28
Accumulated other comprehensive loss	(3)	(3)

Total Sunoco Logistics Partners L.P. equity	963	965
Noncontrolling interests	78	77

Total Equity	1,041	1,042

Total Liabilities and Equity	$4,663	$4,188

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	2010	2010
	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$50	$43
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18	15
Amortization of financing fees and bond discount	1	1
Restricted unit incentive plan expense	3	4
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	152	21
Accounts receivable, net	(409)	(67)
Inventories	(236)	(261)
Accounts payable and accrued liabilities	427	256
Accrued taxes payable	(1)	(2)
Other	1	(9)

Net cash provided by operating activities	6	1

Cash Flows from Investing Activities:
Capital expenditures	(28)	(27)

Net cash used in investing activities	(28)	(27)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(51)	(48)
Distributions paid to noncontrolling interests	(1)	-
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(3)	(2)
Repayments under credit facility	(19)	(303)
Borrowings under credit facility	70	77
Net proceeds from issuance of long-term debt	-	494
Repayment of promissory note to general partner	-	(201)
Advances to affiliated companies, net	27	8
Other	(1)	1

Net cash provided by financing activities	22	26

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	2	2

Cash and cash equivalents at end of period	$2	$2

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(in millions)

	Limited Partners	Limited Partners	Limited Partners	Limited Partners	Limited Partners
	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2010	$837	$27	$(2)	$-	$862

Comprehensive Income:
Net Income	33	10	-	-	43

Total comprehensive income	33	10	-	-	43
Units issued under incentive plans	4	-	-	-	4
Distribution equivalent rights	(1)	-	-	-	(1)
Payments of statutory withholding on issuance of restricted unit incentive plan	(2)	-	-	-	(2)
Distribution related to IDR transaction	(197)	(4)	-	-	(201)
Distributions paid to limited partners, general partner and noncontrolling interests	(34)	(14)	-	-	(48)

Balance at March 31, 2010	$640	$19	$(2)	$-	$657

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2011	$940	$28	$(3)	$77	$1,042

Comprehensive Income:
Net Income	36	12	-	2	50
Change in cash flow hedges	-	-	1	-	1

Total comprehensive income	36	12	1	2	51
Units issued under incentive plans	3	-	-	-	3
Distribution equivalent rights	-	-	-	-	-
Payments of statutory withholding on issuance of restricted unit incentive plan	(3)	-	-	-	(3)
Distributions paid to limited partners, general partner and noncontrolling interests	(39)	(12)	-	(1)	(52)
Other	-	1	(1)	-	-

Balance at March 31, 2011	$937	$29	$(3)	$78	$1,041

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sunoco Logistics Partners L.P. (“the Partnership”) is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products and crude oil pipelines, terminalling and storage assets, and refined products and crude oil acquisition and marketing assets. Sunoco, Inc. and its wholly-owned subsidiaries including Sunoco, Inc. (R&M) are collectively referred to as “Sunoco.” The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil in 17 states located in the northeast, midwest, southeast and southwest United States. Sunoco accounted for approximately 13 percent of the Partnership’s total revenues for the three months ended March 31, 2011.

The condensed consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. and include the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity (“VIE”). All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in equity and net income are shown separately in the condensed consolidated balance sheets and statements of income. Equity ownership interests in corporate joint ventures, in which the Partnership does not have a controlling financial interest, are accounted for under the equity method of accounting.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. The Partnership expects the interim increase in quantities of inventory to significantly decline by year end and therefore, has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the three months ended March 31, 2011 are not necessarily indicative of results for the full year 2011.

2. Related Party Transactions

Incentive Distribution Rights Exchange

In January 2010, the Partnership entered into a repurchase agreement with its general partner, whereby the Partnership agreed to the repurchase from the general partner the existing incentive distribution rights (“IDRs”) for $201 million and issue new IDRs. Pursuant to this transaction, the Partnership executed the third amended and restated agreement of limited partnership. This new partnership agreement reflects the cancellation of the original IDRs and the authorization and issuance of the new IDRs.

The Partnership initially financed this arrangement with a promissory note to the general partner that was due December 31, 2010. A portion of the proceeds from the February 2010 issuance of $500 million in Senior Notes were used to repay this promissory note in full in the first quarter 2010.

Promissory Note from Affiliate

In July 2010, the Partnership acquired a butane blending business from Texon L.P. The acquisition was partially funded by a three-year, subordinated, $100 million note from Sunoco, which bears interest at three-month LIBOR plus 275 basis points per annum.

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

Administrative Services

Under the Omnibus Agreement, the Partnership pays Sunoco an annual administrative fee that includes expenses incurred by Sunoco and its affiliates to perform certain centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $5 million for the year ended December 31, 2010. The fee increased to $13 million for 2011 to cover shared management costs, including senior executives, which were previously recorded as a direct expense by the Partnership. The increase was also driven by a higher allocation of fees associated with corporate functions which were previously outsourced to third parties. This fee does not include the salaries of pipeline and terminal personnel or other employees of the general partner or the cost of their employee benefits. The Partnership has no employees, and reimburses Sunoco and its affiliates for these costs and other direct expenses incurred on the Partnership’s behalf. These costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership.

In addition to the annual administrative fee, selling, general and administrative expenses in the statements of income include the allocation of shared insurance costs. The Partnership’s share of allocated Sunoco employee benefit plan expenses, including noncontributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the statements of income.

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

In March 2011, Sunoco completed the sale of its Toledo refinery to affiliates of PBF Holding Company LLC (“PBF”). Certain of the Partnership’s agreements with Sunoco to supply or purchase crude oil and provide pipeline and terminalling services to support the Toledo refinery have been assigned to PBF or its agents in connection with the sale. The sale of the refinery is not expected to have a material impact on the Partnership’s financial results.

Capital Contributions

In February 2011 and 2010 the Partnership issued less than 0.1 million limited partnership units to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of limited partnership units, the general partner contributed $0.1 million during the first quarter 2011 and less than $0.1 million during the first quarter 2010 to maintain its 2 percent general partner interest. The Partnership recorded these amounts as capital contributions within its condensed consolidated balance sheets.

3. Net Income Per Unit Data

The general partner’s interest in net income attributable to Sunoco Logistics Partners L.P. (“net income attributable to the Partnership”) consists of its 2 percent general partner interest and “incentive distributions,” which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 10). The general partner was allocated net income attributable to the Partnership of $12 and $10 million (representing 25 and 23 percent of total net income attributable to the Partnership) for the three months ended March 31, 2011 and 2010, respectively. Diluted net income attributable to the Partnership per limited partner unit is calculated by dividing limited partners’ interest in net income by the sum of the weighted average number of limited partnership units outstanding and the dilutive effect of incentive unit awards (see Note 11), calculated using the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income attributable to the Partnership per limited partner unit to those used to compute diluted net income attributable to the Partnership per limited partner unit for the three months ended March 31, 2011 and 2010:

	2010	2010
	Three Months Ended March 31,
	2011	2010
	(in millions)
Weighted average number of limited partner units outstanding - basic	33.1	31.0
Add effect of dilutive incentive awards	0.2	0.2

Weighted average number of limited partner units - diluted	33.3	31.2

4. Inventories

The components of inventories are as follows:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
	(in millions)
Crude oil	$276	$39
Refined products	14	16
Refined products additives	2	2
Materials, supplies and other	7	6

	$299	$63

5. Income Taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes, or for the majority of states that impose income taxes. However, there are some states in which the Partnership operates where it is subject to both state and local income taxes. Substantially all of the income tax expense and income tax accruals reflected in the condensed consolidated financial statements relate to the consolidation of Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“West Texas Gulf”), both of which are subject to income taxes for federal and state purposes. The Partnership also has deferred tax balances related to the difference between the book and tax bases of the assets and liabilities of Mid-Valley and West Texas Gulf.

6. Investment in Affiliates

The Partnership’s corporate joint ventures own and operate refined products and crude oil pipeline systems. The Partnership’s ownership percentages in and method of accounting for these corporate joint ventures as of and for the quarters ended March 31, 2011 and 2010 were as follows:

	Ownership Percentage	Ownership Percentage	Ownership Percentage	Ownership Percentage
	As of and for the quarter ended
	March 31, 2011		March 31, 2010
	Ownership Percentage	Accounting Method	Ownership Percentage	Accounting Method
Explorer Pipeline Company	9.4%	Equity method	9.4%	Equity method
Yellowstone Pipe Line Company	14.0%	Equity method	14.0%	Equity method
West Shore Pipe Line Company	17.1%	Equity method	12.3%	Equity method
Wolverine Pipe Line Company	31.5%	Equity method	31.5%	Equity method
West Texas Gulf Pipe Line Company	60.3%	Consolidated	43.8%	Equity method
Mid-Valley Pipeline Company	91.0%	Consolidated	55.3%	Equity method

The following table provides summarized, unaudited income statement information on a 100 percent basis for the Partnership’s equity ownership interests for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Income Statement Data:(1)
Total revenues	$73	$96
Income before income taxes	$24	$41
Net income	$14	$25

(1)

The income statement data for the quarter ended March 31, 2011 excludes amounts related to Mid-Valley and West Texas Gulf. Such amounts are consolidated in the Partnership’s condensed consolidated financial statements since the acquisition of additional interests in the third quarter 2010.

The following table provides summarized, unaudited balance sheet information on a 100 percent basis for the Partnership’s equity ownership interests as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in millions)
Balance Sheet Data:
Current assets	$127	$122
Non-current assets	$641	$646
Current liabilities	$130	$122
Non-current liabilities	$543	$546
Net equity	$95	$100

7. Debt

The components of the Partnership’s long-term debt balances are as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Affiliated Companies
Promissory note (3.05% as of March 31, 2011), due May 2013	$100	$100

Credit Facilities
$63 million Credit Facility (2.75% as of March 31, 2011), due September 2011	31	31
$395 million Credit Facility (0.56% as of March 31, 2011), due November 2012	51	—

	$82	$31

Senior Notes
Senior Notes - 7.25%, due February 15, 2012	$250	$250
Senior Notes - 8.75%, due February 15, 2014	175	175
Senior Notes - 6.125%, due May 15, 2016	175	175
Senior Notes - 5.50%, due February 15, 2020	250	250
Senior Notes - 6.85%, due February 15, 2040	250	250

	1,100	1,100
Less:
Unamortized bond discount	(2)	(2)

Total long-term debt	$1,180	$1,129

8. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At March 31, 2011 and December 31, 2010, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $4 million for both periods. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $2 and less than $1 million for the three-month periods ended March 31, 2011 and 2010, respectively.

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

Sunoco has indemnified the Partnership for 30 years from environmental and toxic tort liabilities related to the assets contributed to the Partnership that arose from the operation of such assets prior to the closing of the February 2002 initial public offering (“IPO”). Sunoco has indemnified the Partnership for 100 percent of all losses asserted within the first 21 years of closing of the IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent per year. For example, for a claim asserted during the twenty-third year after closing of the IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco for events and conditions associated with the operation of the Partnership’s assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify the Partnership.

Sunoco has also indemnified the Partnership for liabilities other than environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arose out of Sunoco’s ownership and operation of the assets prior to the closing of the IPO and that are asserted within 10 years after closing of the IPO. In addition, Sunoco has also indemnified the Partnership from liabilities relating to certain defects in title for the assets contributed to the Partnership; liabilities associated with failure to obtain certain consents and permits necessary to conduct its business that may arise within 10 years after closing of the IPO; liabilities relating to legal actions currently pending against Sunoco or its affiliates; and liabilities related to events and conditions associated with any assets retained by Sunoco or its affiliates.

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at March 31, 2011. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at March 31, 2011.

9. Equity

The changes in the number of limited partnership units outstanding from January 1, 2010 through March 31, 2011 are as follows:

Units
(in thousands)
Balance at January 1, 2010	30,981
Issuance of Limited Partner units to the public in August 2010	2,013
Units issued under incentive plans	72

Balance at December 31, 2010	33,066

Units issued under incentive plans	63

Balance at March 31, 2011	33,129

10. Cash Distributions

Within 45 days after the end of each quarter, the Partnership distributes all cash on hand at the end of the quarter, less reserves established by the general partner at its discretion. This is defined as “available cash” in the partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct the Partnership’s business. The Partnership will make quarterly distributions to the extent there is sufficient cash from operations after the establishment of cash reserves and the payment of fees and expenses, including payments to the general partner.

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

In January 2010, the Partnership repurchased, and its general partner transferred and assigned to the Partnership for cancellation, the IDRs held by the general partner under the Second Amended and Restated Agreement of Limited Partnership, as amended, as consideration for (i) the Partnership’s issuance to the general partner of new IDRs issued under the Third Amended and Restated Agreement of Limited Partnership and (ii) the issuance to the general partner of a promissory note in the amount of $201 million. In February 2010, the Operating Partnership issued a total of $500 million in senior notes which mature in February 2020 and February 2040. A portion of the net proceeds from this offering was used to repay in full this promissory note.

The following table shows the target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s limited partnership units under the new IDRs:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner	Unitholders

First Target Distribution	up to $0.500	2%	98%
Second Target Distribution	above $0.500 up to $0.575	15%*	85%
Third Target Distribution	above $0.575 up to $1.5825	37%*	63%
Thereafter	above $1.5825	50%*	50%

* Includes 2 percent general partner interest.

The distributions paid by the Partnership for the period from January 1, 2010 through March 31, 2011 are summarized below. The distribution of $201 million paid to the general partner in connection with the repurchase and exchange of the general partner’s IDRs has been excluded.

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
February 14, 2011	$1.180	$39	$12
November 12, 2010	$1.170	$39	$12
August 13, 2010	$1.140	$35	$11
May 14, 2010	$1.115	$35	$10
February 12, 2010	$1.090	$34	$14

On April 26, 2011, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $1.195 per limited partnership unit ($4.78 annualized), representing the distribution for the first quarter 2011. The $52 million distribution, including $12 million to the general partner, will be paid on May 13, 2011 to unitholders of record on May 9, 2011. The change in distribution “splits” resulted in a $6 million reduction of the general partner’s cash distribution as compared to the previous methodology for the first quarter of 2011.

11. Management Incentive Plan

Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC Long-Term Incentive Plan for employees and directors of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors with respect to employee awards, and by the non-independent members of the general partner’s board of directors with respect to awards granted to the independent members. The LTIP currently permits the grant of restricted units and unit options covering an additional 0.4 million limited partnership units. Restricted unit awards may also include tandem distribution equivalent rights (“DERs”) at the discretion of the Compensation Committee.

During the first quarter of 2011 and 2010, the Partnership issued 63 and 66 thousand units under the LTIP. The Partnership recognized share-based compensation expense of $3 and $4 million for the three-month periods ended March 31, 2011 and 2010, respectively. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of equity when earned.

12. Derivatives and Risk Management

The Partnership is exposed to various market risks, including volatility in crude oil and refined product prices, counterparty credit risk and interest rate risk.

Price Risk Management

The Partnership is exposed to risks associated with changes in the market price of crude oil and refined products as a result of the forecasted purchase or sale of these products. These risks are primarily associated with price volatility related to pre-existing or anticipated purchases and sales. Price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. In order to manage such exposure, the Partnership’s policy is (i) to only purchase crude oil and refined products for which sales contracts have been executed or for which ready markets exist, (ii) to structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not to acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Although the Partnership seeks to maintain a balanced inventory position within its commodity inventories, net unbalances may occur for short periods of time due to production, transportation and delivery variances. When physical inventory builds or draws do occur, the Partnership continuously manages the variance to a balanced position over a period of time. Pursuant to the Partnership’s approved risk management policy, derivative contracts may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions.

The physical contracts related to the Partnership’s crude oil and refined products businesses that qualify as derivatives have been designated as normal purchases and sales and are accounted for using traditional accrual accounting. The Partnership accounts for derivatives that do not qualify as normal purchases and sales at fair value. The Partnership does not utilize derivative instruments to manage its exposure to prices related to crude oil purchase and sale activities. The Partnership does utilize derivatives such as swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it.

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

As of and for the periods ended March 31, 2011 and 2010, the impact of the Partnership’s hedging activities was not material to the condensed consolidated financial statements. The Partnership had open derivative positions of 1.1 and 0.1 million barrels of refined products at March 31, 2011 and 2010, respectively. The derivatives outstanding as of March 31, 2011 vary in duration but do not extend beyond March 2012. As of March 31, 2011 and December 31, 2010, the Partnership had the following derivative asset and liability balances:

	0000000000000000	0000000000000000
	March 31, 2011	December 31, 2010
	(in millions)
Derivative assets	$-	$2
Derivative liabilities	(2)	(6)

	$(2)	$(4)

Credit Risk Management

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

The Partnership maintains credit policies with regard to its counterparties that management believes minimize the overall credit risk. The Partnership’s customers’ credit positions are analyzed prior to the extension of credit and periodically after credit has been extended. The Partnership manages its exposure to derivative counterparty credit risk through credit analysis, credit approvals, credit limits, and monitoring procedures. The Partnership does not have over-the-counter derivatives that are entered into with counterparties outside of regulated exchanges.

Interest Rate Risk Management

The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed- and variable-rate debt. At March 31, 2011, the Partnership had $182 million of variable-rate borrowings under the revolving credit facilities and promissory notes from affiliated companies.

13. Fair Value Measurements

The Partnership applies fair value accounting for all financial assets and liabilities that are required to be measured at fair value under current accounting rules. The assets and liabilities that are measured at fair value on a recurring basis are not material to the Partnership’s condensed consolidated balance sheets.

The Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by the Accounting Standards Codification.

The Partnership generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. The Partnership’s current assets (other than derivatives and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximate their carrying value due to their short-term nature. The Partnership’s derivatives are measured and recorded at fair value, based on observable market prices and other valuation methodologies. At March 31, 2011, the fair values of the credit facilities and the promissory note to Sunoco approximate their carrying value, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the Senior Notes is based on quoted market prices. The estimated aggregate fair value of the Senior Notes at March 31, 2011 is $1.2 billion, compared to the carrying amount of $1.1 billion. The estimated aggregate fair value of the Senior Notes at December 31, 2010 was $1.2 billion, compared to the carrying amount of $1.1 billion.

14. Business Segment Information

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities, and Crude Oil Pipeline System.

The following tables set forth condensed statement of income information concerning the Partnership’s business segments and reconcile total segment operating income to net income attributable to Sunoco Logistics Partners L.P. for the three months ended March 31, 2011 and 2010, respectively.

	0000000000	0000000000
	Three Months Ended March 31,
	2011	2010
	(in millions)
Segment Operating Income

Refined Products Pipeline System:
Sales and other operating revenue:
Affiliates	$17	$18
Unaffiliated customers	10	12
Operating Income	$5	$8

Terminal Facilities:
Sales and other operating revenue:
Affiliates	$33	$29
Unaffiliated customers	54	26
Operating Income	$29	$22

Crude Oil Pipeline System:
Sales and other operating revenue:
Affiliates	$253	$126
Unaffiliated customers	1,891	1,469
Operating Income	$41	$28

	0000000	0000000
	Three Months Ended March 31,
	2011	2010
	(in millions)
Reconciliation of Segment Operating Income to Net Income Attributable to Sunoco Logistics Partners L.P.
Operating Income:
Refined Products Pipeline System	$5	$8
Terminal Facilities	29	22
Crude Oil Pipeline System	41	28

Total segment operating income	$75	$58
Net interest expense	20	15

Income before provision for income taxes	$55	$43
Provision for income taxes	5	-

Net Income	$50	$43
Net Income attributable to noncontrolling interests	2	-

Net Income Attributable to Sunoco Logistics Partners L.P.	$48	$43

The following table provides the identifiable assets for each segment as of March 31, 2011 and December 31, 2010:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
	(in millions)
Refined Products Pipeline System	$531	$531
Terminal Facilities	858	857
Crude Oil Pipeline System	3,211	2,713
Corporate and other	63	87

Total identifiable assets	$4,663	$4,188

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

15. Supplemental Condensed Consolidating Financial Information

The Partnership serves as guarantor of the Senior Notes and of any obligations under the $395 million and $63 million Credit Facilities. These guarantees are full and unconditional. For purposes of the following footnote, Sunoco Logistics Partners L.P. is referred to as “Parent Guarantor” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” All other consolidated subsidiaries of the Partnership are collectively referred to as “Non-Guarantor Subsidiaries.”

The following supplemental condensed consolidating financial information reflects the Parent Guarantor’s separate accounts, the Subsidiary Issuer’s separate accounts, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations and the Parent Guarantor’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent Guarantor’s investments in its subsidiaries and the Subsidiary Issuer’s investments in its subsidiaries are accounted for under the equity method of accounting.

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$-	$-	$303	$-	$303
Unaffiliated customers	-	-	1,955	-	1,955
Equity in earnings of subsidiaries	48	67	-	(115)	-
Other income	-	-	2	-	2

Total Revenues	48	67	2,260	(115)	2,260

Costs and Expenses
Cost of products sold and operating expenses	-	-	2,145	-	2,145
Depreciation and amortization expense	-	-	18	-	18
Selling, general and administrative expenses	-	-	22	-	22

Total Costs and Expenses	-	-	2,185	-	2,185

Operating Income	48	67	75	(115)	75
Net interest cost to affiliates	-	-	1	-	1
Other interest cost and debt expense, net	-	20	-	-	20
Capitalized interest	-	(1)	-	-	(1)

Income Before Provision for Income Taxes	48	48	74	(115)	55
Provision for income taxes	-	-	5	-	5

Net Income	48	48	69	(115)	50
Net income attributable to non controlling interests	-	-	2	-	2

Net Income attributable to Sunoco Logistics Partners L.P.	$48	$48	$67	$(115)	$48

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2010

(in millions, unaudited)

	0000000000	0000000000	0000000000	0000000000	0000000000
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$-	$-	$173	$-	$173
Unaffiliated customers	-	-	1,507	-	1,507
Equity in earnings of subsidiaries	43	57	-	(100)	-
Other income	-	-	8	-	8

Total Revenues	43	57	1,688	(100)	1,688

Costs and Expenses
Cost of products sold and operating expenses	-	-	1,594	-	1,594
Depreciation and amortization expense	-	-	15	-	15
Selling, general and administrative expenses	-	-	21	-	21

Total Costs and Expenses	-	-	1,630	-	1,630

Operating Income	43	57	58	(100)	58
Net interest cost to affiliates	-	(1)	1	-	-
Other interest cost and debt expense, net	-	16	-	-	16
Capitalized interest	-	(1)	-	-	(1)

Income Before Provision for Income Taxes	43	43	57	(100)	43
Provision for income taxes	-	-	-	-	-

Net Income	43	43	57	(100)	43
Net income attributable to noncontrolling interests	-	-	-	-	-

Net Income attributable to Sunoco Logistics Partners L.P.	$43	$43	$57	$(100)	$43

Condensed Consolidating Balance Sheet

March 31, 2011

(in millions, unaudited)

	Total00000	Total00000	Total00000	Total00000	Total00000
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$-	$2	$-	$-	$2
Advances to affiliated companies	4	47	(34)	-	17
Accounts receivable, affiliated companies	-	-	2	-	2
Accounts receivable, net	-	-	1,945	-	1,945
Inventories	-	-	299	-	299

Total Current Assets	4	49	2,212	-	2,265

Properties, plants and equipment, net	-	-	2,140	-	2,140
Investment in affiliates	958	2,246	72	(3,204)	72
Goodwill	-	-	63	-	63
Intangible assets, net	-	-	107	-	107
Other assets	-	6	10	-	16

Total Assets	$962	$2,301	$4,604	$(3,204)	$4,663

Liabilities and Equity
Current Liabilities
Accounts payable	$-	$-	$2,004	$-	$2,004
Accrued liabilities	-	12	78	-	90
Accrued taxes payable	-	-	43	-	43

Total Current Liabilities	-	12	2,125	-	2,137

Long-term debt, affiliated companies	-	100	-	-	100
Long-term debt	-	1,180	-	-	1,180
Other deferred credits and liabilities	-	-	42	-	42
Deferred income taxes	-	-	163	-	163

Total Liabilities	-	1,292	2,330	-	3,622

Equity
Total Sunoco Logistics Partners L.P. equity	962	1,009	2,196	(3,204)	963
Noncontrolling interests	-	-	78	-	78

Total Equity	962	1,009	2,274	(3,204)	1,041

Total Liabilities and Equity	$962	$2,301	$4,604	$(3,204)	$4,663

Condensed Consolidating Balance Sheet

December 31, 2010

(in millions)

	Total 00000	Total 00000	Total 00000	Total 00000	Total 00000
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$-	$2	$-	$-	$2
Advances to affiliated companies	28	47	(31)	-	44
Accounts receivable, affiliated companies	-	-	154	-	154
Accounts receivable, net	-	-	1,536	-	1,536
Inventories	-	-	63	-	63

Total Current Assets	28	49	1,722	-	1,799

Properties, plants and equipment, net	-	-	2,128	-	2,128
Investment in affiliates	937	2,182	73	(3,119)	73
Goodwill	-	-	63	-	63
Intangible assets, net	-	-	109	-	109
Other assets	-	7	9	-	16

Total Assets	$965	$2,238	$4,104	$(3,119)	$4,188

Liabilities and Equity
Current Liabilities
Accounts payable	$-	$-	$1,591	$-	$1,591
Accrued liabilities	1	24	51	-	76
Accrued taxes payable	-	-	44	-	44

Total Current Liabilities	1	24	1,686	-	1,711

Long-term debt, affiliated companies	-	100	-	-	100
Long-term debt	-	1,129	-	-	1,129
Other deferred credits and liabilities	-	-	42	-	42
Deferred income taxes	-	-	164	-	164

Total Liabilities	1	1,253	1,892	-	3,146

Equity
Total Sunoco Logistics Partners L.P. equity	964	985	2,135	(3,119)	965
Noncontrolling interests	-	-	77	-	77

Total Equity	964	985	2,212	(3,119)	1,042

Total Liabilities and Equity	$965	$2,238	$4,104	$(3,119)	$4,188

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(in millions, unaudited)

	Total 00000	Total 00000	Total 00000	Total 00000	Total 00000
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$48	$36	$37	$(115)	$6

Cash Flows from Investing Activities:
Capital expenditures	-	-	(28)	-	(28)
Intercompany	(20)	(87)	(8)	115	-

Net cash used in investing activities	(20)	(87)	(36)	115	(28)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(51)	-	-	-	(51)
Distributions paid to noncontrolling interests	(1)	-	-	-	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	-	-	(3)	-	(3)
Repayments under credit facility	-	(19)	-	-	(19)
Borrowings under credit facility	-	70	-	-	70
Advances to affiliates, net	24	-	3	-	27
Other	-	-	(1)	-	(1)

Net cash provided by financing activities	(28)	51	(1)	-	22

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	-	2	-	-	2

Cash and cash equivalents at end of period	$-	$2	$-	$-	$2

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2010

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$43	$36	$23	$(101)	$1

Cash Flows from Investing Activities:
Capital expenditures	-	-	(27)	-	(27)
Intercompany	192	(305)	12	101	-

Net cash used in investing activities	192	(305)	(15)	101	(27)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(48)	-	-	-	(48)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	-	-	(2)	-	(2)
Repayments under credit facility	-	(303)	-	-	(303)
Borrowings under credit facility	-	77	-	-	77
Net proceeds from issuance of long term debt	-	494	-	-	494
Repayment of promissory note to general partner	(201)	-	-	-	(201)
Advances to affiliates, net	13	-	(5)	-	8
Other	1	1	(1)	-	1

Net cash provided by financing activities	(235)	269	(8)	-	26

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	-	2	-	-	2

Cash and cash equivalents at end of period	$-	$2	$-	$-	$2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
Refined Products Pipeline System:
Refined products pipeline throughput (thousands of barrels per day)(1)	410	456
Revenue per barrel (cents)	71.8	70.9
Terminal Facilities:
Terminal throughput (thousands of barrels per day):
Refined product terminals	478	459
Nederland terminal	696	726
Refinery terminals	389	498
Crude Oil Pipeline System:
Crude oil pipeline throughput (thousands of barrels per day) (2)	1,493	837
Crude oil purchases at wellhead (thousands of barrels per day)	189	184
Gross margin per barrel of pipeline throughput (cents)(2)(3)	35.9	40.1
Average crude oil price (per barrel)	$94.25	$78.79

(1)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(2)

In July 2010, the Partnership acquired additional interests in the Mid-Valley and West Texas Gulf crude oil pipelines, which previously had been recorded as equity investments. The Partnership obtained a controlling financial interest as a result of these acquisitions and began accounting for these entities as consolidated subsidiaries from their respective acquisition dates. Volumes for the three months ended March 31, 2011 of 656 thousand bpd, and the related gross margin, have been included in the crude oil pipeline throughput and gross margin per barrel of throughput. The amounts presented for the three month period ended March 31, 2010 exclude amounts attributable to these systems.

(3)	Represents total segment sales and other operating revenue, minus cost of products sold and operating expenses and depreciation and amortization, divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income for Sunoco Logistics Partners L.P. (“the Partnership”) was $50 million for the first quarter 2011 as compared with $43 million for the first quarter 2010. The $7 million increase is primarily related to an increase in operating income associated with the Partnership’s acquisitions and organic growth capital in 2010 and 2011. These increases were partially offset by an increase in interest expense, related to the issuance of the $500 million Senior Notes in the first quarter of 2010, along with higher depreciation expense and income tax expense related to acquisitions and organic growth capital.

Analysis of Segment Operating Income

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities and Crude Oil Pipeline System.

Refined Products Pipeline System

Operating income for the first quarter 2011 decreased from the prior year period due to lower pipeline volumes on our refined product pipelines in the southwest and unplanned refinery outages in the northeast.

Terminal Facilities

The improvement in operating income from the prior year period was primarily related to increased results from the butane blending business acquired in July 2010, higher volumes and fees at the refined products terminals and higher operating gains at the Nederland Terminal facility. These improvements were partially offset by lower throughput at the Partnership’s refinery terminals related to unplanned refinery outages in the northeast.

Crude Oil Pipeline System

Operating income for the first quarter 2011 increased from the prior year period primarily due to incremental operating income associated with the Partnership’s acquisitions of additional joint venture interests and higher lease acquisition results.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under our credit facilities are our primary sources of liquidity. At March 31, 2011, we had net working capital of $128 million and available borrowing capacity under the credit facilities of $376 million. Our working capital position reflects crude oil and refined products inventories based on historical costs under the LIFO method of accounting. If the inventories had been valued at their current replacement cost, we would have had working capital of $369 million at March 31, 2011. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

Capital Resources

Credit Facilities

Sunoco Logistics Partners Operations L.P. (“the Operating Partnership”) has a five-year $395 million Credit Facility, which is available to fund the Partnership’s working capital requirements, to finance future acquisitions and future capital projects and for general partnership purposes. The facility, which matures in November 2012, had $51 million outstanding at March 31, 2011. This facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin), or (iii) the federal funds rate plus an applicable margin.

The Operating Partnership also has a $63 million revolving credit facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and future capital projects and for general partnership purposes. The facility, which matures in September 2011 and may be repaid at any time, had $31 million outstanding at March 31, 2011. This facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin, or (c) LIBOR plus 1.0 percent plus an applicable margin.

The $395 million and $63 million Credit Facilities contain various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, or f) enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $395 million and $63 million Credit Facilities also limit the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1 and 4.5 to 1, respectively, which can generally be increased to 5.25 to 1 and 5.0 to 1 during an acquisition period. The Partnership’s ratio of total debt to EBITDA was 3.1 to 1 at March 31, 2011, as calculated in accordance with the bank covenants.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the three months ended March 31, 2011 was $6 million compared with $1 million for the first three months of 2010. Net cash provided by operating activities in 2011 related primarily to net income of $50 million, non-cash charges of depreciation and amortization of $18 million offset by a $67 million increase in working capital. The increase in working capital was primarily the result of the Partnership’s contango inventory positions and the associated effect on accounts receivable and accounts payable. The net cash provided by operating activities in 2010 related to net income of $43 million and non-cash charges of depreciation and amortization of $15 million, offset by a $52 million increase in working capital. The increase in working capital was the result of increases in accounts receivables related to contango inventory positions.

Net cash used in investing activities for the first three months of 2011 was $28 million compared with $27 million for the first three months of 2010. Net cash used in investing activities in 2011 consisted of capital expenditures to expand upon the Partnership’s existing butane blending business, increase tankage at the Nederland facility and expand the Partnership’s refined products platform in the southwest United States, as well as maintenance capital associated with the Partnership’s existing assets. Net cash used in investing activities in 2010 included construction projects to expand services at the Partnership’s refined products terminals, increase tankage at the Nederland facility and expand upon the Partnership’s refined products platform in the southwest United States.

Net cash provided by financing activities for the first three months of 2011 was $22 million compared with $26 million for the first three months of 2010. Net cash provided by financing activities for the first three months of 2011 resulted from $51 million in net borrowings under the Partnership’s revolving credit facility and a $27 million decrease in advances to affiliates. These sources of cash were partially offset by $51 million in quarterly distributions to limited and general partners. Net cash provided by financing activities for the first three months of 2010 resulted from $494 million in net proceeds from an issuance of senior notes, partially offset by $226 million net repayment of the Partnership’s credit facilities, $201 million in distributions to repay in full the promissory note issued in connection with the repurchase and exchange of the general partner’s IDRs and $48 million in quarterly distributions paid to limited partners and the general partner.

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

•

Expansion capital expenditures to acquire and integrate complimentary assets to grow the business, to improve operational efficiencies or reduce costs and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented:

	000000	000000
	Three Months Ended March 31,
	2011	2010
	(in millions)
Maintenance	$3	$4
Expansion	25	23

Total	$28	$27

Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.

Expansion capital expenditures for the three months ended March 31, 2011 were $25 million compared to $23 million for the first three months of 2010. Expansion capital for 2011 includes projects to expand upon the Partnership’s butane blending business, increase tankage at the Nederland facility and expand upon the Partnership’s refined products platform in the southwest United States. The Partnership expects to invest $100 to $150 million in expansion capital in 2011, excluding major acquisitions.

Additionally in the first quarter 2011, the Partnership announced the development of Project Mariner West as an expansion of Project Mariner to provide additional ethane takeaway capacity of out the Marcellus Shale. Also in March, West Texas Gulf Pipe Line Company, a consolidated joint venture, announced the development of a project to expand takeaway capacity out of the Permian Basin. Spending on these projects is not included in the estimated $100 to $150 million described above.

Expansion capital for the first three months of 2010 included construction projects to expand services at the Partnership’s refined products terminals, increase tankage at the Nederland facility and expand upon the Partnership’s refined products platform in the southwest United States.

We expect to fund capital expenditures, including any additional acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the credit facilities, other borrowings and the issuance of additional limited partnership units.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including interest rates and volatility in crude oil and refined products commodity prices. To manage such exposure, interest rates and inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management.

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- and variable-rate debt. At March 31, 2011, we had $182 million of variable-rate borrowings under our revolving credit facilities and promissory note to affiliates. The outstanding borrowings bear interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable debt arrangements. Our weighted average interest rate on our variable-rate borrowings was 2 percent at March 31, 2011. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $2 million.

At March 31, 2011, we had $1.1 billion of fixed-rate senior notes, with a fair value of $1.2 billion. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at March 31, 2011 by approximately $77 million.

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

Pursuant to our approved risk management policy, derivative instruments may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions. These instruments are not used to speculate on crude oil or refined products prices, as these activities could expose us to significant losses. The physical contracts related to our crude oil and refined products businesses that qualify as derivatives have been designated as normal purchases and sales and are accounted for using traditional accrual accounting. We do not use derivative instruments to manage our exposure to prices related to crude oil purchase and sales activities. We do use derivative instruments as economic hedges against price changes related to our forecasted refined products purchase and sale activities. These derivative instruments are intended to have equal and opposite effects of the purchase and sale activities. At March 31, 2011, the fair market value of our open derivative positions was a net liability of $2 million on 1.1 million barrels of refined products. These derivative positions vary in length but do not extend beyond March 2012.

For additional information concerning our commodity market risk activities, see Note 12 to the Condensed Consolidated Financial Statements.

Forward-Looking Statements

Some of the information included in this quarterly report on Form 10-Q contains “forward-looking” statements and information relating to Sunoco Logistics Partners L.P. that is based on the current beliefs of our management as well as assumptions made by, and information currently available to, our management.

Forward-looking statements discuss expected future results based on current and pending business operations, and may be identified by words such as “may,” “anticipates,” “believes,” “expects,” “estimates,” “planned,” “scheduled” or similar phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into its existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil and petroleum products that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, refined petroleum products and natural gas liquids we buy and sell;

•	The loss of Sunoco as a customer or a significant reduction in its current level of throughput and storage with us;

•	An increase in the competition encountered by our terminals, pipelines and crude oil acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations governing composition of the products that we transport, terminal and store;

•	Improvements in energy efficiency and technology resulting in reduced demand for petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Vice President, Chief Financial Officer of Sunoco Partners LLC (the Partnership’s general partner), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2011, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the Chief Executive Officer and the Vice President, Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s Chief Executive Officer, and its Vice President, Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

There are certain legal and administrative proceedings arising prior to the February 2002 initial public offering (“IPO”) pending against our Sunoco-affiliated predecessors and us (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify the Partnership for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be our responsibility. In addition, Sunoco is obligated to indemnify us under certain other agreements executed after the IPO.

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

The Partnership and the Environmental Protection Agency (“EPA”) are actively engaged in settlement negotiations related to an October 2008 crude oil release that occured in Boone County, Kentucky and alleged violations of environmental statutes and regulations related to the release. The Partnership expects that the negotiations will be settled in an amount exceeding $0.1 million.

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our financial position at March 31, 2011.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 23, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1:	Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated as of April 25, 2011

10.2:	Sunoco Partners LLC Annual Incentive Plan, as amended and restated as of April 25, 2011

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

32.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

101.1:	The following financial statements from Sunoco Logistics Partners L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statement of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Vice President, Chief Financial Officer

Date: May 5, 2011