Form 10-Q
period 2011-06-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2011-08-04
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At June 30, 2011, the number of the registrant’s Limited Partnership Units outstanding was 33,128,767.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,385	$1,815	$4,340	$3,322
Affiliates (Note 3)	39	214	342	387
Other income	4	10	6	18

Total Revenues	2,428	2,039	4,688	3,727

Costs and Expenses
Cost of products sold and operating expenses	2,266	1,939	4,411	3,533
Depreciation and amortization expense	19	14	37	29
Selling, general and administrative expenses	22	16	44	37

Total Costs and Expenses	2,307	1,969	4,492	3,599

Operating Income	121	70	196	128
Net interest cost - affiliates (Note 3)	1	—	2	—
Other interest cost and debt expense, net	20	20	40	36
Capitalized interest	(2)	(1)	(3)	(2)

Income Before Provision for Income Taxes	$102	$51	$157	$94
Provision for income taxes (Note 6)	6	—	11	—

Net Income	$96	$51	$146	$94
Net income attributable to noncontrolling interests	2	—	4	—

Net income attributable to Sunoco Logistics Partners L.P.	$94	$51	$142	$94

Calculation of Limited Partners’ interest:
Net income attributable to Sunoco Logistics Partners L.P.	$94	$51	$142	$94
Less: General Partner’s interest	(14)	(11)	(26)	(21)

Limited Partners’ interest	$80	$40	$116	$73

Net income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 4):
Basic	$2.42	$1.30	$3.50	$2.36
Diluted	$2.40	$1.29	$3.48	$2.35
Weighted average Limited Partners’ units outstanding:
Basic	33.1	31.0	33.1	31.0
Diluted	33.3	31.2	33.3	31.2

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2011	December 31, 2010
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$6	$2
Advances to affiliated companies (Note 3)	—	44
Accounts receivable, affiliated companies (Note 3)	—	154
Accounts receivable, net	1,912	1,536
Inventories (Note 5)	381	63

Total Current Assets	2,299	1,799

Properties, plants and equipment	3,040	2,799
Less accumulated depreciation and amortization	(702)	(671)

Properties, plants and equipment, net	2,338	2,128

Goodwill	63	63
Investment in affiliates (Note 7)	73	73
Intangible assets, net	105	109
Other assets	20	16

Total Assets	$4,898	$4,188

Liabilities and Equity
Accounts payable	$1,900	$1,591
Current portion of long-term debt (Note 8)	250	—
Accrued liabilities	111	76
Advances from affiliated companies (Note 3)	7	—
Accrued taxes payable (Note 6)	43	44

Total Current Liabilities	2,311	1,711

Long-term debt (Note 8)	1,113	1,129
Long-term debt - affiliated companies (Notes 3 and 8)	100	100
Other deferred credits and liabilities	47	42
Deferred income taxes (Note 6)	223	164
Commitments and contingent liabilities (Note 9)

Total Liabilities	3,794	3,146

Total Equity	1,104	1,042

Total Liabilities and Equity	$4,898	$4,188

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$146	$94
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37	29
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	154	(17)
Accounts receivable, net	(373)	(127)
Inventories	(318)	(282)
Accounts payable and accrued liabilities	343	329
Other	6	1

Net cash (used in) provided by operating activities	(5)	27

Cash Flows from Investing Activities:
Capital expenditures	(69)	(76)
Acquisitions	(99)	—

Net cash (used in) investing activities	(168)	(76)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(103)	(92)
Distributions paid to noncontrolling interests	(2)	—
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(3)	(3)
Repayments under credit facility	(63)	(462)
Borrowings under credit facility	297	308
Net proceeds from issuance of long-term debt	—	494
Repayment of promissory note to general partner	—	(201)
Advances to affiliated companies, net	51	5

Net cash provided by financing activities	177	49

Net change in cash and cash equivalents	4	—
Cash and cash equivalents at beginning of year	2	2

Cash and cash equivalents at end of period	$6	$2

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(in millions)

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2009	$837	$27	$(2)	$—	$862

Comprehensive Income:
Net Income	73	21	—	—	94
Change in cash flow hedges	—	—	1	—	1

Total comprehensive income	73	21	1	—	95
Units issued under incentive plans	4	—	—	—	4
Distribution equivalent rights	(1)	—	—	—	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(3)	—	—	—	(3)
Distribution related to IDR transaction	(197)	(4)	—	—	(201)
Distributions paid to limited partners, general partner and noncontrolling interests	(68)	(24)	—	—	(92)

Balance at June 30, 2010	$645	$20	$(1)	$—	$664

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2010	$940	$28	$(3)	$77	$1,042

Comprehensive Income:
Net Income	116	26	—	4	146
Change in cash flow hedges	—	—	2	—	2

Total comprehensive income	116	26	2	4	148
Units issued under incentive plans	4	—	—	—	4
Distribution equivalent rights	(1)	—	—	—	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(3)	—	—	—	(3)
Noncontrolling equity in joint venture acquisitions	—	—	—	18	18
Distributions paid to limited partners, general partner and noncontrolling interests	(79)	(24)	—	(2)	(105)
Other	1	—	(1)	1	1

Balance at June 30, 2011	$978	$30	$(2)	$98	$1,104

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sunoco Logistics Partners L.P. (“the Partnership”) is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products and crude oil pipelines, terminalling and storage assets, and refined products and crude oil acquisition and marketing assets. The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil in 28 states located in the northeast, midwest, southeast and southwest United States. Sunoco, Inc. and its wholly-owned subsidiaries including Sunoco, Inc. (R&M) are collectively referred to as “Sunoco.” Sunoco accounted for approximately 2 and 7 percent of the Partnership’s total revenues for the three and six months ended June 30, 2011.

The condensed consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. and include the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a controlling voting interest or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity (“VIE”). All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in equity and net income are shown separately in the condensed consolidated balance sheets and statements of income. Equity ownership interests in corporate joint ventures, in which the Partnership does not have a controlling financial interest, are accounted for under the equity method of accounting.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. The Partnership expects the interim increase in quantities of inventory to significantly decline by year end and therefore, has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the three and six months ended June 30, 2011 are not necessarily indicative of results for the full year 2011.

2. Acquisitions

In May 2011, the Partnership acquired an 83.8 percent equity interest in Inland Corporation (“Inland”), which is the owner of 350 miles of active refined products pipelines in Ohio. The pipeline connects three refineries in Ohio to terminals and major markets in Ohio. The Partnership acquired its equity interest for approximately $99 million, net of cash received, through a purchase of a 27.0 percent equity interest from Shell Oil Company (“Shell”) and a 56.8 percent equity interest from Sunoco. The 56.8 percent equity interest acquired from Sunoco is considered a transaction between entities under common control and therefore the assets and liabilities transferred have been recorded by the Partnership at Sunoco’s carrying value. As the Partnership now has a controlling financial interest in Inland, the joint venture is reflected as a consolidated subsidiary of the Partnership from the date of the final acquisition and is included within the Refined Products Pipeline segment. The purchase was ultimately financed with a portion of the net proceeds from the Senior Notes offering in July 2011 (see Note 8).

The following information summarizes the estimated effects of the acquisition on the Partnership’s balance sheet as of the acquisition date:

Inland
(in millions)
Increase in:
Current assets	$3
Properties, plants & equipment, net	175
Current liabilities	(1)
Other deferred credits and liabilities	(1)
Deferred income taxes	(59)
Noncontrolling interests	(18)

Net cash paid for acquisition	$99

In June 2011, the Partnership announced the agreement to acquire a refined products terminal, located in East Boston, Massachusetts from affiliates of ConocoPhillips for $56 million plus inventory. The terminal is the sole service provider of Logan International Airport under a long-term contract. The acquisition is expected to close within the third quarter 2011 and will be included within the Terminal Facilities segment as of the acquisition date.

In July 2011, the Partnership acquired the Eagle Point tank farm and related assets from Sunoco for $100 million. The tank farm is located in Westville, New Jersey and consists of approximately 5 million barrels of active storage for clean products and dark oils. The acquisition was funded by the issuance of $98 million of deferred distribution units to Sunoco, which represent a new class of units on which no distributions are paid, and an additional $2 million general partner interest. The new units convert to common units on the one-year anniversary of their issuance. The acquisition will be included within the Terminal Facilities segment as of the acquisition date.

In August 2011, the Partnership acquired a crude oil purchasing and marketing business from Texon L.P. (“Texon”) for $205 million plus the fair market value of its crude oil inventory. The purchase consists of a lease crude business and gathering assets in 16 states, primarily in the western United States. The current crude oil volume of the business is approximately 75,000 barrels per day at the wellhead. The purchase was financed with a portion of the net proceeds from the Senior Notes offering in July 2011 (see Note 8). The acquisition will be included within the Crude Oil Pipeline segment as of the acquisition date.

3. Related Party Transactions

Incentive Distribution Rights Exchange

In January 2010, the Partnership entered into a repurchase agreement with its general partner, whereby the Partnership agreed to the repurchase from the general partner the existing incentive distribution rights (“IDRs”) for $201 million and issue new IDRs. Pursuant to this transaction, the Partnership executed the third amended and restated agreement of limited partnership. This new partnership agreement reflects the cancellation of the original IDRs and the authorization and issuance of the new IDRs. The Partnership ultimately financed the transaction with a portion of the proceeds from the February 2010 issuance of the 5.50 and 6.85 percent Senior Notes.

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

Affiliated Revenues and Accounts Receivable, Affiliated Companies

The Partnership is party to various agreements with Sunoco to supply refined products and to provide pipeline and terminalling services. Affiliated revenues in the statements of income consist of sales of refined products and crude oil as well as the related provision, and services including pipeline transportation, terminalling, and storage and blending to Sunoco. Prior to March 2011, affiliated revenues included sales of crude oil to Sunoco, which were priced using market based rates. Sales of refined product are priced using market based rates under agreements which are negotiated annually. Service revenues are recognized based on published tariffs or negotiated rates under agreements.

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

Acquisitions

In May 2011, the Partnership acquired a controlling financial interest in Inland from Sunoco. The Partnership acquired its equity interest for approximately $99 million, net of cash received, through a purchase of a 27.0 percent equity interest from Shell and a 56.8 percent equity interest from Sunoco. The purchase price paid to Sunoco in connection with its 56.8 percent equity interest was approximately $73 million.

4. Net Income Per Unit Data

The general partner’s interest in net income attributable to Sunoco Logistics Partners L.P. (“net income attributable to the Partnership”) consists of its 2 percent general partner interest and “incentive distributions,” which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per limited partner unit (see Note 11). The general partner was allocated net income attributable to the Partnership of $14 and $11 million (representing 15 and 22 percent of total net income attributable to the Partnership) for the three months ended June 30, 2011 and 2010, respectively and $26 and $21 million (representing 18 and 22 percent of total net income attributable to the Partnership) for the six months ended June 30, 2011 and 2010, respectively. Diluted net income attributable to the Partnership per limited partner unit is calculated by dividing limited partners’ interest in net income by the sum of the weighted average number of limited partnership units outstanding and the dilutive effect of incentive unit awards (see Note 12), calculated using the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income attributable to the Partnership per limited partner unit to those used to compute diluted net income attributable to the Partnership per limited partner unit for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)

Weighted average number of limited partner units outstanding - basic	33.1	31.0	33.1	31.0
Add effect of dilutive incentive awards	0.2	0.2	0.2	0.2

Weighted average number of limited partner units - diluted	33.3	31.2	33.3	31.2

5. Inventories

The components of inventories are as follows:

	June 30, 2011	December 31, 2010
	(in millions)

Crude oil	$350	$39
Refined products	21	16
Refined products additives	2	2
Materials, supplies and other	8	6

	$381	$63

The increase in the Partnership’s inventory during 2011 was primarily associated with contango inventory positions, which are expected to be significantly reduced by year-end.

6. Income Taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes, or for the majority of states that impose income taxes. However, there are some states in which the Partnership operates where it is subject to both state and local income taxes. Substantially all of the income tax expense and income tax accruals reflected in the condensed consolidated financial statements relate to the consolidation of Mid-Valley Pipeline Company (“Mid-Valley”), West Texas Gulf Pipe Line Company (“West Texas Gulf”) and Inland, all of which are subject to income taxes for federal and state purposes. The Partnership also has deferred tax balances related to the difference between the book and tax bases of the assets and liabilities of Mid-Valley, West Texas Gulf and Inland.

7. Investment in Affiliates

The Partnership’s corporate joint ventures own and operate refined products and crude oil pipeline systems. The Partnership’s ownership percentages in and method of accounting for these corporate joint ventures as of and for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	As of and for the periods ended
	June 30, 2011		June 30, 2010
	Equity Percentage	Accounting Method	Equity Percentage	Accounting Method

Explorer Pipeline Company	9.4%	Equity method	9.4%	Equity method
Yellowstone Pipe Line Company	14.0%	Equity method	14.0%	Equity method
West Shore Pipe Line Company	17.1%	Equity method	12.3%	Equity method
Wolverine Pipe Line Company	31.5%	Equity method	31.5%	Equity method
West Texas Gulf Pipe Line Company	60.3%	Consolidated	43.8%	Equity method
Mid-Valley Pipeline Company	91.0%	Consolidated	55.3%	Equity method

The following table provides summarized, unaudited income statement information on a 100 percent basis for the Partnership’s equity ownership interests for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Income Statement Data:(1)
Total revenues	$104	$122	$176	$218
Income before income taxes	$46	$58	$69	$99
Net income	$28	$36	$41	$61

(1)

The income statement data for the three and six months ended June 30, 2011 excludes amounts related to Mid-Valley and West Texas Gulf. Such amounts are included in the Partnership’s condensed consolidated financial statements.

The following table provides summarized, unaudited balance sheet information on a 100 percent basis for the Partnership’s equity ownership interests as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in millions)
Balance Sheet Data:
Current assets	$142	$122
Non-current assets	$639	$646
Current liabilities	$113	$122
Non-current liabilities	$565	$546
Net equity	$103	$100

8. Debt

The components of the Partnership’s debt balances are as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Affiliated Companies
Promissory note (3.00% as of June 30, 2011), due May 2013	$100	$100

Credit Facilities
$63 million Credit Facility (2.69% as of June 30, 2011), due September 2011	$31	$31
$395 million Credit Facility (0.50% as of June 30, 2011), due November 2012	234	—

	$265	$31

Senior Notes
Senior Notes - 7.25%, due February 15, 2012	$250	$250
Senior Notes - 8.75%, due February 15, 2014	175	175
Senior Notes - 6.125%, due May 15, 2016	175	175
Senior Notes - 5.50%, due February 15, 2020	250	250
Senior Notes - 6.85%, due February 15, 2040	250	250

	1,100	1,100
Less:
Unamortized bond discount	(2)	(2)

Total debt	$1,363	$1,129

Senior Notes

In July, 2011 the Operating Partnership issued $300 million of 4.65 percent Senior Notes and $300 million of 6.10 percent Senior Notes (the “2022 and 2042 Senior Notes”), due February 2022 and February 2042, respectively. The net proceeds of $595 million from the 2022 and 2042 Senior Notes were used to pay down outstanding borrowings under the $63 and $395 million revolving credit facilities, which were used to fund the acquisitions of a controlling financial interest in Inland and the Texon crude oil purchasing and marketing business, and for general partnership purposes.

9. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At June 30, 2011 and December 31, 2010, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $4 million. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $1 million and less than $1 million for the three month periods ended June 30, 2011 and 2010, respectively and $3 and $1 million for the six month periods ended June 30, 2011 and 2010, respectively.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at June 30, 2011. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the financial position of the Partnership at June 30, 2011.

10. Equity

The changes in the number of limited partnership units outstanding from January 1, 2010 through June 30, 2011 are as follows:

Units
(in thousands)

Balance at January 1, 2010	30,981
Issuance of Limited Partner units to the public in August 2010	2,013
Units issued under incentive plans	72

Balance at December 31, 2010	33,066

Units issued under incentive plans	63

Balance at June 30, 2011	33,129

In July 2011, the Partnership issued 1.3 million Class A Units to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets. The $98 million of deferred distribution units are a new class of units that will convert to common limited partner units on the one-year anniversary of their issuance.

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

In January 2010, the Partnership repurchased, and its general partner transferred and assigned to the Partnership for cancellation, the IDRs held by the general partner under the Second Amended and Restated Agreement of Limited Partnership, as amended, as consideration for (i) the Partnership’s issuance to the general partner of new IDRs issued under the Third Amended and Restated Agreement of Limited Partnership and (ii) the issuance to the general partner of a promissory note in the amount of $201 million. In February 2010, the Operating Partnership issued the 5.50 and 6.85 percent Senior Notes. A portion of the net proceeds from this offering was used to repay in full this promissory note.

The following table shows the target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s limited partnership units under the new IDRs:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders

First Target Distribution	up to $0.500	2%		98%
Second Target Distribution	above $0.500 up to $0.575	15	%*	85%
Third Target Distribution	above $0.575 up to $1.5825	37	%*	63%
Thereafter	above $1.5825	50	%*	50%

*	Includes 2 percent general partner interest.

The distributions paid by the Partnership for the period from January 1, 2010 through June 30, 2011 are summarized below. The table excludes the distribution of $201 million paid to the general partner in connection with the repurchase and exchange of the general partner’s IDRs.

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)

May 13, 2011	$1.195	$40	$12
February 14, 2011	$1.180	$39	$12
November 12, 2010	$1.170	$39	$12
August 13, 2010	$1.140	$35	$11
May 14, 2010	$1.115	$35	$10
February 12, 2010	$1.090	$34	$14

On July 26, 2011, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $1.215 per limited partnership unit ($4.86 annualized), representing the distribution for the second quarter 2011. The $53 million distribution, including $13 million to the general partner, will be paid on August 12, 2011 to unitholders of record on August 8, 2011. The change in distribution “splits” resulted in a $6 million reduction of the general partner’s cash distribution for the second quarter 2011 as compared to the previous methodology.

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

During the first six months of 2011 and 2010, the Partnership issued 63 and 72 thousand units under the LTIP. The Partnership recognized share-based compensation expense of $4 million for the six month periods ended June 30, 2011 and 2010. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of equity when earned.

13. Derivatives and Risk Management

The Partnership is exposed to various market risks, including volatility in crude oil and refined product prices, counterparty credit risk and interest rate risk.

Price Risk Management

The Partnership is exposed to risks associated with changes in the market price of crude oil and refined products as a result of the forecasted purchase or sale of these products. These risks are primarily associated with price volatility related to pre-existing or anticipated purchases and sales. Price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. In order to manage such exposure, the Partnership’s policy is (i) to only purchase crude oil and refined products for which sales contracts have been executed or for which ready markets exist, (ii) to structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not to acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Although the Partnership seeks to maintain a balanced inventory position within its commodity inventories, net unbalances may occur for short periods of time due to production, transportation and delivery variances. When physical inventory builds or draws do occur, the Partnership continuously manages the variance to a balanced position over a period of time. Pursuant to the Partnership’s risk management policy, derivative contracts may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions.

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

As of and for the periods ended June 30, 2011 and 2010, the impact of the Partnership’s hedging activities was not material to the condensed consolidated financial statements. The Partnership had open derivative positions of 3 million and less than 1 million barrels of refined products at June 30, 2011 and 2010, respectively. The derivatives outstanding as of June 30, 2011 vary in duration but do not extend beyond one year. As of June 30, 2011 and December 31, 2010, the Partnership had the following derivative asset and liability balances:

	June 30, 2011	December 31, 2010
	(in millions)

Derivative assets	$4	$2
Derivative liabilities	(3)	(6)

	$1	$(4)

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

Interest Rate Risk Management

The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed- and variable-rate debt. At June 30, 2011, the Partnership had $365 million of variable-rate borrowings under the revolving credit facilities and promissory notes from affiliated companies.

14. Fair Value Measurements

The Partnership applies fair value accounting for all financial assets and liabilities that are required to be measured at fair value under current accounting rules, primarily derivatives. The assets and liabilities that are measured at fair value on a recurring basis are not material to the Partnership’s condensed consolidated balance sheets.

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

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. The Partnership’s current assets (other than derivatives and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximate their carrying value due to their short-term nature. The Partnership’s derivatives are measured and recorded at fair value, based on observable market prices and other valuation methodologies. At June 30, 2011, the fair values of the credit facilities and the promissory note to Sunoco approximate their carrying value, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the Senior Notes is based on quoted market prices. The estimated aggregate fair value of the Senior Notes at June 30, 2011 is $1.2 billion, compared to the carrying amount of $1.1 billion. The estimated aggregate fair value of the Senior Notes at December 31, 2010 was $1.2 billion, compared to the carrying amount of $1.1 billion.

15. Business Segment Information

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities, and Crude Oil Pipeline System.

The following tables set forth condensed statement of income information concerning the Partnership’s business segments and reconcile total segment operating income to net income attributable to Sunoco Logistics Partners L.P. for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Segment Operating Income

Refined Products Pipeline System:
Sales and other operating revenue:
Unaffiliated customers	$15	$13	$25	$24
Affiliates	14	18	31	37
Operating Income	$8	$13	$13	$21

Terminal Facilities:
Sales and other operating revenue:
Unaffiliated customers	$62	$27	$116	$53
Affiliates	25	32	58	61
Operating Income	$34	$28	$63	$50

Crude Oil Pipeline System:
Sales and other operating revenue:
Unaffiliated customers	$2,307	$1,775	$4,199	$3,244
Affiliates	1	164	253	290
Operating Income	$79	$29	$120	$57

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Reconciliation of Segment Operating Income to Net Income Attributable to Sunoco Logistics Partners L.P.
Operating Income:
Refined Products Pipeline System	$8	$13	$13	$21
Terminal Facilities	34	28	63	50
Crude Oil Pipeline System	79	29	120	57

Total segment operating income	$121	$70	$196	$128
Net interest expense	19	19	39	34

Income before provision for income taxes	$102	$51	$157	$94
Provision for income taxes	6	—	11	—

Net Income	$96	$51	$146	$94
Net Income attributable to noncontrolling interests	2	—	4	—

Net Income Attributable to Sunoco Logistics Partners L.P.	$94	$51	$142	$94

The following table provides the identifiable assets for each segment as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in millions)

Refined Products Pipeline System	$720	$531
Terminal Facilities	884	857
Crude Oil Pipeline System	3,248	2,713
Corporate and other	46	87

Total identifiable assets	$4,898	$4,188

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

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$2,385	$—	$2,385
Affiliates	—	—	39	—	39
Equity in earnings of subsidiaries	94	112	—	(206)	—
Other income	—	—	4	—	4

Total Revenues	94	112	2,428	(206)	2,428

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,266	—	2,266
Depreciation and amortization expense	—	—	19	—	19
Selling, general and administrative expenses	—	—	22	—	22

Total Costs and Expenses	—	—	2,307	—	2,307

Operating Income	94	112	121	(206)	121
Net interest cost to affiliates	—	—	1	—	1
Other interest cost and debt expense, net	—	20	—	—	20
Capitalized interest	—	(2)	—	—	(2)

Income Before Provision for Income Taxes	94	94	120	(206)	102
Provision for income taxes	—	—	6	—	6

Net Income	94	94	114	(206)	96
Net income attributable to noncontrolling interests	—	—	2	—	2

Net Income attributable to Sunoco Logistics Partners L.P.	$94	$94	$112	$(206)	$94

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2010

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$1,815	$—	$1,815
Affiliates	—	—	214	—	214
Equity in earnings of subsidiaries	51	69	—	(120)	—
Other income	—	—	10	—	10

Total Revenues	51	69	2,039	(120)	2,039

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,939	—	1,939
Depreciation and amortization expense	—	—	14	—	14
Selling, general and administrative expenses	—	—	16	—	16

Total Costs and Expenses	—	—	1,969	—	1,969

Operating Income	51	69	70	(120)	70
Net interest cost to affiliates	—	(1)	1	—	—
Other interest cost and debt expense, net	—	20	—	—	20
Capitalized interest	—	(1)	—	—	(1)

Income Before Provision for Income Taxes	51	51	69	(120)	51
Provision for income taxes	—	—	—	—	—

Net Income	51	51	69	(120)	51
Net income attributable to noncontrolling interests	—	—	—	—	—

Net Income attributable to Sunoco Logistics Partners L.P.	$51	$51	$69	$(120)	$51

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$4,340	$—	$4,340
Affiliates	—	—	342	—	342
Equity in earnings of subsidiaries	142	179	—	(321)	—
Other income	—	—	6	—	6

Total Revenues	142	179	4,688	(321)	4,688

Costs and Expenses
Cost of products sold and operating expenses	—	—	4,411	—	4,411
Depreciation and amortization expense	—	—	37	—	37
Selling, general and administrative expenses	—	—	44	—	44

Total Costs and Expenses	—	—	4,492	—	4,492

Operating Income	142	179	196	(321)	196
Net interest cost to affiliates	—	—	2	—	2
Other interest cost and debt expense, net	—	40	—	—	40
Capitalized interest	—	(3)	—	—	(3)

Income Before Provision for Income Taxes	142	142	194	(321)	157
Provision for income taxes	—	—	11	—	11

Net Income	142	142	183	(321)	146
Net income attributable to noncontrolling interests	—	—	4	—	4

Net Income attributable to Sunoco Logistics Partners L.P.	$142	$142	$179	$(321)	$142

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2010

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$3,322	$—	$3,322
Affiliates	—	—	387	—	387
Equity in earnings of subsidiaries	94	126	—	(220)	—
Other income	—	—	18	—	18

Total Revenues	94	126	3,727	(220)	3,727

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,533	—	3,533
Depreciation and amortization expense	—	—	29	—	29
Selling, general and administrative expenses	—	—	37	—	37

Total Costs and Expenses	—	—	3,599	—	3,599

Operating Income	94	126	128	(220)	128
Net interest cost to affiliates	—	(2)	2	—	—
Other interest cost and debt expense, net	—	36	—	—	36
Capitalized interest	—	(2)	—	—	(2)

Income Before Provision for Income Taxes	94	94	126	(220)	94
Provision for income taxes	—	—	—	—	—

Net Income	94	94	126	(220)	94
Net income attributable to noncontrolling interests	—	—	—	—	—

Net Income attributable to Sunoco Logistics Partners L.P.	$94	$94	$126	$(220)	$94

Condensed Consolidating Balance Sheet

June 30, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$4	$—	$6
Accounts receivable, net	—	—	1,912	—	1,912
Inventories	—	—	381	—	381

Total Current Assets	—	2	2,297	—	2,299

Properties, plants and equipment, net	—	—	2,338	—	2,338
Goodwill	—	—	63	—	63
Investment in affiliates	1,030	2,513	73	(3,543)	73
Intangible assets, net	—	—	105	—	105
Other assets	—	6	14	—	20

Total Assets	$1,030	$2,521	$4,890	$(3,543)	$4,898

Liabilities and Equity
Current Liabilities
Accounts payable	$—	$—	$1,900	$—	$1,900
Current portion of long-term debt	—	250	—	—	250
Accrued liabilities	1	24	86	—	111
Advances from affiliated companies	25	(46)	28	—	7
Accrued taxes payable	—	—	43	—	43

Total Current Liabilities	26	228	2,057	—	2,311

Long-term debt	—	1,113	—	—	1,113
Long-term debt, affiliated companies	—	100	—	—	100
Other deferred credits and liabilities	—	—	47	—	47
Deferred income taxes	—	—	223	—	223

Total Liabilities	26	1,441	2,327	—	3,794

Total Equity	1,004	1,080	2,563	(3,543)	1,104

Total Liabilities and Equity	$1,030	$2,521	$4,890	$(3,543)	$4,898

Condensed Consolidating Balance Sheet

December 31, 2010

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$—	$—	$2
Advances to affiliated companies	28	47	(31)	—	44
Accounts receivable, affiliated companies	—	—	154	—	154
Accounts receivable, net	—	—	1,536	—	1,536
Inventories	—	—	63	—	63

Total Current Assets	28	49	1,722	—	1,799

Properties, plants and equipment, net	—	—	2,128	—	2,128
Goodwill	—	—	63	—	63
Investment in affiliates	937	2,182	73	(3,119)	73
Intangible assets, net	—	—	109	—	109
Other assets	—	7	9	—	16

Total Assets	$965	$2,238	$4,104	$(3,119)	$4,188

Liabilities and Equity
Current Liabilities
Accounts payable	$—	$—	$1,591	$—	$1,591
Accrued liabilities	1	24	51	—	76
Accrued taxes payable	—	—	44	—	44

Total Current Liabilities	1	24	1,686	—	1,711

Long-term debt	—	1,129	—	—	1,129
Long-term debt, affiliated companies	—	100	—	—	100
Other deferred credits and liabilities	—	—	42	—	42
Deferred income taxes	—	—	164	—	164

Total Liabilities	1	1,253	1,892	—	3,146

Total Equity	964	985	2,212	(3,119)	1,042

Total Liabilities and Equity	$965	$2,238	$4,104	$(3,119)	$4,188

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$142	$144	$30	$(321)	$(5)

Cash Flows from Investing Activities:
Capital expenditures	—	—	(69)	—	(69)
Acquisitions	—	—	(99)	—	(99)
Intercompany	(90)	(378)	147	321	—

Net cash used in investing activities	(90)	(378)	(21)	321	(168)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(103)	—	—	—	(103)
Distributions paid to noncontrolling interests	(2)	—	—	—	(2)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(3)	—	(3)
Repayments under credit facility	—	(63)	—	—	(63)
Borrowings under credit facility	—	297	—	—	297
Net proceeds from issuance of long term debt	—	—	—	—	—
Repayment of promissory note to general partner	—	—	—	—	—
Advances to affiliates, net	53	—	(2)	—	51

Net cash provided by financing activities	(52)	234	(5)	—	177

Net change in cash and cash equivalents	—	—	4	—	4
Cash and cash equivalents at beginning of period	—	2	—	—	2

Cash and cash equivalents at end of period	$—	$2	$4	$—	$6

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$94	$100	$53	$(220)	$27

Cash Flows from Investing Activities:
Capital expenditures	—	—	(76)	—	(76)
Intercompany	190	(440)	29	221	—

Net cash used in investing activities	190	(440)	(47)	221	(76)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(92)	—	—	—	(92)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(3)	—	(3)
Repayments under credit facility	—	(462)	—	—	(462)
Borrowings under credit facility	—	308	—	—	308
Net proceeds from issuance of long term debt	—	494	—	—	494
Repayment of promissory note to general partner	(201)	—	—	—	(201)
Advances to affiliates, net	9	—	(4)	—	5
Other	—	—	1	(1)	—

Net cash provided by financing activities	(284)	340	(6)	(1)	49

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2	—	—	2

Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,
	2011	2010
Refined Products Pipeline System:(1)(2)
Refined products pipeline throughput (barrels per day)	471	519
Revenue per barrel (cents)	69.1	66.5
Terminal Facilities:
Terminal throughput (barrels per day):
Refined product terminals	479	487
Nederland terminal	771	684
Refinery terminals	393	471
Crude Oil Pipeline System:
Crude oil pipeline throughput (barrels per day) (3)	1,641	906
Crude oil purchases at wellhead (barrels per day)	196	191
Gross margin per barrel of pipeline throughput (cents)(3)(4)	57.8	35.7
Average crude oil price (per barrel)	$102.55	$77.99

(1)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(2)

In May 2011, the Partnership acquired a controlling financial interest in the Inland refined products pipeline. As a result of this acquisition, the Partnership accounted for this entity as a consolidated subsidiary from the acquisition date. Volumes for the three months ended June 30, 2011 of 72 thousand bpd and the related revenue per barrel, have been included in the refined products pipeline throughput and revenue per barrel. From the date of acquisition, this pipeline had actual throughput of approximately 143 thousand bpd for the three months ended June 30, 2011. The amounts presented for the three month period ended June 30, 2010 exclude amounts attributable to this system.

(3)

In July 2010, the Partnership acquired additional interests in the Mid-Valley and West Texas Gulf crude oil pipelines, which previously had been recorded as equity investments. The Partnership obtained a controlling financial interest as a result of these acquisitions and began accounting for these entities as consolidated subsidiaries from their respective acquisition dates. Volumes for the three months ended June 30, 2011 of 717 thousand bpd and the related gross margin, have been included in the crude oil pipeline throughput and gross margin per barrel of throughput. The amounts presented for the three month period ended June 30, 2010 exclude amounts attributable to these systems.

(4)	Represents total segment sales and other operating revenue, minus cost of products sold and operating expenses and depreciation and amortization, divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income for Sunoco Logistics Partners L.P. (“the Partnership”) was $96 million for the second quarter 2011 as compared with $51 million for the second quarter 2010. The $45 million increase is primarily related to expanded crude oil volumes and margins and an increase in operating income associated with the Partnership’s acquisitions and organic growth capital in 2010 and 2011. These increases were partially offset by higher depreciation expense and income tax expense related to acquisitions and organic growth capital.

Analysis of Segment Operating Income

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities and Crude Oil Pipeline System.

Refined Products Pipeline System

Operating income for the second quarter 2011 decreased from the prior year period due to lower pipeline volumes on the Partnership’s refined product pipelines in the southwest and unplanned refinery issues in the northeast. The decreased operating income was partially offset by results from the acquisition of a controlling financial interest in Inland Corporation in the second quarter 2011.

Terminal Facilities

Quarterly operating income was primarily related to increased contributions from the butane blending business acquired in July 2010 and higher tank rentals and fees at the Partnership’s Nederland terminal. These improvements were partially offset by lower throughput at the Partnership’s refined products and refinery terminals.

Crude Oil Pipeline System

Operating income for the second quarter 2011 increased from the prior year period due primarily to expanded crude oil volumes and margins, which benefited from market-related opportunities and the contango market structure. Operating income associated with the Partnership’s acquisitions of additional joint venture interests further contributed to this increase.

Sunoco Logistics Partners L.P.

Operating Highlights

Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30,
	2011	2010
Refined Products Pipeline System:(1)(2)
Refined products pipeline throughput (barrels per day)	441	488
Revenue per barrel (cents)	70.4	68.6
Terminal Facilities:
Terminal throughput (barrels per day):
Refined product terminals	479	473
Nederland terminal	734	705
Refinery terminals	391	484
Crude Oil Pipeline System:
Crude oil pipeline throughput (barrels per day) (3)	1,568	872
Crude oil purchases at wellhead (barrels per day)	193	188
Gross margin per barrel of pipeline throughput (cents)(3)(4)	47.4	37.8
Average crude oil price (per barrel)	$98.42	$78.39

(1)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(2)

In May 2011, the Partnership acquired a controlling financial interest in the Inland refined products pipeline. As a result of this acquisition, the Partnership accounted for this entity as a consolidated subsidiary from the acquisition date. Volumes for the six months ended June 30, 2011 of 36 thousand bpd and the related revenue per barrel, have been included in the refined products pipeline throughput and revenue per barrel. From the date of acquisition, this pipeline had actual throughput of approximately 143 thousand bpd for the six months ended June 30, 2011. The amounts presented for the six month period ended June 30, 2010 exclude amounts attributable to this system.

(3)

In July 2010, the Partnership acquired additional interests in the Mid-Valley and West Texas Gulf crude oil pipelines, which previously had been recorded as equity investments. The Partnership obtained a controlling financial interest as a result of these acquisitions and began accounting for these entities as consolidated subsidiaries from their respective acquisition dates. Volumes for the six months ended June 30, 2011 of 687 thousand bpd and the related gross margin, have been included in the crude oil pipeline throughput and gross margin per barrel of throughput. The amounts presented for the six month period ended June 30, 2010 exclude amounts attributable to these systems.

(4)	Represents total segment sales and other operating revenue, minus cost of products sold and operating expenses and depreciation and amortization, divided by crude oil pipeline throughput.

Analysis of Consolidated Net Income

Net income for Sunoco Logistics Partners L.P. (“the Partnership”) was $146 million for the six month period ended June 30, 2011 as compared with $94 million for the six month period ended June 30, 2010. The $52 million increase is primarily related to an increase in operating income associated with expanded crude oil volumes and margins, which benefited from market-related opportunities and the contango market structure, and contributions from the Partnership’s acquisitions and organic growth capital in 2010 and 2011. These increases were partially offset by an increase in interest expense and tax expense associated with acquisitions and organic growth capital.

Analysis of Segment Operating Income

The Partnership operates in three principal business segments: Refined Products Pipeline System, Terminal Facilities and Crude Oil Pipeline System.

Refined Products Pipeline System

Operating income for the six months ended June 30, 2011 decreased from the prior year period due to lower pipeline volumes on the Partnership’s refined product pipelines in the southwest and unplanned refinery issues in the northeast. The decreased operating income was partially offset by results from the acquisition of a controlling financial interest in Inland Corporation in the second quarter 2011.

Terminal Facilities

The improvement in operating income from the prior year period was primarily related to increased results from the butane blending business acquired in July 2010 and higher tank rentals and fees at the Partnership’s Nederland terminal. These improvements were partially offset by lower throughput at the Partnership’s refined products and refinery terminals, which were negatively impacted by unplanned refinery maintenance during the first quarter 2011.

Crude Oil Pipeline System

Operating income for the six months ended June 30, 2011 increased from the prior year period due primarily to expanded crude oil volumes and margins, which benefitted from market-related opportunities and the contango market structure. Operating income associated with the Partnership’s acquisitions of additional joint venture interests further contributed to this increase.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under our credit facilities are our primary sources of liquidity. At June 30, 2011, we had a net working capital deficit of $12 million and available borrowing capacity under the credit facilities of $192 million. Our working capital position reflects crude oil and refined products inventories based on historical costs under the LIFO method of accounting. The current replacement cost of all such inventories exceeded their carrying value at June 30, 2011 by approximately $153 million. Inventories valued at LIFO are readily marketable at their current replacement values. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

Capital Resources

Credit Facilities

At June 30, 2011 Sunoco Logistics Partners Operations L.P. (“the Operating Partnership”) had a five-year $395 million Credit Facility, which is available to fund the Partnership’s working capital requirements, to finance future acquisitions and future capital projects and for general partnership purposes. The facility, which is scheduled to mature in November 2012, had $234 million outstanding at June 30, 2011. This facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin, (ii) the higher of the federal funds rate plus 0.50 percent or the Citibank prime rate (each plus the applicable margin), or (iii) the federal funds rate plus an applicable margin.

The Operating Partnership also has a $63 million revolving credit facility, which is available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions and future capital projects and for general partnership purposes. The facility, which is scheduled to mature in September 2011, had $31 million outstanding at June 30, 2011. This facility bears interest at the Operating Partnership’s option, at either (i) LIBOR plus an applicable margin or (ii) the higher of (a) the federal funds rate plus 0.50 percent plus an applicable margin, (b) Toronto Dominion’s prime rate plus an applicable margin, or (c) LIBOR plus 1.0 percent plus an applicable margin.

The $395 million and $63 million Credit Facilities contain various covenants limiting the Operating Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, or f) enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $395 million and $63 million Credit Facilities also limit the Operating Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 4.75 to 1 and 4.5 to 1, respectively, which could generally be increased to 5.25 to 1 and 5.0 to 1, respectively, during an acquisition period. The Partnership’s ratio of total debt to EBITDA was 3.1 to 1 at June 30, 2011, as calculated in accordance with the bank covenants.

Senior Notes

In July, 2011 the Operating Partnership issued $300 million of 4.65 percent Senior Notes and $300 million of 6.10 percent Senior Notes (the “2022 and 2042 Senior Notes”), due February 2022 and February 2042, respectively. The net proceeds of $595 million from the 2022 and 2042 Senior Notes were used to pay down the outstanding borrowings under our $63 and $395 million revolving credit facilities, which were used to fund the acquisitions of a controlling financial interest in Inland Corporation and the Texon crude oil purchasing and marketing business, and for general partnership purposes.

Equity Offering

In July 2011, the Partnership issued 1.3 million Class A Units to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets. The $98 million of deferred distribution units are a new class of units that will convert to common limited partner units on the one-year anniversary of their issuance. In connection with this offering, the General Partner was issued an additional $2 million general partner interest to maintain its 2 percent general partner interest in the Partnership.

Cash Flows and Capital Expenditures

Net cash used in operating activities for the six months ended June 30, 2011 was $5 million compared with net cash provided by operating activities of $27 million for the first six months of 2010. Net cash used by operating activities in 2011 related primarily to a net increase in working capital of $194 million, partially offset by net income of $146 million and non-cash charges of depreciation and amortization of $37 million. The increase in working capital was primarily the result of the Partnership’s contango inventory positions and the associated effect on accounts receivable and accounts payable. The net cash provided by operating activities in 2010 related to net income of $94 million and non-cash charges of depreciation and amortization of $29 million, offset by a $97 million increase in working capital. The increase in working capital was the result of increased contango inventory positions.

Net cash used in investing activities for the first six months of 2011 was $168 million compared with $76 million for the first six months of 2010. Net cash used in investing activities in 2011 consisted of the acquisition of the Inland refined products pipeline system in Ohio for $99 million, capital expenditures to expand upon the Partnership’s existing butane blending business, increase tankage at the Nederland facility and expand the Partnership’s refined products platform in the southwest United States, as well as maintenance capital associated with the Partnership’s existing assets. Net cash used in investing activities in 2010 included construction projects to expand services at the Partnership’s refined products terminals, increase tankage at the Nederland facility and expand upon the Partnership’s refined products platform in the southwest United States.

Net cash provided by financing activities for the first six months of 2011 was $177 million compared with $49 million for the six three months of 2010. Net cash provided by financing activities for the first six months of 2011 resulted from $234 million in net borrowings under the Partnership’s revolving credit facility and a $51 million decrease in advances to affiliates. These sources of cash were partially offset by $103 million in quarterly distributions to limited and general partners. Net cash provided by financing activities for the first six months of 2010 resulted from $494 million in net proceeds from an issuance of senior notes, partially offset by $201 million in distributions to repay in full the promissory note issued in connection with the repurchase and exchange of the general partner’s IDRs, a $154 million net repayment of the Partnership’s credit facilities and $92 million in quarterly distributions paid to limited partners and the general partner.

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

The following table summarizes maintenance and expansion capital expenditures, including net cash paid for acquisitions, for the periods presented:

	Six Months Ended June 30,
	2011	2010
	(in millions)

Maintenance	$10	$14
Expansion	158	62

Total	$168	$76

Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.

Expansion capital expenditures for the six months ended June 30, 2011 were $158 million compared to $62 million for the first six months of 2010. Expansion capital for 2011 includes the acquisition of an 83.8 percent equity interest in Inland Corporation for $99 million, which owns a refined products pipeline system in Ohio, projects to expand the Partnership’s butane blending business, increased tankage at the Nederland facility and expansion of the Partnership’s refined products platform in the southwest United States. The Partnership expects to invest $100 to $150 million in expansion capital in 2011, excluding major acquisitions.

Additionally in the first quarter 2011, the Partnership announced the development of Project Mariner West as an expansion of Project Mariner to provide additional ethane takeaway capacity out of the Marcellus Shale. Also in the first quarter 2011, West Texas Gulf Pipe Line Company, a consolidated joint venture, announced the development of a project to expand takeaway capacity out of the Permian Basin. Spending on these projects is not included in the estimated $100 to $150 million described above.

In June 2011, the Partnership announced the agreement to acquire a refined products terminal, located in East Boston, Massachusetts from affiliates of ConocoPhillips for $56 million plus inventory. The terminal is the sole service provider of Logan International Airport under a long-term contract. The acquisition is expect to close within the third quarter 2011 and will be included within the Terminal Facilities segment as of the acquisition date.

In August 2011, the Partnership acquired a crude oil purchasing and marketing business from Texon L.P. (“Texon”) for $205 million plus the fair market value of its crude oil inventory. The purchase consists of a lease crude business and gathering assets in 16 states, primarily in the western United States. The current crude oil volume of the business is approximately 75,000 barrels per day at the wellhead. The transaction is subject to customary closing conditions and is expected to close in the third quarter 2011. The acquisition will be included within the Crude Oil Pipeline segment as of the acquisition date.

Expansion capital for the first six months of 2010 included construction projects to expand services at the Partnership’s refined products terminals, increase tankage at the Nederland facility and expand upon the Partnership’s refined products platform in the southwest United States.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- and variable-rate debt. At June 30, 2011, we had $365 million of variable-rate borrowings under our revolving credit facilities and promissory note to affiliates. The outstanding borrowings bear interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable debt arrangements. Our weighted average interest rate on our variable-rate borrowings was 1 percent at June 30, 2011. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $4 million.

At June 30, 2011, we had $1.1 billion of fixed-rate senior notes, with a fair value of $1.2 billion. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at June 30, 2011 by approximately $196 million.

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

Pursuant to our risk management policy, derivative instruments may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions. These instruments are not used to speculate on crude oil or refined products prices, as these activities could expose us to significant losses. The physical contracts related to our crude oil and refined products businesses that qualify as derivatives have been designated as normal purchases and sales and are accounted for using traditional accrual accounting. We do not use derivative instruments to manage our exposure to prices related to crude oil purchase and sales activities. We do use derivative instruments as economic hedges against price changes related to our forecasted refined products purchase and sale activities. These derivative instruments are intended to have equal and opposite effects of the purchase and sale activities. At June 30, 2011, the fair market value of our open derivative positions was a net asset of $1 million on 3 million barrels of refined products. These derivative positions vary in length but do not extend beyond one year.

For additional information concerning our commodity market risk activities, see Note 13 to the Condensed Consolidated Financial Statements.

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

Forward-looking statements discuss expected future results based on current and pending business operations, and may be identified by words such as “may,” “anticipates,” “believes,” “expects,” “estimates,” “planned,” “scheduled” or similar phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into its existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil and petroleum products that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, refined petroleum products and natural gas liquids we buy and sell;

•	The loss of Sunoco as a customer or a significant reduction in its current level of throughput and storage with us;

•	An increase in the competition encountered by our terminals, pipelines and commodity acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations governing composition of the products that we transport, terminal and store;

•	Improvements in energy efficiency and technology resulting in reduced demand for petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports under the Exchange Act is accumulated and communicated to management, including the Chairman and Chief Executive Officer and Vice President, Chief Financial Officer of Sunoco Partners LLC (the Partnership’s general partner), as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2011, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the Chairman and Chief Executive Officer and the Vice President, Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s Chairman and Chief Executive Officer, and its Vice President, Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the environmental proceedings were decided against us, it would not be material to our financial position, we are required to report environmental proceedings unless we reasonably believe that such proceedings will result in monetary sanctions of less than $0.1 million.

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our financial position at June 30, 2011.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 23, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1:	Amendment No. 1 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P. dated as of July 1, 2011 (incorporated by reference to Exhibit 3.2 of Form 8-K, file No. 1-31219, filed July 5, 2011)

3.2:	Third Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC dated as of July 1, 2011 (incorporated by reference to Exhibit 3.2 of Form 8-K, file No. 1-31219, filed July 5, 2011)

10.1:	Contribution Agreement, dated as of June 29, 2011, to be effective July 1, 2011, by and among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., and certain subsidiaries and affiliates of Sunoco Logistics Partners L.P.

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

32.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

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

Date: August 4, 2011