Form 10-Q/A
period 2011-06-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2011-08-08
CIK 1161154

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Sunoco Logistics Partners L.P.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 4, 2011, is to furnish Exhibit 101.1 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101.1 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

*3.1:	Amendment No. 1 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P. dated as of July 1, 2011 (incorporated by reference to Exhibit 3.2 of Form 8-K, file No. 1-31219, filed July 5, 2011)

*3.2:	Third Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC dated as of July 1, 2011 (incorporated by reference to Exhibit 3.2 of Form 8-K, file No. 1-31219, filed July 5, 2011)

*10.1:	Contribution Agreement, dated as of June 29, 2011, to be effective July 1, 2011, by and among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., and certain subsidiaries and affiliates of Sunoco Logistics Partners L.P.

*12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

*31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

*31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

*32.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

*32.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

**101.1:	The following financial statements from Sunoco Logistics Partners L.P.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statement of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed as an Exhibit to the original Form 10-Q for the period ended June 30, 2011, filed August 4, 2011.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunoco Logistics Partners L.P.

By:	/S/ BRIAN P. MACDONALD
Brian P. MacDonald
Vice President, Chief Financial Officer

Date: August 8, 2011