Form 10-Q
period 2011-09-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2011-11-03
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At September 30, 2011, the number of the registrant’s Common Units and Class A Units outstanding were 33,128,767 and 1,313,145, respectively.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in millions, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,808	$1,583	$7,148	$4,905
Affiliates (Note 3)	39	293	381	680
Other income	3	7	9	25

Total Revenues	2,850	1,883	7,538	5,610

Costs and Expenses
Cost of products sold and operating expenses	2,675	1,762	7,086	5,295
Depreciation and amortization expense	24	16	61	45
Selling, general and administrative expenses	23	15	67	52

Total Costs and Expenses	2,722	1,793	7,214	5,392

Operating Income	128	90	324	218
Net interest cost - affiliates (Note 3)	—	1	2	1
Other interest cost and debt expense, net	26	20	66	56
Capitalized interest	(2)	(1)	(5)	(3)
Gain on investments in affiliates	—	128	—	128

Income Before Provision for Income Taxes	$104	$198	$261	$292
Provision for income taxes (Note 6)	7	4	18	4

Net Income	$97	$194	$243	$288
Net income attributable to noncontrolling interests	2	1	6	1

Net income attributable to Sunoco Logistics Partners L.P.	$95	$193	$237	$287

Calculation of Limited Partners’ interest:
Net income attributable to Sunoco Logistics Partners L.P.	$95	$193	$237	$287
Less: General Partner’s interest	(14)	(15)	(40)	(36)

Limited Partners’ interest(1)	$81	$178	$197	$251

Net income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 4):
Basic	$2.35	$5.60	$5.86	$8.03
Diluted	$2.34	$5.57	$5.85	$7.99
Weighted average Limited Partners’ units outstanding:
Basic	34.4	31.8	33.6	31.3
Diluted	34.6	32.0	33.7	31.5

(1)	Includes interest in net income attributable to Class A Units

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2011	December 31, 2010
	(UNAUDITED)
Assets
Current Assets

Cash and cash equivalents	$8	$2
Advances to affiliated companies (Note 3)	138	44
Accounts receivable, affiliated companies (Note 3)	—	154
Accounts receivable, net	2,113	1,536
Inventories (Note 5)	347	63

Total Current Assets	2,606	1,799

Properties, plants and equipment	3,187	2,799
Less accumulated depreciation and amortization	(721)	(671)

Properties, plants and equipment, net	2,466	2,128

Goodwill (Note 7)	77	63
Investment in affiliates (Note 8)	74	73
Intangible assets, net (Note 7)	284	109
Other assets	23	16

Total Assets	$5,530	$4,188

Liabilities and Equity
Accounts payable	$2,116	$1,591
Accrued liabilities	107	76
Accrued taxes payable (Note 6)	53	44

Total Current Liabilities	2,276	1,711

Long-term debt (Note 9)	1,698	1,129
Long-term debt - affiliated companies (Notes 3 and 9)	100	100
Other deferred credits and liabilities	51	42
Deferred income taxes (Note 6)	223	164
Commitments and contingent liabilities (Note 10)

Total Liabilities	4,348	3,146

Total Equity	1,182	1,042

Total Liabilities and Equity	$5,530	$4,188

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$243	$288
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	61	45
Gain on investments in affiliates	—	(128)
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	154	(35)
Accounts receivable, net	(555)	(78)
Inventories	(249)	(185)
Accounts payable and accrued liabilities	551	179
Accrued taxes	10	2

Net cash provided by operating activities	215	88

Cash Flows from Investing Activities:
Capital expenditures	(122)	(113)
Major Acquisitions	(396)	(243)

Net cash used in investing activities	(518)	(356)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(156)	(138)
Distributions paid to noncontrolling interests	(3)	(2)
Net proceeds from issuance of Partnership units	—	143
Contributions from general partner	2	3
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(3)	(3)
Repayments under credit facility	(561)	(732)
Borrowings under credit facility	529	613
Net proceeds from issuance of long-term debt	595	494
Promissory note from affiliate	—	100
Repayment of promissory note	—	(201)
Advances to affiliated companies, net	(94)	(9)

Net cash provided by financing activities	309	268

Net change in cash and cash equivalents	6	—
Cash and cash equivalents at beginning of year	2	$2

Cash and cash equivalents at end of period	$8	$2

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(in millions)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Common	Class A

Balance at December 31, 2009	$837	$—	$27	$(2)	$—	$862

Comprehensive Income:
Net Income	251	—	36	—	1	288

Total comprehensive income	251	—	36	—	1	288
Issuance of Limited Partner units to the public	143	—	3	—	—	146
Unissued units under incentive plans	5	—	—	—	—	5
Distribution equivalent rights	(1)	—	—	—	—	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(3)	—	—	—	—	(3)
Noncontrolling equity in joint ventures acquisitions	—	—	—	—	80	80
Distribution related to IDR transaction	(197)	—	(4)	—	—	(201)
Distributions paid to limited partners, general partner and noncontrolling interests	(104)	—	(34)	—	(2)	— (140)

Balance at September 30, 2010	$931	$—	$28	$(2)	$79	$1,036

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Common	Class A

Balance at December 31, 2010	$940	$—	$28	$(3)	$77	$1,042

Comprehensive Income:
Net Income	196	1	40	—	6	243
Change in cash flow hedges	—	—	—	12	—	12

Total comprehensive income	196	1	40	12	6	255
Noncontrolling equity in joint venture acquisitions	—	—	—	—	20	20
Issuance of Class A Units to Sunoco, Inc	—	98	2	—	—	100
Distribution in connection with related party acquisitions	(73)	(3)	(2)	—	—	(78)
Unissued units under incentive plans	5	—	—	—	—	5
Distribution equivalent rights	(1)	—	—	—	—	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(3)	—	—	—	—	(3)
Distributions paid to limited partners, general partner and noncontrolling interests	(119)	—	(37)	—	(3)	(159)
Other	—	—		—	1	1

Balance at September 30, 2011	$945	$96	$31	$9	$101	$1,182

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sunoco Logistics Partners L.P. (“the Partnership”) is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products and crude oil pipelines, terminalling and storage assets, and refined products and crude oil acquisition and marketing assets. The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil in 29 states located throughout the United States. Sunoco, Inc. and its wholly-owned subsidiaries including Sunoco, Inc. (R&M) are collectively referred to as “Sunoco.” Sunoco accounted for approximately 1.4 and 5.1 percent of the Partnership’s total revenues for the three and nine months ended September 30, 2011.

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. The Partnership expects the interim increase in quantities of inventory to decline by year end and therefore, has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of results for the full year 2011.

As discussed further in Note 16, in the third quarter 2011, the Partnership realigned its reporting segments. For the purpose of comparability, all prior period segment disclosures have been recast to conform to the current period presentation. Such recasts have no impact on previously reported consolidated net income.

2. Acquisitions

In August 2011, the Partnership acquired a refined products terminal, located in East Boston, Massachusetts, from affiliates of ConocoPhillips for $56 million plus inventory. The terminal is the sole service provider to Logan International Airport under a long-term contract to supply jet fuel. The purchase was financed with a portion of the net proceeds from the Senior Notes offering in July 2011 (see Note 9). The acquisition is included within the Terminal Facilities segment.

In August 2011, the Partnership acquired a crude oil purchasing and marketing business from Texon L.P. (“Texon”) for $205 million plus the fair market value of its crude oil inventory. The purchase consists of a lease crude business and gathering assets in 16 states, primarily in the western United States. The current crude oil volume of the business is approximately 75,000 barrels per day at the wellhead. The purchase was financed with a portion of the net proceeds from the Senior Notes offering in July 2011 (see Note 9). The acquisition is included within the Crude Oil Acquisition and Marketing segment as of the acquisition date.

In July 2011, the Partnership acquired the Eagle Point tank farm and related assets from Sunoco for $100 million. The tank farm is located in Westville, New Jersey and consists of approximately 5 million barrels of active storage for clean products and dark oils. The acquisition was funded by the issuance of $98 million of Class A units to Sunoco, which represent a new class of units on which no distributions will be paid for a one-year period, and $2 million of cash. The new units convert to common units on the one-year anniversary of their issuance. As the acquisition was from a related party, the assets acquired were recorded by the Partnership at Sunoco’s net carrying cost of approximately $22 million, and the $78 million difference between the consideration paid and the basis was recorded by the Partnership as a capital distribution. The acquisition is included within the Terminal Facilities segment as of the acquisition date.

In May 2011, the Partnership acquired an 83.8 percent equity interest in Inland Corporation (“Inland”), which is the owner of 350 miles of active refined products pipelines in Ohio. The pipeline connects three refineries in Ohio to terminals and major markets in Ohio. The Partnership acquired its equity interest for approximately $99 million, net of cash received, through a purchase of a 27.0 percent equity interest from Shell Oil Company (“Shell”) and a 56.8 percent equity interest from Sunoco. The 56.8 percent equity interest acquired from Sunoco is considered a transaction between entities under common control and therefore the assets and liabilities transferred have been recorded by the Partnership at Sunoco’s carrying value. As the Partnership now has a controlling financial interest in Inland, the joint venture is reflected as a consolidated subsidiary of the Partnership from the date of the final acquisition and is included within the Refined Products Pipeline segment. The purchase was ultimately financed with a portion of the net proceeds from the Senior Notes offering in July 2011 (see Note 9).

The following table summarizes the effects of the 2011 acquisitions on the Partnership’s balance sheet as of the respective acquisition dates:

	East Boston Terminal	Texon Crude	Eagle Point Tank Farm	Inland	Total
	(in millions)
Increase in:
Current assets	$17	$24	$—	$3	$44
Properties, plants & equipment, net	63	7	22	178	270
Intangible assets, net	—	183	—	—	183
Goodwill	—	14	—	—	14
Current liabilities	—	(6)	—	(1)	(7)
Other deferred credits and liabilities	(7)	—	—	(1)	(8)
Deferred income taxes	—	—	—	(60)	(60)
Sunoco Logistics Partners L.P. equity	—	—	(20)	—	(20)
Noncontrolling interests	—	—	—	(20)	(20)

Cash paid for acquisition	$73	$222	$2	$99	$396

In July 2010, the Partnership acquired a butane blending business from Texon for $140 million plus inventory. The acquisition includes patented technology for blending of butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The acquisition was funded by a subordinated $100 million note from Sunoco, Inc., and borrowings under one of the Operating Partnership’s former credit facilities. The purchase price was allocated to the underlying net assets acquired based upon estimates of their fair values at the date of acquisition. Goodwill was recognized related to expected synergies with the Partnership’s terminal facilities. The blending business has been included within the Terminal Facilities business segment since the date of acquisition.

In July 2010, the Partnership exercised its rights to acquire an additional ownership interest in West Shore Pipe Line Company (“West Shore”) for approximately $6 million, increasing its ownership interest from 12.3 percent to 17.1 percent. West Shore owns and operates approximately 650 miles of common carrier refined products pipelines that originates in Chicago, Illinois and services delivery points from Chicago to Wisconsin. The investment was valued based on the fair value of the consideration transferred. The investment is accounted for as an equity method investment, with the equity income recorded based on the Partnership’s ownership percentage from the date of acquisition.

In July 2010, the Partnership exercised its rights to acquire an additional ownership interest in Mid-Valley Pipeline Company (“Mid-Valley”) for approximately $58 million, increasing its ownership interest from 55.3 percent to 91.0 percent. Mid-Valley owns approximately 1,000 miles of common carrier pipelines, which originates in Longview, Texas and terminates in Sarnia, Michigan. The pipeline provides crude oil to a number of refineries, primarily in the midwest United States.

In August 2010, the Partnership exercised similar rights to acquire an additional ownership interest in West Texas Gulf Pipe Line Company (“West Texas Gulf”) for approximately $27 million, increasing its ownership interest from 43.8 percent to 60.3 percent. West Texas Gulf owns and operates approximately 600 miles of common carrier crude oil pipelines which originates from the West Texas oil fields at Colorado City and the Partnership’s Nederland terminal, and extends to Longview, Texas where deliveries are made to several pipelines, including Mid-Valley.

These acquisitions of the additional joint venture interests were ultimately funded by proceeds from the Partnership’s August 2010 equity issuance. As the Partnership now has a controlling financial interest in both Mid-Valley and West Texas Gulf, the joint ventures are both reflected as consolidated subsidiaries of the Partnership from the date of acquisition. Gains attributable to the re-measurement of the previously held equity interests in Mid-Valley and West Texas Gulf of approximately $71 million and $57 million, respectively, were recognized in “Gain on investments in affiliates” in the condensed consolidated statements of income for the periods ended September 30, 2010. The fair value of the Partnership’s pre-acquisition equity interests in Mid-Valley and West Texas Gulf, approximately $90 million and $71 million, respectively, were determined based on the amounts paid by the Partnership, which were equal to the offers of other prospective acquirers.

The following table summarizes the effects of the 2010 acquisitions on the Partnership’s balance sheet as of the respective acquisition dates:

	Butane Blending	Joint Ventures	Total
	(in millions)
Increase in:
Current assets	$14	$23	$37
Investment in affiliates	—	6	6
Properties, plants & equipment, net	1	471	472
Intangible assets, net	90	—	90
Goodwill	47	—	47
Other assets	—	1	1
Current liabilities	—	(4)	(4)
Other deferred credits and liabilities	—	(1)	(1)
Deferred income taxes	—	(164)	(164)
Sunoco Logistics Partners L.P. equity	—	(128)	(128)
Noncontrolling interests	—	(80)	(80)
Decrease in:
Investment in affiliates	—	(33)	(33)

Cash paid for acquisition	$152	$91	$243

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

Promissory Note from Affiliate

In July 2010, the Partnership acquired a butane blending business from Texon. The acquisition was partially funded by a three-year, subordinated, $100 million note from Sunoco, which bears interest at three-month LIBOR plus 275 basis points per annum.

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Operating Partnership’s $350 million Credit Facility (see Note 9).

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

Affiliated Revenues and Accounts Receivable, Affiliated Companies

The Partnership is party to various agreements with Sunoco to supply refined products and to provide pipeline and terminalling services. Affiliated revenues in the statements of income consist of sales of refined products and crude oil as well as the related provision, and services including pipeline transportation, terminalling, and storage and blending to Sunoco. Prior to the sale of the Toledo refinery (discussed below), affiliated revenues included sales of crude oil to Sunoco, which were priced using market-based rates. Sales of refined product are priced using market based rates under agreements which are negotiated annually. Service revenues are recognized based on published tariffs or negotiated rates under agreements.

In March 2011, Sunoco completed the sale of its Toledo refinery to affiliates of PBF Holding Company LLC (“PBF”). Certain of the Partnership’s agreements with Sunoco to supply or purchase crude oil and provide pipeline and terminalling services to support the Toledo refinery have been assigned to PBF or its agents in connection with the sale. The sale of the refinery has not had a material impact on the Partnership’s financial results.

In September 2011, Sunoco announced its intention to sell its Philadelphia and Marcus Hook refineries. If arrangements for sale cannot be made, Sunoco intends to idle the facilities by July 2012. The Partnership’s pipeline and terminal assets which provide logistics support to the refineries have a net book value of approximately $102 million as of September 30, 2011 and generated revenues of approximately $29 million for the nine months ended September 30, 2011. Sunoco’s announcement could result in an adverse impact to the cash flows of these assets, and as a result, the Partnership performed a recoverability analysis of the asset carrying value at September 30, 2011. Based on this analysis, the Partnership concluded that the carrying value of the assets is expected to be recoverable and the idling or sale of the refineries is not expected to have a material impact on the Partnership’s results of operations in future periods. The Partnership continues to monitor how operating changes of these refineries will impact future cash flows.

Acquisitions

In July 2011, the Partnership acquired the Eagle Point tank farm and related assets from Sunoco for $100 million. In addition, in May 2011, the Partnership acquired a controlling financial interest in Inland from Sunoco. Refer to Note 2 for a full description of these acquisitions.

4. Net Income Per Unit Data

The general partner’s interest in net income attributable to Sunoco Logistics Partners L.P. (“net income attributable to the Partnership”) consists of its 2 percent general partner interest and “incentive distributions,” which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.50 per common unit (see Note 12). The general partner was allocated net income attributable to the Partnership of $14 and $15 million (representing 15 and 8 percent respectively of total net income attributable to the Partnership) for the three months ended September 30, 2011 and 2010, respectively and $40 and $36 million (representing 17 and 13 percent respectively of total net income attributable to the Partnership) for the nine months ended September 30, 2011 and 2010, respectively. Diluted net income attributable to the Partnership per common unit is calculated by dividing limited partners’ interest in net income by the sum of the weighted average number of common units outstanding and the dilutive effect of incentive unit awards (see Note 13), calculated using the treasury stock method.

In July 2011, the Partnership issued 1.3 million Class A Units to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets. The $98 million of deferred distribution units are a new class of units that will convert to common units, on a one-to-one basis, on the one-year anniversary of their issuance. The Class A Units participate in the allocation of net income on a pro-rata basis with the common units.

The following table sets forth the reconciliation of the weighted average number of common units used to compute basic net income attributable to the Partnership per common unit to those used to compute diluted net income attributable to the Partnership per common unit for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)

Weighted average number of limited partner units outstanding - basic	34.4	31.8	33.6	31.3
Add effect of dilutive incentive awards	0.2	0.2	0.1	0.2

Weighted average number of limited partner units - diluted	34.6	32.0	33.7	31.5

5. Inventories

The components of inventories are as follows:

	September 30, 2011	December 31, 2010
	(in millions)

Crude oil	$289	$39
Refined products	48	16
Refined products additives	2	2
Materials, supplies and other	8	6

	$347	$63

The increase in the Partnership’s inventory during 2011 was primarily associated with contango inventory positions, which are expected to be reduced by year-end.

6. Income Taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes, or for the majority of states that impose income taxes. However, there are some states in which the Partnership operates where it is subject to both state and local income taxes. Substantially all of the income tax expense and income tax accruals reflected in the condensed consolidated financial statements relate to the consolidation of Mid-Valley, West Texas Gulf and Inland, all of which are subject to income taxes for federal and state purposes. The Partnership also has deferred tax balances related to the difference between the book and tax bases of the assets and liabilities of Mid-Valley, West Texas Gulf and Inland.

7. Intangible Assets

Identifiable Intangible Assets

The Partnership’s intangible assets include customer relationships, technology and certain contracts. The Partnership’s intangible assets were valued at $284 million, net of accumulated amortization of $14 million as of September 30, 2011. Amortization expense related to these intangibles was $5 million and $9 million for the three and nine month periods ended

September 30, 2011, respectively. The values assigned to these intangible assets are amortized to earnings using a straight-line approach, over a weighted-average amortization period of approximately 11 years.

•

Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with business combinations or asset purchases whereby (i) the Partnership acquired information about or access to customers, (ii) the customers now have the ability to transact business with the Partnership and (iii) the Partnership is uniquely positioned to provide products or services to the customers.

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

As of September 30, 2011, the Partnership forecasts $26 million of annual amortization expense for each year through the year 2016 for these intangible assets.

Intangible assets attributable to rights of way are included in the Property, Plants and Equipment in the Partnership’s consolidated balance sheet at September 30, 2011 and December 31, 2010.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of net assets acquired. Goodwill is not amortized, however it is subject to the Partnership’s annual impairment testing. The Partnership’s goodwill balance at September 30, 2011 was $77 million compared to $63 million at December 31, 2010. The $14 million increase in goodwill relates to the acquisition of a crude oil acquisition and marketing business in August 2011 (Note 2).

8. Investment in Affiliates

The Partnership’s corporate joint ventures own and operate refined products and crude oil pipeline systems. At September 30, 2011 the joint ventures in which the Partnership had a controlling financial interest were consolidated and consisted of:

	Equity Percentage	Acquisition / Consolidation Date
Mid-Valley Pipeline Company	91.0%	July 2010
Inland Corporation	83.8%	May 2011
West Texas Gulf Pipe Line Company	60.3%	August 2010

The Partnership uses the equity method of accounting to record its proportional share of the results of operations of the joint ventures in which it does not hold a controlling financial interest, including:

Equity Percentage
Wolverine Pipe Line Company	31.5%
West Shore Pipe Line Company	17.1%
Yellowstone Pipe Line Company	14.0%
Explorer Pipeline Company	9.4%

The following table provides summarized, unaudited income statement information on a 100 percent basis for the Partnership’s equity ownership interests for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Income Statement Data:(1)
Total revenues	$110	$130	$286	$348
Income before income taxes	$45	$65	$115	$164
Net income	$29	$40	$70	$102

(1)

The income statement data for the three and nine months ended September 30, 2010 include amounts related to Mid-Valley and West Texas Gulf pipelines. Amounts subsequent to the acquisitions dates are excluded as the Partnership acquired a controlling interest and began consolidating these entities.

The following table provides summarized, unaudited balance sheet information on a 100 percent basis for the Partnership’s equity ownership interests as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in millions)
Balance Sheet Data:
Current assets	$153	$122
Non-current assets	$640	$646
Current liabilities	$128	$122
Non-current liabilities	$555	$546
Net equity	$110	$100

9. Debt

The components of the Partnership’s debt balances are as follows:

	September 30, 2011	December 31, 2010
	(in millions)

Affiliated Companies
Promissory note, due May 2013	$100	$100

Credit Facilities
$63 million Credit Facility, terminated August 2011	$—	$31

Senior Notes
Senior Notes - 7.25%, due February 2012	$250	$250
Senior Notes - 8.75%, due February 2014	175	175
Senior Notes - 6.125%, due May 2016	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	—
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	—

	1,700	1,100
Less:
Unamortized bond discount	(2)	(2)

Total debt	$1,698	$1,129

Credit Facilities

In August 2011, the Partnership replaced its existing $458 million of credit facilities with two new credit facilities totaling $550 million. The new credit facilities consist of a five-year $350 million unsecured credit facility (the “$350 million Credit Facility”) and a $200 million 364 day unsecured credit facility (the “$200 million Credit Facility”).

The $350 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance acquisitions, to finance capital projects and for general partnership purposes. The $350 million Credit Facility matures in August 2016 and may be prepaid at any time. It bears interest at LIBOR or the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate or (c) LIBOR plus an applicable margin) or the Federal Funds Rate (each plus the applicable margin).

The $200 million Credit Facility, entered into by Sunoco Partners Marketing & Terminals LP (a wholly-owned subsidiary of the Partnership), is available to fund certain crude oil inventory activities. The $200 million Credit Facility matures in August 2012 and may be prepaid at any time. It bears interest at LIBOR or the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate or (c) LIBOR plus an applicable margin) (each plus the applicable margin).

The $350 million and the $200 million Credit Facilities contains various covenants limiting the Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business;or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The $350 million and $200 million Credit Facilities also limits the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated EBITDA ratio of 5.00 to 1, which can generally be increased to 5.50 to 1 during an acquisition period. The Partnership is in compliance with this covenant as of September 30, 2011.

Senior Notes

In July 2011 the Operating Partnership issued $300 million of 4.65 percent Senior Notes and $300 million of 6.10 percent Senior Notes (the “2022 and 2042 Senior Notes”), due February 2022 and February 2042, respectively. The net proceeds of $595 million from the 2022 and 2042 Senior Notes were used to pay down outstanding borrowings under the $63 and $395 million revolving credit facilities, which were used to fund the acquisitions of a controlling financial interest in Inland and the Texon crude oil purchasing and marketing business, and for general partnership purposes.

10. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At September 30, 2011 and December 31, 2010, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $5 and $4 million. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $1 million and less than $1 million for the three month periods ended September 30, 2011 and 2010, respectively and $4 and $2 million for the nine month periods ended September 30, 2011 and 2010, respectively.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the financial position of the Partnership at September 30, 2011. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership’s results of operations, cash flows or financial position at September 30, 2011.

11. Equity

The changes in the number of common units outstanding from January 1, 2010 through September 30, 2011 are as follows:

	Common Units	Class A Units	Total Units
	(in thousands)

Balance at January 1, 2010	30,981	—	30,981
Issuance of common units to the public in August 2010	2,013	—	2,013
Units issued under incentive plans	72	—	72

Balance at December 31, 2010	33,066	—	33,066

Units issued under incentive plans	63	—	63
Class A Units issued to Sunoco, Inc. in July 2011 (Note 2)	—	1,313	1,313

Balance at September 30, 2011	33,129	1,313	34,442

On October 25, 2011, the Partnership’s Board of Directors declared a three-for-one split of the Partnership’s common and Class A units. The unit split will result in the issuance of two additional common and Class A units for every one unit owned as of the close of business on November 18, 2011, which is the record date. The unit split will be effective December 2, 2011. All unit and per unit information included in this report are presented on a pre-split basis.

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

The following table shows the target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s common units under the new IDRs:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders

First Target Distribution	up to $0.500	2%		98%
Second Target Distribution	above $0.500 up to $0.575	15	%*	85%
Third Target Distribution	above $0.575 up to $1.5825	37	%*	63%
Thereafter	above $1.5825	50	%*	50%

*	Includes 2 percent general partner interest.

The distributions paid by the Partnership for the period from January 1, 2010 through September 30, 2011 are summarized below. The table excludes the distribution of $78 million to Sunoco in connection with the acquisition of the Eagle Point tank farm, as well as the $201 million paid to the general partner in connection with the repurchase and exchange of the general partner’s IDRs.

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)

August 12, 2011	$1.215	$40	$13
May 13, 2011	$1.195	$40	$12
February 14, 2011	$1.180	$39	$12
November 12, 2010	$1.170	$39	$12
August 13, 2010	$1.140	$35	$11
May 14, 2010	$1.115	$35	$10
February 12, 2010	$1.090	$34	$14

On October 25, 2011, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $1.24 per common unit ($4.96 annualized), representing the distribution for the third quarter 2011. The $54 million distribution, including $13 million to the general partner, will be paid on November 14, 2011 to common unitholders of record on November 8, 2011.

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

During the first nine months of 2011 and 2010, the Partnership issued 63 and 72 thousand units under the LTIP. The Partnership recognized share-based compensation expense of $5 million for the nine month periods ended September 30, 2011 and 2010. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of equity when earned.

14. Derivatives and Risk Management

The Partnership is exposed to various market risks, including volatility in crude oil and refined product prices, counterparty credit risk and interest rate risk.

Price Risk Management

The Partnership is exposed to risks associated with changes in the market price of crude oil and refined products as a result of the forecasted purchase or sale of these products. These risks are primarily associated with price volatility related to pre-existing or anticipated purchases and sales. Price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. In order to manage such exposure, the Partnership’s policy is (i) to only purchase crude oil and refined products for which sales contracts have been executed or for which ready markets exist, (ii) to structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not to acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Although the Partnership seeks to maintain a balanced inventory position within its commodity inventories, net unbalances may occur for short periods of time due to production, transportation and delivery variances. When physical inventory builds or draws occur, the Partnership continuously manages the variance to a balanced position over a period of time. Pursuant to the Partnership’s risk management policy, derivative contracts may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions.

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

For refined product derivative contracts that are not designated as hedges for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of income during the current period. For refined product derivative contracts that are designated and qualify as cash flow hedges pursuant to U.S. generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period.

The Partnership had open derivative positions of approximately 4 and 1 million barrels of refined products at September 30, 2011 and 2010, respectively. The derivatives outstanding as of September 30, 2011 vary in duration but do not extend beyond one year. As of September 30, 2011 and December 31, 2010, the Partnership had the following derivative asset and liability balances:

	September 30, 2011	December 31, 2010
	(in millions)

Derivative assets	$20	$2
Derivative liabilities	(3)	(6)

	$17	$(4)

The Partnership’s derivative positions are comprised primarily of commodity contracts. The following tables set forth the impact of derivatives on the Partnership’s financial performance for the three and nine months ended September 30, 2011 and 2010:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Location of Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
	Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$11	$—	Sales and other operating revenue	$—	$—
Commodity contracts			Cost of products sold and operating expenses	—	—

	$11	$—		$—	$—

Derivatives not designated as hedging instruments:
Commodity contracts			Sales and other operating revenue	$5	$(1)
Commodity contracts			Cost of products sold and operating expenses	1	—

				$6	$(1)

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Location of Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$12	$—	Sales and other operating revenue	$(4)	$—
Commodity contracts			Cost of products sold and operating expenses	1	—

	$12	$—		$(3)	$—

Derivatives not designated as hedging instruments:
Commodity contracts			Sales and other operating revenue	$7	$(1)
Commodity contracts			Cost of products sold and operating expenses	(1)	—

				$6	$(1)

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

Interest Rate Risk Management

The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed- and variable-rate debt. At September 30, 2011, the Partnership had a $100 million variable-rate note from Sunoco and no variable-rate borrowings under its revolving credit facilities.

15. Fair Value Measurements

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

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. The Partnership’s current assets (other than derivatives and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximate their carrying value due to their short-term nature. The Partnership’s derivatives are measured and recorded at fair value, based on observable market prices and other valuation methodologies. At September 30, 2011, the fair values of the credit facilities and the promissory note to Sunoco approximate their carrying value, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the Senior Notes is based on quoted market prices. The estimated aggregate fair value of the Senior Notes at September 30, 2011 is $1.9 billion, compared to the carrying amount of $1.7 billion. The estimated aggregate fair value of the Senior Notes at December 31, 2010 was $1.2 billion, compared to the carrying amount of $1.1 billion.

16. Business Segment Information

During the third quarter 2011, the Partnership realigned its reporting segments. Prior to this date, the Partnership’s Crude Oil Pipeline segment included its crude oil pipeline and crude oil acquisition and marketing operations. The Partnership has determined it is more meaningful to segregate these operations into different reporting segments given the growth in the crude oil acquisition and marketing business. For the purpose of comparability, all prior year segment disclosures have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated net income.

The following tables set forth condensed statement of income information concerning the Partnership’s business segments and reconcile total segment operating income to net income attributable to Sunoco Logistics Partners L.P. for the three and nine months ended September 30, 2011 and 2010, respectively.

Sunoco Logistics Partners L.P.

Selected Financial Data by Business Segment

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)

Sales and other operating revenue
Refined Products Pipelines	$37	$30	$93	$91
Terminal Facilities	94	64	279	188
Crude Oil Pipelines	81	61	233	145
Crude Oil Acquisition and Marketing	2,671	1,748	7,028	5,234
Intersegment eliminations	(36)	(27)	(104)	(73)

Total Sales and other operating revenue	$2,847	$1,876	$7,529	$5,585

Operating income
Refined Products Pipelines	$11	$13	$24	$34
Terminal Facilities	33	24	96	74
Crude Oil Pipelines	43	34	129	90
Crude Oil Acquisition and Marketing	41	19	75	20

Total Operating Income	$128	$90	$324	$218

Depreciation and amortization
Refined Products Pipelines	$5	$4	$13	$12
Terminal Facilities	8	7	24	18
Crude Oil Pipelines	7	5	19	14
Crude Oil Acquisition and Marketing	4	—	5	1

Total Depreciation and amortization	$24	$16	$61	$45

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Reconciliation of Segment Operating Income to Net Income Attributable to Sunoco Logistics Partners L.P.
Operating Income:
Refined Product Pipelines	$11	$13	$24	$34
Terminal Facilities	33	24	96	74
Crude Oil Pipelines	43	34	129	90
Crude Oil Acquisition and Marketing	41	19	75	20

Total segment operating income	$128	$90	$324	$218
Net interest expense	24	20	63	54
Gain on investments in affiliates	—	128	—	128

Income before provision for income taxes	$104	$198	$261	$292
Provision for income taxes	7	4	18	4

Net Income	$97	$194	$243	$288
Net Income attributable to noncontrolling interests	2	1	6	1

Net Income Attributable to Sunoco Logistics Partners L.P.	$95	$193	$237	$287

The following table provides the identifiable assets for each segment as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in millions)

Refine Products Pipelines	$733	$531
Terminal Facilities	1,007	857
Crude Oil Pipelines	1,029	1,017
Crude Oil Acquisition and Marketing	2,568	1,696
Corporate and other	193	87

Total identifiable assets	$5,530	$4,188

Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates and deferred charges.

17. Supplemental Condensed Consolidating Financial Information

The Partnership serves as guarantor of the Senior Notes. These guarantees are full and unconditional. For purposes of the following footnote, Sunoco Logistics Partners L.P. is referred to as “Parent Guarantor” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” All other consolidated subsidiaries of the Partnership are collectively referred to as “Non-Guarantor Subsidiaries.”

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

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$2,808	$—	$2,808
Affiliates	—	—	39	—	39
Equity in earnings of subsidiaries	95	119	—	(214)	—
Other income	—	—	3	—	3

Total Revenues	95	119	2,850	(214)	2,850

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,675	—	2,675
Depreciation and amortization expense	—	—	24	—	24
Selling, general and administrative expenses	—	—	23	—	23

Total Costs and Expenses	—	—	2,722	—	2,722

Operating Income	95	119	128	(214)	128
Net interest cost to affiliates	—	—	—	—	—
Other interest cost and debt expense, net	—	26	—	—	26
Capitalized interest	—	(2)	—	—	(2)

Income Before Provision for Income Taxes	95	95	128	(214)	104
Provision for income taxes	—	—	7	—	7

Net Income	95	95	121	(214)	97
Net income attributable to noncontrolling interests	—	—	2	—	2

Net Income attributable to Sunoco Logistics Partners L.P.	$95	$95	$119	$(214)	$95

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2010

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$1,583	$—	$1,583
Affiliates	—	—	293	—	293
Equity in earnings of subsidiaries	193	212	—	(405)	—
Other income	—	—	7	—	7

Total Revenues	193	212	1,883	(405)	1,883

Costs and Expenses
Cost of products sold and operating expenses	—	—	1,762	—	1,762
Depreciation and amortization expense	—	—	16	—	16
Selling, general and administrative expenses	—	—	15	—	15

Total Costs and Expenses	—	—	1,793	—	1,793

Operating Income	193	212	90	(405)	90
Net interest cost to affiliates	—	—	1	—	1
Other interest cost and debt expense, net	—	20	—	—	20
Capitalized interest	—	(1)	—	—	(1)
Gain on investments in affiliates	—	—	128	—	128

Income Before Provision for Income Taxes	193	193	217	(405)	198
Provision for income taxes	—	—	4	—	4

Net Income	193	193	213	(405)	194
Net income attributable to noncontrolling interests	—	—	1	—	1

Net Income attributable to Sunoco Logistics Partners L.P.	$193	$193	$212	$(405)	$193

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$7,148	$—	$7,148
Affiliates	—	—	381	—	381
Equity in earnings of subsidiaries	237	298	—	(535)	—
Other income	—	—	9	—	9

Total Revenues	237	298	7,538	(535)	7,538

Costs and Expenses
Cost of products sold and operating expenses	—	—	7,086	—	7,086
Depreciation and amortization expense	—	—	61	—	61
Selling, general and administrative expenses	—	—	67	—	67

Total Costs and Expenses	—	—	7,214	—	7,214

Operating Income	237	298	324	(535)	324
Net interest cost to affiliates	—	—	2	—	2
Other interest cost and debt expense, net	—	66	—	—	66
Capitalized interest	—	(5)	—	—	(5)

Income Before Provision for Income Taxes	237	237	322	(535)	261
Provision for income taxes	—	—	18	—	18

Net Income	237	237	304	(535)	243
Net income attributable to noncontrolling interests	—	—	6	—	6

Net Income attributable to Sunoco Logistics Partners L.P.	$237	$237	$298	$(535)	$237

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2010

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$4,905	$—	$4,905
Affiliates	—	—	680	—	680
Equity in earnings of subsidiaries	287	338	—	(625)	—
Other income	—	—	25	—	25

Total Revenues	287	338	5,610	(625)	5,610

Costs and Expenses
Cost of products sold and operating expenses	—	—	5,295	—	5,295
Depreciation and amortization expense	—	—	45	—	45
Selling, general and administrative expenses	—	—	52	—	52

Total Costs and Expenses	—	—	5,392	—	5,392

Operating Income	287	338	218	(625)	218
Net interest cost to affiliates	—	(2)	3	—	1
Other interest cost and debt expense, net	—	56	—	—	56
Capitalized interest	—	(3)	—	—	(3)
Gain on investments in affiliates	—	—	128	—	128

Income Before Provision for Income Taxes	287	287	343	(625)	292
Provision for income taxes	—	—	4	—	4

Net Income	287	287	339	(625)	288
Net income attributable to noncontrolling interests	—	—	1	—	1

Net Income attributable to Sunoco Logistics Partners L.P.	$287	$287	$338	$(625)	$287

Condensed Consolidating Balance Sheet

September 30, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$6	$—	$8
Advances to affiliated companies	101	47	(10)		138
Accounts receivable, net	—	—	2,113	—	2,113
Inventories	—	—	347	—	347

Total Current Assets	101	49	2,456	—	2,606

Properties, plants and equipment, net	—	—	2,466	—	2,466
Investment in affiliates	969	2,769	74	(3,738)	74
Goodwill	—	—	77	—	77
Intangible assets, net	—	—	284	—	284
Other assets	—	13	10	—	23

Total Assets	$1,070	$2,831	$5,367	$(3,738)	$5,530

Liabilities and Equity
Current Liabilities
Accounts payable	$—	$—	$2,116	$—	$2,116
Accrued liabilities	1	17	89	—	107
Accrued taxes payable	—	—	53	—	53

Total Current Liabilities	1	17	2,258	—	2,276

Long-term debt	—	1,698	—	—	1,698
Long-term debt, affiliated companies	—	100	—	—	100
Other deferred credits and liabilities	—	—	51	—	51
Deferred income taxes	—	—	223	—	223

Total Liabilities	1	1,815	2,532	—	4,348

Total Equity	1,069	1,016	2,835	(3,738)	1,182

Total Liabilities and Equity	$1,070	$2,831	$5,367	$(3,738)	$5,530

Condensed Consolidating Balance Sheet

December 31, 2010

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$—	$—	$2
Advances to affiliated companies	28	47	(31)	—	44
Accounts receivable, affiliated companies	—	—	154	—	154
Accounts receivable, net	—	—	1,536	—	1,536
Inventories	—	—	63	—	63

Total Current Assets	28	49	1,722	—	1,799

Properties, plants and equipment, net	—	—	2,128	—	2,128
Investment in affiliates	937	2,182	73	(3,119)	73
Goodwill	—	—	63	—	63
Intangible assets, net	—	—	109	—	109
Other assets	—	7	9	—	16

Total Assets	$965	$2,238	$4,104	$(3,119)	$4,188

Liabilities and Equity
Current Liabilities
Accounts payable	$—	$—	$1,591	$—	$1,591
Accrued liabilities	1	24	51	—	76
Accrued taxes payable	—	—	44	—	44

Total Current Liabilities	1	24	1,686	—	1,711

Long-term debt	—	1,129	—	—	1,129
Long-term debt, affiliated companies	—	100	—	—	100
Other deferred credits and liabilities	—	—	42	—	42
Deferred income taxes	—	—	164	—	164

Total Liabilities	1	1,253	1,892	—	3,146

Total Equity	964	985	2,212	(3,119)	1,042

Total Liabilities and Equity	$965	$2,238	$4,104	$(3,119)	$4,188

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$237	$225	$288	$(535)	$215

Cash Flows from Investing Activities:
Capital expenditures	—	—	(122)	—	(122)
Acquisitions	—	—	(396)	—	(396)
Intercompany	(8)	(788)	261	535	—

Net cash used in investing activities	(8)	(788)	(257)	535	(518)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(156)	—	—	—	(156)
Distributions paid to noncontrolling interests	(3)	—	—	—	(3)
Contributions from general partner	2	—	—	—	2
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(3)	—	(3)
Repayments under credit facility	—	(561)	—	—	(561)
Borrowings under credit facility	—	529	—	—	529
Net proceeds from issuance of long term debt	—	595	—	—	595
Repayment of promissory note to general partner	—	—	—	—	—
Advances (to)/ from affiliates, net	(72)	—	(22)	—	(94)

Net cash provided by financing activities	(229)	563	(25)	—	309

Net change in cash and cash equivalents	—	—	6	—	6
Cash and cash equivalents at beginning of period	—	2	—	—	2

Cash and cash equivalents at end of period	$—	$2	$6	$—	$8

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$287	$298	$128	$(625)	$88

Cash Flows from Investing Activities:
Capital expenditures	—	—	(113)	—	(113)
Acquisitions	—	—	(243)	—	(243)
Intercompany	(84)	(774)	233	625	—

Net cash used in investing activities	(84)	(774)	(123)	625	(356)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(138)	—	—	—	(138)
Distributions paid to noncontrolling interests	(2)	—	—	—	(2)
Net proceeds from issuance of limited partner units	143	—	—	—	143
Contribution from general partner	3	—	—	—	3
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(3)	—	(3)
Repayments under credit facility	—	(732)	—	—	(732)
Borrowings under credit facility	—	613	—	—	613
Net proceeds from issuance of long term debt	—	494	—	—	494
Promissory note from affiliate	—	100	—	—	100
Repayment of promissory note to general partner	(201)	—	—	—	(201)
Advances to affiliates, net	(8)	1	(2)	—	(9)

Net cash provided by financing activities	(203)	476	(5)	—	268

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2	—	—	2

Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sunoco Logistics Partners L.P.

Operating Highlights

Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,
	2011	2010
Operating Highlights(1)

Refined Products Pipelines:(2)(3)
Pipeline throughput (thousands of bpd)	605	452
Pipeline revenue per barrel (cents)	66.2	71.4

Terminal Facilities:(4)
Terminal throughput (thousands of bpd):
Refined products terminals	497	505
Nederland terminal	869	780
Refinery terminals	483	459

Crude Oil Pipelines:(2)(5)
Pipeline throughput (thousands of bpd)	1,637	1,387
Pipeline revenue per barrel (cents)	54.0	47.3

Crude Oil Acquisition and Marketing:(6)(7)
Crude oil purchases (thousands of bpd)	723	662
Gross margin per barrel purchased (cents)(8)	66.3	34.3
Average crude oil price (per barrel)	$89.81	$76.21

(1)

In the third quarter 2011, the Partnership realigned its reporting segments. The updated reporting segments are: Refined Products Pipelines, Terminal Facilities, Crude Oil Pipelines and Crude Oil Acquisition and Marketing. The difference in the new reporting is the separation of the crude oil pipeline and the crude oil acquisition and marketing operations. For comparative purposes, all prior period segment disclosures have been recast to reflect the new segment reporting.

(2)	Excludes amounts attributable to equity interests which are not consolidated.
(3)

In May 2011, the Partnership acquired a controlling financial interest in the Inland refined products pipeline. As a result of this acquisition, the Partnership accounted for this entity as a consolidated subsidiary from the acquisition date. Volumes for the three months ended September 30, 2011 of 137 thousand bpd and the related revenue per barrel, have been included in the consolidated total.

(4)

In July 2011 and August 2011, the Partnership acquired the Eagle Point tank farm in New Jersey and a refined products terminal located in East Boston, Massachusetts, respectively. Volumes and revenues for these acquisitions are included from their acquisition dates.

(5)

In July and August 2010, the Partnership acquired additional interests in the Mid-Valley and West Texas Gulf crude oil pipelines, which previously had been recorded as equity investments. The Partnership obtained a controlling financial interest as a result of these acquisitions and began accounting for these entities as consolidated subsidiaries from their respective acquisition dates. Volumes and the related revenues for the three months ended September 30, 2010 of 353 thousand bpd have been included in the consolidated total. From the date of acquisition, these pipelines had actual throughput of approximately 602 thousand bpd for the three months ended September 30, 2010. The amounts presented for the three month period ended September 30, 2011 include amounts attributable to these systems for the entire period.
(6)	Includes results from the crude oil acquisition and marketing business acquired from Texon L.P. in August 2011 from the acquisition date.
(7)

The Crude Oil Acquisition and Marketing segment gathers, purchases, markets and sells crude oil principally in Oklahoma and Texas. The segment consists of approximately 140 crude oil transport trucks; and approximately 110 crude oil truck unloading facilities

(8)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by total crude purchases.

Analysis of Consolidated Net Income

Net income for Sunoco Logistics Partners L.P. (“the Partnership”) was $97 million for the third quarter 2011 as compared with $194 million for the third quarter 2010. Net income for the third quarter 2010 included a $128 million non-cash gain on the Partnership’s acquisition of additional interests in two of its joint venture pipelines. Excluding the gain, the Partnership had 2010 net income of $66 million. The $31 million increase in adjusted net income is primarily related to expanded crude oil volumes and margins and an increase in operating income associated with the Partnership’s acquisitions and organic growth projects in 2010 and 2011. The increases were partially offset by higher depreciation expense and income tax expense which were also the result of the Partnership’s 2010 and 2011 acquisitions and organic growth projects.

Analysis of Segment Operating Income

During the third quarter 2011, the Partnership realigned its reporting segments. Prior to this date, the Partnership’s Crude Oil Pipeline segment included its crude oil pipeline and crude oil acquisition and marketing business. The Partnership has determined it is more meaningful to segregate these operations into different reporting segments given the growth in the crude oil acquisition and marketing business. For the purpose of comparability, all prior year segment disclosures have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated operating income.

Refined Products Pipelines

Operating income for the third quarter 2011 decreased compared to the prior year period due primarily to lower equity income associated with the Partnership’s joint venture pipelines and the absence of one time billings associated with a pipeline relocation project. These decreases were partially offset by contributions from the Partnership’s acquisition of a controlling financial interest in the Inland pipeline in the second quarter 2011.

Terminal Facilities

Operating income for the third quarter 2011 increased from the prior year period due primarily to expansion of the Partnership’s butane blending services, higher tank rentals and fees at the Partnership’s Nederland terminal, and contributions from the third quarter 2011 acquisition of the Eagle Point tank farm. These improvements were partially offset by lower throughput at the Partnership’s refined products terminals.

Crude Oil Pipelines

Operating income increased for the third quarter 2011 compared to the third quarter 2010 due primarily to higher volumes and fees on the Partnership’s crude oil pipelines. This increase was improved further by full-quarter contributions from the Partnership’s 2010 acquisitions of additional joint venture interests in the Mid-Valley and West Texas Gulf pipelines.

Crude Oil Acquisition and Marketing

Operating income for the third quarter 2011 increased from the prior year period to a record level due primarily to expanded crude oil volumes and margins, which benefited from market-related opportunities. Operating results were further improved by increased volumes from the business recently acquired from Texon L.P.

Sunoco Logistics Partners L.P.

Operating Highlights

Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
Operating Highlights(1)

Refined Products Pipelines:(2)(3)
Pipeline throughput (thousands of bpd)	496	476
Pipeline revenue per barrel (cents)	68.6	69.5

Terminal Facilities:(4)
Terminal throughput (thousands of bpd):
Refined products terminals	485	484
Nederland terminal	779	731
Refinery terminals	422	476

Crude Oil Pipelines:(2)(5)
Pipeline throughput (thousands of bpd)	1,591	1,045
Pipeline revenue per barrel (cents)	53.7	50.5

Crude Oil Acquisition and Marketing:(6)(7)
Crude oil purchases (thousands of bpd)	654	649
Gross margin per barrel purchased (cents)(8)	47.2	15.0
Average crude oil price (per barrel)	$95.52	$77.65

(1)

In the third quarter 2011, the Partnership realigned its reporting segments. The updated reporting segments are: Refined Products Pipelines, Terminal Facilities, Crude Oil Pipelines and Crude Oil Acquisition and Marketing. The difference in the new reporting is the separation of the crude oil pipeline and the crude oil acquisition and marketing operations. For comparative purposes, all prior period segment disclosures have been recast to reflect the new segment reporting.

(2)	Excludes amounts attributable to equity interests which are not consolidated.
(3)

In May 2011, the Partnership acquired a controlling financial interest in the Inland refined products pipeline. As a result of this acquisition, the Partnership accounted for this entity as a consolidated subsidiary from the acquisition date. Volumes for the nine months ended September 30, 2011 of 70 thousand bpd and the related revenue per barrel, have been included in the consolidated total. From the date of acquisition, this pipeline had actual throughput of approximately 139 thousand bpd for the nine months ended September 30, 2011.

(4)

In July 2011 and August 2011, the Partnership acquired the Eagle Point tank farm in New Jersey and a refined products terminal located in East Boston Massachusetts, respectively. Volumes and revenues for these acquisitions are included from their acquisition dates.

(5)

In July and August 2010, the Partnership acquired additional interests in the Mid-Valley and West Texas Gulf crude oil pipelines, which previously had been recorded as equity investments. The Partnership obtained a controlling financial interest as a result of these acquisitions and began accounting for these entities as consolidated subsidiaries from their respective acquisition dates. Volumes and the related revenues for the nine months ended September 30, 2010 of 119 thousand bpd have been included in the consolidated total. From the date of acquisition, these pipelines had actual throughput of approximately 602 thousand bpd for the nine months ended September 30, 2010. The amounts presented for the nine month period ended September 30, 2011 include amounts attributable to these systems for the entire period.
(6)	Includes results from the crude oil acquisition and marketing business acquired from Texon L.P. in August 2011 from the acquisition date.
(7)

The Crude Oil Acquisition and Marketing segment gathers, purchases, markets and sells crude oil principally in Oklahoma and Texas. The segment consists of approximately 140 crude oil transport trucks; and approximately 110 crude oil truck unloading facilities

(8)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by total crude purchases.

Analysis of Consolidated Net Income

Net income for Sunoco Logistics Partners L.P. (“the Partnership”) was $243 million for the nine month period ended September 30, 2011 as compared with $288 million for the same period in 2010. Net income for the nine months ended September 30, 2010 included a $128 million non-cash gain on the Partnership’s acquisition of additional interests in two of its joint venture pipelines. Excluding the gain, the Partnership had 2010 net income of $160 million. The $83 million increase in adjusted net income is primarily related to expanded crude oil volumes and margins, which benefited from market-related opportunities and the contango market structure, and an increase in operating income associated with the Partnership’s acquisitions and organic growth projects in 2010 and 2011. The increases were partially offset by higher depreciation expense and income tax expense which were also the result of the Partnership’s 2010 and 2011 acquisitions and organic growth projects.

Analysis of Segment Operating Income

Refined Products Pipelines

Operating income for the nine months ended September 30, 2011 decreased from the prior year period due to lower pipeline volumes on the Partnership’s refined product pipelines in the southwest and unplanned refinery issues in the northeast. The decreased operating income was partially offset by results from the second quarter 2011 acquisition of a controlling financial interest in Inland Corporation.

Terminal Facilities

The improvement in operating income for the nine months ended September 30, 2011 was primarily related to increased results from the butane blending business acquired in July 2010 and higher tank rentals and fees at the Partnership’s Nederland terminal. These improvements were partially offset by lower throughput at the Partnership’s refined products and refinery terminals, which were negatively impacted by unplanned refinery maintenance during the first quarter 2011.

Crude Oil Pipeline

Operating income increased for the nine months ended September 30, 2011 compared to the same period in 2010. The increase was primarily due to higher volumes shipped on the pipelines, full-period contributions from the 2010 acquisitions of Mid-Valley and West Texas Gulf.

Crude Oil Acquisition and Marketing

Operating income for the nine months ended September 30, 2011 increased from the prior year period due primarily to expanded crude oil volumes and margins, which benefited from market-related opportunities and the contango market structure. Operating results were further improved by increased volumes from the business acquired from Texon L.P. in the third quarter of 2011.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under our credit facilities are our primary sources of liquidity. At September 30, 2011, we had net working capital of $330 million and available borrowing capacity under credit facilities of $550 million. Our working capital position reflects crude oil and refined products inventories based on historical costs under the LIFO method of accounting. The current replacement cost of all such inventories exceeded their carrying value at September 30, 2011 by approximately $104 million. Inventories valued at LIFO are readily marketable at their current replacement values. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

Capital Resources

Credit Facilities

In August 2011, the Partnership replaced its existing $458 million of credit facilities with two new credit facilities totaling $550 million. The new credit facilities consist of a five-year $350 million unsecured credit facility (the “$350 million Credit Facility”) and a $200 million 364 day unsecured credit facility (the “$200 million Credit Facility”).

The $350 million Credit Facility is available to fund the Operating Partnership’s working capital requirements, to finance acquisitions, to finance capital projects and for general partnership purposes. The $350 million Credit Facility matures in August 2016 and may be prepaid at any time. It bears interest at LIBOR or the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate or (c) LIBOR plus an applicable margin) or the Federal Funds Rate (each plus the applicable margin).

The $200 million Credit Facility, entered into by Sunoco Partners Marketing & Terminals LP (a wholly-owned subsidiary of the Partnership), is available to fund certain crude oil inventory activities. The $200 million Credit Facility matures in August 2012 and may be prepaid at any time. It bears interest at LIBOR or Base Rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate or (c) LIBOR plus an applicable margin) (each plus the applicable margin).

The $350 million and $200 million Credit Facilities contain various covenants limiting the Partnership’s ability to a) incur indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of its business, e) acquire another company, or f) enter into a merger or sale of assets, including the sale or transfer of interests in the Partnership’s subsidiaries. The $350 million and $200 million Credit Facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total debt to EBITDA ratio of 5.0 to 1, which could generally be increased to 5.50 to 1 during an acquisition period. The Partnership’s ratio of total debt to EBITDA was 3.2 to 1 at September 30, 2011, as calculated in accordance with the bank covenants.

Senior Notes

In July 2011, the Operating Partnership issued $300 million of 4.65 percent Senior Notes and $300 million of 6.10 percent Senior Notes (the “2022 and 2042 Senior Notes”), due February 2022 and February 2042, respectively. The net proceeds of $595 million from the 2022 and 2042 Senior Notes were used to pay down the outstanding borrowings under our $63 and $395 million revolving credit facilities, which were used to fund the acquisitions of a controlling financial interest in Inland Corporation and the Texon crude oil purchasing and marketing business, and for general partnership purposes.

Equity Offering

In July 2011, the Partnership issued $98 million of Class A Units to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets. The 1.3 million of deferred distribution units are a new class of units that will convert to common units, on a one-to-one basis, on the one-year anniversary of their issuance.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the nine months ended September 30, 2011 was $215 million compared with net cash provided by operating activities of $88 million for the first nine months of 2010. Net cash provided by operating activities in 2011 related primarily to net income of $243 million and non-cash charges for depreciation and amortization of $61 million. These sources were partially offset by a $89 million increase in working capital which was the primarily the result of the Partnership’s increased contango inventory positions. The net cash provided by operating activities in 2010 related to net income of $288 million and non-cash charges of depreciation and amortization of $45 million, offset by a $128 million non-cash gain on investments in affiliates and a $119 million increase in working capital. The increase in working capital was the result of increased contango inventory positions.

Net cash used in investing activities for the first nine months of 2011 was $518 million compared with $356 million for the first nine months of 2010. Net cash used in investing activities in 2011 consisted primarily of the acquisitions of the a crude oil acquisition and marketing business for $222 million, a refined products terminal in East Boston for $73 million, an interest in the Inland refined products pipeline system for $99 million and the Eagle Point tank farm for $2 million. In addition, cash used in investing activities also included capital expenditures to expand upon the Partnership’s existing butane blending business, increase tankage at the Nederland facility and expand the Partnership’s refined products platform in the southwest United States, as well as maintenance capital associated with the Partnership’s existing assets. Net cash used in investing activities in 2010 included acquisitions of a butane blending business and additional interests in three joint venture pipelines, construction projects to expand services at the Partnership’s refined products terminals, increase tankage at the Nederland facility and expand upon the Partnership’s refined products platform in the southwest United States.

Net cash provided by financing activities for the first nine months of 2011 was $309 million compared with $268 million for the first nine months of 2010. Net cash provided by financing activities for the first nine months of 2011 resulted from $595 million in net proceeds related to the August 2011 offering of the 2022 and 2042 Senior Notes. This source of cash was partially offset by $156 million in quarterly distributions paid to limited partners and the general partner, $94 million increase in advances to affiliates and $32 million net repayments under the Partnership’s previous credit facilities. Net cash provided by financing activities for the first nine months of 2010 resulted from $494 million in net proceeds from an issuance of senior notes, net proceeds of $143 million related to the Partnership’s August 2010 equity offering and $100 million of proceeds from the July 2010 promissory note with Sunoco. These sources of cash were partially offset by $201 million in distributions to repay in full the promissory note issued in connection with the repurchase and exchange of the general partner’s IDRs, a $119 million net repayment of the Partnership’s credit facilities and $138 million in quarterly distributions paid to limited partners and the general partner.

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

•

Expansion capital expenditures to integrate complimentary assets to grow the business, to improve operational efficiencies or reduce costs and to expand existing and construct new facilities, such as projects that increase storage or throughput volume; and,

•	Major acquisitions of complimentary assets or businesses to expand operations and grow the business.

The following table summarizes maintenance and expansion capital expenditures, including acquisitions, for the periods presented:

	Nine Months Ended September 30,
	2011	2010
	(in millions)

Maintenance	$20	$25
Expansion	102	88
Major Acquisitions(1)	494	243

Total	$616	$356

(1)	Includes $98 million of Class A units issued in connection with the purchase of Eagle Point tank farm.

Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations.

Expansion capital expenditures for the nine months ended September 30, 2011 were $102 million compared to $88 million for the first nine months of 2010. Expansion capital for 2011 includes projects to expand the Partnership’s butane blending business, increased tankage at the Nederland facility and expansion of the Partnership’s refined products platform in the southwest United States. The Partnership expects total expansion capital of approximately $160 million for 2011.

Major acquisitions during the nine months ended September 30, 2011 include the East Boston terminal for $56 million plus inventory, the Texon crude oil purchasing and marketing business for $205 million plus inventory, the Eagle Point tank farm for $100 million, an 83.8 percent equity interest in Inland Corporation for $99 million, which owns a refined products pipeline system in Ohio.

Expansion capital for the first nine months of 2010 included construction projects to expand services at the Partnership’s refined products terminals, increase tankage at the Nederland facility and expand upon the Partnership’s refined products platform in the southwest United States.

We expect to fund capital expenditures, including any additional acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under the credit facilities, other borrowings and the issuance of additional common units.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including interest rates and volatility in crude oil and refined products commodity prices. To manage such exposure, interest rates and inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management.

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- and variable-rate debt. At September 30, 2011, we had $100 million of variable-rate borrowings under our promissory note to affiliates. The outstanding borrowings bear interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates would have a negative impact on funds borrowed under variable debt arrangements. Our weighted average interest rate on our variable-rate borrowings was 3.1 percent at September 30, 2011. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $1 million.

At September 30, 2011, we had $1.7 billion of fixed-rate senior notes, with a fair value of $1.9 billion. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at September 30, 2011 by approximately $372 million.

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

Pursuant to our risk management policy, derivative instruments may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions. These instruments are not used to speculate on crude oil or refined products prices, as these activities could expose us to significant losses. The physical contracts related to our crude oil and refined products businesses that qualify as derivatives have been designated as normal purchases and sales and are accounted for using traditional accrual accounting. We do not use derivative instruments to manage our exposure to prices related to crude oil purchase and sales activities. We do use derivative instruments as economic hedges against price changes related to our forecasted refined products purchase and sale activities. These derivative instruments are intended to have equal and opposite effects of the purchase and sale activities. At September 30, 2011, the fair market value of our open derivative positions was a net asset of $17 million on 4 million barrels of refined products. These derivative positions vary in length but do not extend beyond 2012.

For additional information concerning our commodity market risk activities, see Note 14 to the Condensed Consolidated Financial Statements.

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

As of September 30, 2011, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the Chairman and Chief Executive Officer and the Vice President, Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s Chairman and Chief Executive Officer, and its Vice President, Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, cash flows or financial position at September 30, 2011.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 23, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2011, the Partnership issued an aggregate 1.3 million Class A units to the General Partner as part of the consideration for the contribution of the Eagle Point Assets to the Partnership. The Class A units are a new class of limited partner interests in the Partnership, which will not be entitled to receive quarterly distributions that are made on the Partnership’s common units. The Class A units will automatically convert to common units one year from the date of issuance. Further details related to the Class A unit issuance can be found in the Current Report on Form 8-K filed on July 5, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1:	Amendment No. 1 to Third Amended and Restated Partnership Agreement of Limited Partnership of Sunoco Logistics Partners L.P. dated as of July 1, 2011 (incorporated by reference to Exhibit 3.1 for Form 8-K, File No. 1-31219, filed July 5, 2011)

3.2:	Third Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC dated as of July 1, 2011 (incorporated by reference to Exhibit 3.2 for Form 8-K, File No. 1-31219, filed July 5, 2011)

10.1:	$350,000,000 Credit Agreement dated as of August 22, 2011, among Sunoco Logistics Partners Operations L.P., as the Borrower; Sunoco Logistics Partners L.P., as the Guarantor; Citibank, N.A., as Administrative Agent, Swing Line Lender and as a Lender and L/C Issuer; Barclays Bank PLC, as a Lender and L/C Issuer; and the Other Lenders Party Hereto.

10.2:

$200,000,000 364-Day Revolving Credit Agreement dated as of August 22, 2011, among Sunoco Partners Marketing & Terminals L.P., as the Borrower; Sunoco Logistics Partners Operations L.P. and Sunoco Logistics Partners L.P., as the Guarantors; Citibank, N.A., as Administrative Agent and as a Lender; Barclays Bank PLC, as a Lender; and the Other Lenders Party Hereto.

10.3:	Letter agreement dated November 2, 2011, by and between Sunoco Partners LLC and Michael J. Hennigan, President and Chief Operating Officer

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

32.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

101.1:	The following financial statements from Sunoco Logistics Partners L.P.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statement of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.

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

Date: November 3, 2011