Form 10-K
period 2011-12-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2012-02-24
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-31219

SUNOCO LOGISTICS PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Market Street, Suite 1500, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 248-4344

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partnership interests	New York Stock Exchange
Class A Common Units representing limited partnership interests	New York Stock Exchange
Senior Notes 7.25%, due February 15, 2012	New York Stock Exchange
Senior Notes 8.75%, due February 15, 2014	New York Stock Exchange
Senior Notes 6.125%, due May 15, 2016	New York Stock Exchange
Senior Notes 5.50%, due February 15, 2020	New York Stock Exchange
Senior Notes 4.65%, due February 15, 2022	New York Stock Exchange
Senior Notes 6.85%, due February 15, 2040	New York Stock Exchange
Senior Notes 6.10%, due February 15, 2042	New York Stock Exchange

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

The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10 percent or more of the Common Units outstanding (including the General Partner of the registrant, Sunoco Partners LLC, as if they may be affiliates of the registrant)) was $2.0 billion as of June 30, 2011, based on $28.72 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date.

At February 24, 2012, the number of the registrant’s Common Units and Class A Units outstanding were 99,601,231 and 3,939,435, respectively.

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

Words such as “may,” “anticipates,” “believes,” “expects,” “estimates,” “planned,” “scheduled” or similar phrases or expressions identify forward looking statements. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil and petroleum products that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, refined petroleum products and natural gas liquids we buy and sell;

•	The loss of Sunoco as a customer or a significant reduction in its current level of throughput and storage with us;

•	An increase in the competition encountered by our terminals, pipelines and crude oil and refined products acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations governing composition of the products that we transport, terminal and store;

•	Improvements in energy efficiency and technology resulting in reduced demand for petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

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

(a) General Development of Business

We are a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil and refined products. The principal executive offices of Sunoco Partners LLC, our general partner, are located at 1818 Market Street, Suite 1500, Philadelphia, Pennsylvania 19103 (telephone (215) 977-3000). Our website address is www.sunocologistics.com.

Sunoco, Inc., and its wholly owned subsidiaries including Sunoco, Inc. (R&M), own 33.8 percent of our partnership interests, including a 2 percent general partner interest. Sunoco, Inc. and Sunoco, Inc. (R&M) are collectively referred to as “Sunoco.”

(b) Financial Information about Segments

See Part II, Item 8. “Financial Statements and Supplementary Data.”

(c) Narrative Description of Business

We are a Delaware limited partnership which is principally engaged in the transport, terminalling and storage of crude oil and refined products. In addition to logistics services, we also own acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil and refined products. Our portfolio of geographically diverse assets earns revenues in 29 states located throughout the United States.

During the third quarter 2011, we realigned our reporting segments. The updated reporting segments are: Refined Products Pipelines, Terminal Facilities, Crude Oil Pipelines and Crude Oil Acquisition and Marketing. Prior to this date, the former Crude Oil Pipelines segment included both crude oil pipeline and crude oil acquisition and marketing operations. We have determined it is more meaningful to segregate these operations into different reporting segments, given the growth in the crude oil acquisition and marketing business. For the purpose of comparability, all prior year segment disclosures have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated net income.

•

The Refined Products Pipelines serve Sunoco and other third parties and consists of approximately 2,500 miles of refined product pipelines, including a two-thirds undivided interest in the approximately 100-mile refined product Harbor pipeline and joint venture interests in four refined products pipelines in selected areas of the United States.

•

The Terminal Facilities consist of 42 active refined product terminals with an aggregate storage capacity of 8 million barrels, which provide storage, terminalling, blending and other ancillary services primarily to our Refined Products Pipelines; the Nederland Terminal, a 22 million barrel marine crude oil terminal on the Texas Gulf Coast; a 2 million barrel refined product terminal that previously served Sunoco’s Marcus Hook refinery near Philadelphia, Pennsylvania; one inland and two marine crude oil terminals with a combined capacity of 3 million barrels, and related pipelines, which serve Sunoco’s Philadelphia refinery; the Eagle Point terminal, a 5 million barrel refined product and crude oil terminal and dock facility; and a 1 million barrel liquefied petroleum gas (“LPG”) terminal near Detroit, Michigan.

•

The Crude Oil Pipelines transport crude oil principally in Oklahoma and Texas. The segment consists of approximately 4,900 miles of crude oil trunk pipelines, including a 37 percent undivided interest in the approximately 100-mile Mesa Pipe Line system; and approximately 500 miles of crude oil gathering lines that supply the trunk pipelines.

•

The Crude Oil Acquisition and Marketing business gathers, purchases, markets and sells crude oil using approximately 170 crude oil transport trucks and approximately 110 crude oil truck unloading facilities.

Our primary business strategies focus on generating stable cash flows, increasing pipeline and terminal throughput, utilizing our crude oil gathering assets to maximize value for producers, pursuing strategic and accretive acquisitions that provide organic growth opportunities that will complement our existing asset base and improving operating efficiencies. We believe that these strategies will result in continued increases in distributions to our unitholders.

For the year ended December 31, 2011, Sunoco accounted for 45 percent of the Refined Products Pipelines’ total revenues, 27 percent of the Terminal Facilities’ total revenues, 2 percent of the Crude Oil Pipelines’ total revenues and 2 percent of Crude Oil Acquisition and Marketing’s total revenues.

In March 2011, Sunoco completed the sale of its Toledo refinery to affiliates of PBF Holding Company LLC (“PBF”). Certain of our agreements with Sunoco to supply or purchase crude oil and provide pipeline and terminalling services to support the Toledo refinery were assigned to PBF or its agents in connection with the sale. The sale of the refinery did not have a material impact on our results of operations, financial position or cash flows.

In September 2011, Sunoco announced its intention to exit its refining business in the northeast and initiated a process to sell its refineries located in Philadelphia and Marcus Hook, Pennsylvania. In December 2011, the main processing units at the Marcus Hook refinery were idled indefinitely. Sunoco continues to pursue a sale of both the Philadelphia and Marcus Hook facilities, however Sunoco does not believe that the Marcus Hook facility will be sold and restarted as an operating refinery. If arrangements for sale cannot be made, Sunoco intends to permanently idle the facilities by July 2012. We assessed the impact that Sunoco’s decision to exit its refining business in the northeast will have on our assets that have historically served the refineries and determined that our refined products pipelines and terminals continue to have expected future cash flows that support their carrying values. However, we recognized a $42 million charge in the fourth quarter 2011 for certain crude oil terminal assets which would be negatively impacted if the Philadelphia refinery is permanently idled. The charge includes a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these terminal assets are permanently idled.

Our pipeline and terminal assets provide a cost effective and efficient outlet to supply Sunoco’s retail marketing network, and as such, we expect that Sunoco will continue to utilize our assets going forward. We will continue to evaluate how changes in Sunoco’s northeast refining operations will impact our pipeline and terminal assets.

Refined Products Pipelines

Refined Products Pipelines

We own and operate approximately 2,500 miles of refined products pipelines in selected areas of the United States. The refined products pipelines transport refined products from refineries in the northeast, midwest and southwest United States to markets in New York, New Jersey, Pennsylvania, Ohio, Michigan, Texas and Canada. The refined products transported in these pipelines include multiple grades of gasoline, middle distillates (such as heating oil, diesel and jet fuel) and LPGs (such as propane and butane). Rates for shipments on the Refined Products Pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) and the Pennsylvania Public Utility Commission (“PA PUC”), among other state regulatory agencies.

Since December 31, 2008, we completed the following acquisitions of refined products pipelines:

•

Controlling Financial Interest in Inland Corporation—In May 2011, we acquired an 83.8 percent equity interest in Inland Corporation (“Inland”) from Sunoco and Shell Oil Company. Inland is the owner of 350 miles of active refined products pipelines in Ohio. The pipeline connects three refineries in Ohio to terminals and major markets in Ohio. As we have a controlling financial interest in Inland, the joint venture is reflected as a consolidated subsidiary in our consolidated financial statements. We expect to assume operatorship of the pipeline during the first half of 2012.

•

West Shore Pipe Line Company—In July 2010, we acquired from an affiliate of BP an additional 4.8 percent interest in West Shore Pipe Line Company (“West Shore”), a joint venture that owns approximately 650 miles of common carrier refined products pipelines, increasing our ownership interest from 12.3 percent to 17.1 percent. The system, which is operated by Buckeye Partners, L.P., originates from the Chicago, Illinois refining center and extends to Madison and Green Bay, Wisconsin with delivery points along the way.

The following table shows the average shipments on the refined products pipelines in each of the years presented. Average shipments represent the average revenue-generating pipeline throughput in barrels per day (“bpd”):

	Year Ended December 31,
	2011	2010	2009
Average shipments (thousands of bpd)(1)(2)	522	468	577

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures, which are not consolidated.
(2)	In May 2011, we acquired a controlling financial interest in Inland and we accounted for the entity as a consolidated subsidiary from the date of acquisition. Average volumes for the year ended December 31, 2011 of 88 thousand bpd have been included in the consolidated total. From the date of acquisition, this pipeline had actual throughput of 140 thousand bpd for the year ended December 31, 2011.

The mix of refined products delivered varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels peaking in the winter. In addition, weather conditions in the areas served by the Refined Products Pipelines affect both the demand for, and the mix of, the refined products delivered through the Refined Products Pipelines, although historically any overall impact on the total volume shipped has been short-term.

Joint Ventures

We own equity interests in several common carrier refined products pipelines, summarized in the following table:

Pipeline	Equity Ownership	Pipeline Mileage
Explorer Pipeline Company(1)	9.4%	1,900
Yellowstone Pipe Line Company(2)	14.0%	700
West Shore Pipe Line Company(3)	17.1%	650
Wolverine Pipe Line Company(4)	31.5%	700

(1)	The system, which is operated by Explorer employees, originates from the refining centers of Lake Charles, Louisiana and Beaumont, Port Arthur and Houston, Texas, and extends to Chicago, Illinois, with delivery points in the Houston, Dallas/Fort Worth, Tulsa, St. Louis, and Chicago areas. Explorer charges market-based rates for all its tariffs.
(2)	The system, which is operated by ConocoPhillips, originates from the Billings, Montana refining center and extends to Moses Lake, Washington with delivery points along the way. Tariff rates are regulated by the FERC for interstate shipments and the Montana Public Service Commission for intrastate shipments in Montana.

(3)	The system, which is operated by Buckeye, originates from the Chicago, Illinois refining center and extends to Madison and Green Bay, Wisconsin with delivery points along the way. West Shore charges market-based tariff rates in the Chicago area.
(4)	The system, which is operated by Wolverine employees, originates from Chicago, Illinois and extends to Detroit, Grand Haven, and Bay City, Michigan with delivery points along the way. Wolverine charges market-based rates for tariffs at the Detroit, Jackson, Niles, Hammond, and Lockport destinations.

Terminal Facilities

Refined Products Terminals

Our 42 active refined products terminals receive refined products from pipelines, barges, railcars, and trucks and distribute them to Sunoco and to third parties, who in turn deliver them to end-users and retail outlets. Terminals are facilities where products are transferred to or from storage or transportation systems, such as a pipelines, to other transportation systems, such as trucks or other pipelines. The operation of these facilities is called “terminalling.” Terminals play a key role in moving product to the end-user markets by providing the following services: storage; distribution; blending to achieve specified grades of gasoline and middle distillates; and other ancillary services that include the injection of additives and the filtering of jet fuel. Typically, our refined products terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is operational 24 hours a day. This automated system provides controls over allocations, credit, and carrier certification.

We completed the following acquisitions since December 31, 2008:

•

East Boston Terminal—In September 2011, we acquired a refined products terminal, located in East Boston, Massachusetts, from affiliates of ConocoPhillips. The terminal is the sole service provider to Logan International Airport under a long-term contract to provide jet fuel. The terminal includes a 10-bay truck rack and total active storage capacity for this facility is approximately 1 million barrels.

•

Eagle Point Tank Farm—In July 2011, we acquired the Eagle Point tank farm and related assets from Sunoco. The tank farm is located in Westville, New Jersey and consists of approximately 5 million barrels of active storage for clean products and dark oils.

•

Southwest Terminals—In October 2010, we acquired a crude oil and refined products terminal located in Bay City, Texas and a refined products terminal and pipeline segment located in Big Sandy, Texas. The terminals have a total capacity of less than half of a million barrels. In February 2012, we completed a sale of the Big Sandy terminal to Delek US Holdings, Inc.

•

Butane Blending—In July 2010, we acquired a butane blending business from Texon L.P. (“Texon”). The butane blending business generates profits by adding less expensive normal butane to higher priced gasoline, while complying with regional and seasonally variable specifications for maximum vapor pressure. The business provides terminal and pipeline operators with the use of proprietary automated blending systems and butane supply to optimize butane blending in pipelines and at gasoline terminals. We hold U.S. patents for these systems.

•

Romulus Terminal—In September 2009, we acquired a refined products terminal facility located in Romulus, Michigan. Total active terminal storage capacity for this facility is less than a half of a million barrels.

Our refined products terminals derive revenues from terminalling fees paid by customers. A fee is charged for receiving refined products into the terminal and delivering them to trucks, barges, or pipelines. In addition to terminalling fees, we generate revenues by charging customers fees for blending services, including ethanol and biodiesel blending, injecting additives, and filtering jet fuel. Our refined products pipelines supply the majority of our refined products terminals, with third-party pipelines and barges supplying the remainder.

The table below summarizes the total average daily throughput for the refined products terminals in each of the years presented:

	Year Ended December 31,
	2011	2010	2009
Refined products throughput (thousands of bpd)	492	488	462

The following table outlines the number of active terminals and storage capacity by state:

State	Number of Terminals	Storage Capacity
		(thousands of bbls)
Indiana	1	206
Maryland	1	715
Massachusetts	1	1,145
Michigan	3	763
New Jersey	4	746
New York(1)	4	920
Ohio	7	916
Pennsylvania	14	1,772
Virginia	1	403
Louisiana	1	162
Texas	5	716

Total	42	8,464

(1)

We have a 45 percent ownership interest in a terminal at Inwood, New York and a 50 percent ownership interest in a terminal at Syracuse, New York. The storage capacities included in the table represent the proportionate share of capacity attributable to our ownership interests in these terminals.

Refined Products Acquisition and Marketing

With the acquisition of a butane blending business in 2010, we expanded our refined products acquisition and marketing activities. In 2011, we continued to expand our butane blending service platform by installing our blending technology at both our refined products terminals and third party facilities. Revenues from these activities are generated through sales of refined products which are purchased in bulk or generated through blending. The operating results of our refined products acquisition and marketing activities are dependent on our ability to execute sales in excess of the aggregate cost, and therefore we structure our acquisition and marketing operations to optimize the sources and timing of purchases and minimize the transportation and storage costs. In order to manage exposure to volatility in refined products prices, our policy is to (i) only purchase refined products for which sales contracts have been executed or for which ready markets exist, (ii) structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. However, we do utilize a seasonal hedge program involving swaps, futures and other derivative instruments to mitigate the risk associated with unfavorable market movements in the price of refined products. These derivative contracts act as a hedging mechanism against the volatility of prices.

Nederland Terminal

The Nederland Terminal, which is located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil. The terminal receives, stores, and distributes crude oil, feedstocks, lubricants, petrochemicals, and bunker oils (used for fueling ships and other marine vessels), and also blends lubricants. The terminal currently has a total storage capacity of approximately 22 million barrels in approximately 130 aboveground storage tanks with individual capacities of up to 660 thousand barrels.

The Nederland Terminal can receive crude oil at each of its five ship docks and three barge berths. The five ship docks are capable of receiving over 2 million bpd of crude oil. In addition to our Crude Oil Pipelines, the terminal can also receive crude oil through a number of other pipelines, including:

•	the Shell Houma to Houston pipeline from Louisiana;

•	the Cameron Highway pipeline, which is jointly owned by Enterprise Products and Genesis Energy;

•	the ExxonMobil Pegasus pipeline;

•	the Department of Energy (“DOE”) Big Hill pipeline; and

•	the DOE West Hackberry pipeline.

The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill near Winnie, Texas, which have an aggregate storage capacity of 398 million barrels.

The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge, ship, rail, or truck. In total, the terminal is capable of delivering over 2 million bpd of crude oil to our Crude Oil Pipelines or a number of third party pipelines including:

•	the ExxonMobil pipeline to its Beaumont, Texas refinery;

•	the DOE pipelines to the Big Hill and West Hackberry Strategic Petroleum Reserve caverns;

•	the Valero pipeline to its Port Arthur, Texas refinery;

•	the Total pipelines to its Port Arthur, Texas refinery; and

•	the Shell pipeline to various refineries in Houston, Texas.

The table below summarizes the total average daily throughput for the Nederland Terminal in each of the years presented:

	Year Ended December 31,
	2011	2010	2009
Crude oil and refined products throughput (thousands of bpd)	757	729	597

Revenues are generated at the Nederland Terminal primarily by providing term or spot storage services and throughput capabilities to a number of customers.

Fort Mifflin Terminal Complex

The Fort Mifflin Terminal Complex is located on the Delaware River in Philadelphia and supplies Sunoco’s Philadelphia refinery with all of its crude oil. The complex includes the Fort Mifflin Terminal, the Hog Island Wharf, the Darby Creek tank farm and connecting pipelines. Revenues are generated from the Fort Mifflin Terminal Complex by charging fees based on throughput. Substantially all of the revenues from the Fort Mifflin Terminal Complex are derived from Sunoco. Sunoco’s intention to sell or idle its Philadelphia refinery resulted in our recognition of a charge related to the Fort Mifflin Terminal Complex during the fourth quarter 2011 for asset write-downs and regulatory obligations which would be incurred if certain terminal assets are permanently idled. We continue to evaluate the impact of changes in Sunoco’s refining operations on our assets.

The Fort Mifflin Terminal consists of two ship docks with 40-foot freshwater drafts with a total storage capacity of approximately 570 thousand barrels. Crude oil and some refined products enter the Fort Mifflin

Terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class (“VLCC”) tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.

The Hog Island Wharf is located next to the Fort Mifflin Terminal on the Delaware River and receives crude oil via two ship docks, one of which can accommodate crude oil tankers and smaller crude oil vessels and the other of which can accommodate some smaller crude oil vessels.

The Darby Creek tank farm is a primary crude oil storage terminal for Sunoco’s Philadelphia refinery. This facility has a total storage capacity of approximately 3 million barrels. Darby Creek receives crude oil from the Fort Mifflin Terminal and Hog Island Wharf via our pipelines. The tank farm then stores the crude oil and pumps it to the Philadelphia refinery via our pipelines.

The table below sets forth the average daily number of barrels of crude oil and refined products delivered to Sunoco’s Philadelphia refinery in each of the years presented:

	Year Ended December 31,
	2011	2010	2009
Crude oil throughput (thousands of bpd)	267	267	266
Refined products throughput (thousands of bpd)	9	32	14

Total (thousands of bpd)	276	299	280

Marcus Hook Tank Farm

The Marcus Hook tank farm has historically stored substantially all of the gasoline and middle distillates that Sunoco shipped from the Marcus Hook refinery. The tank farm has a total storage capacity of approximately 2 million barrels. After receipt of refined products from the Marcus Hook refinery, the tank farm either stored or delivered them to our Twin Oaks terminal, to the Twin Oaks pump station, an origin location for the Refined Products Pipelines, or to a third party terminal via pipeline.

In December 2011, the main processing units at the Marcus Hook refinery were idled indefinitely. Although Sunoco does not believe that the Marcus Hook refinery will be sold and restarted as an operating refinery, we expect to utilize our Marcus Hook tank farm assets to provide terminalling services to both Sunoco and third-party customers. As such, the expected future cash flows for these assets continue to support their carrying values. If arrangements for sale cannot be made, Sunoco intends to permanently idle the Marcus Hook refinery by July 2012. We continue to evaluate the impact of changes in Sunoco’s refining operations on our assets.

The table below summarizes the total average daily throughput for the Marcus Hook tank farm in each of the years presented:

	Year Ended December 31,
	2011	2010	2009
Refined products throughput (thousands of bpd)	133	152	130

Eagle Point Terminal

The Eagle Point docks are located in Westville, New Jersey on the Delaware River and are connected to the Sunoco Eagle Point refinery, which was permanently shut down in the fourth quarter 2009. The shutdown of the Eagle Point refinery did not have a material impact on our results of operations, financial position or cash flows, as our assets that were affected by the shut-down were re-deployed for alternate uses. To compliment the services offered by our existing dock and truck loading equipment, we acquired the Eagle Point tank farm from Sunoco in July 2011. The tank farm is connected to our previously owned dock facility and allowed us to expand upon the services offered by our existing assets. The tank farm provides crude oil and refined products storage and distribution services and has a total active storage capacity of approximately 5 million barrels for clean products and dark oils. The docks can accommodate three ships or barges to receive and deliver crude oil, intermediate products and refined products to outbound ships and barges.

The table below summarizes the total average daily throughput for the Eagle Point Terminal in each of the years presented:

	Year Ended December 31,
	2011	2010	2009
Crude oil throughput (thousands of bpd)	4	13	99
Refined products throughput (thousands of bpd)	30	1	82

Total (thousands of bpd)	34	14	181

Inkster Terminal

The Inkster Terminal, located near Detroit, Michigan, consists of eight salt caverns with a total storage capacity of approximately 975 thousand barrels. We use the Inkster Terminal’s storage in connection with our Toledo, Ohio to Sarnia, Canada pipeline system and for the storage of LPGs from Canada and a refinery in Toledo, which was sold by Sunoco to PBF in the first quarter of 2011. The terminal can receive and ship LPGs in both directions at the same time and has a propane truck loading rack.

Crude Oil Pipelines

Crude Oil Pipelines

The crude oil pipelines consist of approximately 4,900 miles of crude oil trunk pipelines and approximately 500 miles of crude oil gathering pipelines in the southwest and midwest United States. These lines primarily deliver crude oil and other feedstocks to refineries in those regions.

We completed the following acquisitions of crude oil pipelines since December 31, 2008:

•

West Texas Gulf Pipe Line Company—In August 2010, we acquired an additional ownership interest in West Texas Gulf Pipe Line Company (“West Texas Gulf”) from an affiliate of BP, increasing our ownership from 43.8 percent to 60.3 percent. We remain the operator of the pipeline and as we have a controlling financial interest, West Texas Gulf is reflected as a consolidated subsidiary within the Crude Oil Pipelines from the date of acquisition. West Texas Gulf owns approximately 600 miles of common carrier crude oil pipelines, which originate from the West Texas oil fields at Colorado City and the Nederland Terminal and extend to Longview, Texas where deliveries are made to several pipelines, including the Mid-Valley pipeline.

•

Mid-Valley Pipeline Company—In July 2010, we acquired an additional ownership interest in Mid-Valley Pipeline Company (“Mid-Valley”) from an affiliate of BP, increasing our ownership from 55.3 percent to 91.0 percent. We remain the operator of the pipeline and as we have a controlling financial interest, Mid-Valley is reflected as a consolidated subsidiary within the Crude Oil Pipelines from the date of acquisition. Mid-Valley owns approximately 1,000 miles of crude oil pipelines, which originate in Longview, Texas and terminate in Samaria, Michigan. Mid-Valley provides crude oil to a number of refineries, primarily in the midwest United States.

•

Excel Pipeline LLC—In September 2009, we acquired a 100% membership interest in Excel Pipeline LLC (“Excel”) from affiliates of Gary-Williams Energy Corporation (“Gary-Williams”). The pipeline consists of approximately 50 miles of crude oil pipeline originating in Duncan, Oklahoma and terminating at Gary-Williams’ refinery in Wynnewood, Oklahoma. We were the operator of the pipeline prior to the acquisition. In connection with the transaction, we assumed a 20-year throughput and deficiency contract with Gary-Williams. Pursuant to this contract, Gary-Williams guarantees minimum amounts of crude oil throughput on the pipeline and we agree to provide transportation of such crude oil.

Our pipelines access several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma (“Cushing”), as well as other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of third-party refineries.

The table below summarizes the average daily number of barrels of crude oil and other feedstocks transported on our crude oil pipelines in each of the years presented:

	Year Ended December 31,
	2011	2010	2009
Crude oil and other feedstocks throughput (thousands of bpd)(1)(2)	1,587	1,183	658

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures which are not consolidated.
(2)

In July and August 2010, we acquired controlling financial interests in Mid-Valley and West Texas Gulf, respectively, and we accounted for the entities as consolidated subsidiaries from the dates of these acquisitions. Average volumes for the year ended December 31, 2010 of 278 thousand bpd have been included in the consolidated total. From the dates of acquisition, these pipelines had actual throughput of 696 thousand bpd for the year ended December 31, 2010.

Southwest United States

Our pipelines in the southwest United States consist of approximately 2,950 miles of crude oil trunk pipelines and approximately 300 miles of crude oil gathering pipelines in Texas. The Texas system is connected to the Mid-Valley pipeline, the West Texas Gulf pipeline, other third-party pipelines and our Nederland Terminal. Revenues are generated from tariffs paid by shippers utilizing our transportation services. These tariffs are filed with the Railroad Commission of Texas (“Texas R.R.C.”) and the FERC.

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

Midwest United States

We are the majority owner of approximately 1,000 miles of a crude oil pipeline that originates in Longview, Texas and passes through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Ohio, and terminates in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the midwest United States.

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

Crude Oil Acquisition and Marketing

Our crude oil acquisition and marketing activities include the gathering, purchasing, marketing and selling of crude oil primarily in the mid-continent United States. The operations are conducted using approximately 170 crude oil transport trucks and approximately 110 crude oil truck unloading facilities. Specifically, the crude oil acquisition and marketing activities include:

•	purchasing crude oil at the wellhead from producers and in bulk from aggregators at major pipeline interconnections and trading locations;

•	storing inventory during contango market conditions (price of crude oil for future delivery is higher than current prices);

•	buying and selling crude oil at different locations and for different grades in order to maximize value for producers;

•	transporting crude oil on our pipelines and trucks or, when necessary or cost effective, pipelines or trucks owned and operated by third parties; and

•	marketing crude oil to major integrated oil companies, independent refiners and resellers in various types of sale and exchange transactions.

We completed the following acquisitions since December 31, 2008:

•

Crude Oil Acquisition and Marketing Business—In August 2011, we acquired a crude oil acquisition and marketing business from Texon L.P. consisting of a 75 thousand bpd crude oil purchasing business and gathering assets in 16 states, primarily in the mid-continent United States.

The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold as a result of the significant volume of crude oil bought and sold. However, the absolute price levels for crude oil normally do not bear a relationship to gross margin, although these price levels significantly impact revenue and cost of products sold. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross margin for the crude oil acquisition and marketing operations. The operating results of the crude oil acquisition and marketing operations are dependent on our ability to sell crude oil at a price in excess of the aggregate cost. Our crude oil acquisition and marketing operations are affected by overall levels of supply and demand for crude oil and relative fluctuations in market-related indices. Generally, we expect a base level of earnings from our crude oil acquisition and marketing operations that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated structure. Our management believes gross margin, which is equal to sales and other operating revenue less cost of products sold, operating expenses and depreciation and amortization, is a key measure of financial performance for this segment. Although we implement risk management activities to provide general stability in our margins, these margins are not fixed and will vary from period to period.

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

Generally, we enter into contracts with producers at market prices generally for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. For the year ended December 31, 2011, we purchased 224 thousand bpd from approximately 4 thousand producers and from approximately 48 thousand active leases, and undertook 439 thousand bpd of exchanges and bulk purchases during the same period.

The following table shows our average daily volume for crude oil lease purchases and sales and other exchanges and bulk purchases for the years presented:

	Year Ended December 31,
	2011	2010	2009
	(in thousands of bpd)
Lease purchases:
Available for sale	215	181	172
Exchanged	9	8	9
Other exchanges and bulk purchases	439	449	411

Total Purchases	663	638	592

Sales:
Sunoco refineries(1)	7	30	26
Third parties	274	220	205
Exchanges:
Purchased at the lease	9	8	9
Other	370	382	353

Total Sales	660	640	593

(1)	In 2011 and 2009, Sunoco sold its Toledo and Tulsa refineries, respectively. Changes associated with the sales of both refineries have not had a material impact on our financial results.

Crude Oil Price Volatility

Crude oil commodity prices have historically been volatile and cyclical. Profitability from our Crude Oil Acquisition and Marketing segment is dependent on our ability to sell crude oil at prices in excess of our aggregate cost. Our operations are not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and relative fluctuations in market related indices. Generally, we expect a base level of earnings from our Crude Oil Acquisition and Marketing business, which may be optimized and enhanced when there is a high level of market volatility. Integration between our crude oil acquisition and marketing assets, crude oil pipelines and terminal facilities allows us to further improve upon earnings during periods when there are favorable basis differentials between various types of crude oils. Additionally, we are able to increase our base level of earnings when there is a steep contango or backwardated market structure.

During periods when supply exceeds the demand for crude oil in the near term, the market for crude oil is often in contango, meaning that the price of crude oil for future deliveries is higher than the price for current deliveries. A contango market generally has a negative impact on our lease gathering margins, but is favorable to commercial strategies associated with tankage. Access to our crude oil storage facilities during a contango market allows us to improve our lease gathering margins by simultaneously purchasing crude oil inventories at current prices for storage and selling forward at higher prices for future delivery.

When there is a higher demand than supply of crude oil in the near term, the market is backwardated, meaning that the price of crude oil for future deliveries is lower than the price for current deliveries. A backwardated market has a positive impact on our lease gathering margins because crude oil gatherers can capture a premium for prompt deliveries. In this environment, there is little incentive to store crude oil, as current prices are above delivery prices in the futures markets. In a backwardated market, increased lease gathering margins provide an offset to reduced use of storage capacity.

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

Crude Oil Trucking

We own approximately 110 crude oil truck unloading facilities in the mid-continent United States with the majority located on our pipeline system. Approximately 300 crude oil truck drivers are employed by an affiliate of our general partner and approximately 170 crude oil transport trucks are owned. The crude oil truck drivers pick up crude oil at production lease sites and transport it to various truck unloading facilities on our pipelines and third-party pipelines. Third-party trucking firms are also retained to transport crude oil to certain facilities.

Pipeline and Terminal Control Operations

Almost all of our refined products and crude oil pipelines are operated via satellite, microwave, and frame relay communication systems from central control rooms located in Montello, Pennsylvania and Sugar Land, Texas. The Montello control center primarily monitors and controls our Refined Products Pipelines, and the Sugar Land control center primarily monitors and controls our Crude Oil Pipelines. The Nederland Terminal has its own control center.

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

Competition

Refined Products Pipelines

A substantial portion of the Refined Products Pipelines are located in the northeast United States and were constructed or acquired to distribute refined products to Sunoco’s retail network. Sunoco has announced its intention to exit its refining business in the northeast by July 2012. Despite this change, Sunoco will continue to operate its retail marketing network and we expect that Sunoco will continue to utilize our Refined Products Pipelines as a cost-effective means to meet its retail marketing demand. For further information on the impact, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Agreements with Sunoco.”

Generally, pipelines are the lowest cost method for long-haul, overland movement of refined products. Therefore, the most significant competitors for large volume shipments in these areas are other pipelines. Our management believes that high capital requirements, environmental considerations, and the difficulty in acquiring rights-of-way and related permits make it difficult for other companies to build competing pipelines in areas served by our pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area. Although it is unlikely that a pipeline system comparable in size and scope to the northeast and midwest portion of the Refined Products Pipelines will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with it in particular locations.

In the southwest United States, our MagTex refined products pipeline system faces competition from existing third party owned and joint venture pipelines that have excess capacity. Gulf Coast refinery expansions could justify the construction of a new pipeline that would compete with our refined product pipeline system in the southwest. However, at this time, we believe the existing pipelines have the capacity to satisfy expected future demand.

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

Terminal Facilities

The majority of the throughput at our crude oil facilities in the northeast is related to Sunoco’s refining operations. Although we face limited competition at these facilities, Sunoco’s intention to exit its refining business in the northeast and the potential permanent idling of the Philadelphia refinery is expected to negatively impact our crude oil terminals in the northeast. For further information on the impact, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreements with Sunoco.”

Throughput at the Nederland Terminal is primarily related to third-party customers. The primary competitors of the Nederland Terminal are its refinery customers’ docks and other terminal facilities located in the Beaumont, Texas area.

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

Crude Oil Pipelines

Our Crude Oil Pipelines face competition from a number of major oil companies and other smaller entities. Competition among common carrier pipelines is based primarily on transportation charges, access to crude oil supply and market demand. Our management believes that high capital costs make it unlikely that other companies will build new competing crude oil pipeline systems in the pipeline corridors served by our Crude Oil Pipelines. However, changes in refiners’ supply sources may negatively impact existing throughput on our Crude Oil Pipelines.

Crude Oil Acquisition and Marketing

Our competitors include other crude oil pipeline companies, the major integrated oil companies, their marketing affiliates and independent gatherers, banks that have established trading platforms, brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources many times greater than ours, and control greater supplies of crude oil. Crude oil acquisition and marketing competitive factors include price and contract flexibility, quantity and quality of services, and accessibility to end markets.

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

We believe that our pipeline operations are in substantial compliance with applicable DOT regulations and comparable state requirements. However, an increase in expenditures may be needed in the future to comply with higher industry and regulatory safety standards. Such expenditures cannot be estimated accurately at this time, but we do not believe they would likely have a material adverse effect relative to our results of operations, financial position or expected cash flows.

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

Sunoco indemnifies us for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of, February 8, 2002, the date of our initial public offering (“IPO”). There is no monetary cap on this indemnification from Sunoco. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the IPO date. In addition, this indemnification applies to the following, purchased from Sunoco subsequent to the IPO: interests in the Mesa Pipeline System, Mid-Valley, West Texas Gulf and Inland, as well as the Eagle Point tank farm. Any remediation liabilities not covered by this indemnity will be our responsibility.

We have agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the transferred assets occurring after the IPO date, and for environmental and toxic tort liabilities related to these assets to the extent Sunoco is not required to indemnify us. Total future costs for environmental remediation activities will depend upon, among other things, the extent of impact at each site, the timing and nature of required remedial actions, the technology available, and the determination of our liability at multi-party sites. As of December 31, 2011, all material environmental liabilities incurred by, and known to, us are either covered by the environmental indemnification or reserved for by us in our consolidated financial statements.

Air Emissions

Our operations are subject to the Clean Air Act, as amended, and comparable state and local statutes. We will be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission related issues. In addition, the federal government has enacted regulations relating to restrictions on emissions of greenhouse gases (“GHGs”). At this time, our operations do not fall under any of the current GHG regulations. While the effect of these current regulations will not impact our operations, the federal, regional or state laws or regulations limiting emissions of GHGs in the United States could adversely affect the demand for crude oil or refined products transportation and storage services as well as contribute to increased compliance costs or additional operating restrictions.

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

We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act, referred to as RCRA, and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during our operating activities, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than non-hazardous wastes. Any changes in the regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.

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

The Oil Pollution Act subjects owners of covered facilities to strict joint and potentially unlimited liability for removal costs and other consequences of a release of oil, where the release is into navigable waters, along shorelines or in the exclusive economic zone of the United States. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require that containment dikes and similar structures be installed to help prevent the impact on navigable waters in the event of a release. The Office of Pipeline Safety of the DOT, the EPA, or various state regulatory agencies, has approved our oil spill emergency response plans, and our management believes we are in substantial compliance with these laws.

In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Our management believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our results of operations, financial position or expected cash flows.

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

We have experienced several petroleum and refined product releases for which we are not covered by an indemnity from Sunoco, and for which we are responsible for necessary assessment, remediation, and/or monitoring activities. Our management estimates that the total aggregate cost of performing the currently anticipated assessment, monitoring, and remediation activities at these sites is not material in relation to our financial position at December 31, 2011. We have implemented an extensive inspection program to prevent releases of refined products or crude oil into the environment from our pipelines, gathering systems, and terminals. Any damages and liabilities incurred due to future environmental releases from our assets have the potential to substantially affect our business and our ability to generate the cash flow necessary to make distributions or satisfy debt obligations.

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

The FERC generally has not investigated interstate rates on its own initiative when those rates, like those we charge, have not been the subject of a protest or a complaint by a shipper. However, the FERC could investigate our rates at the urging of a third party if the third party is either a current shipper or has a substantial economic interest in the tariff rate level. Although no assurance can be given that the tariffs charged by us ultimately will be upheld if challenged, management believes that the tariffs now in effect for our pipelines are within the maximum rates allowed under current FERC guidelines.

We have been approved by the FERC to charge market-based rates in most of the refined products locations served by our pipeline systems. In those locations where market-based rates have been approved, we are able to establish rates that are based upon competitive market conditions.

Intrastate Regulation

Some of our pipeline operations are subject to regulation by the Texas R.R.C., the PA PUC, and the Oklahoma Corporation Commission. The operations of our joint venture interests are also subject to regulation in the states in which they operate. The applicable state statutes require that pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions generally have not initiated an investigation of rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that our intrastate rates ultimately would be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.

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

Employees

We have no employees. To carry out the operations of Sunoco Logistics Partners L.P., our general partner and its affiliates employed approximately 1,500 people at December 31, 2011 who provide direct support to the operations. Labor unions or associations represent approximately 700 of these employees at December 31, 2011.

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

We believe that the following risk factors address the known material risks related to our business, partnership structure and debt obligations, as well as the material tax risks to our common unitholders. If any of the following risks were to actually occur, our business, results of operations, financial condition and cash flows as well as any related benefits of owning our securities, could be materially and adversely affected.

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

We depend upon Sunoco, Inc. (“Sunoco”) for a substantial portion of the volumes transported on our refined products pipelines and handled at our terminals, and if Sunoco were to significantly reduce the volumes transported through our pipelines or handled at our terminals it could materially and adversely affect our results of operations, financial condition or cash flows.

For the year ended December 31, 2011, Sunoco accounted for 45 percent of our Refined Products Pipelines’ total revenues, 27 percent of our Terminal Facilities’ total revenues, 2 percent of our Crude Oil Pipelines’ total revenue and 2 percent of our Crude Oil Acquisition and Marketing’s total revenues. The balance of our revenues was received from unaffiliated customers.

Sunoco, historically a refiner and marketer of petroleum and petrochemical products, is operated and managed separately from us and is subject to different business and operational risks than us. Sunoco actively manages its assets and operations independently of ours, and therefore, changes of some nature, possibly material to our business relationship, may occur at some point in the future. Because several of our terminal facilities in the northeast are located at, and dedicated to, refineries that are owned and operated by Sunoco, if Sunoco were to significantly decrease throughput volumes at these terminals, because of business or operational difficulties or strategic decisions by its management, it is unlikely that we would be able to utilize any additional capacity at these terminal facilities to service third party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Further, if Sunoco were to significantly decrease the throughput transported on our pipelines or the volumes of refined products handled at our other terminals in the northeast, our results of operations, financial condition, and cash flows could be materially and adversely affected.

Sunoco executed a number of strategies during 2011 to facilitate its shift away from manufacturing. In addition to the sale of its Toledo, Ohio refinery in March 2011, Sunoco announced its intention to exit its refining business in the northeast and initiated a process to sell its refineries located in Philadelphia and Marcus Hook, Pennsylvania. In December 2011, the main processing units at the Marcus Hook refinery were idled indefinitely. Sunoco continues to pursue a sale of both the Philadelphia and Marcus Hook facilities, however Sunoco does not believe that the Marcus Hook facility will be sold and restarted as an operating refinery. If arrangements for sale cannot be made, Sunoco intends to permanently idle the facilities by July 2012.

Sunoco announced its intention to continue to grow its distribution and retail marketing assets. Our refined products pipeline and terminal assets provide a cost effective and efficient outlet to supply Sunoco’s retail marketing network, and as such, we expect that Sunoco will continue to utilize our assets going forward.

However, if Sunoco reduces its use of our facilities, it could materially and adversely affect our results of operations, financial condition, or cash flows.

We assessed the impact that Sunoco’s decision to exit its refining business in the northeast will have on our assets that have historically served the refineries and determined that our refined products pipeline and terminal assets continue to have expected future cash flows that support their carrying values. However, we recognized a $42 million charge in the fourth quarter 2011 for certain crude oil terminal assets which would be negatively impacted if the Philadelphia refinery is permanently idled. The charge includes a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these terminal assets are permanently idled.

A sustained decrease in demand for refined products in the markets served by our pipelines and terminals could materially and adversely affect our results of operations, financial position, or cash flows.

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

A material decrease in demand or distribution of crude oil available for transport through our pipelines or terminal facilities could materially and adversely affect our results of operations, financial position, or cash flows.

The volume of crude oil transported through our crude oil pipelines and terminal facilities depends on the availability of attractively priced crude oil produced or received in the areas serviced by our assets. A period of sustained crude oil price declines could lead to a decline in drilling activity, production and import levels in these areas. Similarly, a period of sustained increases in the price of crude oil supplied from any of these areas, as compared to alternative sources of crude oil available to our customers, could materially reduce demand for crude oil in these areas. In either case, the volumes of crude oil transported in our crude oil pipelines and terminal facilities could decline, and it could likely be difficult to secure alternative sources of attractively priced crude oil supply in a timely fashion or at all. If we are unable to replace any significant volume declines with additional volumes from other sources, our results of operations, financial position, or cash flows could be materially and adversely affected.

Any reduction in the capability of our shippers to utilize either our pipelines or interconnecting third-party pipelines could cause a reduction of volumes transported in our pipelines and through our terminals.

Sunoco and the other users of our pipelines and terminals are dependent upon our pipelines, as well as connections to third-party pipelines, to receive and deliver crude oil and refined products. Any interruptions or reduction in the capabilities of our pipelines or these interconnecting pipelines due to testing, line repair, reduced operating pressures, or other causes would result in reduced volumes transported in our pipelines or through our terminals. Similarly, if additional shippers begin transporting volume over interconnecting pipelines, the allocations to our existing shippers on these interconnecting pipelines could be reduced, which also could reduce volumes transported in our pipelines or through our terminals. Allocation reductions of this nature are not infrequent and are beyond our control. Any such interruptions or allocation reductions that, individually or in the aggregate, are material or continue for a sustained period of time could have a material adverse effect on our results of operations, financial position, or cash flows.

If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our results of operations, financial condition, or cash flows could be affected materially and adversely.

Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted operating results. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond our control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions explosions, fires, spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	changes in market conditions impacting long lead-time projects;

•	market-related increases in a project’s debt or equity financing costs; and

•	nonperformance by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

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

Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets, new geographic areas and the businesses associated with them. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined and we may experience unanticipated delays in realizing the benefits of an acquisition. In some cases, we have indemnified the previous owners and operators of acquired assets.

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

Our operations and those of our customers and suppliers may be subject to operational hazards or unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, and other events beyond our control. If one or more of the facilities that we own or any third-party facilities that we receive from or deliver to, are damaged by any disaster, accident, catastrophe or other event, our operations could be significantly interrupted. These interruptions might involve a loss of equipment or life, injury, extensive property damage, or maintenance and repair outages. The duration of the interruption will depend on the seriousness of the damages or required repairs. We may not be able to maintain or obtain insurance to cover these types of interruptions, or in coverage amounts desired, at reasonable rates. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Any event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could materially and adversely affect our results of operations, financial position, or cash flows.

We are exposed to the credit and other counterparty risk of our customers in the ordinary course of our business.

We have various credit terms with virtually all of our customers, and our customers have varying degrees of creditworthiness. Although we evaluate the creditworthiness of each of our customers, we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to an increased risk of nonpayment or other default under our contracts and other arrangements with them. In the event that a material customer or customers default on their payment obligations to us, this could materially adversely affect our results of operations, financial position, or cash flows.

Mergers among our customers and competitors could result in lower volumes being shipped on our pipelines or products stored in or distributed through our terminals, or reduced crude oil marketing margins or volumes.

Mergers between existing customers could provide strong economic incentives for the combined entities to utilize their existing systems instead of ours in those markets where the systems compete. As a result, we could lose some or all of the volumes and associated revenues from these customers and we could experience difficulty in replacing those lost volumes and revenues, which could materially and adversely affect our results of operations, financial position, or cash flows.

Rate regulation or market conditions may not allow us to recover the full amount of increases in our costs. Additionally, a successful challenge to our rates could materially and adversely affect our results of operations, financial position, or cash flows.

The primary rate-making methodology of the Federal Energy Regulatory Commission (“FERC”) is price indexing. We use this methodology in many of our interstate markets. In an order issued in December 2010, FERC announced that, effective July 1, 2011, the index would equal the change in the producer price index for finished goods plus 2.65 percent (previously, the index was equal to the change in the producer price index for finished goods plus 1.3 percent). This index is to be in effect through July 2016. If the changes in the index are not large enough to fully reflect actual increases to our costs, our financial condition could be adversely affected. If the index results in a rate increase that is substantially in excess of the pipeline’s actual cost increases, or it results in a rate decrease that is substantially less than the pipeline’s actual cost decrease, the rates may be protested, and, if successful, result in the lowering of the pipeline’s rates. The FERC’s rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs.

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

Potential changes to current rate-making methods and procedures may impact the federal and state regulations under which we will operate in the future. In addition, if the FERC’s petroleum pipeline ratemaking methodology changes, the new methodology could materially and adversely affect our results of operations, financial position, or cash flows.

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

In addition, the operations of our butane blending services are reliant upon gasoline vapor pressure specifications. Significant changes in such specifications could reduce butane blending opportunities, which would affect our ability to market our butane blending services licenses and which would ultimately affect our ability to recover the costs incurred to acquire and integrate the butane blending acquisition.

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

The U.S. government has issued warnings that energy assets, specifically the nation’s pipeline and terminal infrastructure, may be the future targets of terrorist organizations. Any terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, refineries, or terminals could materially and adversely affect our results of operations, financial position, or cash flows.

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

The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions that are effective economically (whether to mitigate our exposure to fluctuations in commodity prices, or to balance our exposure to fixed and variable interest rates), these transactions may not be considered effective for accounting purposes. Accordingly, our consolidated financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at that point. In addition, it is not always possible for us to engage in a hedging transaction that completely mitigates our exposure to commodity prices. Our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.

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

We do not own all of the land on which certain of our pipelines and facilities are located, and we are, therefore, subject to the risk of increased costs to maintain necessary land use. We obtain the rights to construct and operate certain of our pipelines and related facilities on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts on acceptable terms or increased costs to renew such rights, could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, we are subject to the possibility of increased costs under our rental agreements with landowners, primarily through rental increases and renewals of expired agreements.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

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

Our general partner has the right to transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of the owner of our general partner from transferring its ownership interest in the general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of the general partner with its own appointees.

Sunoco and its affiliates have conflicts of interest and limited fiduciary responsibilities, which may permit them to favor their own interests to the detriment of our unitholders.

Sunoco indirectly owns and controls our general partner and owns 33.8 percent of our partnership interests, including a 2 percent general partner interest. Conflicts of interest may arise between Sunoco and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Our general partner is a wholly owned subsidiary of Sunoco, and Sunoco owns 33.8 percent of our partnership interests, including a 2 percent general partner interest, and all of our IDRs. Our general partner may cause us to borrow funds from affiliates of Sunoco or from third parties in order to pay cash distributions to our unitholders and to our general partner, including distributions with respect to our general partner’s IDRs.

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

RISKS RELATED TO OUR DEBT

References under this heading to “we,” “us,” and “our” mean Sunoco Logistics Partners Operations L.P. or Sunoco Partners Marketing & Terminals L.P.

We may not be able to obtain funding, or obtain funding on acceptable terms, to meet our future capital needs.

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

As of December 31, 2011, our total outstanding indebtedness was $1.70 billion. Our payment of principal and interest on the debt will reduce the cash available for distribution on our units, as will our obligation to repurchase the senior notes upon the occurrence of specified events involving a change in control of our general partner. In addition, we are prohibited by our credit facilities and the senior notes from making cash distributions during an event of default, or if the payment of a distribution would cause an event of default, under any of our debt agreements. Our leverage and various limitations in our credit facilities and our senior notes may reduce our ability to incur additional debt, engage in some transactions, and capitalize on acquisition or other business opportunities. Any subsequent refinancing of our current debt or any new debt could have similar or greater restrictions.

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

As of December 31, 2011, we had no floating-rate debt outstanding. However, we have exposure to changes in short-term interest rates when we have outstanding borrowing under our revolving credit facilities. Rising short-term rates could materially and adversely affect our results of operations, financial condition or cash flows.

Any reduction in our credit ratings or in Sunoco’s credit ratings could materially and adversely affect our business, results of operations, financial condition and liquidity.

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

TAX RISKS TO OUR COMMON AND CLASS A UNITHOLDERS

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity level taxation by individual states. If the Internal Revenue Service (“IRS”) treats us as a corporation or we become subject to a material amount of entity level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to unitholders.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct our business and own assets in 29 states, most of which impose a personal income tax. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all United States federal, state and local tax returns.

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

In August 2009, the Pipeline Hazardous Material Safety Administration (“PHMSA”) proposed penalties totaling $0.2 million based on alleged violations of various safety regulations relating to the November 2008 products release by Sunoco Pipeline L.P. in Murrysville, Pennsylvania. In December 2011, the Partnership paid the assessed fine and is currently completing mandated corrective actions.

In 2009, the Environmental Protection Agency (“EPA”) proposed penalties based on alleged violations of the Clean Water Act associated with an October 2008 release from the Mid-Valley Pipeline. The EPA and the Partnership have agreed upon a settlement of $0.3 million. The Partnership has executed the settlement papers and awaits the EPA finalization.

The Partnership’s Sunoco Pipeline L.P. subsidiary operates the West Texas Gulf Pipeline on behalf of West Texas Gulf Pipe Line Company and its shareholders pursuant to an Operating Agreement. Sunoco Pipeline L.P. also has a 60.3% ownership interest in the Company. In March 2010, Sunoco Pipeline L.P. received a Notice of Probable Violation, Proposed Civil Penalty and proposed Compliance Order from PHMSA with proposed civil penalties totaling $0.4 million in connection with a crude oil release that occurred at the Colorado City, Texas station on the West Texas Gulf Pipeline in June 2009. The Partnership has appealed the finding of violation and the proposed penalty. The timing or outcome of this appeal cannot be reasonably determined at this time.

In December 2010, PHMSA proposed penalties totaling $0.1 million for alleged violations of various pipeline safety requirements relating to our rights of way and equipment within the Crude Oil Pipelines segment. In January 2011, the Partnership paid the assessed fine and completed mandated corrective actions. The Partnership is awaiting a response from PHMSA.

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, financial position or expected cash flows at December 31, 2011.

In January 2012, the Partnership experienced a release on its refined products pipeline in Wellington, Ohio. In connection with this release, PHMSA issued a Corrective Action Order under which the Partnership is obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. The Partnership also entered into an Order on Consent with the EPA regarding the environmental remediation of the release site. The Partnership has not received any proposed penalties associated with this release and continues to cooperate with both PHMSA and the EPA to complete the investigation of the incident and repair of the pipeline.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Our common units are listed on the New York Stock Exchange under the symbol “SXL” beginning on February 5, 2002. At the close of business on February 23, 2012, there were 78 holders of record of our common units. These holders of record included the general partner with 29.6 million common units registered in its name, and Cede & Co., a clearing house for stock transactions, with 69.8 million common units registered to it.

On October 25, 2011, our Board of Directors declared a three-for-one split of our common and Class A units. The unit split resulted in the issuance of two additional common and Class A units for every one unit owned as of the close of business on November 18, 2011, which is the record date. The unit split was effective December 2, 2011. All unit and per unit information included in this report are presented on a post-split basis.

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

The high and low sales price ranges (composite transactions) and distributions declared by quarter for 2011 and 2010 were as follows:

	2011			2010
	Unit Price		Declared Distributions	Unit Price		Declared Distributions
Quarter	High	Low		High	Low
1st	$29.97	$27.10	$0.3983	$24.11	$20.73	$0.3717
2nd	$30.34	$26.00	$0.4050	$24.16	$16.79	$0.3800
3rd	$30.31	$24.40	$0.4133	$26.38	$23.50	$0.3900
4th	$39.98	$28.50	$0.4200	$28.06	$24.08	$0.3933

Within 45 days after the end of each quarter, we distribute all cash on hand at the end of the quarter less reserves established by our general partner in its discretion. This is defined as “available cash” in the partnership agreement. Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business. We will make minimum quarterly distributions of $0.15 per common unit, to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

If cash distributions exceed $0.1667 per unit in a quarter, our general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The amounts shown in the table under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and our unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Cash Distribution Amount per Unit,” until the available cash that is distributed reaches the next target distribution level, if any. The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

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

In January 2010, we repurchased, and our general partner transferred and assigned to us for cancellation, the incentive distribution rights (“IDRs”) held by our general partner under our Second Amended and Restated Agreement of Limited Partnership, as amended, in consideration for (i) our issuance to our general partner of new IDRs issued under our Third Amended and Restated Agreement of Limited Partnership and (ii) our issuance to our general partner of a promissory note in the principal amount of $201 million. In February 2010, the Operating Partnership issued a total of $500 million in senior notes, which mature in February 2020 and February 2040. A portion of the net proceeds from this offering was used to repay in the full this promissory note. For a further description of the senior notes issuance, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table compares the target distribution levels and distribution “splits” between the general partner and the holders of our common units under the cancelled IDRs and under the new IDRs:

	Cancelled IDRs				New IDRs
	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions			Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders		General Partner		Unitholders
Minimum Quarterly Distribution	$0.1500	2%		98%
First Target Distribution	up to $0.1667	2%		98%		No change
Second Target Distribution	above $0.1667 up to $0.1917	15	%*	85%
Third Target Distribution	above $0.1917 up to $0.2333	25	%*	75%	above $0.1917 up to $0.5275	37	%*	63%
Thereafter	above $0.2333	50	%*	50%	above $0.5275	50	%*	50%

*	Includes 2 percent general partner interest.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected current and historical audited financial data. The tables should be read together with the consolidated financial statements and the accompanying notes of Sunoco Logistics Partners L.P. included in Item 8. “Financial Statements and Supplementary Data.” The tables also should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SUNOCO LOGISTICS PARTNERS L.P.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per unit data)
Income Statement Data:
Revenues:
Sales and other operating revenue:
Affiliates	$432	$1,117	$706	$2,572	$1,682
Unaffiliated customers	10,473	6,691	4,696	7,540	5,695
Other income(1)	13	30	28	24	28

Total revenues	10,918	7,838	5,430	10,136	7,405
Operating income	436	301	295	245	156
Gain on investments in affiliates	—	128	—	—	—
Income before income tax expense	347	356	250	214	121

Net Income	322	348	250	214	121
Net Income attributable to noncontrolling interests	9	2	—	—	—

Net Income attributable to Sunoco Logistics Partners L.P.	$313	$346	$250	$214	$121

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$2.56	$3.13	$2.17	$2.06	$1.13

Diluted	$2.54	$3.11	$2.16	$2.05	$1.12

Cash distributions per unit to Limited Partners:(2)
Paid	$1.61	$1.51	$1.37	$1.22	$1.11

Declared	$1.64	$1.54	$1.40	$1.26	$1.13

Other Data:
Adjusted EBITDA(3)	$544	$366	$343	$291	$193
Distributable Cash Flow(3)	$388	$248	$266	$236	$134

(1)

Includes equity income from the investments in the following joint ventures: Explorer Pipeline Company, Wolverine Pipe Line Company, West Shore Pipe Line Company (“West Shore”), Yellowstone Pipe Line Company, Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“West Texas Gulf”). Equity income from the investments has been included based on our respective ownership percentages of each, and from the dates of acquisition forward. In the third quarter 2010, we acquired a controlling financial interest in Mid-Valley and West Texas Gulf. Therefore, these joint ventures are reflected as consolidated subsidiaries from the respective dates of acquisition.

(2)

Cash distributions paid per unit to limited partners represent payments made per unit during the period stated. Cash distributions declared per unit to limited partners represent distributions declared per unit for the quarters within the period stated. Declared distributions were paid within 45 days following the close of each quarter.

(3)

Adjusted EBITDA and distributable cash flow provide additional information for evaluating our ability to make distributions to our unitholders and our general partner. The following table reconciles the difference between net income and net cash provided by operating activities, as determined under United States generally accepted accounting principles (“GAAP”), and Adjusted EBITDA and distributable cash flow:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Net Income attributable to Sunoco Logistics Partners L.P.	$313	$346	$250	$214	$121
Interest cost, net	89	73	45	31	35
Depreciation and amortization expense	86	64	48	40	37
Impairment charge	31	3	—	6	—
Provision for income taxes	25	8	—	—	—
Gain on investments in affiliates	—	(128)	—	—	—

Adjusted EBITDA(i)	$544	$366	$343	$291	$193
Interest cost, net	(89)	(73)	(45)	(31)	(35)
Maintenance capital expenditures	(42)	(37)	(32)	(26)	(25)
Sunoco reimbursements	—	—	—	2	1
Provision for income taxes	(25)	(8)	—	—	—

Distributable cash flow	$388	$248	$266	$236	$134

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Net cash provided by operating activities	$430	$341	$176	$229	$207
Interest cost, net	89	73	45	31	35
Amortization expense and bond discount	(2)	(2)	(2)	(1)	(1)
Deferred income tax expense	2	—	—	—	—
Restricted unit incentive plan expense	(6)	(5)	(5)	(4)	(5)
Regulatory charges excluded from impairment	(11)	—	—	—	—
Net change in working capital pertaining to operating activities	35	(55)	121	38	(40)
Net proceeds from insurance recovery	—	—	—	—	(4)
Provision for income taxes	25	8	—	—	—
Net Income attributable to noncontrolling interests	(9)	(2)	—	—	—
Other	(9)	8	8	(2)	1

Adjusted EBITDA(i)	$544	$366	$343	$291	$193

Our management believes Adjusted EBITDA and distributable cash flow information enhances an investor’s understanding of a business’s ability to generate cash for payment of distributions and other purposes. In addition, Adjusted EBITDA is also used as a measure in determining our compliance with certain revolving credit facility covenants. However, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to indebtedness and may require us to allocate funds for other purposes. Adjusted EBITDA and distributable cash flow do not represent and should not be considered alternatives to net income or cash flows from operating activities as determined under GAAP and may not be comparable to other similarly titled measures of other businesses.

(i)

Amounts exclude earnings attributable to noncontrolling interests and include an $11 million charge for regulatory obligations recognized in the fourth quarter 2011 in connection with our assessment of the impact on certain of our crude oil terminal assets by Sunoco’s decision to exit its refining business in the northeast. The total charge recognized for the impact was $42 million, which also included a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex.

SUNOCO LOGISTICS PARTNERS L.P.

	Year Ended December 31,
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$430	$341	$176	$229	$207
Net cash used in investing activities	$(609)	$(426)	$(226)	$(332)	$(119)
Net cash provided by (used in) financing activities	$182	$85	$50	$103	$(95)
Capital expenditures:
Maintenance(6)	$42	$37	$32	$26	$25
Expansion(7)	171	137	144	120	82
Major acquisitions	396	252	50	186	13

Total capital expenditures	$609	$426	$226	$332	$120

(1)

Cash flows related to major acquisitions in 2011 include $73 million related to the acquisition of the East Boston terminal, $222 million related to the acquisition of the Texon crude oil purchasing and marketing business, $2 million related to the acquisition of the Eagle Point tank farm and $99 million related to the acquisition of a controlling financial interest in Inland Corporation. Expansion capital expenditures in 2011 include projects to expand upon our butane blending services, increase tankage at the Nederland facility, increase connectivity of the crude oil pipeline assets in Texas and increase our crude oil trucking fleet to meet the demand for transportation services in the southwest United States.

(2)

Cash flows related to major acquisitions in 2010 include $152 million related to the acquisition of a butane blending business from Texon L.P., $91 million related to the acquisition of additional ownership interests in Mid-Valley, West Texas Gulf and West Shore and $9 million for the acquisition of two terminals in Texas. Expansion capital expenditures in 2010 include construction projects to expand services at our refined products terminals, increase tankage at the Nederland Terminal and to expand upon our refined products platform in the southwest United States.

(3)

Cash flows related to major acquisitions in 2009 include $50 million related to the acquisition of Excel Pipeline LLC and a refined products terminal in Romulus, Michigan. Expansion capital expenditures in 2009 include the construction of tankage and pipeline assets in connection with our agreement to connect the Nederland Terminal to a Port Arthur, Texas refinery and construction of additional crude oil storage tanks at the Nederland Terminal.

(4)

Cash flows related to major acquisitions in 2008 consists of $186 million related to the acquisition of the MagTex refined products pipeline system. Expansion capital expenditures in 2008 include construction of tankage and pipeline assets in connection with our agreement to connect the Nederland Terminal to a Port Arthur, Texas refinery and construction of additional crude oil storage tanks at the Nederland Terminal.

(5)

Cash flows related to major acquisitions in 2007 consists of approximately $13 million related to the acquisition of the Syracuse Terminal. Expansion capital expenditures in 2007 include construction of tankage and pipeline assets in connection with our agreement to connect the Nederland Terminal to a Port Arthur, Texas refinery and construction of additional crude oil storage tanks at the Nederland Terminal.

(6)

Maintenance capital expenditures are capital expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. We treat maintenance expenditures that do not extend the useful life of existing assets as operating expenses as incurred.

(7)

Expansion capital expenditures are capital expenditures made to acquire and integrate complimentary assets, to improve operational efficiencies or reduce costs and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.

SUNOCO LOGISTICS PARTNERS L.P.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data (at period end):
Net properties, plants and equipment	$2,522	$2,128	$1,534	$1,375	$1,089
Total assets	$5,477	$4,188	$3,099	$2,308	$2,505
Total debt	$1,698	$1,229	$868	$748	$515
Total Sunoco Logistics Partners L.P. Equity	$1,096	$965	$862	$670	$591
Noncontrolling interests	98	77	—	—	—

Total equity	$1,194	$1,042	$862	$670	$591

Operating Data:
Refined Products Pipelines(1)(2)
Pipeline throughput (thousands of barrels per day)	522	468	577	510	491
Pipeline revenue per barrel (cents)	68.3	70.0	60.7	55.4	54.8
Terminal Facilities(3)
Terminal throughput (thousands of barrels per day)
Refined products terminals	492	488	462	436	434
Nederland Terminal	757	729	597	526	507
Refinery terminals	443	465	591	654	696
Crude Oil Pipelines(1)(4)(5)
Pipeline throughput (thousands of barrels per day)	1,587	1,183	658	683	674
Pipeline revenue per barrel (cents)	55.0	50.7	77.5	68.5	49.6
Crude Oil Acquisition and Marketing(4)(6)
Crude oil purchases (thousands of barrels per day)	663	638	592	579	578
Gross margin per barrel purchased (cents)(7)	61.9	20.0	24.2	21.9	8.0
Average crude oil price (per barrel)	$95.14	$79.55	$61.93	$99.65	$72.40

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures which are not consolidated.
(2)

In May 2011, we acquired a controlling financial interest in Inland and we accounted for the entity as a consolidated subsidiary from the date of acquisition. Average volumes for the year ended December 31, 2011 of 88 thousand bpd have been included in the consolidated total. From the date of acquisition, this pipeline had actual throughput of 140 thousand bpd for the year ended December 31, 2011.

(3)

In July 2011 and August 2011, we acquired the Eagle Point tank farm and a refined products terminal located in East Boston Massachusetts, respectively. Volumes and revenues for these acquisitions are included from their acquisition dates.

(4)

In the third quarter 2011, we realigned our reporting segments to separately report the results of the Crude Oil Pipelines and Crude Oil Acquisition and Marketing segments, which had previously been combined. For comparative purposes, all prior period amounts have been recast to reflect the new segment reporting.

(5)

In July and August 2010, we acquired controlling financial interests in Mid-Valley and West Texas Gulf, respectively, and we accounted for the entities as consolidated subsidiaries from the dates of these acquisitions. Average volumes for the year ended December 31, 2010 of 278 thousand bpd have been included in the consolidated total. From the dates of acquisition, these pipelines had actual throughput of 696 thousand bpd for the year ended December 31, 2010.

(6)	Includes results from the crude oil acquisition and marketing business acquired from Texon L.P. in August 2011 from the acquisition date.
(7)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization divided by crude oil pipeline throughput.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of Sunoco Logistics Partners L.P. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following information.

Overview

We are a Delaware limited partnership which is principally engaged in the transport, terminalling and storage of crude oil and refined products. In addition to logistics services, we also own acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil and refined products. Our portfolio of geographically diverse assets earns revenues in 29 states located throughout the United States. Revenues are generated by charging tariffs for transporting refined products, crude oil and other hydrocarbons through our pipelines as well as by charging fees for terminalling services for refined products, crude oil and other hydrocarbons at our facilities. Revenues are also generated by acquiring and marketing crude oil and refined products. Generally, crude oil and refined products purchases are entered into in contemplation of or simultaneously with corresponding sale transactions involving physical deliveries, which enables us to secure a profit on the transaction at the time of purchase.

Strategic Actions

Our primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput, utilize our crude oil gathering assets to maximize value for producers and, pursue strategic and accretive acquisitions that complement our existing asset base and improve operating efficiencies. We also utilize our pipeline systems to take advantage of market dislocations. We believe these strategies will result in continuing increases in distributions to our unitholders. As part of our strategy, we have undertaken several initiatives including the acquisitions and growth capital programs described below.

Acquisitions

During the three years ended December 31, 2011, we completed eleven acquisitions for a total of $796 million.

2011 Acquisitions

•

Controlling Financial Interest in Inland Corporation—In May 2011, we acquired an 83.8 percent equity interest in Inland Corporation (“Inland”), which is the owner of 350 miles of active refined products pipelines in Ohio. The pipeline connects three refineries in Ohio to terminals and major markets in Ohio. We acquired its equity interest through a purchase of a 27.0 percent equity interest from Shell Oil Company (“Shell”) and a 56.8 percent equity interest from Sunoco. The pipeline was included in the Refined Products Pipeline segment from the date of acquisition;

•

East Boston Terminal—In August 2011, we acquired a refined products terminal, located in East Boston, Massachusetts, from affiliates of ConocoPhillips. The terminal is the sole service provider to Logan International Airport under a long-term contract to supply jet fuel. Total active storage capacity for the terminal is approximately 1 million barrels. The terminal was included in the Terminal Facilities segment from the date of acquisition;

•

Eagle Point Tank Farm—In July 2011, we acquired the Eagle Point tank farm from Sunoco. The tank farm is located in Westville, New Jersey and consists of approximately 5 million barrels of active storage for clean products and dark oils. The tank farm was included in the Terminal Facilities segment from the date of acquisition; and,

•

Crude Oil Acquisition and Marketing Business—In August 2011, we acquired a crude oil acquisition and marketing business from Texon L.P. (“Texon”). The purchase consists of a lease crude business and gathering assets in 16 states, primarily in the western United States. The current crude oil volume of the business is approximately 75,000 bpd at the wellhead. The business was included in the Crude Oil Acquisition and Marketing segment from the date of acquisition.

2010 Acquisitions

•

Bay City Terminal—In October 2010, we acquired a terminal facility located in Bay City, Texas from Gulfstream Terminals & Marketing LLC. The terminal is capable of handling both crude oil and refined products volumes. Total active terminal storage capacity of this facility is less than half of a million barrels. The terminal was included within in the Terminal Facilities from the date of acquisition;

•

Big Sandy Terminal—In October 2010, we acquired a refined products terminal and pipeline segment located in Big Sandy, Texas from an affiliate of Chevron Corporation. The terminal and pipeline segment were not operational since being acquired. In February 2012, we completed a sale of the Big Sandy terminal to Delek US Holdings, Inc.

•

Butane Blending Business—In July 2010, we acquired a butane blending business from Texon L.P. The acquisition included patented technology for blending of butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The acquisition was included within the Terminal Facilities as of the date of acquisition;

•

Controlling Financial Interest in Mid-Valley Pipeline Company and West Texas Gulf Pipe Line Company—In July and August 2010, we acquired additional ownership interests in Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“West Texas Gulf”), increasing our ownership interest from 55.3 percent to 91.0 percent and from 43.8 percent to 60.3 percent, respectively. Mid-Valley owns an approximately 1,000-mile common carrier pipeline, which originates in Longview, Texas and terminates in Samaria, Michigan. The pipeline provides crude oil to a number of refineries, primarily in the midwest United States. West Texas Gulf owns and operates an approximately 600-mile common carrier crude oil pipeline system which originates from the West Texas oil fields at Colorado City and our Nederland Terminal, and extends to Longview, Texas, where deliveries are made to several pipelines, including Mid-Valley. As we now have a controlling financial interest in both entities, each is reflected as a consolidated subsidiary as of the respective acquisition dates, and are included in the Crude Oil Pipelines; and

•

Additional Equity Interest in West Shore Pipe Line Company—In July 2010, we acquired an additional ownership interest in West Shore Pipe Line Company (“West Shore”), increasing our ownership interest from 12.3 percent to 17.1 percent. West Shore owns and operates an approximately 650-mile common carrier refined products pipeline that originates in Chicago, Illinois and services delivery points from Chicago to Wisconsin. This investment is accounted for as an equity method investment, with the equity income recorded in the Refined Products Pipelines.

2009 Acquisitions

•

Romulus Terminal Acquisition—In September 2009, we acquired a refined products terminal located in Romulus, Michigan from R.K.A. Petroleum LLC. The terminal has storage capacity of less than a half of a million barrels and services the Detroit metropolitan area and has been integrated into our Terminal Facilities from the date of acquisition; and

•

Excel Pipeline LLC Acquisition—In September 2009, we acquired Excel Pipeline LLC (“Excel”) the owner of an approximately 50-mile crude oil pipeline in Oklahoma, from affiliates of Gary-Williams Energy Corporation (“Gary-Williams”). The system originates in Duncan, Oklahoma and terminates in Wynnewood, Oklahoma and has been operated by us since 2007. The pipeline has been included in our Crude Oil Pipelines from the date of acquisition.

Growth Capital Program

In 2011, we completed $171 million of organic growth capital projects to improve operational efficiencies, reduce costs, expand existing facilities and construct new assets to increase storage, throughput volume or the scope of services we are able to provide. In 2011, these included projects to expand upon our butane blending services, increase tankage at the Nederland facility, increase connectivity of the crude oil pipeline assets in Texas and increase our crude oil trucking fleet to meet the demand for transportation services in the southwest United States.

During 2012, we expect to spend approximately $300 million on expansion capital expenditures related to organic growth, excluding major acquisitions. This includes spending to capture more value from existing assets such as the Eagle Point terminal, the Nederland Terminal and our patented butane blending technology, as well as Project Mariner West and the West Texas crude expansion. A summary of our previously announced growth projects is as follows:

Mariner West

In 2011, we announced a joint pipeline project with MarkWest Energy to deliver ethane produced in the Marcellus Shale Basin in Western Pennsylvania to the Sarnia, Ontario petrochemical market (“Project Mariner West”). This project would transport ethane from Western Pennsylvania to markets in Sarnia utilizing existing pipelines, which will be modified for ethane service. We received binding commitments in an open season to enable Project Mariner West to proceed with an initial capacity to transport approximately 50,000 barrels per day and the ability to expand to support higher volumes. The project is underway and we expect operations to commence by July 2013.

West Texas Crude

In 2011, we announced plans to expand takeaway capacity out of the Permian Basin in West Texas as there is a market need for incremental crude transportation to various refining centers in Texas, the mid-continent and the United States Gulf Coast (“West Texas Crude Expansion”). The West Texas Crude Expansion is expected to add a minimum 100,000 barrels per day of capacity and will utilize existing pipelines. The project is expected to be completed by the first quarter 2013. In February 2012, we commenced an Open Season for these pipelines, which will serve to prioritize service for shippers making long-term volume commitments.

Mariner East

We also continue to develop a joint pipeline and marine project to deliver natural gas liquids produced in the Marcellus Shale Basin to a storage facility on the East Coast (“Project Mariner East”). This project would transport natural gas liquids, utilizing modified existing pipelines, from Western Pennsylvania to the East Coast where the natural gas liquids could be loaded on waterborne vessels for third-party transport to United States ports or export to international markets. We are currently in the engineering phase of Project Mariner East.

Conservative Capital Structure

Our goal is to maintain substantial liquidity and a conservative capital structure. Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”) and Sunoco Partners Marketing and Terminals L.P., our wholly-owned subsidiaries, have a five-year $350 million unsecured credit facility (the “$350 million Credit Facility”) and a $200 million 364 day unsecured credit facility (the “$200 million Credit Facility”), respectively. We will maintain our conservative capital structure by combining debt and equity issuances to finance our future growth.

Cash Distribution Increases

As a result of our continued growth, our general partner increased our cash distributions to limited partners in all quarters in the three years ended December 31, 2011. For the quarter ended December 31, 2011, the distribution increased to $0.42 per common unit, ($1.68 annualized). The distribution for the fourth quarter of 2011 was paid on February 14, 2012.

In January 2010, we repurchased, and our general partner transferred and assigned to us for cancellation, the incentive distribution rights (“IDRs”) held by the general partner under the Second Amended and Restated Agreement of Limited Partnership, as amended, as consideration for (i) our issuance to the general partner of new IDRs issued under the Third Amended and Restated Agreement of Limited Partnership and (ii) our issuance to the general partner of a promissory note in the amount of $201 million, which was repaid in full during the first quarter of 2010. The new IDRs provide for target distribution levels and distribution “splits” between the general partner and the holders of our limited partnership units equal to those applicable to the cancelled IDRs, except that (i) the general partner’s distribution split for distributions above the current second target distribution of $0.1917 per limited partnership unit per quarter (or $0.7668 per limited partnership unit on an annualized basis) and up to the third target distribution increased to 37% from 25% (these percentages include the general partner’s 2% interest); and (ii) the third target distribution increased from $0.2333 to $0.5275 per limited partnership unit per quarter (or from $0.9332 to $2.1100 per limited partnership unit on an annualized basis). See Note 12 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for more information on these changes.

Results of Operations

The following table presents our consolidated operating results for the three years ended December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Statements of Income
Sales and other operating revenue:
Affiliates	$432	$1,117	$706
Unaffiliated customers	10,473	6,691	4,696
Other income	13	30	28

Total revenues	10,918	7,838	5,430

Cost of products sold and operating expenses	10,264	7,398	5,023
Depreciation and amortization expense	86	64	48
Impairment charge and related matters(1)	42	3	—
Selling, general and administrative expenses	90	72	64

Total costs and expenses	10,482	7,537	5,135

Operating income	436	301	295
Net interest expense	89	73	45
Gain on investments in affiliates	—	128	—

Income before provision for income taxes	$347	$356	$250
Provision for income taxes	25	8	—

Net Income	$322	$348	$250
Net Income attributable to noncontrolling interests	9	2	—

Net Income attributable to Sunoco Logistics Partners L.P.	$313	$346	$250

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$2.56	$3.13	$2.17

Diluted	$2.54	$3.11	$2.16

(1)

In September 2011, Sunoco announced its intention to exit its refining business in the northeast and initiated a process to sell its refineries located in Philadelphia and Marcus Hook, Pennsylvania. If arrangements for sale cannot be made, Sunoco intends to permanently idle the facilities by July 2012. We assessed the impact that Sunoco’s decision to exit its refining business in the northeast will have on our assets that have historically served the refineries and we recognized a $42 million charge in the fourth quarter 2011 for certain crude oil terminal assets which would be negatively impacted if the refineries are permanently idled. The charge includes a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these terminal assets are permanently idled.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with United States generally accepted accounting principles (“GAAP”), management uses additional measures that are known as “non-GAAP financial measures” in it evaluation of past performance and prospects for the future. The primary measures used by management are earnings before interest, taxes, depreciation and amortization expenses and other non-cash items (“Adjusted EBITDA”) and distributable cash flow (“DCF”).

Our management believes Adjusted EBITDA and distributable cash flow information enhances an investor’s understanding of a business’s ability to generate cash for payment of distributions and other purposes. In addition, EBITDA calculations are also defined and used as a measure in determining our compliance with certain revolving credit facility covenants. However, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to indebtedness and may require us to allocate funds for other purposes. Adjusted EBITDA and distributable cash flow do not represent and should not be considered alternatives to net income or cash flows from operating activities as determined under GAAP and may not be comparable to other similarly titled measures of other businesses.

The following table reconciles the difference between net income and net cash provided by operating activities, as determined under GAAP, and Adjusted EBITDA and distributable cash flow:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net Income attributable to Sunoco Logistics Partners L.P.	$313	$346	$250
Interest cost, net	89	73	45
Depreciation and amortization expense	86	64	48
Impairment charge	31	3	—
Provision for income taxes	25	8	—
Gain on investments in affiliates	—	(128)	—

Adjusted EBITDA(1)	$544	$366	$343
Interest cost, net	(89)	(73)	(45)
Maintenance capital expenditures	(42)	(37)	(32)
Sunoco reimbursements	—	—	—
Provision for income taxes	(25)	(8)	—

Distributable cash flow	$388	$248	$266

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net cash provided by operating activities	$430	$341	$176
Interest cost, net	89	73	45
Amortization expense and bond discount	(2)	(2)	(2)
Deferred income tax expense	2	—	—
Restricted unit incentive plan expense	(6)	(5)	(5)
Regulatory charges excluded from impairment	(11)	—	—
Net change in working capital pertaining to operating activities	35	(55)	121
Provision for income taxes	25	8	—
Net Income attributable to noncontrolling interests	(9)	(2)	—
Other	(9)	8	8

Adjusted EBITDA(1)	$544	$366	$343

(1)

Amounts exclude earnings attributable to noncontrolling interests and include an $11 million charge for regulatory obligations recognized in the fourth quarter 2011 in connection with our assessment of the impact on certain of our crude oil terminal assets affected by Sunoco’s decision to exit its refining business in the northeast. The total charge recognized for the impact was $42 million, which included a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex.

Analysis of Consolidated Operating Results

Net income attributable to the partnership interests was $313, $346 and $250 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Net income attributable to partnership interests for 2011 decreased $33 million compared to the prior year period due primarily to the absence of a $128 million non-cash gain on our acquisition of additional interests in Mid-Valley and West Texas Gulf. The gain resulted from an adjustment to record our previous ownership interest at fair value in accordance with acquisition accounting rules. Also contributing to the decrease was a $42 million charge in 2011 for certain crude oil terminal assets which would be negatively impacted if Sunoco’s Philadelphia refinery is permanently idled. Excluding the gain and the charge, net income increased $137 million compared to 2010. Higher income from our operations was partially offset by higher interest expense related to debt offerings in 2011 and 2010. Proceeds from these offerings were used to fund growth initiatives and finance the IDR repurchase and exchange transaction.

The $96 million increase in net income attributable to partnership interests from 2009 to 2010 was primarily the result of a $128 million non-cash gain on our acquisition of additional interests in Mid-Valley and West Texas Gulf. Excluding the gain, net income decreased $32 million compared to 2009, due to an increase in interest expense, related to debt issuances which were used to finance the IDR repurchase and exchange transaction and fund growth initiatives. Higher interest expense was partially offset by increased operating income associated primarily with improved Terminal Facilities volumes and contributions from acquisitions and organic projects.

Analysis of Operating Segments

We manage our operations through four operating segments: Refined Products Pipelines, Terminal Facilities, Crude Oil Pipelines and Crude Oil Acquisition and Marketing. Prior to 2011, our crude oil pipeline and crude oil acquisition and marketing operations were reported as a single Crude Oil Pipeline segment. For purposes of comparability, all prior year segment disclosures have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated net income.

Refined Products Pipelines

Our Refined Products Pipelines segment consists of refined products pipelines, including a two-thirds undivided interest in the Harbor pipeline and joint venture interests in four refined products pipelines in selected areas of the United States. The Refined Products Pipeline System earns revenues by transporting refined products from refineries in the northeast, midwest and southwest United States to markets in 6 states and Canada. Rates for shipments on these pipelines are regulated by the Federal Energy Commission (“FERC”) and the Pennsylvania Public Utility Commission (“PA PUC”).

The following table presents the operating results and key operating measures for our Refined Products Pipelines for the three years ended December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
	(in millions, except for barrel amounts)
Sales and other operating revenue
Affiliates	$64	$76	$79
Unaffiliated customers	65	44	49
Intersegment revenue	1	—	—

Total sales and other operating revenue	$130	$120	$128

Depreciation and amortization expense	$17	$15	$13
Operating Income	$33	$44	$45
Pipeline throughput (thousands of bpd)(1)(2)	522	468	577
Pipeline revenue per barrel (cents)(2)	68.3	70.0	60.7

(1)

In May 2011, we acquired a controlling financial interest in Inland and we accounted for the entity as a consolidated subsidiary from the date of acquisition. Average volumes for the year ended December 31, 2011 of 88 thousand bpd has been included in the consolidated total. From the date of acquisition, this pipeline had actual throughput of 140 thousand bpd for the year ended December 31, 2011.

(2)	Excludes amounts attributable to equity ownership interests in corporate joint ventures which are not consolidated.

Operating income for the Refined Products Pipelines decreased $11 million to $33 million for the year ended December 31, 2011. The decrease in operating income was partially offset by contributions from the acquisition of a controlling financial interest in the Inland pipeline system in the second quarter 2011 ($8 million). Excluding results from this acquisition, operating income decreased compared to 2010 due primarily to lower volumes on our refined products pipelines in the northeast and southwest United States ($9 million). Volumes were negatively impacted during 2011 by unplanned maintenance activity at Sunoco’s refineries during the first half of 2011. Further contributing to lower results in 2011 were the following:

•	decreased equity income from our joint venture pipelines ($2 million);

•	absence of one- time billing from 2010 ($2 million);

•	higher operating expenses ($3 million) driven largely by increased employee and maintenance costs, partially offset by decreased utility costs related to the volume reductions; and

•	higher selling, general and administrative expenses ($3 million), primarily associated with incentive compensation.

Operating income for the Refined Products Pipelines decreased $1 million to $44 million for the year ended December 31, 2010. The decrease was primarily related to lower pipeline volumes driven by refinery maintenance activity and the fourth quarter 2009 closure of Sunoco’s Eagle Point, New Jersey refinery ($17 million) and increased depreciation expense related to various capital projects ($2 million). Partially offsetting these reductions were higher pipeline fees ($9 million), higher equity income from our joint venture interests ($4 million), and reduced operating expenses driven by increased operating gains and reduced utility, environmental and tax expenses ($5 million).

Terminal Facilities

Our Terminal Facilities segment consists primarily of crude oil and refined product terminals and a refined product acquisition and marketing business. The Terminal Facilities segment earns revenue by providing storage, terminalling, blending and other ancillary services to our customers, as well as through the sale of refined products.

The following table presents the operating results and key operating measures for our Terminal Facilities for the three years ended December 31, 2011:

	Year Ended December 31,
	2011(1)	2010	2009
	(in millions, except for barrel amounts)
Sales and other operating revenue
Affiliates	$115	$122	$100
Unaffiliated customers	297	142	91
Intersegment revenue	23	23	16

Total sales and other operating revenue	$435	$287	$207
Depreciation and amortization expense	$34	$26	$19
Operating Income	$85	$95	$84
Terminal throughput (thousands of bpd)
Refined products terminals	492	488	462
Nederland Terminal	757	729	597
Refinery terminals	443	465	591

(1)

In July 2011 and August 2011, we acquired the Eagle Point tank farm and a refined products terminal located in East Boston, Massachusetts, respectively. Volumes and revenues for these acquisitions are included from their acquisition dates.

Operating income for the Terminal Facilities decreased $10 million to $85 million for the year ended December 31, 2011. The decrease in operating income from 2010 was due to a $42 million charge taken in the fourth quarter 2011 for certain crude oil terminal assets which would be negatively impacted if Sunoco’s Philadelphia refinery is permanently idled. The charge includes a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these terminal assets are permanently idled. Excluding this charge, operating income increased by $32 million compared to 2010 due primarily to expansion of our refined products acquisition and marketing activities ($24 million), which include butane blending services, contributions from the acquisitions of the Eagle Point tank farm and East Boston refined products terminal ($4 million) and higher volumes and fees from our Nederland Terminal ($4 million).

Operating income for the Terminal Facilities increased $11 million from $84 million for the year ended December 31, 2009 to $95 million for the year ended December 31, 2010. The increase in income was due primarily to higher volumes and fees at the refined products terminals ($10 million), additional volumes at the Nederland Terminal ($10 million) and increased refined products acquisition and marketing activities in 2010 ($7 million). These increases were partially offset by a non-cash impairment charge of $3 million related to the cancellation of a construction project and reduced refinery terminal volumes driven by the permanent shut-down of Sunoco’s Eagle Point refinery. Increased depreciation and amortization expenses associated with organic growth projects and acquisitions further offset the improved performance.

Crude Oil Pipelines

Our Crude Oil Pipelines consists of crude oil trunk and gathering pipelines in the southwest and midwest United States. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our transportation services to deliver crude oil and other feedstocks to refineries within those regions. Rates for shipments on these pipelines are regulated by the Federal Energy Commission (“FERC”), Oklahoma Corporation Commission (“OCC”) and the Railroad Commission of Texas (“Texas R.R.C.”).

The following table presents the operating results and key operating measures for our Crude Oil Pipelines for the three years ended December 31, 2011:

	Year Ended December 31,
	2011(1)	2010(1)	2009(1)
	(in millions, except for barrel amounts)
Sales and other operating revenue
Affiliates	$6	$25	$25
Unaffiliated customers	196	117	68
Intersegment revenue	117	79	92

Total sales and other operating revenue	$319	$221	$185
Depreciation and amortization expense	$25	$21	$14
Operating Income	$181	$126	$123
Pipeline throughput (thousands of bpd)(2)(3)	1,587	1,183	658
Pipeline revenue per barrel (cents)(2)(3)	55.0	50.7	77.5

(1)

In the third quarter 2011, we realigned our reporting segments to separately report the results of the Crude Oil Pipelines and Crude Oil Acquisition and Marketing segments, which had previously been combined. For comparative purposes, all prior period amounts have been recast to reflect the new segment reporting.

(2)

In July and August 2010, we acquired controlling financial interests in Mid-Valley and West Texas Gulf, respectively, and we accounted for the entities as consolidated subsidiaries from the dates of these acquisitions. Average volumes for the year ended December 31, 2010 of 278 thousand bpd have been included in the consolidated total. From the dates of acquisition, these pipelines had actual throughput of 696 thousand bpd for the year ended December 31, 2010.

(3)	Excludes amounts attributable to equity ownership interests in corporate joint ventures which are not consolidated.

Operating income for the Crude Oil Pipelines increased $55 million to $181 million for the year ended December 31, 2011. The increase in operating income was driven primarily by full year results of the 2010 acquisitions of controlling financial interests in the Mid-Valley and West Texas Gulf pipelines ($30 million) and an increase in pipeline revenue per barrel ($32 million), which benefited from regulated tariff increases and increased demand for West Texas crude oil. The improvements were partially offset by increased operating expenses ($3 million) due primarily to increased property tax and utility expenses.

Operating income increased for the Crude Oil Pipelines by $3 million to $126 million for the year ended December 31, 2010. The increase in operating income was driven primarily by contributions from the acquisitions of additional interests in the Mid-Valley and West Texas Gulf pipelines and the Excel pipeline ($19 million). These increases were partially offset by lower pipeline volumes on our wholly owned pipelines ($13 million), increased depreciation associated with capital projects ($2 million) and increased tax expenses ($1 million).

Crude Oil Acquisition and Marketing

Our Crude Oil Acquisition and Marketing segment reflects the sale of gathered and bulk purchased crude oil. The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold as a result of the significant volume of crude oil bought and sold. However, the absolute price levels of crude oil normally do not bear a relationship to gross margin, although the price levels significantly impact revenue and costs of products sold. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross margin for the Crude Oil Acquisition and Marketing segment. The operating results of the Crude Oil Acquisition and Marketing segment are affected by overall levels of supply and demand for crude oil and relative fluctuations in market related indices. Generally, we expect a base level of earnings from our Crude Oil Acquisition and Marketing segment that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated structure. Our management believes gross margin, which is equal to sales and other operating revenue less cost of products sold, operating expenses and depreciation and amortization, is a key measure of financial performance for the Crude Oil Acquisition and Marketing segment. Although we implement risk management activities to provide general stability in our margins, these margins are not fixed and will vary from period to period.

The following table presents the operating results and key operating measures for our Crude Oil Acquisition and Marketing segment for the three years ended December 31, 2011:

	Year Ended December 31,
	2011(1)(2)	2010(1)	2009(1)
	(in millions, except for barrel amounts)
Sales and other operating revenue
Affiliates	$247	$894	$502
Unaffiliated customers	9,915	6,388	4,488
Intersegment revenue	1	—	—

Total sales and other operating revenue	$10,163	$7,282	$4,990

Depreciation and amortization expense	$10	$2	$2
Operating Income	$137	$36	$43
Crude oil purchases (thousands of bpd)	663	638	592
Gross margin per barrel purchased (cents)(3)	61.9	20.0	24.2
Average crude oil price (per barrel)	$95.14	$79.55	$61.93

(1)

In the third quarter 2011, we realigned our reporting segments to separately report the results of the Crude Oil Pipelines and Crude Oil Acquisition and Marketing segments, which had previously been combined. For comparative purposes, all prior period amounts have been recast to reflect the new segment reporting.

(2)	Includes results from the crude oil acquisition and marketing business acquired from Texon L.P. in August 2011 from the acquisition date.
(3)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses and depreciation and amortization, divided by crude oil purchases.

Operating income for the Crude Oil Acquisition and Marketing segment in 2011 increased $101 million to $137 million compared to the prior year period. The increase in operating income was driven primarily by expanded crude oil margins ($102 million) and increased volumes ($2 million). Operating results for 2011 were improved by expansion of our crude oil trucking fleet during the year and increased production in the Eagle Ford Shale and West Texas regions, which had limited takeaway capacity and served to increase the pricing differential between the price of domestic and foreign crude oil. Further contributing to these improvements were increased volumes and margins from the crude oil acquisition and marketing assets acquired from Texon L.P., which provided us with exposure into the Bakken shale and gulf coast of Texas and expanded our market share in areas in which we previously operated. These improvements were partially offset by reduced storage activity during 2011 resulting from a narrowing of the contango market structure compared to 2010.

Operating income for the Crude Oil Acquisition and Marketing segment in 2010 decreased $7 million to $36 million compared to the prior year period. The decrease in operating income was driven primarily by reduced crude oil margins ($10 million) which were partially offset by increased volumes ($4 million).

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under our $550 million of credit facilities are our primary sources of liquidity. At December 31, 2011, we had net working capital deficit of $29 million and available borrowing capacity under the credit facilities of $550 million. The primary driver of the working capital deficit is an increase in current liabilities related to $250 million of 7.25 percent Senior Notes, which matured and were repaid in February 2012. Our working capital position reflects crude oil and refined products inventories based on historical costs under the last-in, first-out (“LIFO”) method of accounting. If the inventories had been valued at their current replacement cost, we would have had working capital of $167 million at December 31, 2011. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

Capital Resources

Credit Facilities

In August 2011, we replaced our existing $458 million of credit facilities with two new credit facilities totaling $550 million. The new credit facilities consist of a five-year $350 million unsecured credit facility (the “$350 million Credit Facility”) and a $200 million 364 day unsecured credit facility (the “$200 million Credit Facility”).

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

The $200 million Credit Facility, entered into by Sunoco Partners Marketing & Terminals LP (a wholly-owned subsidiary of the Partnership), is available to fund certain inventory activities. The $200 million Credit Facility matures in August 2012 and may be prepaid at any time. It bears interest at LIBOR or Base Rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate or (c) LIBOR plus an applicable margin) (each plus the applicable margin).

The $350 million and $200 million Credit Facilities contain various covenants limiting our ability to a) incur further indebtedness, b) grant certain liens, c) make certain loans, acquisitions and investments, d) make any material change to the nature of our business, e) acquire another company, or f) enter into a merger or sale of assets, including the sale or transfer of interests in the Partnership’s subsidiaries. The $350 million and $200 million Credit Facilities also limit us, on a rolling four-quarter basis, to a maximum total debt to Adjusted EBITDA, as defined in the underlying credit agreement, ratio of 5.0 to 1, which could generally be increased to 5.50 to 1 during an acquisition period. Our ratio of total debt to Adjusted EBITDA was 3.13 to 1 at December 31, 2011, as calculated in accordance with the bank covenants.

Promissory Note, Affiliated Companies

In July 2010, the Operating Partnership entered into a subordinated $100 million variable rate promissory note due to Sunoco in May 2013, to fund a portion of the purchase price of our July 2010 acquisition of the butane blending business discussed earlier. The note was repaid in full during the fourth quarter 2011.

Senior Notes

In July 2011, the Operating Partnership issued $300 million of 4.65 percent Senior Notes and $300 million of 6.10 percent Senior Notes (the “2022 and 2042 Senior Notes”), due February 2022 and February 2042, respectively. The 2022 and 2042 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2022 and 2042 Senior Notes contain various covenants limiting our ability to incur certain liens, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of our assets. The net proceeds of $595 million from the 2022 and 2042 Senior Notes were used to pay down the outstanding borrowings under our prior $63 and $395 million revolving credit facilities, which were used to fund the acquisitions of a controlling financial interest in Inland, the Texon crude oil acquisition and marketing business, and for general partnership purposes.

In February 2010, the Operating Partnership issued $250 million of 5.50 percent Senior Notes and $250 million of 6.85 percent Senior Notes, due February 15, 2020 and February 15, 2040, respectively (“2020 and 2040 Senior Notes”). The 2020 and 2040 Senior Notes are redeemable, at a make-whole premium, and are not subject to sinking fund provisions. The 2020 and 2040 Senior Notes contain various covenants limiting our ability to incur certain, engage in sale/leaseback transactions, or merge, consolidate or sell substantially all of our assets. The net proceeds from the 2020 and 2040 Senior Notes were used to repay the $201 million promissory note issued in connection with our repurchase and exchange of our general partner’s IDR interests, to repay outstanding borrowings under the prior $395 million Credit Facility and for general partnership purposes.

Equity Offerings

In July 2011, we issued Class A Units with an estimated fair value of $98 million to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets. The 3.9 million units are a new class of units that are not entitled to receive quarterly distributions and that will convert to common units, on a one-to-one basis, on the one-year anniversary of their issuance. Given that this was a related party transaction, GAAP required this issuance to be recorded at the net of Sunoco’s historical carrying value of the assets acquired ($22 million) and our $2 million cash payment.

In August 2010, we completed a public offering of 6.0 million limited partnership units. Net proceeds of $143 million were used to finance the purchase of our additional ownership interests in Mid-Valley, West Texas Gulf and West Shore and to reduce outstanding borrowings under the prior $395 million credit facility. In connection with this offering, the General Partner contributed $3 million to the Partnership to maintain its 2 percent general partner interest.

In April and May 2009, we completed a public offering of 6.7 million limited partnership units. Net proceeds of $110 million were used to reduce outstanding borrowings under the prior $395 million Credit Facility and for general partnership purposes. In connection with this offering, the general partner contributed $2 million to the Partnership to maintain its 2 percent general partner interest.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the years ended December 31, 2011, 2010 and 2009 was $430, $341 and $176 million, respectively. Net cash provided by operating activities for 2011 was primarily the result of net income of $322 million. Also contributing to net cash provided by operating activities were non-cash charges of depreciation and amortization of $86 million and a $42 million charge, which is comprised of a $31 million asset impairment for crude oil terminal assets which are expected to be negatively impacted by the idling of Sunoco’s Philadelphia refinery and $11 million for regulatory obligations which would be incurred if these assets are permanently idled along with the refinery. These increases were partially offset by a $35 million increase in working capital. The change in working capital was primarily the result an increase in accounts receivable and an increase in refined products and crude oil inventories driven by growth within our acquisition and marketing activities. These changes were partially offset by increases in accounts payable. Net cash provided by operating activities for 2010 was primarily the result of net income of $220 million (excluding a $128 million non-cash gain in connection with the acquisitions of additional interests in Mid-Valley and West Texas Gulf). Also contributing to net cash provided by operating activities were non-cash charges of depreciation and amortization of $64 million, and a $55 million decrease in working capital. The change in working capital was primarily the result of the liquidation of contango inventory positions. Net cash provided by operating activities for 2009 was primarily the result of net income of $250 million and depreciation and amortization of $48 million, offset by an increase working capital of $121 million, which was the result of an increase in accounts receivable associated with liquidation of contango inventory positions.

Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 was $609, $426 and $226 million, respectively. Investing activities in 2011 included $396 million of acquisitions, including a crude oil acquisition and marketing business from Texon; a controlling financial interest in Inland; a refined products terminal located in East Boston, Massachusetts and the Eagle Point tank farm. In addition to acquisitions, investments included projects to expand upon our butane blending services, increase tankage at the Nederland facility, increase connectivity of the crude oil pipeline assets in Texas and increase our crude oil trucking fleet to meet the demand for transportation services in the southwest United States. Investing activities in 2010 included $252 million of acquisitions, including a butane blending business; a controlling financial interest in Mid-Valley and West Texas Gulf; an additional ownership interest in West Shore; a refined products and crude oil terminal in Bay City, Texas and a refined products terminal and pipeline segment in Big Sandy, Texas. Also included in the cash used in investing activities for 2010 are expansion capital costs related to construction projects to expand services at our refined products terminals, increase tankage at the Nederland facility and expand on our refined products platform in the southwest United States. In 2009, cash used in investing activities included $50 million for the Romulus, Michigan terminal and Excel Pipeline acquisitions, as well as construction costs associated with the completion of the project to connect the Nederland Terminal to Motiva’s Port Arthur, Texas refinery, construction of additional storage tanks at Nederland and refined products butane blending projects.

Net cash provided by financing activities for the years ended December 31, 2011, 2010 and 2009 was $182, $85 and $50 million, respectively.

For the year ended December 31, 2011, the $182 million of cash provided by financing activities was primarily attributable to $595 million of net proceeds from the issuance of $600 million of senior notes. These proceeds were primarily used to pay down outstanding borrowings under the revolving credit facilities, which were used to finance the acquisitions of the controlling financial interest in Inland and the Texon crude oil acquisition and marketing business, and for general partnership purposes. This source of cash was partially offset by $210 million of quarterly distributions to the limited and general partners; the repayment of the $100 million promissory note to Sunoco; an increase in advances to affiliates of $63 million; and $31 million of net repayments under our revolving credit facilities.

For the year ended December 31, 2010, the $85 million of cash provided by financing activities was primarily attributable to net proceeds of $494 million from the issuance of $500 million senior notes, net proceeds of $143 million related to our August 2010 equity offering and $100 million of proceeds from the July 2010 promissory note with Sunoco. These financing sources were used primarily to fund our 2010 acquisitions and growth projects and repay the $201 million promissory note issued in connection with the repurchase and exchange of the general partners IDRs. Cash provided by these sources were further offset by $189 million of quarterly distributions to the limited and general partners and $238 million of net repayments under our prior $395 million Credit Facility.

For the year ended December 31, 2009, the $50 million of cash provided by financing activities was primarily attributable to net proceeds of $173 million related to the February 2009 issuance of 8.75 percent senior notes and $110 million of net proceeds from the April and May offering of 6.7 million common units. These sources were partially offset by $173 million of distributions and $54 million of net repayments under our prior $395 million Credit Facility. Cash provided by financing activities was primarily used to fund the 2009 expansion capital.

Under a treasury services agreement with Sunoco, we participate in Sunoco’s centralized cash management program. Advances to affiliates in our consolidated balance sheets at December 31, 2011 and 2010 represent amounts due from Sunoco under this agreement.

Capital Requirements

Our operations are capital intensive, requiring significant investment to maintain, upgrade and enhance existing assets and to meet environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

•

Maintenance capital expenditures that extend the usefulness of existing assets, such as those required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations,

•

Expansion capital expenditures to acquire and integrate complementary assets to improve operational efficiencies or reduce costs and to expand existing and construct new facilities, such as projects that increase storage or throughput volume and,

•	Major acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.

The following table summarizes maintenance and expansion capital expenditures, including amounts paid for acquisitions, for the years presented:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Maintenance	$42	$37	$32
Expansion	171	137	144
Major Acquisitions	396	252	50

Total	$609	$426	$226

Maintenance capital expenditures primarily consist of recurring expenditures at each of the business segments such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems and related equipment, and the upgrade of pump stations. Management expects maintenance capital expenditures to be approximately $50 million in 2012.

Expansion capital expenditures increased by $34 million to $171 million for the year ended December 31, 2011. Expansion capital for 2011 includes projects to expand upon our butane blending services, increase tankage at the Nederland facility, increase connectivity of the crude oil pipeline assets in Texas and increase our crude oil trucking fleet to meet the demand for transportation services in the southwest United States. Expansion capital for the year ended December 31, 2010 included construction projects to expand services at our refined products terminals, increase tankage at the Nederland facility and expand upon our refined products platform in the southwest United States. Expansion capital expenditures for 2009 included the construction pursuant to our agreement to connect our Nederland Terminal to a Port Arthur, Texas refinery. Expansion capital also included butane blending projects and construction of additional crude oil storage tanks at Nederland.

Major acquisitions during the year ended December 31, 2011 include the East Boston terminal, the Texon crude oil purchasing and marketing business, the Eagle Point tank farm and an 83.8 percent equity interest in Inland which owns a refined products pipeline system in Ohio. Major acquisitions during the year ended December 31, 2010 included a butane blending business, a controlling financial interest in Mid-Valley and West Texas Gulf, an additional ownership interest in West Shore, and two terminals in Texas. Major acquisitions during the year ended December 31, 2009 included a refined products terminal in Romulus, Michigan and the Excel pipeline.

Management expects to invest approximately $300 million in expansion capital projects in 2012, excluding acquisitions. Projected expansion capital includes projects to capture more value from existing assets such as Eagle Point, Nederland and our patented butane blending technology, as well as the previously announced Project Mariner West and the West Texas crude expansion projects.

We expect to fund our capital expenditures, including any additional acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of borrowing under the credit facilities, other borrowings and issuance of additional common units.

Contractual Obligations

The following table sets forth the aggregate amount of long-term debt maturities, annual rentals applicable to non-cancelable operating leases, and purchase commitments related to future periods at December 31, 2011:

	Year Ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Long-term debt:
Principal	$250	$—	$175	$—	$175	$1,100	$1,700
Interest	91	89	76	74	67	970	1,367
Operating leases	6	4	4	3	2	3	22
Purchase obligations	2,491	—	—	—	—	—	2,491

	$2,838	$93	$255	$77	$244	$2,073	$5,580

Our operating leases reported above include leases of office space, third-party pipeline capacity, and other property and equipment, with initial or remaining non-cancelable terms in excess of one year.

A purchase obligation is an enforceable and legally binding agreement to purchase goods and services that specifies significant terms, including: fixed or expected quantities to be purchased; market-related pricing provisions; and a specified term. Our purchase obligations consist primarily of non-cancelable contracts to purchase crude oil for terms of one year or less by our Crude Oil Acquisition and Marketing group and non-cancelable contracts to purchase butane for terms of one year or less by our butane blending business.

Substantially all of the above purchase obligations include actual crude oil purchases for the month of January 2012. The remaining crude oil purchase obligation amounts are based on the quantities committed to be purchased assuming adequate well production for the remainder of the year, at December 31, 2011 crude oil prices. Actual amounts to be paid in regards to these obligations will be based upon market prices or formula-based market prices during the period of purchase. For further discussion of our Crude Oil Acquisition and Marketing activities, see Item 1. “Business—Crude Oil Acquisition and Marketing.”

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental Matters

Operation of the pipelines, terminals, and associated facilities are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment. As a result of compliance with these laws and regulations, liabilities have been accrued for estimated site restoration costs to be incurred in the future at the facilities and properties, including liabilities for environmental remediation obligations. Under our accounting policies, liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. For a discussion of the accrued liabilities and charges against income related to these activities, see Note 10 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Management believes that the application of these policies on a consistent basis enables us to provide the users of the consolidated financial statements with useful and reliable information about our operating results and financial condition. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include long-lived assets and environmental remediation activities. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ from the estimates on which our consolidated financial statements are prepared at any given point in time.

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

In 2011, we recognized a $42 million charge for certain crude oil terminal assets which would be negatively impacted if Sunoco permanently idles its Philadelphia refinery. The charge includes a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these assets are permanently idled. For further discussion see “Agreements with Sunoco” discussed below. In 2010, we recognized an impairment of $3 million related to the cancellation of a terminal construction project. There were no asset impairments for the year ended December 31, 2009.

Environmental Remediation. At December 31, 2011, our accrual for environmental remediation activities was $4 million. This accrual is for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, the minimum of the range is accrued unless some other point or points in the range are more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent their occurrence is probable and reasonably estimable.

Management believes that none of the current remediation locations are material, individually or in the aggregate, to our financial position at December 31, 2011. As a result, our exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact several of our facilities. As a result, from time to time, significant charges against income for environmental remediation may occur.

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

New Accounting Pronouncements

For a discussion of recently issued accounting pronouncements requiring adoption subsequent to December 31, 2011, see Note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Agreements with Sunoco

We have entered into material agreements with Sunoco and their affiliates, as discussed below.

Pipeline and Terminalling Agreements

•

We have a five-year product terminal services agreement with Sunoco under which Sunoco may throughput refined products through our terminals. The agreement contains no minimum throughput obligations for Sunoco. The agreement is expected to be renegotiated during the first quarter 2012.

•

We have a tank farm agreement under which Sunoco may throughput refined products through our Marcus Hook tank farm. The agreements contain no minimum throughput obligations for Sunoco. The agreement was extended on a month to month basis beginning in February 2012.

•

We have an agreement with Sunoco relating to the Fort Mifflin Terminal Complex. Under this agreement, Sunoco will deliver a minimum average of 300,000 bpd of crude oil and refined products per contract year at the Fort Mifflin Terminal Complex. This minimum average throughput is an annual amount for each contract period running from March 1 to February 28. Sunoco does not have exclusive use of the Fort Mifflin Terminal Complex, however we are obligated to provide the necessary tanks, marine docks and pipelines for Sunoco to meet its minimum requirements under the agreement. This agreement was extended on a month to month basis beginning in February 2012.

•

We have a three-year agreement with Sunoco to provide approximately 2.5 million barrels of storage capacity and terminalling services to Sunoco at the Eagle Point tank farm which we acquired from Sunoco in 2011. The agreement expires in June 2014. Sunoco does not have exclusive use of the Eagle Point tank farm.

•

Under a 20-year lease agreement which expires in February 2022, Sunoco leases our interrefinery pipelines between Sunoco’s Philadelphia and Marcus Hook refineries for an annual fee which escalates at 1.67 percent each January 1 for the term of the agreement. The lease agreement also requires Sunoco to reimburse us for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. There were no material reimbursements under this agreement during 2009 through 2011.

•

Sunoco is a shipper on our refined products pipelines. All movements are on the same terms that would be available to an unrelated third party and are based on published tariff rates on the respective pipelines.

•

We have an agreement with Sunoco whereby Sunoco purchases from us, at market-based rates, refined products at certain of our terminal facilities. This agreement is negotiated annually and the current agreement expires in May 2012.

During 2011, Sunoco continued executing its strategy to exit its refining operations, which included selling its Toledo, Ohio refinery in March 2011 and initiating a process in September 2011 to sell its northeast refineries located in Philadelphia and Marcus Hook, Pennsylvania. In December 2011, the main processing units at the Marcus Hook refinery were idled indefinitely. Sunoco continues to pursue a sale of both the Philadelphia and Marcus Hook facilities, however Sunoco does not believe that the Marcus Hook facility will be sold and restarted as an operating refinery. If arrangements for sale cannot be made, Sunoco intends to permanently idle the facilities by July 2012. We assessed the impact that Sunoco’s decision to exit its refining business in the northeast will have on our assets that have historically served the refineries and determined that our refined products pipeline and terminal assets continue to have expected future cash flows that support their carrying values. However, we recognized a $42 million charge in the fourth quarter 2011 for crude oil terminal assets which would be negatively impacted if the Philadelphia refinery is permanently idled. The charge includes a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these terminal assets are permanently idled.

Sunoco has also announced its intention to continue to grow its distribution and retail marketing assets. Our pipeline and terminal assets provide a cost effective and efficient outlet to supply Sunoco’s retail marketing network, and as such, we expect that Sunoco will continue to utilize our assets going forward. However, if Sunoco reduces its use of our facilities, it could materially and adversely affect our results of operations, financial condition or cash flows. We continue to monitor how operating changes of these refineries will impact future cash flows.

Omnibus Agreement

In 2002, we entered into an Omnibus Agreement with Sunoco and our general partner that addresses the following matters:

•	our obligation to pay the general partner or Sunoco an annual administrative fee for the provision by Sunoco of certain general and administrative services;

•	Sunoco’s and its affiliates’ agreement not to compete with us under certain circumstances;

•	our agreement to undertake to develop and construct or acquire an asset if requested by Sunoco;

•	an indemnity by Sunoco for certain environmental, toxic tort and other liabilities; and

•

our obligation to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities related to the assets to the extent Sunoco is not required to indemnify us.

Administrative Services

Under the Omnibus Agreement, we pay Sunoco or our general partner an annual administrative fee that includes expenses incurred by Sunoco and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $13 million, $5 million and $6 million for the years ended December 31, 2011, 2010, and 2009, respectively. This fee does not include the costs of shared insurance programs (which are allocated to us based upon our share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner, or the cost of their employee benefits. We have no employees, and reimburse Sunoco and its affiliates for these costs and other direct expenses incurred on our behalf. In addition, we have incurred additional general and administrative costs which we pay directly.

The initial term of Section 4.1 of the Omnibus Agreement (which concerns our obligation to pay the annual fee for provision of certain general and administrative services) was through the end of 2004. The parties have extended the term of Section 4.1 annually by one year in each of the following years and again for 2012. The 2012 annual fee has increased to $18 million to cover additional consolidation of services provided by Sunoco that were previously provided by third parties and includes an allocation of management costs for the Chief Executive Officer; Vice President, Chief Financial Officer; Vice President, Chief Human Resources Officer; and others from Sunoco that were previously included in our direct costs. The costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by us. There can be no assurance that Section 4.1 of the Omnibus Agreement will be extended beyond 2012, or that, if extended, the administrative fee charged by Sunoco will be at or below the current administrative fee. In the event that we are unable to obtain such services from Sunoco or other third parties at or below the current cost, our results of operations and financial condition may be adversely impacted.

In addition to the fees for the centralized corporate functions, selling, general and administrative expenses in the consolidated statements of income include the allocation of shared insurance costs of $4 million for each of the years ended December 31, 2011, 2010 and 2009. Our share of allocated Sunoco employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits was $26, $29 and $28 million for the years ended December 31, 2011, 2010 and 2009, respectively. These expenses are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the consolidated statements of income.

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

Indemnification

Under the terms of the Omnibus Agreement and in connection with the contribution of assets by affiliates of Sunoco, Sunoco has agreed to indemnify us for 30 years from environmental and toxic tort liabilities related to the assets contributed that arise from the operation of such assets prior to closing of the IPO. Sunoco is obligated to indemnify us for 100 percent of all losses asserted within the first 21 years of closing of the IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent a year. For example, for a claim asserted during the twenty-third year after closing of the IPO, Sunoco would be required to indemnify us for 80 percent of the loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. In addition, this indemnification applies to the following, purchased from Sunoco subsequent to the IPO: interests in the Mesa Pipeline system, Mid-Valley, West Texas Gulf and Inland, as well as the Eagle Point tank farm. Any environmental and toxic tort liabilities not covered by this indemnity will be our responsibility. Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates, and the determination of the liability at multiparty sites, if any, in light of the number, participation levels, and financial viability of other parties. We have agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify us.

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

License Agreement

We have granted to Sunoco and certain of its affiliates, including our general partner, a license to our intellectual property so that our general partner can manage its operations and create new intellectual property using our intellectual property. Our general partner will assign to us the new intellectual property it creates in operating our business. Our general partner has also licensed to us certain of its own intellectual property for use in the conduct of our business and we have licensed to our general partner certain intellectual property for use in the conduct of its business. The license agreement has also granted to us a license to use the trademarks, trade names, and service marks of Sunoco in the conduct of our business.

Treasury Services Agreement

We have a treasury services agreement with Sunoco pursuant to which, among other things, we participate in Sunoco’s centralized cash management program. Under this program, all of the cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balance will be settled periodically, but no less frequently than monthly. Amounts due from Sunoco and its subsidiaries earn interest at a rate equal to the average rate of our third-party money market investments, while amounts due to Sunoco and its subsidiaries bear interest at a rate equal to the interest rate provided in the $350 million Credit Facility.

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

We are exposed to various market risks, including changing interest rates and volatility in crude oil and refined products commodity prices. To manage such exposure, interest rates, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management.

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- and variable-rate debt. At December 31, 2011, we had no variable-rate borrowings under our revolving credit facilities. Outstanding borrowings bear interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable-rate debt arrangements.

At December 31, 2011, we had $1.70 billion of fixed-rate borrowings, which is comprised of $250 million of 2012 Senior Notes, $175 million of 2014 Senior Notes, $175 million of 2016 Senior Notes, $250 million of 2020 Senior Notes, $300 million of 2022 Senior Notes, $250 million of 2040 Senior Notes and, $300 million of 2042 Senior Notes. The fair value of these borrowings at December 31, 2011 was $1.91 billion. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at December 31, 2011 by $166 million.

The $250 million of 7.25 percent Senior Notes matured and were repaid in February 2012.

Commodity Market Risk

We are exposed to volatility in crude oil and refined products commodity prices. To manage such exposures, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management and inventory carried. Our policy is to purchase only commodity products for which we have a market and to structure our sales contracts so that price fluctuations for those products do not materially affect the margin we receive. We also seek to maintain a position that is substantially balanced within our various commodity purchase and sales activities. We may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances, as well as logistical issues associated with inclement weather conditions. When unscheduled physical inventory builds or draws do occur, they are monitored and managed to a balanced position over a reasonable period of time.

We do not use futures or other derivative instruments to speculate on crude oil or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products purchase and sale activities. These derivatives are intended to have equal and opposite effects of the purchase and sale activities. At December 31, 2011, the fair market value of our open derivative positions was a net asset of $4 million on 1.5 million barrels of refined products. These derivative positions vary in length but do not extend beyond one year. The potential decline in the market value of these derivatives from a hypothetical 10 percent adverse change in the year-end market prices of the underlying commodities that were being hedged by derivative contracts at December 31, 2011 was estimated to be $14 million. This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting, which appears in this section.

Lynn L. Elsenhans

Chairman and Chief Executive Officer

Brian P. MacDonald

Vice President and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors of

Sunoco Partners LLC and Limited Partners of Sunoco Logistics Partners L.P.

We have audited Sunoco Logistics Partners L.P. (“the Partnership”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunoco Logistics Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the partnership’s internal control over financial reporting based on our audit.

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

A Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sunoco Logistics Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Sunoco Logistics Partners L.P. and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 24, 2012

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors of

Sunoco Partners LLC and Limited Partners of Sunoco Logistics Partners L.P.

We have audited the accompanying consolidated balance sheets of Sunoco Logistics Partners L.P. (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunoco Logistics Partners L.P. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunoco Logistics Partners L.P.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 24, 2012

SUNOCO LOGISTICS PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except units and per unit amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$432	$1,117	$706
Unaffiliated customers	10,473	6,691	4,696
Other income	13	30	28

Total Revenues	10,918	7,838	5,430

Costs and Expenses
Cost of products sold and operating expenses	10,264	7,398	5,023
Depreciation and amortization expense	86	64	48
Impairment charge and related matters	42	3	—
Selling, general and administrative expenses	90	72	64

Total Costs and Expenses	10,482	7,537	5,135

Operating Income	436	301	295
Net interest cost to affiliates (Note 3)	3	2	—
Other interest cost and debt expense, net	93	76	49
Capitalized interest	(7)	(5)	(4)
Gain on investments in affiliates (Note 2)	—	128	—

Income Before Provision for Income Taxes	$347	$356	$250
Provision for income taxes (Note 1)	25	8	—

Net Income	$322	$348	$250
Net Income attributable to noncontrolling interests	9	2	—

Net Income attributable to Sunoco Logistics Partners L.P.	$313	$346	$250

Calculation of Limited Partners’ interest:
Net Income attributable to Sunoco Logistics Partners L.P.	$313	$346	$250
Less: General Partner’s interest	(54)	(48)	(52)

Limited Partners’ interest	$259	$298	$198

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 4):(1)
Basic	$2.56	$3.13	$2.17

Diluted	$2.54	$3.11	$2.16

Weighted average Limited Partners’ units outstanding:(1)
Basic	101.3	95.2	91.0

Diluted	101.8	95.7	91.6

(1)	Reflects the fourth quarter 2011 three-for-one unit split.

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$5	$2
Advances to affiliated companies (Note 3)	107	44
Accounts receivable, affiliated companies (Note 3)	—	154
Accounts receivable, net	2,188	1,536
Inventories (Note 5)	206	63

Total Current Assets	2,506	1,799

Properties, plants and equipment	3,234	2,799
Less accumulated depreciation and amortization	(712)	(671)

Properties, plants and equipment, net (Note 6)	2,522	2,128

Investment in affiliates (Note 7)	73	73
Goodwill (Note 8)	77	63
Intangible assets, net (Note 8)	277	109
Other assets	22	16

Total Assets	$5,477	$4,188

Liabilities and Equity
Accounts payable	$2,111	$1,591
Current portion of long-term debt (Note 9)	250	—
Accrued liabilities	112	76
Accrued taxes payable (Note 1)	62	44

Total Current Liabilities	2,535	1,711

Long-term debt, affiliated companies (Notes 3 & 9)	—	100
Long-term debt (Note 9)	1,448	1,129
Other deferred credits and liabilities	78	42
Deferred income taxes (Note 1)	222	164
Commitments and contingent liabilities (Note 10)

Total Liabilities	4,283	3,146

Equity
Sunoco Logistics Partners L.P. equity
Limited Partners’ interest (99,386,301 and 99,197,496 units outstanding, respectively)(1)	1,039	940
General Partner’s interest	34	28
Class A interest (3,939,435 and 0 units outstanding, respectively)(1)	22	—
Accumulated other comprehensive gain/(loss)	1	(3)

Total Sunoco Logistics Partners L.P. equity	1,096	965

Noncontrolling interests	98	77

Total Equity	1,194	1,042

Total Liabilities and Equity	$5,477	$4,188

(1)	Reflects the fourth quarter 2011 three-for-one unit split.

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income	$322	$348	$250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	86	64	48
Impairment charge and related matters	42	3	—
Deferred income tax expense	(2)	—	—
Amortization of financing fees and bond discount	2	2	2
Restricted unit incentive plan expense	6	5	5
Gain on investments in affiliates	—	(128)	—
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	154	(106)	30
Accounts receivable, net	(647)	(248)	(627)
Inventories	(108)	38	3
Accounts payable and accrued liabilities	548	360	463
Accrued taxes payable	18	11	10
Other	9	(8)	(8)

Net cash provided by operating activities	430	341	176

Cash Flows from Investing Activities:
Capital expenditures	(213)	(174)	(176)
Acquisitions	(396)	(252)	(50)

Net cash used in investing activities	(609)	(426)	(226)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(210)	(189)	(173)
Distributions paid to noncontrolling interests	(8)	(4)	—
Net proceeds from issuance of limited partner units	—	143	110
Contributions from general partner	2	3	2
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(3)	(2)	(2)
Repayments under credit facilities	(560)	(888)	(687)
Borrowings under credit facilities	529	650	633
Net proceeds from issuance of long-term debt	595	494	173
Promissory note from affiliate	(100)	100	—
Repayment of promissory note to general partner	—	(201)	—
Advances to affiliated companies, net	(63)	(21)	(6)

Net cash provided by financing activities	182	85	50

Net change in cash and cash equivalents	3	—	—
Cash and cash equivalents at beginning of year	2	2	2

Cash and cash equivalents at end of period	$5	$2	$2

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Limited Partners				General Partner	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
	Common		Class A
	Units(1)	$	Units(1)	$	$	$	$	$
Balance at December 31, 2008	86.1	$653	—	$—	$20	$(3)	$—	$670

Comprehensive Income:
Net Income	—	197	—	—	53	—	—	250
Gain on cash flow hedges	—	—	—	—	—	1	—	1

Total comprehensive income	—	197	—	—	53	1	—	251
Issuance of Limited Partner units to the public	6.7	110	—	—	2	—	—	112
Units issued under incentive plans	0.2	5	—	—	—	—	—	5
Distribution equivalent rights	—	(1)	—	—	—	—	—	(1)
Payment of statutory withholding on issuance of LTIP	—	(2)	—	—	—	—	—	(2)
Distributions paid to limited partners and general partner	—	(125)	—	—	(48)	—	—	(173)

Balance at December 31, 2009	93.0	$837	—	$—	$27	$(2)	$—	$862

Comprehensive Income:
Net Income	—	298	—	—	48	—	2	348
Recognition of funded status of affiliates’ postretirement plans	—	—	—	—	—	1	—	1
Loss on cash flow hedges	—	—	—	—	—	(2)	—	(2)

Total comprehensive income	—	298	—	—	48	(1)	2	347
Issuance of Limited Partner units to the public	6.0	143	—	—	3	—	—	146
Units issued under incentive plans	0.2	5	—	—	—	—	—	5
Distribution equivalent rights	—	(1)	—	—	—	—	—	(1)
Payment of statutory withholding on issuance of LTIP	—	(2)	—	—	—	—	—	(2)
Noncontrolling equity in joint venture acquisitions	—	—	—	—	—	—	80	80
Distribution related to IDR transaction	—	(197)	—	—	(4)	—	—	(201)
Distributions paid to limited partners, general partner and noncontrolling interests	—	(143)	—	—	(46)	—	(4)	(193)
Other	—	—	—	—	—	—	(1)	(1)

Balance at December 31, 2010	99.2	$940	—	$—	$28	$(3)	$77	$1,042

Net Income		$257		$2	$54		$9	$322
Gain on cash flow hedges	—	—	—	—	—	4	—	4

Total comprehensive income	—	257	—	2	54	4	9	326
Issuance of Class A units to Sunoco, Inc.	—		3.9	20	2	—	—	22
Units issued under incentive plans	0.2	6	—	—	—	—	—	6
Distribution equivalent rights	—	(2)	—	—	—	—	—	(2)
Payment of statutory withholding on issuance of LTIP	—	(3)	—	—	—	—	—	(3)
Noncontrolling equity in joint venture acquisitions	—	—	—	—	—	—	20	20
Distributions paid to limited partners, general partner and noncontrolling interests	—	(160)	—	—	(50)	—	(8)	(218)
Other	—	1	—	—	—	—	—	1

Balance at December 31, 2011	99.4	$1,039	3.9	$22	$34	$1	$98	$1,194

(1)	Reflects the fourth quarter 2011 three-for-one unit split

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. (the “Partnership” or “SXL”) and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”) and the proportionate shares of the Partnership’s undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity (VIE). The Partnership holds a controlling financial interest in Inland Corporation (“Inland”), Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“West Texas Gulf”), and as such, these joint ventures are reflected as consolidated subsidiaries of the Partnership from the respective dates of acquisition. All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in equity and net income are shown separately in the consolidated statements of income and balance sheets. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest are accounted for under the equity method of accounting. The consolidated financial statements separately reflect amounts attributable to the noncontrolling interests.

Reclassifications and Recasts

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current-year presentation. Specifically, the Partnership realigned its reporting segments in 2011 and recast prior year amounts conform to the current year presentation for comparability purposes. In addition, the Partnership completed a three-for-one split of its common and Class A units in 2011. The unit split resulted in the issuance of two additional common or Class A units for every one unit owned. All unit and per unit information included in this report are presented on a post-split basis.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.

Revenue Recognition

Terminalling and storage revenues are recognized at the time the services are provided. Pipeline revenues are recognized upon delivery of the barrels to the location designated by the shipper. Acquisition and marketing revenues for crude oil and refined products are recognized when title to and risk of loss of the product is transferred to the customer. Revenues are not recognized for crude oil exchange transactions, which are entered into primarily to acquire crude oil of a desired quality or to reduce transportation costs by taking delivery closer to the Partnership’s end markets. Any net differential for exchange transactions is recorded as an adjustment of inventory costs in the purchases component of cost of products sold and operating expenses in the consolidated statements of income.

Affiliated revenues consist of sales of crude oil and refined products, as well as the provision of crude oil and refined products, pipeline transportation, terminalling and storage services to Sunoco, Inc. and its wholly owned subsidiaries (collectively referred to as “Sunoco”). Sales of crude oil and refined products to affiliates are priced using market based rates. Sunoco pays fees for transportation or terminalling services based on the terms and conditions of an established agreement or utilizing published tariffs.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2011 and 2010, these cash equivalents consist of money market accounts.

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

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects for periods that construction activities are in progress to bring these projects to their intended use.

Investment in Affiliates

Investments in affiliates, which consist of corporate joint ventures, are accounted for under the equity method of accounting. Under this method, an investment is carried at acquisition cost, increased for the equity in income or decreased for the equity in loss from the date of acquisition, reduced for dividends received and increased or decreased for adjustments in other comprehensive income. Income recognized from the Partnership’s corporate joint venture interests is presented within other income on the consolidated statements of income.

The Partnership allocates the excess of its investment cost over its equity in the net assets of affiliates to the underlying tangible and intangible assets of the corporate joint ventures. Other than land and indefinite-lived

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years. The amortization of these amounts is included within depreciation and amortization in the consolidated statements of income.

Acquisitions

The assets acquired and liabilities assumed as part of the Partnership’s business combinations are recorded at their estimated fair values as of the date of acquisition. Any excess of consideration transferred plus the fair value of noncontrolling interest over the estimated fair value of the net assets acquired is recorded as goodwill. To the extent the estimated fair value of the net assets acquired exceeds the purchase price plus the fair value of the noncontrolling interest, a gain is recorded in current operations. The results of operations of acquired businesses are included in the Partnership’s results from the dates of acquisition.

The Partnership’s asset acquisitions are recorded at the purchase price, which is allocated to the acquired assets and assumed liabilities based on their relative estimated fair values.

Assets acquired and liabilities assumed include tangible and intangible assets, and contingent assets and liabilities. The estimated fair values of these assets and liabilities are determined based on observable inputs such as quoted market prices, information from comparable transactions, offers made by other prospective acquirers in the cases where the Partnership has certain rights to acquire additional interests in existing investments, and the replacement cost of assets in the same condition or stage of usefulness, or on unobservable inputs such as expected future cash flows or internally developed estimates of value. In accordance with GAAP, the Partnership classifies its valuations in the fair value hierarchy based on the lowest level of inputs used to estimate fair value.

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

In September 2011, Sunoco announced its intention to exit its refining business in the northeast and initiated a process to sell its refineries located in Philadelphia and Marcus Hook, Pennsylvania. In December 2011, the main processing units at the Marcus Hook refinery were idled indefinitely. Sunoco continues to pursue a sale of both the Philadelphia and Marcus Hook facilities, however Sunoco does not believe that the Marcus Hook facility will be sold and restarted as an operating refinery. If arrangements for sale cannot be made, Sunoco intends to permanently idle the facilities by July 2012. Management assessed the impact that Sunoco’s decision to exit its refining business in the northeast will have on the Partnership’s assets that have historically served the refineries and determined that the Partnership’s refined products pipeline and terminal assets continue to have expected future cash flows that support their carrying values. However, the Partnership recognized a $42 million charge in the fourth quarter 2011 for crude oil terminal assets which would be negatively impacted if the Philadelphia refinery is permanently idled. The charge includes a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these assets are permanently idled.

In 2010, the Partnership recognized an impairment of $3 million related to the cancellation of a construction project. The impairment charge reflects costs associated with assets that the Partnership cannot deploy elsewhere.

The impairment was calculated using fair value assumptions, including comparable land sale transactions and current replacement costs of similar new equipment, adjusted to reflect the age, condition, maintenance

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

history and estimated useful life of the assets. Since the fair value assessment reflects both observable and unobservable inputs, it was determined to be a non-recurring level 3 fair value measurement within the fair value hierarchy under current accounting guidance.

Goodwill

Goodwill, which represents the excess of the purchase price in a business combination over the fair value of net assets acquired, is tested for impairment annually or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed the estimated fair value. The Partnership determined during 2011, 2010 and 2009 that goodwill was not impaired.

Management’s process of evaluating goodwill for impairment involves estimating the fair value of the Partnership’s reporting units that contain goodwill. Inherent in estimating the fair value for each reporting unit are certain judgments and estimates relating to market multiples for comparable businesses, including management’s interpretation of current economic indicators and market conditions, and assumptions about the Partnership’s strategic plans with regard to its operations. To the extent additional information arises, market conditions change or the Partnership’s strategies change, it is possible that the conclusion regarding whether the goodwill is impaired could change and result in future goodwill impairment charges.

Fair value is estimated using a market multiple methodology whereby multiples of business enterprise value to earnings, before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies are used to estimate the fair value of the reporting units. Management establishes fair value by comparing the reporting unit to other companies that are similar, from an operational or industry standpoint and considers the risk characteristics in order to determine the risk profile relative to the comparable companies as a group. The most significant assumptions are the market multiplies.

In September 2011, the FASB codified guidance related to the testing of goodwill for impairment. The guidance provides entities with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then performing the two-step impairment test is not required. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Entities have the option of bypassing the qualitative analysis in any period and proceeding directly to the two-step impairment test. The provisions of this guidance are effective for the Partnership January 1, 2012. The Partnership did not elect to early adopt this guidance for the year ended December 31, 2011. The Partnership does not expect the application of the qualitative assessment to yield different results than the previous methodology.

Intangible Assets

The Partnership has acquired intangible assets such as throughput and deficiency contracts, customer relationships, historical shipping rights and patents related to butane blending technology. The value assigned to these intangible assets is amortized on a straight-line basis over their respective economic lives through depreciation and amortization expense in the consolidated statements of income.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes, or for the majority of states that impose income taxes. Rather, income taxes are generally assessed at the partner level. There are some states in which the Partnership operates where it is subject to state and local income taxes. Substantially all of the income tax reflected in the Partnership’s consolidated financial statements is derived from the operations of Inland, Mid-Valley and West Texas Gulf, all of which are entities subject to income taxes for federal and state purposes at the corporate level. The effective tax rates for these entities approximate the federal statutory rate of 35 percent.

The Partnership recognizes a tax benefit from uncertain positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ widely understood administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement.

For the years ended December 31, 2011 and 2010, income tax expense is comprised of:

	Year ended December 31,
	2011	2010
	(in millions)
Federal
Current	$25	$6
Deferred	(2)	—
State
Current	2	2
Deferred	—	—

Total income tax expense	$25	$8

During 2011 and 2010, the income taxes paid by Inland, Mid-Valley and West Texas Gulf approximated current income tax expense for each year. There was no income tax provision for the year ended December 31, 2009 when the operations of Inland, Mid-Valley and West Texas Gulf were not consolidated, as the Partnership did not have a controlling financial interest in these entities.

In taxable jurisdictions, the Partnership records deferred income taxes on all significant temporary differences between the book basis and the tax basis of assets and liabilities. At December 31, 2011 and 2010, the Partnership had $222 and $164 million, respectively, of net deferred tax liability derived principally from the difference in the book and tax bases of properties, plants and equipment associated with the Inland, Mid-Valley and West Texas Gulf acquisitions.

Long-Term Incentive Plan

The Partnership accounts for the compensation cost of all unit-based payment awards at fair value and reports the related expense within selling, general and administrative expenses in the consolidated statements of income. Unit-based compensation cost for awards of restricted units is derived from the fair market value of common units on the grant date using a Monte Carlo Simulation if the payout is determined by market criteria related to unit proxies or grant date market price of the underlying unit. The Partnership recognizes unit-based compensation cost as expense ratably on a straight-line basis over the requisite service period unless the participant is retirement eligible, in which case, the recognition of the compensation cost is accelerated in the period the participant becomes retirement-eligible.

Asset Retirement Obligations

Asset retirements obligations (“AROs”) represent the fair value of a liability related to the retirement of long-lived assets and are recorded at the time a legal obligation is incurred. A corresponding asset is also

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded at that time and is depreciated over the remaining useful life of the related asset. The fair value of any ARO is determined based on estimates and assumptions related to retirement costs, which the Partnership bases on historical retirement costs, future inflation rates and credit-adjusted risk-free interest rates. These fair value assessments are considered to be non-recurring level 3 measurements, as they are based on both observable and unobservable inputs. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

The Partnership’s consolidated balance sheets include liabilities for asset retirement obligations, as a component of other deferred credits and liabilities, of $51 million and $25 million at December 31, 2011 and 2010, respectively. The increase in the balance from 2010 to 2011 is attributable to $15 million of additional AROs, associated with increases in assumed retirement costs of $8 million, $7 million related to the continued expansion of the business, and $11 million of regulatory obligations which would be incurred if certain terminal assets which provide services to Sunoco’s Philadelphia refinery are permanently idled. The Partnership believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.

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

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Partnership will adopt this standard January 1, 2012 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and disclosures.

Comprehensive Income

In June 2011, FASB codified guidance related to the presentation of comprehensive income. The guidance requires entities to present net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The new guidance does not change the components that are recognized in net income and the components that are recognized in other comprehensive income. Currently, the Partnership presents comprehensive income in its statements of equity. The provisions of this guidance are effective for the Partnership beginning January 1, 2012 and are required to be applied retroactively.

Lease Accounting

The Partnership accounts for arrangements that convey the right to use property, plant or equipment for a stated period of time as leases. Whether an arrangement contains a lease is determined at inception of the arrangement based on all of the facts and circumstances. The Partnership reassesses whether the arrangement

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Income Attributable to Sunoco Logistics Partners L.P. Per Limited Partner Unit

The Partnership uses the two-class method to determine basic and diluted earnings per unit. The two-class method is an earnings allocation formula that determines the earnings for each class of equity ownership and participating security according to distributions declared and participation rights in undistributed earnings. The Partnership calculates basic and diluted net income attributable to Sunoco Logistics Partners L.P. per limited partner unit (“net income attributable to SXL”) by dividing net income attributable to SXL, after deducting the amount allocated to the general partner’s interest and incentive distribution rights (“IDRs”), by the weighted-average number of limited partner units and Class A units outstanding during the period. IDRs in a master limited partnership are treated as participating securities for the purpose of computing net income attributable to limited partner units. The general partner holds all of the IDRs. In addition, when earnings differ from cash distributions, undistributed or over distributed earnings are to be allocated to the general partner, limited partners and Class A unitholder based on the contractual terms of the partnership agreement.

2. Acquisitions

A key component of the Partnership’s primary business strategy is to pursue strategic and accretive acquisitions that complement its existing asset base. The Partnership completed the following acquisitions during the three-year period ended December 31, 2011:

2011 Acquisitions

•

In August 2011, the Partnership acquired a refined products terminal, located in East Boston, Massachusetts, from affiliates of ConocoPhillips for $56 million plus the fair value of inventory. The terminal includes a 10-bay truck rack and approximately 1 million barrels of capacity and is the sole service provider to Logan International Airport under a long-term contract to supply jet fuel. The acquisition is included within the Terminal Facilities segment.

•

In August 2011, the Partnership acquired a crude oil purchasing and marketing business from Texon L.P. (“Texon”) for $205 million plus the fair value of its crude oil inventory. The purchase consisted of a crude oil acquisition and marketing business and gathering assets for approximately 75,000 barrels per day at the wellhead in 16 states, primarily in the western United States. The acquisition is included within the Crude Oil Acquisition and Marketing segment.

•

In July 2011, the Partnership acquired the Eagle Point tank farm and related assets from Sunoco for $100 million. The tank farm is located in Westville, New Jersey and has approximately 5 million barrels of active storage for refined products and dark oils. The acquisition was funded by the issuance of 3.9 million of Class A units with an estimated market value of $98 million and payment of $2 million of cash to Sunoco. The Class A units represent a new class of units on which no distributions will be paid and which convert to common units on the one-year anniversary of their issuance. As the acquisition was from a related party, the assets acquired were recorded by the Partnership at Sunoco’s net carrying cost of $22 million. The $20 million difference between the carrying value of the assets and the cash

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration paid was recorded by the Partnership as an increase to equity. The acquisition is included within the Terminal Facilities segment.

•

In May 2011, the Partnership acquired an 83.8 percent equity interest in Inland, which is the owner of 350 miles of active refined products pipelines in Ohio. The pipeline connects three refineries in Ohio to terminals and major markets in Ohio. The Partnership acquired its equity interest for $99 million, net of cash received, through a purchase of a 27.0 percent equity interest from Shell Oil Company (“Shell”) and a 56.8 percent equity interest from Sunoco. The 56.8 percent equity interest acquired from Sunoco was considered a transaction between entities under common control and therefore the assets and liabilities transferred were recorded by the Partnership at Sunoco’s carrying value. As the Partnership acquired a controlling financial interest in Inland, the joint venture is reflected as a consolidated subsidiary of the Partnership from the date of the final acquisition and is included within the Refined Products Pipelines segment.

The following table summarizes the effects of the 2011 acquisitions on the Partnership’s consolidated balance sheet as of the respective acquisition dates:

	East Boston Terminal	Crude Oil Acquisition and Marketing	Eagle Point Tank Farm	Inland	Total
	(in millions)
Increase in:
Current assets	$17	$24	$—	$3	$44
Properties, plants & equipment, net	63	7	22	178	270
Intangible assets, net	—	183	—	—	183
Goodwill	—	14	—	—	14
Current liabilities	—	(6)	—	(1)	(7)
Other deferred credits and liabilities	(7)	—	—	(1)	(8)
Deferred income taxes	—	—	—	(60)	(60)
Sunoco Logistics Partners L.P. equity	—	—	(20)	—	(20)
Noncontrolling interests	—	—	—	(20)	(20)

Cash paid for acquisitions	$73	$222	$2	$99	$396

2010 Acquisitions

•

In October 2010, the Partnership acquired two terminals in Texas for $9 million. The Partnership also assumed a $1 million environmental liability in connection with these transactions. The acquisitions included a terminal in Bay City, Texas, acquired from Gulfstream Terminals & Marketing LLC, which is capable of handling both crude oil and refined product volumes. Total active terminal storage capacity of the facility is less than half of a million barrels. In addition, the Partnership acquired a refined products terminal and pipeline segment in Big Sandy, Texas, from affiliates of Chevron Corporation. The terminal and pipeline have not been operational and were sold to affiliates of Delek US Holdings, Inc. in February 2012. The terminals were included in the Terminal Facilities from the respective dates of acquisition.

•

In July 2010, the Partnership acquired a butane blending business from Texon L.P. for $140 million plus refined product inventory for a total of $152 million. The acquisition included patented technology for blending of butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. Goodwill was recognized related to expected synergies with the Partnership’s terminal facilities. The acquisition is included within the Terminal Facilities.

•

In July 2010, the Partnership exercised its rights to acquire an additional ownership interest in West Shore Pipeline Company (“West Shore”) from an affiliate of BP for $6 million, increasing its ownership interest from 12.3 percent to 17.1 percent. West Shore owns approximately 650-miles of common

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrier refined products pipelines that originate in Chicago, Illinois and services delivery points from Chicago to Wisconsin. The investment is accounted for as an equity method investment within the Partnership’s Refined Products Pipelines, with the equity income recorded based on the Partnership’s ownership percentage from the date of acquisition.

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

As the Partnership acquired a controlling financial interest in both Mid-Valley and West Texas Gulf, the joint ventures are reflected as consolidated subsidiaries of the Partnership from their respective acquisition dates. The acquisitions are included within the Crude Oil Pipelines from the respective acquisition dates. Gains attributable to the re-measurement of the previously held equity interests in Mid-Valley and West Texas Gulf totaling $128 million, were recognized in “Gain on investments in affiliates” in the consolidated statement of income for the year ended December 31, 2010. The fair value of the Partnership’s pre-acquisition equity interests in Mid-Valley and West Texas Gulf, $90 million and $72 million, respectively, were determined based on the amounts paid by the Partnership, which were equal to the offers of other prospective acquirers (level 1 observable input). The Partnership used the same methodology to determine the fair value of the noncontrolling interests.

The following table summarizes the effects of the 2010 acquisitions on the Partnership’s consolidated balance sheet (including the consolidation of Mid-Valley and West Texas Gulf) as of the respective acquisition dates:

	Butane Blending	Joint Ventures	Terminals	Total
	(in millions)
Increase in:
Current assets	$14	$23	$—	$37
Investment in affiliates	—	6	—	6
Properties, plants & equipment, net	1	471	10	482
Intangible assets, net	90	—	—	90
Goodwill	47	—	—	47
Deferred charges and other assets	—	1	—	1
Current liabilities	—	(4)	—	(4)
Other deferred credits and liabilities	—	(1)	(1)	(2)
Deferred income taxes	—	(164)	—	(164)
Sunoco Logistics Partners L.P. equity	—	(128)	—	(128)
Noncontrolling interests	—	(80)	—	(80)
Decrease in:
Investment in affiliates	—	(33)	—	(33)

Cash paid for acquisitions	$152	$91	$9	$252

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 Acquisitions

•

In September 2009, the Partnership purchased a refined products terminal located in Romulus, Michigan from R.K.A. Petroleum LLC (“RKA”) for $18 million. The total terminal storage capacity is less than half of a million barrels. The terminal services the Detroit metropolitan area and is connected to the Partnership’s pipeline system. The agreement included a contingency clause which requires additional payments to RKA up to $2 million, if revenue generated as a result of certain customers/products exceeds a pre-determined amount. The estimated fair value of the contingency was included in the purchase price. The results of the acquisition are included in the consolidated financial statements within the Terminal Facilities from the acquisition date.

•

In September 2009, the Partnership purchased a 100% membership interest in Excel Pipeline LLC (“Excel”) from affiliates of Gary-Williams Energy Corporation (“Gary-Williams”) for $32 million. The tangible assets of Excel consist of approximately 50 miles of a crude oil pipeline originating in Duncan, Oklahoma and terminating at Gary-Williams’ refinery in Oklahoma. The Partnership was the operator of the pipeline prior to the acquisition. In connection with the transaction, the Partnership assumed a 20-year throughput and deficiency contract with Gary-Williams. Pursuant to the contract, Gary-Williams guarantees minimum amounts of crude oil throughput on the pipelines and the Partnership agrees to provide transportation of such crude oil. The results of the acquisition are included in the Crude Oil Pipelines from the acquisition date.

The following table summarizes the effects of the 2009 acquisitions on the Partnership’s consolidated balance sheet as of the acquisition dates:

	Excel Pipeline LLC	Romulus Terminal	Total
	(in millions)
Increase in:
Properties, plants & equipment, net	$11	$18	$29
Intangible assets, net	21	—	21

Cash paid for acquisitions	$32	$18	$50

No pro forma information has been presented since the impact of acquisitions during the 2009 through 2011 period were not material in relation to the Partnership’s consolidated results of operations.

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

Promissory Note from Affiliate

In July 2010, the Partnership acquired a butane blending business from Texon L.P. The acquisition was partially funded by a three-year, subordinated $100 million note from Sunoco, which bears interest at three-month LIBOR plus 275 basis points per annum. The Partnership repaid the $100 million note during the fourth quarter of 2011.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pipeline and Terminalling Agreements

The Partnership is party to various agreements with Sunoco to supply refined products and to provide pipeline and terminalling services. Affiliated revenues in the consolidated statements of income consist of sales of refined products and crude oil as well as the related provision, and services including pipeline transportation, terminalling, and storage and blending to Sunoco.

The Partnership had the following material agreements with Sunoco and their affiliates for the year ended December 31, 2011:

•

The Partnership has a five-year product terminal services agreement with Sunoco under which Sunoco may throughput refined products through the Partnership’s terminals. The agreement contains no minimum throughput obligations for Sunoco. The agreement is expected to be renegotiated during the first quarter 2012.

•

The Partnership has a tank farm agreement under which Sunoco may throughput refined products through the Partnership’s Marcus Hook tank farm. The agreements contain no minimum throughput obligations for Sunoco. The agreement was extended on a month to month basis beginning in February 2012.

•

The Partnership has an agreement with Sunoco relating to the Fort Mifflin Terminal Complex. Under this agreement, Sunoco will deliver an average of 300,000 bpd of crude oil and refined products per contract year at the Fort Mifflin Terminal Complex. This minimum average throughput is an annual amount for each contract period running from March 1 to February 28. Sunoco does not have exclusive use of the Fort Mifflin Terminal Complex; however, the Partnership is obligated to provide the necessary tanks, marine docks and pipelines for Sunoco to meet its minimum requirements under the agreement. This agreement was extended on a month to month basis beginning in February 2012.

•

The Partnership has a three-year agreement with Sunoco to provide 2.5 million barrels of storage capacity and terminalling services to Sunoco at the Eagle Point tank farm. The agreement expires in June 2014. Sunoco does not have exclusive use of the Eagle Point tank farm.

•

Under a 20-year lease agreement which expires in February 2022, Sunoco leases the Partnership’s interrefinery pipelines between Sunoco’s Philadelphia and Marcus Hook refineries for an annual fee which escalates at 1.67 percent each January 1 for the term of the agreement. The lease agreement also requires Sunoco to reimburse the Partnership for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. There were no material reimbursements under this agreement during 2009 through 2011.

•

Sunoco is a shipper on the Partnership’s refined products pipelines. All movements are on the same terms that would be available to an unrelated third party and are based on published tariff rates on the respective pipelines.

•

The Partnership has an agreement with Sunoco whereby Sunoco purchases, at market-based rates, refined products at certain of the Partnership’s terminal facilities. This agreement is negotiated annually and the current agreement expires in May 2012.

During 2011, Sunoco continued to execute its strategy to exit its refining operations which included selling its Toledo, Ohio refinery in March 2011 and initiating a process to sell its northeast refineries located in Philadelphia and Marcus Hook, Pennsylvania. In December 2011, the main processing units at the Marcus Hook refinery were idled indefinitely. Sunoco continues to pursue a sale of both the Philadelphia and Marcus Hook facilities, however Sunoco does not believe that the Marcus Hook facility will be sold and restarted as an operating refinery. If arrangements for sale cannot be made, Sunoco intends to permanently idle the facilities by

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 2012. Management assessed the impact that Sunoco’s decision to exit its refining business in the northeast will have on the Partnership’s assets that have historically served the refineries and determined that the Partnership’s refined products pipeline and terminal assets continue to have expected future cash flows that support their carrying values. However, the Partnership recognized a $42 million charge in the fourth quarter 2011 for certain crude oil terminal assets which would be negatively impacted if the Philadelphia refinery is permanently idled. The charge includes a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these assets are permanently idled. The Partnership continues to assess the impact that Sunoco’s exit from refining in the northeast will have on the Partnership’s operations.

Sunoco has also announced its intention to continue to grow its distribution and retail marketing assets. The Partnership’s pipeline and terminal assets provide a cost effective and efficient outlet to supply Sunoco’s retail marketing network, and as such, Management expects that Sunoco will continue to utilize these assets going forward. However, if Sunoco reduces its use of the Partnership’s facilities, it could materially and adversely affect the Partnership’s results of operations, financial condition or cash flows. The Partnership continues to monitor how operating changes of these refineries will impact future results.

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Partnership’s $350 million Credit Facility (see Note 9).

Administrative Services

Under the Omnibus Agreement, the Partnership pays Sunoco or the general partner an annual administrative fee that includes expenses incurred by Sunoco and its affiliates to perform certain centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $13, $5 and $6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The 2012 annual fee increased to $18 million to cover additional consolidation of services provided by Sunoco that were previously provided by third parties and includes an allocation of management costs for the Chief Executive Officer; Vice President, Chief Financial Officer; Vice President, Chief Human Resources Officer; and others from Sunoco that were previously included in the Partnership’s direct costs. This fee does not include the costs of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner, or the cost of their employee benefits. The Partnership has no employees, and reimburses Sunoco and its affiliates for these costs and other direct expenses incurred on the Partnership’s behalf. The term of Section 4.1 of the Omnibus Agreement (which concerns the Partnership’s obligation to pay the annual fee for provision of certain general and administrative services) was extended by one year in January 2012. These costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership.

In addition to the fees for the centralized corporate functions, selling, general and administrative expenses in the consolidated statements of income include the allocation of shared insurance costs of $4 million for the years ended December 31, 2011, 2010 and 2009. The Partnership’s share of allocated Sunoco employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits was $26, $29 and $28 million for the years ended December 31, 2011, 2010 and 2009 respectively. These expenses are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the consolidated statements of income.

Affiliated Revenues and Accounts Receivable, Affiliated Companies

The Partnership is party to various agreements with Sunoco to supply crude oil and refined products, as well as to provide pipeline and terminalling services. Affiliated revenues in the consolidated statements of income consist of sales of crude oil and refined products, as well as the related provision, and services including pipeline transportation, terminalling and storage and blending to Sunoco. Sales of crude oil are priced using market-based rates under agreements which automatically renew on a monthly basis unless terminated by either party on 30 days written notice. Sales of refined product are priced using market-based rates under agreements which are negotiated annually. Service revenues are recognized based on published tariffs or negotiated rates under agreements.

Capital Contributions

In July 2011, the Partnership issued 3.9 million Class A Units to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets (see Note 2). As this the transaction was between related parties, GAAP required the issuance to be recorded at the net of Sunoco’s historical carrying value of the assets acquired ($22 million) and the $2 million cash consideration paid. The $20 million of deferred distribution units are a new class of units that will convert to common units, on a one-to-one basis, on the one-year anniversary of their issuance. The Class A Units participate in the allocation of net income on a pro-rata basis with the common units. In connection with this transaction, the general partner contributed $2 million to the Partnership. The Partnership recorded this amount as a capital contribution to Equity within its consolidated balance sheet.

In August 2010, the Partnership completed a public offering of 6.0 million limited partnership units. As a result of this offering, the general partner contributed $3 million to the Partnership to maintain its 2 percent general partner interest. The Partnership recorded this amount as a capital contribution to Equity within its consolidated balance sheet.

In April and May 2009, the Partnership sold 6.7 million limited partnership units in a public offering. As a result of the issuance, the general partner contributed $2 million to the Partnership to maintain its 2 percent general partner interest. The Partnership recorded this amount as a capital contribution to Equity within its consolidated balance sheet.

In February 2011, 2010 and 2009 the Partnership issued 0.2 million limited partnership units, in each year, to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of limited partnership units, the general partner contributed less than $0.1 million in each period to the Partnership to maintain its 2 percent general partner interest. The Partnership recorded these amounts as capital contributions to Equity within its consolidated balance sheets.

4. Net Income Attributable to Sunoco Logistics Partners L.P. Per Limited Partner Unit Data

The general partner’s interest in net income attributable to SXL consists of its 2 percent general partner interest and “incentive distributions,” which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.1667 per limited partner unit (see Note 12). The general partner was allocated net income attributable to SXL of $54 million (representing 17 percent of total net income attributable to SXL for the period) for the year ended December 31, 2011, $48 million (representing 14 percent of total net income attributable to SXL for the period) for the year ended December 31, 2010 and $52 million (representing 21 percent of total net income attributable to SXL for the period) for the year ended December 31, 2009. Diluted net income attributable to SXL per limited partner unit is

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated by dividing net income attributable to SXL by the sum of the weighted-average number of common units and Class A units outstanding (see Note 11) and the dilutive effect of incentive unit awards (see Note 13).

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income attributable to SXL per limited partner unit to those used to compute diluted net income attributable to SXL per limited partner unit for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
Weighted average number of limited partner units outstanding—basic	101.3	95.2	91.0
Add effect of dilutive incentive awards	0.5	0.5	0.6

Weighted average number of limited partner units—diluted	101.8	95.7	91.6

On December 2, 2011, the Partnership completed a three-for-one split of its common and Class A units. The unit split resulted in the issuance of two additional common and Class A units for every one unit owned. All unit and per unit information included in this report are presented on a post-split basis.

5. Inventories

The components of inventories are as follows:

	December 31,
	2011	2010
	(in millions)
Crude oil	$142	$39
Refined products	55	16
Refined products additives	2	2
Materials, supplies and other	7	6

	$206	$63

The current replacement cost of crude oil and refined products inventory exceeded its carrying value by $196 million and $166 million at December 31, 2011 and 2010, respectively. The increases in crude oil and refined products inventory levels for 2011 compared to 2010 were due principally to the growth in the operating levels of the business and strategic purchases of crude oil.

6. Properties, Plants and Equipment

The components of net properties, plants and equipment are as follows:

	Estimated Useful Lives	December 31,
		2011	2010
		(in millions)
Land and land improvements (including rights of way)	—	$525	$401
Pipeline and related assets	38 - 60	1,344	1,271
Terminals and storage facilities	5 - 44	768	686
Other	5 - 48	385	325
Construction-in-progress		212	116

Total properties, plants and equipment		$3,234	$2,799
Less: Accumulated depreciation and amortization		(712)	(671)

Total properties, plants and equipment, net		$2,522	$2,128

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Investment in Affiliates

The corporate joint ventures own refined products pipeline systems or crude oil pipeline systems. The Partnership’s ownership percentages in corporate joint ventures as of December 31, 2011 and 2010 are as follows:

Ownership percentage
Explorer Pipeline Company	9.4%
Yellowstone Pipe Line Company	14.0%
West Shore Pipe Line Company	17.1%
Wolverine Pipe Line Company	31.5%

During 2010, the Partnership acquired controlling financial interests in Mid-Valley and West Texas Gulf , which were previously accounted for as equity method investments. Accordingly, the Partnership has consolidated these joint ventures from the dates of their respective acquisitions.

The following table provides summarized unaudited financial information on a 100 percent basis for the Partnership’s equity ownership interests:

	2011	2010	2009
	(in millions)
Income Statement Data:(1)
Total revenues	$374	$439	$458
Income before income taxes	$130	$193	$190
Net income	$80	$120	$119
Balance Sheet Data (as of year-end):(1)
Current assets	$130	$122	$126
Non-current assets	$648	$646	$680
Current liabilities	$127	$122	$124
Non-current liabilities	$549	$546	$568
Net equity	$102	$100	$114

(1)

The balance sheet and income statement data as of and for the year ended December 31, 2011 and 2010 exclude amounts related to Mid-Valley and West Texas Gulf from the dates of the Partnership’s acquisition of its controlling financial interests in these joint ventures. Such amounts are included in the Partnership’s consolidated financial statements.

The Partnership’s investments in Yellowstone Pipe Line Company (“Yellowstone”), West Shore and Wolverine Pipe Line Company (“Wolverine”) at December 31, 2011 include an excess investment amount of $54 million, net of accumulated amortization of $5 million. The excess investment is the difference between the investment balance and the Partnership’s proportionate share of the net assets of the entities. During the years ended December 31, 2011, 2010 and 2009, the Partnership has not provided additional financial support to any of the joint ventures.

The Partnership had $22 million of undistributed earnings from its investments in corporate joint ventures within Equity at December 31, 2011. During the years ended December 31, 2011, 2010 and 2009 the Partnership received dividends of $11, $15 and $19 million, respectively, from its investments in corporate joint ventures.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of consideration transferred plus the fair value of noncontrolling interest of an acquired business over the fair value of net assets acquired. Goodwill is not amortized; however it is subject to at least an annual impairment testing. The Partnership’s goodwill balance at December 31, 2011 was $77 million compared to $63 million at December 31, 2010. The $14 million increase in goodwill relates to the acquisition of a crude oil acquisition and marketing business in August 2011. The Partnership’s goodwill balance increased to $63 million at December 31, 2010 from $16 million at December 31, 2009, due to goodwill recognized as part of the acquisition of a butane blending business in July 2010.

Identifiable Intangible Assets

The Partnership’s identifiable intangible assets are comprised of customer relationships, which consist of throughput contracts and historical shipping rights, and technology related assets, which consist of patented technology associated with the Partnership’s butane blending services. The values assigned to these intangible assets are amortized to earnings using a straight-line approach, over a weighted-average amortization period of approximately 11 years. Amortization expense related to these intangibles was $15, $4 and less than $1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with business combinations or asset purchases whereby (i) the Partnership acquired information about or access to customers, (ii) the customers now have the ability to transact business with the Partnership and (iii) the Partnership is positioned due to limited competition to provide products or services to the customers. Technology-related intangible assets are the Partnership’s patents for blending of butane into refined products. These patents are amortized over their remaining legal lives.

	Weighted Average	December 31,
	Amortization Period	2011	2010
		(in millions)
Gross
Customer relationships	11	$239	$56
Technology	14	58	58

Total gross		$297	$114

Accumulated amortization
Customer relationships		$(14)	$(3)
Technology		(6)	(2)

Total accumulated amortization		$(20)	$(5)

Total Net		$277	$109

As of December 31, 2011, the Partnership forecasts $26 million of annual amortization expense for each year through the year 2016 for these intangible assets.

Intangible assets attributable to rights of way are included in the properties, plants and equipment in the Partnership’s consolidated balance sheets at December 31, 2011 and December 31, 2010.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt

The components of the Partnership’s long-term debt balances are as follows:

	December 31,
	2011	2010
	(in millions)
Affiliated Companies
Promissory note, due May 2013	$—	$100

Credit Facilities
$63 million Credit Facility, terminated August 2011	$—	$31

Senior Notes
Senior Notes—7.25%, due February 2012	$250	$250
Senior Notes—8.75%, due February 2014	175	175
Senior Notes—6.125%, due May 2016	175	175
Senior Notes—5.50%, due February 2020	250	250
Senior Notes—4.65%, due February 2022	300	—
Senior Notes—6.85%, due February 2040	250	250
Senior Notes—6.10%, due February 2042	300	—

	1,700	1,100
Less:
Unamortized bond discount	(2)	(2)
Current portion of long-term debt	(250)	—

Long-term debt	$1,448	$1,129

The aggregate amount of long-term debt maturities is as follows:

Year Ended December 31,	(in millions)
2012	$250
2013	—
2014	175
2015	—
2016	175
Thereafter	1,100

Total	$1,700

Cash payments for interest related to long-term debt, net of capitalized interest (see Note 1), were $73, $59 and $37 million in 2011, 2010 and 2009, respectively.

Promissory Note, Affiliated Companies

During the third quarter of 2010, the Operating Partnership entered into a subordinated $100 million variable rate promissory note due to Sunoco in May 2013. The note bore interest at three-month LIBOR plus 275 basis points per annum. The proceeds from this note were used to fund a portion of the purchase price of the Partnership’s acquisition of a butane blending business in July 2010. The Partnership repaid this note in full during the fourth quarter 2011.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facilities

In August 2011, the Partnership replaced its existing $458 million of credit facilities with two new credit facilities totaling $550 million. The prior credit facilities consisted of a five-year $395 million credit facility and a $63 million revolving credit facility, which were collectively available to fund the Operating Partnership’s working capital requirements, to finance future acquisitions, to finance future capital projects and for general partnership purposes. The new credit facilities consist of a five-year $350 million unsecured credit facility (the “$350 million Credit Facility”) and a $200 million 364 day unsecured credit facility (the “$200 million Credit Facility”). As of December 31, 2011, there were no outstanding borrowings under the credit facilities.

The $350 million Credit Facility, which matures in August 2016, is available to fund the Operating Partnership’s working capital requirements, to finance acquisitions, to finance capital projects and for general partnership purposes. The $350 million Credit Facility bears interest at LIBOR or the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate or (c) LIBOR plus an applicable margin) or the Federal Funds Rate (each plus an applicable margin). The $200 million Credit Facility, entered into by Sunoco Partners Marketing & Terminals LP (a wholly-owned subsidiary of the Partnership), is available to fund certain inventory activities. The $200 million Credit Facility matures in August 2012 and bears interest at LIBOR or the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate or (c) LIBOR plus an applicable margin) (each plus an applicable margin). The credit facilities may be prepaid at any time.

The credit facilities contains various covenants limiting the Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The credit facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA, as defined in the underlying credit agreement, ratio of 5.00 to 1, which can generally be increased to 5.50 to 1 during an acquisition period. The Partnership’s ratio of total debt to Adjusted EBITDA was 3.13 to 1 at December 31, 2011, as calculated in accordance with the bank covenants.

Senior Notes

The Operating Partnership had $250 million of 7.25 percent Senior Notes which matured and were repaid in February 2012.

In July 2011 the Operating Partnership issued $300 million of 4.65 percent Senior Notes and $300 million of 6.10 percent Senior Notes (the “2022 and 2042 Senior Notes”), due February 2022 and February 2042, respectively. The net proceeds of $595 million from the 2022 and 2042 Senior Notes were used to pay down outstanding borrowings under the prior $63 and $395 million revolving credit facilities, which were used to fund the acquisitions of a controlling financial interest in Inland and the Texon crude oil acquisition and marketing business, and for general partnership purposes.

In February 2010, the Operating Partnership issued $250 million of 5.50 percent Senior Notes and $250 million of 6.85 percent Senior Notes, due February 15, 2020 and February 15, 2040, respectively. The net proceeds of $494 million from the 2020 and 2040 Senior Notes, were used to repay the $201 million promissory note issued in connection with the Partnership’s repurchase and exchange of its IDR interest, repay outstanding borrowings under the prior credit facility and for general partnership purposes.

In February 2009, the Operating Partnership issued $175 million of 8.75 percent Senior Notes, due February 15, 2014. The net proceeds of $173 million from the 2014 Senior Notes, were used to repay outstanding borrowings under the prior credit facility.

Debt Guarantee

The Partnership currently serves as guarantor of the Senior Notes and of any obligations under the $350 million and $200 million Credit Facilities. The Operating Partnership is also a guarantor of the $200 million

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility. These guarantees are full and unconditional. See Note 19 for supplemental condensed consolidating financial information.

10. Commitments and Contingent Liabilities

Total rental expense for 2011, 2010 and 2009 amounted to $10, $8 and $7 million, respectively. The Partnership, as lessee, has non-cancelable operating leases for office space and equipment for which the aggregate amount of future minimum annual rentals as of December 31, 2011 is as follows:

Year Ended December 31,
(in millions)
2012	$6
2013	4
2014	4
2015	3
2016	1
Thereafter	2

Total	$20

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At December 31, 2011 and 2010, there were accrued liabilities for environmental remediation in the consolidated balance sheets of $4 million. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since no unasserted claims are probable of settlement or reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $5, $3 and $3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of the Partnership’s liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability, and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At December 31, 2011, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $2 million. However, the Partnership believes it is unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and therefore, likely would not have a material impact on the Partnership’s results of operations, financial position or expected cash flows.

The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership and its predecessor. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the Partnership’s results of operations, financial position or cash flows at December 31, 2011. Furthermore, management does not believe that the

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

overall costs for such matters will have a material impact, over an extended period of time, on the Partnership’s operations, cash flows or liquidity.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the operations, cash flows or financial position of the Partnership at December 31, 2011. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the operations, cash flows or financial position of the Partnership at December 31, 2011.

11. Equity Offerings

On December 2, 2011, the Partnership completed a three-for-one split of its common and Class A units. The unit split resulted in the issuance of two additional common and Class A units for every one common unit owned. All unit and per unit information included in this report are presented on a post-split basis.

In July 2011, the Partnership issued an aggregate 3.9 million Class A units to the General Partner as part of the consideration paid for the acquisition of the Eagle Point tank farm from Sunoco. The Class A units are a new class of limited partner interests in the Partnership, which are not entitled to receive quarterly distributions that are made on the Partnership’s common units, but are otherwise entitled to share in earnings pro rata with the common units. The Class A units will automatically convert to common units on a one-to-one basis, one year from the date of issuance. Under GAAP, the Partnership recorded the Class A units at $20 million, the difference between Sunoco’s historical carrying value of the assets acquired and the cash paid by the Partnership. In connection with this transaction, the general partner contributed $2 million to the Partnership to maintain its 2 percent general partner interest.

In August 2010, the Partnership completed a public offering of 6.0 million common units. Net proceeds of $143 million were used to fund the acquisition of additional interests in three of the Partnership’s joint venture pipelines and to reduce outstanding borrowings under the Operating Partnership’s prior $395 million Credit Facility. In connection with this offering, the general partner contributed $3 million to the Partnership to maintain its 2 percent general partner interest.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April and May 2009, the Partnership completed a public offering of 6.7 million common units. Net proceeds of $110 million were used to reduce outstanding borrowings under the Partnership’s prior credit facility and for general partnership purposes. In connection with these offerings, the general partner contributed $2 million to the Partnership to maintain its 2 percent general partner interest.

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

If cash distributions exceed $0.1667 per unit in a quarter, the general partner receives increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

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

The following table compares the target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s common units under the cancelled IDRs and under the new IDRs:

	Cancelled IDRs				New IDRs
	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions			Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders		General Partner		Unitholders
Minimum Quarterly Distribution	$0.1500	2%		98%
First Target Distribution	up to $0.1667	2%		98%		No change
Second Target Distribution	above $0.1667 up to $0.1917	15	%*	85%
Third Target Distribution	above $0.1917 up to $0.2333	25	%*	75%	above $0.1917 up to $0.5275	37	%*	63%
Thereafter	above $0.2333	50	%*	50%	above $0.5275	50	%*	50%

*	Includes 2 percent general partner interest.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distributions paid by the Partnership during the years ended December 31, 2011, 2010 and 2009 were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Annualized Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
			(in millions)	(in millions)
November 14, 2011	$0.4133	$1.6532	$41	$13
August 12, 2011	$0.4050	$1.6200	$40	$13
May 13, 2011	$0.3983	$1.5932	$40	$12
February 14, 2011	$0.3933	$1.5732	$39	$12

November 12, 2010	$0.3900	$1.5600	$39	$12
August 13, 2010	$0.3800	$1.5200	$35	$11
May 14, 2010	$0.3717	$1.4867	$35	$10
February 12, 2010	$0.3633	$1.4533	$34	$14

November 14, 2009	$0.3550	$1.4200	$33	$13
August 14, 2009	$0.3467	$1.3867	$32	$13
May 15, 2009	$0.3383	$1.3533	$31	$12
February 14, 2009	$0.3300	$1.3200	$29	$10

On January 26, 2012, the Partnership declared a cash distribution of $0.42 per unit ($1.68 per unit annualized) on its outstanding common units, representing the distribution for the quarter ended December 31, 2011. The $55 million distribution, including $14 million to the general partner, was paid on February 14, 2012 to unitholders of record at the close of business on February 8, 2012.

13. Management Incentive Plan

Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) for employees and directors of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors with respect to employee awards, and by the non-independent members of the general partner’s board of directors with respect to awards granted to the independent members. The LTIP currently permits the grant of restricted units and unit options covering an additional 0.8 million common units.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Compensation Committee, in its discretion, may grant tandem distribution equivalent rights (“DERs”) with respect to the restricted units. Subject to applicable vesting criteria, DERs entitle the grantee to receive an amount of cash equal to the per unit cash distributions made by the Partnership during the period the restricted unit is outstanding. During the years ended December 31, 2011, 2010 and 2009, the Partnership granted 189,714, 272,427 and 299,403 restricted units, respectively, which included tandem DERs. Although some of these awards are time-vested only, most are subject to the Partnership achieving certain market-based and cash distribution performance targets as compared to a peer group average or certain cash distribution performance targets as defined by the Compensation Committee, which can cause the actual amount of units that ultimately vest to range from between 0 to 200 percent of the original units granted. These restricted unit awards generally vest over a three-year period.

The following table summarizes information regarding restricted unit award activity during the three years ended December 31, 2011:

Restricted Unit Activity

	Number of Units	Weighted Average Grant- Date Fair Value
Granted, non-vested and outstanding, December 31, 2008	402,408	$18.33
Granted(1)	299,403	$19.92
Performance Factor adjustment	149,286	$18.68
Vested	(322,725)	$18.75
Cancelled/forfeited	(60,387)	$18.61

Granted, non-vested and outstanding, December 31, 2009	467,985	$19.13

Granted(1)	272,427	$24.87
Performance Factor adjustment	131,760	$17.65
Vested	(326,130)	$14.41
Cancelled/forfeited	(101,949)	$20.92

Granted, non-vested and outstanding, December 31, 2010	444,093	$22.59

Granted(1)	189,714	$31.13
Performance Factor adjustment	184,113	$19.88
Vested	(449,055)	$19.87
Cancelled/forfeited	(23,010)	$27.66

Granted, non-vested and outstanding, December 31, 2011	345,855	$28.17

(1)

Of the total number of restricted units granted, the portion that represents units that are subject to performance factors may ultimately be issued at 0 to 200 percent of the original grant, based on the Partnership’s achievement of performance goals for total shareholder return and cash distributions relative to a selected peer group of competitors.

The total fair value of restricted unit awards vested during the years ended December 31, 2011, 2010 and 2009 was $18, $9, and $7 million, respectively. As of December 31, 2011 estimated compensation cost related to non-vested awards not yet recognized was $4 million, and the weighted-average period over which this cost is expected to be recognized in expense is 1.8 years. The number of restricted stock units outstanding and the total compensation cost related to non-vested awards not yet recognized reflects the Partnership’s estimates of performance factors for certain restricted unit awards.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the fair value assumptions associated with the performance based awards:

	Year Ended December 31,
	2011	2010	2009
Expected unit-price volatility	24.6%	25.9%	29.1%
Distribution yield	5.4%	6.4%	7.4%
Risk-free interest rate	1.0%	1.6%	1.3%
Weighted average fair value of performance units granted during the year	$31.51	$25.16	$19.92

Expected unit-price volatility is based on the daily historical volatility of the Partnership’s common units, generally for the three years prior to the grant date. The distribution yield represents the Partnership’s annualized distribution yield on the average closing price of the Partnership’s common units 30 days prior to the date of grant. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond, with a term equal to the remaining contractual term of the restricted unit awards.

The Partnership recognized unit-based compensation expense within selling, general and administrative expenses on the consolidated statements of income related to the LTIP of $6, $5 and $5 million in the years ended December 31, 2011, 2010 and 2009 respectively, related to the unit grants and performance factor adjustments noted in the table above. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of Equity when earned.

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

While all derivative instruments utilized by the Partnership represent economic hedges, certain of these derivatives are not designated as hedges for accounting purposes. Such derivatives include certain contracts that were entered into and closed during the same accounting period.

For refined products derivative contracts that are not designated as hedges for accounting purposes, all realized and unrealized gains and losses are recognized in the consolidated statement of income during the current period. For refined products derivative contracts that are designated and qualify as cash flow hedges pursuant to GAAP, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period. All realized gains and losses associated with refined product derivative contracts are recorded in earnings in the same line item associated with the forecasted transaction, either sales and other operating revenue or cost of products sold and operating expenses.

The Partnership had open derivative positions of 1.5 million barrels and 0.7 million barrels of refined products at December 31, 2011 and 2010, respectively. The derivatives outstanding at December 31, 2011 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of December 31, 2011 and 2010, the fair values of the Partnership’s derivative assets and liabilities were:

	2011	2010
	(in millions)
Derivative assets	$6	$2
Derivative liabilities	(2)	(6)

	$4	$(4)

Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the accompanying consolidated balance sheets. The Partnership had no commodity-related derivative activities during the year ended December 31, 2009.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Partnership’s derivative positions are comprised primarily of commodity contracts. The following tables set forth the impact of derivatives on the Partnership’s financial performance for the years ended December 31, 2011 and 2010:

	Pretax Gains (Losses) Recognized in Other Comprehensive Income	Pretax Gains (Losses) Recognized in Earnings	Location of Gains (Losses) Recognized in Earnings
	(in million)
Year Ended December 31, 2011
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$4	$(1)	Sales and other operating revenue
Commodity contracts	—	2	Cost of product sold and operating expenses

	$4	$1

Derivatives not designated as hedging instruments:
Commodity contracts		$6	Sales and other operating revenue
Commodity contracts		(1)	Cost of product sold and operating expenses

		$5

Year Ended December 31, 2010
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$—	Sales and other operating revenue
Commodity contracts	—	—	Cost of product sold and operating expenses

	$—	$—

Derivatives not designated as hedging instruments:
Commodity contracts		$(1)	Sales and other operating revenue
Commodity contracts		—	Cost of product sold and operating expenses

		$(1)

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Partnership’s over-the-counter derivatives are entered into with counterparties outside of organized exchanges. While management actively monitors the risk associated with entering into such transactions, it is possible that losses can result from counterparty credit risk in the future. At December 31, 2011, the Partnership did not hold any over-the-counter derivative and at December 31, 2010, the potential exposure to credit losses on over-the-counter derivatives was immaterial.

15. Fair Value Measurements

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. The Partnership’s current assets (other than derivatives and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership’s derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair value of the Senior Notes is determined using observable market prices, as these notes are actively traded. The estimated aggregate fair value of the Senior Notes at December 31, 2011 is $1.91 billion, compared to the carrying amount of $1.70 billion. The estimated aggregate fair value of the Senior Notes at December 31, 2010 was $1.25 billion, compared to the carrying amount of $1.10 billion.

16. Concentration of Credit Risk

Of the total revenue recognized by the Partnership during 2011, 4 percent was derived from Sunoco. The Partnership sells refined products to Sunoco, transports refined products to/from Sunoco’s refineries and provides terminalling and storage services for Sunoco. The Partnership does not believe that the transactions with Sunoco expose it to significant credit risk.

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

17. Business Segment Information

The Partnership operates in 29 states throughout the United States. During 2011, the Partnership realigned its reporting segments. The updated reporting segments are: Refined Products Pipelines, Terminal Facilities, Crude Oil Pipelines and Crude Oil Acquisition and Marketing. Prior to the realignment, the Partnership’s Crude Oil Pipeline segment included its crude oil pipeline and crude oil acquisition and marketing operations. The Partnership has determined it is more meaningful to segregate these operations into different reporting segments given the growth in the crude oil acquisition and marketing business. For the purpose of comparability, all prior year segment disclosures have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated net income.

•

The Refined Products Pipelines serve Sunoco and other third parties and consists of approximately 2,500 miles of refined product pipelines, including a two-thirds undivided interest in the approximately 100-mile refined product Harbor pipeline and joint venture interests in four refined products pipelines in

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

selected areas of the United States. The pipelines receive fees for transporting refined products from refineries to markets in the northeast, midwest and southwest United States and Canada.

•

The Terminal Facilities consist of 42 active refined product terminals with an aggregate storage capacity of 8 million barrels, which provide storage, terminalling, blending and other ancillary services and are primarily sourced by the Refined Products Pipelines; the Nederland Terminal, a 22 million barrel marine crude oil terminal on the Texas Gulf Coast; a 2 million barrel refined product terminal that previously served Sunoco’s Marcus Hook refinery near Philadelphia, Pennsylvania; one inland and two marine crude oil terminals with a combined capacity of 3 million barrels, and related pipelines, which serve Sunoco’s Philadelphia refinery; the Eagle Point Terminal, a 5 million barrel refined product and crude oil terminal and dock facility; and a 1 million barrel liquefied petroleum gas (“LPG”) terminal near Detroit, Michigan. The terminals receive fees for the terminalling, blending and other services provided.

•

The Crude Oil Pipelines transport crude oil principally in Oklahoma and Texas. The segment consists of approximately 4,900 miles of crude oil trunk pipelines, including a 37 percent undivided interest in the approximately 100-mile Mesa Pipe Line system and approximately 500 miles of crude oil gathering lines that supply the trunk pipelines. The pipelines receive fees for transporting crude oil to and from trading hubs, other pipelines and refineries in the southwest and midwest United States.

•

The Crude Oil Acquisition and Marketing segment gathers, purchases, markets and sells crude oil principally in the mid-continent United States. The segment consists of approximately 170 crude oil transport trucks and approximately 110 crude oil truck unloading facilities.

The following tables sets forth condensed, consolidated statement of income information concerning the Partnership’s recast business segments and reconciles total segment operating income to net income attributable to SXL for the years ended December 31, 2011, 2010 and 2009, respectively.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Sales and other operating revenue(1)
Refined Products Pipelines	$130	$120	$128
Terminal Facilities	435	287	207
Crude Oil Pipelines	319	221	185
Crude Oil Acquisition and Marketing	10,163	7,282	4,990
Intersegment eliminations	(142)	(102)	(108)

Total sales and other operating revenue	$10,905	$7,808	$5,402

Depreciation and amortization
Refined Products Pipelines	$17	$15	$13
Terminal Facilities	34	26	19
Crude Oil Pipelines	25	21	14
Crude Oil Acquisition and Marketing	10	2	2

Total depreciation and amortization	$86	$64	$48

Impairment charge and related matters(2)
Terminal Facilities	$42	$3	$—

Operating income
Refined Products Pipelines(3)	$33	$44	$45
Terminal Facilities	85	95	84
Crude Oil Pipelines(4)	181	126	123
Crude Oil Acquisition and Marketing	137	36	43

Total operating income	$436	$301	$295

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2011	2010	2009
	(in millions)
Net interest expense	$89	$73	$45
Gain on investments in affiliates	—	128	—

Income before provision for income taxes	347	356	250
Provision for income taxes	25	8	—

Net Income	322	348	250
Net Income attributable to noncontrolling interests	9	2	—

Net Income Attributable to Sunoco Logistics Partners L.P.	$313	$346	$250

(1)	Sales and other operating revenue includes amounts from Sunoco for the years ended December 31, 2011, 2010 and 2009 of:

	2011	2010	2009
	(in millions)
Refined Products Pipelines	$64	$76	$79
Terminal Facilities	115	122	100
Crude Oil Pipelines	6	25	25
Crude Oil Acquisition and Marketing	247	894	502

Total sales and other operating revenue from Sunoco	$432	$1,117	$706

(2)

In 2011, the Partnership recognized a charge of $42 million for certain crude oil terminal assets which would be negatively impacted if Sunoco’s Philadelphia refinery is permanently idled. The charge includes a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these assets are permanently idled.

(3)

Operating income for the Refined Products Pipelines includes $12, $14 and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively of equity income attributable to the Partnership’s equity ownership interest in joint ventures.

(4)

Operating income for the Crude Oil Pipelines includes $12 and $13 million for the years ended December 31, 2010 and 2009, respectively of equity income attributable to the Partnership’s equity ownership interest in joint ventures.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides condensed consolidated balance sheet information concerning the Partnership’s recast business segments as of December 31, 2011, 2010 and 2009, respectively:

	Refined Products Pipelines	Terminal Facilities	Crude Oil Pipeline	Crude Oil Acquisition and Marketing	Total
	(in millions)
As of and for the year ended December 31, 2011
Capital expenditures(1)	$23	$121	$49	$15	$213
Investment in affiliates	$73	$-	$-	$-	$73
Goodwill	$8	$53	$2	$14	$77
Identifiable assets(2)	$736	$1,053	$1,055	$2,469	$5,477

As of and for the year ended December 31, 2010
Capital expenditures(3)	$17	$110	$36	$2	$174
Investment in affiliates	$73	$-	$-	$-	$73
Goodwill	$8	$53	$2	$-	$63
Identifiable assets(4)	$531	$857	$1,018	$1,695	$4,188

As of and for the year ended December 31, 2009
Capital expenditures(5)	$12	$110	$38	$3	$176
Investment in affiliates	$27	$-	$61	$-	$88
Goodwill	$8	$6	$2	$-	$16
Identifiable assets(6)	$476	$598	$583	$1,405	$3,099

(1)

Total capital expenditures exclude $396 million for the acquisition of a crude oil and marketing business, a refined products terminal in East Boston, an interest in the Inland refined products pipeline system and the Eagle Point tank farm and include $5 million of capital expenditures attributable to corporate activities.

(2)

Total identifiable assets include the Partnership’s unallocated $2 million cash and cash equivalents, $107 million advances to affiliates, $15 million deferred financing costs, and $40 million to properties, and plants and equipment, net.

(3)

Total capital expenditures exclude $252 million for the acquisition of the butane blending business, additional ownership interests in West Shore, Mid-Valley and West Texas Gulf, and two terminals and include $9 million of capital expenditures attributable to corporate activities.

(4)

Total identifiable assets include the Partnership’s unallocated $2 million cash and cash equivalents, $44 million advances to affiliates, $9 million deferred financing costs, and $32 million to properties, and plants and equipment, net.

(5)

Total capital expenditures exclude $50 million for the acquisitions of the Romulus refined products terminal and the Excel crude oil pipeline and include $13 million of capital expenditures attributable to corporate activities.

(6)

Total identifiable assets include the Partnership’s unallocated $2 million cash and cash equivalents, $9 million advances to affiliates, $4 million deferred financing costs, and $22 million to properties, plants and equipment, net.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
2011
Sales and other operating revenue:
Affiliates	$303	$39	$39	$51
Unaffiliated customers	$1,955	$2,385	$2,808	$3,325
Gross margin(1)	$95	$139	$148	$173
Operating income	$75	$121	$128	$112
Net Income(2)	$50	$96	$97	$79
Net Income attributable to noncontrolling interests	2	2	2	3

Net Income attributable to Sunoco Logistics Partners L.P.	$48	$94	$95	$76
Less: General Partner’s interest	(12)	(14)	(14)	(14)

Limited Partners’ interest	$36	$80	$81	$62

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—basic	$0.36	$0.80	$0.78	$0.60
Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—diluted	$0.36	$0.80	$0.78	$0.60

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
2010
Sales and other operating revenue:
Affiliates	$173	$214	$293	$437
Unaffiliated customers	$1,507	$1,815	$1,583	$1,786
Gross margin(1)	$71	$76	$98	$101
Operating income	$58	$70	$90	$83
Net Income(3)	$43	$51	$194	$60
Net Income attributable to noncontrolling interests	—	—	1	1

Net Income attributable to Sunoco Logistics Partners L.P.	$43	$51	$193	$59
Less: General Partner’s interest	(10)	(11)	(15)	(12)

Limited Partners’ interest	$33	$40	$178	$47

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—basic	$0.35	$0.43	$1.87	$0.47
Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—diluted	$0.35	$0.43	$1.86	$0.47

(1)	Gross margin equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.
(2)

Net income for the fourth quarter 2011 includes a charge of $42 million for certain crude oil terminal assets which would be negatively impacted if Sunoco’s Philadelphia refinery is permanently idled. The charge is comprised of a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these assets are permanently idled.

(3)	Net income for the third quarter 2010 includes a $128 million gain on investments in affiliates recorded in connection with the consolidation of Mid-Valley and West Texas Gulf. See Note 2.

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Income

Year Ended December 31, 2011

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$432	$—	$432
Unaffiliated customers	—	—	10,473	—	10,473
Equity in earnings of subsidiaries	313	399	—	(712)	—
Other income	—	—	13	—	13

Total Revenues	313	399	10,918	(712)	10,918

Costs and Expenses
Cost of products sold and operating expenses	—	—	10,264	—	10,264
Depreciation and amortization expense	—	—	86	—	86
Impairment charge and related matters	—	—	42	—	42
Selling, general and administrative expenses	—	—	90	—	90

Total Costs and Expenses	—	—	10,482	—	10,482

Operating Income	313	399	436	(712)	436
Net interest cost to affiliates	—	—	3	—	3
Other interest cost and debt expense, net	—	93	—	—	93
Capitalized interest	—	(7)	—	—	(7)

Income Before Provision for Income Taxes	313	313	433	(712)	347
Provision for income taxes			25		25

Net Income	313	313	408	(712)	322
Net Income attributable to noncontrolling interests	—	—	9	—	9

Net Income attributable to Sunoco Logistics Partners L.P.	$313	$313	$399	$(712)	$313

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Income

Year Ended December 31, 2010

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$1,117	$—	$1,117
Unaffiliated customers	—	—	6,691	—	6,691
Equity in earnings of subsidiaries	346	416	—	(762)	—
Other income	—	—	30	—	30

Total Revenues	346	416	7,838	(762)	7,838

Costs and Expenses
Cost of products sold and operating expenses	—	—	7,398	—	7,398
Depreciation and amortization expense	—	—	64	—	64
Impairment charge	—	—	3	—	3
Selling, general and administrative expenses	—	—	72	—	72

Total Costs and Expenses	—	—	7,537	—	7,537

Operating Income	346	416	301	(762)	301
Net interest cost to affiliates	—	(1)	3	—	2
Other interest cost and debt expense, net	—	76	—	—	76
Capitalized interest	—	(5)	—	—	(5)
Gain on investments in affiliates	—	—	128	—	128

Income Before Provision for Income Taxes	346	346	426	(762)	356
Provision for income taxes	—	—	8	—	8

Net Income	346	346	418	(762)	348
Net Income attributable to noncontrolling interests	—	—	2	—	2

Net Income attributable to Sunoco Logistics Partners L.P.	$346	$346	$416	$(762)	$346

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Income

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

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheet

December 31, 2011

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$3	$—	$5
Advances to affiliated companies	90	48	(31)	—	107
Accounts receivable, net	—	—	2,188	—	2,188
Inventories	—	—	206	—	206

Total Current Assets	90	50	2,366	—	2,506

Properties, plants and equipment, net	—	—	2,522	—	2,522
Investment in affiliates	1,007	2,680	73	(3,687)	73
Goodwill	—	—	77	—	77
Intangible assets, net	—	—	277	—	277
Other assets	—	13	9	—	22

Total Assets	$1,097	$2,743	$5,324	$(3,687)	$5,477

Liabilities and Equity
Accounts payable	—	1	2,110	—	2,111
Current portion of long-term debt	—	250	—	—	250
Accrued liabilities	1	37	74	—	112
Accrued taxes payable	—	—	62	—	62

Total Current Liabilities	1	288	2,246	—	2,535

Long-term debt	—	1,448	—	—	1,448
Other deferred credits and liabilities	—	—	78	—	78
Deferred income taxes	—	—	222	—	222

Total Liabilities	1	1,736	2,546	—	4,283

Equity
Sunoco Logistics Partners L.P. equity	1,096	1,007	2,680	(3,687)	1,096
Noncontrolling interests	—	—	98	—	98

Total Equity	1,096	1,007	2,778	(3,687)	1,194

Total Liabilities and Equity	$1,097	$2,743	$5,324	$(3,687)	$5,477

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheet

December 31, 2010

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$—	$—	$2
Advances to affiliated companies	28	47	(31)	—	44
Accounts receivable, affiliated companies	—	—	154	—	154
Accounts receivable, net	—	—	1,536	—	1,536
Inventories	—	—	63	—	63

Total Current Assets	28	49	1,722	—	1,799

Properties, plants and equipment, net	—	—	2,128	—	2,128
Investment in affiliates	937	2,135	73	(3,072)	73
Goodwill	—	—	63	—	63
Intangible assets, net	—	—	109	—	109
Other assets	—	7	9	—	16

Total Assets	$965	$2,191	$4,104	$(3,072)	$4,188

Liabilities and Equity
Accounts payable	$—	$—	$1,591		$1,591
Accrued liabilities	—	25	51		76
Accrued taxes payable	—	—	44		44

Total Current Liabilities	—	25	1,686	—	1,711

Long-term debt, affiliated companies	—	100	—	—	100
Long-term debt	—	1,129	—	—	1,129
Other deferred credits and liabilities	—	—	42	—	42
Deferred income taxes	—	—	164	—	164

Total Liabilities	—	1,254	1,892	—	3,146

Equity
Sunoco Logistics Partners L.P. equity	965	937	2,135	(3,072)	965
Noncontrolling interests	—	—	77	—	77

Total Equity	965	937	2,212	(3,072)	1,042

Total Liabilities and Equity	$965	$2,191	$4,104	$(3,072)	$4,188

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Cash Flows

Year Ended December 31, 2011

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$313	$322	$508	$(713)	$430

Cash Flows from Investing Activities:
Capital expenditures	—	—	(213)	—	(213)
Acquisitions	—	—	(396)	—	(396)
Intercompany	(35)	(786)	108	713	—

Net cash used in investing activities	(35)	(786)	(501)	713	(609)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(210)	—	—	—	(210)
Distributions paid to noncontrolling interests	(8)	—	—	—	(8)
Contributions from general partner	2	—	—	—	2
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(3)	—	(3)
Repayments under credit facility	—	(560)	—	—	(560)
Borrowings under credit facility	—	529	—	—	529
Net proceeds from issuance of long term debt	—	595	—	—	595
Promissory note from affiliate	—	(100)	—	—	(100)
Advances to affiliates, net	(62)	—	(1)	—	(63)

Net cash provided by financing activities	(278)	464	(4)	—	182

Net change in cash and cash equivalents	—	—	3	—	3
Cash and cash equivalents at beginning of year	—	2	—	—	2

Cash and cash equivalents at end of year	$—	$2	$3	$—	$5

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Cash Flows

Year Ended December 31, 2010

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$346	$366	$391	$(762)	$341

Cash Flows from Investing Activities:
Capital expenditures	—	—	(174)	—	(174)
Acquisitions	—	—	(252)	—	(252)
Intercompany	(79)	(723)	40	762	—

Net cash used in investing activities	(79)	(723)	(386)	762	(426)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(189)	—	—	—	(189)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Net proceeds from issuance of limited partner units	143	—	—	—	143
Contributions from general partner	3	—	—	—	3
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(2)	—	(2)
Repayments under credit facility	—	(888)	—	—	(888)
Borrowings under credit facility	—	650	—	—	650
Net proceeds from issuance of long term debt	—	494	—	—	494
Promissory note from affiliate	—	100	—	—	100
Repayment of promissory note to general partner	(201)	—	—	—	(201)
Advances to affiliates, net	(19)	1	(3)	—	(21)

Net cash provided by financing activities	(267)	357	(5)	—	85

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	2	—	—	2

Cash and cash equivalents at end of year	$—	$2	$—	$—	$2

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Cash Flows

Year Ended December 31, 2009

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$250	$252	$216	$(542)	$176

Cash Flows from Investing Activities:
Capital expenditures	—	—	(176)	—	(176)
Acquisitions	—	—	(50)	—	(50)
Intercompany	(181)	(371)	10	542	—

Net cash used in investing activities	(181)	(371)	(216)	542	(226)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(173)	—	—	—	(173)
Net proceeds from issuance of limited partner units	110	—	—	—	110
Contributions from general partner	2	—	—	—	2
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(2)	—	(2)
Repayments under credit facility	—	(687)	—	—	(687)
Borrowings under credit facility	—	633	—	—	633
Net proceeds from issuance of long term debt	—	173	—	—	173
Advances to affiliates, net	(8)	—	2	—	(6)

Net cash provided by financing activities	(69)	119	—	—	50

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	2	—	—	2

Cash and cash equivalents at end of year	$—	$2	$—	$—	$2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2011, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the Chief Executive Officer and the Vice President and Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s Chief Executive Officer and Vice President and Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

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

No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Sunoco Partners LLC, our general partner, is a wholly-owned, indirect subsidiary of Sunoco, Inc. (“Sunoco”). Our general partner manages our operations and activities. Our general partner’s Board of Directors (the “Board of Directors”) held six meetings during 2011. The Board of Directors has established standing committees to consider designated matters. The standing committees of the Board of Directors are: the Audit Committee, the Conflicts Committee and the Compensation Committee. The listing standards of the New York Stock Exchange, or NYSE, do not require boards of directors of publicly-traded master limited partnerships to be composed of a majority of independent directors nor are they required to have a standing nominating or compensation committee. However, the Board of Directors has elected to have a standing compensation committee. The Board of Directors has adopted governance guidelines for the Board of Directors and charters for the Audit and Compensation Committees.

•

The Audit Committee oversees external financial reporting, engages independent auditors, and reviews procedures for internal auditing and the adequacy of internal accounting controls. The Audit Committee met eight times during 2011. The current members of the Audit Committee are: William R. Silver (Chairman), L. Wilson Berry, Jr., Stephen L. Cropper and Philip L. Frederickson.

•

The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest between Sunoco and us and determines whether the resolution of the conflict of interest is fair and reasonable to us. The Conflicts Committee met five times during 2011. The current members of the Conflicts Committee are: Stephen L. Cropper (Chairman), L. Wilson Berry, Jr., Philip L. Frederickson and William R. Silver.

•

The Compensation Committee oversees compensation decisions for executive officers of the general partner and the administration of the compensation plans described in the section entitled “Compensation Discussion and Analysis,” below. The Compensation Committee met four times during 2011. The current members of the Compensation Committee are: Philip L. Frederickson (Chairman), L. Wilson Berry, Jr., Stephen L. Cropper, Lynn L. Elsenhans and William R. Silver. Since Ms. Elsenhans is also an officer of our general partner and an officer and director of Sunoco, she recuses herself from Compensation Committee decisions relating to equity compensation awards (including awards under the Sunoco Partners LLC Long-Term Incentive Plan, or LTIP) to executive officers of the general partner. She also recuses herself from Compensation Committee discussion of her own compensation.

The members of each of the Audit Committee and the Conflicts Committee consist of those directors of our general partner who are not also executive officers of our general partner or its parent. In addition, all of the members of the Audit Committee must meet certain independence and experience standards established by the NYSE to serve on an audit committee of a board of directors. To be considered an independent director under the NYSE listing standards, the Board of Directors must affirmatively determine that a director has no material relationship with us, or our general partner. In making this determination, the Board of Directors adheres to the specific tests for independence included in the NYSE listing standards and our governance guidelines, and considers all of the facts and circumstances it deems necessary or advisable to make such a determination. The Board of Directors has determined affirmatively that Messrs. Berry, Cropper, Frederickson and Silver each qualify as “independent” under the NYSE listing standards and our governance guidelines (the “independent directors”). The Board of Directors also has determined that, based upon relevant experience, each member of the Audit Committee (Messrs. Silver, Berry, Cropper, and Frederickson) is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K of the Securities Exchange Act of 1934, as amended. A description of each member’s qualifications may be found elsewhere in this Item 10. Periodically, the Audit Committee meets separately with management, the independent auditors and personnel responsible for the internal audit function. In conjunction with regular meetings, the Audit Committee also meets in executive session without members of management present. Mr. Silver, as Chairman of the Audit Committee, leads these executive session meetings, the purpose of which is to promote open and candid discussion among the independent directors.

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

Communications addressed to the Board of Directors generally will be forwarded either to the appropriate committee chairperson or to all directors. Certain concerns communicated to the Board of Directors also may be referred to the general partner’s internal auditor or its General Counsel, in accordance with the general partner’s regular procedures for addressing such concerns. The chairman of the general partner’s Audit Committee, or the chairman of the Board of Directors, may direct that certain concerns be presented to the Audit Committee, or to the full Board of Directors, or that such concerns otherwise receive special treatment, including retention of external counsel or other advisors. No material actions were taken by the Board of Directors because of communications from unitholders or others received during 2011.

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

Directors and Executive Officers of Sunoco Partners LLC (our General Partner)

Our common unit holders do not nominate candidates for, or vote for the election of, the directors of the Board of Directors. Our general partner is a limited liability company, and its directors are elected by its members, all of which are corporate subsidiaries of Sunoco. The executive officers of the general partner are appointed by the Board of Directors. The diverse qualifications and experience of each of our general partner’s directors combine to help focus efforts on our core business of providing transportation, terminalling and storage of refined products and crude oil, as well as the purchase and sale of crude oil and refined products in the Northeast, Midwest, Southeast and Southwest regions of the United States. The specific qualifications of each these directors are discussed below with their biographical information.

The following table shows information for the current directors and executive officers of Sunoco Partners LLC, our general partner, as of this filing. Executive officers and directors are each elected for one-year terms. As previously disclosed on the Form 8-K filed on February 2, 2012, Lynn L. Elsenhans will step down as Chief Executive Officer of our general partner, effective March 1, 2012, and Ms. Elsenhans also will step down as a director and Chairman of our general partner effective May 3, 2012. Michael J. Hennigan will succeed Ms. Elsenhans as Chief Executive Officer, effective March 1, 2012, and Brian P. MacDonald will succeed Ms. Elsenhans as Chairman, effective May 3, 2012.

Name	Age	Position with the General Partner
L. Wilson Berry, Jr.	68	Director
Stephen L. Cropper	62	Director
William H. Easter, III	62	Director
Gary W. Edwards	70	Director
Lynn L. Elsenhans	55	Chairman, Chief Executive Officer and Director
Stacy L. Fox	58	Director
Philip L. Frederickson	55	Director
Michael D. Galtman	37	Controller and Chief Accounting Officer
Peter J. Gvazdauskas	33	Vice President, Finance
Michael J. Hennigan	52	President, Chief Operating Officer and Director
David A. Justin	60	Vice President, Operations
Brian P. MacDonald	46	Vice President, Chief Financial Officer and Director
Daniel J. Platt	40	Treasurer
Kathleen Shea-Ballay	46	Vice President, General Counsel and Secretary
William R. Silver	64	Director
David A. Sexton	58	Vice President, Business Development
Dennis Zeleny	56	Vice President, Chief Human Resources Officer and Director

Mr. Berry was elected to the Board of Directors in March 2003. From 1998 until his retirement in 2000, Mr. Berry was Chief Executive Officer and President of Motiva Enterprises LLC, a refining and marketing joint venture in the Eastern United States, established by Shell Norco Refining Company, Texaco Refining and Marketing (East) Inc., and Saudi Refining Inc. In addition to his qualification as an Audit Committee Financial Expert, Mr. Berry, as the former Chief Executive Officer and President of Motiva Enterprises LLC, and by virtue of his extensive experience in the energy industry, possesses extensive commercial and operational experience, as well as business development and strategic planning and managerial experience.

Mr. Cropper was elected to the Board of Directors in May 2002. Mr. Cropper is currently a private investor. From January 1996 until the time of his retirement in December 1998, he served as President and Chief Executive Officer of Williams Energy Services, a diversified energy company. He is a director of Berry Petroleum, NRG Energy, Inc. and NGL Energy Partners LP. and QuikTrip Corporation. In addition to his qualification as an Audit Committee Financial Expert, Mr. Cropper, as the former President and Chief Executive Officer of Williams Energy Services, and by virtue of his experience in the energy industry (including current and previous board memberships) possesses extensive commercial and operational experience in the transmission and distribution industries, as well as business development, strategic planning, managerial and capital generation in the logistics industry. Additionally, Mr. Cropper possesses government and public relations and regulatory matters experiences.

Mr. Easter was elected to the Board of Directors in February 2012. Mr. Easter is a retired Chairman, President and Chief Executive Officer of DCP Midstream LLC and currently serves on the Board of Sunoco, Inc. Mr. Easter served as Chairman, President and Chief Executive Officer of DCP Midstream, LLC from 2004 until 2008, following a 30-year career in natural gas supply and marketing, transportation, refining and petroleum marketing for Conoco and ConocoPhillips. He is involved in private investments and also serves as a member of the board of directors for Concho Resources, Inc., and the Memorial Hospital System in Houston, Texas. As the former Chairman, President and Chief Executive Officer of DCP Midstream LLC, and by virtue of his 30-year career at ConocoPhillips, Mr. Easter possesses logistics, pipeline, commercial and operational experience, as well as strategic planning, business development, and managerial experience. Additionally, by virtue of his senior-level executive experience and education, Mr. Easter is financially literate.

Mr. Edwards was elected to the Board of Directors in February 2012. Mr. Edwards is a retired Senior Executive Vice President of Conoco, Inc. and currently serves on the Board of Directors of Sunoco, Inc. While at Conoco, Inc., Mr. Edwards was responsible for domestic, as well as worldwide, refining, marketing and supply and transportation operations. He also served as a Senior Vice President of E.I. DuPont de Nemours and Company, a chemical company that was Conoco’s former parent company. Mr. Edwards is also a director of Entergy Corporation. He was a director of our general partner’s Board of Directors from May 2002 until May 2008. Mr. Edwards, having worked for over 37 years at Conoco, is an experienced senior-level oil company executive, with general commercial, operational, manufacturing, marketing, international and brand management experience. While at Conoco, Mr. Edwards had responsibility for domestic, as well as worldwide, refining, marketing and supply and transportation operations, including logistics, pipeline and distribution experience. Mr. Edwards, as a senior-level executive at Conoco, gained senior management-level strategic planning, business development and managerial experience. He possesses financial expertise (as defined by the applicable rules of the Securities and Exchange Commission) based upon his high-level executive experience and his education. He also has investment banking, capital markets and government and regulatory matters experience by virtue of his previous responsibilities at Conoco and DuPont. Mr. Edwards also has human resources/management and compensation experience, having been a member of the compensation committees of various boards.

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

Mr. Frederickson was elected to the Board of Directors in January 2008. Mr. Frederickson was formerly Executive Vice President, Planning, Strategy & Corporate Affairs, for Conoco Phillips from 2006 until his retirement in January 2008. Prior to that, he was Executive Vice President, Commercial from 2002 to 2006. Mr. Frederickson is also a director of Rosetta Resources, Inc. and Chesapeake Midstream Partners LLC. In addition to his qualification as an Audit Committee Financial Expert, Mr. Frederickson, as a former Executive Vice President of ConocoPhillips, and with over 30 years in the energy industry (including current and previous board memberships), possesses extensive commercial, operational, manufacturing, marketing and international experience, as well as extensive experience in the managerial, business development, strategic planning and capital generating activities in the transmission and distribution industries.

Mr. Galtman was elected Controller and Chief Accounting Officer in July 2008. From June 2007 to July 2008, he served as Manager of Financial Planning and Analysis for Sunoco Logistics Partners L.P.

Mr. Gvazdauskas was elected Vice President, Finance in April 2010. From June 2008 to March 2010, he served as Manager of Corporate Finance of Sunoco; from December 2007 to May 2008, he was Manager of Special Projects at Sunoco; and from November 2005 to November 2007, he was Controller of SunCoke Energy, Inc.

Mr. Hennigan will become President and Chief Executive Officer effective March 1, 2012. He was elected President and Chief Operating Officer in July 2010, and was elected to the Board of Directors in April 2010. From May 2009 until July 2010, Mr. Hennigan served as Vice President, Business Development. Prior to joining our general partner, he was employed in the following positions at Sunoco: Senior Vice President,

Business Improvement from October 2008 to May 2009; Senior Vice President, Supply, Trading, Sales and Transportation from February 2006 to October 2008; and Vice President, Product Trading, Sales and Supply, from March 2001 to February 2006.

Mr. Justin was elected Vice President, Operations in April 2007. From November 2001 to April 2007, he served as Vice President, Eastern Operations.

Mr. MacDonald was elected as Vice President and Chief Financial Officer in March 2010. He was elected to the Board of Directors in September 2009, and he will succeed Ms. Elsenhans as Chairman effective May 3, 2012. He has been Senior Vice President and Chief Financial Officer of Sunoco since August 2009. He was Chief Financial Officer of the Commercial Business Unit at Dell, Inc. from December 2008 until July 2009, and Corporate Vice President and Treasurer at Dell, Inc. from December 2002 until January 2009.

Mr. Platt was elected Treasurer in May 2009. From April 2006 to May 2009, he served as Director of Treasury at Technitrol, Inc., and from April 2004 to April 2006 he served as Assistant Treasurer of EB Games.

Mr. Sexton was elected Vice President, Business Development in July 2011. From 2010 to 2011 he was Vice President and General Manager of the Chemicals business for Sunoco, Inc. Prior to that, Mr. Sexton served as Sunoco’s Vice President of Business Development. Prior to joining Sunoco, Inc., Mr. Sexton spent 30 years working for Royal Dutch Shell in a variety of positions.

Ms. Shea-Ballay was elected Vice President, General Counsel and Secretary in June 2010. Ms.Shea-Ballay served as Assistant General Counsel and Chief Counsel for Commercial Transactions for Sunoco from April 2005 until June 2010. Prior to joining Sunoco, Ms. Shea-Ballay was a partner at the Pepper Hamilton LLP law firm in Philadelphia, Pennsylvania.

Mr. Silver was elected to the Board of Directors in March 2010. Mr. Silver currently serves as Chief Financial Officer and Business Manager of Menlo School in Atherton, California. Mr. Silver served as the President of Citibank, F.S.B. in California from 1998 to 1999 and retired from Citigroup, Inc. in 1999, after 24 years of service. In addition to his qualification as an Audit Committee Financial Expert, Mr. Silver, by virtue of his current position and his previous experience as a member of various boards of directors, has a broad background in both commercial and financial management, with emphasis on business development, strategic planning, managerial and capital generation.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, or SEC. We believe that during 2011, all SEC filings of our general partner’s officers and directors complied with the requirements of Section 16 of the Securities Exchange Act, based upon a review of forms filed, or written notice that no annual forms were required

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview: Sunoco indirectly controls our general partner and indirectly owns a significant limited partner interest in us. Ms. Elsenhans and Mr. MacDonald are employees of Sunoco (the “Shared Executives”). In addition to rendering services to us, they devoted a majority of their professional time to Sunoco during 2011. The Shared Executives participate in employee benefit plans and arrangements sponsored by Sunoco. The compensation committee of Sunoco’s Board of Directors sets the components of their compensation, including salary and annual incentive, and we have no control over this compensation determination process. Please refer to Sunoco’s 2012 Annual Meeting Proxy Statement for information on the compensation of these Shared Executives.

Under the terms of our Omnibus Agreement with Sunoco, we pay an administrative fee to reimburse Sunoco for the provision of general and administrative services for our benefit, including allocated expenses of Sunoco personnel who provide corporate services to us. The amount we reimburse to Sunoco is determined based upon the portion of professional time devoted to us by Sunoco personnel. In addition, each year, our general partner determines the aggregate amount to be reimbursed to Sunoco, by us, taking into account the totality of services performed for our benefit by the Shared Executives during the calendar year. During 2011, we reimbursed Sunoco approximately $3 million in the aggregate for the services they provided to us. See Item 13, “Certain Relationships, Related Transactions and Director Independence” for further discussion of our relationships and transactions with Sunoco. Additionally, our general partner’s Compensation Committee (the “Compensation Committee”) may make equity awards to any one or more of the Shared Executives, on an annual basis, in recognition of the services that they may provide to us. In January 2011, Ms. Elsenhans and Mr. MacDonald received such equity awards, in the form of performance based restricted units granted pursuant to our Long-Term Incentive Plan, or LTIP.

During 2011, Ms. Shea-Ballay and Messrs. Hennigan and Justin were employees of our general partner and rendered their services solely to us. Except as specified below, all compensation paid to these individuals is fully disclosed in the tabular disclosure following this Compensation Discussion and Analysis (“CD&A”). Throughout the CD&A discussion, the following individuals are referred to as the Named Executive Officers, or NEOs, and are included in the Summary Compensation Table:

•	Lynn L. Elsenhans—Chairman and Chief Executive Officer

•	Brian P. MacDonald—Vice President and Chief Financial Officer

•	Michael J. Hennigan—President and Chief Operating Officer

•	David A. Justin—Vice President, Operations

•	Kathleen Shea-Ballay—Vice President, General Counsel & Secretary

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

During 2011, the compensation for our executive officers, including our NEOs, but excluding our Shared Executives, was determined by our general partner’s Compensation Committee. The compensation program utilizes objectives and measurement criteria based upon performance relative to other publicly traded master limited partnerships and general industry companies (adjusted for size), and this compensation program is designed to provide the competitive level of total compensation needed to attract, retain and motivate talented and experienced executives who can contribute to our success. The compensation program emphasizes performance-based compensation (pay-at-risk), to promote achievement of short-term and long-term business objectives consistent with our strategic plan and is structured so that the target compensation (base salary and performance-based annual and long-term opportunities) is typically at the median of the general industry market data. Executive compensation is aligned with the interests of our unitholders by providing annual incentive awards directly tied to cash flow generation and long term incentives in the form of restricted units. Our general partner also has adopted unit ownership guidelines requiring executives and certain other key employees to own a certain level of common units, as further described herein. The Compensation Committee reviews the compensation program and makes changes deemed appropriate and in the best interests of our unitholders and us. The Compensation Committee retains authority over all compensation decisions for our NEOs (other than the Shared Executives). The general partner’s eligible executives participate in the defined benefit programs and the qualified and non-qualified defined contribution plans of Sunoco.

Compensation Methodology: During 2011, our general partner utilized Compensation Advisory Partners LLC as a consultant to: (1) assess the effectiveness and competitiveness of the compensation program; (2) assist in evaluating and designing the compensation program; and (3) advise on executive compensation issues and external trends going forward. In support of the analytical work to be performed by Compensation Advisory Partners, our general partner engaged Towers Watson to provide comparative market information regarding:

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

The master limited partnership group consists of the entities in the LTIP Peer Group (as discussed on pages 123 to 124) as well as a broader group of publicly traded master limited partnerships composed of companies with varying levels of revenue, market capitalization and market maturity, including Markwest Partners LP, Amerigas Partners LP and Suburban Propane Partners LP, that may compete with the general partner for executive talent (together, the “MLP Group”). This MLP Group is reviewed annually with the assistance of the compensation consultants engaged by our general partner, and the composition of the MLP Group may be updated in order to reflect mergers, acquisitions, business bankruptcies and other similar events.

The Compensation Committee also reviews compensation data from the general industry on a position-by-position basis to ascertain competitive rates of compensation. This survey data consists of general industry data for executive positions reported in the Towers Watson Executive Compensation General Industry Database, a proprietary compensation database of approximately 800 U.S. industrial companies that is updated annually. The general industry data are collected at both the corporate (stand-alone parent company) and group (business unit of a larger organization) levels, and then size-adjusted using regression analysis to revenues comparable to those of our operating revenues plus either our crude oil acquisition and marketing margins (in the case of corporate data), or our crude oil acquisition and marketing revenues (in the case of group data). The general industry group together with the MLP Group form the “Compensation Comparative Group.”

The Compensation Committee reviewed the compensation data for each individual NEO (other than the Shared Executives) compared to the compensation of executives in similar positions with similar responsibility levels in the Compensation Comparative Group. In its review for Ms. Shea-Ballay and Messrs. Hennigan and Justin, during 2011, the Compensation Committee looked primarily at general industry compensation data, but also reviewed the MLP Group data when such data was applicable to the specific executive position.

The three components of compensation for the NEOs (other than the Shared Executives) consist of base salary, annual incentives and long-term incentives, as discussed below. Compensation levels for the NEOs were chosen to enhance our general partner’s ability to attract and retain a highly skilled and motivated executive leadership team. Based upon the individual performance of each NEO, as well as our performance as a whole, actual realized compensation may be higher or lower than the targets set under our Annual Incentive Plan, or our LTIP. In each case, an executive’s salary and incentive opportunities ultimately were determined by the unique responsibilities of his or her position. As a tool to assist in its review of executive compensation, the Compensation Committee uses tally sheets that reflect all components of the executive’s total compensation, including salary, annual incentives, and long-term incentives.

Elements of Compensation: Unless specified to the contrary below, references in this section of the CD&A to “NEOs,” or “executive officers,” does not include the Shared Executives.

•

Base Salary: Base salary is designed to provide for a competitive fixed level of remuneration that attracts and retains executive officers, and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility, and results achieved). The salaries of the NEOs (other than the Shared Executives) are reviewed on an annual basis. The compensation consultant provides data comparing the salaries of the NEOs to the salaries of executives in the Compensation Comparative Group. The general partner and the Compensation Committee attempt to establish and maintain base salaries for the NEOs at or near the median level of competitive market base salary data. Base salaries also are influenced by internal pay equity (fair and consistent application of compensation practices). The Compensation Committee, with input from the compensation consultant and the Chief Executive Officer (except with respect to the Chief Executive Officer’s own salary), approves all base salaries for the NEOs. The Summary Compensation Table on page 128 includes the NEO base salaries that were approved for 2011 or, for those NEOs that were employed for only a partial year, the salaries actually earned in 2011. At the NEO level, the balance of compensation is weighted toward pay-at-risk compensation (annual and long-term incentives).

•	Annual Incentive Awards:

•

Why the General Partner Has Adopted the Annual Incentive Plan. The general partner’s Annual Incentive Plan is designed to enhance the performance of key employees, including NEOs, by providing annual cash incentive opportunities for achievement of annual financial and operational performance goals. In particular, annual incentive awards are provided to NEOs and other key employees in order to provide competitive incentives to those who can significantly influence performance and promote achievement of our short-term business objectives. The Compensation Committee, in its sole discretion, determines the amount of the payments, if any, made to NEOs for each fiscal year. The Compensation Committee also may amend or change the Annual Incentive Plan at any time.

•

Determination of the Amounts Awarded Under the Annual Incentive Plan. Under the plan, an individual’s annual incentive payout amount is determined by multiplying: (a) the product of his or her base salary and individual incentive guideline, by (b) a factor ranging from zero to 200 percent (the “Payout Percentage”), based upon the level of attainment of specific pre-established goals for our cash flow from operations (the “Cash Flow Goals”). The annual individual incentive guideline is based on general industry market data from the Compensation Comparative Group, as well as internal pay equity considerations. Following the end of each year, the Compensation Committee reviews performance data with management and the compensation consultant, and determines the extent to which the Cash Flow Goals have been achieved. The Payout Percentage called for by the level of achievement of the Cash Flow Goals for that year may be adjusted up or down (by no more than 10 percent) to reflect our performance with regard to certain health, environment and safety criteria. Additionally, a potential upwards or downwards adjustment of five percent may be made to the Payout Percentage if our business places within either the first quartile OSHA performance ranking (plus five percent) or bottom quartile OSHA performance ranking (minus five percent) relative to our API industry peers. The health, environment and safety adjustments do not apply if our minimum performance goals are not attained. The Payout Percentage also may be adjusted up or down (by no more than 20 percent) to reflect individual executive performance. If we do not achieve at least the minimum threshold performance goals, no award payment will be made.

The Payout Percentages for the Cash Flow Goals were established at levels that the Compensation Committee believes provide meaningful incentives to achieve the Cash Flow Goals. The following Cash Flow Goals, Payout Percentages and the adjustments discussed above were approved by the Compensation Committee for purposes of calculating the eventual payout for awards made for the 2011 plan year under the Annual Incentive Plan:

Cash Flow from Operations	Payout
< 76% of cash flow target	0%
76% of cash flow target	25%
Cash flow target - 108% of cash flow target	100%
140% of cash flow target	200%

Payout Percentages for performance between specified Cash Flow Goals will be interpolated on a straight-line basis. The annual incentive payout amount to an individual can exceed 200 percent of the individual’s incentive guideline amount. However, the annual incentive payout of the aggregate pool cannot exceed 200 percent, after considering the applicable adjustments.

Use of cash flow from operations as the primary criterion for payout of the 2011 annual incentive award ensures that management will continue to be focused on operations excellence. Our cash flow from operations measure, which we define as net income plus depreciation, minus maintenance capital, (as may be adjusted by the Compensation Committee for any unique events to reflect the actual annual performance of our business) is not determined in accordance with GAAP. The use of health, environmental and safety performance to further adjust the payout reinforces that, along with financial success, management is focused on continuing to protect our employees and the communities in which we operate.

2011 Annual Incentive Payout Amount. Based upon our level of attainment of the Cash Flow Goals during the 2011 plan year, as well as the applicable health, environmental and safety factor adjustments, the Payout Percentage was 199 percent. The annual incentive reinforces the links between strategy, goal setting and results. The individual incentive guidelines (as a percentage of base salary) for the NEOs for 2011 were as follows:

Name	Title	Annual Incentive Plan Individual Incentive 2011 Guideline
Lynn L. Elsenhans	Chairman and Chief Executive Officer	Not Applicable
Michael J. Hennigan	President and Chief Operating Officer	70%
Brian P. MacDonald	Vice President and Chief Financial Officer	Not Applicable
David A. Justin	Vice President, Operations	45%
Kathleen Shea-Ballay	Vice President, General Counsel & Secretary	40%

Under the general partner’s Annual Incentive Plan, the Compensation Committee has the discretion to reduce the amounts payable to participants, or to determine that no amount will be paid, even if all performance criteria for payout are met. The annual incentive awards are paid in cash. The annual incentives earned by executive officers who are NEOs for 2011 are included in the Summary Compensation Table on page 128 under “Non-Equity Incentive Plan Compensation.” Ms. Elsenhans and Mr. MacDonald do not participate in our Annual Incentive Plan.

•	Long-Term Incentive Awards:

•

Why the LTIP was Adopted. Long-term incentive awards for executive officers are granted under the LTIP in order to promote achievement of our long-term strategic business objectives. The LTIP was designed to align the economic interests of executive officers, key employees and directors with those of our common unitholders; to provide competitive compensation opportunities that can be realized through attainment of performance goals; and to provide an incentive to management for continuous employment with the general partner and its affiliates. Long-term incentive awards are based upon the common units representing limited partnership interests in us, although they may be payable in common units, or in cash. The Compensation Committee administers the LTIP and, in its discretion, may terminate or amend the LTIP at any time with respect to any units for which a grant has not yet been made. Changes to any outstanding grant that would materially impair the rights of a participant cannot be made without the consent of the participant. The Compensation Committee also has the right to alter or amend the LTIP or any part of the LTIP from time to time, including increasing the number of units that may be granted, subject to unitholder approval as required by the exchange upon which the common units are listed at that time.

•	The elements of compensation under the LTIP. The LTIP provides for two types of awards: restricted units and unit options.

•

Restricted Units. Each restricted unit is a phantom unit that entitles the grantee to receive a common unit upon vesting or, in the discretion of the Compensation Committee, an amount of cash equivalent to the value of a common unit. From time to time, the Compensation Committee may make grants under the plan to employees and/or directors containing such terms as the Compensation Committee shall determine under the plan. Special one-time grants of restricted units may be made at any time during the year, subject to the approval of the Compensation Committee. These grants are infrequent, and generally are used for new hires, retention, promotions and recognition of extraordinary accomplishments. The Compensation Committee will determine the conditions upon which the restricted units granted may become vested or forfeited, and whether or not any such restricted units will have distribution equivalent rights entitling the grantee to receive an amount in cash equal to cash distributions made by us with respect to a like number of our common units during the restricted period. The Compensation Committee may grant either restricted units that vest over time with continued service, or restricted units with performance-based vesting. Performance-based restricted units are designed to pay out only if certain performance measures have been met over the applicable performance period, generally three years. As a result, the payout under an LTIP award of performance-based restricted units is influenced not only by performance in the year in which the award is paid, but also by performance for the two prior years. The value received from all grants of restricted unit awards will be affected by any changes in the trading price of our common units during the period between the grant date and the payment date.

•

Unit Options. The LTIP currently permits the grant of options covering common units. No unit options have been granted since the inception of the LTIP in 2002. However, in the future, the Compensation Committee may grant unit options under the LTIP to employees and directors, containing such terms as the Compensation Committee shall determine.

•

Accounting and Tax Considerations. We account for the equity compensation expense of our general partner’s employees, including the NEOs, in accordance with US generally accepted accounting principles, or GAAP, which requires us to estimate and record an expense for each equity award over the vesting period of the award. For performance-based restricted units that are paid out in the form of common units, the value of our common units on the date of grant is used for determining the expense, with an adjustment for the actual performance factors achieved. Thus, the expense for performance-based restricted units payable in units generally is not adjusted for changes in the trading price of our common units after the date of grant. For market-based awards, the value is determined using a Monte Carlo simulation. The expense for unit options and stock-settled restricted units is recognized ratably over the vesting period. For cash compensation, the accounting rules require us to record it as an expense at the time the obligation is accrued. Because we are a partnership, and our general partner is a limited liability company, Code Section 162(m) does not apply to the compensation paid to our NEOs and, accordingly, our general partner’s Compensation Committee did not consider its impact in determining compensation levels for 2011. In deciding to grant long-term incentive awards of restricted units, rather than unit options, our general partner’s Compensation Committee did consider the tax implications to us.

•

Equity Grant Practices. Equity awards to employees are approved at meetings of our general partner’s Compensation Committee. In exigent circumstances, however, such awards may be approved by unanimous written consent of the Compensation Committee. The grant date of an equity award is the date of the Compensation Committee meeting at which such equity award is approved. The Compensation Committee may, in its discretion, refrain from approving grants of equity awards to employees if the meeting at which such approval is to be considered occurs during a period in which management is in possession of material non-public information, in which case, approval of such equity awards may be deferred to the next Compensation Committee meeting. No grant approvals were deferred to a later Compensation Committee meeting in 2011.

•

Determination of the Amounts Awarded under the LTIP. In conjunction with the review and approval of other elements of each NEO’s compensation, the annual LTIP awards of restricted units for 2011 were reviewed and approved at the Compensation Committee’s January 2011 meeting and the grant date was the date of the meeting. As appropriate, the Compensation Committee may also review and approve specific LTIP awards to executive officers at other times during the year in connection with their hiring, or promotion. In determining the appropriate long-term value for each executive, the Compensation Committee reviews the level of responsibility and total compensation of each executive, and the competitive market data presented by the compensation consultant. The Compensation Committee approves the specific awards granted to each NEO, and also approves the aggregate pool of awards to be granted to other key employees. In general, the target number of restricted units granted to each executive officer under the LTIP is calculated by taking the product of such officer’s base salary and the applicable guideline percentage for that officer, and then dividing by the average daily closing market price of our common units during the last thirty (30) trading days prior to the meeting at which the LTIP grant will be approved. Under no circumstances may the aggregate number of units granted to a single executive exceed the maximum applicable limit(s) under the LTIP. When approving grants to executives, including the NEOs, the Compensation Committee considers information or recommendations provided by the Chief Executive Officer, except with respect to the Chief Executive Officer’s own grants. The Compensation Committee utilizes Towers Watson to assist in the evaluation of grant recommendations. For the LTIP grants made during 2011, the applicable guideline percentages for executive officers who were NEOs were as follows:

Name	Title	LTIP Guideline Percentage
Lynn L. Elsenhans	Chairman and Chief Executive Officer	Not Applicable
Michael J. Hennigan	President and Chief Operating Officer	150%
Brian P. MacDonald	Vice President and Chief Financial Officer	Not Applicable
David A. Justin	Vice President, Operations	85%
Kathleen Shea-Ballay	Vice President, General Counsel & Secretary	75%

Awards granted under the LTIP are based upon the common units representing limited partnership interests in us. The expenses for LTIP equity awards are recognized ratably over the vesting period, and are accelerated for vesting at retirement eligibility dates. The LTIP grants made to Ms. Elsenhans and Mr. MacDonald during 2011 were intended to deliver 25 percent of the value of the comparable long-term equity incentives approved by the compensation committee of Sunoco, Inc.’s Board of Directors, pursuant to Sunoco’s long-term equity incentive plans.

•

Determination of LTIP Award Payout. Performance-based restricted unit awards granted under the LTIP are designed to provide long-term incentive compensation that will pay out only if certain pre-established performance measures have been met over an applicable performance period. For 2011, the Compensation Committee has determined that eventual payout of the annual LTIP awards will depend upon our achievement of performance levels based on two equally weighted performance measures: total unitholder return (including cash distributions plus appreciation in unit price) relative to peer companies and distributable cash flow, as measured by the distribution coverage ratio (defined as the sum of distributable cash flow divided by the sum of the distributions paid to unitholders) relative to goals defined by the Compensation Committee, both measured over a three-year performance cycle. Our peer companies consist of other publicly traded master limited partnerships having a business mix comparable to ours (the “LTIP Peer Group”).

For the 2011 fiscal year, the LTIP Peer Group consisted of the following companies: Boardwalk Pipeline Partners, L.P.; Buckeye Partners LP; Crosstex Energy LP; El Paso Pipeline Partners, L.P.; Enbridge Energy Partners LP; Energy Transfer Partners L.P.; Enterprise Products Partners LP; Holly Energy Partners LP; Kinder Morgan Energy Partners LP; Magellan Midstream Partners LP; NuStar Energy LP; ONEOK Partners LP; Plains All American Pipeline LP; and Spectra Energy Partners LP. This LTIP Peer Group is reviewed annually with the assistance of Towers Watson. The performance period for the 2011 awards ends December 31, 2013. Actual payout may range from zero percent to 200 percent of the units granted to each recipient, based upon our performance with respect to each of these two measures. Payment with respect to earned performance-based restricted units is made in common units no later than March 15 following the end of the performance period. The following objective performance goals, assigned weights, and payout factors were approved by the Compensation Committee for the 2011 plan year:

Total Unitholder Return (weighted 50%)

Ranking Against Peer Companies	Payout Factor
Below 40th Percentile	0%
40th Percentile	50%
50th Percentile	100%
75th Percentile	150%
90th Percentile	200%

Distribution Coverage Ratio (weighted 50%)

Distribution Coverage Ratio Targets	Payout Factor
Below 0.9	0%
0.9	25%
1.0	75%
1.1	100%
1.3	150%
1.4 and above	200%

In selecting total unitholder return and distributable cash flow, as measured by the distribution coverage ratio, as the performance measures applicable to the payout of performance-based restricted units, consideration was given to a balanced incentive approach, utilizing those measures deemed most important to our common unitholders, while recognizing the difficulty of accurately predicting market conditions over time. The Compensation Committee believes that performance relative to the peer companies is an important criterion for payout since market conditions are outside the control of management, and management will realize greater than median levels of compensation only when we outperform our LTIP Peer Group. Conversely, regardless of market conditions, management will realize less than median compensation levels when we underperform as compared to our LTIP Peer Group. Total unitholder return is a measure of investment performance expressed as total return to unitholders based upon the cumulative return over a three-year period reflecting price appreciation and reinvestment of cash distributions during the performance period and is a non-GAAP metric. Total unitholder return is measured using a one-month average stock price at the beginning and end of the three-year performance period. Similarly, distribution coverage ratio also is a non-GAAP financial measure that is measured over the same three-year performance period.

As an additional incentive to promote the growth of cash distributions to our unitholders during the performance period, distribution equivalent rights were granted in tandem with the 2011 performance based restricted unit awards. At the end of the performance period, to the extent that the restricted units are paid out, these distribution equivalent rights entitle the grantee of the restricted units to receive an amount equal to the cumulative cash distributions that otherwise would have been paid over the performance period had the grantee been the holder of record of the number of our common units equal to the number of restricted units paid out. This amount may be taken in the form of cash or additional common units (fractional units are cashed out).

•

2011 Vesting for 2009 LTIP Award Grants. The performance period for the performance-based restricted units awarded in January 2009 ended December 31, 2011, and the level of payout of these awards reflects our level of achievement of the performance measures, set in 2009, over this three-year performance period. The performance measures for these awards were total unitholder return and growth in cash distributions to unitholders. See “Options Exercised and Stock Vested” for more details on these awards.

Unit Ownership Guidelines: Sunoco Partners LLC has established guidelines for the ownership of our common units, applicable to its directors, executives and certain key employees. Under these guidelines, the independent directors must own Partnership common units having a market value at all times equal to at least three times their average annual compensation from us (including retainers and fees). The other directors (including directors who are also employees of Sunoco, such as the Shared Executives and Ms. Fox) must own at least 1,000 of our common units. All directors are granted a five-year eligibility period to meet these unit ownership guidelines. For executives (including NEOs) and other key employees, the applicable unit ownership guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility. In April 2011, our general partner amended its then-existing unit ownership guidelines. Under the revised guidelines, the President and Chief Operating Officer is expected to own common units having a minimum value of three times his base salary, while each of the remaining NEOs are expected to own common units having a minimum value of two times their respective base salary. The general partner and the Compensation Committee believe that the ownership of our common units, as reflected in these guidelines, is an important means of tying the financial risks and rewards for our executives to our total unitholder return and better aligning the interests of such executives with those of our unitholders. Executive officers who have not yet met their respective guideline must accumulate our common units until such guideline is met. Except for sales of common units in settlement of tax obligations relating to the receipt and payment of LTIP awards, such persons are prohibited from disposing of any of our common units until the applicable ownership guideline has been attained. However, those individuals who have met or exceeded their applicable ownership guideline may dispose of our common units in a manner consistent with applicable law and our policy, but only to the extent that such individual’s remaining ownership of common units would continue to exceed the applicable ownership guideline.

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

Other Plans: Employees of the general partner and its affiliates, including the NEOs and the Shared Executives, also may participate in the following Sunoco benefit plans:

•

The Sunoco, Inc. Retirement Plan is a qualified defined benefit plan, under which benefits are subject to Code limits for pay and amount. Under the Retirement Plan, executives hired before January 1, 1987 participate in a “final average pay” formula. Those executives hired on or after January 1, 1987 participate in a “cash balance” formula, which provides a benefit based on career pay rather than final average pay. Effective June 30, 2010, Sunoco froze pension benefits (including accrued and vested benefits) payable under this plan for all salaried employees, including the NEOs of our general partner who participate in this plan.

•	The Sunoco, Inc. Pension Restoration Plan is a non-qualified, unfunded plan that provides retirement benefits that otherwise would be provided under the Retirement Plan, except for the Code limits.

•

The Sunoco, Inc. Executive Retirement Plan is a non-qualified, unfunded plan that provides supplemental pension benefits to certain eligible NEOs over and above an NEO’s benefits under the Retirement Plan and the Pension Restoration Plan. In 2011, Ms. Elsenhans and Mr. MacDonald participated in the Executive Retirement Plan as Sunoco employees. Mr. Justin is the only NEO eligible to participate in the Executive Retirement Plan who is an employee of our general partner. Benefits under this plan are offset by those provided under the Retirement Plan and the Pension Restoration Plan. Effective June 30, 2010, Sunoco froze the benefits (including accrued and vested benefits) otherwise payable under this plan.

•

The Sunoco, Inc. Capital Accumulation Plan (“SunCAP”) is a broad-based 401(k) qualified defined contribution plan for Sunoco and its subsidiaries, including our general partner. SunCAP is designed for long-term investment, to assist employees in accumulating funds for retirement. Employees who elect to participate in SunCAP may make contributions immediately. For employees having at least one year of service, we match the first five percent of base pay contributed, on a dollar-for-dollar basis. Effective July 1, 2010, for all employees, including NEOs who are affected by the pension freeze, we may make:

•	a discretionary profit sharing contribution of up to three percent of base pay for eligible employees, after one year of service; and

•

an additional discretionary profit sharing contribution of up to four percent of base pay for such employees who, on June 30, 2010, had at least 10 years of service and completed years of age and service totaling at least 60.

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

•

The Sunoco, Inc. Savings Restoration Plan is an excess 401(k) benefit plan available to employees of Sunoco and its subsidiaries, including our general partner. It is a non-qualified deferred compensation plan available to those SunCAP participants subject to compensation and/or contribution limitations under the Internal Revenue Code (“Code”). Participants may contribute amounts in excess of the applicable Code limits, up to five percent of base salary. The amounts of the company match for NEOs in 2011 under the Capital Accumulation Plan and the Savings Restoration Plan are included in the Summary Compensation Table on page 128 under “All Other Compensation” and are further described in the notes accompanying the table.

The present values of each NEO’s accumulated pension benefit, as of year-end 2011 are included in the Pension Benefits Table on page 134. More detailed descriptions of the Retirement Plan, the Pension Restoration Plan and Executive Retirement Plan are included in the narrative accompanying the table. Consistent with actions taken by employers in other industries, effective June 30, 2010, Sunoco froze pension benefits for all salaried employees, including NEOs, and many non-union employees. This includes any pension benefits that NEOs may have accrued and that are vested under the Executive Retirement Plan. Since the Partnership has no employees, we reimburse Sunoco for our allocated share of the Sunoco employee benefit plans. In addition to the freezing of retirement benefits, Sunoco phased out access to post-retirement medical benefits for employees who retire after July 1, 2010.

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

Perquisites: In 2011, certain NEOs also received a limited number of personal benefits, or “perquisites.” The dollar amount of the perquisites received by our NEOs is included in the Summary Compensation Table on page 128, under “All Other Compensation.”

Severance and Change-in-Control Benefits: An employee, including an NEO, is an employee at will. This means that our general partner may terminate an employee’s employment at any time, with or without notice, and with or without cause or reason. Upon certain terminations of employment and in the event of a change in control, certain benefits may be paid or provided to our NEOs.

•

Executive Involuntary Severance Plan provides certain severance benefits to certain of our general partner’s designated executive officers and other designated key management personnel who are involuntarily terminated other than for just cause, death or disability. In recognition of their past service, the plan is intended to alleviate the financial hardship that may be experienced by certain executives whose employment is terminated, due to circumstances beyond their control. The amount or kind of benefit to be provided is based on the executive’s position and compensation at the time of termination. Depending upon salary level, NEOs would receive severance payments ranging from one to one and one-half times base salary plus their annual individual incentive guideline in effect on the termination date. Eligible executives under the Involuntary Severance Plan are entitled to medical coverage during the applicable severance period, at the same rate that such benefits are provided to active employees.

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

The Annual Incentive Plan provides that, upon a change in control, as defined in the plan, the participants will receive a pro rata portion of the annual incentive award based on the level of attainment of applicable performance targets at the time of the change in control. The Sunoco Partners LLC Long-Term Incentive Plan provides that, in the event of a qualifying termination following a change in control (as such terms are defined in the plan), all awards of restricted units or unit options automatically vest and become payable or exercisable, as the case may be. Performance-based restricted units that have been outstanding for more than one year will be paid out at the greater of the target amount, or an amount in line with our actual performance immediately prior to the change in control. Those performance-based restricted units that have been outstanding for one year or less will be paid out at the target amount. Additional information regarding these plans can be found under “Other Potential Post-Employment Payments” starting on page 139.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table reflects the total compensation earned by each NEO in each of 2011, 2010 and 2009 (or such shorter period of time during which such individual served as an executive officer of the general partner):

Name and Principal Position	Year	Salary ($)		Stock Awards(1) ($)		Non-Equity Incentive Plan Compensation(2) ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
L. L. Elsenhans(5)	2011	n/a		364,566		n/a		n/a	n/a	364,566
Chairman and Chief	2010	n/a		n/a		n/a		n/a	n/a	—
Executive Officer

M.J. Hennigan	2011	488,300		881,954		680,200		589,142	59,536	2,699,132
President and Chief	2010	296,051	(6)	338,304	(7)	312,883		433,897	22,688	1,403,823
Operating Officer	2009	269,622	(6)	52,578		184,426	(8)	850,952	13,405	1,370,983

B. P. MacDonald(5)	2011	n/a		91,134		n/a		n/a	n/a	91,134
Vice President and Chief	2010	n/a		n/a		n/a		n/a	n/a	—
Financial Officer

D. A. Justin	2011	285,455		558,514		255,600		337,641	34,805	1,472,015
Vice President,	2010	278,493		397,368		117,928		294,458	20,373	1,108,620
Operations	2009	271,700		413,766		131,435		609,375	12,993	1,439,269

K. Shea-Ballay	2011	264,000		117,307		204,900		23,387	21,629	631,223
Vice President, General Counsel & Secretary

NOTES TO TABLE:

(1)

The amounts shown in this column reflect the aggregate grant date fair value of performance-based restricted unit awards under the LTIP, calculated in accordance with US GAAP. See Note 13 to our consolidated financial statements for fiscal 2011, for additional detail regarding assumptions underlying the value of these equity awards. These awards were approved by the Compensation Committee at its regularly scheduled meetings in January 2011, July 2010, January 2010 and January 2009.

(2)

The amounts shown in this column reflect annual incentive amounts paid under the Annual Incentive Plan, for performance during 2011, 2010 and 2009, which were payable on or before March 15, 2012, March 14, 2011, and March 12, 2010, respectively. The 2011 annual incentive amounts were earned at 199 percent of target.

(3)

The amounts shown in this column reflect the change in pension value for all defined benefit plans and supplemental executive retirement plans in which the NEOs participate between December 31, 2010 and December 31, 2011, December 31, 2009 and December 31, 2010, and December 31, 2008 and December 31, 2009, respectively. NEOs did not have any above-market or preferential payments on deferred compensation during 2011, 2010, or 2009. Certain NEOs have deferred amounts under the Savings Restoration Plan. The earnings received from participation in this plan are the same as dividends earned on Sunoco common stock (in the case of the Sunoco stock-related funds), and/or are based on the gains/losses of certain mutual funds, which are calculated in the same manner and at the same rate of earnings as for all other employees invested in those funds in the SunCAP.

(4)	The table below shows the components of this column for 2011:

Name	Year	Company Contribution Under Defined Contribution Plan(a) ($)	Cost of BasicLife Insurance(b) ($)	Financial Counseling(c) ($)	Perquisites >$10,000 ($)	Amounts Paid in Connection with Termination of Employment ($)	Total ($)
L. L. Elsenhans	2011	n/a	n/a	n/a	n/a	—	n/a
M. J. Hennigan	2011	58,596	940	—	—	—	59,536
B. P. MacDonald	2011	n/a	n/a	n/a	n/a	—	n/a
D. A. Justin	2011	34,255	550	—	—	—	34,805
K. Shea-Ballay	2011	21,120	509	n/a	—	—	21,629

(a)

Our general partner is a participating employer in both the SunCAP and the Savings Restoration Plan, which permits participants to continue to receive matching contributions after exceeding applicable Code limits allowed under the SunCAP.

(b)

Basic life insurance coverage is provided to employees of our general partner, including the NEOs. The coverage/premium amount is one times base salary, to a maximum coverage limit of one million dollars. The monthly rate was $0.171 for each $1,000 of base salary from January 1, 2011 through June 30, 2011. Beginning on July 1, 2011, the monthly rate was reduced to $0.150 for each $1,000 of base salary.

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

(5)

Ms. Elsenhans and Mr. MacDonald did not receive separate compensation for their services to us as directors of our general partner in 2010, or 2011, and they did not receive compensation for the services they provided as officers of our general partner in 2010. In January 2011, however, they did receive performance-based restricted unit awards under the LTIP, the payout of which is further conditioned upon continued service as officers of our general partner through the end of the applicable restriction period on December 31, 2013. Ms. Elsenhans and Mr. MacDonald are employees of Sunoco, and the compensation committee of Sunoco’s Board of Directors sets the components of their compensation, including salary and annual incentive. We have no control over Sunoco’s compensation determination process. Please refer to Sunoco’s 2012 Annual Meeting Proxy Statement for information on the compensation of Ms. Elsenhans and Mr. MacDonald during 2011.

(6)

Mr. Hennigan began his employment with our general partner on May 15, 2009. Prior to that, he was a senior executive at Sunoco. Pursuant to an agreement between Sunoco and us, we paid a portion of Mr. Hennigan’s base salary during 2009 and 2010. The figure in this column for 2009 represents the portion of his salary earned and allocated to us in 2009. Sunoco reimbursed us for that portion of Mr. Hennigan’s base salary in excess of this amount, pro-rated for 2009 (for a total reimbursement of $98,707). The figure in this column for 2010 represents the portion of his salary earned and allocated to us in 2010. Sunoco reimbursed us $157,932 for that portion of Mr. Hennigan’s base salary in excess of this amount. Sunoco no longer pays any portion of Mr. Hennigan’s salary. In 2011, we paid Mr. Hennigan’s entire base salary.

(7)	During 2010, Sunoco reimbursed us $125,000 in connection with Mr. Hennigan’s 2010 performance based restricted units.
(8)	The award amount granted to Mr. Hennigan under the Annual Incentive Plan was pro-rated to reflect Mr. Hennigan’s initiation of employment with our general partner on May 15, 2009.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the grant of plan-based awards to NEOs in 2011:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant date fair value of stock and option awards(3) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
L. L. Elsenhans(4)	01-27-2011	n/a	n/a	n/a
Chairman and Chief Executive Officer	01-27-2011				—	36,819	73,638	n/a	n/a

M.J. Hennigan	01-27-2011	—	341,810	683,620
President and Chief Operating Officer	01-27-2011				—	26,967	53,934	n/a	n/a

B. P. MacDonald(4)	01-27-2011	n/a	n/a	n/a
Vice President and Chief Financial Officer	01-27-2011				—	9,204	18,408	n/a	n/a

D. A. Justin	01-27-2011	—	128,455	256,910
Vice President, Operations	01-27-2011				—	8,934	17,868	n/a	n/a

K. Shea-Ballay	01-27-2011	—	105,600	211,200
Vice President, General Counsel & Secretary	01-27-2011				—	7,290	14,580	n/a	n/a

NOTES TO TABLE:

(1)

This reflects a target and maximum annual incentive award amounts granted under our general partner’s Annual Incentive Plan for each NEO equal to the target percentages set forth above in the section entitled “Elements of Compensation—Annual Incentive Awards—2011 Annual Incentive Payout Amount.” The maximum reflects that the NEO may receive up to 200 percent of the target annual incentive award amount. The annual incentive is paid out in cash, and amounts earned for performance during the 2011 year will be paid out no later than March 15, 2012.

(2)

The numbers of units shown in this table have been adjusted, in each case, as necessary to reflect the three-for-one forward split of our common units, effected as an equity distribution payment on December 2, 2011. The 2011 annual grants of performance-based restricted units were awarded under the LTIP on January 27, 2011. These performance-based restricted units were granted with tandem distribution equivalent rights. Actual payout of these awards will depend upon our achievement of certain specified performance levels, based upon weighted annual objectives for total unitholder return relative to our LTIP peer group and distribution coverage ratio relative to defined goals. The portion of each award that may be earned during the performance period (which runs from January 1, 2011 to December 31, 2013) ranges from a threshold value of zero, to a target value equal to 100 percent of the award, and a maximum value of 200 percent of the award. Payment of amounts earned will occur following the end of the performance period, assuming continued employment with the general partner at such time. See “Other Post-Employment Payments” for a discussion of the treatment of these awards under certain termination events or in the event of a change in control.

(3)

Reflects the grant date fair value of the performance-based restricted unit awards granted under the LTIP during fiscal 2011, computed in accordance with US GAAP. There were no time-vested awards (contingent solely upon continued employment with our general partner through the end of a specified restriction period) made to NEOs during 2011.

(4)	During 2011, Ms. Elsenhans and Mr. MacDonald did not participate in our general partner’s annual cash incentive plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the unvested and outstanding equity awards to each current NEO as of December 31, 2011:

Name	Stock Awards(1)
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
L. L. Elsenhans				36,819	(4)	1,450,667
Chairman and Chief Executive Officer

M.J. Hennigan	23,538	(5)	927,397	26,967	(4)	1,062,500
President and Chief Operating Officer				28,245	(6)	1,112,853

B. P. MacDonald				9,204	(4)	362,638
Vice President and Chief Financial Officer

D. A. Justin	11,097	(7)	437,222	8,934	(4)	352,000
Vice President, Operations				9,831	(6)	387,341

K. Shea-Ballay				7,290	(4)	287,226
Vice President, General Counsel & Secretary				4,440	(8)	174,936

NOTES TO TABLE:

(1)

The numbers of units shown in this table have been adjusted, in each case, as necessary to reflect the three-for-one forward split of our common units, effected as an equity distribution payment on December 2, 2011.

(2)

The market value or payout value of the unearned restricted units assumes a payout at the target of 100 percent, and is equal to the closing price of our common units on December 30, 2011 of $39.40, multiplied by the number of restricted units outstanding. The amounts shown in this column do not include amounts for related distribution equivalents that could be included in the payout.

(3)

Actual payout of these performance-based awards of restricted units under the LTIP will depend upon our achievement of certain specified performance levels, based upon total unitholder return relative to our LTIP peer group and distribution growth relative to our LTIP peer group or based on defined goals. The portion of each award that may be earned during the performance period ranges from a threshold value of zero, to a target value equal to 100 percent of the award, and a maximum value of 200 percent of the award. Payment of any amounts earned will occur following such period, assuming continued employment with the general partner at such time. At the end of the performance period, to the extent that the performance-based restricted units are paid out, each holder of performance-based restricted units also will receive an amount equal to the cumulative cash distributions that would have been paid over the performance period had he or she been the holder of record of a number of our common units, equal to the number of the performance-based restricted units, if any, paid out. See “Other Post-Employment Payments” for a discussion of the treatment of these awards under certain termination events, or in the event of a change in control.

(4)	Reflects performance-based restricted units awarded January 27, 2011, with a performance period ending on December 31, 2013.

(5)

January 26, 2010 time-vested award to Mr. Hennigan, under our general partner’s LTIP, of 23,538 retention-based restricted units. Vesting and payout of these units will occur in three installments, conditioned only upon Mr. Hennigan’s continued employment through the end of the restriction period applicable to each installment, as follows:

•	at December 31, 2012, one quarter (25%) of the restricted units in this award (5,886 units) will vest and become payable in the form of common units (one-for-one conversion);

•	at December 31, 2013, one quarter (25%) of the restricted units in this award (5,886 units) will vest and become payable in the form of common units (one-for-one conversion); and

•	at December 31, 2014, one half (50%) of the restricted units in this award (11,766 units) will vest and become payable in the form of common units (one-for-one conversion).

(6)	Reflects performance-based restricted units awarded January 26, 2010, with a performance period ending on December 31, 2012.
(7)

July 27, 2010 time-vested award to Mr. Justin, under our general partner’s LTIP, of 11,097 retention-based restricted units. Vesting and payout of these units is conditioned only upon Mr. Justin’s continued employment through the end of the restriction period applicable to each installment, as follows:

•	at July 30, 2012, two-thirds (67%) of the restricted units in this award (7,434 units) will vest and become payable in the form of common units (one-for-one conversion); and

•	at June 30, 2013, one-third (33%) of the restricted units in this award (3,663 units) will vest and become payable in the form of common units (one-for-one conversion).

(8)	Reflects performance-based restricted units awarded July 27, 2010, with a performance period ending on December 31, 2012.

OPTION EXERCISES AND STOCK VESTED

The following table provides information concerning the vesting in 2011 of certain restricted units, previously awarded under the LTIP to the NEOs:

Name	Stock Awards
	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
L.L. Elsenhans(3)	n/a	n/a
Chairman and Chief Executive Officer
M.J. Hennigan(4)	24,774	976,125
President and Chief Operating Officer
B. P. MacDonald(3)	n/a	n/a
Vice President and Chief Financial Officer
D. A. Justin(5)	26,717	1,052,660
Vice President, Operations
K. Shea-Ballay(3)	n/a	n/a
Vice President, General Counsel & Secretary

NOTES TO TABLE:

(1)

The numbers of units shown in this table have been adjusted, in each case, as necessary to reflect the three-for-one forward split of our common units, effected as an equity distribution payment on December 2, 2011.

(2)

The value realized on vesting was determined by multiplying: (i) the product of the target number of such restricted units and the applicable performance factor (175%) determined at the end of the performance period; by (ii) the closing market price of our common units on the vesting date ($39.40). These amounts do not reflect the value of units withheld by our General Partner to satisfy tax withholding obligations. Amounts shown in this column do not include the following amounts paid out in respect of the earned cumulative distribution equivalents on the restricted units:

Name	Grant Date	Value of Cumulative Distribution Equivalents Realized Upon Vesting ($)
M. J. Hennigan	07-20-2009	104,961
D. A. Justin	01-28-2009	122,229

The foregoing amounts were paid out in cash to Messrs. Hennigan and Justin in February 2012, and include the distribution equivalents earned under the cash distribution declared as of January 26, 2012.
(3)	Ms. Elsenhans, Ms. Shea-Ballay and MacDonald had no LTIP awards that vested during fiscal 2011.
(4)

The amounts shown reflect the number of performance-based restricted unit awards granted to Mr. Hennigan on July 20, 2009 under the LTIP that were vested in 2011 based on our level of attainment of certain performance goals over a performance period running from the date of grant through December 31, 2011. The number of units shown in the table reflects a payout percentage of 175 percent, based on the actual level of achievement of the specified performance goals (i.e., annual objectives for growth in distributions per common unit and total unitholder return ranked against peers) during the performance period.

(5)

The amounts shown reflect the number of performance-based restricted unit awards granted to Mr. Justin on January 28, 2009 under the LTIP that were vested in 2011 based on our level of attainment of certain performance goals over the three-year performance period running from January 1, 2009 through December 31, 2011. The number of units shown in the table reflects a payout percentage of 175 percent, based on the actual level of achievement of the specified performance goals (i.e., annual objectives for growth in distributions per common unit and total unitholder return ranked against peers) during the performance period.

PENSION BENEFITS

Our general partner is a participating employer in certain Sunoco pension and retirement plans, and our NEOs are eligible to participate in such plans. Benefits under these plans are calculated based on cash compensation including both base pay and annual incentives. T he table below shows the estimated annual retirement benefits payable to a covered executive based upon the final average pay formulas of the Sunoco, Inc. Retirement Plan (the “SCIRP”), the Sunoco, Inc. Pension Restoration Plan, and the Sunoco, Inc. Executive Retirement Plan (the “SERP”). Executives who participate in these plans may elect to receive their accrued benefits in the form of either a lump sum or an annuity. The estimates shown in the table below assume that benefits are received in the form of a single lump sum at retirement. These estimates do not take into account potential future increases in base salary, or future annual incentives that may be paid. Effective June 30, 2010, Sunoco froze pension benefits for all salaried and many non-union employees. This freeze also applies to the NEOs. Ms. Elsenhans and Mr. MacDonald particpate in these plans as employees of Sunoco. Since we do not reimburse Sunoco for their pension benefits, which are instead paid for by Sunoco, we have not provided any disclosure with regard to the potential retirement benefits for Ms. Elsenhans and Mr. MacDonald. Information on the potential retirement benefits earned by Ms. Elsenhans and Mr. MacDonald under the SCIRP, the Pension Restoration Plan and/or the SERP, is disclosed in Sunoco, Inc.’s 2012 Annual Meeting Proxy Statement.

Name	Plan	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefit Year-end 2011(2) ($)	Payments During Last Fiscal Year ($)
L. L. Elsenhans(3)	SCIRP (Qualified)	n/a	n/a	n/a
Chairman and Chief Executive Officer	Pension Restoration	n/a	n/a	n/a
	SERP	n/a	n/a	n/a

M.J. Hennigan	SCIRP (Qualified)	27.93	1,160,132	—
President and Chief Operating Officer	Pension Restoration	27.93	2,380,090	—
	SERP	27.93	—	—

B. P. MacDonald(3)	SCIRP (Qualified)	n/a	n/a	n/a
Vice President and Chief Financial Officer	Pension Restoration	n/a	n/a	n/a
	SERP	n/a	n/a	n/a

D. A. Justin	SCIRP (Qualified)	24.72	594,209	—
Vice President, Operations	Pension Restoration	24.72	181,683	—
	SERP	24.72	1,902,850	—

K. Shea-Ballay	SCIRP (Qualified)	5.19	143,277	—
Vice President, General Counsel & Secretary	Pension Restoration	5.19	11,807	—
	SERP	5.19	—	—

NOTES TO TABLE:

(1)	Credited years of service reflect actual service with the general partner, including years of service credited with Sunoco, Inc., prior to employment with our general partner.
(2)

An actuarial present value of the benefits is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested as of December 31, 2011 at a discount rate of 4.15%, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. Estimated future payments are assumed to be in the form of a single lump sum payment at retirement determined using interest rate and mortality table assumptions applicable under current IRS regulations for qualified pension plans. The conversion interest rate[s] assumed for lump sum payments are based on three segment rates under the Pension Protection Act of 2006 and the lump sum mortality table is derived from IRS regulations. In addition, the value of the lump sum payment includes the estimated value of the 50% postretirement death benefit payable to the spouse of a retired participant under the SERP and Final Average Pay formula benefits described below, if married. It is assumed that 90% of all male members are married and 60% of females are married, with wives assumed to be 3 years younger than husbands. The assumed retirement age for each executive is the earliest age at which the executive could retire without any benefit reduction due to age. For NEOs, the assumed retirement age is 60 (i.e., the earliest age at which the executive could retire without any benefit reduction due to age), or actual age, if older than 60. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age, final service, future compensation levels, interest rate movements and regulatory changes.

(3)

We do not reimburse Sunoco for the cost of pension benefits for Ms. Elsenhans and Mr. MacDonald. Their retirement benefits are paid for entirely by Sunoco. Data for Ms. Elsenhans and Mr. MacDonald are reported in Sunoco, Inc.’s 2012 Annual Meeting Proxy Statement.

The Sunoco, Inc. Retirement Plan

The Sunoco, Inc. Retirement Plan, or SCIRP, is a qualified defined benefit retirement plan that covers most salaried and many hourly employees, including the NEOs. The SCIRP provides for normal retirement at age 65. The plan includes two benefit formulas:

(1)	Final Average Pay formula

•

The benefit equals 1- 2/3 percent of Final Average Pay (the average earnings during the 36 consecutive months of highest earnings in the last ten years prior to retirement) multiplied by the credited service up to 30 years, plus  3/4 percent of Final Average Pay multiplied by the credited service over 30 years.

•	The benefit is then reduced by an amount equal to 1- 2/3 percent of the estimated Social Security Primary Insurance amount multiplied by the credited years of service up to a maximum of 30 years.

•	The benefit is further reduced by 5/12 percent for each month that retirement precedes age 60 (down to age 55), with the early retirement benefit at age 55 being 75 percent of the unreduced benefit.

(2)	Career Pay (cash balance) formula

•	The retirement benefit is expressed as an account balance, comprised of pay credits and indexing adjustments.

•	Pay credits equal seven percent of pay for the year up to the Social Security (FICA) Wage Base, ($106,800 in 2011) plus 12 percent of pay that exceeds the Wage Base for the year.

•

The indexing adjustment equals the account balance at the end of each month multiplied by the monthly change in the All-Urban Consumer Price Index, plus 0.17 percent. However, if in any month the adjustment would be negative, the adjustment would be zero for such month.

For employees, including NEOs, hired before January 1, 1987 (Mr. Hennigan), the benefits under SCIRP are the greater of the Final Average Pay or Career Pay formula benefits. An employee may retire at the Normal Retirement Age of 65 regardless of years of service with Sunoco, or may retire as early as age 55 with 10 years of service. All employees hired before January 1, 1987 are 100 percent vested in their benefits. For employees, including NEOs, hired on or after January 1, 1987 (Ms. Elsenhans, Ms. Shea-Ballay and Messrs. MacDonald and Justin), retirement benefits are calculated under the Career Pay formula only. An employee may retire at the Normal Retirement Age of 65, or may retire as early as age 55 with 10 years of service. An employee hired before January 1, 2008 is 40 percent vested in his or her benefit after completing two years of eligible service, and 100 percent vested after completing three years of eligible service. Employees hired on or after January 1, 2008 are 100 percent vested after three years of eligible service.

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

The SCIRP is subject to qualified plan Code limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits, under the plan. For 2009-2011, the limit on the compensation that may be used was $245,000. The limit on annual benefits payable for an employee retiring in 2011 was $195,000. Benefits in excess of those permitted under the statutory limits are paid from the Pension Restoration Plan, described below.

The amounts presented in the table above are actuarial present values based on accrued annual benefits, using pay and service through December 31, 2011. If the benefit is paid in a lump sum, the actual amount distributed would vary depending on the actual interest rate and the mortality assumptions used to calculate the distribution at the time of retirement. The mortality table and interest rates to be used in determining a lump sum have changed beginning in 2008 under the Pension Protection Act of 2006, or PPA. Under the PPA, the method for computing the lump sum interest rate is being phased in 20 percent annually through 2012. The effect of this change is expected to reduce lump sum amounts in the future. The estimated amounts above do not take into account future credited service, potential future changes in base salary, the annual guideline incentive opportunity, or future annual incentives that may be paid as a result of Company performance.

Sunoco, Inc. Pension Restoration Plan

The Pension Restoration Plan is a non-qualified plan that provides retirement benefits that would be provided under the SCIRP, but are prohibited from being paid from the SCIRP by the Code limits. See the discussion regarding the SCIRP, above, for the limits. The benefit paid by the Pension Restoration Plan is the excess of the total benefit accrued under the SCIRP over the amount of benefit that the SCIRP is permitted to provide under the Code. All benefits under the Pension Restoration Plan that are paid in a lump sum are calculated using the same actuarial factors applicable under the SCIRP. Payment of benefits is made upon termination of employment, except that payment of amounts subject to Code Section 409A is delayed until six months after separation from service for any specified employee as defined under Code Section 409A.

Sunoco, Inc. Executive Retirement Plan

The Sunoco, Inc. Executive Retirement Plan, or SERP, is a non-qualified defined benefit plan that may cover certain executive employees, including the NEOs. The SERP may provide pension benefits over and above an NEO’s benefits under SCIRP and the Pension Restoration Plan. All SERP benefits are offset by the SCIRP and the Pension Restoration Plan benefits. NEOs hired before 1987 (Mr. Hennigan) generally will not receive a SERP benefit at retirement, since their SCIRP and Pension Restoration Plan benefits at retirement will equal or exceed their SERP benefits. An NEO must be at least 55 years old with five years of qualifying executive service, to be eligible for a SERP retirement benefit.

Ms. Elsenhans and Messrs. Hennigan, Justin and MacDonald may be eligible to participate in this program. The SERP benefit (before offset by the SCIRP and Pension Restoration Plan benefits) equals the highest benefit resulting from three calculations:

(1)	SCIRP Final Average Pay formula (described on page 135).

(2)	Minimum Benefit formula

•	The benefit equals 3- 1/3 percent of Final Average Pay multiplied by credited service up to 12 years, with the maximum benefit under this formula equal to 40 percent of Final Average Pay.

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

NONQUALIFIED DEFERRED COMPENSATION

The following table includes deferred compensation provided to the NEOs in 2011, under the Sunoco, Inc. Savings Restoration Plan (“Savings Restoration Plan”), a nonqualified plan made available to employees who participate in the Sunoco, Inc. Capital Accumulation Plan, or SunCAP, (Sunoco’s 401(k) plan) and who may be subject to Code limits on compensation and/or contributions. Under the Savings Restoration Plan, the participant may contribute to an account in excess of the applicable limits. The executive’s contributions and our general partner’s matching contributions are credited to the extent they would be credited under the SunCAP. Ms. Elsenhans and Mr. MacDonald participate in the savings Restoration Plan and in the SunCAP as employees of Sunoco. Since we do not make any matching contributions to either plan on their behalf, nor do we reimburse Sunoco for any other expense relating to their participation in these plans, we have not provided any disclosure with regard to the participation of Ms. Elsenhans and Mr. MacDonald in the Savings Restoration Plan and/or SunCAP. Such disclosure is contained in Sunoco, Inc.’s 2012 Annual Meeting Proxy Statement. The investment funds available under the Savings Restoration Plan are the same as those available to all employees participating in the SunCAP and the executive receives earnings, depending on the fund the contributions are allocated to, which are calculated in the same matter and at the same rate of earnings as for all other employees invested in those funds in the SunCAP. The following table also includes any remaining balances that each NEO has accrued under the annual financial planning allowance that was discontinued beginning on January 1, 2007. NEOs are allowed to use remaining balances accrued prior to 2005, if any.

Name	Source	Executive Contributions in 2011 ($)	Registrant Contributions in 2011(1) ($)	Aggregate Earnings in 2011(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2011 ($)
L. L. Elsenhans(3)	Savings Restoration Plan	n/a	n/a	n/a	n/a	n/a
Chairman and
Chief Executive Officer

M.J. Hennigan	Savings Restoration Plan	13,225	31,739	(6,755)	0	150,853
President and	Financial Counseling(4)					2,350
Chief Operating Officer

B. P. MacDonald(3)	Savings Restoration Plan	n/a	n/a	n/a	n/a	n/a
Vice President and
Chief Financial Officer

D. A. Justin	Savings Restoration Plan	2,023	4,855	390	0	20,962
Vice President,	Financial Counseling(4)					3,000
Operations

K. Shea-Ballay	Savings Restoration Plan	950	1,520	27	0	2,497
Vice President, General
Counsel & Secretary

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

(3)	Data for Ms. Elsenhans and Mr. MacDonald are reported in Sunoco, Inc.’s 2012 Annual Meeting Proxy Statement.

(4)

Although the financial counseling allowances were discontinued effective January 1, 2007, the NEOs may use any remaining amounts that were accrued prior to 2005, until the balance has been depleted. This amount reflects the aggregate remaining balance.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS

Certain plans, described below, provide for payments of benefits to the NEOs in connection with termination, or separation from employment, retirement, or a change in control of our general partner, or in some cases, Sunoco. The actual amounts paid can be determined only at the time of such NEO’s separation from employment with our general partner. The following describes the benefits that the NEOs would receive if such an event occurred. As employees of Sunoco, Ms. Elsenhans and Mr. MacDonald participate in Sunoco’s corresponding severance and termination plans. To the extent that they participate in such Sunoco plans, they are not eligible to participate in, or to receive benefits from, our general partner’s Special Executive Severance plan, or Executive Involuntary Termination plan. Since we do not reimburse Sunoco for any expense relating to the participation of Ms. Elsenhans and Mr. MacDonald in these Sunoco plans, and since they are not currently eligible to participate in our corresponding plans, we have not provided any disclosure with regard to potential benefits payable to Ms. Elsenhans and Mr. MacDonald under the general partner’s Special Executive Severance Plan, or Executive Involuntary Termination plan. Disclosure regarding the participation by, and benefits payable to, Ms. Elsenhans and Mr. MacDonald is contained in Sunoco, Inc.’s 2012 Annual Meeting Proxy Statement.

•	Retirement: The benefits paid to the NEOs upon retirement are described above, on pages 134 to 137.

•	Voluntary Termination: An NEO who resigns and leaves voluntarily, would receive the following benefits:

•

Sunoco, Inc. Retirement Plan (the “SCIRP”) and Pension Restoration Plan: Retirement eligible NEOs hired prior to January 1, 1987 (Mr. Hennigan) would receive benefits based upon the Final Average Pay formula of the SCIRP, which is a qualified defined benefit retirement plan. Effective January 1, 1987, for employees hired subsequent to that date, the SCIRP was converted from a final average pay plan to a cash balance pension plan. SCIRP benefits for NEOs hired after this conversion (Ms. Elsenhans, Ms. Shea-Ballay and Messrs. MacDonald and Justin) are calculated using the Career Pay formula, based on a percentage of pay each year and an indexing adjustment. Normal retirement age under the SCIRP is 65 years. To the extent that the amount payable exceeds the maximum amount that may be paid under the SCIRP, the remaining amount would be paid under the Pension Restoration Plan. Effective June 30, 2010, Sunoco froze pension benefits for all salaried and many non-union employees. This freeze also applies to the NEOs.

•

Sunoco, Inc. Executive Retirement Plan (the “SERP”): The SERP provides pension benefits over and above benefits that may be paid under the SCIRP to participants who are at least 55 years of age, with a minimum of five years service as an executive. SERP benefits are offset by benefits payable under other qualified or non-qualified plans of Sunoco, Inc. The maximum benefit payable under any SERP formula cannot exceed 50 percent of final average earnings. Under the terms of the SERP, Mr. Justin is eligible to receive benefits under this plan.

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

•	Vacation Benefits: Each NEO would be entitled to receive payment for his or her accrued vacation, which benefit is generally provided to active employees of the Partnership’s general partner.

•	Involuntary Termination—For Cause: An NEO who is terminated for cause would receive the following:

•

SCIRP/SERP: Benefits accrued under the SCRIP, SERP and Pension Restoration Plans would be paid according to the terms of those plans applicable to terminated or retirement eligible employees, as described in the Voluntary Termination section above.

•	LTIP: Under the LTIP, if an NEO is not retirement eligible, outstanding performance-based restricted units would be cancelled as of the termination date.

•	Sunoco Partners LLC Annual Incentive Plan: Any annual incentive award for that year would be forfeited.

•	Vacation Benefits: Each NEO would receive payment for his or her accrued vacation, which benefit is generally provided to active employees of the Partnership’s general partner.

•	Involuntary Termination—Not for Cause:

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

•

SCIRP: NEOs hired prior to January 1, 1987 (Mr. Hennigan) would receive benefits based upon the Final Average Pay formula of the SCIRP. SCIRP benefits for NEOs hired after the January 1, 1987 conversion of SCIRP from a final average pay plan to a cash balance pension plan (Ms. Elsenhans, Ms. Shea-Ballay and Messrs. MacDonald and Justin), are calculated using the Career Pay formula. To the extent that the amount payable exceeds the amount available under the SCIRP, the remaining amount would be paid under the Pension Restoration Plan.

•

SERP: SERP benefits are offset by benefits payable under the SCIRP and Pension Restoration Plan. Under the terms of the SERP, Ms. Elsenhans and Messrs. Hennigan, Justin and MacDonald are eligible to receive benefits under this plan.

•	Involuntary Termination—Change of Control

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

•

SCIRP: In the event of a change of control, the benefits of a participant whose employment began before September 5, 2001, and who is terminated (as defined in the plan) following a change in control, become 100 percent vested and are increased as follows:

•

Final Average Pay formula. A participant’s service is increased by three years, subject to reduction for service after the change in control. Final Average Pay will be the greater of : (A) the regularly determined Final Average Pay, (B) Final Average Pay based on earnings of the month preceding the change in control, or (C) Final Average Pay based on earnings for the month preceding the termination of employment. For purposes of (B) and (C) monthly earnings will include base pay and  1/12 of the unadjusted annual guideline annual incentive under the Sunoco Partners LLC Annual Incentive Plan.

•

Career Pay (cash balance) formula. A participant’s service is increased by three years, subject to reduction for service after the change in control. In the month of termination, a participant’s Career Pay Earnings are increased by an amount equal to 36 months less the number of months worked after the Change in Control, times the greater of Career Pay Earnings for: (A) the month preceding termination or (B) the month preceding the change in control. For purposes of (A) and (B) monthly earnings will include base pay and  1/12 of the annual guideline annual incentive under the Sunoco Partners LLC Annual Incentive Plan.

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

•	The benefit will be paid in a lump sum six months after separation from service with Sunoco pursuant to Code Section 409A.

•	Change of Control—Regardless of Termination

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

•	Death: In the case of death, an NEO’s beneficiary(ies) or estate would receive the following benefits:

•	Insurance:

•	Life insurance benefits equal to one times base compensation up to a maximum of $1 million plus any supplemental life insurance elected and paid for by the NEO.

•	Travel Accident insurance in the amount of three times base compensation (up to a maximum of $3 million) would be payable in the event of accidental death while traveling on company business.

•

An Occupational Death benefit in the amount of $250,000 would be payable in the event of accidental death on the company’s premises in the course of his job; however, the Occupational Death Plan does not pay benefits if there is a Travel Accident benefit of three times base compensation.

•

If the NEO is married, medical coverage would be available to his or her spouse on the same basis as other married employees, i.e., if retirement eligible at death, coverage would be available to his or her spouse on the same basis as other retirement eligible employees. If not retirement eligible, coverage would be available for a period equal to the time he or she was employed by the generalpartner or until the spouse reached age 65, if earlier.

•	SCIRP:

•

With respect to an NEO who is eligible for Final Average Pay formula benefits under SCIRP (Mr. Hennigan), his or her spouse would receive the greater of: (A) 50 percent of the benefit under the Final Average Pay formula, or (B) 100 percent of the benefit accrued under the Career Earnings Formula. A non-married NEO’s beneficiary(ies) or estate would receive 100 percent of the benefit accrued under the Career Earnings Formula. This benefit is the same for all similarly situated employees.

•

With respect to an NEO that is eligible for Career Pay Formula benefits only under SCIRP (Ms. Elsenhans, Ms. Shea-Ballay and Messrs. MacDonald and Justin), a married or non-married NEO’s spouse, beneficiary(ies) or estate would receive 100 percent of the benefit accrued under the Career Earnings Formula. This benefit is the same for all similarly situated employees.

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

•	Disability: In the case of a termination of employment due to disability, an NEO would be eligible for the following benefits:

•	SCIRP/SERP: An NEO would continue to accrue benefits under SCIRP and SERP until normal retirement date or later, according to the terms of those plans.

•	Medical and Life Insurance: Medical and life insurance coverage would be available to the NEO on the same basis as to other disabled employees.

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

Except for Ms. Elsenhans and Mr. MacDonald (as explained above), the tables on the following pages reflect the estimated potential compensation and benefits for the NEOs under various scenarios involving a termination of employment. These amounts are estimates of the amounts that would be paid to the NEOs and the actual amounts paid can only be determined at the time of a named executive officer’s termination of employment. These estimates are based on the following assumptions:

•

the applicable provisions in the agreements and arrangements governing the NEOs’ benefits and payment which are summarized in the “Other Potential Post-Employment Payments” section on pages 139 to 143;

•	the triggering event occurred on December 31, 2011;

•	the price per Partnership unit is the price at the close on December 30, 2011 ($39.40);

•	pension lump-sum values are based on applicable segment interest rates being phased in under the Pension Protection Act of 2006;

•	health and welfare benefits are included, where applicable, at the estimated value of the continuation of these benefits; and

•	each NEO has exhausted all available vacation benefits as of December 31, 2011.

Sunoco Logistics Partners L.P.

Other Potential Post-Employment Payments as of December 31, 2011

Lynn L. Elsenhans(1)

Chairman, President and Chief Executive Officer

Type of Benefit	Voluntary Termination ($)	Death ($)	Disability (s)	Termination for Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Cash Severance
Base Salary	0	0	0	0	0	0
Annual Incentive	0	0	0	0	0	0

Total Cash Severance	0	0	0	0	0	0

Additional Pension Benefits	0	0	0	0	0	0

Unit Ownership(2)
Performance-Based RSU (2010-2012) (3)	0	0	0	0	0	0
Performance-Based RSU (2011-2013) (3)	0	1,509,944	1,509,944	0	0	1,509,944
Time-Vested RSUs	0	0	0	0	0	0

Total Unit Ownership	0	1,509,944	1,509,944	0	0	1,509,944

Other Benefits
Outplacement	0	0	0	0	0	0
Health & Welfare	0	0	0	0	0	0

Total Other Benefits	0	0	0	0	0	0

TOTAL	0	1,509,944	1,509,944	0	0	1,509,944

NOTES TO TABLE

(1)

Ms. Elsenhans is not eligible for additional severance benefits under the Sunoco Partners LLC Special Executive Severance Plan, due to her participation in the Sunoco, Inc. Special Executive Severance Plan.

(2)

Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $39.40 (closing price of Sunoco Logistics Partners L.P., on December 30, 2011). Values include unvested/unearned dividend equivalent rights of accelerated vesting of unit ownership.

(3)

Upon a Change in Control, performance-based RSUs outstanding more than twelve months from the grant date are paid out at the greater of target or actual performance immediately prior to the Change in Control. The estimated payout for the 2010 performance cycle would have been 182.5% of target (194% of target based on Total Return results and 171% of target based on Cash Distribution Growth results). Performance-based RSUs outstanding less than twelve months from the grant date prior to a Change in Control, are not adjusted for any performance factors.

Under death, disability and retirement, outstanding performance-based RSUs would continue to the end of the performance period, and payment, if any, would be based as though the participant had continued to be employed through the end of the performance period. Assumed to be paid at target under these scenarios.

Sunoco Logistics Partners L.P.

Other Potential Post-Employment Payments as of December 31, 2011

Brian P. MacDonald(1)

Vice President and Chief Financial Officer

Type of Benefit	Voluntary Termination ($)	Death ($)	Disability (s)	Termination for Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Cash Severance
Base Salary	0	0	0	0	0	0
Annual Incentive	0	0	0	0	0	0

Total Cash Severance	0	0	0	0	0	0

Additional Pension Benefits	0	0	0	0	0	0

Unit Ownership(2)
Performance-Based RSU (2010-2012) (3)	0	0	0	0	0	0
Performance-Based RSU (2011-2013) (3)	0	377,456	377,456	0	0	377,456
Time-Vested RSUs	0	0	0	0	0	0

Total Unit Ownership	0	377,456	377,456	0	0	377,456

Other Benefits
Outplacement	0	0	0	0	0	0
Health & Welfare	0	0	0	0	0	0
Total Other Benefits	0	0	0	0	0	0

TOTAL	0	377,456	377,456	0	0	377,456

NOTES TO TABLE

(1)

Mr. MacDonald is not eligible for additional severance benefits under the Sunoco Partners LLC Special Executive Severance Plan, due to his participation in the Sunoco, Inc. Special Executive Severance Plan.

(2)

Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $39.40 (closing price of Sunoco Logistics Partners L.P., on December 30, 2011). Values include unvested/unearned dividend equivalent rights of accelerated vesting of unit ownership.

(3)

Upon a Change in Control, performance-based RSUs outstanding more than twelve months from the grant date are paid out at the greater of target or actual performance immediately prior to the Change in Control. The estimated payout for the 2010 performance cycle would have been 182.5% of target (194% of target based on Total Return results and 171% of target based on Cash Distribution Growth results). Performance-based RSUs outstanding less than twelve months from the grant date prior to a Change in Control, are not adjusted for any performance factors.

Under death, disability and retirement, outstanding performance-based RSUs would continue to the end of the performance period, and payment, if any, would be based as though the participant had continued to be employed through the end of the performance period. Assumed to be paid at target under these scenarios.

Sunoco Logistics Partners L.P.

Other Potential Post-Employment Payments as of December 31, 2011

Michael J. Hennigan

President and Chief Operating Officer

Type of Benefit	Voluntary Termination ($)	Death ($)	Disability (s)	Termination for Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Cash Severance
Base Salary(1)	0	0	0	0	732,450	976,600
Annual Incentive(2)	0	0	0	0	512,715	683,620

Total Cash Severance	0	0	0	0	1,245,165	1,660,220

Additional Pension Benefits(3)	0	0	0	0	235,727	559,411

Unit Ownership(4)(5)
Performance-Based RSU (2010-2012)(6)	0	1,200,836	1,200,836	0	2,191,526	2,191,526
Performance-Based RSU (2011-2013)(6)	0	1,105,916	1,105,916	0	1,105,916	1,105,916
Time-Vested RSUs(6)	0	1,000,718	1,000,718	0	1,000,718	1,000,718

Total Unit Ownership	0	3,307,470	3,307,470	0	4,298,160	4,298,160

Other Benefits
Outplacement(7)	0	0	0	0	18,000	18,000
Health & Welfare(8)	0	0	0	0	150,000	13,445

Total Other Benefits	0	0	0	0	168,000	31,445

TOTAL	0	3,307,470	3,307,470	0	5,947,052	6,549,236

NOTES TO TABLE

(1)	Consists of 2.0 x multiple of the base salary prior to the Change in Control. Upon involuntary termination not for cause, consists of 78 weeks of base salary in effect on the termination date.
(2)	Consists of 2.0 x multiple of the target bonus prior to the Change in Control. Upon involuntary termination not for cause, consists of 78 weeks of target bonus in effect on the termination date.
(3)	SERP benefit payable as a lump sum on January 1, 2012.
(4)

Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $39.40 (closing price of Sunoco Logistics Partners L.P., on December 30, 2011). Values include unvested/unearned dividend equivalent rights of accelerated vesting of unit ownership.

(5)

Pursuant to the terms of a letter agreement with Mr. Hennigan, dated November 2, 2011, in the event of his involuntary termination not for cause, Mr. Hennigan’s time-vested RSUs will continue to vest and pay out, and his performance-based RSUs will be treated as described below for a Change in Control event.

(6)

Upon a Change in Control, performance-based RSUs outstanding more than twelve months from the grant date are paid out at the greater of target or actual performance immediately prior to the Change in Control. The estimated payout for the 2010 performance cycle would have been 182.5% of target (194% of target based on Total Return results and 171% of target based on Cash Distribution Growth results). Performance-based RSUs outstanding less than twelve months from the grant date prior to a Change in Control, are not adjusted for any performance factors.

Under death, disability and retirement, outstanding performance-based RSUs would continue to the end of the performance period, and payment, if any, would be based as though the participant had continued to be employed through the end of the performance period. Assumed to be paid at target under these scenarios.
(7)	Reimbursement for outplacement services ($18,000) as provided by our general partner.

(8)

Health & Welfare and life insurance coverage during the severance period (78 weeks; 52 weeks under a Change in Control). Annual medical costs provided by our general partner. Dental coverage is not provided upon involuntary termination not for cause. Mr. Hennigan will receive a lump sum payment of $150,000 in lieu of the regular Company subsidiary for post-employment benefits.

Sunoco Logistics Partners L.P.

Other Potential Post-Employment Payments as of December 31, 2011

David A. Justin

Vice President, Operations

Type of Benefit	Voluntary Termination ($)	Death ($)	Disability (s)	Termination for Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Cash Severance
Base Salary(1)	0	0	0	0	285,455	570,910
Annual Incentive(2)	0	0	0	0	128,455	256,910

Total Cash Severance	0	0	0	0	413,910	827,820

Additional Pension Benefits(3)	0	0	0	0	0	418,060

Unit Ownership(4)
Performance-Based RSU (2010-2012)(5)	417,965	417,965	417,965	0	0	762,786
Performance-Based RSU (2011-2013)(5)	366,383	366,383	366,383	0	0	366,383
Time-Vested RSUs	0	0	0	0	0	463,633

Total Unit Ownership	784,348	784,348	784,348	0	0	1,592,802

Other Benefits
Outplacement(6)	0	0	0	0	18,000	18,000
Health & Welfare(7)	0	0	0	0	13,165	13,654

Total Other Benefits	0	0	0	0	31,165	31,654

TOTAL	784,348	784,348	784,348	0	445,075	2,870,336

NOTES TO TABLE

(1)	Consists of 2.0 x multiple of the base salary prior to the Change in Control. Upon involuntary termination not for cause, consists of 52 weeks of base salary in effect on the termination date.
(2)	Consists of 2.0 x multiple of the target bonus prior to the Change in Control. Upon involuntary termination not for cause, consists of 52 weeks of target bonus in effect on the termination date.
(3)	SERP benefit payable as a lump sum on January 1, 2012.
(4)

Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $39.40 (closing price of Sunoco Logistics Partners L.P., on December 30, 2011). Values include unvested/unearned dividend equivalent rights of accelerated vesting of unit ownership.

(5)

Upon a Change in Control, performance-based RSUs outstanding more than twelve months from the grant date are paid out at the greater of target or actual performance immediately prior to the Change in Control. The estimated payout for the 2010 performance cycle would have been 182.5% of target (194% of target based on Total Return results and 171% of target based on Cash Distribution Growth results). Performance-based RSUs outstanding less than twelve months from the grant date prior to a Change in Control, are not adjusted for any performance factors.

Under death, disability and retirement, outstanding performance-based RSUs would continue to the end of the performance period, and payment, if any, would be based as though the participant had continued to be employed through the end of the performance period. Assumed to be paid at target under these scenarios.
(6)	Reimbursement for outplacement services ($18,000) as provided by our general partner.
(7)

Health & Welfare and life insurance coverage during the severance period (52 weeks). Annual medical costs provided by our general partner. Dental coverage is not provided upon involuntary termination not for cause.

Sunoco Logistics Partners L.P.

Other Potential Post-Employment Payments as of December 31, 2011

Kathleen Shea-Ballay

Vice President, General Counsel and Secretary

Type of Benefit	Voluntary Termination ($)	Death ($)	Disability (s)	Termination for Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Cash Severance
Base Salary(1)	0	0	0	0	264,000	528,000
Annual Incentive(2)	0	0	0	0	105,600	211,200

Total Cash Severance	0	0	0	0	369,600	739,200

Additional Pension Benefits(3)	0	0	0	0	0	127,716

Unit Ownership(4)
Performance-Based RSU (2010-2012)(5)	0	185,503	185,503	0	0	338,543
Performance-Based RSU (2011-2013)(5)	0	298,963	298,963	0	0	298,963

Total Unit Ownership	0	484,466	484,466	0	0	637,506

Other Benefits
Outplacement(6)	0	0	0	0	18,000	18,000
Health & Welfare(7)	0	0	0	0	13,124	13,613

Total Other Benefits	0	0	0	0	31,124	31,613

TOTAL	0	484,466	484,466	0	400,724	1,536,035

NOTES TO TABLE

(1)	Consists of 2.0 x multiple of the base salary prior to the Change in Control. Upon involuntary termination not for cause, consists of 52 weeks of base salary in effect on the termination date.
(2)	Consists of 2.0 x multiple of the target bonus prior to the Change in Control. Upon involuntary termination not for cause, consists of 52 weeks of target bonus in effect on the termination date.
(3)	SERP benefit payable as a lump sum on January 1, 2012.
(4)

Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $39.40 (closing price of Sunoco Logistics Partners L.P., on December 30, 2011). Values include unvested/unearned dividend equivalent rights of accelerated vesting of unit ownership.

(5)

Upon a Change in Control, performance-based RSUs outstanding more than twelve months from the grant date are paid out at the greater of target or actual performance immediately prior to the Change in Control. The estimated payout for the 2010 performance cycle would have been 182.5% of target (194% of target based on Total Return results and 171% of target based on Cash Distribution Growth results). Performance-based RSUs outstanding less than twelve months from the grant date prior to a Change in Control, are not adjusted for any performance factors.

Under death, disability and retirement, outstanding performance-based RSUs would continue to the end of the performance period, and payment, if any, would be based as though the participant had continued to be employed through the end of the performance period. Assumed to be paid at target under these scenarios.
(6)	Reimbursement for outplacement services ($18,000) as provided by our general partner.
(7)

Health & Welfare and life insurance coverage during the severance period (52 weeks). Annual medical costs provided by our general partner. Dental coverage is not provided upon involuntary termination not for cause.

DIRECTOR COMPENSATION

Currently, directors who are also employees of Sunoco, or our general partner, or their respective affiliates, receive no additional compensation for service on the general partner’s Board of Directors or any committees of the Board. As such, they are not included in the narrative or tabular disclosures below.

Compensation Philosophy: The Board of Directors believes that the compensation program for independent directors should be designed to attract experienced and highly qualified individuals; provide appropriate compensation for their commitment and contributions to us and our unitholders; and align the interests of the independent directors and unitholders. The Board of Directors engages a third-party compensation consultant to benchmark director compensation against our LTIP Peer Group, other pipeline companies, and general industry. For 2011, the Board of Directors engaged a director compensation consultant from Fredrick W. Cook, Inc. & Co. This consultant provided advice regarding “best practices” and trends in director compensation. Independent directors are compensated partly in cash and partly in restricted units, representing limited partnership interests in us. Currently, equity-based compensation represents a substantial portion of the total compensation package.

Retainers and Fees: During 2011, each non-employee director received an annual retainer of $66,000 in cash, paid quarterly, and a number of restricted units, granted quarterly, under the Sunoco Partners LLC Long-Term Incentive Plan. These restricted units had an aggregate fair market value equal to $44,000 on an annual basis (the fair market value of each quarterly payment of restricted units is calculated as of the payment date). These restricted units are required to be deferred, and are credited to each independent director’s mandatory deferred compensation account under the Directors’ Deferred Compensation Plan. Amounts deferred in the form of restricted units are treated as if invested in common units of the Partnership, and include a credit for distribution equivalent rights (in the form of additional restricted units), credited on the applicable date(s) for Partnership cash distributions. In addition, the committee chairs of the Board of Directors also receive the following supplemental annual retainers (payable in quarterly installments):

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

Directors’ Deferred Compensation Plan: While required to defer all grants of restricted units, our directors are permitted voluntarily to defer all or a portion of their cash retainers and fees under the Sunoco Partners LLC Directors’ Deferred Compensation Plan. Voluntarily deferred cash compensation amounts are credited in the form of restricted units, the value of which varies as though invested in our common units. Amounts voluntarily deferred in the form of restricted units also are credited with distribution equivalent rights (in the form of additional restricted units), on the applicable date(s) for our cash distributions. Payments of compensation deferred under the Directors’ Deferred Compensation Plan are restricted in terms of the earliest and latest dates that payments may begin. All deferrals, whether mandatory or voluntary, will be paid out in cash.

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

Directors’ Unit Ownership Guidelines: Each independent director is expected to own common units, representing limited partnership interests in us, with a market value equal to at least three times the total

(cash and restricted unit) annual retainer and meeting fees (for both Board of Directors and committee meetings). Directors who do not meet the criteria for independence established by the New York Stock Exchange and our corporate governance guidelines must own at least three thousand (3,000) of our common units. Included in the determination of unit ownership for purposes of these guidelines are all common units beneficially owned, as well as any restricted units in the Directors’ Deferred Compensation Plan. New directors are allowed a five-year phase-in period to comply with the guidelines.

Indemnification: Each director will be indemnified fully by us for actions associated with being a member of our general partner’s Board of Directors, to the extent permitted under applicable state law.

The following table reflects the compensation earned by each of the non-employee directors of our general partner during 2011:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
L.W. Berry, Jr. . Independent Director	66,000	44,000	45,880	155,880

S.L. Cropper Independent Director	73,000	44,000	28,579	145,579

P.L. Frederickson Independent Director	69,500	44,000	19,888	133,388

W. R. Silver Independent Director	72,000	44,000	4,786	120,786

NOTES TO TABLE:

(1)

During 2011, Mr. Cropper served as Presiding Director and Chair of the Conflicts Committee, Mr. Silver served as Chair of the Audit Committee, and Mr. Frederickson served as Chair of the Compensation Committee. The amounts shown in this column include:

(a)	the 2011 annual cash retainer for independent directors (totaling $66,000 for each of Messrs. Berry, Cropper, Frederickson and Silver;
(b)	the applicable, committee chair retainers: i.e., $6,000 for Mr. Silver as chair of the Audit Committee; $2,000 for Mr. Cropper as chair of the Conflicts Committee; and $3,500 for Mr. Frederickson as chair of the Compensation Committee; and
(c)	the $5,000 presiding director retainer paid to Mr. Cropper in 2011.

Pursuant to the Sunoco Partners LLC Directors’ Deferred Compensation Plan, the directors are permitted voluntarily to defer all, or a portion, of their retainers. These amounts are deferred in the form of restricted units. During 2011, Mr. Silver was the only director to voluntarily defer his quarterly retainer. As of December 31, 2011, the following directors had the following aggregate numbers of restricted units accumulated in their respective voluntary deferred compensation accounts for their years of service (these figures include distribution equivalents credited to such accounts in the form of additional restricted units):

• L. W. Berry, Jr.:	12,495
• P.L. Frederickson:	4,278
• W. R. Silver:	2,426

(2)

The amounts shown in this column reflect the aggregate grant date fair value, computed in accordance with US GAAP, of the portion of the annual retainer that was granted quarterly, in the form of restricted units issued pursuant to the LTIP during 2011. For each director, this restricted unit retainer is automatically and mandatorily deferred, in accordance with terms of the Sunoco Partners LLC Directors’ Deferred Compensation Plan. As of December 31, 2011, these directors had the following aggregate numbers of restricted units accumulated in their respective mandatory deferred compensation accounts as a result of the involuntary deferrals of the restricted unit retainer for their years of service (these figures include distribution equivalents credited to such accounts in the form of additional restricted units):

• L. W. Berry, Jr.:	17,870
• S. L. Cropper:	19,214
• P.L. Frederickson :	9,395
• W. R. Silver	2, 960

(3)	Amounts shown in this column reflect distribution equivalents earned on deferred compensation during 2011.

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

An executive’s compensation package includes a mix of base salary, cash-based short-term incentives, and equity-based long-term incentives. The mix is designed to balance the emphasis on short-term and long-term performance. Performance metrics applicable to short-term and long-term incentives have included a mix of financial and non-financial goals, some of which have been relative to our performance peers, such as the LTIP Peer Group. For example, for the 2011 annual incentive, the metrics included cash flow from operations and health, environment and safety performance. The long-term metrics for the 2011 performance-based restricted units were total unitholder return and growth in cash distributions to unitholders relative to our peers. This approach creates a balance of absolute and relative performance to ensure that executives are rewarded when sustained results exceed our peer group.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors, and the Board has approved, the inclusion of the “Compensation Discussion and Analysis” in the Partnership’s Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2011, for filing with the Securities and Exchange Commission.

Respectfully submitted on February 20, 2012 by the members of the Compensation Committee of the Board of Directors of Sunoco Partners LLC:

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

The Committee discussed with our internal audit department and independent registered public accounting firm the overall scope and plans for their respective audits. In addition, the Committee has reviewed and discussed the audited financial statements and management’s and the independent registered public accounting firm’s evaluations of the Partnership’s system of internal control over financial reporting contained in the 2011 Annual Report on Form 10-K. As part of this review, the Committee met with the General Auditor and the independent registered public accounting firm, with and without management present, to discuss the results of their audits and the overall quality of the Partnership’s financial reporting.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors, and the Board has approved, the inclusion of the audited financial statements and management’s report on internal control over financial reporting in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for filing with the Securities and Exchange Commission.

Respectfully submitted on February 20, 2012 by the members of the Audit Committee of the Board of Directors of Sunoco Partners LLC:

William Silver (Chair)

L. Wilson Berry, Jr.

Stephen L. Cropper

Philip L. Frederickson

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2011, regarding our common units that may be issued upon conversion (assuming a one-for-one conversion) of outstanding restricted units granted under the general partner’s Long-Term Incentive Plan to executive officers, directors, and other key employees. For more information about this plan (which did not require approval by our limited partners at the time of its adoption in 2002), refer to “Item 11—Executive Compensation.”

EQUITY COMPENSATION PLAN INFORMATION(1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,190,155	—	806,225

Total	1,190,155	—	806,225

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

Beneficial Ownership Table

The following table sets forth the beneficial ownership of our common units by directors of Sunoco Partners LLC (our general partner), by each NEO and by all current directors and executive officers of Sunoco Partners LLC as a group as of December 31, 2011. Unless otherwise noted, each individual exercises sole voting or investment power over the Partnership common units shown in the table. For purposes of this table, beneficial ownership includes Partnership common units as to which the person has sole or shared voting or investment power, as well as: (a) those Partnership common units that such person has the right to acquire through the December 31, 2011 vesting and February 9, 2012 conversion of performance-based restricted units awarded January 28, 2009 and July 20, 2009, and of certain time-based restricted units granted on January 27, 2011; and (b) any additional Partnership common units that a person otherwise has the right to acquire within 60 days of December 31, 2011, through the conversion of restricted units. During 2011, Sunoco Partners LLC was owned by the following members: Sun Pipe Line Company (63.6 percent); Sunoco, Inc. (R&M) (17.4 percent); and Atlantic Refining & Marketing Corp. (19.0 percent), each of which is a direct or indirect wholly-owned subsidiary of Sunoco, Inc.

Name of Beneficial Owner(1)	Number of Common Units Beneficially Owned(1)		Percentage of Common Units Beneficially Owned	Number of Restricted Units Owned(2)
Sunoco Partners LLC	29,591,202	(3)		n/a
	3,939,435	(4)		n/a
Cynthia A. Archer	6,000		*	n/a
L. Wilson Berry, Jr.	—		*	30,365
Stephen L. Cropper	27,600		*	19,214
Lynn L. Elsenhans(5)	3,696		*	n/a
Stacy L. Fox	999		*	n/a
Philip L. Frederickson	6,000		*	13,673
Michael J. Hennigan	24,774		*	n/a
David A. Justin	68,231		*	n/a
Brian P. MacDonald	—		*	n/a
Kathleen Shea-Ballay	—		*	n/a
William R. Silver	—		*	5,386
Dennis Zeleny	—		*	n/a
All directors and executive officers as a group (16 persons)	155,909		*

*	Less than 0.5 percent.
NOTES	TO TABLE:
(1)

The address of each beneficial owner named above is: 1818 Market Street, Suite 1500, Philadelphia, PA 19103. The numbers of units shown in this table have been adjusted, in each case, as necessary to reflect the three-for-one forward split of our common units, and Class A units, effected as an equity distribution payment on December 2, 2011

(2)

The amounts shown in this column represent the balance, as of December 31, 2011, of restricted units credited to the respective deferred compensation accounts established for each independent director pursuant to the terms of the Sunoco Partners LLC Director’s Deferred Compensation Plan. These restricted units cannot be converted to our common units, and will be paid out in cash (as a lump sum or series of installments), commencing on:

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

(3)

On November 22, 2011, Sunoco, Inc. entered into a new $800 Million secured revolving credit facility, with a syndicate of 17 participating banks and financial institutions, including JPMorgan Chase Bank, N.A. as administrative agent. Borrowings under this facility may be made up to the lesser of total available commitments, or the amount of a periodically adjusted borrowing base calculated by reference to the value of certain collateral including, among other things, 3,250,000 common units, representing limited partnership interests in us. Following the unit split on December 2, 2011, the number of common units subject to the lien of this pledge is now 9,750,000. In the absence of any event of default by Sunoco under this new credit facility, our general partner retains voting rights; and is entitled to collect and receive all distributions paid in respect of the pledged common units (other than payments received in connection with a liquidation, or in exchange for, or redemption of, such units); provided, however, that, until actually paid, any right to receive such distributions remains subject to the lien created by the pledge. Following an event of default by Sunoco, the administrative agent can transfer and register in its name (or that of a nominee) all or a portion of the pledged units, and can exercise all voting and other rights as a holder, including the right to receive distributions.

(4)

On July 1, 2011, we issued an aggregate of 1,313,145 of our Class A units (then valued at approximately $98 million) to our general partner. These Class A units were offered and issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and are not listed for trading on the New York Stock Exchange. The Class A units are a new class of limited partner interests in us, and are not entitled to receive the quarterly distributions made on our common units. However, the Class A units otherwise have the same terms and conditions as our common units, including voting rights. The Class A units will convert automatically, on a one-for-one basis, into common units on July 1, 2012. The terms of the Class A units are set forth in Amendment No. 1 to our Third Amended and Restated Partnership Agreement, attached as Exhibit 3.1 to our Form 8-K filed on July 5, 2011. The Class A units were issued in conjunction with the acquisition from Sunoco, Inc. (R&M), through a series of related intercompany contributions, of a tank farm and other related assets, located at Sunoco’s idled Eagle Point Refinery in Westville, New Jersey. Following the unit split on December 2, 2011, the number of Class A units is now 3,939,435.

(5)	Ms. Elsenhans and her spouse have joint voting and investment power with respect to these units.

In addition to the foregoing, Tortoise Capital Advisors LLC, a Delaware limited liability company, filed a Schedule 13G on February 10, 2012, to report that, as of December 31, 2011, it had shared voting power over 7,100,180 common units of the Partnership, and beneficial ownership of, and shared dispositive power over 7,587,376 common units of the Partnership, representing 7.6 percent of the total outstanding common units of the Partnership, as of that date.

The following table sets forth certain information regarding beneficial ownership of Sunoco, Inc.’s common stock, as of December 31, 2011, by directors of our general partner, by each NEO and by all directors and executive officers of our general partner, as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of Sunoco common stock shown in the table. For purposes of this table, beneficial ownership includes shares of Sunoco common stock as to which the person has sole or shared voting or investment power and also any shares of Sunoco, Inc. common stock that such person has the right to acquire within 60 days of December 31, 2011, through the exercise of any option, warrant, or right.

Name of Beneficial Owner	Shares of Sunoco, Inc. Common Stock Beneficially Owned	Percentage of Sunoco, Inc. Common Stock Beneficially Owned
Cynthia A. Archer	4,732	*
L. Wilson Berry, Jr.	—	*
Stephen L. Cropper	—	*
Lynn L. Elsenhans(1)	407,844	*
Stacy L. Fox	10,066	*
Philip L. Frederickson	—	*
Michael J. Hennigan	13,983	*
David A. Justin	—	*
Brian P. MacDonald	49,554	*
Kathleen Shea-Ballay	900	*
William R. Silver	—	*
Dennis Zeleny	37,262	*
All directors and executive officers as a group (16 persons)	524,341	*

*	Less than 0.5 percent

NOTES TO TABLE:

(1)	Ms. Elsenhans has joint voting and investment power with respect to 28,000 of these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 5, 2010, our general partner, Sunoco Partners LLC, completed the sale of 6.6 million common units of the Partnership in a registered public secondary offering. As of February 23, 2012 our general partner owns a 33.7 percent partnership interest, which includes a 2 percent general partner interest and 29.6 and 3.9 million common and Class A units, respectively, representing a 31.7 percent limited partner interest in us. The general partner’s ability to manage and operate us effectively gives the general partner the ability to control us.

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

The following table presents the aggregate fees for audit and other professional services by our independent registered public accounting firm, Ernst & Young LLP, for each of the last two fiscal years:

	For the Year Ended December 31,
Type of Fee	2011	2010
	(in millions)
Audit Fees(1)	$1.3	$1.2
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$1.3	$1.2

NOTE TO TABLE:

(1)

Audit fees consist of fees for the audit of the Partnership’s annual consolidated financial statements, review of consolidated financial statements included in the Partnership’s quarterly reports on Form 10-Q and review of registration statements and issuance of comfort letters, consents and review of documents filed with the SEC. Audit fees also include the fees for the audit of the Partnership’s internal control as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

(a) The following documents are filed as part of this report:

(1) The financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2) All financial statement schedules required are included in the financial statements or notes thereto.

(3) Exhibits:

Exhibit No.	Description
2.1*	Asset and Membership Interest Purchase and Sale Agreement between Texon Distribution L.P. and Butane Acquisition I LLC, dated as of June 25, 2010 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-31219, filed August 4, 2010)

2.1.1*	Schedules and Exhibits to Asset and Membership Interest Purchase and Sale Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.1.1 of Form 8-K, File No. 1-31219, filed August 4, 2010)

3.1*	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement, file No. 333-71968, filed October 22, 2001)

3.2*	Certificate of Limited Partnership of Sunoco Logistics Operations L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed December 18, 2001)

3.3*	First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 3.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

3.4*	Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of January 26, 2010 (incorporated by reference to Exhibit 3.1 of Sunoco Logistics Partners L.P.’s Current Report on Form 8-K, File No. 1-31219, filed January 28, 2010)

3.4.1*	Amendment No. 1 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of July 1, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed July 5, 2011)

3.5*	Third Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC dated as of July 1, 2011 (incorporated by reference to Exhibit 3.2 of Form 8-K, File No. 1-31219, filed July 5, 2011)

10.1*

$350,000,000 Credit Agreement dated as of August 22, 2011, among Sunoco Logistics Partners Operations L.P., as the Borrower; Sunoco Logistics Partners L.P., as the Guarantor; Citibank, N.A., as Administrative Agent, Swing Line Lender and as a Lender and L/C Issuer; Barclays Bank PLC, as a Lender and L/C Issuer; and the other Lenders Party Hereto (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed November 3, 2011)

10.2*	$200,000,000 364-Day Revolving Credit Agreement dated as of August 22, 2011, among Sunoco Partners Marketing & Terminals L.P., as Borrower; Sunoco Logistics Partners Operations L.P. and Sunoco Logistics Partners L.P., as the Guarantors; Citibank, N.A, as Administrative Agent and as a Lender; Barclays Bank PLC, as a Lender; and the other Lenders Party Hereto (incorporated by reference to Exhibit 10.2 of Form 10-Q, File No. 1-31219, filed November 3, 2011)

10.3*	Indenture, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-3, File No. 333-130564, filed December 21, 2005)

Exhibit No.	Description
10.4*	Contribution, Conveyance and Assumption Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sun Pipe Line Company of Delaware, Sunoco, Inc. (R&M), Atlantic Petroleum Corporation; Sunoco Texas Pipe Line Company, Sun Oil Line of Michigan (Out) LLC, Mid-Continent Pipe Line (Out) LLC, Sun Pipe Line Services (Out) LLC, Atlantic Petroleum Delaware Corporation, Atlantic Pipeline (Out) L.P., Sunoco Partners LLC, Sunoco Partners Lease Acquisition & Marketing LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners GP LLC, Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Mid-Con (In) LLC, Atlantic (In) L.P., Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners Operations GP LLC, Atlantic R&M (In) L.P., Sun Pipe Line Services (In) L.P., Sunoco Michigan (In) LLC, Atlantic (In) LLC, Sunoco Logistics Pipe Line GP LLC, Sunoco R&M (In) LLC, and Atlantic Refining & Marketing Corp. (incorporated by reference to Exhibit 10.4 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.5*	Omnibus Agreement, dated as of February 8, 2002, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.5.1*	Amendment No. 2011-1 to Omnibus Agreement, dated as of February 22, 2011, and effective January 1, 2011, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware LLC, Atlantic Petroleum Corporation, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Pipeline L.P. and Sunoco Partners LLC (incorporated by reference to Exhibit 10.6.1 of Form-K, file No. 1-31219 filed February 23, 2011)

10.6*	Amended and Restated Treasury Services Agreement, dated as of November 26, 2003, by and among Sunoco, Inc., Sunoco Logistics Partners L.P., and Sunoco Logistics Partners Operations L.P. (incorporated by reference to Exhibit 10.7.1 of Form 10-K, file No. 1-31219, filed March 4, 2004)

10.7*	Intellectual Property and Trademark License Agreement, dated as of February 8, 2002 among Sunoco, Inc., (“Sunoco”), Sunoco, Inc. (R&M), Sunmarks, Inc., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.8 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.8*	Inter-refinery Lease, dated as of February 8, 2002, between Sunoco Pipeline L.P., and Sunoco, Inc. (R&M) (incorporated by reference to Exhibit 10.9 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.9*	Sunoco Partners LLC Executive Involuntary Severance Plan, as amended and restated as of July 27, 2010 (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed August 4, 2010)

10.10*	Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated as of April 25, 2011 (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed May 5, 2011)

10.10.1*	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11.1 of Form 10-K, file No. 1-31219, filed February 23, 2011)

10.10.2*	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11.2 of Form 10-K, file No. 1-31219, filed February 23, 2011)

Exhibit No.	Description

10.11*	Sunoco Partners LLC Annual Incentive Plan, as amended and restated as of April 25, 2011 (incorporated by reference to Exhibit 10.2 of Form 10-Q, file No. 1-31219, filed May 5, 2011)

10.12*	Sunoco Partners LLC Directors’ Deferred Compensation Plan, as amended and restated as of July 27, 2010 (incorporated by reference to Exhibit 10.4 of Form 10-Q, file No. 1-31219, filed August 4, 2010)

10.13*	Sunoco Partners LLC Special Executive Severance Plan, as amended and restated as of July 27, 2010 (incorporated by reference to Exhibit 10.5 of Form 10-Q, file No. 1-31219, filed August 4, 2010)

10.14***	Crude Oil Pipeline Throughput and Deficiency Agreement between Motiva Enterprises LLC and Sunoco Pipeline L.P., dated as of December 19, 2006 (incorporated by reference to Exhibit 10.19 of Form 10-K, file no. 1-31219, filed February 23, 2007)

10.15***	Marine Dock and Terminalling Agreement between Motiva Enterprises LLC and Sunoco Partners Marketing & Terminals L.P., dated as of December 19, 2006 (incorporated by reference to Exhibit 10.20 of Form 10-K, file no. 1-31219, filed February 23, 2007)

10.16*	Membership Interest Purchase Agreement, effective as of July 27, 2006, between Sunoco, Inc. and Sunoco Pipeline Acquisition LLC (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed August 2, 2006)

10.17*	Product Terminal Services Agreement, dated as of May 1, 2007, among Sunoco, Inc. (R&M) and Sunoco Partners Marketing & Terminals L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed July 31, 2007)

10.17.1	Letter Agreement, dated January 19, 2012, amending Product Terminal Services Agreement

10.18*	Repurchase Agreement between Sunoco Logistics Partners L.P. and Sunoco Partners LLC, dated January 26, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K, file No. 1-31219, filed January 28, 2010)

10.19*

Contribution Agreement, dated as of June 29, 2011, to be effective July 1, 2011, by and among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., and certain subsidiaries and affiliates of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q/A, file No. 1-31219, filed August 8, 2011).

10.20*

Letter Agreement dated November 2, 2011, by and between Sunoco Partners LLC and Michael J. Hennigan, President and Chief Operating Officer (incorporated by reference to Exhibit 10.3 of Form 10-Q, file No. 1-31219, filed November 3, 2011).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1*	Code of Ethics for Senior Officers (incorporated by reference to Exhibit 10.14.1 to Form 10-K, File No. 1-31219, filed March 4, 2004)

21.1	Subsidiaries of Sunoco Logistics Partners L.P.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Officer Certification Pursuant to Exchange Act Rule 13a-14(a)

31.2	Officer Certification Pursuant to Exchange Act Rule 13a-14(a)

Exhibit No.	Description

32.1	Officer Certification Pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350

101.1	The following financial statements from Sunoco Logistics Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Income; (ii) the Balance Sheets; (iii) the Statements of Cash Flows; (iv) the Statements of Equity; and, (v) the Notes to Financial Statements.

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.
**	Confidential status has been granted for certain portions of this exhibit pursuant to a Confidential Treatment Request filed May 9, 2005. Such provisions have been separately filed with the Commission.
***	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed February 23, 2007. Such provisions have been separately filed with the Commission.
†	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed July 31, 2007. Such provisions have been separately filed with the Commission.

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
Brian P. MacDonald
Vice President and Chief Financial Officer

February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012.

L. WILSON BERRY, JR.*	PHILIP L. FREDERICKSON*
L. Wilson Berry, Jr. Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Philip L. Frederickson Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

STEPHEN L. CROPPER*	MICHAEL D. GALTMAN*
Stephen L. Cropper Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Michael D. Galtman Controller (Principal Accounting Officer)

WILLIAM J. EASTER, III*	MICHAEL J. HENNIGAN*
William J. Easter, III Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Michael J. Hennigan President and Chief Operating Officer and Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

GARY W. EDWARDS*	BRIAN P. MACDONALD*
Gary W. Edwards Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Brian P. MacDonald Vice President and Chief Financial Officer and Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

LYNN L. ELSENHANS*	WILLIAM R. SILVER*
Lynn L. Elsenhans Chairman and Chief Executive Officer of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Executive Officer)	William R. Silver Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

STACY L. FOX*	DENNIS ZELENY*
Stacy L. Fox Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Dennis Zeleny Vice President and Chief Human Resources Officer and Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.