Form 10-K/A
period 2011-12-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2012-02-29
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At February 24, 2012, the number of the registrant’s Common Units and Class A Units outstanding were 99,601,231 and 3,939,435, respectively.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

The sole purpose of this Amendment No. 1 to Sunoco Logistics Partners L.P.’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 24, 2012, is to furnish a revised Item 13. “Certain Relationships and related Transactions, and Director Independence” to the Form 10-K in accordance with Items 404 and 407(a) of Regulation S-K. Due to an administrative error, certain sections of Item 13 were omitted from the original filing of the Form 10-K. Item 13 provides information regarding related party transactions and director independence.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

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

Operational Stage

Payments to the general partner and its affiliates	We paid the general partner an administrative fee, $18 million for the year ended December 31, 2011, for the provision of various general and administrative services for our benefit. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of the general partner who provide services to us. The general partner has sole discretion in determining the amount of these expenses.

Removal or withdrawal of the general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests as provided in the Partnership Agreement.

Liquidation Stage

Liquidation	Upon liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

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

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	The financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2)	All financial statement schedules required are included in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit No.	Description

2.1*	Asset and Membership Interest Purchase and Sale Agreement between Texon Distribution L.P. and Butane Acquisition I LLC, dated as of June 25, 2010 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-31219, filed August 4, 2010)

2.1.1*	Schedules and Exhibits to Asset and Membership Interest Purchase and Sale Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.1.1 of Form 8-K, File No. 1-31219, filed August 4, 2010)

3.1*	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement, file No. 333-71968, filed October 22, 2001)

3.2*	Certificate of Limited Partnership of Sunoco Logistics Operations L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed December 18, 2001)

3.3*	First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 3.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

3.4*	Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of January 26, 2010 (incorporated by reference to Exhibit 3.1 of Sunoco Logistics Partners L.P.’s Current Report on Form 8-K, File No. 1-31219, filed January 28, 2010)

3.4.1*	Amendment No. 1 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of July 1, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed July 5, 2011)

3.5*	Third Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC dated as of July 1, 2011 (incorporated by reference to Exhibit 3.2 of Form 8-K, File No. 1-31219, filed July 5, 2011)

10.1*	$350,000,000 Credit Agreement dated as of August 22, 2011, among Sunoco Logistics Partners Operations L.P., as the Borrower; Sunoco Logistics Partners L.P., as the Guarantor; Citibank, N.A., as Administrative Agent, Swing Line Lender and as a Lender and L/C Issuer; Barclays Bank PLC, as a Lender and L/C Issuer; and the other Lenders Party Hereto (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed November 3, 2011)

10.2*	$200,000,000 364-Day Revolving Credit Agreement dated as of August 22, 2011, among Sunoco Partners Marketing & Terminals L.P., as Borrower; Sunoco Logistics Partners Operations L.P. and Sunoco Logistics Partners L.P., as the Guarantors; Citibank, N.A, as Administrative Agent and as a Lender; Barclays Bank PLC, as a Lender; and the other Lenders Party Hereto (incorporated by reference to Exhibit 10.2 of Form 10-Q, File No. 1-31219, filed November 3, 2011)

10.3*	Indenture, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-3, File No. 333-130564, filed December 21, 2005)

Exhibit No.	Description

10.4*	Contribution, Conveyance and Assumption Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sun Pipe Line Company of Delaware, Sunoco, Inc. (R&M), Atlantic Petroleum Corporation; Sunoco Texas Pipe Line Company, Sun Oil Line of Michigan (Out) LLC, Mid-Continent Pipe Line (Out) LLC, Sun Pipe Line Services (Out) LLC, Atlantic Petroleum Delaware Corporation, Atlantic Pipeline (Out) L.P., Sunoco Partners LLC, Sunoco Partners Lease Acquisition & Marketing LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners GP LLC, Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Mid-Con (In) LLC, Atlantic (In) L.P., Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners Operations GP LLC, Atlantic R&M (In) L.P., Sun Pipe Line Services (In) L.P., Sunoco Michigan (In) LLC, Atlantic (In) LLC, Sunoco Logistics Pipe Line GP LLC, Sunoco R&M (In) LLC, and Atlantic Refining & Marketing Corp. (incorporated by reference to Exhibit 10.4 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.5*	Omnibus Agreement, dated as of February 8, 2002, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.5.1*	Amendment No. 2011-1 to Omnibus Agreement, dated as of February 22, 2011, and effective January 1, 2011, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware LLC, Atlantic Petroleum Corporation, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Pipeline L.P. and Sunoco Partners LLC (incorporated by reference to Exhibit 10.6.1 of Form-K, file No. 1-31219 filed February 23, 2011)

10.6*	Amended and Restated Treasury Services Agreement, dated as of November 26, 2003, by and among Sunoco, Inc., Sunoco Logistics Partners L.P., and Sunoco Logistics Partners Operations L.P. (incorporated by reference to Exhibit 10.7.1 of Form 10-K, file No. 1-31219, filed March 4, 2004)

10.7*	Intellectual Property and Trademark License Agreement, dated as of February 8, 2002 among Sunoco, Inc., (“Sunoco”), Sunoco, Inc. (R&M), Sunmarks, Inc., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.8 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.8*	Inter-refinery Lease, dated as of February 8, 2002, between Sunoco Pipeline L.P., and Sunoco, Inc. (R&M) (incorporated by reference to Exhibit 10.9 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.9*	Sunoco Partners LLC Executive Involuntary Severance Plan, as amended and restated as of July 27, 2010 (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed August 4, 2010)

10.10*	Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated as of April 25, 2011 (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed May 5, 2011)

10.10.1*	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11.1 of Form 10-K, file No. 1-31219, filed February 23, 2011)

10.10.2*	Form of Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11.2 of Form 10-K, file No. 1-31219, filed February 23, 2011)

Exhibit No.	Description

10.11*	Sunoco Partners LLC Annual Incentive Plan, as amended and restated as of April 25, 2011 (incorporated by reference to Exhibit 10.2 of Form 10-Q, file No. 1-31219, filed May 5, 2011)

10.12*	Sunoco Partners LLC Directors’ Deferred Compensation Plan, as amended and restated as of July 27, 2010 (incorporated by reference to Exhibit 10.4 of Form 10-Q, file No. 1-31219, filed August 4, 2010)

10.13*	Sunoco Partners LLC Special Executive Severance Plan, as amended and restated as of July 27, 2010 (incorporated by reference to Exhibit 10.5 of Form 10-Q, file No. 1-31219, filed August 4, 2010)

10.14***	Crude Oil Pipeline Throughput and Deficiency Agreement between Motiva Enterprises LLC and Sunoco Pipeline L.P., dated as of December 19, 2006 (incorporated by reference to Exhibit 10.19 of Form 10-K, file no. 1-31219, filed February 23, 2007)

10.15***	Marine Dock and Terminalling Agreement between Motiva Enterprises LLC and Sunoco Partners Marketing & Terminals L.P., dated as of December 19, 2006 (incorporated by reference to Exhibit 10.20 of Form 10-K, file no. 1-31219, filed February 23, 2007)

10.16*	Membership Interest Purchase Agreement, effective as of July 27, 2006, between Sunoco, Inc. and Sunoco Pipeline Acquisition LLC (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed August 2, 2006)

10.17*	Product Terminal Services Agreement, dated as of May 1, 2007, among Sunoco, Inc. (R&M) and Sunoco Partners Marketing & Terminals L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed July 31, 2007)

10.17.1*	Letter Agreement, dated January 19, 2012, amending Product Terminal Services Agreement (incorporated by reference to Exhibit 10.17.1 of Form 10-K, file no. 1-31219, filed February 24, 2012)

10.18*	Repurchase Agreement between Sunoco Logistics Partners L.P. and Sunoco Partners LLC, dated January 26, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K, file No. 1-31219, filed January 28, 2010)

10.19*	Contribution Agreement, dated as of June 29, 2011, to be effective July 1, 2011, by and among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., and certain subsidiaries and affiliates of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q/A, file No. 1-31219, filed August 8, 2011).

10.20*	Letter Agreement dated November 2, 2011, by and between Sunoco Partners LLC and Michael J. Hennigan, President and Chief Operating Officer (incorporated by reference to Exhibit 10.3 of Form 10-Q, file No. 1-31219, filed November 3, 2011).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 of Form 10-K, file no. 1-31219, filed February 24, 2012)

14.1*	Code of Ethics for Senior Officers (incorporated by reference to Exhibit 10.14.1 to Form 10-K, File No. 1-31219, filed March 4, 2004)

21.1*	Subsidiaries of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 21.1 of Form 10-K, file no. 1-31219, filed February 24, 2012)

23.1*	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of Form 10-K, file no. 1-31219, filed February 24, 2012)

24.1*	Power of Attorney (incorporated by reference to Exhibit 24.1 of Form 10-K, file no. 1-31219, filed February 24, 2012)

31.1	Officer Certification Pursuant to Exchange Act Rule 13a-14(a)

31.2	Officer Certification Pursuant to Exchange Act Rule 13a-14(a)

Exhibit No.	Description

32.1*	Officer Certification Pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32.1 of Form 10-K, file no. 1-31219, filed February 24, 2012)

101.1*	The following financial statements from Sunoco Logistics Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Income; (ii) the Balance Sheets; (iii) the Statements of Cash Flows; (iv) the Statements of Equity; and, (v) the Notes to Financial Statements (incorporated by reference to Exhibit 101.1 of Form 10-K, file no. 1-31219, filed February 24, 2012)

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.
**	Confidential status has been granted for certain portions of this exhibit pursuant to a Confidential Treatment Request filed May 9, 2005. Such provisions have been separately filed with the Commission.
***	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed February 23, 2007. Such provisions have been separately filed with the Commission.
†	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed July 31, 2007. Such provisions have been separately filed with the Commission.

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

February 29, 2012