Form 10-Q
period 2012-03-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2012-05-03
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At March 31, 2012, the number of the registrant’s Common Units and Class A Units outstanding were 99,601,231 and 3,939,435, respectively.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in millions, except per unit amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Sales and other operating revenue:
Affiliates (Note 3)	$126	$303
Unaffiliated customers	3,275	1,955
Other income	2	2
Gain on divestment and related matters (Note 2)	11	—

Total Revenues	3,414	2,260

Costs and Expenses
Cost of products sold and operating expenses	3,225	2,145
Depreciation and amortization expense	25	18
Impairment charge	9	—
Selling, general and administrative expenses	26	22

Total Costs and Expenses	3,285	2,185

Operating Income	129	75
Net interest cost - affiliates (Note 3)	—	1
Other interest cost and debt expense, net	26	20
Capitalized interest	(2)	(1)

Income Before Provision for Income Taxes	$105	$55
Provision for income taxes (Note 6)	8	5

Net Income	$97	$50
Net income attributable to noncontrolling interests	2	2

Net Income Attributable to Sunoco Logistics Partners L.P.	$95	$48

Calculation of Limited Partners’ interest:
Net income attributable to Sunoco Logistics Partners L.P.	$95	$48
Less: General Partner’s interest	(15)	(12)

Limited Partners’ interest(1)	$80	$36

Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 4):
Basic	$0.77	$0.36
Diluted	$0.77	$0.36
Weighted average Limited Partners’ units outstanding:
Basic	103.5	99.3
Diluted	103.9	99.8

Comprehensive Income	$93	$51
Comprehensive income attributable to noncontrolling interests	2	2

Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$91	$49

(1)	Includes interest in net income attributable to Class A units.

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31,	December 31,
	2012	2011
	(UNAUDITED)

Assets
Current Assets
Cash and cash equivalents	$2	$5
Advances to affiliated companies (Note 3)	35	107
Accounts receivable, affiliated companies (Note 3)	17	—
Accounts receivable, net	2,001	2,188
Inventories (Note 5)	279	206

Total Current Assets	2,334	2,506

Properties, plants and equipment	3,263	3,234
Less accumulated depreciation and amortization	(730)	(712)

Properties, plants and equipment, net	2,533	2,522

Investment in affiliates (Note 7)	73	73
Goodwill	77	77
Intangible assets, net	270	277
Other assets	34	22

Total Assets	$5,321	$5,477

Liabilities and Equity
Accounts payable	$2,086	$2,111
Current portion of long-term debt (Note 8)	—	250
Accrued liabilities	67	112
Accrued taxes payable (Note 6)	59	62

Total Current Liabilities	2,212	2,535

Long-term debt (Note 8)	1,583	1,448
Other deferred credits and liabilities	73	78
Deferred income taxes (Note 6)	223	222
Commitments and contingent liabilities (Note 9)

Total Liabilities	4,091	4,283

Total Equity	1,230	1,194

Total Liabilities and Equity	$5,321	$5,477

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$97	$50
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25	18
Impairment charge	9	—
Deferred income tax expense	1	—
Amortization of financing fees and bond discount	1	1
Restricted unit incentive plan expense	3	3
Claim on recovery of environmental liability	(12)	—
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(17)	152
Accounts receivable, net	182	(409)
Inventories	(73)	(236)
Accounts payable and accrued liabilities	(68)	427
Accrued taxes	(3)	(1)
Other	(6)	1

Net cash provided by operating activities	139	6

Cash Flows from Investing Activities:
Capital expenditures	(50)	(28)
Proceeds from divestments and related matters	11	—

Net cash used in investing activities	(39)	(28)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(55)	(51)
Distributions paid to noncontrolling interests	—	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(5)	(3)
Repayments under credit facility	(41)	(19)
Borrowings under credit facility	176	70
Repayments of senior notes	(250)	—
Advances to affiliated companies, net	72	27
Other	—	(1)

Net cash (used in) / provided by financing activities	(103)	22

Net change in cash and cash equivalents	(3)	—
Cash and cash equivalents at beginning of year	5	$2

Cash and cash equivalents at end of period	$2	$2

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(in millions)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Common	Class A

Balance at January 1, 2011	$940	$—	$28	$(3)	$77	$1,042

Comprehensive Income
Net Income	36	—	12	—	2	50
Change in cash flow hedges	—	—	—	1	—	1

Total comprehensive income	36	—	12	1	2	51
Units issued under incentive plans	3	—	—	—	—	3
Distribution equivalent rights	—	—	—	—	—	—
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(3)	—	—	—	—	(3)
Distributions paid to limited partners, general partner and noncontrolling interests	(39)	—	(12)	—	(1)	(52)
Other	—	—	1	(1)	—	—

Balance at March 31, 2011	$937	$—	$29	$(3)	$78	$1,041

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	Common	Class A

Balance at January 1, 2012	$1,039	$22	$34	$1	$98	$1,194

Comprehensive Income
Net Income	78	2	15	—	2	97
Change in cash flow hedges	—	—	—	(4)	—	(4)

Total comprehensive income	78	2	15	(4)	2	93
Units issued under incentive plans	3	—	—	—	—	3
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(5)	—	—	—	—	(5)
Distributions paid to limited partners, general partner and noncontrolling interests	(41)	—	(14)	—	—	(55)

Balance at March 31, 2012	$1,074	$24	$35	$(3)	$100	$1,230

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sunoco Logistics Partners L.P. (“the Partnership”) is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products and crude oil pipelines, terminalling and storage assets, and refined products and crude oil acquisition and marketing assets. The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil, in 29 states located throughout the United States. Sunoco, Inc. and its wholly-owned subsidiaries including Sunoco, Inc. (R&M) are collectively referred to as “Sunoco.” Sunoco accounted for 3.7 percent of the Partnership’s total revenues for the three months ended March 31, 2012.

The consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P., and include the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. The Partnership holds a controlling financial interest in Inland Corporation (“Inland”), Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“West Texas Gulf”), and as such, these joint ventures are reflected as consolidated subsidiaries of the Partnership from the respective dates of acquisition. All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in equity and net income are shown separately in the condensed consolidated balance sheets and statements of comprehensive income. Equity ownership interests in corporate joint ventures, in which the Partnership does not have a controlling financial interest, are accounted for under the equity method of accounting.

In June 2011, the Financial Accounting Standards Board (“FASB”) codified guidance related to the presentation of comprehensive income. The guidance requires entities to present net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. For the first quarter 2012, the Partnership presents the components of net income and total comprehensive income in its consolidated statements of comprehensive income. The new guidance does not change the components that are recognized in net income and the components that are recognized in other comprehensive income. The revised presentation has been retroactively applied to all periods presented.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. The Partnership expects the interim increase in quantities of crude oil inventory to decline by year end and therefore, has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the three months ended March 31, 2012 are not necessarily indicative of results for the full year 2012.

2. Change in Business and Other Matters

In February 2012, the Partnership sold its refined product terminal and pipeline assets in Big Sandy, Texas for $11 million. The buyer also assumed a $1 million environmental liability associated with the assets. The net book value of the assets sold and liability transferred approximated the sale price. In connection with the sale, the Partnership also agreed to cancel existing throughput and deficiency agreements in exchange for cash payments of $11 million. The Partnership recognized a total gain of $11 million, which primarily related to the contract settlement. The gain was recorded as $5 and $6 million within the Refined Products Pipelines and Terminal Facilities segments, respectively.

3. Related Party Transactions

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an intercompany account. The intercompany balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Operating Partnership’s $350 million Credit Facility (see Note 8).

Administrative Services

Under the Omnibus Agreement, the Partnership pays Sunoco or the general partner an annual administrative fee that includes expenses incurred by Sunoco and its affiliates to perform certain centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $13 million for the year ended December 31, 2011. The fee increased to $18 million for 2012 to cover additional consolidation of services provided by Sunoco that were previously provided by third parties and includes an allocation of management costs for the Chief Executive Officer through March 2012; Vice President, Chief Financial Officer; Vice President, Chief Human Resources Officer; and others from Sunoco that were previously included in the Partnership’s direct costs. This fee does not include the cost of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner or the cost of their employee benefits. The Partnership has no employees, and reimburses Sunoco and its affiliates for these costs and other direct expenses incurred on the Partnership’s behalf. These costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership.

In addition to the fees for the centralized corporate functions, selling, general and administrative expenses in the consolidated statements of comprehensive income include the allocation of shared insurance costs. The Partnership’s share of allocated Sunoco employee benefit plan expenses, including noncontributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits are reflected in cost of products sold and operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income.

Affiliated Revenues and Accounts Receivable, Affiliated Companies

The Partnership is party to various agreements with Sunoco to supply crude oil and refined products and to provide pipeline and terminalling services. Affiliated revenues in the consolidated statements of comprehensive income consist of sales of refined products and crude oil as well as the related provision, and services including pipeline transportation, terminalling, and storage and blending for Sunoco. Affiliated revenues include sales of crude oil to Sunoco which were priced using market-based rates and sales of refined products which are priced using market based rates under agreements that are negotiated annually. Service revenues are recognized based on published tariffs or negotiated rates.

During 2011, Sunoco continued to execute its strategy to exit its refining operations which included selling its Toledo, Ohio refinery in March 2011 and initiating a process to sell its northeast refineries located in Philadelphia and Marcus Hook, Pennsylvania. In December 2011, the main processing units at the Marcus Hook refinery were idled indefinitely. Sunoco continues to pursue a sale of both the Philadelphia and Marcus Hook facilities, however Sunoco does not believe that the Marcus Hook facility will be sold and restarted as an operating refinery. In April 2012, Sunoco announced that it has entered into exclusive discussions with The Carlyle Group regarding a potential joint venture at its Philadelphia refinery. If a suitable transaction cannot be consummated, Sunoco also announced its intention to permanently idle the main processing units at the Philadelphia refinery no later than August 2012. Management assessed the impact that Sunoco’s decision to exit its refining business in the northeast will have on the Partnership’s assets that have historically served the refineries and determined that the Partnership’s refined products pipeline and terminal assets continue to have expected future cash flows that support their carrying values. However, the Partnership recognized a $42 million charge in the fourth quarter 2011 for certain crude oil terminal assets which would be negatively impacted if the Philadelphia refinery is permanently idled. This included a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these assets are permanently idled. The Partnership continues to assess the impact that Sunoco’s exit from refining in the northeast will have on the Partnership’s operations.

Capital Contributions

In February 2012 and 2011, the Partnership issued 0.2 million limited partnership units to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of limited partnership units, the general partner contributed less than $1 million during the first quarter 2012 and 2011 to maintain its 2 percent general partner interest. The Partnership recorded these amounts as capital contributions to Equity within its condensed consolidated balance sheets.

Recent Developments

In April 2012, Sunoco announced that it has entered into a definitive merger agreement to be acquired by Energy Transfer Partners, L.P (“ETP”). By acquiring Sunoco, ETP will also become the owner of the general partner and the incentive distribution rights, as well as Sunoco’s 32.4 percent interest in the Partnership’s limited partner units. The transaction is expected to close in the third or fourth quarter 2012, subject to approval of the Sunoco shareholders and customary regulatory approvals. In addition, under the merger agreement, Sunoco will continue its plans to exit its refining business, including the proposed joint venture with the Philadelphia refinery. The Partnership continues to assess the impact that the proposed acquisition will have on its operations.

4. Net Income Attributable to Sunoco Logistics Partners L.P. Per Limited Partner Unit Data

The general partner’s interest in net income attributable to Sunoco Logistics Partners L.P. (“net income attributable to the Partnership”) consists of its 2 percent general partner interest and “incentive distributions,” which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.1667 per common unit (see Note 11). The general partner was allocated net income attributable to the Partnership of $15 and $12 million (representing 16 and 25 percent respectively of total net income attributable to the Partnership) for the three months ended March 31, 2012 and 2011, respectively. Diluted net income attributable to the Partnership per common unit is calculated by dividing net income attributable to the Partnership by the sum of the weighted average number of common and Class A units outstanding and the dilutive effect of incentive unit awards (see Note 12).

In July 2011, the Partnership issued 3.9 million Class A units to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets. These deferred distribution units represent a new class of units that will convert to common units, on a one-to-one basis, on the one-year anniversary of their issuance. The Class A units participate in the allocation of net income on a pro-rata basis with the common units.

The following table sets forth the reconciliation of the weighted average number of common and Class A units used to compute basic net income attributable to the Partnership per common unit to those used to compute diluted net income attributable to the Partnership per common unit for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in millions)

Weighted average number of common units outstanding - basic	103.5	99.3
Add effect of dilutive incentive awards	0.4	0.5

Weighted average number of common units - diluted	103.9	99.8

5. Inventories

The components of inventories are as follows:

	000000000	000000000
	March 31, 2012	December 31, 2011
	(in millions)

Crude oil	$220	$142
Refined products	50	55
Refined products additives	7	2
Materials, supplies and other	2	7

	$279	$206

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

In taxable jurisdictions, the Partnership records deferred income taxes on all significant temporary differences between the book basis and the tax basis of assets and liabilities. The net deferred tax liabilities reflected on the condensed consolidated balance sheets are derived principally from the difference in the book and tax bases of properties, plants and equipment associated with the Inland, Mid-Valley and West Texas Gulf acquisitions.

7. Investment in Affiliates

The Partnership’s corporate joint ventures own refined products pipeline systems. The Partnership’s ownership percentages in corporate joint ventures as of March 31, 2012 and December 31, 2011 are as follows:

Ownership percentage
Explorer Pipeline Company	9.4%
Yellowstone Pipe Line Company	14.0%
West Shore Pipe Line Company	17.1%
Wolverine Pipe Line Company	31.5%

The following table provides summarized, unaudited income statement information on a 100 percent basis for the Partnership’s equity ownership interests for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Income Statement Data:
Total revenues	$67	$73
Income before income taxes	$20	$24
Net income	$12	$14

The following table provides summarized, unaudited balance sheet information on a 100 percent basis for the Partnership’s equity ownership interests as of March 31, 2012 and December 31, 2011:

	0000000000	0000000000
	March 31, 2012	December 31, 2011
	(in millions)
Balance Sheet Data:
Current assets	$148	$130
Non-current assets	$646	$648
Current liabilities	$154	$127
Non-current liabilities	$538	$549
Net equity	$102	$102

8. Debt

The components of the Partnership’s debt balances are as follows:

	0000000000	0000000000
	March 31, 2012	December 31, 2011
	(in millions)
Credit Facilities
$350 million Credit Facility	$135	$—

Senior Notes
Senior Notes - 7.25%, due February 2012 (1)	$—	$250
Senior Notes - 8.75%, due February 2014	175	175
Senior Notes - 6.125%, due May 2016	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300

Total debt	1,450	1,700
Less:
Unamortized bond discount	(2)	(2)
Current portion of long-term debt	—	(250)

Long-term debt, net of current portion	$1,583	$1,448

(1)	The 7.25 percent Senior Notes matured and were repaid in February 2012.

Credit Facilities

The Partnership maintains two credit facilities totaling $550 million. The credit facilities consist of a five-year $350 million unsecured credit facility (the “$350 million Credit Facility”) and a $200 million 364-day unsecured credit facility (the “$200 million Credit Facility”). Outstanding borrowings under these credit facilities were $135 million at March 31, 2012. At December 31, 2011 there were no outstanding borrowings under these credit facilities.

The credit facilities contain various covenants limiting the Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The credit facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated EBITDA, as defined in the underlying credit agreements, ratio of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership’s ratio of total debt to EBITDA was 2.5 to 1 at March 31, 2012, as calculated in accordance with the credit agreements.

In April 2012, Sunoco announced that it has entered into a definitive merger agreement to be acquired by ETP. Successful completion of the acquisition would represent an event of default under the Partnership’s credit facilities as the general partner interests would no longer be owned by Sunoco. The Partnership continues to monitor the progress of the proposed transaction and, as necessary, will negotiate with the lending group for its credit facilities to amend the credit agreements.

In May 2012, West Texas Gulf entered into a $35 million revolving credit facility (the “$35 million Credit Facility”), which matures in May 2015. The facility is available to fund the company’s general corporate purposes including working capital and capital expenditures. The facility may be repaid at any time and bears interest at LIBOR or the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.0%), each plus an applicable margin.

9. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At March 31, 2012 and December 31, 2011, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $5 and $4 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since no unasserted claims are probable of settlement or reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $4 and $2 million for the three months ended March 31, 2012 and 2011, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities that are probable of realization totaled $12 million at March 31, 2012 and are included in other assets in the condensed consolidated balance sheets.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the results of operations, financial position or cash flows of the Partnership at March 31, 2012. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership’s results of operations, financial position or cash flows at March 31, 2012.

10. Equity

The changes in the number of common units outstanding from January 1, 2011 through March 31, 2012 are as follows:

	Common Units	Class A Units	Total Units
	(in thousands)

Balance at January 1, 2011	99.2	—	99.2
Units issued under incentive plans	0.2	—	0.2
Class A Units issued to Sunoco in July 2011 (Note 3)	—	3.9	3.9

Balance at December 31, 2011	99.4	3.9	103.3

Units issued under incentive plans	0.2	—	0.2

Balance at March 31, 2012	99.6	3.9	103.5

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

If cash distributions exceed $0.1667 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The percentage interests for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

The following table shows the target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s common units:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders

Minimum Quarterly distribution	$0.1500	2%		98%
First Target Distribution	up to $0.1667	2%		98%
Second Target Distribution	above $0.1667 up to $ 0.1917	15	%*	85%
Third Target Distribution	above $0.1917 up to $0.5275	37	%*	63%
Thereafter	above $0.5275	50	%*	50%

*	Includes 2 percent general partner interest.

The distributions paid by the Partnership for the period from January 1, 2011 through March 31, 2012 are summarized below.

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)

February 14, 2012	$0.4200	$41	$14
November 14, 2011	$0.4133	$41	$13
August 12, 2011	$0.4050	$40	$13
May 13, 2011	$0.3983	$40	$12
February 14, 2011	$0.3933	$39	$12

On April 24, 2012, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $0.4275 per common unit ($1.71 annualized), representing the distribution for the first quarter 2012. The $57 million distribution, including $14 million to the general partner, will be paid on May 15, 2012 to common unitholders of record on May 9, 2012.

12. Management Incentive Plan

Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC LTIP for directors, officers and employees of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors with respect to employee and officer awards, and by the non-independent members of the general partner’s board of directors with respect to awards granted to the independent members. The LTIP currently permits the grant of restricted units and unit options covering an additional 0.7 million common units. Restricted unit awards may also include tandem distribution equivalent rights (“DERs”) at the discretion of the Compensation Committee.

During the three months ended March 31, 2012 and 2011, the Partnership issued 215 and 189 thousand common units, respectively, under the LTIP. The Partnership recognized share-based compensation expense of $3 million for both three-month periods ended March 31, 2012 and 2011. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of equity when earned.

13. Derivatives and Risk Management

The Partnership is exposed to various market risks, including volatility in crude oil and refined product prices, counterparty credit risk and interest rate risk. In order to manage such exposure, the Partnership’s policy is to (i) only purchase crude oil and refined products for which sales contracts have been executed or for which ready markets exist, (ii) structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Although the Partnership seeks to maintain a balanced inventory position within its commodity inventories, net unbalances may occur for short periods of time due to production, transportation and delivery variances. When temporary physical inventory builds or draws do occur, the Partnership continuously manages the variances to a balanced position over a period of time. Pursuant to the Partnership’s approved risk management policy, derivative contracts may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions.

Price Risk Management

The Partnership is exposed to risks associated with changes in the market price of crude oil and refined products as a result of the forecasted purchase or sale of these products. These risks are primarily associated with price volatility related to pre-existing or anticipated purchases, sales and storage. Price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. The physical contracts related to the Partnership’s crude oil and refined products businesses that qualify as derivates have been designated as normal purchases and sales and are accounted for using traditional accrual accounting. The Partnership accounts for derivatives that do not qualify as normal purchases and sales at fair value. The Partnership does utilize derivatives such as swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it.

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

For refined product derivative contracts that are not designated as hedges for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of comprehensive income during the current period. For refined product derivative contracts that are designated and qualify as cash flow hedges, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period. All realized gains and losses associated with refined product derivative contracts are recorded in earnings in the same line item as the forecasted transaction being hedged, either sales and other operating revenue or cost of products sold and operating expenses.

The Partnership had open derivative positions of approximately 0.4 and 1.5 million barrels of refined products at March 31, 2012 and December 31, 2011, respectively. The derivatives outstanding as of March 31, 2012 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). The fair values of the Partnership’s derivative assets were less than $1 million and $6 million as of March 31, 2012 and December 31, 2011, respectively. The fair values of the Partnership’s derivative liabilities were less than $1 million and $2 million as of March 31, 2012 and December 31, 2011, respectively.

Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the accompanying condensed consolidated balance sheets.

The Partnership’s derivative positions are comprised primarily of commodity contracts. The following tables set forth the impact of derivatives on the Partnership’s financial performance for the three months ended March 31, 2012 and 2011:

	Pretax Gains (Losses) Recognized in Other Comprehensive Income	Pretax Gains (Losses) Recognized in Earnings	Location of Gains (Losses) Recognized in Earnings
	(in millions)
Three Months Ended March 31, 2012
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(4)	$(3)	Sales and other operating revenue
Commodity contracts	—	—	Cost of product sold and operating expenses

	$(4)	$(3)

Derivatives not designated as hedging instruments:
Commodity contracts		$(4)	Sales and other operating revenue
Commodity contracts		1	Cost of product sold and operating expenses

		$(3)

Three Months Ended March 31, 2011
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$1	$(3)	Sales and other operating revenue
Commodity contracts	—	1	Cost of product sold and operating expenses

	$1	$(2)

Derivatives not designated as hedging instruments:
Commodity contracts		$(1)	Sales and other operating revenue
Commodity contracts		—	Cost of product sold and operating expenses
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

The Partnership maintains credit policies with regard to its counterparties that management believes minimize the overall credit risk. The credit positions of the Partnership’s customers’ are analyzed prior to the extension of credit and periodically after credit has been extended. The Partnership manages its exposure to derivative counterparty credit risk through credit analysis, credit approvals, credit limits, and monitoring procedures.

The Partnership’s over-the-counter derivatives are entered into with counterparties outside of organized exchanges. While management actively monitors the risk associated with entering into such transactions, it is possible that losses can result from counterparty credit risk in the future. At March 31, 2012 and December 31, 2011, the Partnership did not hold any over-the-counter derivatives.

Interest Rate Risk Management

The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed- rate and variable-rate debt. At March 31, 2012, the Partnership had $135 million of variable-rate borrowings under its revolving credit facilities.

14. Fair Value Measurements

The Partnership applies fair value accounting for all financial assets and liabilities that are required to be measured at fair value under current accounting rules, primarily derivatives. The assets and liabilities that are measured at fair value on a recurring basis are not material to the Partnership’s condensed consolidated balance sheets.

The Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by the FASB. The Partnership generally applies a “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. The Partnership’s current assets (other than derivatives and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership’s derivatives are measured and recorded at fair value based on observable market prices (Note 13). The estimated fair values of the Senior Notes are determined using observable market prices, as these notes are actively traded. The estimated aggregate fair value of the Senior Notes at March 31, 2012 is $1.60 billion, compared to the carrying amount of $1.45 billion. The estimated aggregate fair value of the Senior Notes at December 31, 2011 was $1.91 billion, compared to the carrying amount of $1.70 billion.

In May 2011, the FASB issued a new accounting standard update, which amended the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for level 3 measurements based on unobservable inputs. The Partnership adopted the amended guidance on January 1, 2012. The adoption of the amended guidance did not have a material impact on the Partnership’s consolidated financial statements and disclosures.

15. Business Segment Information

The following tables summarize condensed statement of income information concerning the Partnership’s business segments and reconcile total segment operating income to net income attributable to Sunoco Logistics Partners L.P. for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012	2011
	(in millions)

Sales and other operating revenue (1)
Refined Products Pipelines	$31	$27
Terminal Facilities	135	93
Crude Oil Pipelines	80	71
Crude Oil Acquisition and Marketing	3,192	2,098
Intersegment eliminations	(37)	(31)

Total sales and other operating revenue	$3,401	$2,258

Depreciation and amortization
Refined Products Pipelines	$4	$4
Terminal Facilities	9	8
Crude Oil Pipelines	7	6
Crude Oil Acquisition and Marketing	5	—

Total depreciation and amortization	$25	$18

Impairment charge (2)
Refined Products Pipelines	$1	$—
Crude Oil Acquisition and Marketing	8	—

	$9	$—

Operating income
Refined Products Pipelines	$6	$5
Terminal Facilities	37	29
Crude Oil Pipelines	52	39
Crude Oil Acquisition and Marketing	34	2

Total operating income	$129	$75

Net interest expense	24	20

Income before provision for income taxes	$105	$55
Provision for income taxes	8	5

Net Income	$97	$50
Net Income attributable to noncontrolling interests	2	2

Net Income Attributable to Sunoco Logistics Partners L.P.	$95	$48

(1)	Sales and other operating revenue includes amounts from Sunoco for the three month periods ended March 31, 2012 and 2011 of:

	March 31,
	2012	2011
	(in millions)
Refined Products Pipelines	$13	$17
Terminal Facilities	45	34
Crude Oil Pipelines	—	6
Crude Oil Acquisition and Marketing	68	246

Total sales and other operating revenue from Sunoco	$126	$303

(2)

In the first quarter 2012, the Partnership recognized a non-cash impairment charge related to a cancelled software project for the crude oil acquisition and marketing business and a refined products pipeline project in Texas.

The following table provides the identifiable assets for each segment as of March 31, 2012 and December 31, 2011:

	0000000000	0000000000
	March 31, 2012	December 31, 2011
	(in millions)

Refined Products Pipelines	$738	$736
Terminal Facilities	1,045	1,053
Crude Oil Pipelines	1,049	1,055
Crude Oil Acquisition and Marketing	2,406	2,469
Corporate and other(1)	83	164

Total identifiable assets	$5,321	$5,477

(1)	Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates, deferred financing costs and properties, and plants and equipment.

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

Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2012

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$126	$—	$126
Unaffiliated customers	—	—	3,275	—	3,275
Other income	—	—	2	—	2
Gain on sale and related matters	—	—	11	—	11
Equity in earnings of subsidiaries	95	118	—	(213)	—

Total Revenues	95	118	3,414	(213)	3,414

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,225	—	3,225
Depreciation and amortization expense	—	—	25	—	25
Impairment charge	—	—	9	—	9
Selling, general and administrative expenses	—	—	26	—	26

Total Costs and Expenses	—	—	3,285	—	3,285

Operating Income	95	118	129	(213)	129
Net interest cost - affiliates	—	(1)	1	—	—
Other interest cost and debt expense, net	—	26	—	—	26
Capitalized interest	—	(2)	—	—	(2)

Income Before Provision for Income Taxes	95	95	128	(213)	105
Provision for income taxes	—	—	8	—	8

Net Income	95	95	120	(213)	97
Net income attributable to noncontrolling interests	—	—	2	—	2

Net Income attributable to Sunoco Logistics Partners L.P.	$95	$95	$118	$(213)	$95

Comprehensive Income	$95	$95	$116	$(213)	$93
Comprehensive income attributable to noncontrolling interests	—	—	2	—	2

Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$95	$95	$114	$(213)	$91

Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Affiliates	$—	$—	$303	$—	$303
Unaffiliated customers	—	—	1,955	—	1,955
Other income	—	—	2	—	2
Equity in earnings of subsidiaries	48	67	—	(115)	—

Total Revenues	48	67	2,260	(115)	2,260

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,145	—	2,145
Depreciation and amortization expense	—	—	18	—	18
Selling, general and administrative expenses	—	—	22	—	22

Total Costs and Expenses	—	—	2,185	—	2,185

Operating Income	48	67	75	(115)	75
Net interest cost - affiliates	—	—	1	—	1
Other interest cost and debt expense, net	—	20	—	—	20
Capitalized interest	—	(1)	—	—	(1)

Income Before Provision for Income Taxes	48	48	74	(115)	55
Provision for income taxes	—	—	5	—	5

Net Income	48	48	69	(115)	50
Net income attributable to noncontrolling interests	—	—	2	—	2

Net Income attributable to Sunoco Logistics Partners L.P.	$48	$48	$67	$(115)	$48

Comprehensive Income	$48	$48	$70	$(115)	$51
Comprehensive income attributable to noncontrolling interests	—	—	2	—	2

Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$48	$48	$68	$(115)	$49

Condensed Consolidating Balance Sheet

March 31, 2012

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$—	$—	$2
Advances to affiliated companies	(7)	48	(6)	—	35
Accounts receivable, affiliated companies	—	—	17	—	17
Accounts receivable, net	—	—	2,001	—	2,001
Inventories	—	—	279	—	279

Total Current Assets	(7)	50	2,291	—	2,334

Properties, plants and equipment, net	—	—	2,533	—	2,533
Investment in affiliates	1,138	2,672	73	(3,810)	73
Goodwill	—	—	77	—	77
Intangible assets, net	—	—	270	—	270
Other assets	—	12	22	—	34

Total Assets	$1,131	$2,734	$5,266	$(3,810)	$5,321

Liabilities and Equity
Current Liabilities
Accounts payable	$—	$—	$2,086	$—	$2,086
Accrued liabilities	1	13	53	—	67
Accrued taxes payable	—	—	59	—	59

Total Current Liabilities	1	13	2,198	—	2,212

Long-term debt	—	1,583	—	—	1,583
Other deferred credits and liabilities	—	—	73	—	73
Deferred income taxes	—	—	223	—	223

Total Liabilities	1	1,596	2,494	—	4,091

Total Equity	1,130	1,138	2,772	(3,810)	1,230

Total Liabilities and Equity	$1,131	$2,734	$5,266	$(3,810)	$5,321

Condensed Consolidating Balance Sheet

December 31, 2011

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$3	$—	$5
Advances to affiliated companies	90	48	(31)	—	107
Accounts receivable, net	—	—	2,188	—	2,188
Inventories	—	—	206	—	206

Total Current Assets	90	50	2,366	—	2,506

Properties, plants and equipment, net	—	—	2,522	—	2,522
Investment in affiliates	1,007	2,680	73	(3,687)	73
Goodwill	—	—	77	—	77
Intangible assets, net	—	—	277	—	277
Other assets	—	13	9	—	22

Total Assets	$1,097	$2,743	$5,324	$(3,687)	$5,477

Liabilities and Equity
Accounts payable	—	1	2,110	—	2,111
Current portion of long-term debt	—	250	—	—	250
Accrued liabilities	1	37	74	—	112
Accrued taxes payable	—	—	62	—	62

Total Current Liabilities	1	288	2,246	—	2,535

Long-term debt	—	1,448	—	—	1,448
Other deferred credits and liabilities	—	—	78	—	78
Deferred income taxes	—	—	222	—	222

Total Liabilities	1	1,736	2,546	—	4,283

Total Equity	1,096	1,007	2,778	(3,687)	1,194

Total Liabilities and Equity	$1,097	$2,743	$5,324	$(3,687)	$5,477

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$95	$72	$184	$(212)	139

Cash Flows from Investing Activities:
Capital expenditures	—	—	(50)	—	(50)
Proceeds from divestments and related matters	—	—	11	—	11
Intercompany	(136)	43	(119)	212	—

Net cash used in investing activities	(136)	43	(158)	212	(39)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(55)	—	—	—	(55)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(5)	—	(5)
Repayments under credit facility	—	(41)	—	—	(41)
Borrowings under credit facility	—	176	—	—	176
Reppayment of senior notes	—	(250)	—	—	(250)
Advances to affiliated companies, net	96	—	(24)	—	72

Net cash used in financing activities	41	(115)	(29)	—	(103)

Net change in cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	2	3	—	5

Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$48	$36	$37	$(115)	$6

Cash Flows from Investing Activities:
Capital expenditures	—	—	(28)	—	(28)
Intercompany	(20)	(87)	(8)	115	—

Net cash used in investing activities	(20)	(87)	(36)	115	(28)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(51)	—	—	—	(51)
Distributions paid to noncontrolling interests	(1)	—	—	—	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(3)	—	(3)
Repayments under credit facility	—	(19)	—	—	(19)
Borrowings under credit facility	—	70	—	—	70
Advances to affiliates, net	24	—	3	—	27
Other	—	—	(1)	—	(1)

Net cash provided by financing activities	(28)	51	(1)	—	22

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2	—	—	2

Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents our consolidated operating results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Revenues
Sales and other operating revenue:
Affiliates	$126	$303
Unaffiliated customers	3,275	1,955
Other income	2	2
Gain on sale and related matters	11	—

Total Revenues	3,414	2,260

Costs and Expenses
Cost of products sold and operating expenses	3,225	2,145
Depreciation and amortization expense	25	18
Impairment charge	9	—
Selling, general and administrative expenses	26	22

Total Costs and Expenses	3,285	2,185

Operating Income	129	75
Net interest cost - affiliates	—	1
Other interest cost and debt expense, net	26	20
Capitalized interest	(2)	(1)

Income Before Provision for Income Taxes	$105	$55
Provision for income taxes	8	5

Net Income	$97	$50
Net income attributable to noncontrolling interests	2	2

Net income attributable to Sunoco Logistics Partners L.P.	$95	$48

Net income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$0.77	$0.36

Diluted	$0.77	$0.36

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with United States generally accepted accounting principles (“GAAP”), management uses additional measures that are known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future. The primary measures used by management are earnings before interest, taxes, depreciation and amortization expenses and other non-cash items (“Adjusted EBITDA”) and distributable cash flow (“DCF”).

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

The following table reconciles the difference between net income, as determined under GAAP, and Adjusted EBITDA and distributable cash flows:

	Three Months Ended March 31,
	2012	2011
	(in millions)

Net Income attributable to Sunoco Logistics Partners L.P.	$95	$48
Interest cost, net	24	20
Depreciation and amortization expense	25	18
Impairment charge	9	—
Provision for income taxes	8	5

Adjusted EBITDA (1)	$161	$91
Interest cost, net	(24)	(20)
Maintenance capital expenditures	(7)	(3)
Provision for income taxes	(8)	(5)

Distributable cash flow	$122	$63

The following table reconciles the difference between net cash provided by operating activities and Adjusted EBITDA:

	Three Months Ended March 31,
	2012	2011
	(in millions)

Net cash provided by operating activities	$139	$6
Interest cost, net	24	20
Amortization and bond discount	(1)	(1)
Deferred income tax expense	(1)	—
Restricted unit incentive plan expense	(3)	(3)
Claim on recovery of environmental liability	12	—
Net working capital pertaining to operating activities	(21)	67
Provision for income taxes	8	5
Net income attributable to noncontrolling interests	(2)	(2)
Other	6	(1)

Adjusted EBITDA (1)	$161	$91

Analysis of Consolidated Operating Results

Net income attributable to the partnership interests was $95 and $48 million for the three months ended March 31, 2012 and 2011, respectively.

Net income attributable to partnership interests for the first three months of 2012 increased $47 million compared to the prior year period due primarily to improved operating performance which benefited from strong demand for crude oil transportation services and contributions from our 2011 acquisitions and organic projects. Higher income from our operations was partially offset by higher interest expense related to debt offerings in 2011 which were used to fund various growth initiatives.

Analysis of Segment Operating Income

We manage our operations through four operating segments: Refined Products Pipelines, Terminal Facilities, Crude Oil Pipelines and Crude Oil Acquisition and Marketing.

Refined Products Pipelines

Our Refined Products Pipelines segment consists of refined products pipelines, including a two-thirds undivided interest in the Harbor pipeline and joint venture interests in four refined products pipelines in selected areas of the United States. The Refined Products Pipelines earn revenues by transporting refined products from refineries in the northeast, midwest and southwest United States to markets in 6 states and Canada. Rates for shipments on these pipelines are regulated by the Federal Energy Commission (“FERC”) and the Pennsylvania Public Utility Commission (“PA PUC”).

The following table presents the operating results and key operating measures for our Refined Products Pipelines for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012(1)	2011
	(in millions, except for barrel amounts)

Sales and other operating revenue
Affiliates	$13	$17
Unaffiliated customers	17	10
Intersegment revenue	1	—

Total sales and other operating revenue	$31	$27

Depreciation and amortization expense	$4	$4

Impairment charge	$1	—

Operating Income	$6	$5

Pipeline throughput (thousands of barrels per day (“bpd”))(2)	528	410
Pipeline revenue per barrel (cents)(2)	65.1	71.8

(1)

In May 2011, the Partnership acquired a controlling financial interest in the Inland refined products pipeline. As a result of the acquisition, the Partnership accounted for the entity as a consolidated subsidiary. Results from the acquisition are included from the acquisition date.

(2)	Excludes amounts attributable to equity interests which are not consolidated.

Operating income for the Refined Products Pipelines increased $1 million to $6 million for the three months ended March 31, 2012 as compared to $5 million for the three months ended March 31, 2011. The increase was due primarily to contributions from the second quarter 2011 acquisition of a controlling financial interest in the Inland pipeline ($3 million) and a gain recognized on a contract settlement associated with the sale of our Big Sandy refined products terminal and pipeline assets in Texas ($5 million). Partially offsetting these amounts were lower pipeline volumes in our refined products pipelines due to the idling of Sunoco’s Marcus Hook refinery in the fourth quarter 2011 ($3 million), higher environmental remediation expenses ($3 million) and a non-cash impairment charge related to the cancellation of a refined products pipeline project in Texas ($1 million).

Terminal Facilities

Our Terminal Facilities segment consists primarily of crude oil and refined product terminals and a refined product acquisition and marketing business. The Terminal Facilities earn revenue by providing storage, terminalling, blending and other ancillary services to our customers, as well as through the sale of refined products.

The following table presents the operating results and key operating measures for our Terminal Facilities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012(1)	2011
	(in millions, except for barrel amounts)

Sales and other operating revenue
Affiliates	$45	$34
Unaffiliated customers	84	54
Intersegment revenue	6	5

Total sales and other operating revenue	$135	$93

Depreciation and amortization expense	$9	$8

Operating Income	$37	$29

Terminal throughput (thousands of bpd)
Refined products terminals	487	478
Nederland terminal	697	696
Refinery terminals	383	389

(1)

In July and August 2011, the Partnership acquired the Eagle Point tank farm and related assets and a refined products terminal located in East Boston, Massachusetts, respectively. Results from the acquisitions are included from their respective acquisition dates.

Operating income for the Terminal Facilities increased $8 million to $37 million for the three months ended March 31, 2012 as compared to $29 million for the three months ended March 31, 2011. The increase in operating income is due primarily to a gain recognized on a contract settlement associated with the Partnership’s sale of the Big Sandy terminal and pipeline assets ($6 million). Also contributing to the increase were contributions from the 2011 acquisitions of the Eagle Point tank farm and a refined products terminal in Boston, Massachusetts ($5 million). Partially offsetting these increases were reduced volumes at the Partnership’s refinery terminals related to the idling of Sunoco’s Marcus Hook refinery in the fourth quarter 2011 ($2 million).

Crude Oil Pipelines

Our Crude Oil Pipelines consists of crude oil trunk and gathering pipelines in the southwest and midwest United States. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our transportation services to deliver crude oil and other feedstocks to refineries within those regions. Rates for shipments on these pipelines are regulated by the FERC, Oklahoma Corporation Commission (“OCC”) and the Railroad Commission of Texas (“Texas R.R.C.”).

The following table presents the operating results and key operating measures for our Crude Oil Pipelines for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in millions, except for barrel amounts)

Sales and other operating revenue
Affiliates	$—	$6
Unaffiliated customers	50	40
Intersegment revenue	30	25

Total sales and other operating revenue	$80	$71

Depreciation and amortization expense	$7	$6

Operating Income	$52	$39

Pipeline throughput (thousands of bpd)	1,467	1,493
Pipeline revenue per barrel (cents)	59.6	52.7

Operating income for the Crude Oil Pipelines increased $13 million to $52 million for the three months ended March 31, 2012 as compared to $39 million for the three months ended March 31, 2011. The increase in operating income was driven primarily by higher pipeline fees which benefited from tariff increases relative to the prior year period and increased demand for West Texas crude oil ($9 million). Operating results were further improved by reduced operating expenses related primarily to increased pipeline operating gains ($5 million) and lower environmental remediation expenses ($2 million). Partially offsetting these improvements were higher costs associated with operating supplies ($1 million).

Crude Oil Acquisition and Marketing

Our Crude Oil Acquisition and Marketing segment reflects the sale of gathered and bulk purchased crude oil. The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold as a result of the significant volume of crude oil bought and sold. However, the absolute price levels of crude oil normally do not bear a relationship to gross margin, although the price levels significantly impact revenue and costs of products sold. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross margin for the Crude Oil Acquisition and Marketing segment. The operating results of the Crude Oil Acquisition and Marketing segment are affected by overall levels of supply and demand for crude oil and relative fluctuations in market related indices. Generally, we expect a base level of earnings from our Crude Oil Acquisition and Marketing segment that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated structure. Our management believes gross margin, which is equal to sales and other operating revenue less cost of products sold, operating expenses and depreciation and amortization, is a key measure of financial performance for the Crude Oil Acquisition and Marketing segment. Although we employ risk management activities, these margins are not fixed and will vary from period to period.

The following table presents the operating results and key operating measures for our Crude Oil Acquisition and Marketing for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012(1)	2011
	(in millions, except for barrel amounts)

Sales and other operating revenue
Affiliates	$68	$246
Unaffiliated customers	3,124	1,851
Intersegment revenue	—	1

Total sales and other operating revenue	$3,192	$2,098

Depreciation and amortization expense	$5	$—

Impairment charge	$8	—

Operating Income	$34	$2

Crude oil purchases (thousands of bpd)	631	601
Gross margin per barrel purchased (cents)(2)	80.3	8.4
Average crude oil price (per barrel)	$102.94	$94.25

(1)	In August 2011, the Partnership acquired a crude oil acquisition and marketing business from Texon L.P. Results from the acquisition are included from the acquisition date.
(2)	Represents total segment sales and other operating revenue minus cost of products sold and operating expense and depreciation and amortization, divided by crude oil purchases.

Operating income for the Crude Oil Acquisition and Marketing segment increased $32 million to $34 million for the three months ended March 31, 2012 as compared to $2 million for the three months ended March 31, 2011. The increase in operating income was driven primarily by expanded crude oil volumes and margins which were the result of expansion in our crude oil trucking fleet and market related opportunities in West Texas. Operating results were further improved by increased volumes from the crude oil acquisition and marketing assets acquired from Texon L.P. in the third quarter of 2011. Partially offsetting these improvements was an $8 million non-cash impairment charge related to a cancelled software project.

Related Party Transactions

In April 2012, Sunoco announced that it has entered into a definitive merger agreement to be acquired by Energy Transfer Partners, L.P (“ETP”). By acquiring Sunoco, ETP will also become the owner of the general partner and the incentive distribution rights, as well as Sunoco’s 32.4 percent interest in the Partnership’s limited partner units. The transaction is expected to close in the third or fourth quarter 2012, subject to approval of the Sunoco shareholders and customary regulatory approvals. In addition, under the merger agreement, Sunoco will continue its plans to exit its refining business, including the proposed joint venture with the Philadelphia refinery. The Partnership continues to assess the impact that the proposed acquisition will have on its operations.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under our $550 million of credit facilities are our primary sources of liquidity. At March 31, 2012, we had net working capital of $122 million and available borrowing capacity under credit facilities of $415 million. Our working capital position reflects crude oil and refined products inventories based on historical costs under the last-in, first-out (“LIFO”) method of accounting. If the inventories had been valued at their current replacement cost, we would have had working capital of $337 million at March 31, 2012. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

Credit Facilities

The Partnership maintains two credit facilities with total borrowing capacity of $550 million. The credit facilities consist of a five-year $350 million unsecured credit facility (the “$350 million Credit Facility”) and a $200 million 364 day unsecured credit facility (the “$200 million Credit Facility”). Outstanding borrowings under these credit facilities were $135 million at March 31, 2012. There were no borrowings outstanding at December 31, 2011.

The credit facilities contains various covenants limiting the Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The credit facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated EBITDA, as defined in the underlying credit agreement, ratio of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership’s ratio of total debt to EBITDA was 2.5 to 1 at March 31, 2012, as calculated in accordance with the bank covenants.

In April 2012, Sunoco announced that it has entered into a definitive merger agreement to be acquired by ETP. Successful completion of the acquisition would represent an event of default under the Partnership’s credit facilities as the general partner interests would no longer be owned by Sunoco. The Partnership continues to monitor the progress of the proposed transaction and, as necessary, will negotiate with the lending group for its credit facilities to amend the credit agreements.

In May 2012, West Texas Gulf Pipe Line Company, one of the Partnership’s consolidated joint ventures, entered into a $35 million revolving credit facility (the “$35 million Credit Facility”), which matures in May 2015. The facility is available to fund the company’s general corporate purposes including working capital and capital expenditures. The facility may be repaid at any time and bears interest at LIBOR or the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.0%), each plus an applicable margin.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the three months ended March 31, 2012 was $139 million compared with net cash provided by operating activities of $6 million for the first three months of 2011. Net cash provided by operating activities in 2012 related primarily to net income of $97 million, non-cash charges for depreciation and amortization of $25 million and a $21 million decrease in working capital which was the primarily the result of a reduction in account receivables from contango inventory sales at year end 2011. The net cash provided by operating activities in 2011 related to net income of $50 million and non-cash charges of depreciation and amortization of $18 million, offset by a $67 million increase in working capital. The 2011 increase in working capital was primarily the result of the Partnership’s contango inventory positions.

Net cash used in investing activities for the first three months of 2012 was $39 million compared with $28 million for the first three months of 2011. Net cash used in investing activities in 2012 consisted primarily of maintenance capital and projects to expand upon the Partnership’s butane blending services, upgrade the service capacity at the Eagle Point terminal and investment in the Partnership’s crude oil infrastructure by increasing its pipeline capabilities in West Texas and expanding the trucking fleet. These uses were partially offset by $11 million of proceeds received for the sale of the Big Sandy terminal and pipeline assets and the settlement of related throughput and deficiency contracts. Net cash used in investing activities in 2011 consisted of capital expenditures to maintain the Partnership’s existing assets and expand upon the Partnership’s existing butane blending business and increase tankage at the Nederland facility.

Net cash used in financing activities for the first three months of 2012 was $103 million compared with $22 million provided by financing activities for the first three months of 2011. Net cash used in financing activities for the first three months of 2012 resulted from the $250 million repayment of 7.25% senior notes in February 2012 and $55 million in distributions paid to limited partners and the general partner. The 2012 cash used in financing was offset by $135 million of net credit facility borrowings and $72 million decrease in advances to affiliates. Net cash provided by financing activities for the first three months of 2011 resulted from $51 million in net borrowings under the Partnership’s revolving credit facility and a $27 million decrease in advances to affiliates. The 2011 sources of cash were partially offset by $51 million in distributions paid to limited and general partners.

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

•	Major acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.

The following table summarizes maintenance and expansion capital expenditures, including amounts paid for acquisitions, for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(in millions)

Maintenance	$7	$3
Expansion	43	25

Total	$50	$28

Maintenance capital expenditures for both periods presented include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations. The Partnership expects its maintenance capital spending to be approximately $50 million in 2012.

Expansion capital expenditures for the three months ended March 31, 2012 were $43 million compared to $25 million for the first three months of 2011. Expansion capital for the three months ended March 31, 2012 includes projects to expand upon the Partnership’s butane blending services, upgrade the service capacity at the Eagle Point terminal, invest in the Partnership’s crude oil infrastructure by increasing its pipeline capabilities in West Texas and expanding the trucking fleet, and convert certain refined products pipelines as part of the Mariner West project. Expansion capital for the first three months of 2011 included projects to expand upon the Partnership’s butane blending business, increase tankage at the Nederland facility. The Partnership expects total expansion capital of approximately $300 million for 2012, excluding major acquisitions.

There were no major acquisitions during the three months ended March 31, 2012 or 2011.

We expect to fund capital expenditures, including any additional acquisitions, from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under our credit facilities, other borrowings and the issuance of additional common units.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changing interest rates and volatility in crude oil and refined products commodity prices. To manage such exposure, interest rates, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management.

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- rate and variable-rate debt. At March 31, 2012, we had $135 million of variable rate borrowings under our revolving credit facilities. Outstanding borrowings bear interest cost of LIBOR plus an applicable margin. Our weighted average interest rate on our variable-rate borrowings was approximately 2 percent at March 31, 2012. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $1 million.

At March 31, 2012, we had $1.45 billion of fixed-rate borrowings, which had a fair value of $1.60 billion at March 31, 2012. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at March 31, 2012 by approximately $151 million.

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

We do not use futures or other derivative instruments to speculate on crude oil or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products purchase and sale activities. These derivatives are intended to have equal and opposite effects of the purchase and sale activities. At March 31, 2012, the fair market value of our open derivative positions was less than $1 million on 0.4 million barrels of refined products. These derivative positions vary in length but do not extend beyond one year.

For additional information concerning our commodity market risk activities, see Note 13 to the Consolidated Financial Statements.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and Interim Chief Financial Officer of Sunoco Partners LLC (the Partnership’s general partner), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2012, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Interim Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Interim Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In 2009, the Environmental Protection Agency (“EPA”) proposed penalties based on alleged violations of the Clean Water Act associated with an October 2008 release from the Mid-Valley Pipeline. The EPA and the Partnership have agreed upon a settlement of $0.3 million, which the Partnership paid in the first quarter 2012.

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, cash flows or financial position at March 31, 2012.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 23, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

32.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

101.1:	The following financial statements from Sunoco Logistics Partners L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Consolidated Statement of Cash Flows; (iv) the Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Sunoco Logistics Partners L.P.

By:	/S/ Michael J. Colavita
Michael J. Colavita
Interim Chief Financial Officer

Date: May 3, 2012