Form 10-Q
period 2012-06-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2012-08-02
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At June 30, 2012, the number of the registrant’s Common Units and Class A Units outstanding were 99,622,862 and 3,939,435, respectively.

SUNOCO LOGISTICS PARTNERS L.P.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Sales and other operating revenue:
Unaffiliated customers	$3,119	$2,385	$6,394	$4,340
Affiliates (Note 3)	194	39	320	342
Other income	5	4	7	6
Gain on divestment and related matters (Note 2)	—	—	11	—

Total Revenues	3,318	2,428	6,732	4,688

Costs and Expenses
Cost of products sold and operating expenses	3,089	2,266	6,314	4,411
Depreciation and amortization expense	25	19	50	37
Impairment charge and related matters (Note 2)	(10)	—	(1)	—
Selling, general and administrative expenses	30	22	56	44

Total Costs and Expenses	3,134	2,307	6,419	4,492

Operating Income	184	121	313	196
Interest cost and debt expense, net	23	21	49	42
Capitalized interest	(2)	(2)	(4)	(3)

Income Before Provision for Income Taxes	$163	$102	$268	$157
Provision for income taxes (Note 6)	8	6	16	11

Net Income	$155	$96	$252	$146
Net income attributable to noncontrolling interests	3	2	5	4

Net Income Attributable to Partners	$152	$94	$247	$142
Less: General Partner’s interest	(19)	(14)	(34)	(26)

Limited Partners’ interest(1)	$133	$80	$213	$116

Net Income Attributable to Partners per Limited Partner unit (Note 4):
Basic	$1.29	$0.80	$2.06	$1.17
Diluted	$1.28	$0.80	$2.05	$1.16
Weighted average Limited Partners’ units outstanding:
Basic	103.5	99.4	103.5	99.3
Diluted	103.9	99.8	103.9	99.8

Comprehensive Income	$155	$97	$248	$148
Comprehensive income attributable to noncontrolling interests	3	2	5	4

Comprehensive Income Attributable to Partners	$152	$95	$243	$144

(1)	Includes interest in net income attributable to Class A units.

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2012	December 31, 2011
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$2	$5
Advances to affiliated companies (Note 3)	10	107
Accounts receivable, affiliated companies (Note 3)	8	—
Accounts receivable, net	1,803	2,188
Inventories (Note 5)	315	206

Total Current Assets	2,138	2,506

Properties, plants and equipment	3,345	3,234
Less accumulated depreciation and amortization	(748)	(712)

Properties, plants and equipment, net	2,597	2,522

Investment in affiliates (Note 7)	75	73
Goodwill	77	77
Intangible assets, net	264	277
Other assets	37	22

Total Assets	$5,188	$5,477

Liabilities and Equity
Accounts payable	$1,862	$2,111
Current portion of long-term debt (Note 8)	—	250
Accrued liabilities	108	112
Accrued taxes payable (Note 6)	49	62

Total Current Liabilities	2,019	2,535

Long-term debt (Note 8)	1,559	1,448
Other deferred credits and liabilities	62	78
Deferred income taxes (Note 6)	222	222
Commitments and contingent liabilities (Note 9)

Total Liabilities	3,862	4,283

Total Equity	1,326	1,194

Total Liabilities and Equity	$5,188	$5,477

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$252	$146
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization expense	50	37
Impairment charge and related matters	(1)	—
Deferred income tax expense	—	(1)
Amortization of financing fees and bond discount	1	1
Restricted unit incentive plan expense	5	4
Claim for recovery of environmental liability	(14)	—
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(8)	154
Accounts receivable, net	401	(373)
Inventories	(109)	(318)
Accounts payable and accrued liabilities	(273)	343
Accrued taxes	(13)	—
Other	(9)	2

Net cash provided by / (used in) operating activities	282	(5)

Cash Flows from Investing Activities:
Capital expenditures	(134)	(69)
Acquisitions	—	(99)
Proceeds from divestments and related matters	11	—

Net cash used in investing activities	(123)	(168)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(112)	(103)
Distributions paid to noncontrolling interests	(3)	(2)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(5)	(3)
Repayments under credit facility	(176)	(63)
Borrowings under credit facility	287	297
Repayments of senior notes	(250)	—
Advances to affiliated companies, net	97	51
Other	—	—

Net cash (used in) / provided by financing activities	(162)	177

Net change in cash and cash equivalents	(3)	4
Cash and cash equivalents at beginning of year	5	2

Cash and cash equivalents at end of period	$2	$6

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(in millions)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Common	Class A
Balance at January 1, 2011	$940	$—	$28	$(3)	$77	$1,042

Comprehensive Income
Net Income	116	—	26	—	4	146
Change in cash flow hedges	—	—	—	2	—	2

Total comprehensive income	116	—	26	2	4	148
Units issued under incentive plans	4	—	—	—	—	4
Distribution equivalent rights	(1)	—	—	—	—	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(3)	—	—	—	—	(3)
Noncontrolling equity in joint venture acquisitions	—	—	—	—	18	18
Distributions paid to limited partners, general partner and noncontrolling interests	(79)	—	(24)	—	(2)	(105)
Other	1	—	—	(1)	1	1

Balance at June 30, 2011	$978	$—	$30	$(2)	$98	$1,104

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Common	Class A
Balance at January 1, 2012	$1,039	$22	$34	$1	$98	$1,194

Comprehensive Income
Net Income	212	2	33	—	5	252
Change in cash flow hedges	—	—	—	(4)	—	(4)

Total comprehensive income	212	2	33	(4)	5	248
Units issued under incentive plans	5	—	—	—	—	5
Distribution equivalent rights	(1)	—	—	—	—	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(5)	—	—	—	—	(5)
Distributions paid to limited partners, general partner and noncontrolling interests	(84)	—	(28)	—	(3)	(115)

Balance at June 30, 2012	$1,166	$24	$39	$(3)	$100	$1,326

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sunoco Logistics Partners L.P. (“the Partnership”) is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products and crude oil pipelines, terminalling and storage assets, and refined products and crude oil acquisition and marketing assets. The Partnership is principally engaged in the transport, terminalling and storage of refined products and crude oil and the purchase and sale of crude oil, in 29 states located throughout the United States. Sunoco, Inc. and its wholly-owned subsidiaries including Sunoco, Inc. (R&M) are collectively referred to as “Sunoco.” Sunoco accounted for 4.8 percent of the Partnership’s total revenues for the six months ended June 30, 2012.

In April 2012, Sunoco entered into an agreement to be acquired by Energy Transfer Partners (“ETP”). In connection with this transaction, ETP will also become the owner of Sunoco’s interest in the Partnership including the general partner and the incentive distribution rights, as well as Sunoco’s 32.4 percent interest in the Partnership’s limited partner units. The transaction is expected to close in the fourth quarter 2012, subject to approval of Sunoco’s shareholders and customary regulatory approvals. In addition, under the merger agreement, Sunoco will continue its plan to exit its refining business, including the announced joint venture with the Philadelphia refinery. The Partnership does not expect that the proposed acquisition will have a material impact on its operations.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) codified guidance related to the presentation of comprehensive income. The guidance requires entities to present net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. For the six months ended June 30, 2012, the Partnership presents the components of net income and total comprehensive income in its consolidated statements of comprehensive income. The new guidance does not change the components that are recognized in net income and the components that are recognized in other comprehensive income. The revised presentation has been retroactively applied to all periods presented.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. The Partnership expects the interim increase in quantities of crude oil inventory to decline by year end and therefore has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the three and six months ended June 30, 2012 are not necessarily indicative of results for the full year 2012.

2. Change in Business and Other Matters

In February 2012, the Partnership sold its refined product terminal and pipeline assets in Big Sandy, Texas for $11 million. The buyer also assumed a $1 million environmental liability associated with the assets. The net book value of the assets sold and liability transferred approximated the sale price. In connection with the sale, the Partnership also agreed to cancel existing throughput and deficiency agreements in exchange for cash payments of $11 million. During the first quarter 2012, the Partnership recognized a total gain of $11 million, which primarily related to the contract settlement. The gain was recorded as $5 and $6 million within the Refined Products Pipelines and Terminal Facilities segments, respectively.

In July 2012, Sunoco announced that it has agreed to form Philadelphia Energy Solutions, a joint venture with The Carlyle Group, at its Philadelphia refinery, enabling the facility to continue operating. During the second quarter 2012, the Partnership reversed $10 million of regulatory obligations for tank cleaning which was previously expected to be performed if the Philadelphia refinery was shut down.

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

Administrative Services

Under the Omnibus Agreement, the Partnership pays Sunoco or the general partner an annual administrative fee that includes expenses incurred by Sunoco and its affiliates to perform certain centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee was $13 million for the year ended December 31, 2011. The fee increased to $18 million for 2012 to cover additional consolidation of services provided by Sunoco that were previously provided by third parties and includes an allocation of certain senior management costs from Sunoco that were previously included in the Partnership’s direct costs. This fee does not include the cost of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner or the cost of their employee benefits. The Partnership has no employees, and reimburses Sunoco and its affiliates for these costs and other direct expenses incurred on the Partnership’s behalf. These costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership.

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

During 2011, Sunoco continued to execute its strategy to exit its refining operations which included selling its Toledo, Ohio refinery in March 2011 and announcing its intention to sell its remaining refineries located in Philadelphia and Marcus Hook, PA. In December 2011, Sunoco indefinitely idled the main processing units at its Marcus Hook refinery and is currently pursing options for alternative uses of the facility. In July 2012 Sunoco announced that it has agreed to form Philadelphia Energy Solutions, a joint venture with The Carlyle Group, at its Philadelphia refinery, enabling the facility to continue operating.

Management has continued to assess the impact that Sunoco’s decision to exit its refining business in the northeast will have on the Partnership’s assets that have historically served the refineries and determined that the Partnership’s refined products pipeline and terminal assets continue to have expected future cash flows that support their carrying values. However, the Partnership recognized a $42 million charge in the fourth quarter 2011 for certain crude oil terminal assets which would be negatively impacted if the Philadelphia refinery is permanently idled. This includes a $31 million non-cash impairment for asset write-downs at the Fort Mifflin Terminal Complex and $11 million for regulatory obligations which would be incurred if these assets are permanently idled. During the second quarter 2012, the Partnership recognized a $10 million gain on the reversal of certain regulatory obligations for tank cleaning which will be delayed as a result of the announced joint venture with the Philadelphia refinery.

Capital Contributions

In the first six months of 2012 and 2011, the Partnership issued 0.2 million limited partnership units to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements. As a result of these issuances of limited partnership units, the general partner contributed less than $1 million during the first six months of 2012 and 2011 to maintain its 2 percent general partner interest. The Partnership recorded these amounts as capital contributions to Equity within its condensed consolidated balance sheets.

4. Net Income Attributable to Sunoco Logistics Partners L.P. Per Limited Partner Unit Data

The general partner’s interest in net income attributable to Sunoco Logistics Partners L.P. (“net income attributable to Partners”) consists of its 2 percent general partner interest and “incentive distributions,” which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.1667 per common unit (see Note 11). The general partner was allocated net income attributable to Partners of $19 and $14 million (representing 13 and 15 percent respectively of total net income attributable to Partners) for the three months ended June 30, 2012 and 2011, respectively and $34 and $26 million (representing 14 and 18 percent of total net income attributable to Partners) for the six months ended June 30, 2012 and 2011, respectively. Diluted net income attributable to Partners per common unit is calculated by dividing net income attributable to Partners by the sum of the weighted average number of common and Class A units outstanding and the dilutive effect of incentive unit awards (see Note 12).

In July 2011, the Partnership issued 3.9 million Class A units to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets. These deferred distribution units represented a new class of units that were converted to common units in July 2012. The Class A units participated in the allocation of net income on a pro-rata basis with the common units.

The following table sets forth the reconciliation of the weighted average number of common and Class A units used to compute basic net income attributable to Partners per common unit to those used to compute diluted net income attributable to Partners per common unit for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Weighted average number of common units outstanding - basic	103.5	99.4	103.5	99.3
Add effect of dilutive incentive awards	0.4	0.4	0.4	0.5

Weighted average number of common units - diluted	103.9	99.8	103.9	99.8

5. Inventories

The components of inventories are as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Crude oil	$264	$142
Refined products	40	55
Refined products additives	9	2
Materials, supplies and other	2	7

	$315	$206

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

7. Investment in Affiliates

The Partnership’s corporate joint ventures own refined products pipeline systems. The Partnership’s ownership percentages in corporate joint ventures as of June 30, 2012 and December 31, 2011 are as follows:

Ownership percentage
Explorer Pipeline Company	9.4%
Yellowstone Pipe Line Company	14.0%
West Shore Pipe Line Company	17.1%
Wolverine Pipe Line Company	31.5%

The following table provides summarized, unaudited income statement information on a 100 percent basis for the Partnership’s corporate joint ventures for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Income Statement Data:
Total revenues	$97	$104	$165	$176
Income before income taxes	$34	$46	$54	$69
Net income	$21	$28	$33	$41

The following table provides summarized, unaudited balance sheet information on a 100 percent basis for the Partnership’s corporate joint ventures as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in millions)
Balance Sheet Data:
Current assets	$136	$130
Non-current assets	$646	$648
Current liabilities	$119	$127
Non-current liabilities	$545	$549
Net equity	$118	$102

8. Debt

The components of the Partnership’s debt balances are as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Credit Facilities
$350 million Credit Facility, due August 2016	$106	$—
$35 million Credit Facility, due April 2015 (1)	5	—

Senior Notes
Senior Notes - 7.25%, due February 2012 (2)	—	250
Senior Notes - 8.75%, due February 2014	175	175
Senior Notes - 6.125%, due May 2016	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300

Total debt	1,561	1,700
Less:
Unamortized bond discount	(2)	(2)
Current portion of long-term debt	—	(250)

Long-term debt, net of current portion	$1,559	$1,448

(1)	The $35 million Credit Facility is held by West Texas Gulf.
(2)	The 7.25 percent Senior Notes matured and were repaid in February 2012.

Credit Facilities

The Partnership maintains two credit facilities totaling $550 million to fund the Partnership’s working capital requirements, finance acquisitions and capital projects and for general partnership purposes. The credit facilities consist of a five-year $350 million unsecured credit facility (the “$350 million Credit Facility”) and a $200 million 364-day unsecured credit facility (the “$200 million Credit Facility”). Outstanding borrowings under these credit facilities were $106 million at June 30, 2012. At December 31, 2011 there were no outstanding borrowings under these credit facilities.

The $350 and $200 million Credit Facilities contain various covenants limiting the Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The credit facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated EBITDA, as defined in the underlying credit agreements, ratio of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership’s ratio of total debt to EBITDA was 2.3 to 1 at June 30, 2012, as calculated in accordance with the credit agreements.

In April 2012, Sunoco announced that it has entered into a definitive merger agreement to be acquired by ETP. Successful completion of the acquisition would represent an event of default under the Partnership’s credit facilities as the general partner interests would no longer be owned by Sunoco. The Partnership continues to monitor the progress of the proposed transaction and, as necessary, expects to amend this condition so that no event of default will occur if the acquisition is completed.

In May 2012, West Texas Gulf entered into a $35 million revolving credit facility (the “$35 million Credit Facility”), which matures in April 2015. The facility is available to fund West Texas Gulf’s general corporate purposes including working capital and capital expenditures. The credit facility limits West Texas Gulf on a rolling four-quarter basis, to a minimum fixed charge coverage ratio, as defined in the underlying credit agreement. The ratio for the fiscal quarter ending June 30, 2012 shall not be less than 0.85 to 1. The minimum ratio fluctuates between 0.80 to 1 and 1.00 to 1 throughout the term of the revolver as specified in the credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. West Texas Gulf’s fixed charge coverage ratio and leverage ratio were 1.04 to 1 and 0.18 to 1, respectively, at June 30, 2012. Outstanding borrowings under this credit facility were $5 million at June 30, 2012.

9. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At June 30, 2012 and December 31, 2011, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $4 million. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since no unasserted claims are probable of settlement or reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $1 million for the three months ended June 30, 2012 and 2011, respectively and $5 and $3 million for the six months ended June 30, 2012 and 2011, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization totaled $14 million at June 30, 2012 and are included in other assets in the condensed consolidated balance sheets.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the results of operations, financial position or cash flows of the Partnership at June 30, 2012. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership’s results of operations, financial position or cash flows at June 30, 2012.

10. Equity

The changes in the number of common units outstanding from January 1, 2011 through June 30, 2012 are as follows:

	Common Units	Class A Units	Total Units
	(in millions)
Balance at January 1, 2011	99.2	—	99.2
Units issued under incentive plans	0.2	—	0.2
Class A Units issued to Sunoco in July 2011 (Note 3)	—	3.9	3.9

Balance at December 31, 2011	99.4	3.9	103.3

Units issued under incentive plans	0.2	—	0.2

Balance at June 30, 2012	99.6	3.9	103.5

In July 2011, the Partnership issued 3.9 million Class A units to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets. These deferred distribution units represented a new class of units that were converted to common units in July 2012. The Class A units participated in the allocation of net income on a pro-rata basis with the common units.

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

The following table shows the target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s common units:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders
Minimum Quarterly distribution	$0.1500	2%		98%
First Target Distribution	up to $0.1667	2%		98%
Second Target Distribution	above $ 0.1667
	up to $0.1917	15	%*	85%
Third Target Distribution	above $ 0.1917
	up to $0.5275	37	%*	63%
Thereafter	above $ 0.5275	50	%*	50%

*	Includes 2 percent general partner interest.

The distributions paid by the Partnership for the period from January 1, 2011 through June 30, 2012 are summarized below.

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
May 15, 2012	$0.4275	$43	$14
February 14, 2012	$0.4200	$41	$14
November 14, 2011	$0.4133	$41	$13
August 12, 2011	$0.4050	$40	$13
May 13, 2011	$0.3983	$40	$12

On August 2, 2012, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $0.4700 per common unit ($1.88 annualized), representing the distribution for the second quarter 2012. The $66 million distribution, including $17 million to the general partner, will be paid on August 14, 2012 to common unitholders of record on August 8, 2012. The August 2012 payment will include distributions on the Class A units which were converted to common units in July 2012.

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

During each of the six month periods ended June 30, 2012 and 2011, the Partnership issued 0.2 million common units, respectively, under the LTIP. The Partnership recognized share-based compensation expense of $5 million and $4 million for the six months ended June 30, 2012 and 2011, respectively. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of equity when earned.

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

The Partnership had open derivative positions of approximately 3.0 and 1.5 million barrels of refined products at June 30, 2012 and December 31, 2011, respectively. The derivatives outstanding as of June 30, 2012 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of June 30, 2012 and December 31, 2011, the fair values of the Partnership’s derivative assets and liabilities were:

	June 30, 2012	December 31, 2011
	(in millions)
Derivative assets	$20	$6
Derivative liabilities	(24)	(2)

	$(4)	$4

Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the accompanying condensed consolidated balance sheets.

The Partnership’s derivative positions are comprised primarily of commodity contracts. The following tables set forth the impact of derivatives on the Partnership’s financial performance for the three and six months ended June 30, 2012 and 2011:

	Pretax Gains (Losses) Recognized in Other Comprehensive Income	Pretax Gains (Losses) Recognized in Earnings	Location of Gains (Losses) Recognized in Earnings
	(in millions)
Three Months Ended June 30, 2012
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$—	Sales and other operating revenue
Commodity contracts	—	—	Cost of product sold and operating expenses

	$—	$—

Derivatives not designated as hedging instruments:
Commodity contracts		$7	Sales and other operating revenue
Commodity contracts		(8)	Cost of product sold and operating expenses

		$(1)

Three Months Ended June 30, 2011
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$1	$(1)	Sales and other operating revenue
Commodity contracts	—	—	Cost of product sold and operating expenses

	$1	$(1)

Derivatives not designated as hedging instruments:
Commodity contracts		$3	Sales and other operating revenue
Commodity contracts		(2)	Cost of product sold and operating expenses

		$1

	Pretax Gains (Losses) Recognized in Other Comprehensive Income	Pretax Gains (Losses) Recognized in Earnings	Location of Gains (Losses) Recognized in Earnings
	(in millions)
Six Months Ended June 30, 2012
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(4)	$(3)	Sales and other operating revenue
Commodity contracts	—	1	Cost of product sold and operating expenses

	$(4)	$(2)

Derivatives not designated as hedging instruments:
Commodity contracts		$3	Sales and other operating revenue
Commodity contracts		(7)	Cost of product sold and operating expenses

		$(4)

Six Months Ended June 30, 2011
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$2	$(4)	Sales and other operating revenue
Commodity contracts	—	1	Cost of product sold and operating expenses

	$2	$(3)

Derivatives not designated as hedging instruments:
Commodity contracts		$2	Sales and other operating revenue
Commodity contracts		(2)	Cost of product sold and operating expenses

		$—

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

The Partnership maintains credit policies with regard to its counterparties that management believes minimize the overall credit risk. The credit positions of the Partnership’s customers’ are analyzed prior to the extension of credit and periodically after credit has been extended. The Partnership manages its exposure to derivative counterparty credit risk through credit analysis, credit approvals, credit limits, and monitoring procedures. At June 30, 2012 and December 31, 2011, the Partnership did not hold any over-the-counter derivatives.

Interest Rate Risk Management

The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed- rate and variable-rate debt. At June 30, 2012, the Partnership had $111 million of consolidated variable-rate borrowings under its revolving credit facilities. This includes $5 million of outstanding borrowings on West Texas Gulf’s revolving credit facility.

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

The estimated fair value of financial instruments has been determined based on the Partnership’s assessment of available market information and appropriate valuation methodologies. The Partnership’s current assets (other than derivatives and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership’s derivatives are measured and recorded at fair value based on observable market prices (Note 13). The estimated fair values of the Senior Notes are determined using observable market prices, as these notes are actively traded. The estimated aggregate fair value of the Senior Notes at June 30, 2012 is $1.56 billion, compared to the carrying amount of $1.45 billion. The estimated aggregate fair value of the Senior Notes at December 31, 2011 was $1.91 billion, compared to the carrying amount of $1.70 billion.

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

15. Business Segment Information

The following tables summarize condensed statement of income information concerning the Partnership’s business segments and reconcile total segment operating income to net income attributable to Sunoco Logistics Partners L.P. for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Sales and other operating revenue (1)
Crude Oil Pipelines	$100	$81	$180	$152
Crude Oil Acquisition and Marketing	3,056	2,259	6,248	4,357
Terminal Facilities	170	93	305	186
Refined Products Pipelines	32	29	63	56
Intersegment eliminations	(45)	(38)	(82)	(69)

Total sales and other operating revenue	$3,313	$2,424	$6,714	$4,682

Depreciation and amortization
Crude Oil Pipelines	$6	$6	$13	$12
Crude Oil Acquisition and Marketing	5	1	10	1
Terminal Facilities	9	8	18	16
Refined Products Pipelines	5	4	9	8

Total depreciation and amortization	$25	$19	$50	$37

Impairment charge and related matters (2)(3)
Crude Oil Acquisition and Marketing	$—	$—	$8	$—
Terminal Facilities	(10)	—	(10)	—
Refined Products Pipelines	—	—	1	—

Total impairment charge	$(10)	$—	$(1)	$—

Operating income
Crude Oil Pipelines	$64	$47	$116	$86
Crude Oil Acquisition and Marketing	52	32	86	34
Terminal Facilities	61	34	98	63
Refined Products Pipelines	7	8	13	13

Total operating income	$184	$121	$313	$196

Net interest expense	21	19	45	39

Income before provision for income taxes	$163	$102	$268	$157
Provision for income taxes	8	6	16	11

Net Income	$155	$96	$252	$146
Net Income attributable to noncontrolling interests	3	2	5	4

Net Income Attributable to Partners	$152	$94	$247	$142

(1)	Sales and other operating revenue includes amounts from Sunoco for the three and six months ended June 30, 2012 and 2011 of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Crude Oil Pipelines	$—	$—	$—	$6
Crude Oil Acquisition and Marketing	138	1	206	247
Terminal Facilities	45	24	90	58
Refined Products Pipelines	11	14	24	31

Total sales and other operating revenue from Sunoco	$194	$39	$320	$342

(2)

In the first quarter 2012, the Partnership recognized a non-cash impairment charge related to a cancelled software project for the crude oil acquisition and marketing business and a refined products pipeline project in Texas. The impairment was recorded as $8 and $1 million within the Crude Oil Acquisition and Marketing and Refined Products Pipelines segments, respectively.

(3)

In the second quarter 2012, the Partnership recognized a $10 million gain on the reversal of certain regulatory obligations for tank cleaning which was expected to be performed if Sunoco’s Philadelphia refinery was shut down. In July 2012, Sunoco announced its intention to form a joint venture with The Carlyle Group at its Philadelphia refinery, enabling the facility to continue operating.

The following table provides the identifiable assets for each segment as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in millions)
Crude Oil Pipelines	$1,073	$1,055
Crude Oil Acquisition and Marketing	2,217	2,469
Terminal Facilities	1,093	1,053
Refined Products Pipelines	746	736
Corporate and other(1)	59	164

Total identifiable assets	$5,188	$5,477

(1)	Corporate and other assets consist primarily of cash and cash equivalents, advances to affiliates, deferred financing costs and properties, plants and equipment.

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

Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$3,119	$—	$3,119
Affiliates	—	—	194	—	194
Other income	—	—	5	—	5
Equity in earnings of subsidiaries	152	173	—	(325)	—

Total Revenues	152	173	3,318	(325)	3,318

Costs and Expenses
Cost of products sold and operating expenses	—	—	3,089	—	3,089
Depreciation and amortization expense	—	—	25	—	25
Impairment charge and related matters	—	—	(10)	—	(10)
Selling, general and administrative expenses	—	—	30	—	30

Total Costs and Expenses	—	—	3,134	—	3,134

Operating Income	152	173	184	(325)	184
Interest cost and debt expense, net	—	23	—	—	23
Capitalized interest	—	(2)	—	—	(2)

Income Before Provision for Income Taxes	152	152	184	(325)	163
Provision for income taxes	—	—	8	—	8

Net Income	152	152	176	(325)	155
Net income attributable to noncontrolling interests	—	—	3	—	3

Net Income attributable to Partners	$152	$152	$173	$(325)	$152

Comprehensive Income	$152	$152	$176	$(325)	$155
Comprehensive income attributable to noncontrolling interests	—	—	3	—	3

Comprehensive Income Attributable to Partners	$152	$152	$173	$(325)	$152

Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$2,385	$—	$2,385
Affiliates	—	—	39	—	39
Other income	—	—	4	—	4
Equity in earnings of subsidiaries	94	112	—	(206)	—

Total Revenues	94	112	2,428	(206)	2,428

Costs and Expenses
Cost of products sold and operating expenses	—	—	2,266	—	2,266
Depreciation and amortization expense	—	—	19	—	19
Selling, general and administrative expenses	—	—	22	—	22

Total Costs and Expenses	—	—	2,307	—	2,307

Operating Income	94	112	121	(206)	121
Interest cost and debt expense, net	—	20	1	—	21
Capitalized interest	—	(2)	—	—	(2)

Income Before Provision for Income Taxes	94	94	120	(206)	102
Provision for income taxes	—	—	6	—	6

Net Income	94	94	114	(206)	96
Net income attributable to noncontrolling interests	—	—	2	—	2

Net Income attributable to Partners	$94	$94	$112	$(206)	$94

Comprehensive Income	$94	$94	$115	$(206)	$97
Comprehensive income attributable to noncontrolling interests	—	—	2	—	2

Comprehensive Income Attributable to Partners	$94	$94	$113	$(206)	$95

Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$6,394	$—	$6,394
Affiliates	—	—	320	—	320
Other income	—	—	7	—	7
Gain on sale and related matters	—	—	11	—	11
Equity in earnings of subsidiaries	247	290	—	(537)	—

Total Revenues	247	290	6,732	(537)	6,732

Costs and Expenses
Cost of products sold and operating expenses	—	—	6,314	—	6,314
Depreciation and amortization expense	—	—	50	—	50
Impairment charge and related matters	—	—	(1)	—	(1)
Selling, general and administrative expenses	—	—	56	—	56

Total Costs and Expenses	—	—	6,419	—	6,419

Operating Income	247	290	313	(537)	313
Interest cost and debt expense, net	—	47	2	—	49
Capitalized interest	—	(4)	—	—	(4)

Income Before Provision for Income Taxes	247	247	311	(537)	268
Provision for income taxes	—	—	16	—	16

Net Income	247	247	295	(537)	252
Net income attributable to noncontrolling interests	—	—	5	—	5

Net Income attributable to Partners	$247	$247	$290	$(537)	$247

Comprehensive Income	$247	$247	$291	$(537)	$248
Comprehensive income attributable to noncontrolling interests	—	—	5	—	5

Comprehensive Income Attributable to Partners	$247	$247	$286	$(537)	$243

Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$4,340	$—	$4,340
Affiliates	—	—	342	—	342
Other income	—	—	6	—	6
Equity in earnings of subsidiaries	142	179	—	(321)	—

Total Revenues	142	179	4,688	(321)	4,688

Costs and Expenses
Cost of products sold and operating expenses	—	—	4,411	—	4,411
Depreciation and amortization expense	—	—	37	—	37
Selling, general and administrative expenses	—	—	44	—	44

Total Costs and Expenses	—	—	4,492	—	4,492

Operating Income	142	179	196	(321)	196
Interest cost and debt expense, net	—	40	2	—	42
Capitalized interest	—	(3)	—	—	(3)

Income Before Provision for Income Taxes	142	142	194	(321)	157
Provision for income taxes	—	—	11	—	11

Net Income	142	142	183	(321)	146
Net income attributable to noncontrolling interests	—	—	4	—	4

Net Income attributable to Partners	$142	$142	$179	$(321)	$142

Comprehensive Income	$142	$142	$185	$(321)	$148
Comprehensive income attributable to noncontrolling interests	—	—	4	—	4

Comprehensive Income Attributable to Partners	$142	$142	$181	$(321)	$144

Condensed Consolidating Balance Sheet

June 30, 2012

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$—	$—	$2
Advances to affiliated companies	(24)	48	(14)	—	10
Accounts receivable, affiliated companies	—	—	8	—	8
Accounts receivable, net	—	—	1,803	—	1,803
Inventories	—	—	315	—	315

Total Current Assets	(24)	50	2,112	—	2,138

Properties, plants and equipment, net	—	—	2,597	—	2,597
Investment in affiliates	1,251	2,774	75	(4,025)	75
Goodwill	—	—	77	—	77
Intangible assets, net	—	—	264	—	264
Other assets	—	11	26	—	37

Total Assets	$1,227	$2,835	$5,151	$(4,025)	$5,188

Liabilities and Equity
Current Liabilities
Accounts payable	$—	$—	$1,862	$—	$1,862
Accrued liabilities	1	30	77	—	108
Accrued taxes payable	—	—	49	—	49

Total Current Liabilities	1	30	1,988	—	2,019

Long-term debt	—	1,554	5	—	1,559
Other deferred credits and liabilities	—	—	62	—	62
Deferred income taxes	—	—	222	—	222

Total Liabilities	1	1,584	2,277	—	3,862

Total Equity	1,226	1,251	2,874	(4,025)	1,326

Total Liabilities and Equity	$1,227	$2,835	$5,151	$(4,025)	$5,188

Condensed Consolidating Balance Sheet

December 31, 2011

(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$—	$2	$3	$—	$5
Advances to affiliated companies	90	48	(31)	—	107
Accounts receivable, net	—	—	2,188	—	2,188
Inventories	—	—	206	—	206

Total Current Assets	90	50	2,366	—	2,506

Properties, plants and equipment, net	—	—	2,522	—	2,522
Investment in affiliates	1,007	2,680	73	(3,687)	73
Goodwill	—	—	77	—	77
Intangible assets, net	—	—	277	—	277
Other assets	—	13	9	—	22

Total Assets	$1,097	$2,743	$5,324	$(3,687)	$5,477

Liabilities and Equity
Accounts payable	—	1	2,110	—	2,111
Current portion of long-term debt	—	250	—	—	250
Accrued liabilities	1	37	74	—	112
Accrued taxes payable	—	—	62	—	62

Total Current Liabilities	1	288	2,246	—	2,535

Long-term debt	—	1,448	—	—	1,448
Other deferred credits and liabilities	—	—	78	—	78
Deferred income taxes	—	—	222	—	222

Total Liabilities	1	1,736	2,546	—	4,283

Total Equity	1,096	1,007	2,778	(3,687)	1,194

Total Liabilities and Equity	$1,097	$2,743	$5,324	$(3,687)	$5,477

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$247	$241	$331	$(537)	$282

Cash Flows from Investing Activities:
Capital expenditures	—	—	(134)	—	(134)
Proceeds from divestments and related matters	—	—	11	—	11
Intercompany	(246)	(97)	(194)	537	—

Net cash used in investing activities	(246)	(97)	(317)	537	(123)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(112)	—	—	—	(112)
Distributions paid to noncontrolling interests	(3)	—	—	—	(3)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(5)	—	(5)
Repayments under credit facility	—	(176)	—	—	(176)
Borrowings under credit facility	—	282	5	—	287
Repayment of senior notes	—	(250)	—	—	(250)
Advances to affiliated companies, net	114	—	(17)	—	97

Net cash used in financing activities	(1)	(144)	(17)	—	(162)

Net change in cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	2	3	—	5

Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$142	$144	$30	$(321)	$(5)

Cash Flows from Investing Activities:
Capital expenditures	—	—	(69)	—	(69)
Acquisitions	—	—	(99)	—	(99)
Intercompany	(90)	(378)	147	321	—

Net cash used in investing activities	(90)	(378)	(21)	321	(168)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(103)	—	—	—	(103)
Distributions paid to noncontrolling interests	(2)	—	—	—	(2)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(3)	—	(3)
Repayments under credit facility	—	(63)	—	—	(63)
Borrowings under credit facility	—	297	—	—	297
Advances to affiliated companies, net	53	—	(2)	—	51
Other	—	—	—	—	—

Net cash provided by financing activities	(52)	234	(5)	—	177

Net change in cash and cash equivalents	—	—	4	—	4
Cash and cash equivalents at beginning of period	—	2	—	—	2

Cash and cash equivalents at end of period	$—	$2	$4	$—	$6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents our consolidated operating results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$3,119	$2,385	$6,394	$4,340
Affiliates	194	39	320	342
Other income	5	4	7	6
Gain on sale and related matters	—	—	11	—

Total Revenues	3,318	2,428	6,732	4,688

Costs and Expenses
Cost of products sold and operating expenses	3,089	2,266	6,314	4,411
Depreciation and amortization expense	25	19	50	37
Impairment charge and related matters	(10)	—	(1)	—
Selling, general and administrative expenses	30	22	56	44

Total Costs and Expenses	3,134	2,307	6,419	4,492

Operating Income	184	121	313	196
Interest cost and debt expense, net	23	21	49	42
Capitalized interest	(2)	(2)	(4)	(3)

Income Before Provision for Income Taxes	$163	$102	$268	$157
Provision for income taxes	8	6	16	11

Net Income	$155	$96	$252	$146
Net income attributable to noncontrolling interests	3	2	5	4

Net income attributable to Partners	$152	$94	$247	$142

Net income attributable to Partners per Limited Partner unit:
Basic	$1.29	$0.80	$2.06	$1.17

Diluted	$1.28	$0.80	$2.05	$1.16

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

The following table reconciles the difference between net income, as determined under GAAP, and Adjusted EBITDA and distributable cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Net Income attributable to Partners	$152	$94	$247	$142
Interest cost, net	21	19	45	39
Depreciation and amortization expense	25	19	50	37
Impairment charge(1)	—	—	9	—
Provision for income taxes	8	6	16	11

Adjusted EBITDA (2)(3)	$206	$138	$367	$229
Interest cost, net	(21)	(19)	(45)	(39)
Maintenance capital expenditures	(11)	(7)	(18)	(10)
Provision for income taxes	(8)	(6)	(16)	(11)

Distributable cash flow (3)	$166	$106	$288	$169

The following table reconciles the difference between net cash provided by operating activities and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Net cash provided by operating activities	$143	$(12)	$282	$(5)
Interest cost, net	21	19	45	39
Amortization and bond discount	—	(1)	(1)	(1)
Deferred income tax expense	1	—	—	1
Restricted unit incentive plan expense	(2)	(1)	(5)	(4)
Claim on recovery of environmental liability	2	—	14	—
Gain on reversal of tank cleaning liability	10	—	10	—
Net working capital pertaining to operating activities	24	129	2	194
Provision for income taxes	8	6	16	11
Net income attributable to noncontrolling interests	(3)	(2)	(5)	(4)
Other	2	—	9	(2)

Adjusted EBITDA (1)(2)	$206	$138	$367	$229

(1)	In the first quarter 2012, the Partnership recognized a non-cash impairment charge related to a cancelled software project for the crude oil acquisition and marketing business and a refined products pipeline project in Texas. The impairment was recorded as $8 and $1 million within the Crude Oil Acquisition and Marketing and Refined Products Pipelines segments, respectively.
(2)	In the second quarter 2012, the Partnership recognized a $10 million gain on the reversal of certain regulatory obligations for tank cleaning which was expected to be performed if Sunoco’s Philadelphia refinery was shut down. In July 2012, Sunoco announced its intention to form a joint venture with The Carlyle Group at its Philadelphia refinery, enabling the facility to continue operating. This gain was included in the Partnership’s Adjusted EBITDA, which is consistent with prior period presentation.
(3)	Management of the Partnership believes Adjusted EBITDA and distributable cash flow information enhances an investor’s understanding of a business’ ability to generate cash for payment of distributions and other purposes. Adjusted EBITDA and distributable cash flow do not represent and should not be considered an alternative to net income or cash flows from operating activities as determined under United States generally accepted accounting principles (“GAAP”) and may not be comparable to other similarly titled measures of other businesses.

Analysis of Consolidated Operating Results

Net income attributable to partners was $152 and $94 million for the three months ended June 30, 2012 and 2011, respectively. Net income attributable to partners for the second quarter 2012 increased $58 million compared to the prior year period due primarily to improved operating performance which benefited from strong demand for crude oil transportation services and contributions from our 2011 acquisitions and organic projects. In addition, in the second quarter 2012, the Partnership recognized a $10 million gain on the reversal of certain regulatory obligations for tank cleaning which was expected to be performed if Sunoco’s Philadelphia refinery was shut down. In July 2012, Sunoco announced its intention to form a joint venture with The Carlyle Group at its Philadelphia refinery, enabling the facility to continue operating. Higher income from our operations was partially offset by higher interest expense related primarily to debt offerings in 2011 which were used to fund various growth initiatives.

Net income attributable to partners was $247 and $142 million for the six months ended June 30, 2012 and 2011, respectively. Net income attributable to partners for the six months ended June 30, 2012 increased $105 million compared to the prior year period due primarily to improved operating performance which benefited from strong demand for crude oil transportation services and contributions from our 2011 acquisitions and organic projects. Higher income from our operations was partially offset by higher interest expense related to debt offerings in 2011 which were used to fund various growth initiatives.

Analysis of Segment Operating Income

We manage our operations through four operating segments: Crude Oil Pipelines, Crude Oil Acquisition and Marketing, Terminal Facilities and Refined Products Pipelines.

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

The following table presents the operating results and key operating measures for our Crude Oil Pipelines for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$65	$49	$115	$89
Affiliates	—	—	—	6
Intersegment revenue	35	32	65	57

Total sales and other operating revenue	$100	$81	$180	$152
Depreciation and amortization expense	$6	$6	$13	$12
Operating Income	$64	$47	$116	$86
Pipeline throughput (thousands of bpd)	1,571	1,641	1,519	1,568
Pipeline revenue per barrel (cents)	70.0	54.2	65.0	53.5

Operating income for the Crude Oil Pipelines increased $17 million to $64 million for the three months ended June 30, 2012, as compared to $47 million for the three months ended June 30, 2011. The increase in operating income was driven primarily by higher pipeline fees which benefited from tariff increases relative to the prior year period and improved mix of pipeline movements which benefited from the demand for West Texas crude oil ($23 million). Partially offsetting these improvements were overall volume reductions ($4 million).

Operating income for the Crude Oil Pipelines increased $30 million to $116 million for the six months ended June 30, 2012, as compared to $86 million for the six months ended June 30, 2011. The increase in operating income was driven primarily by higher pipeline fees which benefited from tariff increases relative to the prior year period and improved mix of pipeline movements which benefited from the demand for West Texas crude oil ($32 million). Operating results were further improved by reduced operating expenses related primarily to increased pipeline operating gains ($6 million) and lower environmental remediation expenses ($2 million). Partially offsetting these improvements were overall volume reductions ($4 million) and higher costs associated with operating supplies ($2 million).

Crude Oil Acquisition and Marketing

Our Crude Oil Acquisition and Marketing segment reflects the sale of gathered and bulk purchased crude oil. The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold as a result of the significant volume of crude oil bought and sold. However, the absolute price levels of crude oil normally do not bear a relationship to gross margin, although the price levels significantly impact revenue and costs of products sold. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross margin for the Crude Oil Acquisition and Marketing segment. The operating results of the Crude Oil Acquisition and Marketing segment are affected by overall levels of supply and demand for crude oil and relative fluctuations in market related indices. Generally, we expect a base level of earnings from our Crude Oil Acquisition and Marketing segment that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated structure. Our management believes gross margin, which is equal to sales and other operating revenue less cost of products sold, operating expenses and depreciation and amortization, is a key measure of financial performance for the Crude Oil Acquisition and Marketing segment. Although we employ risk management activities, these margins are not fixed and will vary from period-to-period.

The following table presents the operating results and key operating measures for our Crude Oil Acquisition and Marketing for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$2,918	$2,258	$6,042	$4,109
Affiliates	138	1	206	247
Intersegment revenue	—	—	—	1

Total sales and other operating revenue	$3,056	$2,259	$6,248	$4,357
Depreciation and amortization expense	$5	$1	$10	$1
Impairment charge and related matters	$—	$—	$8	$—
Operating Income	$52	$32	$86	$34
Crude oil purchases (thousands of bpd)	700	637	665	619
Gross margin per barrel purchased(2)	88.7	61.6	84.7	35.9
Average crude oil price (per barrel)	$93.50	$102.55	$98.22	$98.42

(1)	In August 2011, the Partnership acquired a crude oil acquisition and marketing business from Texon L.P. Results from the acquisition are included from the acquisition date.
(2)	Represents total segment sales and other operating revenue minus cost of products sold and operating expense and depreciation and amortization, divided by crude oil purchases.

Operating income for the Crude Oil Acquisition and Marketing segment increased $20 million to $52 million for the three months ended June 30, 2012, as compared to $32 million for the three months ended June 30, 2011. The increase in operating income was driven primarily by expanded crude oil volumes and margins which were the result of expansion in our crude oil trucking fleet and market related opportunities in West Texas. Operating results were further improved by increased volumes from the crude oil acquisition and marketing assets acquired from Texon L.P. in the third quarter of 2011.

Operating income for the Crude Oil Acquisition and Marketing segment increased $52 million to $86 million for the six months ended June 30, 2012, as compared to $34 million for the six months ended June 30, 2011. The increase in operating income was driven primarily by expanded crude oil volumes and margins which were the result of expansion in our crude oil trucking fleet and market related opportunities in West Texas. Operating results were further improved by increased volumes from the crude oil acquisition and marketing assets acquired from Texon L.P. in the third quarter of 2011. Partially offsetting these improvements was an $8 million non-cash impairment charge related to a cancelled software project.

Terminal Facilities

Our Terminal Facilities segment consists primarily of crude oil and refined product terminals and a refined product acquisition and marketing business. The Terminal Facilities earn revenue by providing storage, terminalling, blending and other ancillary services to our customers, as well as through the sale of refined products.

The following table presents the operating results and key operating measures for our Terminal Facilities for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$115	$63	$199	$117
Affiliates	45	24	90	58
Intersegment revenue	10	6	16	11

Total sales and other operating revenue	$170	$93	$305	$186
Depreciation and amortization expense	$9	$8	$18	$16
Operating Income	$61	$34	$98	$63
Terminal throughput (thousands of bpd)
Refined products terminals	515	479	501	479
Nederland terminal	690	771	694	734
Refinery terminals	345	393	364	391

(1)

In July and August 2011, the Partnership acquired the Eagle Point tank farm and related assets and a refined products terminal located in East Boston, Massachusetts, respectively. Results from the acquisitions are included from their respective acquisition dates.

Operating income for the Terminal Facilities increased $27 million to $61 million for the three months ended June 30, 2012, as compared to $34 million for the three months ended June 30, 2011. The increase in operating income is due primarily to a gain recognized on the reversal of certain regulatory obligations for tank cleaning which will be delayed as a result of the announced joint venture of Sunoco’s Philadelphia refinery ($10 million). Also contributing to the increase were operating results from the Partnership’s refined products acquisition and marketing activities ($6 million), improved results from the Partnership’s refined products and Nederland terminals ($7 million) and contributions from the 2011 acquisitions of the Eagle Point tank farm and a refined products terminal in Boston, Massachusetts ($5 million).

Operating income for the Terminal Facilities increased $35 million to $98 million for the six months ended June 30, 2012, as compared to $63 million for the six months ended June 30, 2011. The increase in operating income is due primarily to a gain for the reversal of certain regulatory obligations discussed above ($10 million) and a gain recognized on a contract settlement associated with the Partnership’s sale of the Big Sandy terminal and pipeline assets ($6 million). Also contributing to the increase were contributions from the 2011 acquisitions of the Eagle Point tank farm and a refined products terminal in Boston, Massachusetts ($9 million), operating results from the Partnership’s refined products acquisition and marketing activities ($6 million) and improved results from the Partnership’s refined products and Nederland terminals ($7 million). Partially offsetting these increases were reduced volumes at the Partnership’s refinery terminals related to the idling of Sunoco’s Marcus Hook refinery in the fourth quarter 2011 ($2 million).

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

The following table presents the operating results and key operating measures for our Refined Products Pipelines for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011(1)	2012	2011(1)
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$21	$15	$38	$25
Affiliates	11	14	24	31
Intersegment revenue	—	—	1	—

Total sales and other operating revenue	$32	$29	$63	$56
Depreciation and amortization expense	$5	$4	$9	$8
Impairment charge	$—	$—	$1	$—
Operating Income	$7	$8	$13	$13
Pipeline throughput (thousands of barrels per day (“bpd”))(2)	591	471	559	441
Pipeline revenue per barrel (cents)(2)	59.5	69.1	62.2	70.4

(1)

In May 2011, the Partnership acquired a controlling financial interest in the Inland refined products pipeline. As a result of the acquisition, the Partnership accounted for the entity as a consolidated subsidiary. Results from the acquisition are included from the acquisition date.

(2)	Excludes amounts attributable to equity interests which are not consolidated.

Operating income for the Refined Products Pipelines decreased $1 million to $7 million for the three months ended June 30, 2012, as compared to $8 million for the three months ended June 30, 2011. Contributions from the second quarter 2011 acquisition of a controlling financial interest in the Inland pipeline ($1 million) were offset by lower pipeline volumes related to the idling of Sunoco’s Marcus Hook refinery in the fourth quarter 2011 ($2 million).

Operating income for the Refined Products Pipelines remained unchanged at $13 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Contributions from the second quarter 2011 acquisition of a controlling financial interest in the Inland pipeline ($4 million) and a gain recognized on a contract settlement associated with the sale of our Big Sandy refined products terminal and pipeline assets in Texas ($5 million) were offset by lower pipeline volumes due to the idling of Sunoco’s Marcus Hook refinery in the fourth quarter 2011 ($5 million), and higher environmental remediation expenses ($4 million).

Proposed Acquisition

In April 2012, Sunoco entered into an agreement to be acquired by Energy Transfer Partners (“ETP”). In connection with this transaction, ETP will also become the owner of Sunoco’s interests which include the general partner and the incentive distribution rights, as well as Sunoco’s 32.4 percent interest in the Partnership’s limited partner units. The transaction is expected to close in the fourth quarter 2012, subject to approval of Sunoco’s shareholders and customary regulatory approvals. In addition, under the merger agreement, Sunoco will continue its plan to exit its refining business, including the announced joint venture with the Philadelphia refinery. The Partnership does not expect that the proposed acquisition will have a material impact on its operations.

The transfer of Sunoco’s interests in Sunoco Logistics to ETP in connection with the acquisition plus the transfers of common units of Sunoco Logistics by other unitholders in the public market may result in Sunoco Logistics terminating for tax purposes. Sunoco Logistics will be considered to have been terminated for tax purposes if there are sales or exchanges which, in the aggregate, constitute 50% or more of the total interests in Sunoco Logistics’ capital and profits within a twelve-month period. Sunoco Logistics’ termination currently would not affect its classification as a partnership for U.S. federal income tax purposes, but instead, Sunoco Logistics would be treated as a new partnership for tax purposes. A termination of Sunoco Logistics would result in a deferral of Sunoco Logistics’ deductions for depreciation, which may affect the net taxable income allocated to a unitholder. The Partnership continues to assess how the proposed acquisition by ETP will impact its unitholders. For further discussion on the tax risks associated with the Partnership see Item 1A. “Risk Factors” of the Partnership’s Form 10-K filed on February 24, 2012.

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the $585 million of credit facilities are our primary sources of liquidity. At June 30, 2012, we had net working capital of $119 million and available borrowing capacity under credit facilities of $474 million. Our working capital position reflects crude oil and refined products inventories based on historical costs under the last-in, first-out (“LIFO”) method of accounting. If the inventories had been valued at their current replacement cost, we would have had working capital of $246 million at June 30, 2012. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

Credit Facilities

The Partnership maintains two credit facilities to fund the Partnership’s working capital requirements, finance acquisition and capital projects and for general partnership purposes with total borrowing capacity of $550 million. The credit facilities consist of a five-year $350 million unsecured credit facility (the “$350 million Credit Facility”) and a $200 million 364 day unsecured credit facility (the “$200 million Credit Facility”). Outstanding borrowings under these credit facilities were $106 million at June 30, 2012. There were no borrowings outstanding at December 31, 2011.

The Partnership’s credit facilities contains various covenants limiting the Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. The credit facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated EBITDA, as defined in the underlying credit agreement, ratio of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership’s ratio of total debt to EBITDA was 2.3 to 1 at June 30, 2012, as calculated in accordance with the bank covenants.

Successful completion of ETP’s acquisition of Sunoco would represent an event of default under the Partnership’s credit facilities as the general partner interests would no longer be owned by Sunoco. The Partnership continues to monitor the progress of the proposed transaction and, as necessary, expects to amend this condition so that no event of default will occur if the acquisition is completed.

In May 2012, West Texas Gulf Pipe Line Company, one of the Partnership’s consolidated joint ventures, entered into a $35 million revolving credit facility (the “$35 million Credit Facility”), which matures in April 2015. The facility is available to fund West Texas Gulf’s general corporate purposes including working capital and capital expenditures. The credit facility limits West Texas Gulf on a rolling four-quarter basis, to a minimum fixed charge coverage ratio, as defined in the underlying credit agreement. The ratio for the fiscal quarter ending June 30, 2012 shall not be less than 0.85 to 1. The minimum ratio fluctuates between 0.80 to 1 and 1.00 to 1 throughout the term of the revolver as specified in the credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. West Texas Gulf’s fixed charge coverage ratio and leverage ratio were 1.04 to 1 and 0.18 to 1, respectively, at June 30, 2012. Outstanding borrowings under this credit facility were $5 million at June 30, 2012.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the six months ended June 30, 2012 was $282 million compared with net cash used in operating activities of $5 million for the first six months of 2011. Net cash provided by operating activities in 2012 related primarily to net income of $252 million and non-cash charges for depreciation and amortization of $50 million partially offset by $14 million in spending for environmental liabilities which are expected to be recovered under the Partnership’s insurance programs. The net cash used in operating activities in 2011 related primarily to a net increase in working capital of $194 million, partially offset by net income of $146 million and non-cash charges of depreciation and amortization of $37 million. The increase in working capital was primarily the result of the Partnership’s contango inventory positions and the associated effect on accounts receivable and accounts payable.

Net cash used in investing activities for the first six months of 2012 was $123 million compared with $168 million for the first six months of 2011. Net cash used in investing activities in 2012 consisted primarily of maintenance capital and projects to expand upon the Partnership’s refined products acquisition and marketing activities, upgrade the service capacity at the Eagle Point terminal, invest in the Partnership’s crude oil infrastructure by increasing its pipeline capabilities in West Texas and expanding the trucking fleet, increase service capabilities at the Partnership’s Nederland terminal and conversion of certain refined products pipelines as part of the Mariner West Project. These uses were partially offset by $11 million of proceeds received for the sale of the Big Sandy terminal and pipeline assets and the settlement of related throughput and deficiency contracts. Net cash used in investing activities in 2011 consisted of the acquisition of the Inland refined products pipeline system in Ohio for $99 million, capital expenditures to expand upon the Partnership’s existing refined products acquisition and marketing business, the increase in tankage at the Nederland facility and the expansion of the Partnership’s refined products platform in the southwest United States, as well as maintenance capital associated with the Partnership’s existing assets.

Net cash used in financing activities for the first six months of 2012 was $162 million compared with $177 million provided by financing activities for the first six months of 2011. Net cash used in financing activities for the first six months of 2012 resulted from the $250 million repayment of 7.25% senior notes in February 2012 and $112 million in distributions paid to limited partners and the general partner. The 2012 cash used in financing was offset by $111 million of net credit facility borrowings and $97 million decrease in advances to affiliates. Net cash provided by financing activities for the first six months of 2011 resulted from $234 million in net borrowings under the Partnership’s revolving credit facility and a $51 million decrease in advances to affiliates. The 2011 sources of cash were partially offset by $103 million in distributions paid to limited and general partners.

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

•	Major acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.

The following table summarizes maintenance and expansion capital expenditures, including amounts paid for acquisitions, for the periods presented:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Maintenance	$18	$10
Expansion	116	59
Major Acquisitions	—	99

Total	$134	$168

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

Expansion capital expenditures for the six months ended June 30, 2012 were $116 million compared to $59 million for the first six months of 2011. Expansion capital for the six months ended June 30, 2012 includes the projects defined above and the Partnership expects total expansion capital of approximately $350 to $400 million for 2012, excluding major acquisitions.

During the six months ended June 30, 2011, the Partnership acquired an 83.8 percent equity interest in Inland Corporation for $99 million, which owns a refined products pipeline system in Ohio.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- rate and variable-rate debt. At June 30, 2012, we had $111 million of variable rate borrowings under the revolving credit facilities. Outstanding borrowings bear interest cost of LIBOR plus an applicable margin. Our weighted average interest rate on our variable-rate borrowings was approximately 2 percent at June 30, 2012. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $1 million.

At June 30, 2012, we had $1.45 billion of fixed-rate borrowings, which had a fair value of $1.56 billion at June 30, 2012. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at June 30, 2012 by approximately $186 million.

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

We do not use futures or other derivative instruments to speculate on crude oil or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products purchase and sale activities. These derivatives are intended to have equal and opposite effects of the purchase and sale activities. At June 30, 2012, the fair market value of our open derivative positions was a net liability of $4 million on 3 million barrels of refined products. These derivative positions vary in length but do not extend beyond one year.

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

As of June 30, 2012, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Interim Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Interim Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures are effective.

No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, cash flows or financial position at June 30, 2012.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 23, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

32.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

101.1:	The following financial statements from Sunoco Logistics Partners L.P.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Consolidated Statement of Cash Flows; (iv) the Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: August 2, 2012