Form 10-Q
period 2013-03-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2013-05-09
CIK 1161154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At March 31, 2013, the number of the registrant’s Common Units outstanding were 103,797,637.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in millions, except per unit amounts)

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenues
Sales and other operating revenue:
Unaffiliated customers	$3,098	$3,275
Affiliates (Note 3)	414	126
Gain on divestment and related matters (Note 2)	—	11

Total Revenues	3,512	3,412

Costs and Expenses
Cost of products sold	3,226	3,194
Operating expenses	24	31
Selling, general and administrative expenses	33	26
Depreciation and amortization expense	64	25
Impairment charge and related matters (Note 15)	—	9

Total Costs and Expenses	3,347	3,285

Operating Income	165	127
Interest cost and debt expense, net	24	26
Capitalized interest	(5)	(2)
Other income	(2)	(2)

Income Before Provision for Income Taxes	148	105
Provision for income taxes (Note 7)	6	8

Net Income	142	97
Less: Net income attributable to noncontrolling interests	(2)	(2)

Net Income Attributable to Sunoco Logistics Partners L.P.	140	95
Less: General Partner’s interest	(27)	(15)

Limited Partners’ interest(1)	$113	$80

Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 4):
Basic	$1.09	$0.77
Diluted	$1.09	$0.77

Weighted average Limited Partners’ units outstanding (Note 4):
Basic	103.8	103.5
Diluted	104.1	103.9

Comprehensive Income	$142	$93
Less: Comprehensive income attributable to noncontrolling interests	(2)	(2)

Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$140	$91

(1)	Includes interest in net income attributable to Class A units, which were converted to common units in July 2012.

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions)

	Successor
	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$2	$3
Advances to affiliated companies (Note 3)	415	56
Accounts receivable, affiliated companies (Note 3)	35	19
Accounts receivable, net	2,196	1,834
Inventories (Note 5)	709	478

Total Current Assets	3,357	2,390

Properties, plants and equipment	5,842	5,673
Less accumulated depreciation and amortization	(101)	(50)

Properties, plants and equipment, net	5,741	5,623

Investment in affiliates	117	118
Goodwill	1,344	1,368
Intangible assets, net	830	843
Other assets	25	19

Total Assets	$11,414	$10,361

Liabilities and Equity
Accounts payable	$2,370	$1,932
Accounts payable, affiliated companies (Note 3)	1	12
Accrued liabilities	94	127
Accrued taxes payable (Note 7)	59	60

Total Current Liabilities	2,524	2,131

Long-term debt (Note 8)	2,318	1,732
Other deferred credits and liabilities	67	60
Deferred income taxes (Note 7)	246	243
Commitments and contingent liabilities (Note 9)

Total Liabilities	5,155	4,166

Total Equity	6,259	6,195

Total Liabilities and Equity	$11,414	$10,361

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash Flows from Operating Activities:
Net Income	$142	$97
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	64	25
Impairment charge	—	9
Claim for recovery of environmental liability	—	(12)
Amortization of bond premium	(6)	—
Restricted unit incentive plan expense	4	3
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(16)	(17)
Accounts receivable, net	(359)	182
Inventories	(231)	(73)
Accounts payable, affiliated companies	(11)	—
Accounts payable and accrued liabilities	412	(68)
Accrued taxes payable	(1)	(3)
Other	(2)	(4)

Net cash provided by (used in) operating activities	(4)	139

Cash Flows from Investing Activities:
Capital expenditures	(140)	(50)
Proceeds from divestments and related matters	—	11

Net cash used in investing activities	(140)	(39)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(80)	(55)
Distributions paid to noncontrolling interests	(2)	—
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(1)	(5)
Repayments under credit facilities	(119)	(41)
Borrowings under credit facilities	13	176
Net proceeds from issuance of long-term debt	691	—
Repayments of senior notes	—	(250)
Advances to affiliated companies, net	(359)	72

Net cash provided by (used in) financing activities	143	(103)

Net change in cash and cash equivalents	(1)	(3)
Cash and cash equivalents at beginning of period	3	5

Cash and cash equivalents at end of period	$2	$2

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(in millions)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Common	Class A
Predecessor
Balance at January 1, 2012	$1,039	$22	$34	$1	$98	$1,194

Net Income	78	2	15	—	2	97
Change in cash flow hedges	—	—	—	(4)	—	(4)

Total comprehensive income (loss)	78	2	15	(4)	2	93
Units issued under incentive plans	3	—	—	—	—	3
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(5)	—	—	—	—	(5)
Distributions	(41)	—	(14)	—	—	(55)

Balance at March 31, 2012	$1,074	$24	$35	$(3)	$100	$1,230

Successor
Balance at January 1, 2013	$5,175	$—	$897	$—	$123	$6,195

Net Income	113	—	27	—	2	142
Change in cash flow hedges	—	—	—	—	—	—

Total comprehensive income	113	—	27	—	2	142
Units issued under incentive plans	4	—	—	—	—	4
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(1)	—	—	—	—	(1)
Distributions	(57)	—	(23)	—	(2)	(82)
Other	—	—	—	—	1	1

Balance at March 31, 2013	$5,234	$—	$901	$—	$124	$6,259

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

Sunoco Logistics Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products and crude oil pipelines, terminalling and storage assets, and refined products and crude oil acquisition and marketing assets. The Partnership is principally engaged in these activities in 31 states located throughout the United States.

The condensed consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the “Operating Partnership”), and include the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. The Partnership holds a controlling financial interest in Inland Corporation (“Inland”), Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“West Texas Gulf”), and as such, these joint ventures are reflected as consolidated subsidiaries of the Partnership. All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in equity and net income are shown separately in the condensed consolidated balance sheets and statements of comprehensive income. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest are accounted for under the equity method of accounting.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2012 has been derived from the Partnership’s audited financial statements for the year ended December 31, 2012. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. The Partnership expects the interim increase in quantities of crude oil inventory to decline by year end and therefore has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the three months ended March 31, 2013 are not necessarily indicative of results for the full year 2013.

During the first quarter of 2013, the Partnership conformed its presentation of operating income and the presentation of certain amounts reported in the condensed consolidated statements of comprehensive income. These changes were made to conform to the presentation utilized by its general partner. Other income, which is comprised primarily of equity income from the Partnership’s unconsolidated joint-venture interests, is presented separately and is no longer included as a component of operating income. These changes did not impact the Partnership’s net income. Prior period amounts have been recast to conform to current presentation.

On October 5, 2012, Sunoco, Inc. (“Sunoco”) was acquired by Energy Transfer Partners, L.P. (“ETP”). Prior to this transaction, Sunoco (through its wholly-owned subsidiary Sunoco Partners LLC) served as the Partnership’s general partner and owned a two percent general partner interest, all of the Partnership’s incentive distribution rights and a 32.4 percent limited partner interest in the Partnership. In connection with the acquisition, Sunoco’s interests in the general partner and limited partnership were contributed to ETP, resulting in a change of control of the Partnership’s general partner. As a result of these transactions, the Partnership became a consolidated subsidiary of ETP and elected to apply “push-down” accounting which required its assets and liabilities to be adjusted to fair value on the closing date, October 5, 2012. The effective date of the acquisition for accounting and reporting purposes was deemed to be October 1, 2012. Due to the application of push-down accounting, the Partnership’s condensed consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented. The periods prior to the acquisition date, October 5, 2012, are identified as “Predecessor” and the periods from October 5, 2012 forward are identified as “Successor.” The Partnership performed an analysis and determined that the activity from October 1, 2012 through October 4, 2012 was not material in relation to the Partnership’s financial position, results of operations or cash flows. Therefore, operating results between October 1, 2012 and October 4, 2012 were included within the “Successor” period in the Partnerships 2012 consolidated financial statements.

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

$6,134

The Partnership then determined the estimated fair value of its assets and liabilities. The fair values of the Partnership’s current assets and current liabilities (with the exception of inventory) were assumed to approximate their carrying values. The estimated fair values of the Partnership’s long-lived tangible assets and inventory were determined utilizing observable market inputs where available or estimated replacement cost adjusted for a usage or obsolescence factor. The Partnership’s identifiable intangible assets consist of customer relationships and technology patents and were estimated by applying a discounted cash flow approach which was adjusted for customer attrition assumptions and projected market conditions. The estimated fair values of the Partnership’s long-term liabilities were determined utilizing observable market inputs where available or estimated based on their current carrying values. The Partnership recorded goodwill as the excess of the estimated enterprise value over the sum of the fair value amounts allocated to the Partnership’s assets and liabilities. The following table summarizes the preliminary allocation of the fair value of partners’ capital balances to the assets and liabilities of the Partnership on the acquisition date. Certain amounts included in the preliminary purchase price allocation as of March 31, 2013 have been changed from amounts reflected as of October 5, 2012 based on management’s review of the valuation. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Partnership continues to finalize these fair value estimates.

(in millions)
Current assets	$2,449
Properties, plants and equipment	5,557
Investment in affiliates	119
Goodwill (1)	1,344
Intangible assets	855
Other assets	25
Current liabilities	(2,132)
Long-tern debt	(1,778)
Other deferred credits and liabilities	(61)
Deferred income taxes	(244)

$6,134

(1)	Includes $200, $545 and $599 million allocated to the Crude Oil Pipelines, Crude Oil Acquisition and Marketing and Terminal Facilities segments, respectively.

2. Change in Business and Other Matters

In February 2012, the Partnership sold its refined products terminal and pipeline assets in Big Sandy, Texas for $11 million. The buyer also assumed a $1 million environmental liability associated with the assets. The net book value of the assets sold and liability transferred approximated the sale price. In connection with the sale, the Partnership also agreed to cancel existing throughput and deficiency agreements in exchange for cash payments of $11 million. During the first quarter 2012, the Partnership recognized a total gain of $11 million, which primarily related to the contract settlements. The gain was recorded as $5 and $6 million within the Refined Products Pipelines and Terminal Facilities segments, respectively.

In April 2013, the Partnership acquired the Marcus Hook facility and related assets (the “Marcus Hook Facility”) from Sunoco for $60 million in cash. The acquisition includes terminalling and storage assets located in Pennsylvania and Delaware and commercial agreements which include a reimbursement agreement where Sunoco will reimburse the Partnership for certain legacy operating expenses of the Marcus Hook Facility through March 31, 2017. The Partnership will be indemnified against environmental liabilities resulting from events which occurred at the Marcus Hook Facility prior to the closing of this transaction. The assets acquired will be included within the Terminal Facilities segment at Sunoco’s net carrying value in accordance with current accounting guidance on transactions between related parties.

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

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco’s centralized cash management program. Under this program, all of the Partnership’s cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an affiliated account. The affiliated balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership’s third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Operating Partnership’s $350 million Credit Facility (Note 8).

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

The Partnership’s share of allocated Sunoco employee benefit plan expenses, including noncontributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits are reflected in cost of products sold, operating expenses and selling, general and administrative expenses in the condensed consolidated statements of comprehensive income.

Affiliated Revenues and Accounts Receivable, Affiliated Companies

The Partnership is party to various agreements with ETP and Sunoco (including their affiliated entities) to supply crude oil and refined products, as well as to provide pipeline and terminalling services. Affiliated revenues in the condensed consolidated statements of comprehensive income consist of sales of crude oil and refined products, as well as the related provision, and services including pipeline transportation, terminalling and storage and blending to ETP and Sunoco (including their affiliated entities).

Capital Contributions

During the first quarter of 2013, the Partnership issued less than 0.1 million limited partnership units to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements, compared to 0.2 million limited partnership units issued during the first quarter of 2012. As a result of these issuances of limited partnership units, the general partner contributed less than $1 million in each period to maintain its two percent general partner interest. The Partnership recorded these amounts as capital contributions to Equity within its condensed consolidated balance sheets.

4. Net Income Attributable to Sunoco Logistics Partners L.P. Per Limited Partner Unit Data

The general partner’s interest in net income attributable to Sunoco Logistics Partners L.P. (“net income attributable to Partners”) consists of its two percent general partner interest and “incentive distributions,” which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.1667 per common unit (Note 11). The general partner was allocated net income attributable to Partners of $27 and $15 million (representing 19 and 16 percent, respectively, of total net income attributable to Partners) for the three months ended March 31, 2013 and 2012, respectively. Diluted net income attributable to Partners per unit is calculated by dividing net income attributable to Partners by the sum of the weighted average number of common and Class A units outstanding, prior to conversion to common units, and the dilutive effect of incentive unit awards (Note 12).

The following table sets forth the reconciliation of the weighted average number of common and Class A units used to compute basic net income attributable to Partners per unit to those used to compute diluted net income attributable to Partners per unit for the three months ended March 31, 2013 and 2012:

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions)	(in millions)
Weighted average number of units outstanding, basic	103.8	103.5
Add effect of dilutive incentive awards	0.3	0.4

Weighted average number of units, diluted	104.1	103.9

5. Inventories

The components of inventories are as follows:

	Successor
	March 31, 2013	December 31, 2012
	(in millions)
Crude oil	$645	$418
Refined products	51	48
Refined products additives	3	3
Materials, supplies and other	10	9

	$709	$478

The increase in crude oil inventory at March 31, 2013 was attributable to contango positions and increased operating activities.

6. Intangible Assets

The components of intangible assets are as follows:

		Successor
	Weighted Average Amortization Period	March 31, 2013	December 31, 2012
		(in millions)
Gross
Customer relationships	19	$808	$808
Technology	10	47	47

Total gross		855	855

Accumulated amortization
Customer relationships		(23)	(11)
Technology		(2)	(1)

Total accumulated amortization		(25)	(12)

Total Net		$830	$843

Amortization expense amounted to $13 and $7 million for the three months ended March 31, 2013 and 2012, respectively. The Partnership forecasts $49 million of annual amortization expense for each year through the year 2017 for these intangible assets.

Intangible assets attributable to rights of way are included in properties, plants and equipment in the Partnership’s condensed consolidated balance sheets.

7. Income Taxes

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

In taxable jurisdictions, the Partnership records deferred income taxes on all significant temporary differences between the book basis and the tax basis of assets and liabilities. The net deferred tax liabilities reflected on the condensed consolidated balance sheets are derived principally from the difference in the book and tax bases of properties, plants and equipment of Inland, Mid-Valley and West Texas Gulf.

8. Debt

The components of the Partnership’s debt balances are as follows:

	Successor
	March 31, 2013	December 31, 2012
	(in millions)
Credit Facilities
$350 million Credit Facility, due August 2016	$—	$93
$200 million Credit Facility, due August 2013	—	26
$35 million Credit Facility, due April 2015 (1)	33	20
Senior Notes
Senior Notes - 8.75%, due February 2014	175	175
Senior Notes - 6.125%, due May 2016	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	—
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	—
Unamortized fair value adjustments	137	143

Total debt	2,320	1,732
Less:
Unamortized bond discount	(2)	—
Current portion of long-term debt (2)	—	—

Long-term debt, net of current portion	$2,318	$1,732

(1)	The $35 million Credit Facility is held by West Texas Gulf.
(2)

The 8.75% Senior Notes due February 2014 have been classified as long-term debt as the Partnership has the intent and ability to refinance such notes on a long-term basis under its existing credit facilities.

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

The $350 and $200 million Credit Facilities contain various covenants limiting the Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. These credit facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership’s ratio of total debt, excluding net unamortized fair value adjustments, to EBITDA was 2.6 to 1 at March 31, 2013, as calculated in accordance with the credit agreements.

In May 2012, West Texas Gulf entered into a $35 million revolving credit facility (the “$35 million Credit Facility”) which expires in April 2015. The facility is available to fund West Texas Gulf’s general corporate purposes including working capital and capital expenditures. The credit facility also limits West Texas Gulf, on a rolling four-quarter basis, to a minimum fixed charge coverage ratio, as defined in the underlying credit agreement. The ratio for the fiscal quarter ending March 31, 2013 shall not be less than 0.85 to 1. The minimum ratio fluctuates between 0.80 to 1 and 1.00 to 1 throughout the term of the revolver as specified in the credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. West Texas Gulf’s fixed charge coverage ratio and leverage ratio were 1.14 to 1 and 1.00 to 1, respectively, at March 31, 2013. Outstanding borrowings under this credit facility were $33 and $20 million at March 31, 2013 and December 31, 2012, respectively.

Senior Notes

The Operating Partnership had $250 million of 7.25 percent Senior Notes which matured and were repaid in February 2012.

In January 2013, the Operating Partnership issued $350 million of 3.45 percent Senior Notes and $350 million of 4.95 percent Senior Notes (the “2023 and 2043 Senior Notes”), due January 2023 and January 2043, respectively. The terms and conditions of the 2023 and 2043 Senior Notes are comparable to those under the Operating Partnership’s other outstanding senior notes. The net proceeds of $691 million from the 2023 and 2043 Senior Notes were used to pay outstanding borrowings under the $350 and $200 million credit facilities and for general partnership purposes.

9. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership’s facilities and at third-party or formerly owned sites. At March 31, 2013 and December 31, 2012, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $7 and $3 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since no unasserted claims are probable of settlement or reasonably estimable, nor have any expected recoveries from insurance been recognized in earnings. Charges against income for environmental remediation totaled $4 million for the three months ended March 31, 2013 and 2012, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership’s consolidated financial position at March 31, 2013.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of the Partnership’s liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability, and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At March 31, 2013, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $4 million.

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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the results of operations, financial position or cash flows of the Partnership at March 31, 2013. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership’s results of operations, financial position or cash flows at March 31, 2013.

10. Equity

The changes in the number of units outstanding from January 1, 2012 through March 31, 2013 are as follows:

	Common Units	Class A Units	Total Units
	(in millions)
Predecessor
Balance at January 1, 2012	99.4	3.9	103.3
Units issued under incentive plans	0.3	—	0.3
Conversion of Class A Units	3.9	(3.9)	—

Balance at October 4, 2012	103.6	—	103.6

Successor
Balance at October 5, 2012	103.6	—	103.6
Units issued under incentive plans	0.2	—	0.2

Balance at December 31, 2012	103.8	—	103.8
Units issued under incentive plans	—	—	—

Balance at March 31, 2013	103.8	—	103.8

The Partnership’s 3.9 million Class A deferred distribution units converted to common units in July 2012. The Class A units were issued to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets in July 2011. Prior to their conversion, the Class A units participated in the allocation of net income on a pro-rata basis with the common units.

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

The following table shows the target distribution levels and distribution “splits” between the general partner and the holders of the Partnership’s common units:

	Total Quarterly Distribution Target Amount			Marginal Percentage Interest in Distributions
				General Partner		Unitholders
Minimum Quarterly Distribution			$0.1500	2%		98%
First Target Distribution	up to		$0.1667	2%		98%
Second Target Distribution	above up to	$ $	0.1667 0.1917	15	%*	85%
Third Target Distribution	above up to	$ $	0.1917 0.5275	37	%*	63%
Thereafter	above		$0.5275	50	%*	50%

*	Includes two percent general partner interest.

The distributions paid by the Partnership for the periods presented were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
Successor
February 14, 2013	$0.5450	$57	$23
November 14, 2012	$0.5175	$54	$20
Predecessor
August 14, 2012	$0.4700	$49	$17
May 15, 2012	$0.4275	$43	$14
February 14, 2012	$0.4200	$41	$14

On April 23, 2013, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $0.5725 per common unit ($2.29 annualized), representing the distribution for the first quarter 2013. The $85 million distribution, including $26 million to the general partner for its two percent interest and incentive distribution rights, will be paid on May 15, 2013 to common unitholders of record on May 9, 2013.

12. Management Incentive Plan

Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC LTIP for directors, officers and employees of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner’s board of directors with respect to employee awards, and by the general partner’s board of directors with respect to awards granted to the independent members. The LTIP currently permits the grant of restricted units and unit options covering an additional 0.6 million common units. Restricted unit awards may also include tandem distribution equivalent rights (“DERs”) at the discretion of the Compensation Committee.

During the three-month period ended March 31, 2013, the Partnership issued less than 0.1 million common units under the LTIP, compared to 0.2 million common units during the three-month period ended March 31, 2012. The Partnership recognized share-based compensation expense of $4 and $3 million for the three months ended March 31, 2013 and 2012, respectively. Each of the restricted unit grants also have tandem DERs which are recognized as a reduction of equity when earned.

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

For refined product derivative contracts that are not designated as hedges for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of comprehensive income during the current period. For refined product derivative contracts that are designated and qualify as cash flow hedges, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period. All realized gains and losses associated with refined product derivative contracts are recorded in earnings in the same line item as the forecasted transaction being hedged, either sales and other operating revenue or cost of products sold.

The Partnership had open derivative positions on approximately 0.1 and 1.5 million barrels of refined products at March 31, 2013 and December 31, 2012, respectively. The derivatives outstanding as of March 31, 2013 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). At March 31, 2013, the Partnership’s gross derivative asset and liability balances were each less than $1 million, compared to $4 and $7 million, respectively, at December 31, 2012.

Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.

The Partnership’s derivative positions are comprised primarily of commodity contracts. The following table sets forth the impact of derivatives on the Partnership’s financial performance for the three months ended March 31, 2013 and 2012:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Gains (Losses) Recognized in Earnings	Location of Gains (Losses) Recognized in Earnings
	(in millions)
Successor
Three Months Ended March 31, 2013
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$(1)	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold

	$—	$(1)

Derivatives not designated as hedging instruments:
Commodity contracts		$(2)	Sales and other operating revenue
Commodity contracts		(3)	Cost of products sold

		$(5)

Predecessor
Three Months Ended March 31, 2012
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(4)	$(3)	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold

	$(4)	$(3)

Derivatives not designated as hedging instruments:
Commodity contracts		$(4)	Sales and other operating revenue
Commodity contracts		1	Cost of products sold

		$(3)

Credit Risk Management

The Partnership maintains credit policies with regard to its counterparties that management believes minimize the overall credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. The credit positions of the Partnership’s customers are analyzed prior to the extension of credit and periodically after credit has been extended. At March 31, 2013 and December 31, 2012, the Partnership did not hold any over-the-counter derivatives.

Interest Rate Risk Management

The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At March 31, 2013, the Partnership had $33 million of consolidated variable-rate borrowings under its revolving credit facilities.

14. Fair Value Measurements

The Partnership applies fair value accounting for all financial assets and liabilities that are required to be measured at fair value under current accounting rules. The assets and liabilities that are measured at fair value on a recurring basis are comprised primarily of derivatives.

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

The estimated fair value of the Partnership’s financial instruments has been determined based on the assessment of available market information and appropriate valuation methodologies. The Partnership’s current assets (other than derivatives and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership’s derivatives are measured and recorded at fair value based on observable market prices (Note 13). The estimated fair value of the Partnership’s senior notes are determined using observable market prices, as these notes are actively traded. The estimated aggregate fair value of the senior notes at March 31, 2013 was $2.32 billion, compared to the carrying amount of $2.29 billion. The estimated aggregate fair value of the senior notes at December 31, 2012 was $1.64 billion, compared to the carrying amount of $1.59 billion.

15. Business Segment Information

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

The following tables summarize condensed statement of comprehensive income information concerning the Partnership’s business segments and reconcile total segment Adjusted EBITDA to net income attributable to Sunoco Logistics Partners L.P. for the three months ended March 31, 2013 and 2012, respectively:

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions)	(in millions)
Sales and other operating revenue (1)
Crude Oil Pipelines	$95	$80
Crude Oil Acquisition and Marketing	3,259	3,192
Terminal Facilities	183	135
Refined Products Pipelines	30	31
Intersegment eliminations	(55)	(37)

Total sales and other operating revenue	$3,512	$3,401

Depreciation and amortization
Crude Oil Pipelines	$22	$7
Crude Oil Acquisition and Marketing	12	5
Terminal Facilities	24	9
Refined Products Pipelines	6	4

Total depreciation and amortization	$64	$25

Impairment charge and related matters (2)
Crude Oil Acquisition and Marketing	$—	$8
Refined Products Pipelines	—	1

Total impairment charge and related matters	$—	$9

Adjusted EBITDA
Crude Oil Pipelines	$61	$60
Crude Oil Acquisition and Marketing	112	47
Terminal Facilities	54	47
Refined Products Pipelines	9	15

Total Adjusted EBITDA	236	169
Interest expense, net	(19)	(24)
Depreciation and amortization expense	(64)	(25)
Impairment charge and related matters	—	(9)
Provision for income taxes	(6)	(8)
Non-cash compensation expense	(4)	(3)
Unrealized gains (losses) on commodity risk management activities	3	—
Proportionate share of unconsolidated affiliates’ interest, depreciation and provision for income taxes	(4)	(3)

Net Income	142	97
Net Income attributable to noncontrolling interests	2	2

Net Income Attributable to Sunoco Logistics Partners L.P.	$140	$95

(1)	Sales and other operating revenue includes the following amounts from ETP and Sunoco (including their affiliated entities) for the three months ended March 31, 2013 and 2012:

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions)	(in millions)
Crude Oil Pipelines	$—	$—
Crude Oil Acquisition and Marketing	368	68
Terminal Facilities	38	45
Refined Products Pipelines	8	13

Total sales and other operating revenue from affiliates	$414	$126

(2)

In the first quarter 2012, the Partnership recognized a non-cash impairment charge related to a cancelled software project for the crude oil acquisition and marketing business and a refined products pipeline project in Texas.

The following table provides the identifiable assets for each segment as of March 31, 2013 and December 31, 2012:

	Successor
	March 31, 2013	December 31, 2012
	(in millions)
Crude Oil Pipelines	$3,199	$3,197
Crude Oil Acquisition and Marketing	4,105	3,495
Terminal Facilities	2,398	2,402
Refined Products Pipelines	1,191	1,168
Corporate and other(a)	521	99

Total identifiable assets	$11,414	$10,361

(a)	Corporate and other assets consist of cash and cash equivalents, advances to affiliates, properties, plants and equipment and other assets.

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

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2013 (Successor)

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$3,098	$—	$3,098
Affiliates	—	—	414	—	414

Total Revenues	—	—	3,512	—	3,512

Costs and Expenses
Cost of products sold	—	—	3,226	—	3,226
Operating expenses	—	—	24	—	24
Selling, general and administrative expenses	—	—	33	—	33
Depreciation and amortization expense	—	—	64	—	64

Total Costs and Expenses	—	—	3,347	—	3,347

Operating Income	—	—	165	—	165
Interest cost and debt expense, net	—	23	1	—	24
Capitalized interest	—	(5)	—	—	(5)
Other income	—	(2)	—	—	(2)
Equity in earnings of subsidiaries	(140)	(156)	—	296	—

Income (Loss) Before Provision for Income Taxes	140	140	164	(296)	148
Provision for income taxes	—	—	6	—	6

Net Income (Loss)	140	140	158	(296)	142
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$140	$140	$156	$(296)	$140

Comprehensive Income (Loss)	$140	$140	$158	$(296)	$142
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$140	$140	$156	$(296)	$140

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2012 (Predecessor)

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$3,275	$—	$3,275
Affiliates	—	—	126	—	126
Gain on divestment and related matters	—	—	11	—	11

Total Revenues	—	—	3,412	—	3,412

Costs and Expenses
Cost of products sold	—	—	3,194	—	3,194
Operating expenses	—	—	31	—	31
Selling, general and administrative expenses	—	—	26	—	26
Depreciation and amortization expense	—	—	25	—	25
Impairment charge	—	—	9	—	9

Total Costs and Expenses	—	—	3,285	—	3,285

Operating Income	—	—	127	—	127
Interest cost and debt expense, net	—	25	1	—	26
Capitalized interest	—	(2)	—	—	(2)
Other income	—	—	(2)	—	(2)
Equity in earnings of subsidiaries	(95)	(118)	—	213	—

Income (Loss) Before Provision for Income Taxes	95	95	128	(213)	105
Provision for income taxes	—	—	8	—	8

Net Income (Loss)	95	95	120	(213)	97
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$95	$95	$118	$(213)	$95

Comprehensive Income (Loss)	$95	$95	$116	$(213)	$93
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$95	$95	$114	$(213)	$91

Condensed Consolidating Balance Sheet

March 31, 2013 (Successor)

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$2	$—	$—	$2
Advances to (from) affiliated companies	371	48	(4)	—	415
Accounts receivable, affiliated companies	—	—	35	—	35
Accounts receivable, net	—	—	2,196	—	2,196
Inventories	—	—	709	—	709

Total Current Assets	371	50	2,936	—	3,357

Properties, plants and equipment, net	—	—	5,741	—	5,741
Investment in affiliates	5,765	8,014	117	(13,779)	117
Goodwill	—	—	1,344	—	1,344
Intangible assets, net	—	—	830	—	830
Other assets	—	7	18	—	25

Total Assets	$6,136	$8,071	$10,986	$(13,779)	$11,414

Liabilities and Equity
Accounts payable	$—	$—	$2,370	$—	$2,370
Accounts payable, affiliated companies	—	—	1	—	1
Accrued liabilities	1	21	72	—	94
Accrued taxes payable	—	—	59	—	59

Total Current Liabilities	1	21	2,502	—	2,524

Long-term debt	—	2,285	33	—	2,318
Other deferred credits and liabilities	—	—	67	—	67
Deferred income taxes	—	—	246	—	246

Total Liabilities	1	2,306	2,848	—	5,155

Total Equity	6,135	5,765	8,138	(13,779)	6,259

Total Liabilities and Equity	$6,136	$8,071	$10,986	$(13,779)	$11,414

Condensed Consolidating Balance Sheet

December 31, 2012 (Successor)

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$2	$1	$—	$3
Advances to (from) affiliated companies	25	48	(17)	—	56
Accounts receivable, affiliated companies	—	—	19	—	19
Accounts receivable, net	—	—	1,834	—	1,834
Inventories	—	—	478	—	478

Total Current Assets	25	50	2,315	—	2,390

Properties, plants and equipment, net	—	—	5,623	—	5,623
Investment in affiliates	6,048	7,714	118	(13,762)	118
Goodwill	—	—	1,368	—	1,368
Intangible assets, net	—	—	843	—	843
Other assets	—	—	19	—	19

Total Assets	$6,073	$7,764	$10,286	$(13,762)	$10,361

Liabilities and Equity
Accounts payable	$—	$—	$1,932	$—	$1,932
Accounts payable, affiliated companies	—	—	12	—	12
Accrued liabilities	1	30	96	—	127
Accrued taxes payable	—	—	60	—	60

Total Current Liabilities	1	30	2,100	—	2,131

Long-term debt	—	1,686	46	—	1,732
Other deferred credits and liabilities	—	—	60	—	60
Deferred income taxes	—	—	243	—	243

Total Liabilities	1	1,716	2,449	—	4,166

Total Equity	6,072	6,048	7,837	(13,762)	6,195

Total Liabilities and Equity	$6,073	$7,764	$10,286	$(13,762)	$10,361

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013 (Successor)

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$140	$119	$34	$(297)	$(4)

Cash Flows from Investing Activities:
Capital expenditures	—	—	(140)	—	(140)
Intercompany	288	(691)	106	297	—

Net cash provided by (used in) investing activities	288	(691)	(34)	297	(140)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(80)	—	—	—	(80)
Distributions paid to noncontrolling interests	(2)	—	—	—	(2)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(1)	—	(1)
Repayments under credit facilities	—	(119)	—	—	(119)
Borrowings under credit facilities	—	—	13	—	13
Net proceeds from issuance of long-term debt	—	691	—	—	691
Advances to affiliated companies, net	(346)	—	(13)	—	(359)

Net cash provided by (used in) financing activities	(428)	572	(1)	—	143

Net change in cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	2	1	—	3

Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012 (Predecessor)

(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$95	$72	$184	$(212)	$139

Cash Flows from Investing Activities:
Capital expenditures	—	—	(50)	—	(50)
Proceeds from divestments and related matters	—	—	11	—	11
Intercompany	(136)	43	(119)	212	—

Net cash provided by (used in) investing activities	(136)	43	(158)	212	(39)

Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(55)	—	—	—	(55)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(5)	—	(5)
Repayments under credit facilities	—	(41)	—	—	(41)
Borrowings under credit facilities	—	176	—	—	176
Repayments of senior notes	—	(250)	—	—	(250)
Advances to affiliated companies, net	96	—	(24)	—	72

Net cash provided by (used in) financing activities	41	(115)	(29)	—	(103)

Net change in cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	2	3	—	5

Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents our consolidated operating results for the three months ended March 31, 2013 and 2012:

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions)	(in millions)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$3,098	$3,275
Affiliates	414	126
Gain on divestment and related matters	—	11

Total Revenues	3,512	3,412

Costs and Expenses
Cost of products sold	3,226	3,194
Operating expenses	24	31
Selling, general and administrative expenses	33	26
Depreciation and amortization expense	64	25
Impairment charge and related matters	—	9

Total Costs and Expenses	3,347	3,285

Operating Income	165	127
Interest cost and debt expense, net	24	26
Capitalized interest	(5)	(2)
Other income	(2)	(2)

Income Before Provision for Income Taxes	148	105
Provision for income taxes	6	8

Net Income	142	97
Less: Net income attributable to noncontrolling interests	(2)	(2)

Net Income Attributable to Sunoco Logistics Partners L.P.	$140	$95

Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$1.09	$0.77

Diluted	$1.09	$0.77

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

Our management believes Adjusted EBITDA and distributable cash flow information enhances an investor’s understanding of a business’s ability to generate cash for payment of distributions and other purposes. In addition, Adjusted EBITDA calculations are also defined and used as a measure in determining our compliance with certain revolving credit facility covenants. However, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to indebtedness and may require us to allocate funds for other purposes. During the first quarter of 2013, the Partnership conformed its presentation of operating income and the presentation of certain amounts reported in the condensed consolidated statements of comprehensive income. Other income, which is comprised primarily of equity income from the Partnership’s unconsolidated joint-venture interests, is presented separately and is no longer included as a component of operating income. During the fourth quarter of 2012, the Partnership changed its definition of Adjusted EBITDA and distributable cash flow, and changed its measure of segment profit from operating income to the revised presentation of Adjusted EBITDA. These changes were made to conform to the presentation utilized by its general partner. These changes did not impact the Partnership’s net income or reportable segments. Prior period amounts have been recast to conform to current presentation. Adjusted EBITDA and distributable cash flow do not represent and should not be considered alternatives to net income or cash flows from operating activities as determined under GAAP and may not be comparable to other similarly titled measures of other businesses.

The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and distributable cash flow.

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions)	(in millions)
Net Income	$142	$97
Interest expense, net	19	24
Depreciation and amortization expense	64	25
Impairment charge and related matters	—	9
Provision for income taxes	6	8
Non-cash compensation expense	4	3
Unrealized (gains) losses on commodity risk management activities	(3)	—
Proportionate share of unconsolidated affiliates’ interest, depreciation and provision for income taxes	4	3

Adjusted EBITDA	236	169
Interest expense, net	(19)	(24)
Provision for income taxes	(6)	(8)
Amortization of fair value adjustments on long-term debt	(6)	—
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(3)	(3)
Maintenance capital expenditures	(4)	(7)
Distributable cash flow attributable to noncontrolling interests	(3)	(3)

Distributable Cash Flow	$195	$124

Analysis of Consolidated Operating Results

Net income attributable to partners was $140 and $95 million for the three months ended March 31, 2013 and 2012, respectively. Results for 2012 included an $11 million non-recurring gain recognized in connection with the sale of the Big Sandy terminal and pipeline assets. Excluding this item, net income attributable to partners increased $56 million compared to the prior year period due primarily to improved operating performance which benefited from strong demand for crude oil transportation and terminalling services, expanded volumes and margins related to crude oil acquisition and marketing activities, and higher contributions from refined products acquisition and marketing activities. These positive factors were partially offset by higher depreciation and amortization expense attributable to the Partnership’s assets being adjusted to fair value in connection with the acquisition of the general partner by ETP and higher selling, general and administrative expenses. Higher interest expense related to the $700 million Senior Notes offering in January 2013 was offset by higher capitalized interest associated with the Partnership’s expansion capital program and lower interest expense driven by the repayment of the $250 million Senior Notes in February 2012.

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

The following table presents the operating results and key operating measures for our Crude Oil Pipelines segment for the three months ended March 31, 2013 and 2012:

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$54	$50
Affiliates	—	—
Intersegment revenue	41	30

Total sales and other operating revenue	$95	$80
Depreciation and amortization expense	$22	$7
Adjusted EBITDA	$61	$60
Pipeline throughput (thousands of barrels per day (“bpd”))	1,582	1,467
Pipeline revenue per barrel (cents)	67.0	59.6

Adjusted EBITDA for the Crude Oil Pipelines segment increased $1 million to $61 million for the three months ended March 31, 2013, as compared to $60 million for the three months ended March 31, 2012. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($5 million) and pipeline tariffs ($11 million) which benefitted from the Partnership’s expansion projects and strong demand for West Texas crude oil. These improvements were largely offset by higher operating expenses ($12 million) which included lower pipeline operating gains and increased environmental remediation expenses.

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

The following table presents the operating results and key operating measures for our Crude Oil Acquisition and Marketing segment for the three months ended March 31, 2013 and 2012:

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$2,891	$3,124
Affiliates	368	68
Intersegment revenue	—	—

Total sales and other operating revenue	$3,259	$3,192
Depreciation and amortization expense	$12	$5
Impairment charge (1)	$—	$8
Adjusted EBITDA	$112	$47
Crude oil purchases (thousands of bpd)	750	631
Gross profit per barrel purchased (cents)(2)	172.0	89.5
Average crude oil price (per barrel)	$94.34	$102.94

(1)	In the first quarter 2012, the Partnership recognized a non-cash impairment charge related to a cancelled software project.
(2)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses, divided by crude oil purchases.

Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment increased $65 million to $112 million for the three months ended March 31, 2013, as compared to $47 million for the three months ended March 31, 2012. The increase in Adjusted EBITDA was driven primarily by expanded crude oil volumes ($9 million) and margins ($56 million) which were the result of expansion in our crude oil trucking fleet and market related opportunities in West Texas.

Terminal Facilities

Our Terminal Facilities segment consists primarily of crude oil and refined product terminals and a refined products acquisition and marketing business. The Terminal Facilities segment earns revenue by providing storage, terminalling, blending and other ancillary services to our customers, as well as through the sale of refined products.

The following table presents the operating results and key operating measures for our Terminal Facilities segment for the three months ended March 31, 2013 and 2012:

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$132	$84
Affiliates	38	45
Intersegment revenue	13	6

Total sales and other operating revenue	$183	$135
Depreciation and amortization expense	$24	$9
Adjusted EBITDA	$54	$47
Terminal throughput (thousands of bpd):
Refined products terminals	414	487
Nederland terminal	850	697
Refinery terminals	325	383

Adjusted EBITDA for the Terminal Facilities segment increased $7 million to $54 million for the three months ended March 31, 2013, as compared to $47 million for the three months ended March 31, 2012. Results for the first quarter 2012 included a $6 million non-recurring gain recognized in connection with the sale of the Big Sandy terminal and pipeline assets. Excluding this item, Adjusted EBITDA increased $13 million due primarily to increased operating results from the Partnership’s refined products acquisition and marketing activities ($6 million) and improved results from the Partnership’s Eagle Point and Nederland terminals ($13 million). Partially offsetting these improvements were volume reductions at the Partnership’s refinery terminals ($2 million) which were negatively impacted by turnaround activity during the first quarter 2013 and volume reductions at the Partnership’s refined products terminals ($4 million).

Refined Products Pipelines

Our Refined Products Pipelines segment consists of refined products pipelines, including a two-thirds undivided interest in the Harbor pipeline and joint-venture interests in four refined products pipelines in selected areas of the United States. The Refined Products Pipelines segment earns revenues by transporting refined products from refineries in the northeast, midwest and southwest United States to markets in six states and Canada. Rates for shipments on these pipelines are regulated by the FERC and the Pennsylvania Public Utility Commission (“PA PUC”).

The following table presents the operating results and key operating measures for our Refined Products Pipelines segment for the three months ended March 31, 2013 and 2012:

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$21	$17
Affiliates	8	13
Intersegment revenue	1	1

Total sales and other operating revenue	$30	$31
Depreciation and amortization expense	$6	$4
Impairment charge	$—	$1
Adjusted EBITDA	$9	$15
Pipeline throughput (thousands of bpd)(1)	522	528
Pipeline revenue per barrel (cents)(1)	62.9	65.1

(1)	Excludes amounts attributable to equity interests which are not consolidated.

Adjusted EBITDA for the Refined Products Pipelines segment decreased $6 million to $9 million for the three months ended March 31, 2013, as compared to $15 million for the three months ended March 31, 2012. Results for the first quarter 2012 included a $5 million non-recurring gain recognized in connection with the sale of the Big Sandy terminal and pipeline assets. Excluding this item, Adjusted EBITDA decreased $1 million due primarily to lower volumes resulting from turnaround activity at the Philadelphia refinery and capital work in connection with the Mariner West project ($3 million). These factors were largely offset by higher contributions from the Partnership’s joint-venture interests and the Inland pipeline ($2 million).

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the $585 million of credit facilities are our primary sources of liquidity. At March 31, 2013, we had a net working capital surplus of $833 million and available borrowing capacity under credit facilities of $552 million which included $2 million of available borrowing capacity under West Texas Gulf’s revolving credit facility. Our working capital position reflects crude oil and refined products inventories based on historical costs under the last-in, first-out (“LIFO”) method of accounting. If the inventories had been valued at their current replacement cost, we would have had a working capital surplus of $868 million at March 31, 2013. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

Credit Facilities

The Operating Partnership maintains two credit facilities totaling $550 million to fund the Partnership’s working capital requirements, finance acquisitions and capital projects and for general partnership purposes. The credit facilities consist of a $350 million unsecured credit facility which expires in August 2016 (the “$350 million Credit Facility”) and a $200 million unsecured credit facility which expires in August 2013 (the “$200 million Credit Facility”). Outstanding borrowings under these credit facilities were $119 million at December 31, 2012.

The $350 million and $200 million credit facilities contain various covenants limiting the Partnership’s ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership’s subsidiaries. These credit facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership’s ratio of total debt, excluding net unamortized fair value adjustments, to Adjusted EBITDA was 2.6 to 1 at March 31, 2013, as calculated in accordance with the credit agreements.

In May 2012, West Texas Gulf Pipe Line Company, one of the Partnership’s consolidated joint ventures, entered into a $35 million revolving credit facility (the “$35 million Credit Facility”), which expires in April 2015. The facility is available to fund West Texas Gulf’s general corporate purposes including working capital and capital expenditures. The $35 million Credit Facility contains various covenants limiting West Texas Gulf’s ability to grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets. The credit facility also limits West Texas Gulf, on a rolling four-quarter basis, to a minimum fixed charge coverage ratio, as defined in the underlying credit agreement. The ratio for the fiscal quarter ending March 31, 2013 shall not be less than 0.85 to 1. The minimum ratio fluctuates between 0.80 to 1 and 1.00 to 1 throughout the term of the revolver as specified in the credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. West Texas Gulf’s fixed charge coverage ratio and leverage ratio were 1.14 to 1 and 1.00 to 1, respectively, at March 31, 2013. Outstanding borrowings under this credit facility were $33 and $20 million at March 31, 2013 and December 31, 2012, respectively.

Cash Flows and Capital Expenditures

Net cash used in operating activities for the three months ended March 31, 2013 was $4 million compared with net cash provided by operating activities of $139 million for the three months ended March 31, 2012. Net cash used in operating activities in 2013 related primarily to a $206 million increase in working capital which was largely offset by net income of $142 million and non-cash charges for depreciation and amortization of $64 million. The change in working capital was primarily the result of an increase in crude oil inventory related to contango positions and operating activities. Net cash provided by operating activities in 2012 related primarily to net income of $97 million, non-cash charges for depreciation and amortization of $25 million and a $21 million decrease in working capital which was primarily the result of a reduction in accounts receivable from contango inventory sales at year end 2011.

Net cash used in investing activities for the three months ended March 31, 2013 was $140 million compared with $39 million for the three months ended March 31, 2012. Net cash used in investing activities in 2013 consisted of expansion capital projects and maintenance capital on the Partnership’s existing assets. Net cash used in investing activities in 2012 consisted primarily of expansion capital projects and maintenance capital partially offset by $11 million of proceeds received for the sale of the Big Sandy terminal and pipeline assets.

Net cash provided by financing activities for the three months ended March 31, 2013 was $143 million compared with $103 million of cash used in financing activities for the three months ended March 31, 2012. Net cash provided by financing activities in 2013 resulted primarily from $691 million of net proceeds related to the January 2013 offering of the 2023 and 2043 Senior Notes. This source of cash was partially offset by a $359 million increase in advances to affiliates, $80 million in distributions paid to limited partners and the general partner and $106 million of net repayments under the Partnership’s credit facilities. Net cash used in financing activities in 2012 resulted from the $250 million repayment of 7.25 percent Senior Notes in February 2012 and $55 million in distributions paid to limited partners and the general partner. The 2012 cash used in financing activities was partially offset by $135 million of net credit facility borrowings and a $72 million decrease in advances to affiliates.

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

•	Major acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.

The following table summarizes maintenance and expansion capital expenditures for the periods presented:

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in millions)	(in millions)
Maintenance	$4	$7
Expansion	136	43

Total	$140	$50

Maintenance capital expenditures for both periods presented primarily include recurring expenditures such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems, crude trucks and related equipment, and the upgrade of pump stations. The Partnership continues to estimate its maintenance capital spending to be approximately $65 million in 2013.

Expansion capital expenditures for the three months ended March 31, 2013 were $136 million compared to $43 million for the three months ended March 31, 2012. Expansion capital in 2013 included projects to invest in the Partnership’s crude oil infrastructure by increasing its pipeline capabilities through previously announced organic expansion projects in West Texas, expand upon refined products acquisition and marketing services, upgrade the service capabilities at the Eagle Point and Nederland terminals and invest in the previously announced Mariner and Allegheny Access projects. The Partnership expects total expansion capital of approximately $700 million for 2013, excluding major acquisitions. Expansion capital in 2012 included projects to expand upon the Partnership’s butane blending services, upgrade the service capacity at the Eagle Point terminal, invest in the Partnership’s crude oil infrastructure by increasing its pipeline capabilities in West Texas and expanding the trucking fleet, and convert certain refined products pipelines as part of the Mariner West project.

There were no major acquisitions during the three months ended March 31, 2013 or 2012.

We expect to fund capital expenditures, including any acquisitions, from cash provided by operations, with proceeds from debt and equity offerings and, to the extent necessary, from the proceeds of borrowings under our credit facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changing interest rates and volatility in crude oil and refined products commodity prices. To manage such exposure, interest rates, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management.

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At March 31, 2013, we had $33 million of variable-rate borrowings under the revolving credit facilities. Outstanding borrowings bear interest cost of LIBOR plus an applicable margin. Our weighted average interest rate on our variable-rate borrowings was approximately 2.0 percent at March 31, 2013.

At March 31, 2013, we had $2.15 billion of fixed-rate borrowings, excluding $137 million of unamortized premiums, which was comprised of our outstanding senior notes. The estimated fair value of our senior notes was $2.32 billion at March 31, 2013.

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

We do not use futures or other derivative instruments to speculate on crude oil or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products purchase and sale activities. These derivatives are intended to have equal and opposite effects of the purchase and sale activities. At March 31, 2013, the fair market value of our open derivative positions was a net liability of less than $0.1 million on 0.1 million barrels of refined products. These derivative positions vary in length but do not extend beyond one year.

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

As of March 31, 2013, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner’s President and Chief Executive Officer, and its Chief Financial Officer, concluded that the Partnership’s disclosure controls and procedures were effective.

No change in the Partnership’s internal control over financial reporting has occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or that is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership’s Sunoco Pipeline L.P. subsidiary operates the West Texas Gulf Pipeline on behalf of West Texas Gulf Pipe Line Company and its shareholders pursuant to an Operating Agreement. Sunoco Pipeline L.P. also has a 60.3 percent ownership interest in the company. In March 2010, Sunoco Pipeline L.P. received a Notice of Probable Violation, Proposed Civil Penalty and proposed Compliance Order from the Pipeline Hazardous Material Safety Administration (“PHMSA”) with proposed civil penalties in connection with a crude oil release that occurred at the Colorado City, Texas station on the West Texas Gulf Pipeline in June 2009. PHMSA issued a final order in August 2012 finding the Partnership in violation of all items identified in the original notice. The Partnership paid $0.4 million during the third quarter 2012 but requested a petition for reconsideration on certain of the violations. A settlement on the remaining violations was reached and the Partnership paid less than $0.1 million during the first quarter of 2013.

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, cash flows or financial position at March 31, 2013.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA. of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

32.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. §1350

101.1:	The following consolidated financial information from Sunoco Logistics Partners L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 9, 2013