Form 10-Q
period 2013-06-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2013-08-08
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Registrant’s telephone number, including area code: (866) 248-4344
Former name, former address and former fiscal year, if changed since last report: Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2013, the number of the registrant’s Common Units outstanding were 103,797,637.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per unit amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenues
Sales and other operating revenue:
Unaffiliated customers	$3,948	$3,119	$7,046	$6,394
Affiliates (Note 4)	363	194	777	320
Gain on divestment and related matters (Note 2)	—	—	—	11
Total Revenues	4,311	3,313	7,823	6,725
Costs and Expenses
Cost of products sold	4,023	3,062	7,247	6,256
Operating expenses	25	27	51	58
Selling, general and administrative expenses	34	30	67	56
Depreciation and amortization expense	64	25	128	50
Impairment charge and related matters (Note 16)	—	(10)	—	(1)
Total Costs and Expenses	4,146	3,134	7,493	6,419
Operating Income	165	179	330	306
Interest cost and debt expense, net	(23)	(23)	(47)	(49)
Capitalized interest	6	2	11	4
Other income	7	5	9	7
Income Before Provision for Income Taxes	155	163	303	268
Provision for income taxes (Note 8)	(9)	(8)	(15)	(16)
Net Income	146	155	288	252
Less: Net income attributable to noncontrolling interests	(3)	(3)	(5)	(5)
Net Income Attributable to Sunoco Logistics Partners L.P.	143	152	283	247
Less: General Partner’s interest	(30)	(19)	(57)	(34)
Limited Partners’ interest(1)	$113	$133	$226	$213

Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$1.09	$1.29	$2.18	$2.06
Diluted	$1.08	$1.28	$2.17	$2.05

Weighted average Limited Partners’ units outstanding (Note 5):
Basic	103.8	103.5	103.8	103.5
Diluted	104.3	103.9	104.2	103.9

Comprehensive Income	$146	$155	$288	$248
Less: Comprehensive income attributable to noncontrolling interests	(3)	(3)	(5)	(5)
Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$143	$152	$283	$243

(1) Includes interest in net income attributable to Class A units, which were converted to common units in July 2012.
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions)

	Successor
	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$2	$3
Advances to affiliated companies (Note 4)	415	56
Accounts receivable, affiliated companies (Note 4)	12	19
Accounts receivable, net	2,054	1,834
Inventories (Note 6)	644	478
Total Current Assets	3,127	2,390
Properties, plants and equipment	6,100	5,673
Less accumulated depreciation and amortization	(153)	(50)
Properties, plants and equipment, net	5,947	5,623
Investment in affiliates	118	118
Goodwill	1,344	1,368
Intangible assets, net	818	843
Other assets	46	19
Total Assets	$11,400	$10,361
Liabilities and Equity
Accounts payable	$2,249	$1,932
Accounts payable, affiliated companies (Note 4)	10	12
Accrued liabilities	110	127
Accrued taxes payable (Note 8)	63	60
Total Current Liabilities	2,432	2,131
Long-term debt (Note 9)	2,314	1,732
Other deferred credits and liabilities	76	60
Deferred income taxes (Note 8)	251	243
Commitments and contingent liabilities (Note 10)
Total Liabilities	5,073	4,166
Total Equity	6,327	6,195
Total Liabilities and Equity	$11,400	$10,361
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Successor	Predecessor
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash Flows from Operating Activities:
Net Income	$288	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	128	50
Impairment charge and related matters	—	(1)
Claim for recovery of environmental liability	(3)	(14)
Amortization of bond premium	(12)	—
Restricted unit incentive plan expense	6	5
Deferred income tax expense	4	—
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	7	(8)
Accounts receivable, net	(220)	401
Inventories	(161)	(109)
Accounts payable, affiliated companies	(2)	—
Accounts payable and accrued liabilities	295	(273)
Accrued taxes payable	(5)	(13)
Other	(7)	(8)
Net cash provided by operating activities	318	282
Cash Flows from Investing Activities:
Capital expenditures	(320)	(134)
Acquisitions	(60)	—
Proceeds from divestments and related matters	—	11
Net cash used in investing activities	(380)	(123)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(165)	(112)
Distributions paid to noncontrolling interests	(4)	(3)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(1)	(5)
Repayments under credit facilities	(119)	(176)
Borrowings under credit facilities	15	287
Net proceeds from issuance of long-term debt	691	—
Repayments of senior notes	—	(250)
Advances to affiliated companies, net	(359)	97
Contributions attributable to acquisition from affiliate	3	—
Net cash provided by (used in) financing activities	61	(162)
Net change in cash and cash equivalents	(1)	(3)
Cash and cash equivalents at beginning of period	3	5
Cash and cash equivalents at end of period	$2	$2
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Common	Class A
Predecessor
Balance at January 1, 2012	$1,039	$22	$34	$1	$98	$1,194
Net Income	212	2	33	—	5	252
Change in cash flow hedges	—	—	—	(4)	—	(4)
Total comprehensive income (loss)	212	2	33	(4)	5	248
Units issued under incentive plans	5	—	—	—	—	5
Distribution equivalent rights	(1)	—	—	—	—	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(5)	—	—	—	—	(5)
Distributions	(84)	—	(28)	—	(3)	(115)
Balance at June 30, 2012	$1,166	$24	$39	$(3)	$100	$1,326

Successor
Balance at January 1, 2013	$5,175	$—	$897	$—	$123	$6,195
Net Income	226	—	57	—	5	288
Total comprehensive income	226	—	57	—	5	288
Units issued under incentive plans	6	—	—	—	—	6
Distribution equivalent rights	(1)	—	—	—	—	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(1)	—	—	—	—	(1)
Distributions	(116)	—	(49)	—	(4)	(169)
Contributions attributable to acquisition from affiliate	3	—	—	—	—	3
Increase attributable to acquisition from affiliate	4	—	—	—	—	4
Other	1	—	—	—	1	2
Balance at June 30, 2013	$5,297	$—	$905	$—	$125	$6,327
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Basis of Presentation

Sunoco Logistics Partners L.P. (the “Partnership”) is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products and crude oil pipelines, terminalling and storage assets, and refined products and crude oil acquisition and marketing assets. The Partnership is principally engaged in these activities in more than 30 states located throughout the United States.

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2012 has been derived from the Partnership's audited financial statements for the year ended December 31, 2012. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. The Partnership expects the interim increase in quantities of crude oil inventory to decline by year end and therefore has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the three and six months ended June 30, 2013 are not necessarily indicative of results for the full year 2013.

During the first quarter 2013, the Partnership adjusted its presentation of operating income and the presentation of certain amounts reported in the condensed consolidated statements of comprehensive income to conform to the presentation utilized by Energy Transfer Partners, L.P. ("ETP"), the majority owner of the Partnership's general partner. Other income, which is comprised primarily of equity income from the Partnership's unconsolidated joint-venture interests, is presented separately and is no longer included as a component of operating income. These changes did not impact the Partnership's net income. Prior period amounts have been recast to conform to current presentation.

On October 5, 2012, Sunoco, Inc. (“Sunoco”) was acquired by ETP. Prior to this transaction, Sunoco (through its wholly-owned subsidiary Sunoco Partners LLC) served as the Partnership's general partner and owned a two percent general partner interest, all of the Partnership's incentive distribution rights and a 32.4 percent limited partner interest in the Partnership. In connection with the acquisition, Sunoco's general and limited partner interests in the Partnership were contributed to ETP, resulting in a change of control of the Partnership's general partner. As a result, the Partnership became a consolidated subsidiary of ETP and elected to apply “push-down” accounting, which required the Partnership's assets and liabilities to be adjusted to fair value on the closing date, October 5, 2012. The effective date of the acquisition for accounting and reporting purposes was deemed to be October 1, 2012. Due to the application of push-down accounting, the Partnership's condensed consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting during those periods. The periods prior to the acquisition date, October 5, 2012, are identified as “Predecessor” and the periods from October 5, 2012 forward are identified as “Successor.” The Partnership performed an analysis and determined that the activity from October 1, 2012 through October 4, 2012 was not material in relation to the Partnership's financial position, results of operations or cash flows. Therefore, operating results between October 1, 2012 and October 4, 2012 were included within the “Successor” period in the Partnership's 2012 consolidated financial statements.

With the assistance of a third-party valuation firm, management developed models to estimate the enterprise value of the Partnership on October 5, 2012. These models utilized a combination of observable market inputs and management assumptions, including application of a discounted cash flow approach to projected operating results, growth estimates and projected changes in market conditions. The estimated fair value of the partners' capital balances as of October 5, 2012 was as follows:

Successor
(in millions)
Fair value of Limited Partners’ interests	$5,118
Fair value of General Partner’s interest	893
Fair value of Noncontrolling interests	123
$6,134
The Partnership then determined the estimated fair value of its assets and liabilities. The fair values of the Partnership's current assets and current liabilities (with the exception of inventory) were assumed to approximate their carrying values. The estimated fair values of the Partnership's long-lived tangible assets and inventory were determined utilizing observable market inputs where available or estimated replacement cost adjusted for a usage or obsolescence factor. The Partnership's identifiable intangible assets consist of customer relationships and technology patents, the fair value of which were estimated by applying a discounted cash flow approach, which was adjusted for customer attrition assumptions and projected market conditions. The estimated fair values of the Partnership's long-term liabilities were determined utilizing observable market inputs where available or estimated based on their current carrying values. The Partnership recorded goodwill as the excess of the estimated enterprise value over the sum of the fair values allocated to the Partnership's assets and liabilities. The following table summarizes the preliminary allocation of the fair value of partners' capital balances to the assets and liabilities of the Partnership as of the acquisition date. Based on management's review of the valuation, certain amounts included in the preliminary purchase price allocation have been adjusted as of June 30, 2013 from those amounts reflected as of October 5, 2012. The adjustments made in 2013 are not material to the original valuation recorded in the fourth quarter of 2012. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Partnership continues to finalize the fair value estimates.

Successor
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

In July 2013, the limited liability agreement of Sunoco Partners LLC was amended to reflect the addition of ETE Common Holdings, LLC ("ETE Holdings") as an owner of a 0.1 percent membership interest in the Partnership's general partner. ETE Holdings is a wholly-owned subsidiary of Energy Transfer Equity, L.P., and an affiliate of ETP. This change in the ownership of the general partner did not impact the Partnership's consolidated financial statements. Subsequent to the amendment, the Partnership remains a consolidated subsidiary of ETP. In addition, the 33.5 million common units owned by Sunoco Partners LLC were assigned to ETP.

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

In July 2012, Sunoco announced that it agreed to form Philadelphia Energy Solutions, a joint venture with The Carlyle Group, for its Philadelphia refinery, which enabled the facility to continue operating. During the second quarter 2012, the Partnership reversed $10 million of regulatory obligations for tank cleaning which was previously expected to be performed if the Philadelphia refinery was shut down.

3. Acquisitions

In the second quarter 2013, the Partnership acquired Sunoco's Marcus Hook facility and related assets (the “Marcus Hook Facility”) for $60 million in cash. The acquisition included terminalling and storage assets located in Pennsylvania and Delaware and commercial agreements, including a reimbursement agreement under which Sunoco will reimburse the Partnership $40 million for certain operating expenses of the Marcus Hook Facility through March 31, 2017. The reimbursement proceeds will be reflected as contributions to equity. The Partnership will be indemnified against environmental liabilities resulting from events which occurred at the Marcus Hook Facility prior to the closing of the transaction. Since the transaction was with a related party, the assets acquired and liabilities assumed were recorded by the Partnership at Sunoco's net carrying value. The net assets acquired are included within the Terminal Facilities segment.

The following table summarizes the preliminary effects of the acquisition on the Partnership's condensed consolidated balance sheet:

Marcus Hook Facility
(in millions)
Increase in:
Current assets	$6
Properties, plants and equipment, net	66
Other assets	8
Current liabilities	(1)
Other deferred credits and liabilities	(15)
Sunoco Logistics Partners L.P. equity	(4)
Cash paid for acquisition	$60

4. Related Party Transactions

Acquisition of Sunoco

The general and limited partner interests that were previously owned by Sunoco were contributed to ETP in connection with the acquisition of Sunoco by ETP (Note 1). As a result of these transactions, both the Partnership and Sunoco became consolidated subsidiaries of ETP. The Partnership has various operating and administrative agreements with Sunoco, including the agreements described below. Sunoco continues to perform the administrative functions defined in such agreements on the Partnership's behalf.

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco's centralized cash management program. Under this program, all of the Partnership's cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco's cash accounts with a corresponding credit or charge to an affiliated account. The affiliated balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership's third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Operating Partnership's $350 million Credit Facility (Note 9).

Administrative Services

The Partnership has no employees and reimburses the general partner and its affiliates for certain costs and direct expenses incurred on the Partnership's behalf. These costs may increase if the acquisition or construction of new businesses or assets requires an increase in the level of general and administrative services performed for the Partnership.

Under the Omnibus Agreement, the Partnership pays Sunoco an annual administrative fee for expenses incurred by Sunoco and its affiliates to perform certain centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee does not include the cost of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner, or the cost of their employee benefits.

The Partnership's share of allocated Sunoco employee benefit plan expenses, including noncontributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits are reflected in cost of products sold, operating expenses and selling, general and administrative expenses in the condensed consolidated statements of comprehensive income.

Affiliated Revenues and Accounts Receivable, Affiliated Companies

The Partnership is party to various agreements with ETP and its affiliates (including Sunoco) to supply crude oil and refined products, as well as to provide pipeline and terminalling services. Affiliated revenues in the condensed consolidated statements of comprehensive income consist of revenues from ETP and its affiliated entities related to sales of crude oil and refined products and services including pipeline transportation, terminalling, storage and blending.

Capital Contributions

During the six months ended June 30, 2013, the Partnership issued less than 0.1 million limited partnership units to participants in the Sunoco Partners LLC Long-Term Incentive Plan (“LTIP”) upon completion of award vesting requirements, compared to 0.2 million limited partnership units issued during the six months ended June 30, 2012. As a result of these issuances of limited partnership units, the general partner contributed less than $1 million in each period to maintain its two percent general partner interest. The Partnership recorded these amounts as capital contributions to Equity within its condensed consolidated balance sheets.

In connection with the acquisition of the Marcus Hook Facility in the second quarter 2013, the Partnership and Sunoco entered into an agreement under which Sunoco will reimburse the Partnership $40 million for certain operating expenses of the facility through March 31, 2017. See Note 3 for additional details on this transaction.

5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit

The general partner's interest in net income attributable to Sunoco Logistics Partners L.P. (“net income attributable to Partners”) consists of its two percent general partner interest and “incentive distributions,” which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.1667 per common unit (Note 12). The general partner was allocated net income attributable to Partners of $30 and $19 million (representing 21 and 13 percent of total net income attributable to Partners) for the three months ended June 30, 2013 and 2012, respectively, and $57 and $34 million (representing 20 and 14 percent of total net income attributable to Partners) for the six months ended June 30, 2013 and 2012, respectively. Diluted net income attributable to Partners per unit is calculated by dividing net income attributable to Partners by the sum of the weighted average number of common and Class A units outstanding, prior to conversion to common units, and the dilutive effect of unvested incentive unit awards (Note 13).

The following table reconciles the weighted average number of common and Class A units used to compute basic net income attributable to Partners per unit to those used to compute diluted net income attributable to Partners per unit for the three and six months ended June 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions)	(in millions)	(in millions)	(in millions)
Weighted average number of units outstanding, basic	103.8	103.5	103.8	103.5
Add effect of dilutive incentive awards	0.5	0.4	0.4	0.4
Weighted average number of units, diluted	104.3	103.9	104.2	103.9

6. Inventories

The components of inventories are as follows:

	Successor
	June 30, 2013	December 31, 2012
	(in millions)
Crude oil	$548	$418
Refined products	81	48
Refined products additives	3	3
Materials, supplies and other	12	9
	$644	$478
The increase in crude oil inventory at June 30, 2013 was attributable to contango positions and increased operating activities. The Partnership expects the interim increase in quantities of crude oil and refined products inventories to decline by year end.
7. Intangible Assets
The components of intangible assets are as follows:

		Successor
	Weighted Average Amortization Period	June 30, 2013	December 31, 2012
	(in years)	(in millions)
Gross
Customer relationships	19	$808	$808
Technology	10	47	47
Total gross		855	855
Accumulated amortization
Customer relationships		(33)	(11)
Technology		(4)	(1)
Total accumulated amortization		(37)	(12)
Total Net		$818	$843

Amortization expense was $12 and $6 million for the three months ended June 30, 2013 and 2012, respectively, and $25 and $13 million for the six months ended June 30, 2013 and 2012, respectively. The Partnership forecasts $49 million of annual amortization expense for each year through the year 2017 for these intangible assets.

Intangible assets associated with rights of way are included in properties, plants and equipment in the Partnership's condensed consolidated balance sheets.

8. Income Taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes, or for the majority of states that impose income taxes. Rather, income taxes are generally assessed at the partner level. There are some states in which the Partnership operates where it is subject to state and local income taxes. Substantially all of the income tax reflected in the Partnership's condensed consolidated financial statements is related to the operations of Inland, Mid-Valley and West Texas Gulf, all of which are entities subject to income taxes for federal and state purposes at the corporate level. The effective tax rates for these entities approximate the federal statutory rate of 35 percent.

In taxable jurisdictions, the Partnership records deferred income taxes on all significant temporary differences between the book basis and the tax basis of assets and liabilities. The net deferred tax liabilities reflected on the condensed consolidated balance sheets are derived principally from the differences in the book and tax bases of properties, plants and equipment of Inland, Mid-Valley and West Texas Gulf.

9. Debt

The components of the Partnership’s debt balances are as follows:

	Successor
	June 30, 2013	December 31, 2012
	(in millions)
Credit Facilities
$350 million Credit Facility, due August 2016	$—	$93
$200 million Credit Facility, due August 2013	—	26
$35 million Credit Facility, due April 2015 (1)	35	20
Senior Notes
Senior Notes - 8.75%, due February 2014 (2)	175	175
Senior Notes - 6.125%, due May 2016	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	—
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	—
Unamortized fair value adjustments	131	143
Total debt	2,316	1,732
Less:
Unamortized bond discount	(2)	—
Long-term debt	$2,314	$1,732

(1) The $35 million Credit Facility is held by West Texas Gulf.
(2) The 8.75 percent Senior Notes due February 2014 have been classified as long-term debt as the Partnership has the ability and intent to refinance such notes on a long-term basis under its existing credit facilities.

Credit Facilities

The Operating Partnership maintains two credit facilities totaling $550 million to fund the Partnership's working capital requirements, finance acquisitions and capital projects and for general partnership purposes. The credit facilities consist of a $350 million unsecured credit facility which expires in August 2016 (the “$350 million Credit Facility”) and a $200 million unsecured credit facility which expires in August 2013 (the “$200 million Credit Facility”). The Partnership has the ability and intent to renew the $200 million Credit Facility prior to expiration. Outstanding borrowings under these credit facilities of $119 million at December 31, 2012 were repaid during the first quarter of 2013.

The $350 and $200 million Credit Facilities contain various covenants limiting the Partnership's ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership's subsidiaries. These credit facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total debt, excluding net unamortized fair value adjustments, to Adjusted EBITDA was 2.5 to 1 at June 30, 2013, as calculated in accordance with the credit agreements.

In May 2012, West Texas Gulf entered into a $35 million revolving credit facility (the “$35 million Credit Facility”) which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate purposes including working capital and capital expenditures. The $35 million Credit Facility contains various covenants limiting West Texas Gulf's ability to grant certain liens; make certain loans, acquisitions and investments; make any material changes to the nature of its business; or enter into a merger or sale of assets. The credit facility also limits West Texas Gulf, on a rolling four-quarter basis, to a minimum fixed charge coverage ratio of 1.00 to 1 as of the fiscal quarter ending June 30, 2013, as defined in the underlying credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. At June 30,

2013, West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.27 to 1 and 1.01 to 1, respectively. Outstanding borrowings under this credit facility were $35 and $20 million at June 30, 2013 and December 31, 2012, respectively.

Senior Notes

The Operating Partnership had $250 million of 7.25 percent Senior Notes which matured and were repaid in February 2012.

In January 2013, the Operating Partnership issued $350 million of 3.45 percent Senior Notes and $350 million of 4.95 percent Senior Notes (the “2023 and 2043 Senior Notes”), due January 2023 and January 2043, respectively. The terms and conditions of the 2023 and 2043 Senior Notes are comparable to those of the Operating Partnership's other outstanding senior notes. The net proceeds of $691 million from the 2023 and 2043 Senior Notes were used to repay outstanding borrowings under the $350 and $200 million credit facilities and for general partnership purposes.

10. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At June 30, 2013 and December 31, 2012, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $4 and $3 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since unasserted claims are not considered probable of settlement or reasonably estimable, nor have any expected recoveries from insurance been recognized in earnings. Charges against income for environmental remediation totaled $2 and $1 million for the three months ended June 30, 2013 and 2012, respectively, and $6 and $5 million for the six months ended June 30, 2013 and 2012, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at June 30, 2013.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At June 30, 2013, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $4 million.

Sunoco has indemnified the Partnership for 30 years for environmental and toxic tort liabilities related to the assets contributed to the Partnership arising from the operation of such assets prior to the closing of the February 2002 initial public offering (“IPO”). Sunoco is required to indemnify the Partnership for 100 percent of all losses asserted within the first 21 years of the closing of the IPO. Sunoco's share of the liability for claims asserted thereafter will decrease by 10 percent per year. For example, for a claim asserted during the twenty-third year after closing of the IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco for events and conditions associated with the operation of the Partnership's assets occurring on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent that Sunoco is not required to indemnify the Partnership.

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the results of operations, financial position or cash flows of the Partnership at June 30, 2013. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's results of operations, financial position or cash flows at June 30, 2013.

11. Equity

The changes in the number of units outstanding from January 1, 2012 through June 30, 2013 are as follows:

	Common Units	Class A Units	Total Units
	(in millions)
Predecessor
Balance at January 1, 2012	99.4	3.9	103.3
Units issued under incentive plans	0.3	—	0.3
Conversion of Class A Units	3.9	(3.9)	—
Balance at October 4, 2012	103.6	—	103.6

Successor
Balance at October 5, 2012	103.6	—	103.6
Units issued under incentive plans	0.2	—	0.2
Balance at December 31, 2012	103.8	—	103.8
Units issued under incentive plans	—	—	—
Balance at June 30, 2013	103.8	—	103.8
The Partnership's 3.9 million Class A deferred distribution units converted to common units in July 2012. The Class A units were issued to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets in July 2011. Prior to their conversion, the Class A units participated in the allocation of net income on a pro-rata basis with the common units.

12. Cash Distributions

Within 45 days after the end of each quarter, the Partnership distributes all cash on hand at the end of the quarter, less reserves established by the general partner at its discretion. This is defined as “available cash” in the partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct the Partnership's business. The Partnership will make quarterly distributions to the extent there is sufficient cash from operations after the establishment of cash reserves and the payment of fees and expenses, including payments to the general partner.

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

The following table shows the target distribution levels and distribution “splits” between the general partner and the holders of the Partnership's common units:

	Total Quarterly Distribution Target Amount		Marginal Percentage Interest in Distributions
			General Partner		Unitholders
Minimum Quarterly Distribution		$0.1500	2%		98%
First Target Distribution	up to	$0.1667	2%		98%
Second Target Distribution	above up to	$ 0.1667 $ 0.1917	15%	*	85%
Third Target Distribution	above up to	$ 0.1917 $ 0.5275	37%	*	63%
Thereafter	above	$0.5275	50%	*	50%

* Includes two percent general partner interest.

The distributions paid by the Partnership for the periods presented were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
Successor
May 15, 2013	$0.5725	$59	$26
February 14, 2013	$0.5450	$57	$23
November 14, 2012	$0.5175	$54	$20

Predecessor
August 14, 2012	$0.4700	$49	$17
May 15, 2012	$0.4275	$43	$14
February 14, 2012	$0.4200	$41	$14
On July 25, 2013, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., declared a cash distribution of $0.60 per common unit ($2.40 annualized), representing the distribution for the second quarter 2013. The $91 million distribution, including $29 million to the general partner for its two percent interest and incentive distribution rights, will be paid on August 14, 2013 to common unitholders of record on August 8, 2013.

13. Management Incentive Plan

Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC LTIP for directors, officers and employees of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner's board of directors with respect to employee awards, and by the general partner's board of directors with respect to awards granted to the independent members. The LTIP currently permits the grant of restricted units and unit options covering an additional 0.6 million common units. Restricted unit awards may also include tandem distribution equivalent rights (“DERs”) at the discretion of the Compensation Committee.

During the six months ended June 30, 2013, the Partnership issued less than 0.1 million common units under the LTIP, compared to 0.2 million common units during the six months ended June 30, 2012. The Partnership recognized share-based compensation expense of $6 and $5 million for the six months ended June 30, 2013 and 2012, respectively. Each of the outstanding restricted unit grants have tandem DERs which are recognized as a reduction to equity when earned.

14. Derivatives and Risk Management

The Partnership is exposed to various market risks, including volatility in crude oil and refined product prices, counterparty credit risk and interest rate risk. In order to manage such exposure, the Partnership's policy is to (i) only purchase crude oil and refined products for which sales contracts have been executed or for which ready markets exist, (ii) structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Although the Partnership seeks to maintain a balanced inventory position within its commodity inventories, net unbalances may occur for short periods of time due to production, transportation and delivery variances. When temporary physical inventory builds or draws do occur, the Partnership continuously manages the variances to a balanced position over a period of time. Pursuant to the Partnership's approved risk management policy, derivative contracts may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions.

Price Risk Management

The Partnership is exposed to risks associated with changes in the market price of crude oil and refined products as a result of the forecasted purchase or sale of these products. These risks are primarily associated with price volatility related to preexisting or anticipated purchases, sales and storage. Price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. The physical contracts related to the Partnership's crude oil and refined products businesses that qualify as derivatives have been designated as normal purchases and sales and are accounted for using traditional accrual accounting. The Partnership accounts for derivatives that do not qualify as normal purchases and sales at fair value. The Partnership utilizes derivatives such as swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products. These derivative contracts act as a hedging mechanism against the volatility of market prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it.

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

For refined product derivative contracts that are not designated as hedges for accounting purposes, all realized and unrealized gains and losses are recognized in earnings in the condensed consolidated statement of comprehensive income during the current period. For refined product derivative contracts that are designated and qualify as cash flow hedges, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period. All realized gains and losses associated with refined product derivative contracts are recorded in earnings in the same line item as the forecasted transaction being hedged, either sales and other operating revenue or cost of products sold.

The Partnership had open derivative positions on approximately 2.0 and 1.5 million barrels of refined products at June 30, 2013 and December 31, 2012, respectively. The derivatives outstanding as of June 30, 2013 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). At June 30, 2013, the Partnership's gross derivative asset and liability balances were $3 and $2 million, respectively, compared to $4 and $7 million, respectively, at December 31, 2012.

Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.

The Partnership's derivative positions are comprised primarily of commodity contracts. The following tables set forth the impact of derivatives on the Partnership's financial performance for the three and six months ended June 30, 2013 and 2012:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Gains (Losses) Recognized in Earnings	Location of Gains (Losses) Recognized in Earnings
	(in millions)
Successor
Three Months Ended June 30, 2013
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$—	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold
	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts		$3	Sales and other operating revenue
Commodity contracts		(1)	Cost of products sold
		$2

Predecessor
Three Months Ended June 30, 2012
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$—	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold
	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts		$7	Sales and other operating revenue
Commodity contracts		(8)	Cost of products sold
		$(1)

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Gains (Losses) Recognized in Earnings	Location of Gains (Losses) Recognized in Earnings
	(in millions)
Successor
Six Months Ended June 30, 2013
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$(1)	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold
	$—	$(1)
Derivatives not designated as hedging instruments:
Commodity contracts		$1	Sales and other operating revenue
Commodity contracts		(4)	Cost of products sold
		$(3)

Predecessor
Six Months Ended June 30, 2012
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(4)	$(3)	Sales and other operating revenue
Commodity contracts	—	1	Cost of products sold
	$(4)	$(2)
Derivatives not designated as hedging instruments:
Commodity contracts		$3	Sales and other operating revenue
Commodity contracts		(7)	Cost of products sold
		$(4)

Credit Risk Management

The Partnership maintains credit policies with regard to its counterparties that management believes minimize the overall credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. The credit positions of the Partnership's customers are analyzed prior to the extension of credit and periodically after credit has been extended. At June 30, 2013 and December 31, 2012, the Partnership did not hold any over-the-counter derivatives.

Interest Rate Risk Management

The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At June 30, 2013, the Partnership had $35 million of consolidated variable-rate borrowings under its revolving credit facilities.

15. Fair Value Measurements

The Partnership applies fair value accounting for all financial assets and liabilities that are required to be measured at fair value under current accounting rules. The assets and liabilities that are measured at fair value on a recurring basis are comprised primarily of derivatives.

The Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by the Financial Accounting Standards Board. The Partnership generally applies a “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

The estimated fair value of the Partnership's financial instruments has been determined based on the assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair values of the Partnership's senior notes are determined using observable market prices, as these notes are actively traded. The estimated aggregate fair value of the senior notes at June 30, 2013 was $2.21 billion, compared to the carrying amount of $2.28 billion. The estimated aggregate fair value of the senior notes at December 31, 2012 was $1.64 billion, compared to the carrying amount of $1.59 billion.

16. Business Segment Information

The following tables summarize condensed statement of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to Sunoco Logistics Partners L.P. for the three and six months ended June 30, 2013 and 2012, respectively:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions)	(in millions)	(in millions)	(in millions)
Sales and other operating revenue(1)
Crude Oil Pipelines	$122	$100	$217	$180
Crude Oil Acquisition and Marketing	4,047	3,056	7,306	6,248
Terminal Facilities	176	170	359	305
Refined Products Pipelines	32	32	62	63
Intersegment eliminations	(66)	(45)	(121)	(82)
Total sales and other operating revenue	$4,311	$3,313	$7,823	$6,714

Depreciation and amortization
Crude Oil Pipelines	$22	$6	$44	$13
Crude Oil Acquisition and Marketing	12	5	24	10
Terminal Facilities	24	9	48	18
Refined Products Pipelines	6	5	12	9
Total depreciation and amortization	$64	$25	$128	$50

Impairment charge and related matters(2)(3)
Crude Oil Acquisition and Marketing	$—	$—	$—	$8
Terminal Facilities	—	(10)	—	(10)
Refined Products Pipelines	—	—	—	1
Total impairment charge and related matters	$—	$(10)	$—	$(1)

Adjusted EBITDA
Crude Oil Pipelines	$88	$70	$149	$130
Crude Oil Acquisition and Marketing	70	57	182	104
Terminal Facilities	70	74	124	121
Refined Products Pipelines	16	17	25	32
Total Adjusted EBITDA	244	218	480	387
Interest expense, net	(17)	(21)	(36)	(45)
Depreciation and amortization expense	(64)	(25)	(128)	(50)
Impairment charge and related matters	—	—	—	(9)
Provision for income taxes	(9)	(8)	(15)	(16)
Non-cash compensation expense	(2)	(2)	(6)	(5)
Unrealized gains (losses) on commodity risk management activities	1	(3)	4	(3)
Amortization of excess equity method investment	(1)	—	(1)	—
Proportionate share of unconsolidated affiliates’ interest, depreciation and provision for income taxes	(6)	(4)	(10)	(7)
Net Income	146	155	288	252
Less: Net Income attributable to noncontrolling interests	(3)	(3)	(5)	(5)
Net Income Attributable to Sunoco Logistics Partners L.P.	$143	$152	$283	$247

(1) Sales and other operating revenue includes the following amounts from ETP and its affiliates (including Sunoco) for the three and six months ended June 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions)	(in millions)	(in millions)	(in millions)
Crude Oil Pipelines	$—	$—	$—	$—
Crude Oil Acquisition and Marketing	313	138	681	206
Terminal Facilities	41	45	79	90
Refined Products Pipelines	9	11	17	24
Total sales and other operating revenue from affiliates	$363	$194	$777	$320

(2) In the first quarter 2012, the Partnership recognized a non-cash impairment charge related to a cancelled software project for the crude oil acquisition and marketing business and a refined products pipeline project in Texas.
(3) In the second quarter 2012, the Partnership recognized a $10 million gain on the reversal of certain regulatory obligations. Such expenses were no longer expected to be incurred as the Philadelphia refinery will continue to operate in connection with Sunoco's joint venture with The Carlyle Group.

The following table summarizes the identifiable assets for each segment as of June 30, 2013 and December 31, 2012:

	Successor
	June 30, 2013	December 31, 2012
	(in millions)
Crude Oil Pipelines	$3,264	$3,197
Crude Oil Acquisition and Marketing	3,843	3,495
Terminal Facilities	2,514	2,402
Refined Products Pipelines	1,297	1,168
Corporate and other(1)	482	99
Total identifiable assets	$11,400	$10,361

(1) Corporate and other assets consist of cash and cash equivalents, advances to affiliates, properties, plants and equipment and other assets.

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

The following supplemental condensed consolidating financial information reflects the Parent Guarantor's separate accounts, the Subsidiary Issuer's separate accounts, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations and the Parent Guarantor's consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent Guarantor's investments in its subsidiaries and the Subsidiary Issuer's investments in its subsidiaries are accounted for under the equity method of accounting.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2013 (Successor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$3,948	$—	$3,948
Affiliates	—	—	363	—	363
Total Revenues	—	—	4,311	—	4,311
Costs and Expenses
Cost of products sold	—	—	4,023	—	4,023
Operating expenses	—	—	25	—	25
Selling, general and administrative expenses	—	—	34	—	34
Depreciation and amortization expense	—	—	64	—	64
Total Costs and Expenses	—	—	4,146	—	4,146
Operating Income	—	—	165	—	165
Interest cost and debt expense, net	—	(22)	(1)	—	(23)
Capitalized interest	—	6	—	—	6
Other income	—	—	7	—	7
Equity in earnings of subsidiaries	143	159	—	(302)	—
Income (Loss) Before Provision for Income Taxes	143	143	171	(302)	155
Provision for income taxes	—	—	(9)	—	(9)
Net Income (Loss)	143	143	162	(302)	146
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$143	$143	$159	$(302)	$143

Comprehensive Income (Loss)	$143	$143	$162	$(302)	$146
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$143	$143	$159	$(302)	$143

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2012 (Predecessor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$3,119	$—	$3,119
Affiliates	—	—	194	—	194
Total Revenues	—	—	3,313	—	3,313
Costs and Expenses
Cost of products sold	—	—	3,062	—	3,062
Operating expenses	—	—	27	—	27
Selling, general and administrative expenses	—	—	30	—	30
Depreciation and amortization expense	—	—	25	—	25
Impairment charge and related matters	—	—	(10)	—	(10)
Total Costs and Expenses	—	—	3,134	—	3,134
Operating Income	—	—	179	—	179
Interest cost and debt expense, net	—	(23)	—	—	(23)
Capitalized interest	—	2	—	—	2
Other income	—	—	5	—	5
Equity in earnings of subsidiaries	152	173	—	(325)	—
Income (Loss) Before Provision for Income Taxes	152	152	184	(325)	163
Provision for income taxes	—	—	(8)	—	(8)
Net Income (Loss)	152	152	176	(325)	155
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$152	$152	$173	$(325)	$152

Comprehensive Income (Loss)	$152	$152	$176	$(325)	$155
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$152	$152	$173	$(325)	$152

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2013 (Successor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$7,046	$—	$7,046
Affiliates	—	—	777		777
Total Revenues	—	—	7,823	—	7,823
Costs and Expenses
Cost of products sold	—	—	7,247	—	7,247
Operating expenses	—	—	51	—	51
Selling, general and administrative expenses	—	—	67	—	67
Depreciation and amortization expense	—	—	128	—	128
Total Costs and Expenses	—	—	7,493	—	7,493
Operating Income	—	—	330	—	330
Interest cost and debt expense, net	—	(45)	(2)	—	(47)
Capitalized interest	—	11	—	—	11
Other income	—	—	9	—	9
Equity in earnings of subsidiaries	283	317	—	(600)	—
Income (Loss) Before Provision for Income Taxes	283	283	337	(600)	303
Provision for income taxes	—	—	(15)	—	(15)
Net Income (Loss)	283	283	322	(600)	288
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$283	$283	$317	$(600)	$283

Comprehensive Income (Loss)	$283	$283	$322	$(600)	$288
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$283	$283	$317	$(600)	$283

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2012 (Predecessor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$6,394	$—	$6,394
Affiliates	—	—	320	—	320
Gain on divestment and related matters	—	—	11	—	11
Total Revenues	—	—	6,725	—	6,725
Costs and Expenses
Cost of products sold	—	—	6,256	—	6,256
Operating expenses	—	—	58	—	58
Selling, general and administrative expenses	—	—	56	—	56
Depreciation and amortization expense	—	—	50	—	50
Impairment charge and related matters	—	—	(1)	—	(1)
Total Costs and Expenses	—	—	6,419	—	6,419
Operating Income	—	—	306	—	306
Interest cost and debt expense, net	—	(47)	(2)	—	(49)
Capitalized interest	—	4	—	—	4
Other income	—	—	7	—	7
Equity in earnings of subsidiaries	247	290	—	(537)	—
Income (Loss) Before Provision for Income Taxes	247	247	311	(537)	268
Provision for income taxes	—	—	(16)	—	(16)
Net Income (Loss)	247	247	295	(537)	252
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$247	$247	$290	$(537)	$247

Comprehensive Income (Loss)	$247	$247	$291	$(537)	$248
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$247	$247	$286	$(537)	$243

Condensed Consolidating Balance Sheet
June 30, 2013 (Successor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$2	$—	$—	$2
Advances to (from) affiliated companies	395	79	(59)	—	415
Accounts receivable, affiliated companies	—	—	12	—	12
Accounts receivable, net	—	—	2,054	—	2,054
Inventories	—	—	644	—	644
Total Current Assets	395	81	2,651	—	3,127
Properties, plants and equipment, net	—	—	5,947	—	5,947
Investment in affiliates	5,808	8,044	118	(13,852)	118
Goodwill	—	—	1,344	—	1,344
Intangible assets, net	—	—	818	—	818
Other assets	—	7	39	—	46
Total Assets	$6,203	$8,132	$10,917	$(13,852)	$11,400
Liabilities and Equity
Accounts payable	$—	$15	$2,234	$—	$2,249
Accounts payable, affiliated companies	—	—	10	—	10
Accrued liabilities	1	30	79	—	110
Accrued taxes payable	—	—	63	—	63
Total Current Liabilities	1	45	2,386	—	2,432
Long-term debt	—	2,279	35	—	2,314
Other deferred credits and liabilities	—	—	76	—	76
Deferred income taxes	—	—	251	—	251
Total Liabilities	1	2,324	2,748	—	5,073
Total Equity	6,202	5,808	8,169	(13,852)	6,327
Total Liabilities and Equity	$6,203	$8,132	$10,917	$(13,852)	$11,400

Condensed Consolidating Balance Sheet
December 31, 2012 (Successor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$2	$1	$—	$3
Advances to (from) affiliated companies	25	48	(17)	—	56
Accounts receivable, affiliated companies	—	—	19	—	19
Accounts receivable, net	—	—	1,834	—	1,834
Inventories	—	—	478	—	478
Total Current Assets	25	50	2,315	—	2,390
Properties, plants and equipment, net	—	—	5,623	—	5,623
Investment in affiliates	6,048	7,714	118	(13,762)	118
Goodwill	—	—	1,368	—	1,368
Intangible assets, net	—	—	843	—	843
Other assets	—	—	19	—	19
Total Assets	$6,073	$7,764	$10,286	$(13,762)	$10,361
Liabilities and Equity
Accounts payable	$—	$—	$1,932	$—	$1,932
Accounts payable, affiliated companies	—	—	12	—	12
Accrued liabilities	1	30	96	—	127
Accrued taxes payable	—	—	60	—	60
Total Current Liabilities	1	30	2,100	—	2,131
Long-term debt	—	1,686	46	—	1,732
Other deferred credits and liabilities	—	—	60	—	60
Deferred income taxes	—	—	243	—	243
Total Liabilities	1	1,716	2,449	—	4,166
Total Equity	6,072	6,048	7,837	(13,762)	6,195
Total Liabilities and Equity	$6,073	$7,764	$10,286	$(13,762)	$10,361

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013 (Successor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$283	$280	$355	$(600)	$318
Cash Flows from Investing Activities:
Capital expenditures	—	—	(320)	—	(320)
Acquisitions	—	—	(60)	—	(60)
Intercompany	255	(820)	(35)	600	—
Net cash provided by (used in) investing activities	255	(820)	(415)	600	(380)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(165)	—	—	—	(165)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(1)	—	(1)
Repayments under credit facilities	—	(119)	—	—	(119)
Borrowings under credit facilities	—	—	15	—	15
Net proceeds from issuance of long-term debt	—	691	—	—	691
Advances to affiliated companies, net	(369)	(32)	42	—	(359)
Contributions attributable to acquisition from affiliate	—	—	3	—	3
Net cash provided by (used in) financing activities	(538)	540	59	—	61
Net change in cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	2	1	—	3
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012 (Predecessor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$247	$241	$331	$(537)	$282
Cash Flows from Investing Activities:
Capital expenditures	—	—	(134)	—	(134)
Proceeds from divestments and related matters	—	—	11	—	11
Intercompany	(246)	(97)	(194)	537	—
Net cash provided by (used in) investing activities	(246)	(97)	(317)	537	(123)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(112)	—	—	—	(112)
Distributions paid to noncontrolling interests	(3)	—	—	—	(3)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(5)	—	(5)
Repayments under credit facilities	—	(176)	—	—	(176)
Borrowings under credit facilities	—	282	5	—	287
Repayments of senior notes	—	(250)	—	—	(250)
Advances to affiliated companies, net	114	—	(17)	—	97
Net cash provided by (used in) financing activities	(1)	(144)	(17)	—	(162)
Net change in cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	2	3	—	5
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table presents our consolidated operating results for the three and six months ended June 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions)	(in millions)	(in millions)	(in millions)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$3,948	$3,119	$7,046	$6,394
Affiliates	363	194	777	320
Gain on divestment and related matters	—	—	—	11
Total Revenues	4,311	3,313	7,823	6,725
Costs and Expenses
Cost of products sold	4,023	3,062	7,247	6,256
Operating expenses	25	27	51	58
Selling, general and administrative expenses	34	30	67	56
Depreciation and amortization expense	64	25	128	50
Impairment charge and related matters	—	(10)	—	(1)
Total Costs and Expenses	4,146	3,134	7,493	6,419
Operating Income	165	179	330	306
Interest cost and debt expense, net	(23)	(23)	(47)	(49)
Capitalized interest	6	2	11	4
Other income	7	5	9	7
Income Before Provision for Income Taxes	155	163	303	268
Provision for income taxes	(9)	(8)	(15)	(16)
Net Income	146	155	288	252
Less: Net income attributable to noncontrolling interests	(3)	(3)	(5)	(5)
Net Income Attributable to Sunoco Logistics Partners L.P.	$143	$152	$283	$247
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$1.09	$1.29	$2.18	$2.06
Diluted	$1.08	$1.28	$2.17	$2.05

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with United States generally accepted accounting principles (“GAAP”), management uses additional measures that are known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future. The primary measures used by management are earnings before interest, taxes, depreciation and amortization expenses and other non-cash items (“Adjusted EBITDA”) and distributable cash flow. Adjusted EBITDA and distributable cash flow do not represent and should not be considered alternatives to net income or cash flows from operating activities as determined under GAAP and may not be comparable to other similarly titled measures of other businesses.

Our management believes that Adjusted EBITDA and distributable cash flow information enhance an investor's understanding of a business's ability to generate cash for payment of distributions and other purposes. In addition, Adjusted EBITDA calculations are defined and used as a measure in determining our compliance with certain revolving credit facility covenants. However, despite compliance with our covenants, there may be contractual, legal, economic or other factors which may prevent us from satisfying principal and interest obligations with respect to indebtedness and may require us to allocate funds for other purposes.

During the fourth quarter of 2012, the Partnership changed its definition of Adjusted EBITDA and distributable cash flow, and changed its measure of segment profit from operating income to the revised presentation of Adjusted EBITDA. These changes were made to conform to the presentation utilized by Energy Transfer Partners, L.P. ("ETP"), the majority owner of the Partnership's general partner. These changes did not impact the Partnership's net income or reportable segments. Prior period amounts have been recast to conform to current presentation.

During the first quarter of 2013, the Partnership adjusted its presentation of operating income and the presentation of certain amounts reported in the condensed consolidated statements of comprehensive income to conform to the presentation utilized by ETP. Other income, which is comprised primarily of equity income from the Partnership's unconsolidated joint-venture interests, is presented separately and is no longer included as a component of operating income. These changes did not impact the Partnership's net income. Prior period amounts have been recast to conform to current presentation.

The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and distributable cash flow.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions)	(in millions)	(in millions)	(in millions)
Net Income	$146	$155	$288	$252
Interest expense, net	17	21	36	45
Depreciation and amortization expense	64	25	128	50
Impairment charge and related matters	—	—	—	9
Provision for income taxes	9	8	15	16
Non-cash compensation expense	2	2	6	5
Unrealized (gains) losses on commodity risk management activities	(1)	3	(4)	3
Amortization of excess joint venture investment	1	—	1	—
Proportionate share of unconsolidated affiliates’ interest, depreciation and provision for income taxes	6	4	10	7
Adjusted EBITDA	244	218	480	387
Interest expense, net	(17)	(21)	(36)	(45)
Provision for income taxes	(9)	(8)	(15)	(16)
Amortization of fair value adjustments on long-term debt	(6)	—	(12)	—
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(8)	(6)	(11)	(9)
Maintenance capital expenditures	(18)	(11)	(22)	(18)
Distributable cash flow attributable to noncontrolling interests	(5)	(3)	(8)	(6)
Contributions attributable to acquisition from affiliate	3	—	3	—
Distributable Cash Flow	$184	$169	$379	$293

Analysis of Consolidated Operating Results

Net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to partners") was $143 and $152 million for the three months ended June 30, 2013 and 2012, respectively. Results for 2012 included a $10 million non-recurring gain related to the reversal of regulatory obligations that were recorded in 2011. Excluding this gain, net income attributable to partners increased $1 million compared to the prior year period. Improved operating performance from the Crude Oil Pipelines, Crude Oil Acquisition and Marketing and Terminal Facilities segments were largely offset by higher depreciation and amortization expense attributable to the Partnership's assets being adjusted to fair value in connection with the acquisition of the Partnership's general partner by ETP and higher selling, general and administrative expenses. The decrease in net interest expense was primarily related to increased capitalized interest associated with the Partnership's expansion capital program. Additional interest expense related to the $700 million Senior Notes offering in January 2013 was largely offset by non-cash amortization related to fair value adjustments on the Partnership's long-term debt.

Net income attributable to partners was $283 and $247 million for the six months ended June 30, 2013 and 2012, respectively. Results for 2012 included $21 million of non-recurring gains recognized in connection with the sale of the Big Sandy terminal and pipeline assets and the reversal of regulatory obligations that were recorded in 2011. Excluding these items, net income attributable to partners increased $57 million compared to the prior year period due primarily to improved operating performance from the Crude Oil Pipelines, Crude Oil Acquisition and Marketing and Terminal Facilities segments. These positive factors were partially offset by higher depreciation and amortization expense attributable to the Partnership's assets being adjusted to fair value in connection with the acquisition of the Partnership's general partner by ETP and higher selling, general and administrative expenses. The decrease in net interest expense was primarily related to increased capitalized interest associated with the Partnership's expansion capital program. Additional interest expense related to the $700 million Senior Notes offering in January 2013 was largely offset by non-cash amortization related to fair value adjustments on the Partnership's long-term debt.

Analysis of Operating Segments

We manage our operations through four operating segments: Crude Oil Pipelines, Crude Oil Acquisition and Marketing, Terminal Facilities and Refined Products Pipelines.

Crude Oil Pipelines

Our Crude Oil Pipelines segment consists of crude oil trunk and gathering pipelines in the southwest and midwest United States. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our transportation services to deliver crude oil and other feedstocks to refineries within those regions. Rates for shipments on these pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”), Oklahoma Corporation Commission (“OCC”) and the Railroad Commission of Texas (“Texas R.R.C.”).

The following table presents the operating results and key operating measures for our Crude Oil Pipelines segment for the three and six months ended June 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$70	$65	$124	$115
Affiliates	—	—	—	—
Intersegment revenue	52	35	93	65
Total sales and other operating revenue	$122	$100	$217	$180
Depreciation and amortization expense	$22	$6	$44	$13
Adjusted EBITDA	$88	$70	$149	$130
Pipeline throughput (thousands of barrels per day (“bpd”))	1,890	1,571	1,737	1,519
Pipeline revenue per barrel (cents)	70.8	70.0	69.1	65.0

Adjusted EBITDA for the Crude Oil Pipelines segment increased $18 million to $88 million for the three months ended June 30, 2013, as compared to $70 million for the three months ended June 30, 2012. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($22 million) largely attributable to expansion projects which began operating during the second quarter of 2013 and strong demand for West Texas crude oil. These improvements were partially offset by higher operating expenses ($5 million) which included lower pipeline operating gains, increased utility expenses, higher maintenance costs and property tax increases.

Adjusted EBITDA for the Crude Oil Pipelines segment increased $19 million to $149 million for the six months ended June 30, 2013, as compared to $130 million for the six months ended June 30, 2012. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($26 million) largely attributable to the expansion projects noted above and higher pipeline tariffs ($11 million). These improvements were partially offset by higher operating expenses ($18 million) driven primarily by lower pipeline operating gains, increased environmental remediation expenses, higher utility costs and increased maintenance costs.

Crude Oil Acquisition and Marketing

Our Crude Oil Acquisition and Marketing segment reflects the sale of gathered and bulk purchased crude oil. The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold as a result of the significant volume of crude oil bought and sold. However, the absolute price levels of crude oil normally do not bear a relationship to gross profit, although the price levels significantly impact revenue and cost of products sold. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross profit for the Crude Oil Acquisition and Marketing segment. The operating results of the Crude Oil Acquisition and Marketing segment are affected by overall levels of supply and demand for crude oil and relative fluctuations in market related indices. Generally, we expect a base level of earnings from our Crude Oil Acquisition and Marketing segment that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated market structure. Our management believes gross profit, which is equal to sales and other operating revenue less cost of products sold and operating expenses, is a key measure of financial performance for the Crude Oil Acquisition and Marketing segment. Although we employ risk management activities, these margins are not fixed and will vary from period-to-period.

The following table presents the operating results and key operating measures for our Crude Oil Acquisition and Marketing segment for the three and six months ended June 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$3,734	$2,918	$6,625	$6,042
Affiliates	313	138	681	206
Intersegment revenue	—	—	—	—
Total sales and other operating revenue	$4,047	$3,056	$7,306	$6,248
Depreciation and amortization expense	$12	$5	$24	$10
Impairment charge(1)	$—	$—	$—	$8
Adjusted EBITDA	$70	$57	$182	$104
Crude oil purchases (thousands of bpd)	796	700	773	665
Gross profit per barrel purchased (cents)(2)	101.8	97.1	135.6	93.5
Average crude oil price (per barrel)	$94.23	$93.50	$94.28	$98.22

(1) In the first quarter 2012, the Partnership recognized a non-cash impairment charge related to a cancelled software project.
(2) Represents total segment sales and other operating revenue less cost of products sold and operating expenses, divided by crude oil purchases.

Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment increased $13 million to $70 million for the three months ended June 30, 2013, as compared to $57 million for the three months ended June 30, 2012. The increase in Adjusted EBITDA was driven primarily by expanded crude oil volumes ($9 million) and margins ($3 million) which were the result of expansion in our crude oil trucking fleet and market related opportunities in West Texas.

Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment increased $78 million to $182 million for the six months ended June 30, 2013, as compared to $104 million for the six months ended June 30, 2012. The increase in Adjusted EBITDA was driven primarily by expanded crude oil volumes ($18 million) and margins ($59 million) which were the result of expansion in our crude oil trucking fleet and market related opportunities in West Texas.

Terminal Facilities

Our Terminal Facilities segment consists primarily of crude oil and refined products terminals and a refined products acquisition and marketing business. The Terminal Facilities segment earns revenue by providing storage, terminalling, blending and other ancillary services to our customers, as well as through the sale of refined products.

The following table presents the operating results and key operating measures for our Terminal Facilities segment for the three and six months ended June 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$121	$115	$253	$199
Affiliates	41	45	79	90
Intersegment revenue	14	10	27	16
Total sales and other operating revenue	$176	$170	$359	$305
Depreciation and amortization expense	$24	$9	$48	$18
Impairment charge(1)	$—	$(10)	$—	$(10)
Adjusted EBITDA	$70	$74	$124	$121
Terminal throughput (thousands of bpd):
Refined products terminals	454	515	434	501
Nederland terminal	932	690	891	694
Refinery terminals	444	345	385	364

(1) In the second quarter 2012, the Partnership recognized a $10 million gain on the reversal of certain regulatory obligations as such expenses were no longer expected to be incurred as a result of Sunoco's joint venture with The Carlyle Group.

Adjusted EBITDA for the Terminal Facilities segment decreased $4 million to $70 million for the three months ended June 30, 2013, as compared to $74 million for the three months ended June 30, 2012. Results for the second quarter 2012 included a $10 million non-recurring gain due to the reversal of regulatory obligations that were recorded in 2011. Excluding this item, Adjusted EBITDA increased $6 million due primarily to improved results from the Partnership's Eagle Point and Nederland terminals ($8 million) and increased operating results from the Partnership's refined products acquisition and marketing activities ($5 million). Partially offsetting these improvements were volume reductions at the Partnership's refined products terminals ($2 million) and higher selling, general and administrative expenses ($2 million).

Adjusted EBITDA for the Terminal Facilities segment increased $3 million to $124 million for the six months ended June 30, 2013, as compared to $121 million for the six months ended June 30, 2012. Results for the first six months of 2012 included $16 million of non-recurring gains recognized in connection with the sale of the Big Sandy terminal and pipeline assets ($6 million) and the reversal of regulatory obligations ($10 million). Excluding these items, Adjusted EBITDA increased $19 million due primarily to improved results from the Partnership's Eagle Point and Nederland terminals ($21 million) and increased operating results from the Partnership's refined products acquisition and marketing activities ($11 million). Partially offsetting these improvements were volume reductions at the Partnership's refined products terminals ($7 million), volume reductions at the Partnership's refinery terminals ($3 million) which were negatively impacted by turnaround activity during the first quarter 2013, and higher selling, general and administrative expenses ($4 million).

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

 The following table presents the operating results and key operating measures for our Refined Products Pipelines segment for the three and six months ended June 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$23	$21	$44	$38
Affiliates	9	11	17	24
Intersegment revenue	—	—	1	1
Total sales and other operating revenue	$32	$32	$62	$63
Depreciation and amortization expense	$6	$5	$12	$9
Impairment charge	$—	$—	$—	$1
Adjusted EBITDA	$16	$17	$25	$32
Pipeline throughput (thousands of bpd)(1)	599	591	560	559
Pipeline revenue per barrel (cents)(1)	59.1	59.5	60.8	62.2

(1) Excludes amounts attributable to equity interests which are not consolidated.

Adjusted EBITDA for the Refined Products Pipelines segment was $16 million for the three months ended June 30, 2013, as compared to $17 million for the three months ended June 30, 2012. The decrease in Adjusted EBITDA was attributable to lower pipeline operating gains ($2 million) and higher integrity management and environmental remediation costs ($2 million). These factors were largely offset by higher contributions from the Partnership's joint-venture interests ($4 million).

Adjusted EBITDA for the Refined Products Pipelines segment decreased $7 million to $25 million for the six months ended June 30, 2013, as compared to $32 million for the six months ended June 30, 2012. Results for the first six months of 2012 included a $5 million non-recurring gain recognized in connection with the sale of the Big Sandy terminal and pipeline assets. Excluding this item, Adjusted EBITDA decreased $2 million due primarily to higher selling, general and administrative expenses ($6 million) and lower pipeline operating gains ($3 million). These factors were largely offset by higher contributions from the Partnership's joint-venture interests ($5 million).

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the $585 million of credit facilities are our primary sources of liquidity. At June 30, 2013, we had a net working capital surplus of $695 million and available borrowing capacity under our credit facilities of $550 million. Our working capital position reflects crude oil and refined products inventories based on historical costs under the last-in, first-out (“LIFO”) method of accounting. If the inventories had been valued at their current replacement cost, we would have had a working capital surplus of $727 million at June 30, 2013. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

Credit Facilities

The Operating Partnership maintains two credit facilities totaling $550 million to fund the Partnership's working capital requirements, finance acquisitions and capital projects, and for general partnership purposes. The credit facilities consist of a $350 million unsecured credit facility which expires in August 2016 (the “$350 million Credit Facility”) and a $200 million unsecured credit facility which expires in August 2013 (the “$200 million Credit Facility”). The Partnership has the ability and intent to renew the $200 million Credit Facility prior to expiration. Outstanding borrowings under these credit facilities of $119 million at December 31, 2012 were repaid during the first quarter of 2013.

The $350 million and $200 million credit facilities contain various covenants limiting the Partnership's ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership's subsidiaries. These credit facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total debt, excluding net unamortized fair value adjustments, to Adjusted EBITDA was 2.5 to 1 at June 30, 2013, as calculated in accordance with the credit agreements.

In May 2012, West Texas Gulf Pipe Line Company (“West Texas Gulf”), one of the Partnership's consolidated joint ventures, entered into a $35 million revolving credit facility (the “$35 million Credit Facility”), which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate purposes including working capital and capital expenditures. The $35 million Credit Facility contains various covenants limiting West Texas Gulf's ability to grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets. The credit facility also limits West Texas Gulf, on a rolling four-quarter basis, to a minimum fixed charge coverage ratio of 1.00 to 1 as of the fiscal quarter ending June 30, 2013, as defined in the underlying credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.27 to 1 and 1.01 to 1, respectively, at June 30, 2013. Outstanding borrowings under this credit facility were $35 and $20 million at June 30, 2013 and December 31, 2012, respectively.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the six months ended June 30, 2013 was $318 million compared with net cash provided by operating activities of $282 million for the six months ended June 30, 2012. Net cash provided by operating activities in 2013 related primarily to net income of $288 million and non-cash charges for depreciation and amortization of $128 million, partially offset by an $86 million increase in working capital. Net cash provided by operating activities in 2012 related primarily to net income of $252 million and non-cash charges for depreciation and amortization of $50 million, partially offset by $14 million in spending for environmental liabilities which were subsequently recovered under the Partnership's insurance programs.

Net cash used in investing activities for the six months ended June 30, 2013 was $380 million compared with $123 million for the six months ended June 30, 2012. Net cash used in investing activities in 2013 consisted of expansion capital projects and maintenance capital on the Partnership's existing assets and the acquisition of the Marcus Hook Facility for $60 million from Sunoco. Net cash used in investing activities in 2012 consisted primarily of expansion capital projects and maintenance capital partially offset by $11 million of proceeds received for the sale of the Big Sandy terminal and pipeline assets.

Net cash provided by financing activities for the six months ended June 30, 2013 was $61 million compared with $162 million of cash used in financing activities for the six months ended June 30, 2012. Net cash provided by financing activities in 2013 resulted primarily from $691 million of net proceeds related to the January 2013 offering of the 2023 and 2043 Senior Notes. This source of cash was partially offset by a $359 million increase in advances to affiliates, which represents the Partnership's cash held by Sunoco, in accordance with the Partnership's participation in Sunoco's cash management program; $165 million in distributions paid to limited partners and the general partner; and $104 million of net repayments under the Partnership's credit facilities. Net cash used in financing activities in 2012 resulted from the $250 million repayment of the 7.25 percent Senior Notes in February 2012 and $112 million in distributions paid to limited partners and the general partner. The 2012 cash used in financing activities was partially offset by $111 million of net credit facility borrowings and a $97 million decrease in advances to affiliates.

Capital Requirements

Our operations are capital intensive, requiring significant investment to maintain, upgrade and enhance existing assets and to comply with environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

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

•	Major acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.

 The following table summarizes capital expenditures for the periods presented:

	Successor	Predecessor
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions)	(in millions)
Maintenance	$22	$18
Expansion	310	116
Major acquisitions	60	—
Total	$392	$134

Maintenance capital expenditures for both periods presented primarily included recurring expenditures such as pipeline integrity costs; pipeline relocations; repair and upgrade of field instrumentation, including measurement devices; repair and replacement of tank floors and roofs; upgrades of cathodic protection systems; crude trucks and related equipment; and the upgrade of pump stations. The Partnership continues to estimate its maintenance capital spending to be approximately $65 million in 2013.

Expansion capital expenditures for the six months ended June 30, 2013 were $310 million compared to $116 million for the six months ended June 30, 2012. Expansion capital in 2013 included projects to: invest in the Partnership's crude oil infrastructure by increasing its pipeline capabilities through previously announced organic expansion projects in West Texas; expand upon refined products acquisition and marketing services; upgrade the service capabilities at the Eagle Point and Nederland terminals; and invest in the previously announced Mariner and Allegheny Access projects. The Partnership expects total expansion capital of approximately $700 million in 2013, excluding major acquisitions. Expansion capital in 2012 included projects to: expand upon the Partnership's butane blending services; upgrade the service capacity at the Eagle Point terminal; invest in the Partnership's crude oil infrastructure by increasing its pipeline capabilities in West Texas and expanding the trucking fleet; increase service capabilities at the Nederland terminal; and convert certain refined products pipelines as part of the Mariner West project.

Major acquisitions for the six months ended June 30, 2013 included the Partnership's acquisition of the Marcus Hook Facility from Sunoco for $60 million. There were no major acquisitions during the six months ended June 30, 2012.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At June 30, 2013, we had $35 million of variable-rate borrowings under the revolving credit facilities. Outstanding borrowings bear interest cost of LIBOR plus an applicable margin. Our weighted average interest rate on our variable-rate borrowings was approximately 2.0 percent at June 30, 2013.

At June 30, 2013, we had $2.15 billion of fixed-rate borrowings associated with our outstanding senior notes, excluding $131 million of unamortized premiums. The estimated fair value of our senior notes was $2.21 billion at June 30, 2013.

Commodity Market Risk

We are exposed to volatility in crude oil and refined products commodity prices. To manage such exposures, inventory levels and expectations regarding future commodity prices are monitored when making decisions with respect to risk management and inventory carried. Our policy is to purchase only commodity products for which we have a market, and to structure our sales contracts so that price fluctuations for those products do not materially affect the margins we receive. We also seek to maintain a position that is substantially balanced within our various commodity purchase and sales activities. We may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances, as well as logistical issues associated with inclement weather conditions. When unscheduled physical inventory builds or draws do occur, they are monitored and managed to a balanced position over a reasonable period of time.

We do not use futures or other derivative instruments to speculate on crude oil or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At June 30, 2013, the fair market value of our open derivative positions was a net asset of $1 million on 2 million barrels of refined products. These derivative positions vary in length but do not extend beyond one year.

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

Words such as “may,” “anticipates,” “believes,” “expects,” “estimates,” “planned,” “scheduled” or similar phrases or expressions identify forward-looking statements. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil and refined petroleum products that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, refined petroleum products and natural gas liquids we buy and sell;

•	An increase in the competition encountered by our terminals, pipelines and crude oil and refined products acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations governing composition of the products that we transport, terminal and store;

•	Improvements in energy efficiency and technology resulting in reduced demand for refined petroleum products;

•	Our ability to manage growth and/or control costs;

•	The ability of Energy Transfer Partners, L.P. ("ETP") to successfully integrate our operations and employees, and realize anticipated synergies;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

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

•	Restrictive covenants in our credit agreements;

•	Changes in our or ETP's credit ratings, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and our ability to raise capital in a cost-effective way;

•	Performance of financial institutions impacting our liquidity, including those supporting our credit facilities;

•	The effectiveness of our risk management activities, including the use of derivative financial instruments to hedge commodity risks;

•	Changes in interest rates on our outstanding debt, which could increase the costs of borrowing; and

•
The costs and effects of legal and administrative claims and proceedings against us or any entity in which we have an ownership interest, and changes in the status of, or the initiation of new litigation, claims or proceedings, to which we, or any entity in which we have an ownership interest, are a party.

Item 4.	Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership's reports under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer of Sunoco Partners LLC (the Partnership's general partner), as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2013, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer, and its Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective.

No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

There are certain proceedings arising prior to the February 2002 initial public offering (“IPO”) pending against our Sunoco-affiliated predecessors and us (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify the Partnership for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco's share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be our responsibility. In addition, Sunoco is obligated to indemnify us under certain other agreements executed after the IPO.

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, cash flows or financial position at June 30, 2013.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA. of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1*:
Fourth Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC, dated July 11, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, file No. 1-31219, filed July 17, 2013)

12.1:	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1:	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350

32.2:	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350

101.1:
The following financial information from Sunoco Logistics Partners L.P.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements.

___________

* Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated by reference.

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
Date: August 8, 2013