Form 10-Q
period 2013-09-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2013-11-07
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 30, 2013, the number of the registrant’s Common Units outstanding were 103,809,638.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per unit amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revenues
Sales and other operating revenue:
Unaffiliated customers	$4,120	$3,066	$11,166	$9,460
Affiliates (Note 4)	408	141	1,185	461
Gain on divestment and related matters (Note 2)	—	—	—	11
Total Revenues	4,528	3,207	12,351	9,932
Costs and Expenses
Cost of products sold	4,287	2,958	11,534	9,214
Operating expenses	36	39	87	97
Selling, general and administrative expenses	33	30	100	86
Depreciation and amortization expense	68	26	196	76
Impairment charge and related matters (Notes 2 and 16)	—	—	—	(1)
Total Costs and Expenses	4,424	3,053	11,917	9,472
Operating Income	104	154	434	460
Interest cost and debt expense, net	(25)	(24)	(72)	(73)
Capitalized interest	3	4	14	8
Other income	7	11	16	18
Income Before Provision for Income Taxes	89	145	392	413
Provision for income taxes (Note 8)	(8)	(8)	(23)	(24)
Net Income	81	137	369	389
Less: Net income attributable to noncontrolling interests	(3)	(3)	(8)	(8)
Net Income Attributable to Sunoco Logistics Partners L.P.	78	134	361	381
Less: General Partner's interest	(31)	(21)	(88)	(55)
Limited Partners' interest(1)	$47	$113	$273	$326

Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$0.45	$1.09	$2.63	$3.15
Diluted	$0.45	$1.09	$2.62	$3.14

Weighted average Limited Partners' units outstanding (Note 5):
Basic	103.8	103.6	103.8	103.5
Diluted	104.3	103.9	104.3	103.9

Comprehensive Income	$81	$120	$369	$368
Less: Comprehensive income attributable to noncontrolling interests	(3)	(3)	(8)	(8)
Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$78	$117	$361	$360

(1) Includes interest in net income attributable to Class A units, which were converted to common units in July 2012.
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions)

	Successor
	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$2	$3
Advances to affiliated companies (Note 4)	182	56
Accounts receivable, affiliated companies (Note 4)	7	19
Accounts receivable, net	2,233	1,834
Inventories (Note 6)	568	478
Total Current Assets	2,992	2,390
Properties, plants and equipment	6,401	5,673
Less accumulated depreciation and amortization	(209)	(50)
Properties, plants and equipment, net	6,192	5,623
Investment in affiliates	121	118
Goodwill	1,346	1,368
Intangible assets, net	806	843
Other assets	41	19
Total Assets	$11,498	$10,361
Liabilities and Equity
Accounts payable	$2,374	$1,932
Accounts payable, affiliated companies (Note 4)	12	12
Accrued liabilities	84	127
Accrued taxes payable (Note 8)	73	60
Total Current Liabilities	2,543	2,131
Long-term debt (Note 9)	2,309	1,732
Other deferred credits and liabilities	75	60
Deferred income taxes (Note 8)	252	243
Commitments and contingent liabilities (Note 10)
Total Liabilities	5,179	4,166
Total Equity	6,319	6,195
Total Liabilities and Equity	$11,498	$10,361
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Successor	Predecessor
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash Flows from Operating Activities:
Net Income	$369	$389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	196	76
Impairment charge and related matters	—	(1)
Claim for recovery of environmental liability	—	(14)
Expected proceeds from insurance recovery	(3)	—
Amortization of bond premium	(17)	—
Restricted unit incentive plan expense	10	6
Deferred income tax expense	4	—
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	12	(1)
Accounts receivable, net	(388)	190
Inventories	(85)	(44)
Accounts payable and accrued liabilities	369	(174)
Accrued taxes payable	13	(6)
Other	(19)	(10)
Net cash provided by operating activities	461	411
Cash Flows from Investing Activities:
Capital expenditures	(605)	(235)
Acquisitions	(60)	—
Proceeds from divestments and related matters	—	11
Net cash used in investing activities	(665)	(224)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(256)	(178)
Distributions paid to noncontrolling interests	(7)	(5)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(1)	(5)
Repayments under credit facilities	(119)	(322)
Borrowings under credit facilities	15	501
Net proceeds from issuance of long-term debt	691	—
Repayments of senior notes	—	(250)
Changes in advances to affiliated companies	(126)	69
Contributions attributable to acquisition from affiliate	6	—
Net cash provided by (used in) financing activities	203	(190)
Net change in cash and cash equivalents	(1)	(3)
Cash and cash equivalents at beginning of period	3	5
Cash and cash equivalents at end of period	$2	$2
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Common	Class A
Predecessor
Balance at January 1, 2012	$1,039	$22	$34	$1	$98	$1,194
Net Income	324	2	55	—	8	389
Change in cash flow hedges	—	—	—	(21)	—	(21)
Total comprehensive income (loss)	324	2	55	(21)	8	368
Units issued under incentive plans	6	—	—	—	—	6
Distribution equivalent rights	(1)	—	—	—	—	(1)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(5)	—	—	—	—	(5)
Conversion of Class A Units to Common Units	24	(24)	—	—	—	—
Distributions	(133)	—	(45)	—	(5)	(183)
Balance at September 30, 2012	$1,254	$—	$44	$(20)	$101	$1,379

Successor
Balance at January 1, 2013	$5,175	$—	$897	$—	$123	$6,195
Net Income	273	—	88	—	8	369
Total comprehensive income	273	—	88	—	8	369
Units issued under incentive plans	10	—	—	—	—	10
Distribution equivalent rights	(2)	—	—	—	—	(2)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	(1)	—	—	—	—	(1)
Distributions	(178)	—	(78)	—	(7)	(263)
Contributions attributable to acquisition from affiliate	6	—	—	—	—	6
Increase attributable to acquisition from affiliate	4	—	—	—	—	4
Other	—	—	1	—	—	1
Balance at September 30, 2013	$5,287	$—	$908	$—	$124	$6,319
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Basis of Presentation

Sunoco Logistics Partners L.P. (the "Partnership") is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products and crude oil pipelines, terminalling and storage assets, and refined products and crude oil acquisition and marketing assets. The Partnership is principally engaged in these activities in more than 30 states located throughout the United States.

The condensed consolidated financial statements reflect the results of Sunoco Logistics Partners L.P. and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), and include the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. The Partnership holds a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley") and West Texas Gulf Pipe Line Company ("West Texas Gulf"), and as such, these joint ventures are reflected as consolidated subsidiaries of the Partnership. All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in equity and net income are shown separately in the condensed consolidated balance sheets and statements of comprehensive income. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2012 has been derived from the Partnership's audited financial statements for the year ended December 31, 2012. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and nine months ended September 30, 2013 are not necessarily indicative of results for the full year 2013.

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

On October 5, 2012, Sunoco, Inc. ("Sunoco") was acquired by ETP. Prior to this transaction, Sunoco (through its wholly-owned subsidiary Sunoco Partners LLC) served as the Partnership's general partner and owned a two percent general partner interest, all of the Partnership's incentive distribution rights and a 32.4 percent limited partner interest in the Partnership. In connection with the acquisition, Sunoco's general and limited partner interests in the Partnership were contributed to ETP, resulting in a change of control of the Partnership's general partner. As a result, the Partnership became a consolidated subsidiary of ETP and elected to apply "push-down" accounting, which required the Partnership's assets and liabilities to be adjusted to fair value on the closing date, October 5, 2012. The effective date of the acquisition for accounting and reporting purposes was deemed to be October 1, 2012. Due to the application of push-down accounting, the Partnership's condensed consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting during those periods. The periods prior to the acquisition date, October 5, 2012, are identified as "Predecessor" and the periods from October 5, 2012 forward are identified as "Successor." The Partnership performed an analysis and determined that the activity from October 1, 2012 through October 4, 2012 was not material in relation to the Partnership's financial position, results of operations or cash flows. Therefore, operating results between October 1, 2012 and October 4, 2012 were included within the "Successor" period in the Partnership's 2012 consolidated financial statements.

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

Successor
(in millions)
Fair value of Limited Partners' interests	$5,118
Fair value of General Partner's interest	893
Fair value of Noncontrolling interests	123
$6,134
The Partnership then determined the estimated fair value of its assets and liabilities. The fair values of the Partnership's current assets and current liabilities (with the exception of inventory) were assumed to approximate their carrying values. The estimated fair values of the Partnership's long-lived tangible assets and inventory were determined utilizing observable market inputs where available or estimated replacement cost adjusted for a usage or obsolescence factor. The Partnership's identifiable intangible assets consist of customer relationships and technology patents, the fair value of which were estimated by applying a discounted cash flow approach, which was adjusted for customer attrition assumptions and projected market conditions. The estimated fair values of the Partnership's long-term liabilities were determined utilizing observable market inputs where available or estimated based on their current carrying values. The Partnership recorded goodwill as the excess of the estimated enterprise value over the sum of the fair values allocated to the Partnership's assets and liabilities. The following table summarizes the allocation of the fair value of partners' capital balances to the assets and liabilities of the Partnership as of the acquisition date. Based on management's review of the valuation, certain amounts included in the purchase price allocation have been adjusted as of September 30, 2013 from those amounts reflected in the preliminary purchase price allocation as of October 5, 2012. The adjustments made in 2013 are not material to the original valuation recorded in the fourth quarter of 2012. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Partnership continues to finalize the fair value estimates.

Successor
(in millions)
Current assets	$2,449
Properties, plants and equipment	5,555
Investment in affiliates	119
Goodwill (1)	1,346
Intangible assets	855
Other assets	25
Current liabilities	(2,132)
Long-term debt	(1,778)
Other deferred credits and liabilities	(61)
Deferred income taxes	(244)
$6,134

(1)	Includes $200, $545 and $601 million allocated to the Crude Oil Pipelines, Crude Oil Acquisition and Marketing and Terminal Facilities segments, respectively.

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

3. Acquisitions

In the second quarter 2013, the Partnership acquired Sunoco's Marcus Hook facility and related assets (the "Marcus Hook Facility") for $60 million in cash including certain acquisition costs. The acquisition included terminalling and storage assets located in Pennsylvania and Delaware and commercial agreements, including a reimbursement agreement under which Sunoco will reimburse the Partnership $40 million for certain operating expenses of the Marcus Hook Facility through March 31, 2017. The reimbursement proceeds will be reflected as contributions to equity. The Partnership will be indemnified against environmental liabilities resulting from events which occurred at the Marcus Hook Facility prior to the closing of the transaction. Since the transaction was with a related party, the assets acquired and liabilities assumed were recorded by the Partnership at Sunoco's net carrying value plus acquisition costs. The net assets acquired are included within the Terminal Facilities segment.

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

Advances to/from Affiliate

The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco's centralized cash management program. Under this program, all of the Partnership's cash receipts and cash disbursements are processed, together with those of Sunoco and its subsidiaries, through Sunoco's cash accounts with a corresponding credit or charge to an affiliated account. The affiliated balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate of the Partnership's third-party money market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate provided in the Operating Partnership's $350 million Credit Facility (Note 9).

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

Capital Contributions

During the nine months ended September 30, 2013, the Partnership issued less than 0.1 million limited partnership units to participants in the Sunoco Partners LLC Long-Term Incentive Plan ("LTIP") upon completion of award vesting requirements, compared to 0.3 million limited partnership units issued during the nine months ended September 30, 2012. As a result of these issuances of limited partnership units, the general partner contributed less than $1 million in each period to maintain its two percent general partner interest. The Partnership recorded these amounts as capital contributions to Equity within its condensed consolidated balance sheets.

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

5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit

The general partner's interest in net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to partners") consists of its two percent general partner interest and "incentive distributions," which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.1667 per common unit (Note 12). The general partner was allocated net income attributable to partners of $31 and $21 million (representing 40 and 16 percent of total net income attributable to partners) for the three months ended September 30, 2013 and 2012, respectively, and $88 and $55 million (representing 24 and 14 percent of total net income attributable to partners) for the nine months ended September 30, 2013 and 2012, respectively. Diluted net income attributable to partners per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to partners by the sum of the weighted average number of common and Class A units outstanding, prior to conversion to common units, and the dilutive effect of unvested incentive unit awards (Note 13).

The following table reconciles the weighted average number of common and Class A units used to compute basic net income attributable to limited partners per unit to those used to compute diluted net income attributable to limited partners per unit for the three and nine months ended September 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions)	(in millions)	(in millions)	(in millions)
Weighted average number of units outstanding, basic	103.8	103.6	103.8	103.5
Add effect of dilutive incentive awards	0.5	0.3	0.5	0.4
Weighted average number of units, diluted	104.3	103.9	104.3	103.9

6. Inventories

The components of inventories are as follows:

	Successor
	September 30, 2013	December 31, 2012
	(in millions)
Crude oil	$464	$418
Refined products	90	48
Refined products additives	2	3
Materials, supplies and other	12	9
	$568	$478
The increase in crude oil inventory at September 30, 2013 was attributable to increased operating activities.
7. Intangible Assets
The components of intangible assets are as follows:

		Successor
	Weighted Average Amortization Period	September 30, 2013	December 31, 2012
	(in years)	(in millions)
Gross
Customer relationships	18	$808	$808
Technology	10	47	47
Total gross		855	855
Accumulated amortization
Customer relationships		(44)	(11)
Technology		(5)	(1)
Total accumulated amortization		(49)	(12)
Total Net		$806	$843

Amortization expense was $12 and $7 million for the three months ended September 30, 2013 and 2012, respectively, and $37 and $20 million for the nine months ended September 30, 2013 and 2012, respectively. The Partnership forecasts $49 million of annual amortization expense for each year through the year 2017 for these intangible assets.

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

9. Debt

The components of the Partnership's debt balances are as follows:

	Successor
	September 30, 2013	December 31, 2012
	(in millions)
Credit Facilities
$350 million Credit Facility, due August 2016	$—	$93
$200 million Credit Facility, due August 2014	—	26
$35 million Credit Facility, due April 2015 (1)	35	20
Senior Notes
Senior Notes - 8.75%, due February 2014 (2)	175	175
Senior Notes - 6.125%, due May 2016	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	—
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	—
Unamortized fair value adjustments	126	143
Total debt	2,311	1,732
Less:
Unamortized bond discount	(2)	—
Long-term debt	$2,309	$1,732

(1) The $35 million Credit Facility is held by West Texas Gulf.
(2) The 8.75 percent Senior Notes due February 2014 have been classified as long-term debt as the Partnership has the ability and intent to refinance such notes on a long-term basis under its existing credit facilities.

Credit Facilities

The Operating Partnership maintains two credit facilities totaling $550 million to fund the Partnership's working capital requirements, finance acquisitions and capital projects and for general partnership purposes. The credit facilities consist of a $350 million unsecured credit facility which expires in August 2016 (the "$350 million Credit Facility") and a $200 million unsecured credit facility which expires in August 2014 (the "$200 million Credit Facility"). Outstanding borrowings under these credit facilities of $119 million at December 31, 2012 were repaid during the first quarter of 2013.

The $350 and $200 million Credit Facilities contain various covenants limiting the Partnership's ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership's subsidiaries. These credit facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 2.5 to 1 at September 30, 2013, as calculated in accordance with the credit agreements.

In May 2012, West Texas Gulf entered into a $35 million revolving credit facility (the "$35 million Credit Facility") which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate purposes including working capital and capital expenditures. The $35 million Credit Facility contains various covenants limiting West Texas Gulf's ability to grant certain liens; make certain loans, acquisitions and investments; make any material changes to the nature of its business; or enter into a merger or sale of assets. The credit facility also limits West Texas Gulf, on a rolling four-quarter basis, to a minimum fixed charge coverage ratio of 1.00 to 1 as of the fiscal quarter ending September 30, 2013, as defined in the underlying credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. At September 30, 2013, West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.19 to 1 and 0.94 to 1, respectively. Outstanding borrowings under this credit facility were $35 and $20 million at September 30, 2013 and December 31, 2012, respectively.

Senior Notes

The Operating Partnership had $250 million of 7.25 percent Senior Notes which matured and were repaid in February 2012.

In January 2013, the Operating Partnership issued $350 million of 3.45 percent Senior Notes and $350 million of 4.95 percent Senior Notes (the "2023 and 2043 Senior Notes"), due January 2023 and January 2043, respectively. The terms and conditions of the 2023 and 2043 Senior Notes are comparable to those of the Operating Partnership's other outstanding senior notes. The net proceeds of $691 million from the 2023 and 2043 Senior Notes were used to repay outstanding borrowings under the $350 and $200 million credit facilities and for general partnership purposes.

10. Commitments and Contingent Liabilities

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At September 30, 2013 and December 31, 2012, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $3 million. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since unasserted claims are not considered probable of settlement or reasonably estimable, nor have any expected recoveries from insurance been recognized in earnings. Charges against income for environmental remediation totaled $1 million for the three months ended September 30, 2013 and 2012, respectively, and $7 and $6 million for the nine months ended September 30, 2013 and 2012, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at September 30, 2013.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At September 30, 2013, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $4 million.

Sunoco has indemnified the Partnership for 30 years for environmental and toxic tort liabilities related to the assets contributed to the Partnership arising from the operation of such assets prior to the closing of the February 2002 initial public offering ("IPO"). Sunoco is required to indemnify the Partnership for 100 percent of all losses asserted within the first 21 years after the closing of the IPO. Sunoco's share of the liability for claims asserted thereafter will decrease by 10 percent per year. For example, for a claim asserted during the twenty-third year after closing of the IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco for events and conditions associated with the operation of the Partnership's assets occurring on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent that Sunoco is not required to indemnify the Partnership.

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the results of operations, financial position or cash flows of the Partnership at September 30, 2013. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's results of operations, financial position or cash flows at September 30, 2013.

11. Equity

The changes in the number of units outstanding from January 1, 2012 through September 30, 2013 are as follows:

	Common Units	Class A Units	Total Units
	(in millions)
Predecessor
Balance at January 1, 2012	99.4	3.9	103.3
Units issued under incentive plans	0.3	—	0.3
Conversion of Class A Units	3.9	(3.9)	—
Balance at October 4, 2012	103.6	—	103.6

Successor
Balance at October 5, 2012	103.6	—	103.6
Units issued under incentive plans	0.2	—	0.2
Balance at December 31, 2012	103.8	—	103.8
Units issued under incentive plans	—	—	—
Balance at September 30, 2013	103.8	—	103.8
The Partnership's 3.9 million Class A deferred distribution units converted to common units in July 2012. The Class A units were issued to Sunoco in connection with the acquisition of the Eagle Point tank farm and related assets in July 2011. Prior to their conversion, the Class A units participated in the allocation of net income on a pro-rata basis with the common units.

12. Cash Distributions

The distributions paid by the Partnership for the periods presented were as follows:

Date Cash Distribution Paid	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
Successor
August 14, 2013	$0.6000	$62	$29
May 15, 2013	$0.5725	$59	$26
February 14, 2013	$0.5450	$57	$23
November 14, 2012	$0.5175	$54	$20

Predecessor
August 14, 2012	$0.4700	$49	$17
May 15, 2012	$0.4275	$43	$14
February 14, 2012	$0.4200	$41	$14

On October 22, 2013, Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., announced a cash distribution of $0.63 per common unit ($2.52 annualized), representing the distribution for the third quarter 2013. The $97 million distribution, including $32 million to the general partner for its two percent interest and incentive distribution rights, will be paid on November 14, 2013 to unitholders of record on November 8, 2013.

13. Management Incentive Plan

Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC LTIP for directors, officers and employees of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner's board of directors with respect to employee awards, and by the general partner's board of directors with respect to awards granted to the independent members. The LTIP currently permits the grant of restricted units and unit options covering an additional 0.6 million common units. Restricted unit awards may also include tandem distribution equivalent rights ("DERs") at the discretion of the Compensation Committee.

During the nine months ended September 30, 2013, the Partnership issued less than 0.1 million common units under the LTIP, compared to 0.3 million common units during the nine months ended September 30, 2012. The Partnership recognized share-based compensation expense of $10 and $6 million for the nine months ended September 30, 2013 and 2012, respectively. Each of the outstanding restricted unit grants have tandem DERs which are recognized as a reduction to equity when earned.

14. Derivatives and Risk Management

The Partnership is exposed to various risks, including volatility in crude oil and refined product prices, counterparty credit risk and interest rate risk. In order to manage such exposure, the Partnership's policy is to (i) only purchase crude oil and refined products for which sales contracts have been executed or for which ready markets exist, (ii) structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Although the Partnership seeks to maintain a balanced inventory position within its commodity inventories, net unbalances may occur for short periods of time due to production, transportation and delivery variances. When temporary physical inventory builds or draws do occur, the Partnership continuously manages the variances to a balanced position over a period of time. Pursuant to the Partnership's approved risk management policy, derivative contracts may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions.

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

The Partnership had open derivative positions on approximately 5.5 and 1.5 million barrels of refined products at September 30, 2013 and December 31, 2012, respectively. The derivatives outstanding as of September 30, 2013 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). At September 30, 2013, the Partnership's gross derivative asset and liability balances were $14 and $5 million, respectively, compared to $4 and $7 million, respectively, at December 31, 2012.

Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.
The Partnership's derivative positions are comprised primarily of commodity contracts. The following tables set forth the impact of derivatives on the Partnership's financial performance for the three and nine months ended September 30, 2013 and 2012:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Gains (Losses) Recognized in Earnings	Location of Gains (Losses) Recognized in Earnings
	(in millions)
Successor
Three Months Ended September 30, 2013
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$—	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold
	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts		$1	Sales and other operating revenue
Commodity contracts		4	Cost of products sold
		$5

Predecessor
Three Months Ended September 30, 2012
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(17)	$—	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold
	$(17)	$—
Derivatives not designated as hedging instruments:
Commodity contracts		$(10)	Sales and other operating revenue
Commodity contracts		3	Cost of products sold
		$(7)

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Gains (Losses) Recognized in Earnings	Location of Gains (Losses) Recognized in Earnings
	(in millions)
Successor
Nine Months Ended September 30, 2013
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$(1)	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold
	$—	$(1)
Derivatives not designated as hedging instruments:
Commodity contracts		$2	Sales and other operating revenue
Commodity contracts		—	Cost of products sold
		$2

Predecessor
Nine Months Ended September 30, 2012
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(21)	$(3)	Sales and other operating revenue
Commodity contracts	—	1	Cost of products sold
	$(21)	$(2)
Derivatives not designated as hedging instruments:
Commodity contracts		$(7)	Sales and other operating revenue
Commodity contracts		(4)	Cost of products sold
		$(11)

Credit Risk Management

The Partnership maintains credit policies with regard to its counterparties that management believes minimize the overall credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. The credit positions of the Partnership's customers are analyzed prior to the extension of credit and periodically after credit has been extended. At September 30, 2013 and December 31, 2012, the Partnership did not hold any over-the-counter derivatives.

Interest Rate Risk Management

The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At September 30, 2013, the Partnership had $35 million of consolidated variable-rate borrowings under its revolving credit facilities.

15. Fair Value Measurements

The Partnership applies fair value accounting for all financial assets and liabilities that are required to be measured at fair value under current accounting rules. The assets and liabilities that are measured at fair value on a recurring basis are comprised primarily of derivatives.

The Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by the Financial Accounting Standards Board. The Partnership generally applies a "market approach" to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

The estimated fair value of the Partnership's financial instruments has been determined based on the assessment of available market information and appropriate valuation methodologies. The Partnership's current assets and current liabilities (other than derivatives and inventories) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair values of the Partnership's senior notes are determined using observable market prices, as these notes are actively traded. The estimated aggregate fair value of the senior notes at September 30, 2013 was $2.18 billion, compared to the carrying amount of $2.28 billion. The estimated aggregate fair value of the senior notes at December 31, 2012 was $1.64 billion, compared to the carrying amount of $1.59 billion.

16. Business Segment Information

The following tables summarize condensed statement of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to Sunoco Logistics Partners L.P. for the three and nine months ended September 30, 2013 and 2012, respectively:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions)	(in millions)	(in millions)	(in millions)
Sales and other operating revenue(1)
Crude Oil Pipelines	$139	$108	$356	$288
Crude Oil Acquisition and Marketing	4,244	3,010	11,550	9,258
Terminal Facilities	177	101	536	406
Refined Products Pipelines	34	33	96	96
Intersegment eliminations	(66)	(45)	(187)	(127)
Total sales and other operating revenue	$4,528	$3,207	$12,351	$9,921

Depreciation and amortization
Crude Oil Pipelines	$23	$6	$67	$19
Crude Oil Acquisition and Marketing	12	6	36	16
Terminal Facilities	27	10	75	28
Refined Products Pipelines	6	4	18	13
Total depreciation and amortization	$68	$26	$196	$76

Impairment charge and related matters(2)(3)
Crude Oil Acquisition and Marketing	$—	$—	$—	$8
Terminal Facilities	—	—	—	(10)
Refined Products Pipelines	—	—	—	1
Total impairment charge and related matters	$—	$—	$—	$(1)

Adjusted EBITDA
Crude Oil Pipelines	$98	$73	$247	$203
Crude Oil Acquisition and Marketing	18	54	200	158
Terminal Facilities	47	52	171	173
Refined Products Pipelines	18	25	43	57
Total Adjusted EBITDA	181	204	661	591
Interest expense, net	(22)	(20)	(58)	(65)
Depreciation and amortization expense	(68)	(26)	(196)	(76)
Impairment charge	—	—	—	(9)
Provision for income taxes	(8)	(8)	(23)	(24)
Non-cash compensation expense	(4)	(1)	(10)	(6)
Unrealized gains (losses) on commodity risk management activities	8	(3)	12	(6)
Amortization of excess joint-venture investment	—	—	(1)	—
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(6)	(9)	(16)	(16)
Net Income	81	137	369	389
Less: Net Income attributable to noncontrolling interests	(3)	(3)	(8)	(8)
Net Income Attributable to Sunoco Logistics Partners L.P.	$78	$134	$361	$381

(1) Sales and other operating revenue includes the following amounts from ETP and its affiliates (including Sunoco) for the three and nine months ended September 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions)	(in millions)	(in millions)	(in millions)
Crude Oil Pipelines	$—	$—	$—	$—
Crude Oil Acquisition and Marketing	367	101	1,048	307
Terminal Facilities	32	28	111	118
Refined Products Pipelines	9	12	26	36
Total sales and other operating revenue from affiliates	$408	$141	$1,185	$461

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

The following table summarizes the identifiable assets for each segment as of September 30, 2013 and December 31, 2012:

	Successor
	September 30, 2013	December 31, 2012
	(in millions)
Crude Oil Pipelines	$3,288	$3,197
Crude Oil Acquisition and Marketing	3,885	3,495
Terminal Facilities	2,620	2,402
Refined Products Pipelines	1,461	1,168
Corporate and other(1)	244	99
Total identifiable assets	$11,498	$10,361

(1) Corporate and other assets consist of cash and cash equivalents, advances to affiliates, properties, plants and equipment and other assets.

17. Supplemental Condensed Consolidating Financial Information

The Partnership serves as guarantor of the Senior Notes. These guarantees are full and unconditional. For purposes of the following footnote, Sunoco Logistics Partners L.P. is referred to as "Parent Guarantor" and Sunoco Logistics Partners Operations L.P. is referred to as "Subsidiary Issuer." All other consolidated subsidiaries of the Partnership are collectively referred to as "Non-Guarantor Subsidiaries."

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

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2013 (Successor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$4,120	$—	$4,120
Affiliates	—	—	408	—	408
Total Revenues	—	—	4,528	—	4,528
Costs and Expenses
Cost of products sold	—	—	4,287	—	4,287
Operating expenses	—	—	36	—	36
Selling, general and administrative expenses	—	—	33	—	33
Depreciation and amortization expense	—	—	68	—	68
Total Costs and Expenses	—	—	4,424	—	4,424
Operating Income	—	—	104	—	104
Interest cost and debt expense, net	—	(23)	(2)	—	(25)
Capitalized interest	—	3	—	—	3
Other income	—	—	7	—	7
Equity in earnings of subsidiaries	78	98	—	(176)	—
Income (Loss) Before Provision for Income Taxes	78	78	109	(176)	89
Provision for income taxes	—	—	(8)	—	(8)
Net Income (Loss)	78	78	101	(176)	81
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$78	$78	$98	$(176)	$78

Comprehensive Income (Loss)	$78	$78	$101	$(176)	$81
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$78	$78	$98	$(176)	$78

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2012 (Predecessor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$3,066	$—	$3,066
Affiliates	—	—	141	—	141
Total Revenues	—	—	3,207	—	3,207
Costs and Expenses
Cost of products sold	—	—	2,958	—	2,958
Operating expenses	—	—	39	—	39
Selling, general and administrative expenses	—	—	30	—	30
Depreciation and amortization expense	—	—	26	—	26
Total Costs and Expenses	—	—	3,053	—	3,053
Operating Income	—	—	154	—	154
Interest cost and debt expense, net	—	(23)	(1)	—	(24)
Capitalized interest	—	4	—	—	4
Other income	—	—	11	—	11
Equity in earnings of subsidiaries	134	153	—	(287)	—
Income (Loss) Before Provision for Income Taxes	134	134	164	(287)	145
Provision for income taxes	—	—	(8)	—	(8)
Net Income (Loss)	134	134	156	(287)	137
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$134	$134	$153	$(287)	$134

Comprehensive Income (Loss)	$134	$134	$139	$(287)	$120
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$134	$134	$136	$(287)	$117

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2013 (Successor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$11,166	$—	$11,166
Affiliates	—	—	1,185	—	1,185
Total Revenues	—	—	12,351	—	12,351
Costs and Expenses
Cost of products sold	—	—	11,534	—	11,534
Operating expenses	—	—	87	—	87
Selling, general and administrative expenses	—	—	100	—	100
Depreciation and amortization expense	—	—	196	—	196
Total Costs and Expenses	—	—	11,917	—	11,917
Operating Income	—	—	434	—	434
Interest cost and debt expense, net	—	(68)	(4)	—	(72)
Capitalized interest	—	14	—	—	14
Other income	—	—	16	—	16
Equity in earnings of subsidiaries	361	415	—	(776)	—
Income (Loss) Before Provision for Income Taxes	361	361	446	(776)	392
Provision for income taxes	—	—	(23)	—	(23)
Net Income (Loss)	361	361	423	(776)	369
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$361	$361	$415	$(776)	$361

Comprehensive Income (Loss)	$361	$361	$423	$(776)	$369
Less: Comprehensive income attributable to noncontrolling interests	—	—	(8)	—	(8)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$361	$361	$415	$(776)	$361

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2012 (Predecessor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$9,460	$—	$9,460
Affiliates	—	—	461	—	461
Gain on divestment and related matters	—	—	11	—	11
Total Revenues	—	—	9,932	—	9,932
Costs and Expenses
Cost of products sold	—	—	9,214	—	9,214
Operating expenses	—	—	97	—	97
Selling, general and administrative expenses	—	—	86	—	86
Depreciation and amortization expense	—	—	76	—	76
Impairment charge and related matters	—	—	(1)	—	(1)
Total Costs and Expenses	—	—	9,472	—	9,472
Operating Income	—	—	460	—	460
Interest cost and debt expense, net	—	(70)	(3)	—	(73)
Capitalized interest	—	8	—	—	8
Other income	—	—	18	—	18
Equity in earnings of subsidiaries	381	443	—	(824)	—
Income (Loss) Before Provision for Income Taxes	381	381	475	(824)	413
Provision for income taxes	—	—	(24)	—	(24)
Net Income (Loss)	381	381	451	(824)	389
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$381	$381	$443	$(824)	$381

Comprehensive Income (Loss)	$381	$381	$430	$(824)	$368
Less: Comprehensive income attributable to noncontrolling interests	—	—	(8)	—	(8)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$381	$381	$422	$(824)	$360

Condensed Consolidating Balance Sheet
September 30, 2013 (Successor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$2	$—	$—	$2
Advances to (from) affiliated companies	109	79	(6)	—	182
Accounts receivable, affiliated companies	—	—	7	—	7
Accounts receivable, net	—	—	2,233	—	2,233
Inventories	—	—	568	—	568
Total Current Assets	109	81	2,802	—	2,992
Properties, plants and equipment, net	—	—	6,192	—	6,192
Investment in affiliates	6,087	8,293	121	(14,380)	121
Goodwill	—	—	1,346	—	1,346
Intangible assets, net	—	—	806	—	806
Other assets	—	7	34	—	41
Total Assets	$6,196	$8,381	$11,301	$(14,380)	$11,498
Liabilities and Equity
Accounts payable	$—	$—	$2,374	$—	$2,374
Accounts payable, affiliated companies	—	—	12	—	12
Accrued liabilities	1	20	63	—	84
Accrued taxes payable	—	—	73	—	73
Total Current Liabilities	1	20	2,522	—	2,543
Long-term debt	—	2,274	35	—	2,309
Other deferred credits and liabilities	—	—	75	—	75
Deferred income taxes	—	—	252	—	252
Total Liabilities	1	2,294	2,884	—	5,179
Total Equity	6,195	6,087	8,417	(14,380)	6,319
Total Liabilities and Equity	$6,196	$8,381	$11,301	$(14,380)	$11,498

Condensed Consolidating Balance Sheet
December 31, 2012 (Successor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$2	$1	$—	$3
Advances to (from) affiliated companies	25	48	(17)	—	56
Accounts receivable, affiliated companies	—	—	19	—	19
Accounts receivable, net	—	—	1,834	—	1,834
Inventories	—	—	478	—	478
Total Current Assets	25	50	2,315	—	2,390
Properties, plants and equipment, net	—	—	5,623	—	5,623
Investment in affiliates	6,048	7,714	118	(13,762)	118
Goodwill	—	—	1,368	—	1,368
Intangible assets, net	—	—	843	—	843
Other assets	—	—	19	—	19
Total Assets	$6,073	$7,764	$10,286	$(13,762)	$10,361
Liabilities and Equity
Accounts payable	$—	$—	$1,932	$—	$1,932
Accounts payable, affiliated companies	—	—	12	—	12
Accrued liabilities	1	30	96	—	127
Accrued taxes payable	—	—	60	—	60
Total Current Liabilities	1	30	2,100	—	2,131
Long-term debt	—	1,686	46	—	1,732
Other deferred credits and liabilities	—	—	60	—	60
Deferred income taxes	—	—	243	—	243
Total Liabilities	1	1,716	2,449	—	4,166
Total Equity	6,072	6,048	7,837	(13,762)	6,195
Total Liabilities and Equity	$6,073	$7,764	$10,286	$(13,762)	$10,361

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013 (Successor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$361	$328	$548	$(776)	$461
Cash Flows from Investing Activities:
Capital expenditures	—	—	(605)	—	(605)
Acquisitions	—	—	(60)	—	(60)
Intercompany	(14)	(869)	107	776	—
Net cash provided by (used in) investing activities	(14)	(869)	(558)	776	(665)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(256)	—	—	—	(256)
Distributions paid to noncontrolling interests	(7)	—	—	—	(7)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(1)	—	(1)
Repayments under credit facilities	—	(119)	—	—	(119)
Borrowings under credit facilities	—	—	15	—	15
Net proceeds from issuance of long-term debt	—	691	—	—	691
Changes in advances to affiliated companies	(84)	(31)	(11)	—	(126)
Contributions attributable to acquisition from affiliate	—	—	6	—	6
Net cash provided by (used in) financing activities	(347)	541	9	—	203
Net change in cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	2	1	—	3
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012 (Predecessor)
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$381	$359	$495	$(824)	$411
Cash Flows from Investing Activities:
Capital expenditures	—	—	(235)	—	(235)
Proceeds from divestments and related matters	—	—	11	—	11
Intercompany	(290)	(279)	(255)	824	—
Net cash provided by (used in) investing activities	(290)	(279)	(479)	824	(224)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(178)	—	—	—	(178)
Distributions paid to noncontrolling interests	(5)	—	—	—	(5)
Payments of statutory withholding on net issuance of limited partner units under restricted unit incentive plan	—	—	(5)	—	(5)
Repayments under credit facilities	—	(322)	—	—	(322)
Borrowings under credit facilities	—	418	83	—	501
Repayments of senior notes	—	(250)	—	—	(250)
Changes in advances to affiliated companies	92	74	(97)	—	69
Net cash provided by (used in) financing activities	(91)	(80)	(19)	—	(190)
Net change in cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	2	3	—	5
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table presents our consolidated operating results for the three and nine months ended September 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions)	(in millions)	(in millions)	(in millions)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$4,120	$3,066	$11,166	$9,460
Affiliates	408	141	1,185	461
Gain on divestment and related matters	—	—	—	11
Total Revenues	4,528	3,207	12,351	9,932
Costs and Expenses
Cost of products sold	4,287	2,958	11,534	9,214
Operating expenses	36	39	87	97
Selling, general and administrative expenses	33	30	100	86
Depreciation and amortization expense	68	26	196	76
Impairment charge and related matters	—	—	—	(1)
Total Costs and Expenses	4,424	3,053	11,917	9,472
Operating Income	104	154	434	460
Interest cost and debt expense, net	(25)	(24)	(72)	(73)
Capitalized interest	3	4	14	8
Other income	7	11	16	18
Income Before Provision for Income Taxes	89	145	392	413
Provision for income taxes	(8)	(8)	(23)	(24)
Net Income	81	137	369	389
Less: Net income attributable to noncontrolling interests	(3)	(3)	(8)	(8)
Net Income Attributable to Sunoco Logistics Partners L.P.	$78	$134	$361	$381
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$0.45	$1.09	$2.63	$3.15
Diluted	$0.45	$1.09	$2.62	$3.14

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with United States generally accepted accounting principles ("GAAP"), management uses additional measures that are known as "non-GAAP financial measures" in its evaluation of past performance and prospects for the future. The primary measures used by management are earnings before interest, taxes, depreciation and amortization expenses and other non-cash items ("Adjusted EBITDA") and Distributable cash flow. Adjusted EBITDA and Distributable cash flow do not represent and should not be considered alternatives to net income or cash flows from operating activities as determined under GAAP and may not be comparable to other similarly titled measures of other businesses.

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

During the fourth quarter of 2012, Sunoco Logistics Partners L.P. (the "Partnership") changed its definition of Adjusted EBITDA and Distributable cash flow, and changed its measure of segment profit from operating income to the revised presentation of Adjusted EBITDA. These changes were made to conform to the presentation utilized by Energy Transfer Partners, L.P. ("ETP"), the majority owner of the Partnership's general partner. These changes did not impact the Partnership's net income or reportable segments. Prior period amounts have been recast to conform to current presentation.

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

The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and Distributable cash flow.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions)	(in millions)	(in millions)	(in millions)
Net Income	$81	$137	$369	$389
Interest expense, net	22	20	58	65
Depreciation and amortization expense	68	26	196	76
Impairment charge	—	—	—	9
Provision for income taxes	8	8	23	24
Non-cash compensation expense	4	1	10	6
Unrealized (gains) losses on commodity risk management activities	(8)	3	(12)	6
Amortization of excess joint-venture investment	—	—	1	—
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	6	9	16	16
Adjusted EBITDA	181	204	661	591
Interest expense, net	(22)	(20)	(58)	(65)
Provision for income taxes	(8)	(8)	(23)	(24)
Amortization of fair value adjustments on long-term debt	(5)	—	(17)	—
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(10)	(16)	(21)	(25)
Maintenance capital expenditures	(15)	(11)	(37)	(29)
Distributable cash flow attributable to noncontrolling interests	(3)	(3)	(11)	(9)
Contributions attributable to acquisition from affiliate	3	—	6	—
Distributable Cash Flow	$121	$146	$500	$439

Analysis of Consolidated Operating Results

Net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to partners") was $78 and $134 million for the three months ended September 30, 2013 and 2012, respectively. The decrease was primarily attributable to decreased operating performance from the Crude Oil Acquisition and Marketing, Refined Products Pipelines and Terminal Facilities segments, higher depreciation and amortization expense attributable to the Partnership's assets being adjusted to fair value in connection with the acquisition of the Partnership's general partner by ETP and higher selling, general and administrative expenses. These factors were partially offset by improved operating performance from the Crude Oil Pipelines segment. Additional interest expense related to the $700 million Senior Notes offering in January 2013 was largely offset by non-cash amortization related to fair value adjustments on the Partnership's long-term debt.

Net income attributable to partners was $361 and $381 million for the nine months ended September 30, 2013 and 2012, respectively. Results for 2012 included $25 million of non-recurring gains recognized in connection with the sale of the Big Sandy terminal and pipeline assets, the reversal of regulatory obligations that were recorded in 2011 and an asset sale by one of the Partnership's joint-venture interests. Excluding these items, net income attributable to partners increased $5 million compared to the prior year period. Improved operating performance from the Crude Oil Pipelines and Crude Oil Acquisition and Marketing segments was largely offset by higher depreciation and amortization expense attributable to the acquisition of the Partnership's general partner by ETP, higher selling, general and administrative expenses and decreased operating performance from the Refined Products Pipelines segment. The decrease in net interest expense was primarily related to increased capitalized interest associated with the Partnership's expansion capital program. Additional interest expense related to the $700 million Senior Notes offering in January 2013 was largely offset by non-cash amortization related to fair value adjustments on the Partnership's long-term debt.

Analysis of Operating Segments

We manage our operations through four operating segments: Crude Oil Pipelines, Crude Oil Acquisition and Marketing, Terminal Facilities and Refined Products Pipelines.

Crude Oil Pipelines

Our Crude Oil Pipelines segment consists of crude oil trunk and gathering pipelines in the southwest and midwest United States. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our transportation services to deliver crude oil and other feedstocks to refineries within those regions. Rates for shipments on these pipelines are regulated by the Federal Energy Regulatory Commission ("FERC"), Oklahoma Corporation Commission ("OCC") and the Railroad Commission of Texas ("Texas R.R.C.").

The following table presents the operating results and key operating measures for our Crude Oil Pipelines segment for the three and nine months ended September 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$86	$72	$210	$187
Intersegment revenue	53	36	146	101
Total sales and other operating revenue	$139	$108	$356	$288
Depreciation and amortization expense	$23	$6	$67	$19
Adjusted EBITDA	$98	$73	$247	$203
Pipeline throughput (thousands of barrels per day ("bpd"))	1,976	1,601	1,817	1,546
Pipeline revenue per barrel (cents)	76.3	73.6	71.7	68.0

Adjusted EBITDA for the Crude Oil Pipelines segment increased $25 million to $98 million for the three months ended September 30, 2013, as compared to $73 million for the three months ended September 30, 2012. The increase in Adjusted

EBITDA was due primarily to higher throughput volumes ($25 million) largely attributable to expansion projects which began operating during the second quarter of 2013, strong demand for West Texas crude oil and higher pipeline tariffs ($5 million). These improvements were partially offset by higher operating expenses ($7 million) which included lower pipeline operating gains, increased utility expenses associated with higher throughput volumes and higher maintenance costs.

Adjusted EBITDA for the Crude Oil Pipelines segment increased $44 million to $247 million for the nine months ended September 30, 2013, as compared to $203 million for the nine months ended September 30, 2012. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($49 million) largely attributable to the expansion projects noted above and higher pipeline tariffs ($19 million). These improvements were partially offset by higher operating expenses ($24 million) driven primarily by lower pipeline operating gains, increased environmental remediation expenses, higher utility costs associated with higher throughput volumes and increased maintenance costs.

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

The following table presents the operating results and key operating measures for our Crude Oil Acquisition and Marketing segment for the three and nine months ended September 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$3,877	$2,909	$10,502	$8,951
Affiliates	367	101	1,048	307
Total sales and other operating revenue	$4,244	$3,010	$11,550	$9,258
Depreciation and amortization expense	$12	$6	$36	$16
Impairment charge(1)	$—	$—	$—	$8
Adjusted EBITDA	$18	$54	$200	$158
Crude oil purchases (thousands of bpd)	716	692	754	674
Gross profit per barrel purchased (cents)(2)	33.9	91.5	103.0	92.8
Average crude oil price (per barrel)	$105.82	$92.19	$98.17	$96.20

(1) In the first quarter 2012, the Partnership recognized a non-cash impairment charge related to a cancelled software project.
(2) Represents total segment sales and other operating revenue less cost of products sold and operating expenses, divided by crude oil purchases.

Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment decreased $36 million to $18 million for the three months ended September 30, 2013, as compared to $54 million for the three months ended September 30, 2012. The decrease in Adjusted EBITDA was driven primarily by lower crude oil margins ($38 million) driven by crude differentials which have contracted relative to the prior year period. This impact was partially offset by increased crude oil volumes ($2 million) resulting from the expansion in our crude oil trucking fleet and higher market demand.

Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment increased $42 million to $200 million for the nine months ended September 30, 2013, as compared to $158 million for the nine months ended September 30, 2012. The increase in Adjusted EBITDA was driven primarily by expanded crude oil volumes ($20 million) and margins ($21 million). Increased volumes resulted from the expansion in our crude oil trucking fleet and market related opportunities in West Texas. Crude oil margins increased over the prior year despite crude differentials which have contracted relative to the first half of 2013.

Terminal Facilities

Our Terminal Facilities segment consists primarily of crude oil and refined products terminals and a refined products acquisition and marketing business. The Terminal Facilities segment earns revenue by providing storage, terminalling, blending and other ancillary services to our customers, as well as through the sale of refined products.

The following table presents the operating results and key operating measures for our Terminal Facilities segment for the three and nine months ended September 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$133	$65	$386	$264
Affiliates	32	28	111	118
Intersegment revenue	12	8	39	24
Total sales and other operating revenue	$177	$101	$536	$406
Depreciation and amortization expense	$27	$10	$75	$28
Impairment charge and related matters(1)	$—	$—	$—	$(10)
Adjusted EBITDA	$47	$52	$171	$173
Terminal throughput (thousands of bpd):
Refined products terminals	432	495	434	499
Nederland terminal	968	721	917	703
Refinery terminals	495	381	421	369

(1) In the second quarter 2012, the Partnership recognized a $10 million gain on the reversal of certain regulatory obligations as such expenses were no longer expected to be incurred as a result of Sunoco's joint venture with The Carlyle Group.

Adjusted EBITDA for the Terminal Facilities segment decreased $5 million to $47 million for the three months ended September 30, 2013, as compared to $52 million for the three months ended September 30, 2012. The decrease in Adjusted EBITDA was due primarily to decreased operating results from the Partnership's refined products acquisition and marketing activities ($13 million), which in 2012 included prior period inventory adjustments ($7 million), and volume reductions at the Partnership's refined products terminals ($5 million). Partially offsetting these decreases were improved results from the Partnership's Eagle Point and Nederland terminals ($10 million) and contributions from the Marcus Hook Facility ($2 million).

Adjusted EBITDA for the Terminal Facilities segment decreased $2 million to $171 million for the nine months ended September 30, 2013, as compared to $173 million for the nine months ended September 30, 2012. Results for the first nine months of 2012 included $16 million of non-recurring gains recognized in connection with the sale of the Big Sandy terminal and pipeline assets ($6 million) and the reversal of regulatory obligations ($10 million). Excluding these items, Adjusted EBITDA increased $14 million due primarily to improved results from the Partnership's Eagle Point and Nederland terminals

($32 million), partially offset by volume reductions at the Partnership's refined products terminals ($11 million) and higher selling, general and administrative expenses ($7 million).

Refined Products Pipelines

Our Refined Products Pipelines segment consists of refined products pipelines, including a two-thirds undivided interest in the Harbor pipeline and joint-venture interests in four refined products pipelines in selected areas of the United States. The Refined Products Pipelines segment earns revenues by transporting refined products from refineries in the northeast, midwest and southwest United States to markets in six states and Canada. Rates for shipments on these pipelines are regulated by the FERC and the Pennsylvania Public Utility Commission ("PA PUC").

 The following table presents the operating results and key operating measures for our Refined Products Pipelines segment for the three and nine months ended September 30, 2013 and 2012:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$24	$20	$68	$58
Affiliates	9	12	26	36
Intersegment revenue	1	1	2	2
Total sales and other operating revenue	$34	$33	$96	$96
Depreciation and amortization expense	$6	$4	$18	$13
Impairment charge	$—	$—	$—	$1
Adjusted EBITDA	$18	$25	$43	$57
Pipeline throughput (thousands of bpd)(1)	577	576	566	565
Pipeline revenue per barrel (cents)(1)	64.3	62.2	62.0	62.2

(1) Excludes amounts attributable to equity interests which are not consolidated.

Adjusted EBITDA for the Refined Products Pipelines segment decreased $7 million to $18 million for the three months ended September 30, 2013, as compared to $25 million for the three months ended September 30, 2012. Results for the three months ended September 30, 2012 included a $6 million non-recurring gain recognized by one of the Partnership's joint-venture interests. Excluding this item, Adjusted EBITDA decreased $1 million compared to the prior year period. Higher integrity management costs ($1 million) and increased selling, general and administrative expenses ($1 million) were largely offset by higher pipeline tariffs ($1 million).

Adjusted EBITDA for the Refined Products Pipelines segment decreased $14 million to $43 million for the nine months ended September 30, 2013, as compared to $57 million for the nine months ended September 30, 2012. Results for the first nine months of 2012 included a $5 million non-recurring gain recognized in connection with the sale of the Big Sandy terminal and pipeline assets and the $6 million non-recurring gain discussed above. Excluding these items, Adjusted EBITDA decreased $3 million due primarily to higher selling, general and administrative expenses ($7 million), lower pipeline operating gains ($3 million) and higher integrity management costs ($2 million). These factors were partially offset by decreased environmental remediation expenses ($3 million) and higher contributions from the Partnership's joint-venture interests ($6 million).

Liquidity and Capital Resources

Liquidity

Cash generated from operations and borrowings under the $585 million of credit facilities are our primary sources of liquidity. At September 30, 2013, we had a net working capital surplus of $449 million and available borrowing capacity under our credit facilities of $550 million. Our working capital position reflects crude oil and refined products inventories based on historical costs under the last-in, first-out ("LIFO") method of accounting. If the inventories had been valued at their current replacement cost, we would have had a working capital surplus of $511 million at September 30, 2013. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.

Credit Facilities

The Operating Partnership maintains two credit facilities totaling $550 million to fund the Partnership's working capital requirements, finance acquisitions and capital projects, and for general partnership purposes. The credit facilities consist of a $350 million unsecured credit facility which expires in August 2016 (the "$350 million Credit Facility") and a $200 million unsecured credit facility which expires in August 2014 (the "$200 million Credit Facility"). Outstanding borrowings under these credit facilities of $119 million at December 31, 2012 were repaid during the first quarter of 2013.

The $350 million and $200 million credit facilities contain various covenants limiting the Partnership's ability to incur indebtedness; grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets, including the sale or transfer of interests in the Operating Partnership's subsidiaries. These credit facilities also limit the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 2.5 to 1 at September 30, 2013, as calculated in accordance with the credit agreements.

In May 2012, West Texas Gulf Pipe Line Company ("West Texas Gulf"), one of the Partnership's consolidated joint ventures, entered into a $35 million revolving credit facility (the "$35 million Credit Facility"), which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate purposes including working capital and capital expenditures. The $35 million Credit Facility contains various covenants limiting West Texas Gulf's ability to grant certain liens; make certain loans, acquisitions and investments; make any material change to the nature of its business; or enter into a merger or sale of assets. The credit facility also limits West Texas Gulf, on a rolling four-quarter basis, to a minimum fixed charge coverage ratio of 1.00 to 1 as of the fiscal quarter ending September 30, 2013, as defined in the underlying credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.19 to 1 and 0.94 to 1, respectively, at September 30, 2013. Outstanding borrowings under this credit facility were $35 and $20 million at September 30, 2013 and December 31, 2012, respectively.

Cash Flows and Capital Expenditures

Net cash provided by operating activities for the nine months ended September 30, 2013 was $461 million compared with net cash provided by operating activities of $411 million for the nine months ended September 30, 2012. Net cash provided by operating activities in 2013 related primarily to net income of $369 million and non-cash charges for depreciation and amortization of $196 million, partially offset by a $79 million increase in working capital primarily attributable to increased levels of operating inventories. Net cash provided by operating activities in 2012 related primarily to net income of $389 million and non-cash charges for depreciation and amortization of $76 million, partially offset by $14 million in spending for environmental liabilities which were subsequently recovered under the Partnership's insurance programs and a $35 million increase in working capital.

Net cash used in investing activities for the nine months ended September 30, 2013 was $665 million compared with $224 million for the nine months ended September 30, 2012. Net cash used in investing activities in 2013 consisted of expansion capital projects and maintenance capital on the Partnership's existing assets and the acquisition of the Marcus Hook Facility for $60 million from Sunoco. Net cash used in investing activities in 2012 consisted primarily of expansion capital projects and maintenance capital partially offset by $11 million of proceeds received for the sale of the Big Sandy terminal and pipeline assets.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $203 million compared with $190 million of cash used in financing activities for the nine months ended September 30, 2012. Net cash provided by financing activities in 2013 resulted primarily from $691 million of net proceeds related to the January 2013 offering of the 2023 and 2043 Senior Notes. This source of cash was partially offset by $256 million in distributions paid to limited partners and the general partner; a $126 million increase in advances to affiliates, which represents the Partnership's cash held by Sunoco, in accordance with the Partnership's participation in Sunoco's cash management program; and $104 million of net repayments under the Partnership's credit facilities. Net cash used in financing activities in 2012 resulted from the $250 million repayment of the 7.25 percent Senior Notes in February 2012 and $178 million in distributions paid to limited partners and the general partner. The 2012 cash used in financing activities was partially offset by $179 million of net credit facility borrowings and a $69 million decrease in advances to affiliates.

Capital Requirements

Our operations are capital intensive, requiring significant investment to maintain, upgrade and enhance existing assets and to comply with environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

•
Expansion capital expenditures to acquire and integrate complementary assets to improve operational efficiencies or reduce costs and to expand existing and construct new facilities, such as projects that increase storage or throughput volume,

•
Maintenance capital expenditures that extend the usefulness of existing assets, such as those required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations, and

•	Major acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.

 The following table summarizes capital expenditures for the periods presented:

	Successor	Predecessor
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions)	(in millions)
Expansion	$598	$206
Maintenance	37	29
Major acquisitions	60	—
Total	$695	$235

Expansion capital expenditures for the nine months ended September 30, 2013 were $598 million compared to $206 million for the nine months ended September 30, 2012. Expansion capital in 2013 included projects to: invest in the Partnership's crude oil infrastructure by increasing its pipeline capabilities through previously announced organic expansion projects in Texas and Oklahoma; expand upon refined products acquisition and marketing services; upgrade the service capabilities at the Eagle Point and Nederland terminals; and invest in the previously announced Mariner and Allegheny Access projects. The Partnership expects total expansion capital of approximately $900 million and $1.3 billion in 2013 and 2014, respectively, excluding major acquisitions. Expansion capital in 2012 included projects to: expand upon the Partnership's butane blending services; upgrade the service capacity at the Eagle Point terminal; invest in the Partnership's crude oil infrastructure by increasing its pipeline capabilities in West Texas and expanding the trucking fleet; increase service capabilities at the Nederland terminal; and convert certain refined products pipelines as part of the Mariner West project.

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

Major acquisitions for the nine months ended September 30, 2013 included the Partnership's acquisition of the Marcus Hook Facility from Sunoco for $60 million including acquisition costs. There were no major acquisitions during the nine months ended September 30, 2012.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At September 30, 2013, we had $35 million of variable-rate borrowings under the revolving credit facilities. Outstanding borrowings bear interest cost of LIBOR plus an applicable margin. Our weighted average interest rate on our variable-rate borrowings was approximately 1.9 percent at September 30, 2013.

At September 30, 2013, we had $2.15 billion of fixed-rate borrowings associated with our outstanding senior notes, excluding $126 million of unamortized premiums. The estimated fair value of our senior notes was $2.18 billion at September 30, 2013.

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

We do not use futures or other derivative instruments to speculate on crude oil or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At September 30, 2013, the fair market value of our open derivative positions was a net asset of $9 million on 5.5 million barrels of refined products. These derivative positions vary in length but do not extend beyond one year.

For additional information concerning our commodity market risk activities, see Note 14 to the condensed consolidated financial statements.

Forward-Looking Statements

Some of the information included in this quarterly report on Form 10-Q contains "forward-looking" statements and information relating to Sunoco Logistics Partners L.P. that is based on the current beliefs of our management as well as assumptions made by, and information currently available to, our management.

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

Words such as "may," "anticipates," "believes," "expects," "estimates," "planned," "scheduled" or similar phrases or expressions identify forward-looking statements. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

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

As of September 30, 2013, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer, and its Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective.

No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

There are certain proceedings arising prior to the February 2002 initial public offering ("IPO") pending against our Sunoco-affiliated predecessors and us (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify the Partnership for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco's share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be our responsibility. In addition, Sunoco is obligated to indemnify us under certain other agreements executed after the IPO.

In September 2013, the Pennsylvania Department of Environmental Protection ("PADEP") issued a Notice of Violation and proposed penalties in excess of $0.1 million based on alleged violations of various safety regulations relating to the November 2008 products release by Sunoco Pipeline L.P. in Murrysville, Pennsylvania. The Partnership is currently in discussions with the PADEP. The timing or outcome of this matter cannot be reasonably determined at this time. However, the Partnership does not expect there to be a material impact to its results of operations, cash flows or financial position.

There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, cash flows or financial position at September 30, 2013.

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

3.1*:
Fifth Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC, dated October 31, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, file No. 1-31219, filed November 1, 2013)

10.1:
$200,000,000 364-Day Revolving Credit Agreement dated as of August 9, 2013, among Sunoco Partners Marketing & Terminals L.P., as Borrower; Sunoco Logistics Partners Operations L.P. and Sunoco Logistics Partners L.P., as the Guarantors; Citibank, N.A., as Administrative Agent; Barclays Bank PLC, as Syndication Agent; TD Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents; and the other lenders party thereto

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

101.1:
The following financial information from Sunoco Logistics Partners L.P.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements.

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
Date: November 7, 2013