Form 10-Q
period 2014-03-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2014-05-08
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At March 31, 2014, the number of the registrant’s Common Units outstanding were 103,974,752.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per unit amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Sales and other operating revenue:
Unaffiliated customers	$4,171	$3,098
Affiliates (Note 4)	306	414
Total Revenues	4,477	3,512
Costs and Expenses
Cost of products sold	4,210	3,224
Operating expenses	34	26
Selling, general and administrative expenses	37	33
Depreciation and amortization expense	69	64
Total Costs and Expenses	4,350	3,347
Operating Income	127	165
Interest cost and debt expense, net	(26)	(24)
Capitalized interest	10	5
Other income	4	2
Income Before Provision for Income Taxes	115	148
Provision for income taxes (Note 8)	(5)	(6)
Net Income	110	142
Less: Net income attributable to noncontrolling interests	(3)	(2)
Net Income Attributable to Sunoco Logistics Partners L.P.	107	140
Less: General Partner's interest	(38)	(27)
Limited Partners' interest	$69	$113

Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$0.66	$1.09
Diluted	$0.66	$1.09

Weighted average Limited Partners' units outstanding (Note 5):
Basic	104.0	103.8
Diluted	104.5	104.1

Comprehensive Income	$110	$142
Less: Comprehensive income attributable to noncontrolling interests	(3)	(2)
Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$107	$140

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$140	$39
Advances to affiliated companies (Note 4)	14	239
Accounts receivable, affiliated companies (Note 4)	1	11
Accounts receivable, net	2,824	2,184
Inventories (Note 6)	670	600
Total Current Assets	3,649	3,073
Properties, plants and equipment	7,267	6,785
Less accumulated depreciation and amortization	(322)	(266)
Properties, plants and equipment, net	6,945	6,519
Investment in affiliates	168	125
Goodwill	1,346	1,346
Intangible assets, net (Note 7)	781	794
Other assets	44	40
Total Assets	$12,933	$11,897
Liabilities and Equity
Accounts payable	$2,915	$2,451
Accounts payable, affiliated companies (Note 4)	22	17
Accrued liabilities	200	197
Accrued taxes payable (Note 8)	63	71
Total Current Liabilities	3,200	2,736
Long-term debt (Note 9)	3,073	2,503
Other deferred credits and liabilities	79	80
Deferred income taxes (Note 8)	252	253
Total Liabilities	6,604	5,572
Commitments and contingent liabilities (Note 10)
Total Equity (Note 11)	6,329	6,325
Total Liabilities and Equity	$12,933	$11,897
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$110	$142
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	69	64
Deferred income tax benefit	(1)	—
Amortization of bond premium	(4)	(6)
Amortization of financing fees and bond discount	(1)	—
LTIP expense	5	4
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	10	(16)
Accounts receivable, net	(640)	(359)
Inventories	(70)	(231)
Accounts payable, affiliated companies	5	(11)
Accounts payable and accrued liabilities	407	412
Accrued taxes payable	(8)	(1)
Other	(7)	(2)
Net cash used in operating activities	(125)	(4)
Cash Flows from Investing Activities:
Capital expenditures	(423)	(140)
Investment in joint venture interests	(42)	—
Net cash used in investing activities	(465)	(140)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(104)	(80)
Distributions paid to noncontrolling interests	(2)	(2)
Payments of statutory withholding on net issuance of limited partner units under LTIP	(6)	(1)
Repayments under credit facilities	—	(119)
Borrowings under credit facilities	750	13
Net proceeds from issuance of long-term debt	—	691
Repayments of senior notes	(175)	—
Advances to affiliated companies, net	225	(359)
Contributions attributable to acquisition from affiliate	3	—
Net cash provided by financing activities	691	143
Net change in cash and cash equivalents	101	(1)
Cash and cash equivalents at beginning of period	39	3
Cash and cash equivalents at end of period	$140	$2
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions)

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 1, 2013	$5,175	$897	$—	$123	$6,195
Net Income	113	27	—	2	142
Total comprehensive income	113	27	—	2	142
Equity compensation accrual under LTIP	4	—	—	—	4
Payments of statutory withholding on net issuance of limited partner units under LTIP	(1)	—	—	—	(1)
Distributions	(57)	(23)	—	(2)	(82)
Other	—	—	—	1	1
Balance at March 31, 2013	$5,234	$901	$—	$124	$6,259

Balance at January 1, 2014	$5,292	$912	$—	$121	$6,325
Net Income	69	38	—	3	110
Total comprehensive income	69	38	—	3	110
Equity compensation accrual under LTIP	5	—	—	—	5
Distribution equivalent rights	(2)	—	—	—	(2)
Payments of statutory withholding on net issuance of limited partner units under LTIP	(6)	—	—	—	(6)
Distributions	(69)	(35)	—	(2)	(106)
Contributions attributable to acquisition from affiliate	3	—	—	—	3
Balance at March 31, 2014	$5,292	$915	$—	$122	$6,329
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
The condensed consolidated financial statements reflect the results of the Partnership and its wholly owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable-interest entity. The Partnership holds a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley") and West Texas Gulf Pipe Line Company ("West Texas Gulf"), and as such, these entities are reflected as consolidated subsidiaries of the Partnership. All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in net income and equity are shown separately in the condensed consolidated statements of comprehensive income and balance sheets. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in annual financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from the Partnership's audited financial statements for the year ended December 31, 2013. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. The Partnership expects the interim increase in the quantity of crude oil inventory to decline by year end and therefore has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the three months ended March 31, 2014 are not necessarily indicative of results for the full year 2014.
Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current-year presentation.
2. Changes in Business and Other Matters
In the third quarter 2013, the Partnership entered into an agreement to form SunVit Pipeline LLC ("SunVit"), a joint venture with Vitol, Inc. ("Vitol"), in which each party will maintain a 50 percent ownership interest. SunVit will construct and own a crude oil pipeline, which will originate in Midland, Texas and run to Garden City, Texas. The new pipeline will connect to the Partnership's existing pipelines and along with the Partnership's Permian Express 2 pipeline project, will provide additional takeaway capacity from the Permian Basin. SunVit is expected to commence operations in 2015. Under the terms of the joint venture agreement, each owner will fund construction of the pipeline and operating expenses in proportion with its ownership interest. Per the agreement, during the fourth quarter 2013, the Partnership and Vitol each accrued $3 million of contributions to cover initial construction costs. SunVit is reflected as an equity method investment within the Partnership's Crude Oil Pipelines segment.
3. Acquisitions
In the first quarter 2014, the Partnership exercised its rights to acquire an additional ownership interest in Explorer Pipeline Company ("Explorer") from an affiliate of Chevron for $42 million, increasing the Partnership's ownership interest from 9.4 percent to 13.3 percent. Explorer owns approximately 1,400 miles of refined products pipelines running from the Gulf Coast of the United States to the Chicago, Illinois area. The fair value of the investment was estimated based on the fair value of the consideration transferred. The investment continues to be accounted for as an equity method investment within the Partnership's Refined Products Pipelines segment, with the equity income recorded based on the Partnership's ownership percentage for each period presented.

4. Related Party Transactions
The Partnership is a consolidated subsidiary of Energy Transfer Partners, L.P. ("ETP"). ETP and one of its affiliates own Sunoco Partners LLC, the Partnership's general partner, and a 32.2 percent limited partner interest in the Partnership. The Partnership has various operating and administrative agreements with ETP and its affiliates, including Sunoco, Inc. ("Sunoco"), which include the agreements described below.
Advances to Affiliated Companies
The Partnership has a treasury services agreement with Sunoco pursuant to which it, among other things, participates in Sunoco's centralized cash management program. Under the program, all of the Partnership's cash receipts and cash disbursements are processed, together with those of Sunoco and its other subsidiaries, through Sunoco's cash accounts with a corresponding credit or charge to an affiliated account. The affiliated balances are settled periodically, but no less frequently than monthly. Amounts due from Sunoco earn interest at a rate equal to the average rate provided by the Partnership's third party money-market investments, while amounts due to Sunoco bear interest at a rate equal to the interest rate on the Partnership's $1.50 billion credit facility (Note 9). In the fourth quarter 2013, the Partnership established separate cash accounts to process its own cash receipts and disbursements. Upon completion of the transition for the Partnership's customers and vendors in 2014, the Partnership will cease participation in Sunoco's cash management program.
Administrative Services
The Partnership has no employees. The operations of the Partnership are carried out by employees of the general partner and its affiliates. The Partnership reimburses the general partner and its affiliates for certain costs and direct expenses incurred on the Partnership's behalf. These costs may increase if the acquisition or construction of new businesses or assets requires an increase in the level of general and administrative services performed for the Partnership.
The Partnership pays ETP and its affiliates an annual administrative fee for expenses incurred by ETP and its affiliates to perform certain centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee does not include the cost of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner, or the cost of their employee benefits.
The Partnership's share of allocated ETP employee benefit plan expenses, including noncontributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits are reflected in cost of products sold, operating expenses and selling, general and administrative expenses in the condensed consolidated statements of comprehensive income.
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
Capital Contributions
During the three months ended March 31, 2014, the Partnership issued 0.2 million limited partnership units to participants in the Sunoco Partners LLC Long-Term Incentive Plan ("LTIP") upon completion of award vesting requirements, compared to less than 0.1 million limited partnership units issued during the three months ended March 31, 2013. As a result of these issuances of limited partnership units, the general partner contributed $0.2 million and less than $0.1 million during the three months ended March 31, 2014 and 2013, respectively, to maintain its two percent general partner interest. The Partnership recorded these amounts as capital contributions to Equity within its condensed consolidated balance sheets.
In connection with the acquisition of the Marcus Hook facility in the second quarter 2013, the Partnership and Sunoco entered into an agreement under which Sunoco will reimburse the Partnership $40 million for certain operating expenses of the facility through March 31, 2017. The reimbursement proceeds are reflected as contributions to Equity within the condensed consolidated balance sheets.
5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit
The general partner's interest in net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to partners") consists of its two percent general partner interest and "incentive distributions," which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.1667 per common unit (Note 12). The general partner was allocated net income attributable to partners of $38 and $27 million (representing 36 and 19 percent of total net income attributable to partners) for the three months ended March 31, 2014 and 2013, respectively. Diluted net income attributable to partners per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to partners by the sum of the weighted average number of common units outstanding, and the dilutive effect of unvested incentive unit awards (Note 13).
The following table reconciles the weighted average number of common units used to compute basic net income attributable to limited partners per unit to those used to compute diluted net income attributable to limited partners per unit for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Weighted average number of units outstanding, basic	104.0	103.8
Add effect of dilutive incentive awards	0.5	0.3
Weighted average number of units, diluted	104.5	104.1
6. Inventories
The components of inventories are as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Crude oil	$572	$488
Refined products	85	99
Refined products additives	3	3
Materials, supplies and other	10	10
	$670	$600
The increase in crude oil inventory at March 31, 2014 was attributable to the timing of marketing opportunities and is expected to decline by December 31, 2014.
7. Intangible Assets
The components of intangible assets are as follows:

	Weighted Average Amortization Period	March 31, 2014	December 31, 2013
	(in years)	(in millions)
Gross
Customer relationships	18	$808	$808
Technology	10	47	47
Total gross		855	855
Accumulated amortization
Customer relationships		(67)	(56)
Technology		(7)	(5)
Total accumulated amortization		(74)	(61)
Total Net		$781	$794
Amortization expense was $13 million for the three months ended March 31, 2014 and 2013. The Partnership forecasts $49 million of annual amortization expense for each year through the year 2018 for these intangible assets.
Intangible assets associated with rights of way are included in properties, plants and equipment in the Partnership's condensed consolidated balance sheets.

8. Income Taxes
The Partnership is not a taxable entity for U.S. federal income tax purposes, or for the majority of states that impose income taxes. Rather, income taxes are generally assessed at the partner level. There are some states in which the Partnership operates where it is subject to state and local income taxes. Substantially all of the income tax amounts reflected in the Partnership's condensed consolidated financial statements are related to the operations of Inland, Mid-Valley and West Texas Gulf, all of which are entities subject to income taxes for federal and state purposes at the corporate level. The effective tax rates for these entities approximate the federal statutory rate of 35 percent.
In taxable jurisdictions, the Partnership records deferred income taxes on all significant temporary differences between the book basis and the tax basis of assets and liabilities. The net deferred tax liabilities reflected in the condensed consolidated balance sheets are derived principally from the differences in the book and tax bases of properties, plants and equipment of Inland, Mid-Valley and West Texas Gulf.
9. Debt
The components of the Partnership's debt balances are as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Credit Facilities
$1.50 billion Credit Facility, due November 2018	$950	$200
$35 million Credit Facility, due April 2015	35	35
Senior Notes
Senior Notes - 8.75%, due February 2014 (1)	—	175
Senior Notes - 6.125%, due May 2016	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Unamortized fair value adjustments	116	120
Total debt	3,076	2,505
Less:
Unamortized bond discount	(3)	(2)
Long-term debt	$3,073	$2,503
(1) The 8.75 percent Senior Notes were classified as long-term debt at December 31, 2013 as the Partnership repaid these notes in February 2014 with borrowings under its $1.50 billion Credit Facility due in 2018.
Credit Facilities
The Operating Partnership maintains a $1.50 billion unsecured credit facility (the "$1.50 billion Credit Facility"), which matures in November 2018, to fund the Partnership's working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The $1.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $2.25 billion under certain conditions. The facility bears interest at LIBOR or the Base Rate (as defined in the facility), each plus an applicable margin. The credit facility may be repaid at any time. Outstanding borrowings under this credit facility were $950 and $200 million at March 31, 2014 and December 31, 2013, respectively.
The $1.50 billion Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.0 to 1 at March 31, 2014, as calculated in accordance with the credit agreement.
West Texas Gulf maintains a $35 million revolving credit facility (the "$35 million Credit Facility") which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate purposes including working capital and capital expenditures. The $35 million Credit Facility contains various covenants limiting West Texas Gulf's ability to grant certain liens; make certain loans, acquisitions and investments; make any material changes to the nature of its business; or enter into a merger or sale of assets. The credit facility also limits West Texas Gulf, on a rolling four quarter basis, to a minimum fixed charge coverage ratio of 1.00 to 1, as defined in the underlying credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. At March 31, 2014, West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.11 to 1 and 0.84 to 1, respectively. Outstanding borrowings under this credit facility were $35 million at March 31, 2014 and December 31, 2013.
Senior Notes
The Operating Partnership had $175 million of 8.75 percent senior notes which matured and were repaid in February 2014, using borrowings under the $1.50 billion Credit Facility.
In April 2014, the Operating Partnership issued $300 million of 4.25 percent Senior Notes and $700 million of 5.30 percent Senior Notes (the "2024 and 2044 Senior Notes"), due April 2024 and April 2044 respectively. The terms and conditions of the 2024 and 2044 Senior Notes are comparable to those of the Operating Partnership's other outstanding senior notes. The net proceeds from these offerings were used to repay outstanding borrowings under the $1.50 billion Credit Facility and for general partnership purposes.
10. Commitments and Contingent Liabilities
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third party or formerly owned sites. At March 31, 2014 and December 31, 2013, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $11 and $5 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $5 and $4 million for the three months ended March 31, 2014 and 2013, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at March 31, 2014.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At March 31, 2014, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $9 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonable possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership. Management does not believe that any liabilities which may arise from such claims or the environmental matters discussed above would be material in relation to the Partnership's results of operations, financial position or cash flows at March 31, 2014. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results or operations or cash flows.
Sunoco has indemnified the Partnership for 30 years for environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arose from the operation of such assets prior to the closing of the February 2002 initial public offering ("IPO"). Sunoco has also indemnified the Partnership for 100 percent of all losses asserted within the first 21 years after the closing of the IPO. Sunoco's share of the liability for claims asserted thereafter will decrease by 10 percent per year. For example, for a claim asserted during the twenty-third year after the closing of the IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco for events and conditions associated with the operation of the

Partnership's assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent that Sunoco is not required to indemnify the Partnership.
Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at March 31, 2014. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at March 31, 2014.
11. Equity
The changes in the number of units outstanding from January 1, 2013 through March 31, 2014 are as follows:

Common Units
(in millions)
Balance at January 1, 2013	103.8
Units issued under incentive plans	—
Balance at December 31, 2013	103.8
Units issued under incentive plans	0.2
Balance at March 31, 2014	104.0
In the first quarter 2014, the Partnership filed a registration statement and established an at-the-market equity offering program. The program allows the Partnership to issue up to $250 million of common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment grade credit ratings. The Partnership has not yet issued equity under the program.
On May 5, 2014, the Partnership’s Board of Directors declared a two-for-one split of the Partnership’s common units. Effective June 12, 2014, the unit split will result in the issuance of one additional common unit for every one unit owned as of the close of business on June 5, 2014, which is the record date. All unit and per unit information included in this report are presented on a pre-split basis.
12. Cash Distributions
The distributions paid by the Partnership for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
February 14, 2014	$0.6625	$69	$35
November 14, 2013	$0.6300	$65	$32
August 14, 2013	$0.6000	$62	$29
May 15, 2013	$0.5725	$59	$26
February 14, 2013	$0.5450	$57	$23
On April 23, 2014, the Partnership's general partner announced a cash distribution of $0.695 per common unit ($2.78 annualized), representing the distribution for the first quarter 2014. The $111 million distribution, including $39 million to the general partner for its two percent interest and incentive distribution rights, will be paid on May 15, 2014 to unitholders of record on May 9, 2014.
13. Management Incentive Plan
The general partner has adopted the LTIP for employees and directors of the general partner who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner's board of directors with respect to employee awards, and by the general partner's board of directors with respect to awards granted to the independent directors. The LTIP currently permits the grant of restricted units and unit options covering an additional 0.4 million common units.
During the three months ended March 31, 2014, the Partnership issued 0.2 million common units under the LTIP, compared to less than 0.1 million common units during the three months ended March 31, 2013. The Partnership recognized share based compensation expense of $5 and $4 million for the three months ended March 31, 2014 and 2013, respectively. Each of the outstanding restricted unit grants have tandem distribution equivalent rights ("DERs") which are recognized as a reduction to equity when earned.
14. Derivatives and Risk Management
The Partnership is exposed to various risks, including volatility in the prices of the products that the Partnership markets, counterparty credit risk and changes in interest rates. In order to manage such exposure, the Partnership's policy is to (i) only purchase crude oil, refined products and NGLs for which sales contracts have been executed or for which ready markets exist, (ii) to structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not to acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Although the Partnership seeks to maintain a balanced inventory position within its commodity inventories, net unbalances may occur for short periods of time due to production, transportation and delivery variances. When physical inventory builds or draws do occur, the Partnership continuously manages the variances to a balanced position over a period of time. Pursuant to the Partnership's approved risk management policy, derivative contracts may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions.

Price Risk Management
The Partnership is exposed to risks associated with changes in the market price of crude oil, refined products and NGLs. These risks are primarily associated with price volatility related to pre-existing or anticipated purchases, sales and storage. Price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. The physical contracts related to the Partnership's crude oil, refined products and NGL businesses that qualify as derivatives have been designated as normal purchases and sales and are accounted for using accrual accounting under United States generally accepted accounting principles. The Partnership accounts for derivatives that do not qualify as normal purchases and sales at fair value. The Partnership currently does not utilize derivative instruments to manage its exposure to prices related to crude oil purchase and sale activities.
The Partnership utilizes derivatives such as swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it. Since the first quarter 2013, the Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the condensed consolidated statement of comprehensive income as they occur. For refined products derivative contracts that were designated and qualified as cash flow hedges during the first quarter 2013, the portion of the gain or loss on the derivative contract that was effective in offsetting the variable cash flows associated with the hedged forecasted transaction was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), was recognized immediately in earnings. The amount of hedge ineffectiveness on derivative contracts was not material during the first quarter 2013. All realized gains and losses associated with refined products derivative contracts are recorded in earnings in the same line item associated with the forecasted transaction (either in sales and other operating revenue or cost of products sold).
The Partnership had open derivative positions on approximately 1.9 and 1.6 million barrels of refined products and NGLs at March 31, 2014 and December 31, 2013, respectively. The derivatives outstanding as of March 31, 2014 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of March 31, 2014, the fair value of the Partnership's derivative assets and liabilities were $1 and $2 million, respectively, compared to $1 and $3 million, respectively, at December 31, 2013.
Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.
The following tables set forth the impact of derivatives on the Partnership's results of operations for the three months ended March 31, 2014 and 2013:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Gains (Losses) Recognized in Earnings	Location of Gains (Losses) Recognized in Earnings
	(in millions)
Three Months Ended March 31, 2014
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$—	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold
	$—	$—
Derivatives not designated as hedging instruments:
Commodity contracts		$—	Sales and other operating revenue
Commodity contracts		1	Cost of products sold
		$1

Three Months Ended March 31, 2013
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$(1)	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold
	$—	$(1)
Derivatives not designated as hedging instruments:
Commodity contracts		$(2)	Sales and other operating revenue
Commodity contracts		(3)	Cost of products sold
		$(5)
Credit Risk Management
The Partnership maintains credit policies with regard to its counterparties that management believes minimize the overall credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. The credit positions of the Partnership's customers are analyzed prior to the extension of credit and periodically after credit has been extended. The Partnership's counterparties consist primarily of financial institutions and major integrated oil companies. This concentration of counterparties may impact the Partnership's overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. At March 31, 2014 and December 31, 2013, the Partnership did not hold any over-the-counter derivatives.
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At March 31, 2014, the Partnership had $985 million of consolidated variable-rate borrowings under its revolving credit facilities.
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
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair values of the Partnership's senior notes are determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at March 31, 2014 was $2.05 billion, compared to the carrying amount of $2.09 billion. The estimated aggregate fair value of the senior notes at December 31, 2013 was $2.17 billion, compared to the carrying amount of $2.27 billion.
For further information regarding the Partnership's fair value measurements, see Note 14.
16. Business Segment Information
The following tables summarize condensed consolidated statement of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to the Partnership for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Sales and other operating revenue (1)
Crude Oil Pipelines	$131	$95
Crude Oil Acquisition and Marketing	4,094	3,259
Terminal Facilities	287	183
Refined Products Pipelines	41	30
Intersegment eliminations	(76)	(55)
Total sales and other operating revenue	$4,477	$3,512

Depreciation and amortization
Crude Oil Pipelines	$24	$22
Crude Oil Acquisition and Marketing	12	12
Terminal Facilities	26	24
Refined Products Pipelines	7	6
Total depreciation and amortization	$69	$64

Adjusted EBITDA
Crude Oil Pipelines	$93	$61
Crude Oil Acquisition and Marketing	12	112
Terminal Facilities	86	54
Refined Products Pipelines	17	9
Total Adjusted EBITDA	208	236
Interest expense, net	(16)	(19)
Depreciation and amortization expense	(69)	(64)
Provision for income taxes	(5)	(6)
Non-cash compensation expense	(5)	(4)
Unrealized gains on commodity risk management activities	1	3
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(4)	(4)
Net Income	110	142
Less: Net Income attributable to noncontrolling interests	(3)	(2)
Net Income Attributable to Sunoco Logistics Partners L.P.	$107	$140

(1) Sales and other operating revenue includes the following amounts from ETP and its affiliates (including Sunoco) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Crude Oil Acquisition and Marketing	$269	$368
Terminal Facilities	32	38
Refined Products Pipelines	5	8
Total sales and other operating revenue from affiliates	$306	$414

The following table summarizes the identifiable assets for each segment as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in millions)
Crude Oil Pipelines	$3,416	$3,321
Crude Oil Acquisition and Marketing	4,582	3,863
Terminal Facilities	2,824	2,701
Refined Products Pipelines	1,913	1,684
Corporate and other (1)	198	328
Total identifiable assets	$12,933	$11,897

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

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$4,171	$—	$4,171
Affiliates	—	—	306	—	306
Total Revenues	—	—	4,477	—	4,477
Costs and Expenses
Cost of products sold	—	—	4,210	—	4,210
Operating expenses	—	—	34	—	34
Selling, general and administrative expenses	—	—	37	—	37
Depreciation and amortization expense	—	—	69	—	69
Total Costs and Expenses	—	—	4,350	—	4,350
Operating Income	—	—	127	—	127
Interest cost and debt expense, net	—	(25)	(1)	—	(26)
Capitalized interest	—	10	—	—	10
Other income	—	—	4	—	4
Equity in earnings of subsidiaries	107	122	—	(229)	—
Income (Loss) Before Provision for Income Taxes	107	107	130	(229)	115
Provision for income taxes	—	—	(5)	—	(5)
Net Income (Loss)	107	107	125	(229)	110
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$107	$107	$122	$(229)	$107

Comprehensive Income (Loss)	$107	$107	$125	$(229)	$110
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$107	$107	$122	$(229)	$107

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2013
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$3,098	$—	$3,098
Affiliates	—	—	414	—	414
Total Revenues	—	—	3,512	—	3,512
Costs and Expenses
Cost of products sold	—	—	3,224	—	3,224
Operating expenses	—	—	26	—	26
Selling, general and administrative expenses	—	—	33	—	33
Depreciation and amortization expense	—	—	64	—	64
Total Costs and Expenses	—	—	3,347	—	3,347
Operating Income	—	—	165	—	165
Interest cost and debt expense, net	—	(23)	(1)	—	(24)
Capitalized interest	—	5	—	—	5
Other income	—	2	—	—	2
Equity in earnings of subsidiaries	140	156	—	(296)	—
Income (Loss) Before Provision for Income Taxes	140	140	164	(296)	148
Provision for income taxes	—	—	(6)	—	(6)
Net Income (Loss)	140	140	158	(296)	142
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$140	$140	$156	$(296)	$140

Comprehensive Income (Loss)	$140	$140	$158	$(296)	$142
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$140	$140	$156	$(296)	$140

Condensed Consolidating Balance Sheet
March 31, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$100	$40	$—	$140
Advances to (from) affiliated companies	7	78	(71)	—	14
Accounts receivable, affiliated companies	—	—	1	—	1
Accounts receivable, net	—	—	2,824	—	2,824
Inventories	—	—	670	—	670
Total Current Assets	7	178	3,464	—	3,649
Properties, plants and equipment, net	—	—	6,945	—	6,945
Investment in affiliates	6,202	9,071	168	(15,273)	168
Goodwill	—	—	1,346	—	1,346
Intangible assets, net	—	—	781	—	781
Other assets	—	10	34	—	44
Total Assets	$6,209	$9,259	$12,738	$(15,273)	$12,933
Liabilities and Equity
Accounts payable	$—	$—	$2,915	$—	$2,915
Accounts payable, affiliated companies	—	—	22	—	22
Accrued liabilities	1	19	180	—	200
Accrued taxes payable	—	—	63	—	63
Total Current Liabilities	1	19	3,180	—	3,200
Long-term debt	—	3,038	35	—	3,073
Other deferred credits and liabilities	—	—	79	—	79
Deferred income taxes	—	—	252	—	252
Total Liabilities	1	3,057	3,546	—	6,604
Total Equity	6,208	6,202	9,192	(15,273)	6,329
Total Liabilities and Equity	$6,209	$9,259	$12,738	$(15,273)	$12,933

Condensed Consolidating Balance Sheet
December 31, 2013
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$12	$27	$—	$39
Advances to (from) affiliated companies	217	79	(57)	—	239
Accounts receivable, affiliated companies	—	—	11	—	11
Accounts receivable, net	—	—	2,184	—	2,184
Inventories	—	—	600	—	600
Total Current Assets	217	91	2,765	—	3,073
Properties, plants and equipment, net	—	—	6,519	—	6,519
Investment in affiliates	5,988	8,399	125	(14,387)	125
Goodwill	—	—	1,346	—	1,346
Intangible assets, net	—	—	794	—	794
Other assets	—	10	30	—	40
Total Assets	$6,205	$8,500	$11,579	$(14,387)	$11,897
Liabilities and Equity
Accounts payable	$—	$—	$2,451	$—	$2,451
Accounts payable, affiliated companies	—	—	17	—	17
Accrued liabilities	1	44	152	—	197
Accrued taxes payable	—	—	71	—	71
Total Current Liabilities	1	44	2,691	—	2,736
Long-term debt	—	2,468	35	—	2,503
Other deferred credits and liabilities	—	—	80	—	80
Deferred income taxes	—	—	253	—	253
Total Liabilities	1	2,512	3,059	—	5,572
Total Equity	6,204	5,988	8,520	(14,387)	6,325
Total Liabilities and Equity	$6,205	$8,500	$11,579	$(14,387)	$11,897

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$107	$79	$(81)	$(230)	$(125)
Cash Flows from Investing Activities:
Capital expenditures	—	—	(423)	—	(423)
Investment in joint venture interests	—	—	(42)	—	(42)
Intercompany	(211)	(567)	548	230	—
Net cash provided by (used in) investing activities	(211)	(567)	83	230	(465)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(104)	—	—	—	(104)
Distributions paid to noncontrolling interests	(2)	—	—	—	(2)
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(6)	—	(6)
Borrowings under credit facilities	—	750	—	—	750
Repayments of senior notes	—	(175)	—	—	(175)
Advances to affiliated companies, net	210	1	14	—	225
Contributions attributable to acquisition from affiliate	—	—	3	—	3
Net cash provided by financing activities	104	576	11	—	691
Net change in cash and cash equivalents	—	88	13	—	101
Cash and cash equivalents at beginning of period	—	12	27	—	39
Cash and cash equivalents at end of period	$—	$100	$40	$—	$140

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$140	$119	$34	$(297)	$(4)
Cash Flows from Investing Activities:
Capital expenditures	—	—	(140)	—	(140)
Intercompany	288	(691)	106	297	—
Net cash provided by (used in) investing activities	288	(691)	(34)	297	(140)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(80)	—	—	—	(80)
Distributions paid to noncontrolling interests	(2)	—	—	—	(2)
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(1)	—	(1)
Repayments under credit facilities	—	(119)	—	—	(119)
Borrowings under credit facilities	—	—	13	—	13
Net proceeds from issuance of long-term debt	—	691	—	—	691
Advances to affiliated companies, net	(346)	—	(13)	—	(359)
Net cash provided by (used in) financing activities	(428)	572	(1)	—	143
Net change in cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	2	1	—	3
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table summarizes our consolidated operating results for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in millions, except per unit data)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$4,171	$3,098
Affiliates	306	414
Total Revenues	4,477	3,512
Costs and Expenses
Cost of products sold	4,210	3,224
Operating expenses	34	26
Selling, general and administrative expenses	37	33
Depreciation and amortization expense	69	64
Total Costs and Expenses	4,350	3,347
Operating Income	127	165
Interest cost and debt expense, net	(26)	(24)
Capitalized interest	10	5
Other income	4	2
Income Before Provision for Income Taxes	115	148
Provision for income taxes	(5)	(6)
Net Income	110	142
Less: Net income attributable to noncontrolling interests	(3)	(2)
Net Income Attributable to Sunoco Logistics Partners L.P.	$107	$140
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$0.66	$1.09
Diluted	$0.66	$1.09
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
Our management believes that Adjusted EBITDA and DCF information enhances an investor's understanding of a business's ability to generate cash for payment of distributions and other purposes. Adjusted EBITDA calculations are also defined and used as a measure in determining our compliance with certain revolving credit facility covenants. However, despite compliance with our credit facility covenants, there may be contractual, legal, economic or other factors which may prevent us from satisfying principal and interest obligations with respect to indebtedness and may require us to allocate funds for other purposes.
The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net Income	$110	$142
Interest expense, net	16	19
Depreciation and amortization expense	69	64
Provision for income taxes	5	6
Non-cash compensation expense	5	4
Unrealized gains on commodity risk management activities	(1)	(3)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	4	4
Adjusted EBITDA	208	236
Interest expense, net	(16)	(19)
Provision for income taxes	(5)	(6)
Amortization of fair value adjustments on long-term debt	(4)	(6)
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(6)	(3)
Maintenance capital expenditures	(18)	(4)
Distributable cash flow attributable to noncontrolling interests	(4)	(3)
Contributions attributable to acquisition from affiliate	3	—
Distributable Cash Flow	$158	$195
Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. was $107 and $140 million for the three months ended March 31, 2014 and 2013, respectively. The decrease was primarily attributable to lower operating results from the Crude Oil Acquisition and Marketing segment. This was partially offset by improved operating performance from the Crude Oil Pipelines, Terminal Facilities and Refined Products Pipelines segments, and a decrease in net interest expense which was primarily attributable to higher capitalized interest associated with the expansion capital program.
Analysis of Operating Segments
We manage our operations through four operating segments: Crude Oil Pipelines, Crude Oil Acquisition and Marketing, Terminal Facilities and Refined Products Pipelines.
Crude Oil Pipelines
Our Crude Oil Pipelines segment consists of crude oil trunk and gathering pipelines in the southwest and midwest United States, including those owned by our joint-venture interests. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our transportation services to deliver crude oil and other feedstocks to refineries within those regions. Rates for shipments on these pipelines are regulated by the Federal Energy Regulatory Commission ("FERC"), Oklahoma Corporation Commission and the Railroad Commission of Texas.

The following table summarizes the operating results and key operating measures for our Crude Oil Pipelines segment for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$75	$54
Intersegment revenue	56	41
Total sales and other operating revenue	$131	$95
Depreciation and amortization expense	$24	$22
Adjusted EBITDA	$93	$61
Pipeline throughput (thousands of barrels per day ("bpd"))	2,041	1,582
Pipeline revenue per barrel (cents)	71.6	67.0
Adjusted EBITDA for the Crude Oil Pipelines segment increased $32 million to $93 million for the three months ended March 31, 2014, as compared to $61 million for the three months ended March 31, 2013. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($28 million) largely attributable to expansion projects supporting the demand for West Texas crude oil which began operating in 2013. Higher pipeline tariffs ($8 million) and the timing of maintenance and pipeline integrity costs ($3 million) also contributed to the increase. These improvements were partially offset by lower pipeline operating gains, increased utility expenses associated with higher throughput volumes and increased environmental remediation costs ($7 million).
Crude Oil Acquisition and Marketing
Our Crude Oil Acquisition and Marketing segment reflects the sale of gathered and bulk purchased crude oil. The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold as a result of the significant volume of crude oil sold and purchased. Although crude oil price levels significantly impact the revenue and cost of products sold for the Crude Oil Acquisition and Marketing segment, the absolute price levels of crude oil normally do not bear a relationship to gross profit. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross profit for the segment. The operating results of the Crude Oil Acquisition and Marketing segment are affected by overall levels of supply and demand for crude oil and relative fluctuations in market related indices. Generally, we expect a base level of earnings from our Crude Oil Acquisition and Marketing segment that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated market structure. Our management believes gross profit, which is equal to sales and other operating revenue less cost of products sold and operating expenses, is a key measure of financial performance for the Crude Oil Acquisition and Marketing segment. Although we implement risk management activities to provide general stability in our margins, these margins are not fixed and will vary from period-to-period.

The following table summarizes the operating results and key operating measures for our Crude Oil Acquisition and Marketing segment for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$3,824	$2,891
Affiliates	269	368
Intersegment revenue	1	—
Total sales and other operating revenue	$4,094	$3,259
Depreciation and amortization expense	$12	$12
Adjusted EBITDA	$12	$112
Crude oil purchases (thousands of bpd)	840	750
Gross profit per barrel purchased (cents) (1)	21.1	172.0
Average crude oil price (per barrel)	$98.61	$94.34
 (1) Represents total segment sales and other operating revenue less cost of products sold and operating expenses, divided by crude oil purchases.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment decreased $100 million to $12 million for the three months ended March 31, 2014, as compared to $112 million for the three months ended March 31, 2013. The decrease in Adjusted EBITDA was driven primarily by lower crude oil margins ($114 million) driven by significantly contracted crude differentials compared to the prior year period. This impact was partially offset by increased crude oil volumes ($14 million) resulting from higher market demand and the expansion in our crude oil trucking fleet.
Terminal Facilities
Our Terminal Facilities segment consists of crude oil, refined products and natural gas liquids ("NGL") terminals, as well as a refined products and NGL acquisition and marketing business. The Terminal Facilities segment earns revenue by providing storage, terminalling, blending and other ancillary services to our customers, as well as through the sale of refined products and NGLs.
The following table summarizes the operating results and key operating measures for our Terminal Facilities segment for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$237	$132
Affiliates	32	38
Intersegment revenue	18	13
Total sales and other operating revenue	$287	$183
Depreciation and amortization expense	$26	$24
Adjusted EBITDA	$86	$54
Terminal throughput (thousands of bpd):
Refined products terminals	413	414
Nederland terminal	1,322	850
Refinery terminals	226	325
Adjusted EBITDA for the Terminal Facilities segment increased $32 million to $86 million for the three months ended March 31, 2014, as compared to $54 million for the three months ended March 31, 2013. The increase in Adjusted EBITDA was due primarily to higher volumes and increased margins from our refined products acquisition and marketing activities ($32 million) and improved contributions from the Nederland terminal ($9 million) attributable to higher throughput volumes. These improvements were partially offset by lower results from the refined products terminals and the Marcus Hook facility ($10 million).

Refined Products Pipelines
Our Refined Products Pipelines segment consists of refined products and NGL pipelines, including a two-thirds undivided interest in the Harbor pipeline and joint-venture interests in four refined products pipelines in selected areas of the United States. The Refined Products Pipeline System primarily earns revenues by transporting refined products from refineries in the northeast, midwest and southwest United States to markets in six states and Canada. Rates for shipments on these pipelines are regulated by the FERC and the Pennsylvania Public Utility Commission.
 The following table summarizes the operating results and key operating measures for our Refined Products Pipelines segment for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$35	$21
Affiliates	5	8
Intersegment revenue	1	1
Total sales and other operating revenue	$41	$30
Depreciation and amortization expense	$7	$6
Adjusted EBITDA	$17	$9
Pipeline throughput (thousands of bpd)(1)	521	522
Pipeline revenue per barrel (cents)(1)	88.3	62.9
 (1) Excludes amounts attributable to equity interests which are not consolidated.
Adjusted EBITDA for the Refined Products Pipelines segment increased $8 million to $17 million for the three months ended March 31, 2014, as compared to $9 million for the three months ended March 31, 2013. The increase in Adjusted EBITDA was due primarily to operating results from the Mariner West project ($11 million), which commenced operations in the fourth quarter 2013. This improvement was partially offset by higher operating expenses which included increased utility and maintenance costs ($2 million).
Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our $1.54 billion in credit facilities are our primary sources of liquidity. At March 31, 2014, we had a net working capital surplus of $449 million and available borrowing capacity of $550 million under our revolving credit facilities. The primary drivers of our working capital surplus were an increase in accounts receivable and increased crude oil inventory related to operations, partially offset by an increase in accounts payable and lower advances to affiliated companies. Our working capital position reflects crude oil and refined products inventories based on historical costs under the last-in, first-out ("LIFO") method of accounting. If the inventories had been valued at their current replacement cost, we would have had a working capital surplus of $520 million at March 31, 2014. We periodically supplement our cash flows from operations with proceeds from debt and equity financing activities.
Credit Facilities
We maintain a $1.50 billion unsecured credit facility (the "$1.50 billion Credit Facility"), which matures in November 2018, to fund our working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The $1.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $2.25 billion under certain conditions. Outstanding borrowings under this credit facility were $950 and $200 million at March 31, 2014 and December 31, 2013, respectively.
The $1.50 billion Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.0 to 1 at March 31, 2014, as calculated in accordance with the credit agreement.

West Texas Gulf Pipe Line Company, our consolidated subsidiary, maintains a $35 million revolving credit facility (the "$35 million Credit Facility") which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate purposes including working capital and capital expenditures. The $35 million Credit Facility contains various covenants limiting West Texas Gulf's ability to grant certain liens; make certain loans, acquisitions and investments; make any material changes to the nature of its business; or enter into a merger or sale of assets. The credit facility also limits West Texas Gulf, on a rolling four quarter basis, to a minimum fixed charge coverage ratio of 1.00 to 1, as defined in the underlying credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. At March 31, 2014, West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.11 to 1 and 0.84 to 1, respectively. Outstanding borrowings under this credit facility were $35 million at March 31, 2014 and December 31, 2013.
Senior Notes
We had $175 million of 8.75 percent senior notes which matured and were repaid in February 2014.
In April 2014, we issued $300 million of 4.25 percent Senior Notes and $700 million of 5.30 percent Senior Notes (the "2024 and 2044 Senior Notes"), due April 2024 and April 2044, respectively. The terms and conditions of the 2024 and 2044 Senior Notes are comparable to those of our other outstanding senior notes. The net proceeds from these offerings were used to repay outstanding borrowings under the $1.50 billion Credit Facility and for general partnership purposes.
Equity Offerings
In the first quarter 2014, we filed a registration statement and established an at-the-market equity offering program. The program allows us to issue up to $250 million of common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. We have not yet issued equity under the program.
Cash Flows and Capital Expenditures
Operating Activities
Cash flows from operating activities are primarily driven by earnings, excluding the impact of non-cash items; the timing of cash receipts and disbursements related to accounts receivable and payable, and the timing of inventory transactions and changes in other working capital amounts. Non-cash items include depreciation, amortization and certain compensation expenses. See the Analysis of Consolidated Operating Results, above, for more information on changes in our consolidated earnings.
Net cash used in operating activities for the three months ended March 31, 2014 of $125 million was primarily related to a $296 million increase in working capital attributable to increased inventories and accounts receivable, partially offset by increased accounts payable. This was partially offset by net income of $110 million and non-cash charges for depreciation and amortization of $69 million. Net cash used in operating activities for the three months ended March 31, 2013 of $4 million was primarily related to a $206 million increase in working capital, which was largely offset by net income of $142 million and non-cash charges for depreciation and amortization of $64 million. The change in working capital was primarily the result of an increase in crude oil inventory related to contango positions and operating activities.
Investing Activities
Cash flows used in investing activities relate primarily to our capital expenditures, including expansion and maintenance capital expenditures and major acquisitions. See "Capital Requirements," below, for additional details on our investing activities.
In addition to $423 million of cash used for expansion and maintenance capital expenditures, net cash used in investing activities for the three months ended March 31, 2014 included the $42 million acquisition of additional ownership interests in Explorer Pipeline Company. Net cash used in investing activities of $140 million for the three months ended March 31, 2013 was related to expansion capital projects and maintenance capital expenditures on our existing assets.
Financing Activities
Cash flows from financing activities relate primarily to the payment of distributions to partners; borrowings and repayments under our credit facilities; the cash impacts of debt and equity activities; and changes in advances to affiliated companies, which represents our cash held by Sunoco, Inc. ("Sunoco") in connection with our participation in Sunoco's cash management program.
Net cash provided by financing activities for the three months ended March 31, 2014 of $691 million resulted primarily from the $750 million of borrowings under our $1.50 billion Credit Facility and the $225 million decrease in advances to affiliates. This source of cash was partially offset by $104 million in distributions paid to limited partners and the general partner and the $175 million repayment of the 8.75 percent Senior Notes in February 2014. Net cash provided by financing activities in 2013 resulted primarily from $691 million of net proceeds related to the January 2013 offering of the 2023 and 2043 Senior Notes. This source of cash was partially offset by a $359 million increase in advances to affiliates, $80 million in distributions paid to limited partners and the general partner and $106 million of net repayments under our credit facilities.
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

•	Major acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.
The following table summarizes our capital expenditures for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Expansion	$465	$136
Maintenance	18	4
Investment in joint venture interests	42	—
Total	$525	$140
Expansion capital expenditures for the three months ended March 31, 2014 and 2013 included projects to: invest in the previously announced Mariner and Allegheny Access projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through previously announced expansion capital projects in Texas and Oklahoma; expand the service capabilities of our refined products acquisition and marketing business; and upgrade the service capabilities at the Nederland and Eagle Point terminals.
Management expects total expansion capital spending of approximately $1.7 billion in 2014, excluding major acquisitions. Projected expansion capital includes spending to capture more value from existing assets such as the Marcus Hook facility, the Nederland terminal and our patented blending technology. Expansion capital expenditures in 2014 will also include continued progress on our previously announced growth projects.
Maintenance capital expenditures for both periods presented primarily included recurring expenditures such as pipeline integrity costs; pipeline relocations; repair and upgrade of field instrumentation, including measurement devices; repair and replacement of tank floors and roofs; upgrades of cathodic protection systems; crude trucks and related equipment; and the upgrade of pump stations. The Partnership continues to estimate its maintenance capital spending to be approximately $70 million in 2014.
In the first quarter 2014, we acquired an additional ownership interest in Explorer Pipeline Company for $42 million, increasing our ownership interest from 9.4 percent to 13.3 percent. There were no major acquisitions during the three months ended March 31, 2013.
We expect to fund future capital expenditures, including any acquisitions, from cash provided by operations, with proceeds from debt and equity offerings and, to the extent necessary, from borrowings under our credit facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various risks, including volatility in the prices of the products that we market and interest rates associated with our variable-rate debt. In order to manage such exposure, inventory levels, expectations of future commodity prices, debt levels and interest rates are monitored when making decisions with respect to risk management.
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At March 31, 2014, we had $985 million of variable-rate borrowings under the revolving credit facilities. Outstanding borrowings bear interest cost of LIBOR plus an applicable margin. Our weighted average interest rate on our variable-rate borrowings was approximately 1 percent at March 31, 2014.
At March 31, 2014, we had $1.98 billion of fixed-rate borrowings associated with our outstanding senior notes, excluding $116 million of unamortized premiums. The estimated fair value of our senior notes was $2.05 billion at March 31, 2014.
Commodity Market Risk
We are exposed to volatility in the prices of the products we market. To manage such exposures, inventory levels and expectations regarding future commodity prices are monitored when making decisions with respect to risk management and inventory carried. Our policy is to purchase only commodity products for which we have a market, and to structure our sales contracts so that price fluctuations for those products do not materially affect the margins we receive. We also seek to maintain a position that is substantially balanced within our various commodity purchase and sale activities. We may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances, as well as logistical issues associated with inclement weather conditions. When unscheduled physical inventory builds or draws do occur, they are monitored and managed to a balanced position over a reasonable period of time.
We do not use futures or other derivative instruments to speculate on crude oil, refined products or natural gas liquids ("NGL") prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products and NGL purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At March 31, 2014, the fair market value of our open derivative positions was a net liability of $1 million on 1.9 million barrels of refined products and NGLs. These derivative positions vary in length but do not extend beyond one year.
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
Words such as "may," "anticipates," "believes," "expects," "estimates," "planned," "scheduled" or similar phrases or expressions identify forward-looking statements. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil, refined products and NGLs that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, refined products and NGLs we buy and sell;

•	An increase in the competition encountered by our terminals, pipelines and acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations governing the composition of the products that we transport, terminal and store;

•	Improvements in energy efficiency and development of technology resulting in reduced demand for refined petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

•
Global and domestic economic repercussions, including disruptions in the crude oil, refined petroleum products and NGL markets, from terrorist activities, international hostilities and other events, and the government’s response thereto;

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

•	Restrictive covenants in our credit agreements;

•	Changes in our credit ratings or the credit ratings of Energy Transfer Partners, L.P., the controlling owner of our general partner, as assigned by ratings agencies;

•	The condition of the debt capital markets and equity capital markets in the United States, and our ability to raise capital in a cost-effective way;

•	Performance of financial institutions impacting our liquidity, including those supporting our credit facilities;

•	The effectiveness of our risk management activities, including the use of derivative financial instruments to hedge commodity risks;

•	Changes in interest rates on our outstanding debt, which could increase the costs of borrowing; and

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
As of March 31, 2014, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer, and its Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective.
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

There are certain proceedings arising prior to the February 2002 initial public offering ("IPO") pending against our Sunoco, Inc. ("Sunoco") affiliated predecessors and us (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify the Partnership for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco's share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be our responsibility. In addition, Sunoco is obligated to indemnify us under certain other agreements executed after the IPO.
There are certain pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, financial position or cash flows at March 31, 2014.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA. of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1*
Indenture, dated as of December 16, 2005, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, the subsidiary guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-3, File No. 333-130564, filed December 21, 2005).

4.1.1*
Ninth Supplemental Indenture, dated as of April 3, 2014, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, file No. 1-31219, filed April 3, 2014).

4.1.2*
Tenth Supplemental Indenture, dated as of April 3, 2014, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, file No. 1-31219, filed April 3, 2014).

10.1	Sunoco Partners LLC Amended and Restated Annual Short-Term Incentive Bonus Plan, dated as of January 1, 2014

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

31.2	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(a)

32.1	Chief Executive Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350

32.2	Chief Financial Officer Certification of Periodic Report Pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350

101.1
The following financial information from Sunoco Logistics Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements.

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
Date: May 8, 2014