Form 10-Q
period 2014-06-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2014-08-07
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2014, the number of the registrant’s Common Units outstanding were 210,198,619.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Sales and other operating revenue:
Unaffiliated customers	$4,412	$3,948	$8,583	$7,046
Affiliates (Note 4)	409	363	715	777
Total Revenues	4,821	4,311	9,298	7,823
Costs and Expenses
Cost of products sold	4,517	4,023	8,727	7,247
Operating expenses	23	25	57	51
Selling, general and administrative expenses	27	34	64	67
Depreciation and amortization expense	74	64	143	128
Total Costs and Expenses	4,641	4,146	8,991	7,493
Operating Income	180	165	307	330
Interest cost and debt expense, net	(37)	(23)	(63)	(47)
Capitalized interest	16	6	26	11
Other income	7	7	11	9
Income Before Provision for Income Taxes	166	155	281	303
Provision for income taxes (Note 8)	(8)	(9)	(13)	(15)
Net Income	158	146	268	288
Less: Net income attributable to noncontrolling interests	(2)	(3)	(5)	(5)
Net Income Attributable to Sunoco Logistics Partners L.P.	156	143	263	283
Less: General Partner's interest	(44)	(30)	(82)	(57)
Limited Partners' interest	$112	$113	$181	$226

Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5): (1)
Basic	$0.54	$0.54	$0.87	$1.09
Diluted	$0.53	$0.54	$0.86	$1.08

Weighted average Limited Partners' units outstanding (Note 5): (1)
Basic	208.4	207.6	208.2	207.6
Diluted	209.6	208.6	209.3	208.4

Net Income	$158	$146	$268	$288
Adjustment to affiliate's additional minimum pension liability	1	—	1	—
Other Comprehensive Income	1	—	1	—
Comprehensive Income	159	146	269	288
Less: Comprehensive income attributable to noncontrolling interests	(2)	(3)	(5)	(5)
Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$157	$143	$264	$283

(1) Amounts reflect the second quarter 2014 two-for-one unit split (Note 11).
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$116	$39
Advances to affiliated companies (Note 4)	—	239
Accounts receivable, affiliated companies (Note 4)	22	11
Accounts receivable, net	2,786	2,184
Inventories (Note 6)	593	600
Total Current Assets	3,517	3,073
Properties, plants and equipment	7,920	6,785
Less accumulated depreciation and amortization	(384)	(266)
Properties, plants and equipment, net	7,536	6,519
Investment in affiliates	189	125
Goodwill	1,359	1,346
Intangible assets, net (Note 7)	797	794
Other assets	56	40
Total Assets	$13,454	$11,897
Liabilities and Equity
Accounts payable	$2,912	$2,451
Accounts payable, affiliated companies (Note 4)	34	17
Accrued liabilities	241	197
Accrued taxes payable (Note 8)	74	71
Total Current Liabilities	3,261	2,736
Long-term debt (Note 9)	3,368	2,503
Other deferred credits and liabilities	75	80
Deferred income taxes (Note 8)	251	253
Total Liabilities	6,955	5,572
Commitments and contingent liabilities (Note 10)
Redeemable noncontrolling interests (Note 3)	15	—
Total Equity	6,484	6,325
Total Liabilities and Equity	$13,454	$11,897
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$268	$288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	143	128
Claim for recovery of environmental liability	—	(3)
Proceeds from insurance recovery	3	—
Deferred income tax expense (benefit)	(2)	4
Amortization of bond premium	(8)	(12)
Amortization of financing fees and bond discount	1	—
LTIP expense	8	6
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(1)	7
Accounts receivable, net	(600)	(220)
Inventories	29	(161)
Accounts payable, affiliated companies	17	(2)
Accounts payable and accrued liabilities	369	295
Accrued taxes payable	3	(5)
Other	(9)	(7)
Net cash provided by operating activities	221	318
Cash Flows from Investing Activities:
Capital expenditures	(1,000)	(320)
Investment in joint venture interests	(61)	—
Acquisitions, net of cash received	(65)	(60)
Related party loan	(4)	—
Net cash used in investing activities	(1,130)	(380)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(215)	(165)
Distributions paid to noncontrolling interests	(4)	(4)
Net proceeds from issuance of limited partner units	102	—
Payments of statutory withholding on net issuance of limited partner units under LTIP	(6)	(1)
Repayments under credit facilities	(1,220)	(119)
Borrowings under credit facilities	1,270	15
Net proceeds from issuance of long-term debt	989	691
Repayments of senior notes	(175)	—
Advances to affiliated companies, net	239	(359)
Contributions attributable to acquisition from affiliate	6	3
Net cash provided by financing activities	986	61
Net change in cash and cash equivalents	77	(1)
Cash and cash equivalents at beginning of period	39	3
Cash and cash equivalents at end of period	$116	$2
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions)

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 1, 2013	$5,175	$897	$—	$123	$6,195
Net Income	226	57	—	5	288
Total comprehensive income	226	57	—	5	288
Equity compensation accrual under LTIP	6	—	—	—	6
Distribution equivalent rights	(1)	—	—	—	(1)
Payments of statutory withholding on net issuance of limited partner units under LTIP	(1)	—	—	—	(1)
Distributions	(116)	(49)	—	(4)	(169)
Contributions attributable to acquisition from affiliate	3	—	—	—	3
Increase attributable to acquisition from affiliate	4	—	—	—	4
Other	1	—	—	1	2
Balance at June 30, 2013	$5,297	$905	$—	$125	$6,327

Balance at January 1, 2014	$5,292	$912	$—	$121	$6,325
Net Income	181	82	—	5	268
Adjustment to affiliate's additional minimum pension liability	—	—	1	—	1
Total comprehensive income	181	82	1	5	269
Issuance of limited partner units to the public	102	2	—	—	104
Equity compensation accrual under LTIP	8	—	—	—	8
Distribution equivalent rights	(3)	—	—	—	(3)
Payments of statutory withholding on net issuance of limited partner units under LTIP	(6)	—	—	—	(6)
Distributions	(141)	(74)	—	(4)	(219)
Contributions attributable to acquisition from affiliate	6	—	—	—	6
Balance at June 30, 2014	$5,439	$922	$1	$122	$6,484
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Basis of Presentation
Sunoco Logistics Partners L.P. (the "Partnership") is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of crude oil, refined products and natural gas liquids ("NGL") pipelines, terminalling and storage assets, and crude oil, refined products and NGL acquisition and marketing assets. The Partnership conducts its business activities in 35 states located throughout the United States.
The condensed consolidated financial statements reflect the results of the Partnership and its wholly owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. The Partnership's controlling financial interests are attributed to voting interests greater than 50 percent. The Partnership is not the primary beneficiary of any variable-interest entities ("VIEs"). The Partnership holds a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), West Texas Gulf Pipe Line Company ("West Texas Gulf") and Price River Terminal, LLC, which was acquired in the second quarter 2014 (Note 3), and as such, these entities are reflected as consolidated subsidiaries of the Partnership. All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in net income and equity are shown separately in the condensed consolidated statements of comprehensive income and balance sheets, respectively. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, or VIEs in which the Partnership has a variable interest but of which the Partnership is not the primary beneficiary, are accounted for under the equity method of accounting.
In May 2014, the Financial Accounting Standards Board ("FASB") codified guidance related to the recognition of revenue from contracts with customers. The new guidance outlines the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods, with early adoption prohibited. The Partnership is currently assessing the impact, if any, that adoption of the new guidance will have on its consolidated financial position and results of operations.
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in annual financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from the Partnership's audited financial statements for the year ended December 31, 2013. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2014 are not necessarily indicative of results for the full year 2014.
Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current-year presentation.
2. Changes in Business and Other Matters
In the second quarter 2014, the Partnership entered into a joint agreement to form Bayview Refining Company, LLC ("Bayview"). Bayview will construct and operate a facility that will process crude oil into intermediate petroleum products. The Partnership will fund construction of the facility through contributions proportionate to its 49 percent economic and voting interests, with the remaining portion funded by the joint owner through a promissory note entered into with the Partnership. Through June 30, 2014, the joint owners have made contributions totaling $8 million. The facility is expected to commence operations in the second half of 2015. Bayview is a variable interest entity of which the Partnership is not the primary beneficiary. As a result, the Partnership's investment in Bayview is reflected as an equity method investment within the Partnership’s Crude Oil Acquisition and Marketing segment.
In connection with the formation of Bayview, the joint owners agreed to guarantee the obligations of Bayview with respect to certain third-party operating agreements over a ten-year term. The fair value of the liability recognized in connection with the guarantee was not material in relation to the Partnership’s financial position at June 30, 2014.

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
In the third quarter 2013, the Partnership entered into an agreement to form SunVit Pipeline LLC ("SunVit"), a joint venture with Vitol, Inc. ("Vitol"), in which each party will maintain a 50 percent economic and voting interest. SunVit will construct and own a crude oil pipeline, which will originate in Midland, Texas and run to Garden City, Texas. The new pipeline will connect to the Partnership's existing pipelines and, along with the Partnership's Permian Express 2 pipeline project, will provide additional takeaway capacity from the Permian Basin. SunVit is expected to commence operations in 2015. Under the terms of the joint-venture agreement, each owner will fund construction of the pipeline and operating expenses in proportion with its ownership interest. Through June 30, 2014, the Partnership and Vitol have made contributions totaling $31 million. SunVit is reflected as an equity method investment within the Partnership's Crude Oil Pipelines segment.
No pro forma information has been presented, as the impact of these investments was not material to the Partnership's consolidated financial position or results of operations.
3. Acquisitions
In the second quarter 2014, the Partnership acquired a crude oil purchasing and marketing business from EDF Trading North America, LLC ("EDF"). The purchase consisted of a crude oil acquisition and marketing business and related assets for approximately 20 thousand barrels per day. The acquisition also included a promissory note that was convertible to an equity interest in a rail facility (see below). The acquisition is included in the Crude Oil Acquisition and Marketing segment.
Also in the second quarter 2014, the Partnership acquired a 55 percent economic and voting interest in Price River Terminal, LLC ("PRT"), a rail facility in Wellington, Utah. As the Partnership acquired a controlling financial interest in PRT, the entity is reflected as a consolidated subsidiary of the Partnership from the acquisition date and is included in the Crude Oil Acquisition and Marketing segment. The terms of the acquisition provide PRT’s noncontrolling interest holders the option to sell their interests to the Partnership at a price defined in the agreement. As a result, the noncontrolling interests attributable to PRT are excluded from total equity and are instead reflected as a redeemable interests in the Partnership’s condensed consolidated balance sheet as of June 30, 2014.
The $65 million purchase price for these acquisitions (net of cash received) consisted primarily of net working capital largely attributable to inventory ($22 million), properties, plants and equipment ($14 million), and intangible assets ($28 million). These preliminary fair value allocations also resulted in an increase to goodwill ($13 million) and redeemable noncontrolling interests ($15 million).
In the second quarter 2013, the Partnership acquired Sunoco, Inc.'s ("Sunoco") Marcus Hook facility and related assets (the "Marcus Hook Facility") for $60 million in cash including certain acquisition costs. The acquisition included terminalling and storage assets located in Pennsylvania and Delaware and commercial agreements, including a reimbursement agreement under which Sunoco will reimburse the Partnership $40 million for certain operating expenses of the Marcus Hook Facility through March 31, 2017. The reimbursement proceeds are reflected as contributions to equity. The Partnership will be indemnified against environmental liabilities resulting from events which occurred at the Marcus Hook Facility prior to the closing of the transaction. Since the transaction was with an entity under common control, the assets acquired and liabilities assumed were recorded by the Partnership at Sunoco's net carrying value plus acquisition costs. The difference between Sunoco’s net carrying value and the consideration transferred was recorded as an increase to equity. The acquisition was included within the Terminal Facilities segment.
No pro forma information has been presented, as the impact of these acquisitions was not material in relation to the Partnership's consolidated financial position or results of operations.
4. Related Party Transactions
The Partnership is a consolidated subsidiary of Energy Transfer Partners, L.P. ("ETP"). ETP and one of its affiliates own Sunoco Partners LLC, the Partnership's general partner, and a 31.9 percent limited partner interest in the Partnership. The Partnership has various operating and administrative agreements with ETP and its affiliates, including Sunoco, which include the agreements described below.

Advances to Affiliated Companies
Through the second quarter 2014, the Partnership participated in Sunoco's centralized cash management program pursuant to a treasury services agreement. Under the program, all of the Partnership's cash receipts and cash disbursements were processed, together with those of Sunoco and its other subsidiaries, through Sunoco's cash accounts with a corresponding credit or charge to an affiliated account. In the fourth quarter 2013, the Partnership established separate cash accounts and began to transition to processing its own cash receipts and disbursements. The Partnership has completed the transition and ceased participation in Sunoco's cash management program.
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
The Partnership pays ETP and its affiliates an annual administrative fee for expenses incurred by ETP and its affiliates to perform certain centralized corporate functions, such as legal, accounting, treasury, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee does not include the cost of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries or wages of employees of the general partner, or the cost of employee benefits.
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
Affiliated Revenues and Accounts Receivable, Affiliated Companies
The Partnership is party to various agreements with ETP and its affiliates (including Sunoco) to supply crude oil and refined products, as well as to provide pipeline and terminalling services. The revenues associated with these activities are reflected as affiliated revenues in the condensed consolidated statements of comprehensive income.
The Partnership's note receivable in connection with Bayview (Note 2) is reflected in accounts receivable, affiliated companies in the condensed consolidated balance sheet as of June 30, 2014.
Capital Contributions
During the six months ended June 30, 2014, the Partnership issued 0.3 million limited partnership units to participants in the Sunoco Partners LLC Long-Term Incentive Plan ("LTIP") upon completion of award vesting requirements, compared to less than 0.1 million limited partnership units issued during the six months ended June 30, 2013. In addition, during the six months ended June 30, 2014, the Partnership issued 2.2 million limited partnership units under its at-the-market equity offering program ("ATM program"), which was established in the first quarter 2014 (Note 11). As a result of these issuances of limited partnership units, the Partnership recorded $2 million and less than $0.1 million of capital contributions from the general partner during the six months ended June 30, 2014 and 2013, respectively. These contributions to Equity were required for the general partner to maintain its two percent general partner interest, as required under the Partnership agreement. In July 2014, the Partnership agreement was amended to remove the obligation of the general partner to make capital contributions upon the issuance of limited partner units to retain a two percent interest.
In connection with the acquisition of the Marcus Hook Facility in the second quarter 2013, the Partnership and Sunoco entered into an agreement under which Sunoco will reimburse the Partnership $40 million for certain operating expenses of the facility through March 31, 2017. The reimbursement proceeds are reflected as contributions to Equity within the condensed consolidated balance sheets and statements of equity.
5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit
The general partner's interest in net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to partners") through June 30, 2014 consists of its two percent general partner interest and "incentive distributions," which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.0833 per common unit (Note 12). The general partner was allocated net income attributable to partners of $44 and $30 million (representing 28 and 21 percent of total net income attributable to partners) for the three months ended June 30, 2014 and 2013, respectively and $82 and $57 million (representing 31 and 20 percent of total net income attributable to Partners) for the six months ended June 30, 2014 and 2013, respectively. Diluted net income attributable to partners per limited partner unit is calculated by dividing the limited partners'

interest in net income attributable to partners by the sum of the weighted average number of common units outstanding and the dilutive effect of unvested incentive unit awards (Note 13).
The following table reconciles the weighted average number of common units used to compute basic net income attributable to limited partners per unit to those used to compute diluted net income attributable to limited partners per unit for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Weighted average number of units outstanding, basic (1)	208.4	207.6	208.2	207.6
Add effect of dilutive incentive awards (1)	1.2	1.0	1.1	0.8
Weighted average number of units, diluted (1)	209.6	208.6	209.3	208.4

(1) Amounts reflect the second quarter 2014 two-for-one unit split (Note 11).
6. Inventories
The components of inventories are as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Crude oil	$478	$488
Refined products	101	99
Refined products additives	3	3
Materials, supplies and other	11	10
	$593	$600
7. Intangible Assets
The components of intangible assets are as follows:

	Weighted Average Amortization Period	June 30, 2014	December 31, 2013
	(in years)	(in millions)
Gross
Customer relationships	18	$836	$808
Technology	10	47	47
Total gross		883	855
Accumulated amortization
Customer relationships		(78)	(56)
Technology		(8)	(5)
Total accumulated amortization		(86)	(61)
Total Net		$797	$794
In connection with the EDF acquisition in the second quarter 2014, the Partnership recognized intangible assets related to customer relationships. The customer relationship intangible assets represent the estimated economic value associated with certain relationships acquired in connection with the business combination whereby (i) the Partnership acquired information about or access to customers, (ii) the customers now have the ability to transact business with the Partnership and (iii) the Partnership is uniquely positioned to provide products or services to the customers. The customer relationship intangible assets are amortized on a straight-line basis over their respective economic lives.
Amortization expense was $12 million for the three months ended June 30, 2014 and 2013 and $25 million for the six months ended June 30, 2014 and 2013. The Partnership forecasts $51 million of annual amortization expense for each year through the year 2018 for these intangible assets.

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
9. Debt
The components of the Partnership's debt balance are as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Credit Facilities
$1.50 billion Credit Facility, due November 2018	$250	$200
$35 million Credit Facility, due April 2015 (1)	35	35
Senior Notes
Senior Notes - 8.75%, due February 2014 (2)	—	175
Senior Notes - 6.125%, due May 2016	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25% due April 2024	300	—
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30% due April 2044	700	—
Unamortized fair value adjustments	112	120
Total debt	3,372	2,505
Less:
Unamortized bond discount	(4)	(2)
Long-term debt	$3,368	$2,503
(1) Amounts outstanding under West Texas Gulf's $35 million Credit Facility at June 30, 2014 have been classified as long-term debt as West Texas Gulf has the ability and intent to refinance such borrowings on a long-term basis.
(2) The 8.75 percent Senior Notes were classified as long-term debt at December 31, 2013 as the Partnership repaid these notes in February 2014 with borrowings under its $1.50 billion Credit Facility due in 2018.
Credit Facilities
The Operating Partnership maintains a $1.50 billion unsecured credit facility (the "$1.50 billion Credit Facility"), which matures in November 2018, to fund the Partnership's working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The $1.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $2.25 billion under certain conditions. The facility bears interest at LIBOR or the Base Rate (as defined in the facility), each plus an applicable margin. The credit facility may be repaid at any time. Outstanding borrowings under this credit facility were $250 and $200 million at June 30, 2014 and December 31, 2013, respectively.
The $1.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.2 to 1 at June 30, 2014, as calculated in accordance with the credit agreement.
West Texas Gulf maintains a $35 million revolving credit facility (the "$35 million Credit Facility") which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate activities including working capital and capital expenditures. The $35 million Credit Facility contains various covenants limiting West Texas Gulf's ability to grant certain liens; make certain loans, acquisitions and investments; make any material changes to the nature of its business; or enter into a merger or sale of assets. The credit facility also limits West Texas Gulf, on a rolling four quarter basis, to a minimum fixed charge coverage ratio of 1.00 to 1, as defined in the underlying credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. At June 30, 2014, West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.23 to 1 and 0.89 to 1, respectively. Outstanding borrowings under this credit facility were $35 million at June 30, 2014 and December 31, 2013.
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
10. Commitments and Contingent Liabilities
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At June 30, 2014 and December 31, 2013, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $8 and $5 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or are reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $3 and $2 million for the three months ended June 30, 2014 and 2013, respectively, and $8 and $6 million for the six months ended June 30, 2014 and 2013, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at June 30, 2014.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At June 30, 2014, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $9 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably for the Partnership. Management does not believe that any liabilities which may arise from such claims or the environmental matters discussed above would be material in relation to the Partnership's financial position, results of operations or cash flows at June 30, 2014. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results or operations or cash flows.

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
Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at June 30, 2014. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at June 30, 2014.
11. Equity
The changes in the number of units outstanding from January 1, 2013 through June 30, 2014 are as follows:

Common Units
(in millions)
Balance at January 1, 2013	207.7
Units issued under incentive plans	—
Balance at December 31, 2013	207.7
Units issued under ATM program	2.2
Units issued under incentive plans	0.3
Balance at June 30, 2014	210.2
In the first quarter 2014, the Partnership filed a registration statement and established an ATM program. The program allows the Partnership to issue up to $250 million of common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment grade credit ratings. During the second quarter 2014, the Partnership issued 2.2 million common units under the program, for net proceeds of $102 million.
On June 12, 2014, the Partnership completed a two-for-one split of its common units. The unit split resulted in the issuance of one additional common unit for every one common unit owned. All unit and per unit information included in this report are presented on a post-split basis.
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
If cash distributions exceed $0.0833 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as "incentive distributions." The percentage interests for the unitholders and the general partner for the minimum quarterly distribution are also applicable to the quarterly distribution amounts that are less than the minimum quarterly distribution.

The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units through June 30, 2014:

			Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount		General Partner		Unitholders
Minimum Quarterly Distribution		$0.0750	2%		98%
First Target Distribution	up to	$0.0833	2%		98%
Second Target Distribution	above up to	$ 0.0833 $ 0.0958	15%	(1)	85%
Third Target Distribution	above up to	$ 0.0958 $ 0.2638	37%	(1)	63%
Thereafter	above	$0.2638	50%	(1)	50%

(1) Includes two percent general partner interest.
The distributions paid by the Partnership for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
May 15, 2014	$0.3475	$72	$39
February 14, 2014	$0.3312	$69	$35
November 14, 2013	$0.3150	$65	$32
August 14, 2013	$0.3000	$62	$29
May 15, 2013	$0.2863	$59	$26
February 14, 2013	$0.2725	$57	$23
On July 24, 2014, the Partnership's general partner announced a cash distribution of $0.365 per common unit ($1.46 annualized), representing the distribution for the second quarter 2014. The $120 million distribution, including $43 million to the general partner for its two percent interest and incentive distribution rights, will be paid on August 14, 2014 to unitholders of record on August 8, 2014.
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
During the six months ended June 30, 2014, the Partnership issued 0.3 million common units under the LTIP, compared to less than 0.1 million common units during the six months ended June 30, 2013. The Partnership recognized share based compensation expense of $8 and $6 million for the six months ended June 30, 2014 and 2013, respectively. Each of the outstanding restricted unit grants have tandem distribution equivalent rights which are recognized as a reduction to equity when earned.
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
Pursuant to the Partnership's approved risk management policy, derivative contracts such as swaps, futures and other instruments may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions. The Partnership uses such derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it. Since the first quarter 2013, the Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the condensed consolidated statement of comprehensive income as they are incurred. For refined products derivative contracts that were designated and qualified as cash flow hedges during the first quarter 2013, the portion of the gain or loss on the derivative contract that was effective in offsetting the variable cash flows associated with the hedged forecasted transaction was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), was recognized immediately in earnings. The amount of hedge ineffectiveness on derivative contracts was not material during the first quarter 2013. All realized gains and losses associated with refined products derivative contracts are recorded in earnings in the same line item associated with the forecasted transaction (either in sales and other operating revenue or cost of products sold).
The Partnership had open derivative positions on approximately 6.2 and 1.6 million barrels of refined products and NGLs at June 30, 2014 and December 31, 2013, respectively. The derivatives outstanding as of June 30, 2014 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of June 30, 2014, the fair value of the Partnership's derivative assets and liabilities were $3 and $11 million, respectively, compared to $1 and $3 million, respectively, at December 31, 2013.
Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.
The following table sets forth the impact of derivatives on the Partnership's results of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Location of Gains (Losses) Recognized in Earnings	(in millions)		(in millions)
Commodity contracts designated as cash flow hedging instruments:
Sales and other operating revenue	$—	$—	$—	$(1)
Cost of products sold	—	—	—	—
	$—	$—	$—	$(1)
Commodity contracts not designated as cash flow hedging instruments:
Sales and other operating revenue	$(9)	$3	$(9)	$1
Cost of products sold	(1)	(1)	—	(4)
	$(10)	$2	$(9)	$(3)

Credit Risk Management
The Partnership maintains credit policies with regard to its counterparties that management believes minimize the overall credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. The credit positions of the Partnership's customers are analyzed prior to the extension of credit and periodically after credit has been extended. The Partnership's counterparties consist primarily of financial institutions and major integrated oil companies. This concentration of counterparties may impact the Partnership's overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. At June 30, 2014 and December 31, 2013, the Partnership did not hold any over-the-counter derivatives.
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At June 30, 2014, the Partnership had $285 million of consolidated variable-rate borrowings under its revolving credit facilities.
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
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair values of the Partnership's senior notes are determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at June 30, 2014 was $3.17 billion, compared to the carrying amount of $3.09 billion. The estimated aggregate fair value of the senior notes at December 31, 2013 was $2.17 billion, compared to the carrying amount of $2.27 billion.
For further information regarding the Partnership's fair value measurements, see Notes 3 and 14.
16. Business Segment Information
The following tables summarize condensed consolidated statement of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to the Partnership for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Sales and other operating revenue (1)
Crude Oil Pipelines	$138	$122	$269	$217
Crude Oil Acquisition and Marketing	4,432	4,047	8,526	7,306
Terminal Facilities	283	176	570	359
Refined Products Pipelines	40	32	81	62
Intersegment eliminations	(72)	(66)	(148)	(121)
Total sales and other operating revenue	$4,821	$4,311	$9,298	$7,823

Depreciation and amortization
Crude Oil Pipelines	$24	$22	$48	$44
Crude Oil Acquisition and Marketing	14	12	26	24
Terminal Facilities	28	24	54	48
Refined Products Pipelines	8	6	15	12
Total depreciation and amortization	$74	$64	$143	$128

Adjusted EBITDA
Crude Oil Pipelines	$104	$88	$197	$149
Crude Oil Acquisition and Marketing	53	70	65	182
Terminal Facilities	97	70	183	124
Refined Products Pipelines	26	16	43	25
Total Adjusted EBITDA	280	244	488	480
Interest expense, net	(21)	(17)	(37)	(36)
Depreciation and amortization expense	(74)	(64)	(143)	(128)
Provision for income taxes	(8)	(9)	(13)	(15)
Non-cash compensation expense	(3)	(2)	(8)	(6)
Unrealized gains on commodity risk management activities	(8)	1	(7)	4
Amortization of excess equity method investment	(1)	(1)	(1)	(1)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(7)	(6)	(11)	(10)
Net Income	158	146	268	288
Less: Net Income attributable to noncontrolling interests	(2)	(3)	(5)	(5)
Net Income Attributable to Sunoco Logistics Partners L.P.	$156	$143	$263	$283

(1) Sales and other operating revenue includes the following amounts from ETP and its affiliates (including Sunoco) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Crude Oil Acquisition and Marketing	$342	$313	611	681
Terminal Facilities	61	41	93	79
Refined Products Pipelines	6	9	11	17
Total sales and other operating revenue from affiliates	$409	$363	$715	$777

The following table summarizes the identifiable assets for each segment as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in millions)
Crude Oil Pipelines	$3,467	$3,321
Crude Oil Acquisition and Marketing	4,453	3,863
Terminal Facilities	3,084	2,701
Refined Products Pipelines	2,225	1,684
Corporate and other (1)	225	328
Total identifiable assets	$13,454	$11,897

(1) Corporate and other assets consist of cash and cash equivalents, advances to affiliates, properties, plants and equipment and other assets.
17. Supplemental Condensed Consolidating Financial Information
The Partnership serves as guarantor of the senior notes. These guarantees are full and unconditional. For the purposes of this footnote, Sunoco Logistics Partners L.P. is referred to as "Parent Guarantor" and Sunoco Logistics Partners Operations L.P. is referred to as "Subsidiary Issuer." All other consolidated subsidiaries of the Partnership are collectively referred to as "Non-Guarantor Subsidiaries."
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

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$4,412	$—	$4,412
Affiliates	—	—	409	—	409
Total Revenues	—	—	4,821	—	4,821
Costs and Expenses
Cost of products sold	—	—	4,517	—	4,517
Operating expenses	—	—	23	—	23
Selling, general and administrative expenses	—	—	27	—	27
Depreciation and amortization expense	—	—	74	—	74
Total Costs and Expenses	—	—	4,641	—	4,641
Operating Income	—	—	180	—	180
Interest cost and debt expense, net	—	(36)	(1)	—	(37)
Capitalized interest	—	16	—	—	16
Other income	—	—	7	—	7
Equity in earnings of subsidiaries	156	176	—	(332)	—
Income (Loss) Before Provision for Income Taxes	156	156	186	(332)	166
Provision for income taxes	—	—	(8)	—	(8)
Net Income (Loss)	156	156	178	(332)	158
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$156	$156	$176	$(332)	$156

Comprehensive Income (Loss)	$156	$156	$179	$(332)	$159
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$156	$156	$177	$(332)	$157

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2013
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$3,948	$—	$3,948
Affiliates	—	—	363	—	363
Total Revenues	—	—	4,311	—	4,311
Costs and Expenses
Cost of products sold	—	—	4,023	—	4,023
Operating expenses	—	—	25	—	25
Selling, general and administrative expenses	—	—	34	—	34
Depreciation and amortization expense	—	—	64	—	64
Total Costs and Expenses	—	—	4,146	—	4,146
Operating Income	—	—	165	—	165
Interest cost and debt expense, net	—	(22)	(1)	—	(23)
Capitalized interest	—	6	—	—	6
Other income	—	—	7	—	7
Equity in earnings of subsidiaries	143	159	—	(302)	—
Income (Loss) Before Provision for Income Taxes	143	143	171	(302)	155
Provision for income taxes	—	—	(9)	—	(9)
Net Income (Loss)	143	143	162	(302)	146
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$143	$143	$159	$(302)	$143

Comprehensive Income (Loss)	$143	$143	$162	$(302)	$146
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$143	$143	$159	$(302)	$143

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$8,583	$—	$8,583
Affiliates	—	—	715	—	715
Total Revenues	—	—	9,298	—	9,298
Costs and Expenses
Cost of products sold	—	—	8,727	—	8,727
Operating expenses	—	—	57	—	57
Selling, general and administrative expenses	—	—	64	—	64
Depreciation and amortization expense	—	—	143	—	143
Total Costs and Expenses	—	—	8,991	—	8,991
Operating Income	—	—	307	—	307
Interest cost and debt expense, net	—	(61)	(2)	—	(63)
Capitalized interest	—	26	—	—	26
Other income	—	—	11	—	11
Equity in earnings of subsidiaries	263	298	—	(561)	—
Income (Loss) Before Provision for Income Taxes	263	263	316	(561)	281
Provision for income taxes	—	—	(13)	—	(13)
Net Income (Loss)	263	263	303	(561)	268
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$263	$263	$298	$(561)	$263

Comprehensive Income (Loss)	$263	$263	$304	$(561)	$269
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$263	$263	$299	$(561)	$264

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2013
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$7,046	$—	$7,046
Affiliates	—	—	777	—	777
Total Revenues	—	—	7,823	—	7,823
Costs and Expenses
Cost of products sold	—	—	7,247	—	7,247
Operating expenses	—	—	51	—	51
Selling, general and administrative expenses	—	—	67	—	67
Depreciation and amortization expense	—	—	128	—	128
Total Costs and Expenses	—	—	7,493	—	7,493
Operating Income	—	—	330	—	330
Interest cost and debt expense, net	—	(45)	(2)	—	(47)
Capitalized interest	—	11	—	—	11
Other income	—	—	9	—	9
Equity in earnings of subsidiaries	283	317	—	(600)	—
Income (Loss) Before Provision for Income Taxes	283	283	337	(600)	303
Provision for income taxes	—	—	(15)	—	(15)
Net Income (Loss)	283	283	322	(600)	288
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$283	$283	$317	$(600)	$283

Comprehensive Income (Loss)	$283	$283	$322	$(600)	$288
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$283	$283	$317	$(600)	$283

Condensed Consolidating Balance Sheet
June 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$116	$—	$—	$116
Accounts receivable, affiliated companies	2	1	19	—	22
Accounts receivable, net	—	—	2,786	—	2,786
Inventories	—	—	593	—	593
Total Current Assets	2	117	3,398	—	3,517
Properties, plants and equipment, net	—	—	7,536	—	7,536
Investment in affiliates	6,360	9,272	189	(15,632)	189
Goodwill	—	—	1,359	—	1,359
Intangible assets, net	—	—	797	—	797
Other assets	—	18	38	—	56
Total Assets	$6,362	$9,407	$13,317	$(15,632)	$13,454
Liabilities and Equity
Accounts payable	$—	$—	$2,912	$—	$2,912
Accounts payable, affiliated companies	—	—	34	—	34
Accrued liabilities	1	51	189	—	241
Accrued taxes payable	—	—	74	—	74
Intercompany	(1)	(337)	338	—	—
Total Current Liabilities	—	(286)	3,547	—	3,261
Long-term debt	—	3,333	35	—	3,368
Other deferred credits and liabilities	—	—	75	—	75
Deferred income taxes	—	—	251	—	251
Total Liabilities	—	3,047	3,908	—	6,955
Redeemable noncontrolling interests	—	—	15	—	15
Total Equity	6,362	6,360	9,394	(15,632)	6,484
Total Liabilities and Equity	$6,362	$9,407	$13,317	$(15,632)	$13,454

Condensed Consolidating Balance Sheet
December 31, 2013
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$12	$27	$—	$39
Advances to (from) affiliated companies	217	79	(57)	—	239
Accounts receivable, affiliated companies	—	—	11	—	11
Accounts receivable, net	—	—	2,184	—	2,184
Inventories	—	—	600	—	600
Total Current Assets	217	91	2,765	—	3,073
Properties, plants and equipment, net	—	—	6,519	—	6,519
Investment in affiliates	5,988	8,399	125	(14,387)	125
Goodwill	—	—	1,346	—	1,346
Intangible assets, net	—	—	794	—	794
Other assets	—	10	30	—	40
Total Assets	$6,205	$8,500	$11,579	$(14,387)	$11,897
Liabilities and Equity
Accounts payable	$—	$—	$2,451	$—	$2,451
Accounts payable, affiliated companies	—	—	17	—	17
Accrued liabilities	1	44	152	—	197
Accrued taxes payable	—	—	71	—	71
Total Current Liabilities	1	44	2,691	—	2,736
Long-term debt	—	2,468	35	—	2,503
Other deferred credits and liabilities	—	—	80	—	80
Deferred income taxes	—	—	253	—	253
Total Liabilities	1	2,512	3,059	—	5,572
Total Equity	6,204	5,988	8,520	(14,387)	6,325
Total Liabilities and Equity	$6,205	$8,500	$11,579	$(14,387)	$11,897

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows provided by (used in) Operating Activities	$260	$254	$268	$(561)	$221
Cash Flows provided by (used in) Investing Activities:
Capital expenditures	—	—	(1,000)	—	(1,000)
Investment in joint venture interests	—	—	(61)	—	(61)
Acquisitions	—	—	(65)	—	(65)
Related party loan	—	—	(4)	—	(4)
Intercompany	(360)	(1,093)	892	561	—
Net cash provided by (used in) investing activities	(360)	(1,093)	(238)	561	(1,130)
Cash Flows provided by (used in) Financing Activities:
Distributions paid to limited and general partners	(215)	—	—	—	(215)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Net proceeds from issuance of limited partner units	102	—	—	—	102
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(6)	—	(6)
Repayments under credit facilities	—	(1,220)	—	—	(1,220)
Borrowings under credit facilities	—	1,270	—	—	1,270
Net proceeds from issuance of long-term debt	—	989	—	—	989
Repayments of senior notes	—	(175)	—	—	(175)
Advances to affiliated companies, net	217	79	(57)	—	239
Contributions attributable to acquisition from affiliate	—	—	6	—	6
Net cash provided by (used in) financing activities	100	943	(57)	—	986
Net change in cash and cash equivalents	—	104	(27)	—	77
Cash and cash equivalents at beginning of period	—	12	27	—	39
Cash and cash equivalents at end of period	$—	$116	$—	$—	$116

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows provided by (used in) Operating Activities	$283	$280	$355	$(600)	$318
Cash Flows provided by (used in) Investing Activities:
Capital expenditures	—	—	(320)	—	(320)
Acquisitions	—	—	(60)	—	(60)
Intercompany	255	(820)	(35)	600	—
Net cash provided by (used in) investing activities	255	(820)	(415)	600	(380)
Cash Flows provided by (used in) Financing Activities:
Distributions paid to limited and general partners	(165)	—	—	—	(165)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(1)	—	(1)
Repayments under credit facilities	—	(119)	—	—	(119)
Borrowings under credit facilities	—	—	15	—	15
Net proceeds from issuance of long-term debt	—	691	—	—	691
Advances to affiliated companies, net	(369)	(32)	42	—	(359)
Contributions attributable to acquisition from affiliate	—	—	3	—	3
Net cash provided by (used in) financing activities	(538)	540	59	—	61
Net change in cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	2	1	—	3
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table summarizes our consolidated operating results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per unit data)		(in millions, except per unit data)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$4,412	$3,948	$8,583	$7,046
Affiliates	409	363	715	777
Total Revenues	4,821	4,311	9,298	7,823
Costs and Expenses
Cost of products sold	4,517	4,023	8,727	7,247
Operating expenses	23	25	57	51
Selling, general and administrative expenses	27	34	64	67
Depreciation and amortization expense	74	64	143	128
Total Costs and Expenses	4,641	4,146	8,991	7,493
Operating Income	180	165	307	330
Interest cost and debt expense, net	(37)	(23)	(63)	(47)
Capitalized interest	16	6	26	11
Other income	7	7	11	9
Income Before Provision for Income Taxes	166	155	281	303
Provision for income taxes	(8)	(9)	(13)	(15)
Net Income	158	146	268	288
Less: Net income attributable to noncontrolling interests	(2)	(3)	(5)	(5)
Net Income Attributable to Sunoco Logistics Partners L.P.	$156	$143	$263	$283
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit: (1)
Basic	$0.54	$0.54	$0.87	$1.09
Diluted	$0.53	$0.54	$0.86	$1.08

(1)	Amounts reflect the second quarter 2014 two-for-one unit split.
Non-GAAP Financial Measures
To supplement our financial information presented in accordance with United States generally accepted accounting principles ("GAAP"), management uses additional measures that are known as "non-GAAP financial measures" in its evaluation of past performance and prospects for the future. The primary measures used by management are earnings before interest, taxes, depreciation and amortization expenses and other non-cash items ("Adjusted EBITDA") and distributable cash flow ("DCF"). Adjusted EBITDA and DCF do not represent and should not be considered alternatives to net income or cash flows from operating activities as determined under GAAP and may not be comparable to similarly titled measures of other businesses.
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

The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net Income	$158	$146	$268	$288
Interest expense, net	21	17	37	36
Depreciation and amortization expense	74	64	143	128
Provision for income taxes	8	9	13	15
Non-cash compensation expense	3	2	8	6
Unrealized gains on commodity risk management activities	8	(1)	7	(4)
Amortization of excess investment in joint venture interests	1	1	1	1
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	7	6	11	10
Adjusted EBITDA	280	244	488	480
Interest expense, net	(21)	(17)	(37)	(36)
Provision for income taxes	(8)	(9)	(13)	(15)
Amortization of fair value adjustments on long-term debt	(4)	(6)	(8)	(12)
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(10)	(8)	(16)	(11)
Maintenance capital expenditures	(13)	(18)	(31)	(22)
Distributable cash flow attributable to noncontrolling interests	(4)	(5)	(8)	(8)
Contributions attributable to acquisition from affiliate	3	3	6	3
Distributable Cash Flow	$223	$184	$381	$379
Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. was $156 and $143 million for the three months ended June 30, 2014 and 2013, respectively. The increase was primarily attributable to higher operating results from our Crude Oil Pipelines, Terminal Facilities and Refined Products Pipelines segments. These positive factors were partially offset by lower operating results from the Crude Oil Acquisition and Marketing segment, an increase in net interest expense which was primarily attributable to the issuance of $1.0 billion of senior notes in April 2014, and higher depreciation and amortization expense attributable to our expansion capital program.
Net income attributable to Sunoco Logistics Partners L.P. was $263 and $283 million for the six months ended June 30, 2014 and 2013, respectively. Improved operating results from the Crude Oil Pipelines, Terminal Facilities and Refined Products Pipelines segments were offset by lower operating results from the Crude Oil Acquisition and Marketing segment and higher depreciation and amortization expense attributable to our expansion capital program.
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

The following table summarizes the operating results and key operating measures for our Crude Oil Pipelines segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$81	$70	$156	$124
Intersegment revenue	57	52	113	93
Total sales and other operating revenue	$138	$122	$269	$217
Depreciation and amortization expense	$24	$22	$48	$44
Adjusted EBITDA	$104	$88	$197	$149
Pipeline throughput (thousands of barrels per day ("bpd"))	2,130	1,890	2,086	1,737
Pipeline revenue per barrel (cents)	71.2	70.8	71.4	69.1
Adjusted EBITDA for the Crude Oil Pipelines segment increased $16 million to $104 million for the three months ended June 30, 2014, as compared to $88 million for the three months ended June 30, 2013. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($15 million) largely attributable to expansion projects placed in service in 2013 to support the demand for transportation of West Texas crude oil. Timing of maintenance activities and pipeline integrity costs also contributed to the increase ($4 million). These positive impacts were partially offset by higher utility and contract service costs ($2 million).
Adjusted EBITDA for the Crude Oil Pipelines segment increased $48 million to $197 million for the six months ended June 30, 2014, as compared to $149 million for the six months ended June 30, 2013. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($44 million) largely attributable to expansion projects placed in service in 2013 to support the demand for transportation of West Texas crude oil and higher pipeline tariffs ($9 million). These improvements were partially offset by lower pipeline operating gains, increased utility expenses associated with higher throughput volumes and increased environmental remediation costs ($8 million).
Crude Oil Acquisition and Marketing
Our Crude Oil Acquisition and Marketing segment markets gathered and bulk purchased crude oil. The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold as a result of the significant volume of crude oil sold and purchased. Although crude oil price levels significantly impact the revenue and cost of products sold for the Crude Oil Acquisition and Marketing segment, the absolute price levels of crude oil normally do not bear a relationship to gross profit. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross profit for the segment. The operating results of the Crude Oil Acquisition and Marketing segment are affected by overall levels of supply and demand for crude oil and relative fluctuations in market related indices. Generally, we expect a base level of earnings from our Crude Oil Acquisition and Marketing segment that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated market structure. Our management believes gross profit, which is equal to sales and other operating revenue less cost of products sold and operating expenses, is a key measure of financial performance for the Crude Oil Acquisition and Marketing segment. Although we implement risk management activities to provide general stability in our margins, these margins are not fixed and will vary from period-to-period.

The following table summarizes the operating results and key operating measures for our Crude Oil Acquisition and Marketing segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$4,090	$3,734	$7,914	$6,625
Affiliates	342	313	611	681
Intersegment revenue	—	—	1	—
Total sales and other operating revenue	$4,432	$4,047	$8,526	$7,306
Depreciation and amortization expense	$14	$12	$26	$24
Adjusted EBITDA	$53	$70	$65	$182
Crude oil purchases (thousands of bpd)	854	796	847	773
Gross profit per barrel purchased (cents) (1)	74.8	101.8	48.3	135.6
Average crude oil price (per barrel)	$102.98	$94.23	$100.81	$94.28
 (1) Represents total segment sales and other operating revenue less cost of products sold and operating expenses, divided by crude oil purchases.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment decreased $17 million to $53 million for the three months ended June 30, 2014, as compared to $70 million for the three months ended June 30, 2013. The decrease in Adjusted EBITDA was primarily attributable to lower crude oil margins ($21 million) driven by contracted crude differentials compared to the prior year period. This impact was partially offset by increased crude oil volumes ($5 million) resulting from higher market demand and the expansion of our crude oil trucking fleet.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment decreased $117 million to $65 million for the six months ended June 30, 2014, as compared to $182 million for the six months ended June 30, 2013. The decrease in Adjusted EBITDA was primarily attributable to lower crude oil margins ($134 million) driven by contracted crude differentials compared to the prior year period. This impact was partially offset by increased crude oil volumes ($18 million) resulting from higher market demand and the expansion of our crude oil trucking fleet.
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

The following table summarizes the operating results and key operating measures for our Terminal Facilities segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$207	$121	$444	$253
Affiliates	61	41	93	79
Intersegment revenue	15	14	33	27
Total sales and other operating revenue	$283	$176	$570	$359
Depreciation and amortization expense	$28	$24	$54	$48
Adjusted EBITDA	$97	$70	$183	$124
Terminal throughput (thousands of bpd):
Refined products terminals	420	454	416	434
Nederland terminal	1,216	932	1,269	891
Refinery terminals	345	444	286	385
Adjusted EBITDA for the Terminal Facilities segment increased $27 million to $97 million for the three months ended June 30, 2014, as compared to $70 million for the three months ended June 30, 2013. The increase in Adjusted EBITDA was due primarily to higher volumes and increased margins from our refined products acquisition and marketing activities ($22 million) and improved contributions from our bulk marine terminals ($7 million). These improvements were partially offset by volume reductions at our refined products terminals ($3 million).
Adjusted EBITDA for the Terminal Facilities segment increased $59 million to $183 million for the six months ended June 30, 2014, as compared to $124 million for the six months ended June 30, 2013. The increase in Adjusted EBITDA was due primarily to higher volumes and increased margins from our refined products acquisition and marketing activities ($56 million) and improved contributions from our bulk marine terminals primarily attributable to higher throughput volumes ($9 million). These improvements were partially offset by lower results from the refined products terminals ($7 million).
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

 The following table summarizes the operating results and key operating measures for our Refined Products Pipelines segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$34	$23	$69	$44
Affiliates	6	9	11	17
Intersegment revenue	—	—	1	1
Total sales and other operating revenue	$40	$32	$81	$62
Depreciation and amortization expense	$8	$6	$15	$12
Adjusted EBITDA	$26	$16	$43	$25
Pipeline throughput (thousands of bpd)(1)	551	599	536	560
Pipeline revenue per barrel (cents)(1)	79.4	59.1	83.7	60.8
 (1) Excludes amounts attributable to equity interests which are not consolidated.
Adjusted EBITDA for the Refined Products Pipelines segment increased $10 million to $26 million for the three months ended June 30, 2014, as compared to $16 million for the three months ended June 30, 2013. The increase was due primarily to operating results from the Mariner West project ($11 million), which commenced operations in the fourth quarter 2013, and higher contributions from joint-venture interests ($3 million). These improvements were partially offset by lower overall pipeline volumes ($3 million).
Adjusted EBITDA for the Refined Products Pipelines segment increased $18 million to $43 million for the six months ended June 30, 2014, as compared to $25 million for the six months ended June 30, 2013. The increase was due primarily to operating results from the Mariner West project ($22 million) and higher contributions from joint-venture interests ($4 million). These improvements were partially offset by lower overall pipeline volumes ($3 million) and higher operating expenses ($5 million) driven largely by increased utility and environmental remediation costs.
Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our $1.54 billion in credit facilities are our primary sources of liquidity. At June 30, 2014, we had a net working capital surplus of $256 million and available borrowing capacity of $1.25 billion under our revolving credit facilities. The primary driver of our working capital surplus was an increase in accounts receivable, partially offset by an increase in accounts payable and accrued liabilities and lower advances to affiliated companies. Our working capital position reflects crude oil and refined products inventories based on historical costs under the last-in, first-out ("LIFO") method of accounting. If the inventories had been valued at their current replacement cost, we would have had a working capital surplus of $333 million at June 30, 2014. We supplement our cash flows from operations with proceeds from our at-the-market equity offering program ("ATM program") and periodically with debt financing activities.
Credit Facilities
We maintain a $1.50 billion unsecured credit facility (the "$1.50 billion Credit Facility"), which matures in November 2018, to fund our working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The $1.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $2.25 billion under certain conditions. Outstanding borrowings under this credit facility were $250 and $200 million at June 30, 2014 and December 31, 2013, respectively.
The $1.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.2 to 1 at June 30, 2014, as calculated in accordance with the credit agreement.

West Texas Gulf Pipe Line Company ("West Texas Gulf"), our consolidated subsidiary, maintains a $35 million revolving credit facility (the "$35 million Credit Facility") which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate purposes including working capital and capital expenditures. The $35 million Credit Facility contains various covenants limiting West Texas Gulf's ability to grant certain liens; make certain loans, acquisitions and investments; make any material changes to the nature of its business; or enter into a merger or sale of assets. The credit facility also limits West Texas Gulf, on a rolling four quarter basis, to a minimum fixed charge coverage ratio of 1.00 to 1, as defined in the underlying credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. At June 30, 2014, West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.23 to 1 and 0.89 to 1, respectively. Outstanding borrowings under this credit facility were $35 million at June 30, 2014 and December 31, 2013.
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
Equity Offerings
In the first quarter 2014, we filed a registration statement and established an ATM program. The program allows us to issue up to $250 million of common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. During the second quarter 2014, we issued 2.2 million common units under the program for net proceeds of $102 million.
Cash Flows and Capital Expenditures
Operating Activities
Cash flows from operating activities are primarily driven by earnings, excluding the impact of non-cash items, the timing of cash receipts and disbursements related to accounts receivable and payable, and the timing of inventory transactions and changes in other working capital amounts. Non-cash items include depreciation, amortization and certain compensation expenses. See the Analysis of Consolidated Operating Results, above, for more information on changes in our consolidated earnings.
Net cash provided by operating activities for the six months ended June 30, 2014 of $221 million was primarily related to net income of $268 million and non-cash charges for depreciation and amortization of $143 million, partially offset by a $183 million increase in working capital largely attributable to an increase in our net receivables. Net cash provided by operating activities for the six months ended June 30, 2013 of $318 million was primarily related to net income of $288 million and non-cash charges for depreciation and amortization of $128 million, partially offset by an $86 million increase in working capital largely attributable to increased inventories.
Investing Activities
Cash flows used in investing activities relate primarily to our capital expenditures, including expansion and maintenance capital, major acquisitions and investments in joint venture interests. See "Capital Requirements," below, for additional details on our investing activities.
In addition to $1.0 billion of cash used for expansion and maintenance capital expenditures, net cash used in investing activities for the six months ended June 30, 2014 included $65 million of acquisitions completed in the Crude Oil Acquisition and Marketing segment and $61 million of investments in joint venture interests. Net cash used in investing activities of $380 million for the six months ended June 30, 2013 related to expansion capital projects and maintenance capital on our existing assets and the acquisition of the Marcus Hook facility for $60 million from Sunoco, Inc. ("Sunoco").
Financing Activities
Cash flows from financing activities relate primarily to the payment of distributions to partners; borrowings and repayments under our credit facilities; the cash impacts of debt and equity activities; and changes in advances to affiliated companies, which prior to our transition away from Sunoco's cash management program in 2014, represented our cash held by Sunoco in connection with our participation in that program.
Net cash provided by financing activities for the six months ended June 30, 2014 of $986 million resulted primarily from $989 million of net proceeds related to the April 2014 issuance of the 2024 and 2044 Senior Notes; the $50 million of net borrowings under our $1.50 billion Credit Facility; the $239 million decrease in advances to affiliates, which represented our cash held by Sunoco in accordance with our participation in Sunoco's cash management program; and the $102 million of net proceeds from our ATM program. These sources of cash were partially offset by $215 million in distributions paid to limited partners and the general partner and the $175 million repayment of the 8.75 percent Senior Notes in February 2014. Net cash provided by financing activities in 2013 resulted primarily from $691 million of net proceeds related to the January 2013 offering of the 2023 and 2043 Senior Notes. This source of cash was partially offset by a $359 million increase in advances to affiliates, $165 million in distributions paid to limited partners and the general partner, and $104 million of net repayments under our credit facilities.
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

•	Major acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.
The following table summarizes our capital expenditures for the periods presented:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Expansion	$1,092	$310
Maintenance	31	22
Acquisitions	80	60
Investment in joint venture interests	58	—
Total	$1,261	$392
Expansion capital expenditures for the six months ended June 30, 2014 and 2013 included projects to: invest in the previously announced Mariner and Allegheny Access projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through previously announced expansion capital projects in Texas and Oklahoma; expand the service capabilities of our refined products acquisition and marketing business; and upgrade the service capabilities at our bulk marine terminals. We expect total expansion capital spending, excluding major acquisitions and investment in joint venture interests, to be approximately $2 billion in 2014. Projected expansion capital includes spending to capture more value from existing assets such as the Marcus Hook Facility, the Nederland terminal and our patented blending technology. Expansion capital expenditures in 2014 will also include continued progress on our previously announced growth projects.
Maintenance capital expenditures for both periods presented primarily included recurring expenditures such as pipeline integrity costs; pipeline relocations; repair and upgrade of field instrumentation, including measurement devices; repair and replacement of tank floors and roofs; upgrades of cathodic protection systems; crude trucks and related equipment; and the upgrade of pump stations. We continue to estimate our maintenance capital spending to be approximately $70 million in 2014.
Acquisitions for the six months ended June 30, 2014 included a crude oil acquisition and marketing business and related assets, and a controlling financial interest in a rail facility. Acquisitions for the six months ended June 30, 2013 included our acquisition of the Marcus Hook facility from Sunoco.
Investment in joint venture interests in 2014 consisted of our acquisition of an additional ownership interest in Explorer Pipeline Company, which increased our ownership interest from 9.4 percent to 13.3 percent, and contributions to SunVit Pipeline LLC and Bayview Refining Company, LLC.
We expect to fund future capital expenditures, including any acquisitions, from cash provided by operations, with proceeds from debt and equity offerings and, to the extent necessary, from borrowings under our credit facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various risks, including volatility in the interest rates associated with our variable-rate debt and in the prices of the products that we market. In order to manage such exposure, debt levels, interest rates, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management.
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At June 30, 2014, we had $285 million of variable-rate borrowings under the revolving credit facilities. Outstanding borrowings bear interest cost of LIBOR plus an applicable margin. Our weighted average interest rate on our variable-rate borrowings was approximately 1 percent at June 30, 2014.
At June 30, 2014, we had $2.98 billion of fixed-rate borrowings associated with our outstanding senior notes, excluding $112 million of unamortized premiums. The estimated fair value of our senior notes was $3.17 billion at June 30, 2014.
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
We do not use futures or other derivative instruments to speculate on crude oil, refined products or natural gas liquids ("NGL") prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products and NGL purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At June 30, 2014, the fair market value of our open derivative positions was a net liability of $8 million on 6.2 million barrels of refined products and NGLs. These derivative positions vary in length but do not extend beyond one year.
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
During the second quarter 2014, the Partnership implemented a new enterprise resource planning system, which includes applications to facilitate business processes such as accounting, financial reporting, and supply chain management. In connection with this transition, certain of the Partnership's internal controls were changed or modified accordingly. None of the changes were in response to any identified deficiency or weakness in the Partnership's internal control over financial reporting.
As of June 30, 2014, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer, and its Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective.
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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
There are certain pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, financial position or cash flows at June 30, 2014.

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

3.1*
Amendment No. 3 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of June 12, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, file No. 1-31219, filed June 17, 2014)

3.2*
Amendment No. 4 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of July 30, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, file No. 1-31219, filed August 4, 2014)

4.1*
Indenture, dated as of December 16, 2005, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, the subsidiary guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-3, File No. 333-130564, filed December 21, 2005).

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

10.1*
Sunoco Partners LLC Amended and Restated Annual Short-Term Incentive Bonus Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed May 8, 2014)

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

101.1
The following financial information from Sunoco Logistics Partners L.P.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements.

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
Date: August 7, 2014