Form 10-Q
period 2014-09-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2014-11-06
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 30, 2014, the number of the registrant’s Common Units outstanding were 220,669,204.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Sales and other operating revenue:
Unaffiliated customers	$4,616	$4,120	$13,199	$11,166
Affiliates (Note 4)	299	408	1,014	1,185
Total Revenues	4,915	4,528	14,213	12,351
Costs and Expenses
Cost of products sold	4,581	4,287	13,308	11,534
Operating expenses	48	36	105	87
Selling, general and administrative expenses	37	33	101	100
Depreciation and amortization expense	77	68	220	196
Total Costs and Expenses	4,743	4,424	13,734	11,917
Operating Income	172	104	479	434
Interest cost and debt expense, net	(38)	(25)	(101)	(72)
Capitalized interest	24	3	50	14
Other income	7	7	18	16
Income Before Provision for Income Taxes	165	89	446	392
Provision for income taxes (Note 8)	(8)	(8)	(21)	(23)
Net Income	157	81	425	369
Less: Net income attributable to noncontrolling interests	(2)	(3)	(7)	(8)
Net Income Attributable to Sunoco Logistics Partners L.P.	155	78	418	361
Less: General Partner's interest	(49)	(31)	(131)	(88)
Limited Partners' interest	$106	$47	$287	$273

Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5): (1)
Basic	$0.50	$0.23	$1.37	$1.32
Diluted	$0.50	$0.23	$1.36	$1.31

Weighted average Limited Partners' units outstanding (Note 5): (1)
Basic	212.5	207.6	209.6	207.6
Diluted	213.8	208.7	210.8	208.5

Net Income	$157	$81	$425	$369
Adjustment to affiliate's pension funded status	—	—	1	—
Other Comprehensive Income	—	—	1	—
Comprehensive Income	157	81	426	369
Less: Comprehensive income attributable to noncontrolling interests	(2)	(3)	(7)	(8)
Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$155	$78	$419	$361

(1) Amounts reflect the second quarter 2014 two-for-one unit split (Note 11).

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$58	$39
Advances to affiliated companies (Note 4)	—	239
Accounts receivable, affiliated companies (Note 4)	—	11
Accounts receivable, net	2,842	2,184
Inventories (Note 6)	605	600
Other current assets	3	7
Total Current Assets	3,508	3,080
Properties, plants and equipment	8,685	6,785
Less accumulated depreciation and amortization	(446)	(266)
Properties, plants and equipment, net	8,239	6,519
Investment in affiliates	208	125
Long-term note receivable, affiliated companies (Note 4)	11	—
Goodwill	1,358	1,346
Intangible assets, net (Note 7)	783	794
Other assets	54	33
Total Assets	$14,161	$11,897
Liabilities and Equity
Accounts payable	$2,887	$2,451
Accounts payable, affiliated companies (Note 4)	15	17
Accrued liabilities	189	197
Accrued taxes payable (Note 8)	72	71
Total Current Liabilities	3,163	2,736
Long-term debt (Note 9)	3,640	2,503
Other deferred credits and liabilities	76	80
Deferred income taxes (Note 8)	249	253
Total Liabilities	7,128	5,572
Commitments and contingent liabilities (Note 10)
Redeemable noncontrolling interests (Note 3)	15	—
Total Equity	7,018	6,325
Total Liabilities and Equity	$14,161	$11,897
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$425	$369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	220	196
Claim for recovery of environmental liability	—	(3)
Proceeds from insurance recovery	3	—
Deferred income tax expense (benefit)	(4)	4
Amortization of bond premium	(11)	(17)
Amortization of financing fees and bond discount	1	—
Non-cash compensation expense	12	10
Equity in earnings of unconsolidated affiliates	(18)	(14)
Distributions from unconsolidated affiliates	9	10
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	14	12
Accounts receivable, net	(642)	(388)
Inventories	18	(85)
Accounts payable, affiliated companies	(2)	—
Accounts payable and accrued liabilities	326	369
Accrued taxes payable	1	13
Unrealized gains on commodity risk activities	(14)	(12)
Other	(12)	(3)
Net cash provided by operating activities	326	461
Cash Flows from Investing Activities:
Capital expenditures	(1,790)	(605)
Investment in joint venture interests	(78)	—
Acquisitions, net of cash received	(65)	(60)
Change in long-term note receivable, affiliated companies	(11)	—
Net cash used in investing activities	(1,944)	(665)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(335)	(256)
Distributions paid to noncontrolling interests	(4)	(7)
Contributions from general partner	2	—
Net proceeds from issuance of limited partner units	593	—
Payments of statutory withholding on net issuance of limited partner units under LTIP	(6)	(1)
Repayments under credit facilities	(1,770)	(119)
Borrowings under credit facilities	2,095	15
Net proceeds from issuance of long-term debt	989	691
Repayments of senior notes	(175)	—
Advances to affiliated companies, net	239	(126)
Contributions attributable to acquisition from affiliate	9	6
Net cash provided by financing activities	1,637	203
Net change in cash and cash equivalents	19	(1)
Cash and cash equivalents at beginning of period	39	3
Cash and cash equivalents at end of period	$58	$2
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions)

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 1, 2013	$5,175	$897	$—	$123	$6,195
Net Income	273	88	—	8	369
Total comprehensive income	273	88	—	8	369
Non-cash compensation expense	10	—	—	—	10
Distribution equivalent rights	(2)	—	—	—	(2)
Payments of statutory withholding on net issuance of limited partner units under LTIP	(1)	—	—	—	(1)
Distributions	(178)	(78)	—	(7)	(263)
Contributions attributable to acquisition from affiliate	6	—	—	—	6
Increase attributable to acquisition from affiliate	4	—	—	—	4
Other	—	1	—	—	1
Balance at September 30, 2013	$5,287	$908	$—	$124	$6,319

Balance at January 1, 2014	$5,292	$912	$—	$121	$6,325
Net Income	287	131	—	7	425
Adjustment to affiliate's pension funded status	—	—	1	—	1
Total comprehensive income	287	131	1	7	426
Issuance of limited partner units to the public	593	2	—	—	595
Non-cash compensation expense	12	—	—	—	12
Distribution equivalent rights	(3)	—	—	—	(3)
Payments of statutory withholding on net issuance of limited partner units under LTIP	(6)	—	—	—	(6)
Distributions	(218)	(117)	—	(4)	(339)
Contributions attributable to acquisition from affiliate	9	—	—	—	9
Other	(1)	—	—	—	(1)
Balance at September 30, 2014	$5,965	$928	$1	$124	$7,018
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
The condensed consolidated financial statements reflect the results of the Partnership and its wholly owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. The Partnership's controlling financial interests are attributed to voting interests greater than 50 percent. The Partnership holds a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), West Texas Gulf Pipe Line Company ("West Texas Gulf") and Price River Terminal, LLC ("PRT"), which was acquired in the second quarter 2014 (Note 3), and as such, these entities are reflected as consolidated subsidiaries of the Partnership. The Partnership is not the primary beneficiary of any variable-interest entities ("VIEs"). All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests in net income and equity are shown separately in the condensed consolidated statements of comprehensive income and balance sheets, respectively. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, or VIEs in which the Partnership has a variable interest but of which the Partnership is not the primary beneficiary, are accounted for under the equity method of accounting.
In May 2014, the Financial Accounting Standards Board ("FASB") codified guidance related to the recognition of revenue from contracts with customers. The new guidance outlined the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods, with early adoption prohibited. The Partnership is currently assessing the impact, if any, that adoption of the new guidance will have on its consolidated financial position and results of operations.
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in annual financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from the Partnership's audited financial statements for the year ended December 31, 2013. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and nine months ended September 30, 2014 are not necessarily indicative of results for the full year 2014.
Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current-year presentation.
2. Changes in Business and Other Matters
In the second quarter 2014, the Partnership entered into a joint agreement to form Bayview Refining Company, LLC ("Bayview"). Bayview will construct and operate a facility that will process crude oil into intermediate petroleum products. The Partnership will fund construction of the facility through contributions proportionate to its 49 percent economic and voting interests, with the remaining portion funded by the joint owner through a promissory note entered into with the Partnership. Through September 30, 2014, the joint owners have made contributions totaling $21 million. The facility is expected to commence operations in the second half of 2015. Bayview is a variable interest entity of which the Partnership is not the primary beneficiary. As a result, the Partnership's investment in Bayview is reflected as an equity method investment within the Crude Oil Acquisition and Marketing segment.
In connection with the formation of Bayview, the joint owners agreed to guarantee the obligations of Bayview with respect to certain third-party operating agreements over a ten-year term. The fair value of the liability recognized in connection with the guarantee was not material in relation to the Partnership’s financial position at September 30, 2014.

In the first quarter 2014, the Partnership exercised its rights to acquire an additional ownership interest in Explorer Pipeline Company ("Explorer") from an affiliate of Chevron for $42 million, increasing the Partnership's ownership interest from 9.4 to 13.3 percent. Explorer owns approximately 1,400 miles of refined products pipelines running from the Gulf Coast of the United States to the Chicago, Illinois area. The fair value of the investment was estimated based on the fair value of the consideration transferred. The investment continues to be accounted for as an equity method investment within the Partnership's Refined Products Pipelines segment, with the equity income recorded based on the Partnership's ownership percentage for each period presented.
In the third quarter 2013, the Partnership entered into an agreement to form SunVit Pipeline LLC ("SunVit"), a joint venture with Vitol, Inc. ("Vitol"), in which each party will maintain a 50 percent economic and voting interest. SunVit will construct and own a crude oil pipeline, which will originate in Midland, Texas and run to Garden City, Texas. The new pipeline will connect to the Partnership's existing pipelines and, along with the Partnership's Permian Express 2 pipeline project, will provide additional takeaway capacity from the Permian Basin. SunVit is expected to commence operations in 2015. Under the terms of the joint agreement, each owner will fund construction of the pipeline and operating expenses in proportion with its ownership interest. Through September 30, 2014, the Partnership and Vitol have made contributions totaling $51 million. SunVit is reflected as an equity method investment within the Partnership's Crude Oil Pipelines segment.
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
Also in the second quarter 2014, the Partnership acquired a 55 percent economic and voting interest in Price River Terminal, LLC ("PRT"), a rail facility in Wellington, Utah. As the Partnership acquired a controlling financial interest in PRT, the entity is reflected as a consolidated subsidiary of the Partnership from the acquisition date and is included in the Crude Oil Acquisition and Marketing segment. The terms of the acquisition provide PRT’s noncontrolling interest holders the option to sell their interests to the Partnership at a price defined in the purchase agreement. As a result, the noncontrolling interests attributable to PRT are excluded from the Partnership's total equity and are instead reflected as redeemable interests in the condensed consolidated balance sheet as of September 30, 2014.
The $65 million purchase price for these acquisitions (net of cash received) consisted primarily of net working capital largely attributable to inventory ($24 million), properties, plants and equipment ($14 million), and intangible assets ($28 million). These preliminary fair value allocations also resulted in an increase to goodwill ($12 million) and redeemable noncontrolling interests ($15 million).
In the second quarter 2013, the Partnership acquired Sunoco, Inc.'s ("Sunoco") Marcus Hook facility and related assets (the "Marcus Hook Facility") for $60 million in cash including certain acquisition costs. The acquisition included terminalling and storage assets located in Pennsylvania and Delaware, and commercial agreements, including a reimbursement agreement under which Sunoco will reimburse the Partnership $40 million for certain operating expenses of the Marcus Hook Facility through March 31, 2017. The reimbursement proceeds are reflected as contributions to equity. The Partnership will be indemnified against environmental liabilities resulting from events which occurred at the Marcus Hook Facility prior to the closing of the transaction. Since the transaction was with an entity under common control, the assets acquired and liabilities assumed were recorded by the Partnership at Sunoco's net carrying value plus acquisition costs. The difference between Sunoco’s net carrying value and the consideration transferred was recorded as an increase to equity. The acquisition was included within the Terminal Facilities segment.
No pro forma information has been presented, as the impact of these acquisitions was not material in relation to the Partnership's consolidated financial position or results of operations.
4. Related Party Transactions
The Partnership is a consolidated subsidiary of Energy Transfer Partners, L.P. ("ETP"). ETP and one of its affiliates own Sunoco Partners LLC, the Partnership's general partner, and a 30.3 percent limited partner interest in the Partnership. The Partnership has various operating and administrative agreements with ETP and its affiliates, including Sunoco, which include the agreements described below.

Advances to Affiliated Companies
Through the second quarter 2014, the Partnership participated in Sunoco's centralized cash management program pursuant to a treasury services agreement. Under the program, the Partnership's cash receipts and cash disbursements were processed, together with those of Sunoco and its other subsidiaries, through Sunoco's cash accounts with a corresponding credit or charge to an affiliated account. In the fourth quarter 2013, the Partnership established separate cash accounts and began to transition to processing its own cash receipts and disbursements. The Partnership has completed the transition and ceased participation in Sunoco's cash management program.
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
The Partnership's share of allocated ETP employee benefit plan expenses, including noncontributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits are reflected in cost of products sold, operating expenses, and selling, general and administrative expenses in the condensed consolidated statements of comprehensive income.
Affiliated Revenues and Accounts Receivable, Affiliated Companies
The Partnership is party to various agreements with ETP and its affiliates (including Sunoco) to supply crude oil, refined products and NGLs, as well as to provide pipeline and terminalling services. The revenues associated with these activities are reflected as affiliated revenues in the condensed consolidated statements of comprehensive income.
The Partnership's note receivable in connection with its interest in Bayview (Note 2) is reflected in long-term note receivable, affiliated companies in the condensed consolidated balance sheet as of September 30, 2014.
Capital Contributions
During the nine months ended September 30, 2014, the Partnership issued 0.3 million limited partnership units to participants in the Sunoco Partners LLC Long-Term Incentive Plan ("LTIP") upon completion of award vesting requirements, compared to less than 0.1 million limited partnership units issued during the nine months ended September 30, 2013. In addition, during the nine months ended September 30, 2014, the Partnership issued 5.0 million limited partnership units under its at-the-market equity offering program ("ATM program"), which was established in the first quarter 2014 (Note 11). As a result of these issuances of limited partnership units, the Partnership recorded $2 million and less than $0.1 million of capital contributions from the general partner during the nine months ended September 30, 2014 and 2013, respectively. These contributions were previously required for the general partner to maintain its two percent general partner interest. In July 2014, the Partnership agreement was amended to remove the obligation of the general partner to make capital contributions upon the issuance of limited partner units to retain a two percent interest.
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
5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit
The general partner's interest in net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to partners") through September 30, 2014 consists of its approximate two percent general partner interest and "incentive distributions," which are increasing percentages of up to 50 percent of quarterly distributions in excess of $0.0833 per common unit (Note 12). The general partner was allocated net income attributable to partners of $49 and $31 million (representing 32 and 40 percent of total net income attributable to partners) for the three months ended September 30, 2014 and 2013, respectively, and $131 and $88 million (representing 31 and 24 percent of total net income attributable to partners) for the nine months ended September 30, 2014 and 2013, respectively. Diluted net income attributable to partners per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to partners by the sum of the weighted average number of common units outstanding and the dilutive effect of unvested incentive unit awards (Note 13).
The following table reconciles the weighted average number of common units used to compute basic net income attributable to limited partners per unit to those used to compute diluted net income attributable to limited partners per unit for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Weighted average number of units outstanding, basic (1)	212.5	207.6	209.6	207.6
Add effect of dilutive incentive awards (1)	1.3	1.1	1.2	0.9
Weighted average number of units, diluted (1)	213.8	208.7	210.8	208.5

(1) Amounts reflect the second quarter 2014 two-for-one unit split (Note 11).
6. Inventories
The components of inventories are as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Crude oil	$459	$488
Refined products	132	99
Refined products additives	2	3
Materials, supplies and other	12	10
	$605	$600
7. Intangible Assets
The components of intangible assets are as follows:

	Weighted Average Amortization Period	September 30, 2014	December 31, 2013
	(in years)	(in millions)
Gross
Customer relationships	18	$836	$808
Technology	10	47	47
Total gross		883	855
Accumulated amortization
Customer relationships		(90)	(56)
Technology		(10)	(5)
Total accumulated amortization		(100)	(61)
Total Net		$783	$794
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
Amortization expense was $14 and $12 million for the three months ended September 30, 2014 and 2013, respectively, and $39 and $37 million for the nine months ended September 30, 2014 and 2013, respectively. The Partnership forecasts approximately $51 million of annual amortization expense for each year through the year 2018 for these intangible assets.

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
9. Debt
The components of the Partnership's debt balance are as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Credit Facilities
$1.50 billion Credit Facility, due November 2018	$525	$200
$35 million Credit Facility, due April 2015 (1)	35	35
Senior Notes
Senior Notes - 8.75%, due February 2014 (2)	—	175
Senior Notes - 6.125%, due May 2016	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25% due April 2024	300	—
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30% due April 2044	700	—
Unamortized fair value adjustments	109	120
Total debt	3,644	2,505
Less:
Unamortized bond discount	(4)	(2)
Long-term debt	$3,640	$2,503
(1) Amounts outstanding under West Texas Gulf's $35 million Credit Facility at September 30, 2014 have been classified as long-term debt as West Texas Gulf has the ability and intent to refinance such borrowings on a long-term basis.
(2) The 8.75 percent Senior Notes were classified as long-term debt at December 31, 2013 as the Partnership repaid these notes in February 2014 with borrowings under its $1.50 billion Credit Facility due in 2018.
Credit Facilities
The Operating Partnership maintains a $1.50 billion unsecured credit facility (the "$1.50 billion Credit Facility"), which matures in November 2018, to fund the Partnership's working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The $1.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $2.25 billion under certain conditions. The facility bears interest at LIBOR or the Base Rate (as defined in the facility), each plus an applicable margin. The credit facility may be repaid at any time. Outstanding borrowings under this credit facility were $525 and $200 million at September 30, 2014 and December 31, 2013, respectively.
The $1.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.2 to 1 at September 30, 2014, as calculated in accordance with the credit agreement.
West Texas Gulf maintains a $35 million revolving credit facility (the "$35 million Credit Facility") which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate activities, including working capital and capital expenditures. The $35 million Credit Facility contains various covenants limiting West Texas Gulf's ability to grant certain liens; make certain loans, acquisitions and investments; make any material changes to the nature of its business; or enter into a merger or sale of assets. The credit facility also limits West Texas Gulf, on a rolling four quarter basis, to a minimum fixed charge coverage ratio of 1.00 to 1, as defined in the underlying credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. At September 30, 2014, West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.32 to 1 and 0.82 to 1, respectively. Outstanding borrowings under this credit facility were $35 million at September 30, 2014 and December 31, 2013.
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
10. Commitments and Contingent Liabilities
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At September 30, 2014 and December 31, 2013, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $4 and $5 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or are reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $3 and $1 million for the three months ended September 30, 2014 and 2013, respectively, and $11 and $7 million for the nine months ended September 30, 2014 and 2013, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at September 30, 2014.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At September 30, 2014, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $6 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably for the Partnership. Management does not believe that any liabilities which may arise from such claims or the environmental matters discussed above would be material in relation to the Partnership's financial position, results of operations or cash flows at September 30, 2014. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results of operations or cash flows.

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
Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at September 30, 2014. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at September 30, 2014.
11. Equity
The changes in the number of units outstanding from January 1, 2013 through September 30, 2014 are as follows:

Common Units
(in millions)
Balance at January 1, 2013	207.7
Units issued under incentive plans	—
Balance at December 31, 2013	207.7
Units issued in public offering	7.7
Units issued under ATM program	5.0
Units issued under incentive plans	0.3
Balance at September 30, 2014	220.7
On June 12, 2014, the Partnership completed a two-for-one split of its common units. The unit split resulted in the issuance of one additional common unit for every one common unit owned. All unit and per unit information included in this report are presented on a post-split basis.
In the first quarter 2014, the Partnership filed a registration statement and established a $250 million ATM program. The program allows the Partnership to issue common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment grade credit ratings. For the three and nine months ended September 30, 2014, the Partnership issued 2.8 and 5.0 million common units under this program, for net proceeds of $129 and $231 million, respectively. All remaining units authorized under the $250 million ATM program were issued during October 2014.
In the third quarter 2014, the Partnership filed a registration statement which will allow the Partnership to issue up to an additional $1.0 billion of common units directly to the public under its ATM program.
In September 2014, the Partnership completed an overnight public offering of 7.7 million common units for net proceeds of $362 million. The net proceeds from this offering were used to repay outstanding borrowings under the $1.50 billion Credit Facility and for general partnership purposes.
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
The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units through September 30, 2014:

			Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount		General Partner		Unitholders
Minimum Quarterly Distribution		$0.0750	2%		98%
First Target Distribution	up to	$0.0833	2%		98%
	above	$ 0.0833
Second Target Distribution	up to	$ 0.0958	15%	(1)	85%
	above	$ 0.0958
Third Target Distribution	up to	$ 0.2638	37%	(1)	63%
Thereafter	above	$0.2638	50%	(1)	50%

(1) Includes general partner interest.
The distributions paid by the Partnership for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
August 14, 2014	$0.3650	$77	$43
May 15, 2014	$0.3475	$72	$39
February 14, 2014	$0.3312	$69	$35
November 14, 2013	$0.3150	$65	$32
August 14, 2013	$0.3000	$62	$29
May 15, 2013	$0.2863	$59	$26
February 14, 2013	$0.2725	$57	$23
On October 21, 2014, the Partnership's general partner announced a cash distribution of $0.3825 per common unit ($1.53 annualized), representing the distribution for the third quarter 2014. The $133 million distribution, including $49 million to the general partner for its interest and incentive distribution rights, will be paid on November 14, 2014 to unitholders of record on November 7, 2014.
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
During the nine months ended September 30, 2014, the Partnership issued 0.3 million common units under the LTIP, compared to less than 0.1 million common units during the nine months ended September 30, 2013. The Partnership recognized share based compensation expense of $12 and $10 million for the nine months ended September 30, 2014 and 2013, respectively. Each of the outstanding restricted unit grants have tandem distribution equivalent rights which are recognized as a reduction to equity when earned.

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
The physical contracts related to the Partnership's crude oil, refined products and NGL businesses that qualify as derivatives are designated as normal purchases and sales and accounted for using accrual accounting under United States generally accepted accounting principles. The Partnership accounts for derivatives that do not qualify as normal purchases and sales at fair value. The Partnership currently does not utilize derivative instruments to manage its exposure to prices related to crude oil purchase and sale activities.
Pursuant to the Partnership's approved risk management policy, derivative contracts such as swaps, futures and other instruments may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions. The Partnership uses such derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it. Since the first quarter 2013, the Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the condensed consolidated statement of comprehensive income as they are incurred. For refined products, derivative contracts that were designated and qualified as cash flow hedges during the first quarter 2013, the portion of the gain or loss on the derivative contract that was effective in offsetting the variable cash flows associated with the hedged forecasted transaction was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), was recognized immediately in earnings. The amount of hedge ineffectiveness on derivative contracts was not material during the first quarter 2013. All realized gains and losses associated with refined products derivative contracts are recorded in earnings in the same line item associated with the forecasted transaction (either in sales and other operating revenue or cost of products sold).
The Partnership had open derivative positions on approximately 7.0 and 1.6 million barrels of refined products and NGLs at September 30, 2014 and December 31, 2013, respectively. The derivatives outstanding as of September 30, 2014 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of September 30, 2014, the fair value of the Partnership's derivative assets and liabilities were $18 and $6 million, respectively, compared to $1 and $3 million, respectively, at December 31, 2013.
Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.
The following table sets forth the impact of derivatives on the Partnership's results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Location of Gains (Losses) Recognized in Earnings	(in millions)		(in millions)
Commodity contracts designated as cash flow hedging instruments:
Sales and other operating revenue	$—	$—	$—	$(1)
Cost of products sold	—	—	—	—
	$—	$—	$—	$(1)
Commodity contracts not designated as cash flow hedging instruments:
Sales and other operating revenue	$22	$1	$13	$2
Cost of products sold	(3)	4	(3)	—
	$19	$5	$10	$2
Credit Risk Management
The Partnership maintains credit policies with regard to its counterparties that management believes minimize the overall credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. The credit positions of the Partnership's customers are analyzed prior to the extension of credit and periodically after credit has been extended. The Partnership's counterparties consist primarily of financial institutions and major integrated oil companies. This concentration of counterparties may impact the Partnership's overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. At September 30, 2014 and December 31, 2013, the Partnership did not hold any over-the-counter derivatives.
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At September 30, 2014, the Partnership had $560 million of consolidated variable-rate borrowings under its revolving credit facilities.
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
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair values of the Partnership's senior notes are determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at September 30, 2014 was $3.09 billion, compared to the carrying amount of $3.08 billion. The estimated aggregate fair value of the senior notes at December 31, 2013 was $2.17 billion, compared to the carrying amount of $2.27 billion.
For further information regarding the Partnership's fair value measurements, see Notes 3 and 14.

16. Business Segment Information
The following tables summarize condensed consolidated statement of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to the Partnership for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Sales and other operating revenue (1)
Crude Oil Pipelines	$144	$139	$413	$356
Crude Oil Acquisition and Marketing	4,497	4,244	13,023	11,550
Terminal Facilities	298	177	868	536
Refined Products Pipelines	46	34	127	96
Intersegment eliminations	(70)	(66)	(218)	(187)
Total sales and other operating revenue	$4,915	$4,528	$14,213	$12,351

Depreciation and amortization
Crude Oil Pipelines	$25	$23	$73	$67
Crude Oil Acquisition and Marketing	15	12	41	36
Terminal Facilities	29	27	83	75
Refined Products Pipelines	8	6	23	18
Total depreciation and amortization	$77	$68	$220	$196

Adjusted EBITDA
Crude Oil Pipelines	$95	$98	$292	$247
Crude Oil Acquisition and Marketing	66	18	131	200
Terminal Facilities	61	47	244	171
Refined Products Pipelines	24	18	67	43
Total Adjusted EBITDA	246	181	734	661
Interest expense, net	(14)	(22)	(51)	(58)
Depreciation and amortization expense	(77)	(68)	(220)	(196)
Provision for income taxes	(8)	(8)	(21)	(23)
Non-cash compensation expense	(4)	(4)	(12)	(10)
Unrealized gains on commodity risk management activities	21	8	14	12
Amortization of excess equity method investment	(1)	—	(2)	(1)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(6)	(6)	(17)	(16)
Net Income	157	81	425	369
Less: Net income attributable to noncontrolling interests	(2)	(3)	(7)	(8)
Net Income Attributable to Sunoco Logistics Partners L.P.	$155	$78	$418	$361

(1) Sales and other operating revenue includes the following amounts from ETP and its affiliates (including Sunoco) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Crude Oil Acquisition and Marketing	$231	$367	$842	$1,048
Terminal Facilities	64	32	157	111
Refined Products Pipelines	4	9	15	26
Total sales and other operating revenue from affiliates	$299	$408	$1,014	$1,185

The following table summarizes the identifiable assets for each segment as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in millions)
Crude Oil Pipelines	$3,680	$3,321
Crude Oil Acquisition and Marketing	4,462	3,863
Terminal Facilities	3,310	2,701
Refined Products Pipelines	2,528	1,684
Corporate and other (1)	181	328
Total identifiable assets	$14,161	$11,897

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
The following supplemental condensed consolidating financial information reflects the Parent Guarantor's separate accounts, the Subsidiary Issuer's separate accounts, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations, and the Parent Guarantor's consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent Guarantor's investments in its subsidiaries and the Subsidiary Issuer's investments in its subsidiaries are accounted for under the equity method of accounting.

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$4,616	$—	$4,616
Affiliates	—	—	299	—	299
Total Revenues	—	—	4,915	—	4,915
Costs and Expenses
Cost of products sold	—	—	4,581	—	4,581
Operating expenses	—	—	48	—	48
Selling, general and administrative expenses	—	—	37	—	37
Depreciation and amortization expense	—	—	77	—	77
Total Costs and Expenses	—	—	4,743	—	4,743
Operating Income	—	—	172	—	172
Interest cost and debt expense, net	—	(37)	(1)	—	(38)
Capitalized interest	—	24	—	—	24
Other income	—	—	7	—	7
Equity in earnings of subsidiaries	155	168	—	(323)	—
Income (Loss) Before Provision for Income Taxes	155	155	178	(323)	165
Provision for income taxes	—	—	(8)	—	(8)
Net Income (Loss)	155	155	170	(323)	157
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$155	$155	$168	$(323)	$155

Comprehensive Income (Loss)	$155	$155	$170	$(323)	$157
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$155	$155	$168	$(323)	$155

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2013
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$4,120	$—	$4,120
Affiliates	—	—	408	—	408
Total Revenues	—	—	4,528	—	4,528
Costs and Expenses
Cost of products sold	—	—	4,287	—	4,287
Operating expenses	—	—	36	—	36
Selling, general and administrative expenses	—	—	33	—	33
Depreciation and amortization expense	—	—	68	—	68
Total Costs and Expenses	—	—	4,424	—	4,424
Operating Income	—	—	104	—	104
Interest cost and debt expense, net	—	(23)	(2)	—	(25)
Capitalized interest	—	3	—	—	3
Other income	—	—	7	—	7
Equity in earnings of subsidiaries	78	98	—	(176)	—
Income (Loss) Before Provision for Income Taxes	78	78	109	(176)	89
Provision for income taxes	—	—	(8)	—	(8)
Net Income (Loss)	78	78	101	(176)	81
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$78	$78	$98	$(176)	$78

Comprehensive Income (Loss)	$78	$78	$101	$(176)	$81
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$78	$78	$98	$(176)	$78

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$13,199	$—	$13,199
Affiliates	—	—	1,014	—	1,014
Total Revenues	—	—	14,213	—	14,213
Costs and Expenses
Cost of products sold	—	—	13,308	—	13,308
Operating expenses	—	—	105	—	105
Selling, general and administrative expenses	—	—	101	—	101
Depreciation and amortization expense	—	—	220	—	220
Total Costs and Expenses	—	—	13,734	—	13,734
Operating Income	—	—	479	—	479
Interest cost and debt expense, net	—	(98)	(3)	—	(101)
Capitalized interest	—	50	—	—	50
Other income	—	—	18	—	18
Equity in earnings of subsidiaries	418	466	—	(884)	—
Income (Loss) Before Provision for Income Taxes	418	418	494	(884)	446
Provision for income taxes	—	—	(21)	—	(21)
Net Income (Loss)	418	418	473	(884)	425
Less: Net income attributable to noncontrolling interests	—	—	(7)	—	(7)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$418	$418	$466	$(884)	$418

Comprehensive Income (Loss)	$418	$418	$474	$(884)	$426
Less: Comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$418	$418	$467	$(884)	$419

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2013
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$11,166	$—	$11,166
Affiliates	—	—	1,185	—	1,185
Total Revenues	—	—	12,351	—	12,351
Costs and Expenses
Cost of products sold	—	—	11,534	—	11,534
Operating expenses	—	—	87	—	87
Selling, general and administrative expenses	—	—	100	—	100
Depreciation and amortization expense	—	—	196	—	196
Total Costs and Expenses	—	—	11,917	—	11,917
Operating Income	—	—	434	—	434
Interest cost and debt expense, net	—	(68)	(4)	—	(72)
Capitalized interest	—	14	—	—	14
Other income	—	—	16	—	16
Equity in earnings of subsidiaries	361	415	—	(776)	—
Income (Loss) Before Provision for Income Taxes	361	361	446	(776)	392
Provision for income taxes	—	—	(23)	—	(23)
Net Income (Loss)	361	361	423	(776)	369
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$361	$361	$415	$(776)	$361

Comprehensive Income (Loss)	$361	$361	$423	$(776)	$369
Less: Comprehensive income attributable to noncontrolling interests	—	—	(8)	—	(8)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$361	$361	$415	$(776)	$361

Condensed Consolidating Balance Sheet
September 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$58	$—	$—	$58
Accounts receivable, net	—	—	2,842	—	2,842
Inventories	—	—	605	—	605
Other current assets	—	—	3	—	3
Total Current Assets	—	58	3,450	—	3,508
Properties, plants and equipment, net	—	—	8,239	—	8,239
Investment in affiliates	6,518	9,463	208	(15,981)	208
Long-term note receivable, affiliated companies	—	—	11	—	11
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	783	—	783
Other assets	—	18	36	—	54
Total Assets	$6,518	$9,539	$14,085	$(15,981)	$14,161
Liabilities and Equity
Accounts payable	$—	$—	$2,887	$—	$2,887
Accounts payable, affiliated companies	—	5	10	—	15
Accrued liabilities	—	18	171	—	189
Accrued taxes payable	—	—	72	—	72
Intercompany	(376)	(607)	983	—	—
Total Current Liabilities	(376)	(584)	4,123	—	3,163
Long-term debt	—	3,605	35	—	3,640
Other deferred credits and liabilities	—	—	76	—	76
Deferred income taxes	—	—	249	—	249
Total Liabilities	(376)	3,021	4,483	—	7,128
Redeemable noncontrolling interests	—	—	15	—	15
Total Equity	6,894	6,518	9,587	(15,981)	7,018
Total Liabilities and Equity	$6,518	$9,539	$14,085	$(15,981)	$14,161

Condensed Consolidating Balance Sheet
December 31, 2013
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$12	$27	$—	$39
Advances to (from) affiliated companies	217	79	(57)	—	239
Accounts receivable, affiliated companies	—	—	11	—	11
Accounts receivable, net	—	—	2,184	—	2,184
Inventories	—	—	600	—	600
Other current assets	—	—	7	—	7
Total Current Assets	217	91	2,772	—	3,080
Properties, plants and equipment, net	—	—	6,519	—	6,519
Investment in affiliates	5,988	8,399	125	(14,387)	125
Goodwill	—	—	1,346	—	1,346
Intangible assets, net	—	—	794	—	794
Other assets	—	10	23	—	33
Total Assets	$6,205	$8,500	$11,579	$(14,387)	$11,897
Liabilities and Equity
Accounts payable	$—	$—	$2,451	$—	$2,451
Accounts payable, affiliated companies	—	—	17	—	17
Accrued liabilities	1	44	152	—	197
Accrued taxes payable	—	—	71	—	71
Total Current Liabilities	1	44	2,691	—	2,736
Long-term debt	—	2,468	35	—	2,503
Other deferred credits and liabilities	—	—	80	—	80
Deferred income taxes	—	—	253	—	253
Total Liabilities	1	2,512	3,059	—	5,572
Total Equity	6,204	5,988	8,520	(14,387)	6,325
Total Liabilities and Equity	$6,205	$8,500	$11,579	$(14,387)	$11,897

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows provided by (used in) Operating Activities	$417	$379	$414	$(884)	$326
Cash Flows provided by (used in) Investing Activities:
Capital expenditures	—	—	(1,790)	—	(1,790)
Investment in joint venture interests	—	—	(78)	—	(78)
Acquisitions	—	—	(65)	—	(65)
Change in long-term note receivable, affiliated companies	—	—	(11)	—	(11)
Intercompany	(890)	(1,551)	1,557	884	—
Net cash provided by (used in) investing activities	(890)	(1,551)	(387)	884	(1,944)
Cash Flows provided by (used in) Financing Activities:
Distributions paid to limited and general partners	(335)	—	—	—	(335)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Contributions from general partner	2	—	—	—	2
Net proceeds from issuance of limited partner units	593	—	—	—	593
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(6)	—	(6)
Repayments under credit facilities	—	(1,770)	—	—	(1,770)
Borrowings under credit facilities	—	2,095	—	—	2,095
Net proceeds from issuance of long-term debt	—	989	—	—	989
Repayments of senior notes	—	(175)	—	—	(175)
Advances to affiliated companies, net	217	79	(57)	—	239
Contributions attributable to acquisition from affiliate	—	—	9	—	9
Net cash provided by (used in) financing activities	473	1,218	(54)	—	1,637
Net change in cash and cash equivalents	—	46	(27)	—	19
Cash and cash equivalents at beginning of period	—	12	27	—	39
Cash and cash equivalents at end of period	$—	$58	$—	$—	$58

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows provided by (used in) Operating Activities	$361	$328	$548	$(776)	$461
Cash Flows provided by (used in) Investing Activities:
Capital expenditures	—	—	(605)	—	(605)
Acquisitions	—	—	(60)	—	(60)
Intercompany	(14)	(869)	107	776	—
Net cash provided by (used in) investing activities	(14)	(869)	(558)	776	(665)
Cash Flows provided by (used in) Financing Activities:
Distributions paid to limited and general partners	(256)	—	—	—	(256)
Distributions paid to noncontrolling interests	(7)	—	—	—	(7)
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(1)	—	(1)
Repayments under credit facilities	—	(119)	—	—	(119)
Borrowings under credit facilities	—	—	15	—	15
Net proceeds from issuance of long-term debt	—	691	—	—	691
Advances to affiliated companies, net	(84)	(31)	(11)	—	(126)
Contributions attributable to acquisition from affiliate	—	—	6	—	6
Net cash provided by (used in) financing activities	(347)	541	9	—	203
Net change in cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	2	1	—	3
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table summarizes our consolidated operating results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per unit data)		(in millions, except per unit data)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$4,616	$4,120	$13,199	$11,166
Affiliates	299	408	1,014	1,185
Total Revenues	4,915	4,528	14,213	12,351
Costs and Expenses
Cost of products sold	4,581	4,287	13,308	11,534
Operating expenses	48	36	105	87
Selling, general and administrative expenses	37	33	101	100
Depreciation and amortization expense	77	68	220	196
Total Costs and Expenses	4,743	4,424	13,734	11,917
Operating Income	172	104	479	434
Interest cost and debt expense, net	(38)	(25)	(101)	(72)
Capitalized interest	24	3	50	14
Other income	7	7	18	16
Income Before Provision for Income Taxes	165	89	446	392
Provision for income taxes	(8)	(8)	(21)	(23)
Net Income	157	81	425	369
Less: Net income attributable to noncontrolling interests	(2)	(3)	(7)	(8)
Net Income Attributable to Sunoco Logistics Partners L.P.	$155	$78	$418	$361
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit: (1)
Basic	$0.50	$0.23	$1.37	$1.32
Diluted	$0.50	$0.23	$1.36	$1.31

(1)	Amounts reflect the second quarter 2014 two-for-one unit split.
Non-GAAP Financial Measures
To supplement our financial information presented in accordance with United States generally accepted accounting principles ("GAAP"), management uses additional measures that are known as "non-GAAP financial measures" in its evaluation of past performance and prospects for the future. The primary measures used by management are earnings before interest, taxes, depreciation and amortization expenses and other non-cash items ("Adjusted EBITDA"), and distributable cash flow ("DCF"). Adjusted EBITDA and DCF do not represent and should not be considered alternatives to net income or cash flows from operating activities as determined under GAAP and may not be comparable to similarly titled measures of other businesses.
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

The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net Income	$157	$81	$425	$369
Interest expense, net	14	22	51	58
Depreciation and amortization expense	77	68	220	196
Provision for income taxes	8	8	21	23
Non-cash compensation expense	4	4	12	10
Unrealized gains on commodity risk management activities	(21)	(8)	(14)	(12)
Amortization of excess investment in joint venture interests	1	—	2	1
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	6	6	17	16
Adjusted EBITDA	246	181	734	661
Interest expense, net	(14)	(22)	(51)	(58)
Provision for current income taxes (1)	(9)	(7)	(25)	(18)
Amortization of fair value adjustments on long-term debt	(3)	(5)	(11)	(17)
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(10)	(10)	(26)	(21)
Maintenance capital expenditures	(16)	(15)	(47)	(37)
Distributable cash flow attributable to noncontrolling interests	(3)	(5)	(10)	(13)
Contributions attributable to acquisition from affiliate	3	3	9	6
Distributable Cash Flow (1)	$194	$120	$573	$503

(1)
During the third quarter 2014, we changed our definition of distributable cash flow to conform to the presentation utilized by Energy Transfer Partners, L.P., the controlling member of our general partner. This change did not have a material impact on our distributable cash flows. Prior period amounts have been recast to conform to current presentation.

Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. was $155 and $78 million for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily attributable to higher operating results from our Crude Oil Acquisition and Marketing, Terminal Facilities, and Refined Products Pipelines segments and lower net interest costs driven by increased capitalized interest attributable to our expansion capital program. These improvements were partially offset by higher depreciation and amortization expense.
Net income attributable to Sunoco Logistics Partners L.P. was $418 and $361 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily attributable to higher operating results from our Crude Oil Pipelines, Terminal Facilities and Refined Products Pipelines segments and lower net interest costs driven by increased capitalized interest attributable to our expansion capital program. These improvements were partially offset by lower operating results from the Crude Oil Acquisition and Marketing segment, and higher depreciation and amortization expense.
Analysis of Operating Segments
We manage our operations through four operating segments: Crude Oil Pipelines, Crude Oil Acquisition and Marketing, Terminal Facilities and Refined Products Pipelines.
Crude Oil Pipelines
Our Crude Oil Pipelines segment consists of crude oil trunk and gathering pipelines in the southwest and midwest United States, including those owned by our joint venture interests. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our transportation services to deliver crude oil and other feedstocks to refineries within those regions. Rates for shipments on these pipelines are regulated by the Federal Energy Regulatory Commission ("FERC"), Oklahoma Corporation Commission and the Railroad Commission of Texas.
The following table summarizes the operating results and key operating measures for our Crude Oil Pipelines segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$88	$86	$244	$210
Intersegment revenue	56	53	169	146
Total sales and other operating revenue	$144	$139	$413	$356
Depreciation and amortization expense	$25	$23	$73	$67
Adjusted EBITDA	$95	$98	$292	$247
Pipeline throughput (thousands of barrels per day ("bpd"))	2,204	1,976	2,126	1,817
Pipeline revenue per barrel (cents)	70.8	76.3	71.2	71.7
Adjusted EBITDA for the Crude Oil Pipelines segment decreased $3 million to $95 million for the three months ended September 30, 2014, as compared to $98 million for the three months ended September 30, 2013. The decrease in Adjusted EBITDA was attributable to lower average pipeline revenue per barrel ($11 million) and higher operating expenses ($6 million) which included lower pipeline operating gains. These negative impacts were largely offset by higher throughput volumes ($16 million) largely attributable to expansion projects placed in service in 2013 to support the demand for transportation of West Texas crude oil.
Adjusted EBITDA for the Crude Oil Pipelines segment increased $45 million to $292 million for the nine months ended September 30, 2014, as compared to $247 million for the nine months ended September 30, 2013. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($60 million) largely attributable to expansion projects placed in service in 2013 to support the demand for transportation of West Texas crude oil. This positive impact was partially offset by lower average pipeline revenue per barrel ($3 million) and higher operating expenses ($13 million) which included lower pipeline operating gains and increased utility expenses associated with higher throughput volumes.
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

The following table summarizes the operating results and key operating measures for our Crude Oil Acquisition and Marketing segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$4,266	$3,877	$12,180	$10,502
Affiliates	231	367	842	1,048
Intersegment revenue	—	—	1	—
Total sales and other operating revenue	$4,497	$4,244	$13,023	$11,550
Depreciation and amortization expense	$15	$12	$41	$36
Adjusted EBITDA	$66	$18	$131	$200
Crude oil purchases (thousands of bpd)	894	716	863	754
Gross profit per barrel purchased (cents) (1)	85.9	33.9	61.4	103.0
Average crude oil price (per barrel)	$97.21	$105.82	$99.60	$98.17
 (1) Represents total segment sales and other operating revenue less cost of products sold and operating expenses, divided by total crude oil purchases.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment increased $48 million to $66 million for the three months ended September 30, 2014, as compared to $18 million for the three months ended September 30, 2013. The increase in Adjusted EBITDA was primarily attributable to higher crude oil margins ($43 million) driven by expanded crude oil differentials compared to the prior year period. Increased crude oil volumes ($5 million) resulting from higher market demand and the expansion of our crude oil trucking fleet also contributed to the increase.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment decreased $69 million to $131 million for the nine months ended September 30, 2014, as compared to $200 million for the nine months ended September 30, 2013. The decrease in Adjusted EBITDA was primarily attributable to lower crude oil margins ($98 million) driven by contracted crude oil differentials compared to the prior year period. This impact was partially offset by increased crude oil volumes ($31 million) resulting from higher market demand and the expansion of our crude oil trucking fleet.
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

The following table summarizes the operating results and key operating measures for our Terminal Facilities segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$221	$133	$665	$386
Affiliates	64	32	157	111
Intersegment revenue	13	12	46	39
Total sales and other operating revenue	$298	$177	$868	$536
Depreciation and amortization expense	$29	$27	$83	$75
Adjusted EBITDA	$61	$47	$244	$171
Terminal throughput (thousands of bpd):
Refined products terminals	420	432	418	434
Nederland terminal	1,262	968	1,266	917
Refinery terminals	297	495	290	421
Adjusted EBITDA for the Terminal Facilities segment increased $14 million to $61 million for the three months ended September 30, 2014, as compared to $47 million for the three months ended September 30, 2013. The increase in Adjusted EBITDA was due primarily to improved contributions from our bulk marine terminals ($8 million) and higher volumes and increased margins from our refined products and NGLs acquisition and marketing activities ($6 million).
Adjusted EBITDA for the Terminal Facilities segment increased $73 million to $244 million for the nine months ended September 30, 2014, as compared to $171 million for the nine months ended September 30, 2013. The increase in Adjusted EBITDA was due primarily to higher volumes and increased margins from our refined products and NGLs acquisition and marketing activities ($63 million) and improved contributions from our bulk marine terminals ($16 million) primarily attributable to higher throughput volumes. These improvements were partially offset by lower volumes at our refined products terminals ($5 million).
Refined Products Pipelines
Our Refined Products Pipelines segment consists of refined products and NGLs pipelines, including a two-thirds undivided interest in the Harbor pipeline and joint-venture interests in four refined products pipelines in selected areas of the United States. The Refined Products Pipeline System primarily earns revenues by transporting products from refineries in the northeast, midwest and southwest United States to markets in six states and Canada. Rates for shipments on these pipelines are regulated by the FERC and the Pennsylvania Public Utility Commission.

 The following table summarizes the operating results and key operating measures for our Refined Products Pipelines segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$41	$24	$110	$68
Affiliates	4	9	15	26
Intersegment revenue	1	1	2	2
Total sales and other operating revenue	$46	$34	$127	$96
Depreciation and amortization expense	$8	$6	$23	$18
Adjusted EBITDA	$24	$18	$67	$43
Pipeline throughput (thousands of bpd)(1)	582	577	552	566
Pipeline revenue per barrel (cents)(1)	85.5	64.3	84.4	62.0
 (1) Excludes amounts attributable to equity interests which are not consolidated.
Adjusted EBITDA for the Refined Products Pipelines segment increased $6 million to $24 million for the three months ended September 30, 2014, as compared to $18 million for the three months ended September 30, 2013. The increase was due primarily to operating results from the Mariner West project ($10 million), which commenced operations in the fourth quarter 2013. This improvement was partially offset by lower pipeline operating gains ($2 million).
Adjusted EBITDA for the Refined Products Pipelines segment increased $24 million to $67 million for the nine months ended September 30, 2014, as compared to $43 million for the nine months ended September 30, 2013. The increase was due primarily to operating results from the Mariner West project ($32 million) and higher contributions from joint venture interests ($5 million). These improvements were partially offset by lower overall pipeline volumes ($3 million), higher operating expenses ($6 million) which included lower pipeline operating gains and increased employee costs.
Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our $1.54 billion in credit facilities are our primary sources of liquidity. At September 30, 2014, we had a net working capital surplus of $345 million and available borrowing capacity of $975 million under our revolving credit facilities. The primary driver of our working capital surplus was an increase in accounts receivable, partially offset by an increase in accounts payable and lower advances to affiliated companies. We supplement our cash flows from operations with proceeds from our at-the-market equity offering program ("ATM program") and periodically with debt and equity financing activities.
Credit Facilities
We maintain a $1.50 billion unsecured credit facility (the "$1.50 billion Credit Facility"), which matures in November 2018, to fund our working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The $1.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $2.25 billion under certain conditions. Outstanding borrowings under this credit facility were $525 and $200 million at September 30, 2014 and December 31, 2013, respectively.
The $1.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.2 to 1 at September 30, 2014, as calculated in accordance with the credit agreement.
West Texas Gulf Pipe Line Company ("West Texas Gulf"), our consolidated subsidiary, maintains a $35 million revolving credit facility (the "$35 million Credit Facility") which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate purposes including working capital and capital expenditures. The $35 million Credit Facility contains various covenants limiting West Texas Gulf's ability to grant certain liens; make certain loans, acquisitions and investments; make any material changes to the nature of its business; or enter into a merger or sale of assets. The credit facility also limits West Texas Gulf, on a rolling four quarter basis, to a minimum fixed charge coverage ratio of 1.00 to 1, as defined in the underlying credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. At September 30, 2014, West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.32 to 1 and 0.82 to 1, respectively. Outstanding borrowings under this credit facility were $35 million at September 30, 2014 and December 31, 2013.
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
Equity Offerings
In the first quarter 2014, we filed a registration statement and established a $250 million ATM program. The program allows us to issue common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. For the three and nine months ended September 30, 2014, we issued 2.8 and 5.0 million common units under the program, for net proceeds of $129 and $231 million, respectively. All remaining units authorized under the $250 million ATM program were issued during October 2014.
In the third quarter 2014, we filed a registration statement which will allow us to issue up to an additional $1.0 billion of common units directly to the public under our ATM program.
In September 2014, we completed an overnight public offering of 7.7 million common units for net proceeds of $362 million. The net proceeds from this offering were used to repay outstanding borrowings under the $1.50 billion Credit Facility and for general partnership purposes.
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
Net cash provided by operating activities for the nine months ended September 30, 2014 of $326 million was primarily related to net income of $425 million and non-cash charges for depreciation and amortization of $220 million, partially offset by a $299 million increase in working capital largely attributable to an increase in our net receivables. Net cash provided by operating activities for the nine months ended September 30, 2013 of $461 million was primarily related to net income of $369 million and non-cash charges for depreciation and amortization of $196 million, partially offset by a $91 million increase in working capital largely attributable to increased inventories.
Investing Activities
Cash flows used in investing activities relate primarily to our capital expenditures, including expansion and maintenance capital, acquisitions and investments in joint venture interests. See "Capital Requirements," below, for additional details on our investing activities.
In addition to $1.8 billion of cash used for expansion and maintenance capital expenditures, net cash used in investing activities for the nine months ended September 30, 2014 included $65 million of acquisitions completed in the Crude Oil Acquisition and Marketing segment and $78 million of investment in joint venture interests. Net cash used in investing activities of $665 million for the nine months ended September 30, 2013 related to expansion capital projects, maintenance capital on our existing assets and the acquisition of the Marcus Hook facility for $60 million from Sunoco, Inc. ("Sunoco").

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
Net cash provided by financing activities for the nine months ended September 30, 2014 of $1.6 billion resulted primarily from $989 million of net proceeds related to the April 2014 issuance of the 2024 and 2044 Senior Notes; the $593 million of net proceeds from the overnight public offering and our ATM program; the $325 million of net borrowings under our $1.50 billion Credit Facility; and the $239 million decrease in advances to affiliates, which represented our cash held by Sunoco in accordance with our participation in Sunoco's cash management program. These sources of cash were partially offset by $335 million in distributions paid to limited partners and the general partner and the $175 million repayment of the 8.75 percent Senior Notes which matured in February 2014. Net cash provided by financing activities in 2013 of $203 million resulted primarily from $691 million of net proceeds related to the January 2013 offering of the 2023 and 2043 Senior Notes. This source of cash was partially offset by $256 million in distributions paid to limited partners and the general partner, a $126 million increase in advances to affiliates and $104 million of net repayments under our credit facilities.
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

•	Acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.
The following table summarizes our capital expenditures for the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Expansion	$1,840	$598
Maintenance	47	37
Acquisitions	80	60
Investment in joint venture interests	75	—
Total	$2,042	$695
Expansion capital expenditures for the nine months ended September 30, 2014 and 2013 included projects to: invest in the previously announced Mariner and Allegheny Access projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through previously announced expansion capital projects in Texas and Oklahoma; expand the service capabilities of our refined products and NGLs acquisition and marketing business; and upgrade the service capabilities at our bulk marine terminals. We expect total expansion capital spending, excluding acquisitions and investment in joint venture interests, to be approximately $2.5 billion in 2014. Projected expansion capital includes spending to capture more value from existing assets such as the Marcus Hook facility, the Nederland terminal and our patented blending technology. Expansion capital spending, excluding acquisitions and investment in joint venture interests, is expected to be approximately $2 billion in 2015 in connection with our previously announced projects.
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

Acquisitions for the nine months ended September 30, 2014 included a crude oil acquisition and marketing business and related assets, and a controlling financial interest in a rail facility. Acquisitions for the nine months ended September 30, 2013 included our acquisition of the Marcus Hook facility from Sunoco.
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
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At September 30, 2014, we had $560 million of variable-rate borrowings under the revolving credit facilities. Outstanding borrowings bear interest cost at LIBOR plus an applicable margin. Our weighted average interest rate on our variable-rate borrowings was approximately 1 percent at September 30, 2014.
At September 30, 2014, we had $2.98 billion of fixed-rate borrowings associated with our outstanding senior notes, excluding $109 million of unamortized premiums. The estimated fair value of our senior notes was $3.09 billion at September 30, 2014. A hypothetical one-percent decrease in interest rates would increase the fair value of our fixed-rate borrowings by approximately $320 million at September 30, 2014.
Commodity Market Risk
We are exposed to volatility in the prices of the products we market. To manage such exposures, inventory levels and expectations regarding future commodity prices are monitored when making decisions with respect to risk management and inventory carried. Our policy is to purchase only commodity products for which we have a market, and to structure our sales contracts so that price fluctuations for those products do not materially affect the margins we receive. We also seek to maintain a position that is substantially balanced within our various commodity purchase and sale activities. We may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances, as well as logistical issues associated with inclement weather conditions. When unscheduled physical inventory builds or draws occur, they are monitored and managed to a balanced position over a reasonable period of time.
We do not use futures or other derivative instruments to speculate on crude oil, refined products or natural gas liquids ("NGL") prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products and NGLs purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At September 30, 2014, the fair market value of our open derivative positions was a net asset of $12 million on 7.0 million barrels of refined products and NGLs. These derivative positions vary in length but do not extend beyond one year.
For additional information concerning our commodity market risk activities, see Note 14 to the condensed consolidated financial statements.
Forward-Looking Statements
Some of the information included in this quarterly report on Form 10-Q contains "forward-looking" statements and information relating to Sunoco Logistics Partners L.P. that is based on the current beliefs of our management, as well as assumptions made by, and information currently available to, our management.
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

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in demand for, or supply of, crude oil, refined products and NGLs that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, refined products and NGLs we buy and sell;

•	An increase in the competition encountered by our terminals, pipelines and acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations governing the composition of the products that we transport, terminal and store;

•	Improvements in energy efficiency and development of technology resulting in reduced demand for refined petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws, and interpretations of both;

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
As of September 30, 2014, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer, and its Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective.
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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
There are certain pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, financial position or cash flows at September 30, 2014.

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

3.1*
Amendment No. 3 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of June 12, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, file No. 1-31219, filed June 17, 2014).

3.2*
Amendment No. 4 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of July 30, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, file No. 1-31219, filed August 4, 2014).

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

10.1*
Sunoco Partners LLC Amended and Restated Annual Short-Term Incentive Bonus Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of Form 10-Q, file No. 1-31219, filed May 8, 2014).

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

101.1
The following financial information from Sunoco Logistics Partners L.P.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements.

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
Date: November 6, 2014