Form 10-K
period 2014-12-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2015-02-26
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-31219

 SUNOCO LOGISTICS PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Market Street, Suite 1500, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 248-4344

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partnership interests	New York Stock Exchange
Senior Notes 6.125%, due May 15, 2016	New York Stock Exchange
Senior Notes 5.50%, due February 15, 2020	New York Stock Exchange
Senior Notes 4.65%, due February 15, 2022	New York Stock Exchange
Senior Notes 3.45%, due January 15, 2023	New York Stock Exchange
Senior Notes 4.25%, due April 1, 2024	New York Stock Exchange
Senior Notes 6.85%, due February 15, 2040	New York Stock Exchange
Senior Notes 6.10%, due February 15, 2042	New York Stock Exchange
Senior Notes 4.95%, due January 15, 2043	New York Stock Exchange
Senior Notes 5.30%, due April 1, 2044	New York Stock Exchange
Senior Notes 5.35%, due May 15, 2045	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10 percent or more of the Common Units outstanding (including the General Partner of the registrant, Sunoco Partners LLC, as if they may be affiliates of the registrant)) was $6.7 billion as of June 30, 2014, based on $47.11 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date. At February 25, 2015, the number of the registrant’s Common Units outstanding were 229,588,587.
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
Words such as "may," "anticipates," "believes," "expects," "estimates," "planned," "scheduled" or similar phrases or expressions identify forward-looking statements. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in supply of or demand for crude oil, refined petroleum products and natural gas liquids ("NGLs") that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, refined petroleum products and NGLs we buy and sell;

•	An increase in the competition encountered by our terminals, pipelines, and crude oil, refined products and NGLs acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations governing composition of the products that we transport, terminal, and store;

•	Improvements in energy efficiency and development of technology resulting in reduced demand for refined petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws and interpretations of both;

•
Global and domestic economic repercussions, including disruptions in the crude oil, refined petroleum products and NGLs markets, from terrorist activities, international hostilities and other events, and the government’s response thereto;

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
On October 5, 2012, Sunoco, Inc. ("Sunoco") was acquired by Energy Transfer Partners, L.P. ("ETP"). Prior to this transaction, Sunoco (through its wholly-owned subsidiary Sunoco Partners LLC) served as our general partner and owned a two percent general partner interest, all of our incentive distribution rights, and a 32.4 percent limited partner interest in the Partnership. In connection with the acquisition, Sunoco's interests in the general partner and limited partnership were contributed to ETP, resulting in a change in control of our general partner. As a result, we became a consolidated subsidiary of ETP on the acquisition date.
(b) Financial Information about Segments
See Part II, Item 8. "Financial Statements and Supplementary Data."
(c) Narrative Description of Business
We are a Delaware limited partnership which is principally engaged in the transport, terminalling and storage of crude oil, refined products and NGLs. In addition to logistics services, we also own acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, refined products and NGLs. Our portfolio of geographically diverse assets earns revenues in 35 states, located throughout the United States. Our reporting segments are as follows:

•
The Crude Oil Pipelines transport crude oil in the southwest and midwest United States, principally in Oklahoma and Texas. The segment contains approximately 5,300 miles of crude oil trunk pipelines for high-volume, long-distance transportation, and approximately 500 miles of crude oil gathering lines that supply the trunk pipelines. The segment includes the West Texas Gulf Pipe Line Company ("West Texas Gulf"), a wholly-owned subsidiary, a controlling financial interest in Mid-Valley Pipeline Company ("Mid-Valley"), and an equity interest in SunVit Pipeline LLC ("SunVit").

•
The Crude Oil Acquisition and Marketing business gathers, purchases, markets and sells crude oil, principally in the mid-continent United States. The segment utilizes our proprietary fleet of approximately 335 crude oil transport trucks and approximately 135 crude oil truck unloading facilities, as well as third-party assets.

•
The Terminal Facilities consist of crude oil, refined products and NGL terminals, as well as a refined products and NGL acquisition and marketing business. The segment operates with an aggregate storage capacity of approximately 48 million barrels, including the 25 million barrel Nederland, Texas crude oil and NGL terminal; the 6 million barrel Eagle Point, New Jersey refined products and crude oil terminal; the 3 million barrel Marcus Hook, Pennsylvania refined products and NGL facility (the "Marcus Hook Industrial Complex"); 39 active refined products marketing terminals located in the northeast, midwest and southwest United States; and refinery terminals located in the northeast United States.

•
The Products Pipelines consist of approximately 2,400 miles of refined products and NGL pipelines, and joint venture interests in four products pipelines in several regions of the United States. The pipelines primarily transport refined products and NGLs in the northeast, midwest and southwest United States to markets in these areas, as well as Ontario, Canada. These operations include our controlling financial interest in Inland, which owns approximately 350 miles of products pipeline.

In 2014, we continued to expand our crude oil pipeline capacity with the commencement of operations on several projects in Texas, as well as the addition of incremental throughput on projects that began operations in prior years. We also increased activity in the pipeline transportation, storage, and acquisition and marketing of NGLs in the northeastern United States with additional pipeline throughput on the delivery of ethane from the Marcellus Shale Basin to Ontario and activities at our Marcus Hook Industrial Complex. Operational results from these activities have been included in our Products Pipelines and Terminal Facilities segments. We will continue to expand our NGL platform through previously announced growth projects that are expected to commence operations throughout 2015 and 2016.
Our primary business strategies focus on generating stable cash flows, increasing pipeline and terminal throughput, utilizing our acquisition and marketing assets to maximize value, pursuing economically accretive organic growth opportunities and improving operating efficiencies. We believe that the effective execution of these strategies will result in continued increases in distributions to our unitholders.
We are subject to competition from third parties in all of our operations. In addition, our businesses make use of a portfolio of complementary crude oil, refined products and NGL pipelines, terminalling, and acquisition and marketing assets. While this integration creates opportunities and synergies within our operations, assets are sometimes repurposed among our business lines to maximize their utility and profitability. We will continue to utilize our assets in a manner that favors our consolidated results.
Crude Oil Pipelines
Crude Oil Pipelines
The crude oil pipelines consist of approximately 5,800 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States. These pipelines include ownership of the West Texas Gulf pipelines, a controlling financial interest in the Mid-Valley pipeline, as well as a 50 percent ownership interest in a joint venture to construct the SunVit pipeline. Our pipelines access several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, as well as other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.
The table below summarizes the average daily number of barrels of crude oil and other feedstocks transported on our crude oil pipelines in each of the years presented:

	Year Ended December 31,
	2014	2013	2012
Pipeline throughput (thousands of barrels per day ("bpd"))	2,125	1,866	1,556
Southwest United States
Our pipelines in the southwest United States include approximately 3,150 miles of crude oil trunk pipelines and approximately 300 miles of crude oil gathering pipelines in Texas. Revenues are generated from tariffs paid by shippers utilizing our transportation services. These tariffs are filed with the Railroad Commission of Texas ("Texas R.R.C.") and the Federal Energy Regulatory Commission ("FERC").
We also own and operate a crude oil pipeline and gathering system in Oklahoma. This system contains approximately 1,050 miles of crude oil trunk pipelines and approximately 200 miles of crude oil gathering pipelines. We have the ability to deliver substantially all of the crude oil gathered on our Oklahoma system to Cushing. Revenues are generated on our Oklahoma system from tariffs paid by shippers utilizing our transportation services. We file these tariffs with the Oklahoma Corporation Commission ("OCC") and the FERC. We are one of the largest purchasers of crude oil from producers in the state, and our crude oil acquisition and marketing business is the primary shipper on our Oklahoma system.
In December 2014, we acquired an additional 28.3 percent ownership interest in the West Texas Gulf Pipe Line Company ("West Texas Gulf") from Chevron Pipe Line Company, increasing our controlling financial interest in this consolidated subsidiary to 88.6 percent. The remaining 11.4 percent ownership interest was acquired from Southwest Pipeline Holding Company, LLC ("Citgo") in January 2015. These transactions resulted in a wholly-owned interest in a strategic crude pipeline running from Colorado City to Goodrich and Longview, Texas.
In the third quarter 2013, we entered into an agreement to form SunVit, a joint venture with Vitol, Inc. ("Vitol"), in which each party will maintain a 50 percent ownership interest. SunVit will construct and own a crude oil pipeline, which will originate in Midland, Texas and run to Garden City, Texas. The new pipeline will connect into our Permian Express 2 pipeline project and will provide additional takeaway capacity from the Permian Basin. SunVit is expected to commence operations in 2015.
Midwest United States
We have a controlling financial interest in the Mid-Valley pipeline system which owns approximately 1,000 miles of crude oil pipelines that originate in Longview, Texas and pass through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky,

and Ohio, and terminate in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the midwest United States.
In addition, we own approximately 100 miles of crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio, and a truck injection point for local production at Marysville. This pipeline receives crude oil from the Enbridge Mainline Pipeline system for delivery to refineries located in Toledo, Ohio and to Marathon's Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan.
Revenues are generated from tariffs paid by shippers utilizing our transportation services. These tariffs are filed with the FERC.
Crude Oil Acquisition and Marketing
Our crude oil acquisition and marketing activities include the acquisition and marketing of crude oil, primarily in the mid-continent United States. The operations are conducted using our assets, which include approximately 335 crude oil transport trucks and approximately 135 crude oil truck unloading facilities, as well as third-party truck, rail and marine assets. Specifically, the crude oil acquisition and marketing activities include:

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
We completed the following acquisitions in the Crude Oil Acquisition and Marketing business since December 31, 2010:

•
EDF Trading North America - In May 2014, we acquired a crude oil purchasing and marketing business from EDF Trading North America, LLC ("EDF") which consisted of a crude oil acquisition and marketing business and related assets which handle 20 thousand barrels per day. The acquisition also included conversion of a promissory note convertible to equity in a rail facility (see below).

•
Price River Terminal - In May 2014, we acquired a 55 percent economic and voting interest in Price River Terminal, LLC ("PRT"), a rail facility in Wellington, Utah. The terms of the acquisition provide the facility's noncontrolling interest holders the option to sell their interests to us at a defined price. The entity is reflected as a consolidated subsidiary from the date of acquisition.

•
Texon Acquisition and Marketing - In August 2011, we acquired a crude oil acquisition and marketing business from Texon L.P. ("Texon") which consisted of a 75 thousand bpd crude oil purchasing business and gathering assets in 16 states, primarily in the mid-continent United States.

In May 2014, we entered into a joint agreement to form Bayview Refining Company, LLC ("Bayview") which provisioned Bayview to construct and operate a facility that will process crude oil into intermediate petroleum products. The facility is expected to commence operations in the second half of 2015.
The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold as a result of the significant volume of crude oil bought and sold. While the absolute price levels of crude oil significantly impact revenue and cost of products sold, such price levels normally do not bear a relationship to gross profit. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross profit for the crude oil acquisition and marketing operations. The operating results of the crude oil acquisition and marketing operations are dependent on our ability to sell crude oil at a price in excess of our aggregate cost. Our crude oil acquisition and marketing operations are affected by overall levels of supply and demand for crude oil and relative fluctuations in market-related indices. Generally, we expect a base level of earnings from our crude oil acquisition and marketing operations that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials, and/or a steep contango or backwardated structure. Our management believes gross profit, which is equal to sales and other operating revenue less cost of products sold and operating expenses, is a key measure of financial performance for this segment. Although we implement risk management activities to provide general stability in our margins, these margins are not fixed and will vary from period to period.

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
Crude Oil Purchases and Exchanges
In a typical producer's operation, crude oil flows from the wellhead to a separator where the petroleum gases are removed. After separation, the producer treats the crude oil to remove water, sediment, and other contaminants and then moves it to an on-site storage tank. When the tank is full, the producer contacts our field personnel to purchase and transport the crude oil to market. The crude oil in the producer's tanks is then either delivered directly or transported via truck to our pipeline or to a third-party pipeline. The trucking services are performed either by our truck fleet or a third-party trucking operation.
Crude oil purchasers who buy from producers compete on the basis of price and the ability to provide highly responsive services. Our management believes that our ability to offer competitive pricing and high-quality field and administrative services to producers is a key factor in our ability to maintain our volume of lease purchased crude oil and to obtain new volume.
We also enter into exchange agreements to enhance margins throughout the acquisition and marketing process. When opportunities arise to increase our margin or to acquire a grade of crude oil that more nearly matches our delivery requirements or the preferences of our refinery customers, we exchange our physical crude oil with third parties. Generally, we enter into exchanges to acquire crude oil of a desired quality in exchange for a common grade crude oil or to acquire crude oil at locations that are closer to our end markets, thereby reducing transportation costs.
Generally, we enter into contracts with producers at market prices for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. For the year ended December 31, 2014, we purchased 402 thousand bpd from approximately 3 thousand producers who operate approximately 64 thousand active leases. We also undertook 471 thousand barrels per day of exchanges and bulk purchases during the same period.
The following table shows our average daily volume for crude oil lease purchases and sales, and other exchanges and bulk purchases for the years presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands of bpd)
Lease purchases:
Available for sale	378	332	283
Exchanged	14	7	6
Other exchanges and bulk purchases	481	410	384
Total Purchases	873	749	673

Bulk Sales	483	419	342
Exchanges:
Purchased at the lease	14	7	6
Other	372	321	321
Total Sales	869	747	669
Crude Oil Price Volatility
Crude oil commodity prices have historically been volatile and cyclical. Profitability from our Crude Oil Acquisition and Marketing segment is dependent on our ability to sell crude oil at prices in excess of our aggregate cost. Our operations are not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and relative fluctuations in market-related indices. Generally, we expect a base level of earnings from our Crude Oil Acquisition and Marketing business, which may be optimized and enhanced when there is a high level of market volatility. Integration between our crude oil acquisition and marketing assets, crude oil pipelines, and terminal facilities allows us to further improve upon earnings during periods when there are favorable basis differentials between various types of crude oils. Additionally, we are able to increase our base level of earnings when there is a steep contango or backwardated market structure.
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
The periods between a backwardated market and a contango market are referred to as transition periods. Depending on the overall duration of these transition periods, how we have allocated our assets to particular strategies and the time length of our crude oil purchase and sale contracts and storage lease agreements, these transition periods may have either an adverse or beneficial effect on our aggregate segment profit. A prolonged transition from a backwardated market to a contango market, or vice versa (essentially, a market without pronounced backwardation or contango), represents the most difficult environment for our marketing activities.
Crude Oil Trucking
We own approximately 135 crude oil truck unloading facilities in the mid-continent United States with the majority located on our pipeline systems. Approximately 500 crude oil truck drivers are employed by an affiliate of our general partner and we own and operate a proprietary fleet of approximately 335 crude oil transport trucks. The crude oil truck drivers pick up crude oil at producer sites and transport it to both our truck unloading facilities and third-party unloading facilities for shipment on our pipelines and third-party pipelines. Third-party trucking firms are also retained to transport crude oil to certain facilities.
Terminal Facilities
Our terminal facilities operate with an aggregate storage capacity of approximately 48 million barrels. Since December 31, 2010, we completed the following acquisitions in the terminalling business:

•
Marcus Hook Industrial Complex - In April 2013, we acquired Sunoco's Marcus Hook Industrial Complex and related assets. The acquisition included terminalling and storage assets with a capacity of approximately 3 million barrels, located in Pennsylvania and Delaware, including approximately 2 million barrels of NGL storage capacity in underground caverns, as well as commercial agreements.

•
East Boston Terminal - In September 2011, we acquired a refined products terminal, located in East Boston, Massachusetts, from affiliates of ConocoPhillips. The terminal is the sole service provider to Logan International Airport under a long-term contract to provide jet fuel. The terminal includes a 10-bay truck rack and total active storage capacity for this facility is approximately 1 million barrels.

•
Eagle Point Tank Farm - In July 2011, we acquired the Eagle Point Tank Farm and related assets from Sunoco. The tank farm is located in Westville, New Jersey and consists of approximately 6 million barrels of active storage for clean products and dark oils.

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
Our refined products terminals derive revenues from terminalling fees paid by customers. A fee is charged for receiving products into the terminal and delivering them to trucks, barges, or pipelines. In addition to terminalling fees, we generate revenues by charging customers fees for blending services, including ethanol and biodiesel blending, injecting additives, and filtering jet fuel. Our products pipelines supply the majority of our refined products terminals, with third-party pipelines and barges supplying the remainder.

The table below summarizes the total average daily throughput for the refined products terminals in each of the years presented:

	Year Ended December 31,
	2014	2013	2012
Refined products throughput (thousands of bpd)	414	431	487
The following table outlines the number of active terminals and storage capacity by state:

State	Number of Terminals	Storage Capacity
		(thousands of barrels)
Indiana	1	206
Louisiana	1	161
Maryland	1	710
Massachusetts	1	1,144
Michigan	3	760
New Jersey	3	650
New York (1)	4	920
Ohio	7	957
Pennsylvania	13	1,743
Texas	4	548
Virginia	1	403
Total	39	8,202

(1)
We have a 45 percent ownership interest in a terminal at Inwood, New York and a 50 percent ownership interest in a terminal that we operate in Syracuse, New York. The storage capacities included in the table represent the proportionate share of capacity attributable to our ownership interests in these terminals.

Refined Products and NGLs Acquisition and Marketing
Our refined products and NGLs acquisition and marketing activities include the acquisition, blending, marketing and selling of these products at our various terminals and third-party facilities. Since the acquisition of our butane blending business in 2010, we have continued to expand our butane blending service platform by installing our blending technology at certain of our refined product terminals, as well as at third-party facilities. We also expanded our operations in the NGL market with the acquisition of the Marcus Hook Industrial Complex in 2013. The operating results of our refined products and NGLs acquisition and marketing activities are dependent on our ability to execute sales in excess of the aggregate cost, and therefore we structure our acquisition and marketing operations to optimize the sources and timing of purchases and minimize the transportation and storage costs. In order to manage exposure to volatility in products prices, our policy is to (i) only purchase products for which sales contracts have been executed or for which ready markets exist, (ii) structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. However, we do utilize a seasonal hedge program involving swaps, futures and other derivative instruments to mitigate the risk associated with unfavorable market movements in the price of refined products and NGLs. These derivative contracts act as a hedging mechanism against the volatility of prices.
Nederland Terminal
The Nederland Terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores, and distributes crude oil, NGLs, feedstocks, lubricants, petrochemicals, and bunker oils (used for fueling ships and other marine vessels), and also blends lubricants. The terminal currently has a total storage capacity of approximately 25 million barrels in approximately 130 aboveground storage tanks with individual capacities of up to 660 thousand barrels.
The Nederland Terminal can receive crude oil at each of its five ship docks and three barge berths. The five ship docks are capable of receiving over 2 million bpd of crude oil. In addition to our crude oil pipelines, the terminal can also receive crude oil through a number of third-party pipelines, including the Department of Energy (“DOE”). The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve's West Hackberry caverns at Hackberry, Louisiana and Big Hill near Winnie, Texas, which have an aggregate storage capacity of approximately 400 million barrels.

The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge, ship, rail or truck. In total, the terminal is capable of delivering over 2 million bpd of crude oil to our Crude Oil Pipelines or a number of third-party pipelines, including the DOE.
The Nederland Terminal can also receive NGLs in connection with the Mariner South pipeline project, which commenced initial operations in December 2014. The project provides transportation of propane and butane products from the Mont Belvieu region to the Nederland Terminal, where such products can be delivered via ship. See “Products Pipelines” below for additional information on the Mariner South project.
The table below summarizes the total average daily throughput for the Nederland Terminal in each of the years presented:

	Year Ended December 31,
	2014	2013	2012
Crude oil and refined products throughput (thousands of bpd)	1,233	932	724
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
The Fort Mifflin Terminal contains two ship docks with freshwater drafts and a total storage capacity of approximately 570 thousand barrels. Crude oil and some refined products enter the Fort Mifflin Terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class ("VLCC") tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.
The Hog Island Wharf is located next to the Fort Mifflin Terminal on the Delaware River and receives crude oil via two ship docks, one of which can accommodate crude oil tankers and smaller crude oil vessels, and the other of which can accommodate some smaller crude oil vessels.
The Darby Creek Tank Farm is a primary crude oil storage terminal for the Philadelphia refinery, which is operated by Philadelphia Energy Solutions ("PES") under a joint venture with Sunoco. This facility has a total storage capacity of approximately 3 million barrels. Darby Creek receives crude oil from the Fort Mifflin Terminal and Hog Island Wharf via our pipelines. The tank farm then stores the crude oil and transports it to the Philadelphia refinery via our pipelines.
The table below summarizes the average daily number of barrels of crude oil and refined products delivered to the Philadelphia refinery from the Fort Mifflin Terminal Complex in each of the years presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands of bpd)
Crude oil throughput	154	258	293
Refined products throughput	—	—	13
Total	154	258	306
Marcus Hook Tank Farm
The Marcus Hook Tank Farm has a total refined products storage capacity of approximately 2 million barrels. The tank farm historically served Sunoco's Marcus Hook refinery and generated revenue from the related throughput and storage. In 2012, the main processing units at the refinery were idled in connection with Sunoco's exit from its refining business. The terminal continues to receive and deliver refined products via pipeline and now primarily provides terminalling services to support movements on our products pipelines.
Marcus Hook Industrial Complex
In 2013, we acquired Sunoco's Marcus Hook Industrial Complex. The acquisition included terminalling and storage assets with a capacity of approximately 3 million barrels located in Pennsylvania and Delaware, including approximately 2 million barrels of NGL storage capacity in underground caverns, and related commercial agreements. The facility can receive NGLs via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing

NGL storage and terminalling services to both affiliates and third-party customers, we also provide our customers with the use of industrial space and equipment at the facility, as well as logistical, utility and infrastructure services.
Mariner East 1 and Mariner East 2 are pipeline projects to deliver NGLs from the Marcellus and Utica Shale areas in Western Pennsylvania, West Virginia and Eastern Ohio to the Marcus Hook Industrial Complex. Mariner East 1 commenced initial operations in the fourth quarter 2014. Mariner East 2 is expected to commence operations in the fourth quarter 2016.
Eagle Point Terminal
The Eagle Point Terminal is located in Westville, New Jersey and consists of docks, truck loading facilities and a tank farm. The docks are located on the Delaware River and can accommodate three marine vessels (ships or barges) to receive and deliver crude oil, intermediate products and refined products to outbound ships and barges. We acquired the tank farm, which formerly served Sunoco's idled Eagle Point refinery, from Sunoco in 2011 to compliment the storage and distribution services offered by our existing dock and truck loading facilities. In the fourth quarter 2014, we acquired land at Eagle Point under a purchase option embedded in an existing lease with Sunoco. The tank farm has a total active storage capacity of approximately 6 million barrels and can receive crude oil and refined products via barge, pipeline and rail. The terminal can deliver via barge, truck or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage for clean products and dark oils.
The table below summarizes the total average daily throughput for the Eagle Point Terminal in each of the years presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands of bpd)
Crude oil throughput	16	20	14
Refined products throughput	74	79	42
Total	90	99	56
Inkster Terminal
The Inkster Terminal, located near Detroit, Michigan, contains eight salt caverns with a total storage capacity of approximately 975 thousand barrels. We use the Inkster Terminal's storage in connection with our pipeline system and for the storage of NGLs from local producers and a refinery in Western Ohio. The terminal can receive and ship by pipeline in both directions and has a truck loading and offloading rack.

Products Pipelines
Products Pipelines
We own and operate approximately 2,400 miles of products pipelines in several regions of the United States. The pipelines primarily transport refined products and NGLs in the northeast, midwest, and southwest United States to markets in these areas, as well as Ontario, Canada. These operations include our controlling financial interest in Inland, which owns approximately 350 miles of products pipeline.
The products transported in these pipelines include multiple grades of gasoline, middle distillates (such as heating oil, diesel and jet fuel), and liquefied petroleum gases (such as propane and butane). In addition, certain of our pipelines in this segment transport NGLs from processing and fractionation areas to end-user markets. Rates for shipments on the Products Pipelines are regulated by the FERC and the Pennsylvania Public Utility Commission ("PA PUC"), among other state regulatory agencies.
The Allegheny Access project, a products pipeline system created from both newly constructed and existing pipeline assets, is expected to commence start up operations by the end of the first quarter 2015. The pipeline will transport refined products from the Midwest to Eastern Ohio and Western Pennsylvania markets. The pipeline is able to transport up to 85,000 bpd, with the possibility to increase capacity to meet further demands.
Mariner East 1 is a pipeline project to deliver NGLs from the Marcellus Shale areas in Western Pennsylvania to Marcus Hook, Pennsylvania, which commenced initial operations in the fourth quarter 2014. Mariner East 2 is the second phase of the project, which will expand the total takeaway capacity to 345,000 barrels per day. Mariner East 1 and Mariner East 2 will deliver NGLs to our Marcus Hook Industrial Complex on the Delaware River in Pennsylvania, where it will be processed, stored and distributed to various local, domestic and waterborne markets. In addition to delivering NGLs from the Marcellus and Utica Shale areas of Western Pennsylvania, Mariner East 2 will also deliver NGLs from the shale areas in West Virginia and Eastern Ohio. Mariner East 2 is expected to commence operations in the fourth quarter 2016.
The Mariner South pipeline provides transportation of propane and butane products from the Mont Belvieu region to the Nederland Terminal. Mariner South commenced initial operations in December 2014, with an initial capacity to transport approximately 200,000 barrels per day of natural gas liquids and other products.
Since December 31, 2010, we completed the following acquisitions related to our products pipelines:

•
Explorer Pipeline—In March 2014, we exercised rights to acquire an additional ownership in Explorer Pipeline Company ("Explorer") for $42 million, increasing the Partnership's ownership interest from 9.4 to 13.3 percent. Explorer owns approximately 1,850 miles of refined products pipelines running from the Gulf Coast of the United States to the Chicago, Illinois area.

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

The following table shows the average shipments on the products pipelines in each of the years presented. Average shipments represent the average revenue-generating pipeline throughput:

	Year Ended December 31,
	2014	2013	2012
Pipeline throughput (thousands of bpd)(1)	552	571	582

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures which are not consolidated.
The mix of products delivered varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels peaking in the winter. In addition, weather conditions in the areas served by the Products Pipelines affect both the demand for, and the mix of, the products delivered through the pipelines, although historically, any overall impact on the total volume shipped has been short-term.
Joint Ventures
We own equity interests in several common carrier products pipelines, summarized in the following table:

Pipeline	SXL Equity Ownership	Approximate Pipeline Mileage
Explorer Pipeline Company (1)	13.3%	1,850
Yellowstone Pipe Line Company (2)	14.0%	700
West Shore Pipe Line Company (3)	17.1%	650
Wolverine Pipe Line Company (4)	31.5%	700

(1)
The system, which is operated by Explorer employees, originates from the refining centers of Beaumont, Port Arthur and Houston, Texas, and extends to Chicago, Illinois, with delivery points in the Houston, Dallas/Fort Worth, Tulsa, St. Louis, and Chicago areas. Explorer charges market-based rates for all its tariffs. An additional 3.9 percent ownership interest was purchased in the first quarter 2014.

(2)
The system, which is operated by Phillips 66, originates from the Billings, Montana refining center and extends to Moses Lake, Washington, with delivery points along the way. Tariff rates are regulated by the FERC for interstate shipments and the Montana Public Service Commission for intrastate shipments in Montana.

(3)
The system, which is operated by Buckeye, originates from the Chicago, Illinois refining center and extends to Madison and Green Bay, Wisconsin, with delivery points along the way. West Shore charges market-based tariff rates in the Chicago area.

(4)
The system, which is operated by Wolverine employees, originates from Chicago, Illinois and extends to Detroit, Grand Haven and Bay City, Michigan, with delivery points along the way. Wolverine charges market-based rates for tariffs at the Detroit, Jackson, Niles, Hammond and Lockport destinations.

Pipeline and Terminal Control Operations
Almost all of our pipelines are operated via satellite, microwave, and frame relay communication systems from central control rooms located in Sugar Land, Texas and Montello, Pennsylvania. The Sugar Land control center primarily monitors and controls our Crude Oil Pipelines, and the Montello control center primarily monitors and controls our Products Pipelines. The Nederland Terminal has its own control center.
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

Competition
Crude Oil Pipelines
Our Crude Oil Pipelines face competition from a number of major oil companies and other smaller entities. Competition among common carrier pipelines is based primarily on transportation charges, access to crude oil supply, and market demand, which may be negatively impacted by changes in refiners' supply sources. Additional investment in rail infrastructure to transport crude oil has also provided increased competition for crude oil pipelines.
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
Terminal Facilities
Our 39 active refined products terminals located in the northeast, midwest and southwest United States compete with other independent terminals on price, versatility, and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies, and distribution companies with marketing and trading activities. We are not aware of any direct competitors in the butane blending business in the United States and our patents provide us exclusive use and control over the distribution of our butane blending technology.
Throughput at the Nederland Terminal is primarily related to third-party customers. The primary competitors of the Nederland Terminal are its refinery customers' docks and other terminal facilities located in the Beaumont, Texas area.
The majority of the throughput at our crude oil terminal facilities in the northeast relates to refining operations at PES's Philadelphia refinery. In 2012, we entered into a 10-year agreement to provide terminalling services to PES at the Fort Mifflin Terminal Complex. For further information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Agreements with Related Parties."
Products Pipelines
Generally, pipelines are the lowest-cost method for long-haul, overland movement of refined products and NGLs. Therefore, the most significant competitors for large volume shipments in these areas are other pipelines. Our management believes that high capital requirements, environmental considerations, and the difficulty in acquiring rights-of-way and related permits make it difficult for other companies to build competing pipelines in areas served by our pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area. Although it is unlikely that a pipeline system comparable in size and scope to the northeast and midwest portion of the Products Pipelines will be built by our competitors in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with it in particular locations.
In the southwest United States, our MagTex refined products pipeline system faces competition from existing third-party and joint venture pipelines that have excess capacity. Gulf Coast refinery expansions could justify the construction of a new pipeline that would compete with our products pipeline system in the southwest. However, at this time, we believe the existing pipelines have the capacity to satisfy expected future demand.
In addition to competition from other pipelines, we face competition from trucks that deliver products in a number of areas that we serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volume in many areas where such means of transportation are prevalent. The availability of truck transportation places a significant competitive constraint on our ability to increase tariff rates.

Safety Regulation
A majority of our pipelines are subject to United States Department of Transportation ("DOT") regulations and to regulations under comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities.
DOT regulations require operators of hazardous liquid interstate pipelines to develop and follow a program to assess the integrity of all pipeline segments that could affect designated "high consequence areas," including: high population areas, drinking water and ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. We have prepared our own written Integrity Management Program, identified the line segments that could impact high consequence areas, and completed a full assessment of these segments as prescribed by the regulations.
We are confident that our pipeline operations are in substantial compliance with applicable DOT regulations and comparable state requirements. However, an increase in expenditures may be needed in the future to comply with higher industry and regulatory safety standards. Such expenditures cannot be estimated accurately at this time, but we do not believe they would likely have a material adverse effect relative to our results of operations, financial position or expected cash flows.
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
Sunoco indemnifies us for 100 percent of all losses from environmental liabilities related to the assets contributed to SXL arising prior to, and asserted within 21 years of, February 8, 2002, the date of our initial public offering ("IPO"). Sunoco's share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the IPO date. For example, for a claim asserted during the twenty-third year after the closing of the IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on this indemnification from Sunoco. In addition, this indemnification applies to the following, purchased from Sunoco subsequent to the IPO: interests in the Mesa Pipeline System, Mid-Valley, West Texas Gulf and Inland, as well as the Eagle Point Tank Farm and various other assets. Any remediation liabilities not covered by this indemnity will be our responsibility.
We have agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the contributed assets occurring after the IPO date and for environmental and toxic tort liabilities related to these assets to the extent Sunoco is not required to indemnify us. Total future costs for environmental remediation activities will depend upon, among other things, the extent of impact at each site; the timing and nature of required remedial actions; the technology available; and the determination of our liability at multi-party sites. As of December 31, 2014, all material environmental liabilities incurred by, and known to, us are either covered by the environmental indemnification or reserved for by us in our consolidated financial statements.
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
Hazardous Substances and Waste
In the course of ordinary operations, we may generate waste that falls within the Comprehensive Environmental Response, Compensation, and Liability Acts' ("CERCLA"), also known as Superfund, definition of a "hazardous substance" and, as a result, we may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. Costs for any such remedial actions, as well as any related claims, could have a material adverse effect on our maintenance capital expenditures and operating expenses to the extent not all are covered by the indemnity from Sunoco. For more information, please see "Environmental Remediation."
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
The Oil Pollution Act subjects owners of covered facilities to strict joint and potentially unlimited liability for removal costs and other consequences of a release of oil, where the release is into navigable waters, along shorelines or in the exclusive economic zone of the United States. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require that containment dikes and similar structures be installed to help prevent the impact on navigable waters in the event of a release. The Department of Transportation Pipeline Hazardous Materials Administration, the EPA, or various state regulatory agencies have approved our oil spill emergency response plans, and our management believes we are in substantial compliance with these laws.
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
We have experienced several petroleum and refined product releases for which we are not covered by an indemnity from Sunoco, and for which we are responsible for necessary assessment, remediation, and/or monitoring activities. We have also purchased certain pipeline and terminal assets for which we assume remediation responsibilities. Our management estimates that the total aggregate cost of performing the currently anticipated assessment, monitoring, and remediation activities at these sites is not material in relation to our operations, financial position or cash flows at December 31, 2014. We have implemented an extensive inspection program to prevent releases of crude oil, refined products or NGLs into the environment from our pipelines, gathering systems, and terminals. Any damages and liabilities incurred due to future environmental releases from our assets have the potential to substantially affect our business and our ability to generate the cash flows necessary to make distributions or satisfy debt obligations.
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
Intrastate Regulation
Some of our pipeline operations are subject to regulation by the Railroad Commission of Texas ("Texas R.R.C.") and the Pennsylvania Public Utility Commission ("PA PUC"). The operations of our joint venture interests are also subject to regulation in the states in which they operate. The applicable state statutes require that pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions generally have not initiated an investigation of rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that our intrastate rates ultimately would be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.
Title to Properties
Substantially all of our pipelines were constructed on rights-of-way granted by the apparent record owners of the property and, in limited instances, these rights-of-way are revocable at the election of the grantor. Several rights-of-way for the pipelines and other real property assets are shared with other pipelines and other assets owned by affiliates of Sunoco and by third parties. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some cases, property for pipeline purposes was purchased in fee. In some states and under some circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for the common carrier pipelines. The previous owners of the applicable pipelines may not have commenced or concluded eminent domain proceedings for some rights-of-way.

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
We have satisfactory title to substantially all of the assets contributed in connection with the IPO. Although titles to these properties are subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens for environmental contamination, taxes and other burdens, easements, or other restrictions, management believes that none of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of our business.
Employees
We have no employees. To carry out the operations of Sunoco Logistics Partners L.P., our general partner and its affiliates employed approximately 2,250 people at December 31, 2014 who provide direct support to the operations. Labor unions or associations represented approximately 1,100 of these employees at December 31, 2014.
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
We believe that the following risk factors address the known material risks related to our business, partnership structure and debt obligations, as well as the material tax risks to our common unitholders. If any of the following risks were to actually occur, our business, results of operations, financial condition and cash flows, as well as any related benefits of owning our securities, could be materially and adversely affected.
On October 5, 2012, Sunoco, Inc. ("Sunoco") was acquired by Energy Transfer Partners, L.P. ("ETP"). Prior to this transaction, Sunoco (through its wholly-owned subsidiary Sunoco Partners LLC) served as our general partner and owned a two percent general partner interest, all of the incentive distribution rights, and a 32.4 percent limited partner interest in the Partnership. In connection with the acquisition, Sunoco’s interests in the general partner, including the incentive distribution rights, and limited partnership were contributed to ETP. This resulted in a change in control of the general partner, and as a result, we became a consolidated subsidiary of ETP on the acquisition date.
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
The following are material factors that could lead to a sustained decrease in market demand for refined products:

•	a sustained recession or other adverse economic conditions that result in lower purchases of refined petroleum products;

•	higher refined products prices due to an increase in the market price of crude oil, changes in economic conditions, or other factors;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined products;

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

A material decrease in demand driven by unfavorable crude oil prices could materially and adversely affect our results of operations, financial position or cash flows.
The volume of crude oil transported through our crude oil pipelines, terminal facilities and acquisition and marketing assets depends on the availability of attractively priced crude oil produced or received in the areas served by our assets. A period of sustained crude oil price declines could lead to a decline in drilling activity, production and import levels in these areas. Similarly, a period of sustained increases in the price of crude oil supplied from any of these areas, as compared to alternative sources of crude oil available to our customers, could materially reduce demand for crude oil in the these areas. In either case, the volumes of crude oil transported in our crude oil pipelines, terminal facilities and acquisition and marketing assets could decline, and it could likely be difficult to secure alternative sources of attractively priced crude supply in a timely fashion or at all. If we are unable to replace any significant volume declines with additional volumes from other sources, our results of operations, financial position or cash flows could be materially and adversely affected.
A material decrease in demand resulting from unfavorable natural gas liquids (“NGLs”) prices could materially and adversely affect our results of operations, financial position, or cash flows.
Any significant and prolonged change in the actual or expected demand for NGLs could have an adverse impact on the volumes transported in our pipelines, through our terminals, or bought and sold through our acquisition and marketing assets. Changes in demand could result from additional regulatory restrictions on the extraction of NGLs that would significantly increase the cost of extraction and procurement; changes in technology affecting the mix of energy products available; or changes in laws, regulations, or costs related to exportation. Any material decrease in demand could have a material adverse effect on our results of operations, financial position, or cash flows.
Any reduction in throughput capacity available to our shippers, including our crude oil, refined products and NGLs acquisition and marketing businesses, on either our pipelines or interconnecting third-party pipelines could cause a reduction of volumes transported in our pipelines and through our terminals.
Users of our pipelines and terminals are dependent upon our pipelines, as well as connections to third-party pipelines, to receive and deliver crude oil, refined products and NGLs. Any interruptions or reduction in the capabilities of our pipelines or these interconnecting pipelines due to testing, line repair, reduced operating pressures, or other causes would result in reduced volumes transported in our pipelines or through our terminals. If additional shippers begin transporting volume over interconnecting pipelines, the allocations to our existing shippers on these interconnecting pipelines could be reduced, which also could reduce volumes transported in our pipelines or through our terminals. Allocation reductions of this nature are not infrequent and are beyond our control. Any such interruptions or allocation reductions that, individually or in the aggregate, are material or continue for a sustained period of time could have a material adverse effect on our results of operations, financial position, or cash flows.
Similarly, our crude oil, refined products and NGLs acquisition and marketing businesses are dependent upon our and third-party pipelines to transport their products. Any material interruptions or allocations that affect the ability of those businesses to transport products, or the cost of such transportation, could have a material adverse effect on our results of operations, financial position, or cash flows.
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
Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted operating results. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond our control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions, explosions, fires, releases) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	changes in market conditions impacting long lead-time projects;

•	market-related increases in a project's debt or equity financing costs; and

•	nonperformance by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.
Our forecasted operating results also are based upon our projections of future market fundamentals that are not within our control, including changes in general economic conditions, availability to our customers of attractively priced alternative supplies of crude oil and refined products and overall customer demand.
An impairment of goodwill and intangible assets could reduce our earnings.
At December 31, 2014, our consolidated balance sheet reflected $1.36 billion of goodwill and $770 million of intangible assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets, such as intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners' capital and balance sheet leverage as measured by debt to total capitalization.
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
Our operations, and those of our customers and suppliers, may be subject to operational hazards or unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, and other events beyond our control. If one or more of the facilities that we own, or any third-party facilities that we receive from or deliver to, are damaged by any disaster, accident, catastrophe or other event, our operations could be significantly interrupted. These interruptions might involve a loss of equipment or life, injury, extensive property damage, or maintenance and repair outages. The duration of the interruption will depend on the seriousness of the damages or required repairs. We may not be able to maintain or obtain insurance to cover these types of interruptions, or in coverage amounts desired, at reasonable rates. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Any event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could materially and adversely affect our results of operations, financial position, or cash flows.
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

Mergers among our customers and competitors could result in lower volumes being shipped on our pipelines or products stored in or distributed through our terminals, or reduced crude oil marketing margins and/or volumes.
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
Our pipelines, gathering systems, and terminal operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of crude oil, refined products and NGLs result in a risk that crude oil, refined products, NGLs, and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resource damages, personal injury, or property damage to private parties, and significant business interruption. We own or lease a number of properties that have been used to store or distribute crude oil, refined products and NGLs for many years. Many of these properties also have been previously owned or operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control, and for which, in some cases, we have indemnified the previous owners and operators.
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
In addition, we are subject to a number of federal and state laws and regulations, including Occupational Safety and Health Administration, ("OSHA") and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the EPA, community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and citizens. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds or any process which involves flammable liquid or gas, pressurized tanks, caverns or wells. Flammable liquids stored in atmospheric tanks below their normal boiling points without the benefit of chilling or refrigeration are exempt.
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
In addition, the operations of our butane blending services are reliant upon gasoline vapor pressure specifications. Significant changes in such specifications could reduce butane blending opportunities, which would affect our ability to market our butane blending service licenses and would ultimately affect our ability to recover the costs incurred to acquire and integrate our butane blending assets.
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
We utilize both affiliated entities and third parties in the processing of our information and data. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information, or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose us to a risk of loss, or misuse of this information, result in litigation and potential liability for us, lead to reputational damage, increase our compliance costs, or otherwise harm our business.

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
As of December 31, 2014, approximately 49 percent of our workforce was covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppages could have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Our general partner may, in its sole discretion, approve the issuance of partnership securities and specify the terms of such partnership securities.
Pursuant to our partnership agreement, our general partner has the ability, in its sole discretion and without the approval of the unitholders, to approve the issuance of securities by the Partnership at any time and to specify the terms and conditions of such securities. The securities authorized to be issued may be issued in one or more classes or series, with such designations, preferences, rights, powers and duties (which may be senior to existing classes and series of partnership securities), as shall be determined by our general partner, including:
•the right to share in the Partnership’s profits and losses;

•	the right to share in the Partnership’s distributions;

•	the rights upon dissolution and liquidation of the Partnership;

•	whether, and the terms upon which, the Partnership may redeem the securities;

•	whether the securities will be issued, evidenced by certificates and assigned or transferred; and

•	the right, if any, of the security to vote on matters relating to the Partnership, including matters relating to the relative rights, preferences and privileges of such security.
Please see “We may issue additional common units without unitholder approval, which would dilute our unitholders' ownership interests.” below.
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
Conflicts of interest may arise between us and ETP as they are the controlling owner of our general partner, which, due to limited fiduciary responsibilities, may permit ETP and its affiliates to favor their own interests to the detriment of our unitholders.
ETP is the controlling owner of our general partner interest and owns 29.7 percent of our limited partnership interests. Conflicts may arise between the interests of ETP and its affiliates (including our general partner), and our interests and those of our unitholders. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates

(including ETP) over the interests of our unitholders. Our partnership agreement provides that our general partner may resolve any conflicts of interest involving us and our general partner and its affiliates, and any resolution of a conflict of interest by our general partner that is “fair and reasonable” to us will be deemed approved by all partners, including the unitholders, and will not constitute a breach of the partnership agreement These conflicts may include, among others, the following situations:

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
ETP is the controlling owner of our general partner and also owns 29.7 percent of our limited partnership interests and all of our IDRs. Our general partner may cause us to borrow funds from affiliates of ETP or from third parties in order to pay cash distributions to our unitholders and to our general partner, including distributions with respect to our general partner's IDRs.
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
Global market and economic conditions have been, and continue to be, volatile. The debt and equity capital markets have been impacted by, among other things, significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market.
As a result, the cost of raising money in the debt and equity capital markets could be higher and the availability of funds from those markets could be diminished if we seek access to those markets. Accordingly, we cannot be certain that additional funding will be available, if needed and to the extent required, on acceptable terms. If additional funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
Restrictions in our debt agreements may prevent us from engaging in some beneficial transactions or paying distributions to unitholders.
As of December 31, 2014, our total outstanding indebtedness was $4.15 billion, excluding net unamortized fair value adjustments. Our payment of principal and interest on the debt will reduce the cash available for distribution on our units, as will our obligation to repurchase the senior notes upon the occurrence of specified events involving a change in control of our general partner. In addition, we are prohibited by our credit facilities and the senior notes from making cash distributions during an event of default, or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our credit facilities and senior notes may reduce our ability to incur additional debt, engage in some transactions, and capitalize on acquisition or other business opportunities. Any subsequent refinancing of our current debt or any new debt could have similar or greater restrictions.
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

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	detract from our ability to successfully withstand a downturn in our business or the economy, generally; and

•	place us at a competitive disadvantage against less leveraged competitors.
Our notes and related guarantees are effectively subordinated to any secured debt of ours or the guarantor, as well as to any debt of our non-guarantor subsidiaries, and, in the event of our bankruptcy or liquidation, holders of our notes will be paid from any assets remaining after payments to any holders of our secured debt.
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
Our partnership agreement requires us to distribute 100 percent of our available cash to our general partner and Sunoco Logistics Partners L.P. within 45 days following the end of every quarter. The Sunoco Logistics Partners L.P. partnership agreement requires it to distribute 100 percent of its available cash to its unitholders of record within 45 days following the end of every quarter. Available cash with respect to any quarter is generally all of our or Sunoco Logistics Partners L.P.'s, as applicable, cash on hand at the end of such quarter, less cash reserves for certain purposes. The controlling owner of our general partner and the board of directors of Sunoco Logistics Partners L.P.'s general partner will determine the amount and timing of such distributions and have broad discretion to establish and make additions to our or Sunoco Logistics Partners L.P.'s reserves, as applicable, or the reserves of our or Sunoco Logistics Partners L.P.'s operating subsidiaries, as applicable, as they determine are necessary or appropriate. As a result, we and Sunoco Logistics Partners L.P. do not have the same flexibility as corporations or other entities that do not pay dividends or that have complete flexibility regarding the amounts they will distribute to their equity holders. Although our payment obligations to our partners are subordinate to our payment obligations on our debt, the timing and amount of our quarterly distributions to our partners could significantly reduce the cash available to pay the principal, premium (if any), and interest on our notes.
Rising short-term interest rates could increase our financing costs and reduce the amount of cash we generate.
As of December 31, 2014, we had $185 million of floating-rate debt outstanding. Rising short-term rates could materially and adversely affect our results of operations, financial condition or cash flows.
Any reduction in our credit ratings or in ETP's credit ratings could materially and adversely affect our business, results of operations, financial condition and liquidity.
We currently maintain an investment grade rating by Moody's, S&P and Fitch Ratings. However, our current ratings may not remain in effect for any given period of time and a rating may be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. If Moody's, S&P or Fitch Ratings were to downgrade our long-term rating, particularly below investment grade, our borrowing costs could significantly increase, which would adversely affect our financial results, and our potential pool of investors and funding sources could decrease. Further, due to our relationship with ETP, any downgrade in ETP's credit ratings could also result in a downgrade in our credit ratings. Ratings from credit agencies are not recommendations to buy, sell or hold our securities, and each rating should be evaluated independently of any other rating.

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
The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter. Despite the fact that we are a limited partnership under Pennsylvania law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. We believe that we satisfy the qualifying income requirement based on our current operations. Failing to meet this requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax at the corporate tax rate, and likely would pay state income tax at varying rates. Distributions to unitholders generally would be taxed again as corporate distributions, and none of our income, gains, losses or deductions would flow through to unitholders. Therefore, treatment of us as a corporation would result in a material reduction in anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of our common Units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our case available for distribution to our unitholders
The sale or exchange of 50 percent or more of our capital and profit interests during any twelve-month period will result in our termination as a partnership for federal income tax purposes.
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
If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions to our unitholders in excess of the total net taxable income the unitholder was allocated for a unit, which decreased their tax basis in that unit, will, in effect, become taxable income to our unitholders if the common unit is sold at a price greater than their tax basis in that common unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash received from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as individual retirement accounts ("IRAs"), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or non-U.S. person, you should consult your tax advisor before investing in our common units.
Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our limited partner units.
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct our business and own assets in 35 states, most of which impose a personal income tax. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all United States federal, state and local tax returns.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely affected and the costs of any such contest will reduce cash available for distributions to our Unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne by us reducing the cash available for distribution to our Unitholders.
We have subsidiaries that will be treated as corporations for federal income tax purposes and subject to corporate-level income taxes.
Even though we (as a partnership for U.S. federal income tax purposes) are not subject to U.S. federal income tax, some of our operations are currently conducted through subsidiaries that are organized as corporations for U.S. federal income tax purposes. The taxable income, if any, of subsidiaries that are treated as corporations for U.S. federal income tax purposes, is subject to corporate-level U.S. federal income taxes which may reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS or other state or local jurisdictions were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, the cash available for distribution could be further reduced. The income tax return filings positions taken by these corporate subsidiaries require significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items. Despite our belief that the income tax return positions taken by these subsidiaries are fully supportable, certain positions may be successfully challenged by the IRS, state or local jurisdictions.
We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could result in a Unitholder owing more tax and may adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our Unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to tax returns of our Unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our Unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.
A Unitholder whose units are the subject of a securities loan (e.g. a loan to a “short seller”) to cover a short sale of units may be considered as having disposed of those units. If so, the Unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a Unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the Unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the Unitholder and any cash distributions received by the Unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and our public Unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.
When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to such assets to the capital accounts of our Unitholders and our General Partner. Although we may from time to time consult with professional appraisers regarding valuation matters, including the valuation of our assets, we make many of the fair market value estimates of our assets ourselves using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain Unitholders and our General Partner, which may be unfavorable to such Unitholders. Moreover, under our current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our General Partner and certain of our Unitholders.
A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our Unitholders. It also could affect the amount of gain on the sale of common units by our Unitholders and could have a negative impact on the value of our common units or result in audit adjustments to the tax returns of our Unitholders without the benefit of additional deductions.

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
In January 2012, the Partnership experienced a release on its products pipeline in Wellington, Ohio. In connection with this release, the Pipeline Hazardous Material Safety Administration ("PHMSA") issued a Corrective Action Order under which the Partnership is obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. The Partnership also entered into an Order on Consent with the Environmental Protection Agency ("EPA") regarding the environmental remediation of the release site. All requirements of the Order on Consent with the EPA have been fulfilled and the Order has been satisfied and closed. The Partnership has also received a "No Further Action" approval from the Ohio EPA for all soil and groundwater remediation requirements. The Partnership has not received any proposed penalties associated with this release and continues to cooperate with both PHMSA and the EPA to complete the investigation of the incident and repair of the pipeline.
In 2012, the EPA issued a proposed consent agreement related to the releases that occurred at the Partnership's pump station/tank farm in Barbers Hill, Texas and pump station/tank farm located in Cromwell, Oklahoma in 2010 and 2011, respectively. These matters were referred to the U.S. Department of Justice ("DOJ") by the EPA. In November 2012, the Partnership received an initial assessment of $1.4 million associated with these releases. The Partnership is in discussions with the EPA and the DOJ on this matter and hopes to resolve the issue during 2015. The timing or outcome of this matter cannot be reasonably determined at this time. However, the Partnership does not expect there to be a material impact to its results of operations, cash flows or financial position.
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
Our common units are listed on the New York Stock Exchange under the symbol "SXL" beginning on February 5, 2002. At the close of business on February 25, 2015, there were 64 holders of record of our common units. These holders of record included the general partner with 67.1 million common units registered in its name, and Cede & Co., a clearing house for stock transactions, with the majority of the remaining 162.5 million common units registered to it.
Our registration statements to offer our limited partnership interests and debt securities to the public also allows our general partner to sell, in one or more offerings, any common units it owns. For each offering of our general partner's limited partnership units, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities offered by our general partner in that offering.
On June 12, 2014, the Partnership completed a two-for-one split of its common units, which resulted in the issuance of one additional common unit for every one common unit owned. All unit and per unit information included in this report are presented on a post-split basis. The high and low sales price ranges (composite transactions) and distributions declared (per unit), by quarter, for 2014 and 2013 were as follows:

	2014			2013
	Unit Price		Declared Distributions	Unit Price		Declared Distributions
Quarter	High	Low		High	Low
1st	$45.76	$36.40	$0.3475	$34.22	$25.17	$0.2863
2nd	$47.82	$43.01	$0.3650	$32.88	$28.88	$0.3000
3rd	$51.45	$42.20	$0.3825	$34.11	$29.30	$0.3150
4th	$52.47	$35.61	$0.4000	$38.04	$32.41	$0.3312
Within 45 days after the end of each quarter, we distribute all cash on hand at the end of the quarter, less reserves established by our general partner in its discretion. This is defined as "available cash" in the partnership agreement. Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business. We will make minimum quarterly distributions of $0.075 per common unit, to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner.
If cash distributions exceed $0.0833 per unit in a quarter, our general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as "incentive distributions." The amounts shown in the table under "Marginal Percentage Interest in Distributions" are the percentage interests of our general partner and our unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column "Total Quarterly Distribution Target Amount," until the available cash that is distributed reaches the next target distribution level, if any. The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.
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

The following table compares the target distribution levels and distribution "splits" between the general partner and the holders of our common units:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders
Minimum Quarterly Distribution	$0.0750	2%		98%
First Target Distribution	up to $0.0833	2%		98%
Second Target Distribution	above $0.0833
	up to $0.0958	15%	(1)	85%
Third Target Distribution	above $0.0958
	up to $0.2638	37%	(1)	63%
Thereafter	above $0.2638	50%	(1)	50%

(1)	Includes general partner interest.

ITEM 6.	SELECTED FINANCIAL DATA
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

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012	Year Ended December 31,
	2014	2013			2011	2010
	(in millions, except per unit data)			(in millions, except per unit data)
Income Statement Data:
Revenues:
Sales and other operating revenue:
Unaffiliated customers	$17,018	$15,073	$2,989	$9,460	$10,473	$6,691
Affiliates	1,070	1,566	200	461	432	1,117
Gain on divestment and related matters	—	—	—	11	—	—
Total revenues	$18,088	$16,639	$3,189	$9,932	$10,905	$7,808
Operating income (1)	$367	$560	$159	$460	$423	$271
Other income (2)	$25	$21	$5	$18	$13	$30
Income before income tax expense	$325	$504	$150	$413	$347	$356
Net Income	$300	$474	$142	$389	$322	$348
Net Income attributable to noncontrolling interests	(9)	(11)	(3)	(8)	(9)	(2)
Net Income attributable to Sunoco Logistics Partners L.P.	$291	$463	$139	$381	$313	$346
Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit: (3)
Basic	$0.52	$1.63	$0.55	$1.57	$1.28	$1.56
Diluted	$0.51	$1.63	$0.55	$1.57	$1.27	$1.56
Cash distributions per unit to Limited Partners: (3) (4)
Paid	$1.43	$1.17	$0.26	$0.66	$0.81	$0.75
Declared	$1.50	$1.23	$0.27	$0.71	$0.82	$0.77
Other Data:
Adjusted EBITDA (5)	$971	$871	$219	$591	$573	$399
Distributable Cash Flow (5)	$750	$660	$163	$439	$388	$242

(1)
During the first quarter 2013, we adjusted our presentation of operating income reported in the consolidated statements of comprehensive income to conform to the presentation utilized by Energy Transfer Partners, L.P. ("ETP"), the controlling member of our general partner. Other income, which is comprised primarily of equity income from our unconsolidated joint venture interests, is presented separately and is no longer included as a component of operating income. These changes did not impact our net income. Prior period amounts have been recast to conform to current presentation.

(2)
Includes equity income from our investments in the following joint ventures: Explorer Pipeline Company, Wolverine Pipe Line Company, West Shore Pipe Line Company ("West Shore"), Yellowstone Pipe Line Company, Bayview Refining Company, LLC ("Bayview"), SunVit Pipeline LLC ("SunVit"), Mid-Valley Pipeline Company ("Mid-Valley") and West Texas Gulf Pipe Line Company ("West Texas Gulf"). Equity income from the investments has been included based on our respective ownership percentages of each, and from the dates of acquisition or formation. In the third quarter 2010, we acquired a controlling financial interest in Mid-Valley and West Texas Gulf. Therefore, these joint ventures are reflected as consolidated subsidiaries from the respective dates of acquisition.

(3)
In December 2011, we completed a three-for-one split of our common and Class A units. The unit split resulted in the issuance of two additional common or Class A units for every one unit owned. In June 2014, a two-for-one split was completed, which resulted in the issuance of one additional common unit for every one unit owned. All unit and per unit information is presented on a post-split basis.

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

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012	Year Ended December 31,
	2014	2013			2011	2010
	(in millions)			(in millions)
Net Income	$300	$474	$142	$389	$322	$348
Interest expense, net	67	77	14	65	89	73
Depreciation and amortization expense	296	265	63	76	86	64
Impairment charge and other related matters	258	—	—	9	31	3
Provision for income taxes	25	30	8	24	25	8
Non-cash compensation expense	16	14	2	6	6	5
Unrealized losses/(gains) on commodity risk management activities	(17)	(1)	(3)	6	(2)	2
Amortization of excess equity method investment	2	2	—	—	—	—
Proportionate share of unconsolidated affiliates’ interest, depreciation and provision for income taxes	24	20	5	16	16	24
Non-cash accrued liability adjustment	—	(10)	—	—	—	—
Adjustments to commodity hedges resulting from "push-down" accounting	—	—	(12)	—	—	—
Gain on investments in affiliates	—	—	—	—	—	(128)
Adjusted EBITDA	971	871	219	591	573	399
Interest expense, net	(67)	(77)	(14)	(65)	(89)	(73)
Provision for current income taxes (1)	(29)	(24)	(10)	(24)	(27)	(8)
Amortization of fair value adjustments on long-term debt	(14)	(23)	(6)	—	—	—
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(35)	(27)	(3)	(25)	(17)	(36)
Maintenance capital expenditures	(76)	(53)	(21)	(29)	(42)	(37)
Distributable Cash Flow attributable to noncontrolling interests	(12)	(16)	(2)	(9)	(10)	(3)
Contributions attributable to acquisition from affiliate	12	9	—	—	—	—
Distributable Cash Flow (1)	$750	$660	$163	$439	$388	$242

(1)
During the third quarter 2014, we changed our definition of Distributable Cash Flow to conform to the presentation utilized by ETP. This change did not have a material impact on our Distributable Cash Flows. Prior period amounts have been recast to conform to current presentation.

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012	Year Ended December 31,
	2014	2013			2011	2010
	(in millions)			(in millions)
Net cash provided by operating activities	$566	$749	$280	$411	$430	$341
Interest expense, net	67	77	14	65	89	73
Amortization of bond premium, financing fees and bond discount	12	22	6	(2)	(2)	(2)
Deferred income tax (expense) benefit	4	(6)	2	—	2	—
Regulatory matters excluded from Adjusted EBITDA	—	—	—	10	(11)	—
Claim for (recovery of) environmental liability	—	—	(13)	14	—	—
Equity in earnings of unconsolidated affiliates	25	21	5	15	12	24
Distributions from unconsolidated affiliates	(14)	(14)	(6)	(5)	(11)	(12)
Net change in working capital pertaining to operating activities	258	(20)	(91)	29	37	(57)
Unrealized losses/(gains) on commodity risk management activities	(17)	(1)	(3)	6	(2)	2
Amortization of excess equity method investment	2	2	—	—	—	—
Proportionate share of unconsolidated affiliates’ interest, depreciation and provision for income taxes	24	20	5	16	16	24
Non-cash accrued liability adjustment	—	(10)	—	—	—	—
Adjustments to commodity hedges resulting from "push-down" accounting	—	—	(12)	—	—	—
Provision for income taxes	25	30	8	24	25	8
Other	19	1	24	8	(12)	(2)
Adjusted EBITDA	$971	$871	$219	$591	$573	$399
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

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition, October 5, 2012 to December 31, 2012 (3)	Period from January 1, 2012 to October 4, 2012 (3)	Year Ended December 31,
	2014 (1)	2013 (2)			2011 (4)	2010 (5)
	(in millions)			(in millions)
Cash Flow Data:
Net cash provided by operating activities	$566	$749	$280	$411	$430	$341
Net cash used in investing activities	$(2,866)	$(957)	$(139)	$(224)	$(609)	$(426)
Net cash provided by (used in) financing activities	$2,362	$244	$(140)	$(190)	$182	$85
Capital expenditures:
Expansion (6)	$2,346	$851	$118	$206	$171	$137
Maintenance (7)	70	46	21	29	42	37
Acquisitions	391	60	—	—	396	252
Investments in joint venture interests	$42	$—	$—	$—	$—	$—
Total capital expenditures	$2,849	$957	$139	$235	$609	$426

(1)
Cash flows related to expansion capital expenditures in 2014 included projects to: invest in the previously announced Mariner and Allegheny Access projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through previously announced expansion capital projects in Texas and Oklahoma; expand the service capabilities of our refined products and NGLs acquisition and marketing business; and upgrade the service capabilities at our bulk marine terminals. Cash flows related to acquisitions in 2014 included $65 million related to a crude oil acquisition and marketing business and a controlling financial interest in a related rail facility, and $325 million related to the acquisition of additional ownership interest in a consolidated subsidiary.

(2)
Cash flows related to expansion capital expenditures in 2013 included projects to: invest in our crude oil infrastructure by increasing our pipeline capabilities through previously announced expansion capital projects in Texas and Oklahoma; expand upon our refined products acquisition and marketing services; upgrade the service capabilities at the Eagle Point and Nederland terminals; and invest in the previously announced Mariner and Allegheny Access projects. We also acquired the Marcus Hook Industrial Complex from Sunoco for $60 million in 2013.

(3)
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

(4)
Expansion capital expenditures in 2011 included projects to expand upon our butane blending services, increase tankage at the Nederland facility, increase connectivity of the crude oil pipeline assets in Texas and increase our crude oil trucking fleet to meet the demand for transportation services in the southwest United States. Cash flows related to acquisitions in 2011 included $73 million related to the acquisition of the East Boston terminal, $222 million related to the acquisition of the Texon L.P. ("Texon") crude oil purchasing and marketing business, $2 million related to the acquisition of the Eagle Point tank farm and $99 million related to the acquisition of a controlling financial interest in Inland Corporation ("Inland").

(5)
Expansion capital expenditures in 2010 included construction projects to expand services at our refined products terminals, increase tankage at the Nederland Terminal and to expand upon our refined products platform in the southwest United States. Cash flows related to acquisitions in 2010 included $152 million related to the acquisition of a butane blending business from Texon, $91 million related to the acquisition of additional ownership interests in Mid-Valley, West Texas Gulf and West Shore and $9 million for the acquisition of two terminals in Texas.

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

	Successor			Predecessor
	December 31,			December 31,
	2014	2013	2012	2011	2010
	(in millions)			(in millions)
Balance Sheet Data (at period end):
Net properties, plants and equipment	$8,849	$6,519	$5,623	$2,522	$2,128
Total assets	$13,644	$11,897	$10,361	$5,477	$4,188
Total debt	$4,260	$2,503	$1,732	$1,698	$1,229
Total Sunoco Logistics Partners L.P. Equity	$6,678	$6,204	$6,072	$1,096	$965
Noncontrolling interests	60	121	123	98	77
Total equity	$6,738	$6,325	$6,195	$1,194	$1,042

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012	Year Ended December 31,
	2014	2013			2011	2010
Operating Data:
Crude Oil Pipelines (1)
Pipeline throughput (thousands of barrels per day ("bpd")) (2)	2,125	1,866	1,584	1,546	1,587	1,183
Pipeline revenue per barrel (cents)	71.6	72.7	75.6	68.0	55.0	50.7
Crude Oil Acquisition and Marketing (3)
Crude oil purchases (thousands of bpd)	873	749	669	674	663	638
Gross profit per barrel purchased (cents)(4)	60.5	94.9	142.5	95.1	68.1	23.4
Average crude oil price (per barrel)	$92.92	$98.00	$88.20	$96.20	$95.14	$79.55
Terminal Facilities (5)
Terminal throughput (thousands of bpd)
Refined products terminals	414	431	451	499	492	488
Nederland terminal	1,233	932	787	703	757	729
Refinery terminals	288	397	411	369	443	465
Products Pipelines (1)
Pipeline throughput (thousands of bpd) (6)	552	571	601	565	522	468
Pipeline revenue per barrel (cents)	88.1	62.5	63.0	62.2	68.3	70.0

(1)	Excludes amounts attributable to equity ownership interests in corporate joint ventures which are not consolidated.

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

(4)
Represents total segment sales and other operating revenue minus cost of products sold and operating expenses divided by crude oil purchases. In the fourth quarter 2014, we adjusted our classification of certain operating expenses and selling, general and administrative expenses to conform to the presentation utilized by ETP. All prior period amounts, including gross profit per barrel purchased, have been recast to conform to current presentation.

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
Overview
We, Sunoco Logistics Partners L.P. or "SXL," are a Delaware limited partnership which is principally engaged in the transport, terminalling and storage of crude oil, refined products and natural gas liquids ("NGLs"). In addition to logistics services, we also own acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, refined products and NGLs. Our portfolio of geographically diverse assets earns revenues in 35 states located throughout the United States. Revenues are generated by charging tariffs for transporting crude oil, refined products and NGLs through our pipelines, as well as by charging fees for various services at our terminal facilities. Revenues are also generated by acquiring and marketing crude oil, refined products and NGLs. Generally, our commodity purchases are entered into in contemplation of or simultaneously with corresponding sale transactions involving physical deliveries, which enables us to secure a profit on the transaction at the time of purchase.
On October 5, 2012, Sunoco, Inc. ("Sunoco") was acquired by Energy Transfer Partners, L.P. ("ETP"). Prior to this transaction, Sunoco (through its wholly-owned subsidiary Sunoco Partners LLC) served as our general partner and owned a two percent general partner interest, all of our incentive distribution rights, and a 32.4 percent limited partner interest in SXL. In connection with the acquisition, Sunoco’s general and limited partner interests in us were contributed to ETP, resulting in a change in control of our general partner. As a result, we became a consolidated subsidiary of ETP and elected to apply "push-down" accounting, which required our assets and liabilities to be adjusted to fair value on the closing date, October 5, 2012. The effective date of the acquisition for accounting and reporting purposes was deemed to be October 1, 2012. Due to the application of "push-down" accounting, our consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting during those periods. The periods prior to the acquisition date, October 5, 2012, are identified as "Predecessor" and the periods from October 5, 2012 forward are identified as "Successor," and our operating results for the years ended December 31, 2014, 2013 and 2012 are presented in comparative periods. We performed an analysis and determined that the activity from October 1, 2012 through October 4, 2012 was not material in relation to our financial position, results of operations or cash flows. Therefore, operating results between October 1, 2012 and October 4, 2012 have been included within the "Successor" period ended December 31, 2012.
In July 2013, the limited liability agreement of Sunoco Partners LLC was amended to reflect the addition of ETE Common Holdings, LLC ("ETE Holdings") as an owner of a 0.1 percent membership interest in our general partner. ETE Holdings is a wholly-owned subsidiary of Energy Transfer Equity, L.P., and an affiliate of ETP. This change in the ownership of the general partner did not impact our consolidated financial statements. Subsequent to the amendment, we remain a consolidated subsidiary of ETP. In addition, the 67.1 million common units owned by Sunoco Partners LLC were assigned to ETP.
Strategic Actions
Our primary business strategies focus on generating stable cash flows by increasing pipeline and terminal throughput, utilizing our acquisition and marketing assets to maximize value, pursuing economically accretive organic growth opportunities, and continuing to improve operating efficiencies and reduce costs. We also utilize our pipeline systems to take advantage of market dislocations. We believe these strategies will result in continuing increases in distributions to our unitholders. As part of our strategy, we have undertaken several initiatives including the acquisitions and growth capital programs described below.
Acquisitions
We completed four acquisitions for a total of $466 million during the three-year period ended December 31, 2014:
2014 Acquisitions

•
West Texas Gulf Pipe Line Company - In December 2014, we acquired an additional 28.3 percent ownership interest in the West Texas Gulf Pipe Line Company ("West Texas Gulf") from Chevron Pipe Line Company, increasing our controlling financial interest to 88.6 percent. The remaining noncontrolling interest in West Texas Gulf was acquired in January 2015. The pipeline continues to be reported in the Crude Oil Pipelines segment.

•
EDF Trading - In May 2014, we acquired a crude oil purchasing and marketing business from EDF Trading North America, LLC ("EDF"). The purchase consisted of a crude oil acquisition and marketing business and related assets which handle 20 thousand barrels per day. The acquisition also included a promissory note that was convertible to an equity interest in a rail facility (see Price River Terminal, below). The acquisition is included in the Crude Oil Acquisition and Marketing segment.

•
Price River Terminal - In May 2014, we acquired a 55 percent economic and voting interest in Price River Terminal, LLC ("PRT"), a rail facility in Wellington, Utah. The terms of the acquisition provide PRT’s noncontrolling interest holders the option to sell their interests to the Partnership at a price defined in the purchase agreement. As a result, the noncontrolling interests attributable to PRT are excluded from the Partnership's total equity and are instead reflected as redeemable interests in the condensed consolidated balance sheet as of December 31, 2014. As the Partnership acquired a controlling financial interest in PRT, the entity is reflected as a consolidated subsidiary of the Partnership from the acquisition date and is included in the Crude Oil Acquisition and Marketing segment.

2013 Acquisition

•
Marcus Hook Industrial Complex - In the second quarter 2013, we acquired Sunoco's Marcus Hook Industrial Complex and related assets (the "Marcus Hook Industrial Complex"). The acquisition of terminalling and storage assets located in Pennsylvania and Delaware included underground storage caverns with a capacity of approximately 2 million barrels, deep water berths, rail access and trucking capabilities, and advantageous pipeline access. In addition, the acquisition included commercial agreements, including a reimbursement agreement under which Sunoco will reimburse us $40 million for certain operating expenses of the Marcus Hook Industrial Complex through March 31, 2017. Since the transaction was with an entity under common control, we recorded the assets acquired and liabilities assumed at Sunoco's net carrying value. The acquisition was included within the Terminal Facilities segment.

Growth Capital Program
In 2014, we invested $2.5 billion in organic growth capital projects to improve operational efficiencies, reduce costs, expand existing facilities and construct new assets to increase storage, throughput volume or the scope of services we are able to provide. These included projects to: invest in the previously announced Mariner and Allegheny Access projects; invest in our crude oil infrastructure by increasing pipeline capabilities through previously announced expansion capital projects in Texas and Oklahoma; expand the service capabilities of our refined products and NGLs acquisition and marketing business; and upgrade the service capabilities at our bulk marine terminals. We also increased activity in the pipeline transportation, storage, and acquisition and marketing of NGLs in the northeastern United States with additional pipeline throughput on the delivery of ethane from the Marcellus Shale Basin to Ontario and activities at our Marcus Hook Industrial Complex. Operational results from these activities have been included in our Products Pipelines and Terminal Facilities segments. We will continue to expand our NGL platform through previously announced growth projects that are expected to commence operations throughout 2015 and 2016.
During 2015, we expect to invest approximately $2 billion in expansion capital expenditures related to organic growth, excluding acquisitions and investment in joint venture interests. This includes spending to capture more value from existing assets such as the Marcus Hook Industrial Complex, our crude pipelines, our bulk marine terminals and our patented blending technology. Expansion capital expenditures in 2015 will also include continued progress on our previously announced growth projects:
Mariner East 1 and Mariner East 2
Mariner East 1 is a pipeline project to deliver NGLs from the Marcellus Shale areas in Western Pennsylvania to Marcus Hook, Pennsylvania, which commenced initial operations in the fourth quarter 2014. Mariner East 2 is the second phase of the project, which will expand the total takeaway capacity to 345,000 barrels per day. In addition to delivering NGLs from the Marcellus and Utica Shale areas of Western Pennsylvania, Mariner East 2 will also deliver NGLs from the shale areas in West Virginia and Eastern Ohio. Mariner East 1 and Mariner East 2 will deliver NGLs to our Marcus Hook Industrial Complex on the Delaware River in Pennsylvania, where it will be processed, stored and distributed to various local, domestic and waterborne markets. Mariner East 2 is expected to commence operations in the fourth quarter 2016.
Permian Express 2
The Permian Express 2 pipeline project involves the construction of approximately 300 to 400 miles of new crude oil pipelines, with origins in multiple locations in West Texas: Midland, Garden City and Colorado City. With an expected initial capacity of approximately 200,000 barrels per day, Permian Express 2 is expected to deliver to multiple refiners and markets beginning in the third quarter 2015.

Permian Longview and Louisiana Extension
This project will enable us to provide takeaway capacity for approximately 100,000 additional barrels per day out of the basin at Midland to be transported to the Longview area, as well as destinations in Louisiana, utilizing a combination of our proprietary crude oil system, as well as third party pipelines. The project is expected to commence operations in mid-2016.
Delaware Basin Extension
The Delaware Basin Extension project will provide shippers with new takeaway capacity from the rapidly growing Delaware Basin area in New Mexico and West Texas to Midland, Texas. The project will consist of approximately 125 miles of new build pipeline and is anticipated to have initial capacity to transport approximately 100,000 barrels per day. The pipeline is expected to be operational in the first half 2016.
Allegheny Access
The Allegheny Access project will provide transport of refined products from the Midwest to markets in Eastern Ohio and Western Pennsylvania. The pipeline is expected to commence start up operations by the end of the first quarter 2015.

Conservative Capital Structure
Our goal is to maintain substantial liquidity and a conservative capital structure. Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), our wholly-owned subsidiary, maintains a $1.50 billion Credit Facility, which contains an "accordion" feature, that, under certain conditions, may increase to $2.25 billion.
During 2014, we issued 18.0 million common units for net proceeds of $839 million in connection with an overnight equity offering and activity under our at-the-market equity offering program ("ATM program"). We also issued $2.0 billion of long-term debt in connection with senior notes offerings.
We will maintain our conservative capital structure by utilizing a combination of our operating cash flows and debt and equity issuances to finance our future growth.
Cash Distribution Increases
As a result of our continued growth, our general partner increased our cash distributions to limited partners in all quarters in the three years ended December 31, 2014. For the quarter ended December 31, 2014, the distribution increased to $0.40 per common unit ($1.60 annualized). The distribution for the fourth quarter 2014 was paid on February 13, 2015.

Results of Operations

	Successor					Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Three Months Ended December 31, 2013	Nine Months Ended September 30, 2013	Period from Acquisition, October 5, 2012 to December 31, 2012 (1)	Period from January 1, 2012 to October 4, 2012 (1)
	(in millions, except per unit data)					(in millions, except per unit data)
Statements of Income
Sales and other operating revenue:
Unaffiliated customers	$17,018	$15,073	$3,907	$11,166	$2,989	$9,460
Affiliates	1,070	1,566	381	1,185	200	461
Gain on divestment and related matters	—	—	—	—	—	11
Total revenues	18,088	16,639	4,288	12,351	3,189	9,932
Cost of products sold (2)	16,853	15,574	4,040	11,534	2,885	9,214
Operating expenses	196	148	31	117	58	122
Selling, general and administrative expenses (2)	118	92	22	70	24	61
Depreciation and amortization expense	296	265	69	196	63	76
Impairment charge and other related matters	258	—	—	—	—	(1)
Total costs and expenses	17,721	16,079	4,162	11,917	3,030	9,472
Operating income (3)	367	560	126	434	159	460
Net interest expense	(67)	(77)	(19)	(58)	(14)	(65)
Other income	25	21	5	16	5	18
Income before provision for income taxes	325	504	112	392	150	413
Provision for income taxes	(25)	(30)	(7)	(23)	(8)	(24)
Net Income	300	474	105	369	142	389
Net Income attributable to noncontrolling interests	(9)	(11)	(3)	(8)	(3)	(8)
Net Income attributable to Sunoco Logistics Partners L.P.	$291	$463	$102	$361	$139	$381
Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$0.52	$1.63	$0.32	$1.32	$0.55	$1.57
Diluted	$0.51	$1.63	$0.32	$1.31	$0.55	$1.57

(1)
The effective date of the acquisition for accounting and reporting purposes was deemed to be October 1, 2012. The activity from October 1, 2012 through October 4, 2012 was not material in relation to our financial position, results of operations or cash flows.

(2)
During the fourth quarter 2014, we adjusted our presentation of certain operating expenses and selling, general and administrative expenses to conform to the presentation utilized by ETP. These changes did not impact our net income. Prior period amounts have been recast to conform to current presentation.

(3)
During the first quarter 2013, we adjusted our presentation of operating income to conform to the presentation utilized by ETP. Other income, which is comprised primarily of equity income from our unconsolidated joint venture interests, is presented separately and is no longer included as a component of operating income. These changes did not impact our net income. Prior period amounts have been recast to conform to current presentation.

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

The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF:

	Successor					Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Three Months Ended December 31, 2013	Nine Months Ended September 30, 2013	Period from Acquisition, October 5, 2012 to December 31, 2012 (1)	Period from January 1, 2012 to October 4, 2012 (1)
	(in millions)					(in millions)
Net Income	$300	$474	$105	$369	$142	$389
Interest expense, net	67	77	19	58	14	65
Depreciation and amortization expense	296	265	69	196	63	76
Impairment charge and other related matters	258	—	—	—	—	9
Provision for income taxes	25	30	7	23	8	24
Non-cash compensation expense	16	14	4	10	2	6
Unrealized losses/(gains) on commodity risk management activities	(17)	(1)	11	(12)	(3)	6
Amortization of excess equity method investment	2	2	1	1	—	—
Proportionate share of unconsolidated affiliates’ interest, depreciation and provision for income taxes	24	20	4	16	5	16
Non-cash accrued liability adjustment	—	(10)	(10)	—	—	—
Adjustments to commodity hedges resulting from "push-down" accounting	—	—	—	—	(12)	—
Adjusted EBITDA	971	871	210	661	219	591
Interest expense, net	(67)	(77)	(19)	(58)	(14)	(65)
Provision for current income taxes (2)	(29)	(24)	(6)	(18)	(10)	(24)
Amortization of fair value adjustments on long-term debt	(14)	(23)	(6)	(17)	(6)	—
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(35)	(27)	(6)	(21)	(3)	(25)
Maintenance capital expenditures	(76)	(53)	(16)	(37)	(21)	(29)
Distributable Cash Flow attributable to noncontrolling interests	(12)	(16)	(3)	(13)	(2)	(9)
Contributions attributable to acquisition from affiliate	12	9	3	6	—	—
Distributable Cash Flow (2)	$750	$660	$157	$503	$163	$439

(1)
The effective date of the acquisition for accounting and reporting purposes was deemed to be October 1, 2012. The activity from October 1, 2012 through October 4, 2012 was not material in relation to our financial position, results of operations or cash flows.

(2)
During the third quarter 2014, we changed our definition of Distributable Cash Flow to conform to the presentation utilized by ETP. This change did not have a material impact on our Distributable Cash Flows. Prior period amounts have been recast to conform to current presentation.

Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to SXL") was $291 and $463 million for the years ended December 31, 2014 and 2013, respectively. Results in 2014 included a $258 million write down of crude oil, refined products and NGL inventories which resulted from the decline in commodity prices. Excluding this item, net income attributable to SXL increased $86 million compared to the prior period. This increase was driven by improved operating performance in the Crude Oil Pipelines, Terminal Facilities, and Products Pipelines segments. Lower net interest expense also contributed to the increase, where higher capitalized interest in connection with our expansion capital program was largely offset by additional interest expenses related to $2.0 billion of senior notes offerings. These improvements were partially offset by lower operating performance in the Crude Oil Acquisition and Marketing segment, higher depreciation and amortization expense, and increased selling, general and administrative expenses.

Net income attributable to Sunoco Logistics Partners L.P. was $102 and $139 million for the fourth quarter 2013 and the period from October 5, 2012 to December 31, 2012, respectively. The $37 million decrease was driven by decreased operating performance from the Crude Oil Acquisition and Marketing and Products Pipelines segments, increased depreciation expense and the absence of $12 million of adjustments on commodity hedges that were recognized in connection with push-down accounting. These decreases were partially offset by improved operating performance in the Crude Oil Pipelines segment and decreased selling, general and administrative expenses primarily attributable to a non-cash accrued liability adjustment. Net interest expense increased due largely to the $700 million Senior Notes offering in January 2013 and was partially offset by increased capitalized interest associated with our expansion capital program.
Net income attributable to SXL was $361 and $381 million for the nine months ended September 30, 2013 and the period from January 1, 2012 to October 4, 2012, respectively. Results for 2012 included $25 million of non-recurring gains recognized in connection with the sale of the Big Sandy terminal and pipelines assets, the reversal of regulatory obligations that were recorded in 2011 and an asset sale by one of our joint venture interests. Excluding these items, net income attributable to SXL increased $5 million compared to the prior period. Improved operating performance from the Crude Oil Pipelines and Crude Oil Acquisition and Marketing segments was largely offset by higher depreciation and amortization expense attributable to the acquisition of our general partner by ETP; higher selling, general and administrative expenses and decreased operating performance from the Products Pipelines segment. The decrease in net interest expense was primarily related to increased capitalized interest associated with our expansion capital program. Additional interest expense related to the $700 million Senior Notes offering in January 2013 was largely offset by non-cash amortization related to fair value adjustments on our long-term debt.
Analysis of Operating Segments
We manage our operations through four operating segments: Crude Oil Pipelines, Crude Oil Acquisition and Marketing, Terminal Facilities, and Products Pipelines.
Crude Oil Pipelines
Our Crude Oil Pipelines segment consists of crude oil trunk and gathering pipelines in the southwest and midwest United States, including those owned by our joint venture interests. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our transportation services to deliver crude oil and other feedstocks to refineries within those regions. Rates for shipments on these pipelines are regulated by the Federal Energy Commission ("FERC") and the Railroad Commission of Texas ("Texas R.R.C.").

The following table presents the operating results and key operating measures for our Crude Oil Pipelines segment for the periods presented:

	Successor					Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Three Months Ended December 31, 2013	Nine Months Ended September 30, 2013	Period from Acquisition, October 5, 2012 to December 31, 2012 (1)	Period from January 1, 2012 to October 4, 2012 (1)
	(in millions, except for barrel amounts)					(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$326	$295	$85	$210	$70	$187
Affiliates	—	—	—	—	—	—
Intersegment revenue	229	200	54	146	40	101
Total sales and other operating revenue	$555	$495	$139	$356	$110	$288
Depreciation and amortization expense	$99	$90	$23	$67	$22	$19
Adjusted EBITDA	$377	$349	$102	$247	$72	$203
Pipeline throughput (thousands of barrels per day ("bpd"))	2,125	1,866	2,009	1,817	1,584	1,546
Pipeline revenue per barrel (cents)	71.6	72.7	75.2	71.7	75.6	68.0

(1)
The effective date of the acquisition for accounting and reporting purposes was deemed to be October 1, 2012. The activity from October 1, 2012 through October 4, 2012 was not material in relation to our financial position, results of operations or cash flows.

Adjusted EBITDA for the Crude Oil Pipelines segment increased $28 million to $377 million for the year ended December 31, 2014 compared to the prior year period. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($69 million) driven by expansion projects placed into service in 2013 and 2014 to support the demand for West Texas crude oil. This improvement was partially offset by lower average pipeline revenue per barrel ($9 million) and higher operating expenses ($29 million) which included lower pipeline operating gains, higher environmental remediation costs, increased pipeline maintenance costs and higher costs associated with growth projects.
Adjusted EBITDA for the Crude Oil Pipelines segment for the fourth quarter 2013 increased $30 million compared to the period from October 5, 2012 to December 31, 2012. The increase was due primarily to higher throughput volumes ($30 million) largely attributable to expansion projects which began operating during 2013 to support the demand for transportation of West Texas crude oil. Results also benefited from lower maintenance and integrity management costs ($2 million) which were offset by increased utility costs associated with higher throughput volumes and lower pipeline operating gains ($2 million).
Adjusted EBITDA for the Crude Oil Pipelines segment increased $44 million to $247 million for the nine months ended September 30, 2013, compared to $203 million for the period from January 1, 2012 to October 4, 2012. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($49 million) largely attributable to our pipeline expansion projects in Texas and Oklahoma and higher pipeline tariffs ($19 million). These improvements were partially offset by higher operating expenses ($23 million) driven primarily by lower pipeline operating gains, increased environmental remediation expenses, higher utility costs associated with higher throughput volumes and increased maintenance costs.
Crude Oil Acquisition and Marketing
Our Crude Oil Acquisition and Marketing segment reflects the sale of gathered and bulk purchased crude oil. The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold as a result of the significant volume of crude oil bought and sold. The absolute price levels of crude oil normally do not bear a relationship to gross profit, although the price levels significantly impact revenue and costs of products sold. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross profit for the Crude Oil Acquisition and Marketing segment. The operating results of the Crude Oil Acquisition and Marketing segment are affected by overall levels of supply and demand for crude oil and relative fluctuations in market related indices. To the extent there are periods of sustained crude oil price declines, drilling activity could decline impacting the volume of crude oil we buy and sell. Generally, we expect a base level of earnings from our Crude Oil Acquisition and Marketing segment that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated structure. Our management believes gross profit, which is equal to sales and other operating revenue less cost of products sold and operating expenses, is a key measure of financial performance for the Crude Oil Acquisition and Marketing segment. Although we implement risk management activities to provide general stability in our margins, these margins are not fixed and will vary from period to period.
The following table presents the operating results and key operating measures for our Crude Oil Acquisition and Marketing segment for the periods presented:

	Successor					Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Three Months Ended December 31, 2013	Nine Months Ended September 30, 2013	Period from Acquisition, October 5, 2012 to December 31, 2012 (1)	Period from January 1, 2012 to October 4, 2012 (1)
	(in millions, except for barrel amounts)					(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$15,574	$14,122	$3,620	$10,502	$2,747	$8,951
Affiliates	842	1,394	346	1,048	139	307
Intersegment revenue	2	2	2	—	2	—
Total sales and other operating revenue	$16,418	$15,518	$3,968	$11,550	$2,888	$9,258
Depreciation and amortization expense	$54	$49	$13	$36	$11	$16
Impairment charge and other related matters (2)	$231	$—	$—	$—	$—	$8
Adjusted EBITDA	$163	$233	$33	$200	$81	$158
Crude oil purchases (thousands of bpd)	873	749	734	754	669	674
Gross profit per barrel purchased (cents)(3)	60.5	94.9	60.1	106.3	142.5	95.1
Average crude oil price (per barrel)	$92.92	$98.00	$97.50	$98.17	$88.20	$96.20

(1)
The effective date of the acquisition for accounting and reporting purposes was deemed to be October 1, 2012. The activity from October 1, 2012 through October 4, 2012 was not material in relation to our financial position, results of operations or cash flows.

(2)
In the fourth quarter 2014, we recognized a non-cash impairment charge to write down crude oil inventory resulting from the decline in commodity prices. In the first quarter 2012, we recognized a non-cash impairment charge related to a cancelled software project.

(3)	Represents total segment sales and other operating revenue minus cost of products sold and operating expenses, divided by total crude oil purchases.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment decreased $70 million to $163 million for the year ended December 31, 2014 compared to $233 million for the year ended December 31, 2013. The decrease in Adjusted EBITDA was primarily attributable to lower crude oil margins ($106 million) driven by contracted crude oil differentials compared to the prior year period and higher costs attributable to growth projects ($5 million). This impact was partially offset by increased crude oil volumes ($42 million) resulting from higher market demand, the expansion of our crude oil trucking fleet, and the acquisition of EDF in 2014.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment for the fourth quarter 2013 decreased $48 million compared to the period from October 5, 2012 to December 31, 2012. The decrease in Adjusted EBITDA was primarily due to lower crude oil margins ($56 million) driven by crude differentials which have contracted compared to the prior year period. This impact was partially offset by increased crude oil volumes ($8 million) resulting from higher market demand and the expansion of our crude oil trucking fleet.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment increased $42 million to $200 million for the nine months ended September 30, 2013, compared to $158 million for the period from January 1, 2012 to October 4, 2012. The increase in Adjusted EBITDA was driven primarily by expanded crude oil volumes ($20 million) and margins ($21 million). Increased volumes resulted from the expansion in our crude oil trucking fleet and market related opportunities in West Texas. Crude oil margins increased over the prior year despite crude differentials which contracted relative to the first half of 2013.
Terminal Facilities
Our Terminal Facilities segment consists primarily of crude oil, refined products and NGLs terminals, as well as a refined products and NGLs acquisition and marketing business. The Terminal Facilities segment earns revenue by providing storage, terminalling, blending and other ancillary services to our customers, as well as through the sale of refined products and NGLs.

The following table presents the operating results and key operating measures for our Terminal Facilities segment for the periods presented:

	Successor					Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Three Months Ended December 31, 2013	Nine Months Ended September 30, 2013	Period from Acquisition, October 5, 2012 to December 31, 2012 (1)	Period from January 1, 2012 to October 4, 2012 (1)
	(in millions, except for barrel amounts)					(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$968	$561	$175	$386	$148	$264
Affiliates	202	139	28	111	50	118
Intersegment revenue	54	51	12	39	8	24
Total sales and other operating revenue	$1,224	$751	$215	$536	$206	$406
Depreciation and amortization expense	$111	$101	$26	$75	$23	$28
Impairment charge and other related matters (2)	$27	$—	$—	$—	$—	$(10)
Adjusted EBITDA	$346	$233	$62	$171	$52	$173
Terminal throughput (thousands of bpd)
Refined products terminals	414	431	422	434	451	499
Nederland terminal	1,233	932	977	917	787	703
Refinery terminals	288	397	324	421	411	369

(1)
The effective date of the acquisition for accounting and reporting purposes was deemed to be October 1, 2012. The activity from October 1, 2012 through October 4, 2012 was not material in relation to our financial position, results of operations or cash flows.

(2)
In the fourth quarter 2014, we recognized a non-cash impairment charge to write down refined product and NGL inventories resulting from the decline in commodity prices. In the second quarter 2012, we recognized a $10 million gain on the reversal of certain regulatory obligations that were no longer expected to be incurred.

Adjusted EBITDA for the Terminal Facilities segment increased $113 million to $346 million for the year ended December 31, 2014 compared to $233 million for the year ended December 31, 2013. The increase in Adjusted EBITDA was due primarily to higher volumes and increased margins from our refined products and NGLs acquisition and marketing activities ($101 million) which included favorable inventory timing compared to the prior year period. Improved contributions from our bulk marine terminals ($16 million) also contributed to the increase. These positive factors were partially offset by lower volumes at our refined products terminals ($4 million).
Adjusted EBITDA for the Terminal Facilities segment for the fourth quarter 2013 increased $10 million compared to the period from October 5, 2012 to December 31, 2012. The increase in Adjusted EBITDA was due primarily to improved contributions from our bulk marine terminals ($15 million). These increases were partially offset by decreased operating results from our refined products acquisition and marketing activities ($3 million), which was negatively impacted by inventory timing.
Adjusted EBITDA for the Terminal Facilities segment decreased $2 million to $171 million for the nine months ended September 30, 2013, compared to $173 million for the period from January 1, 2012 to October 4, 2012. Results for the first nine months of 2012 included $16 million of non-recurring gains recognized in connection with the sale of the Big Sandy terminal and pipeline assets ($6 million) and the reversal of regulatory obligations ($10 million). Excluding these items, Adjusted EBITDA increased $14 million due primarily to improved results from our bulk marine terminals ($32 million), partially offset by volume reductions at our refined products terminals ($11 million) and higher selling, general and administrative expenses ($3 million).
Products Pipelines
Our Products Pipelines segment consists of refined products and NGL pipelines, including a two-thirds undivided interest in the Harbor pipeline and joint venture interests in four products pipelines in selected areas of the United States. The Products Pipeline System primarily earns revenues by transporting refined products and NGLs from refineries in the northeast, midwest and southwest United States to markets in six states and Canada. Rates for shipments on these pipelines are regulated by the FERC and the Pennsylvania Public Utility Commission ("PA PUC").

The following table presents the operating results and key operating measures for our Products Pipelines segment for the periods presented:

	Successor					Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Three Months Ended December 31, 2013	Nine Months Ended September 30, 2013	Period from Acquisition, October 5, 2012 to December 31, 2012 (1)	Period from January 1, 2012 to October 4, 2012 (1)
	(in millions, except for barrel amounts)					(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$150	$95	$27	$68	$24	$58
Affiliates	26	33	7	26	11	36
Intersegment revenue	2	2	—	2	—	2
Total sales and other operating revenue	$178	$130	$34	$96	$35	$96
Depreciation and amortization expense	$32	$25	$7	$18	$7	$13
Impairment charge and other related matters	$—	$—	$—	$—	$—	$1
Adjusted EBITDA	$85	$56	$13	$43	$14	$57
Pipeline throughput (thousands of bpd) (2)	552	571	586	566	601	565
Pipeline revenue per barrel (cents) (2)	88.1	62.5	63.9	62.0	63.0	62.2

(1)
The effective date of the acquisition for accounting and reporting purposes was deemed to be October 1, 2012. The activity from October 1, 2012 through October 4, 2012 was not material in relation to our financial position, results of operations or cash flows.

(2)	Excludes amounts attributable to equity ownership interests in corporate joint ventures which are not consolidated.
Adjusted EBITDA for the Products Pipelines segment increased $29 million to $85 million for the year ended December 31, 2014 compared to $56 million for the year ended December 31, 2013. The increase was due primarily to higher average pipeline revenue per barrel ($50 million), which was largely driven by the Mariner West project, and higher contributions from joint venture interests ($8 million). These improvements were partially offset by increased costs attributable to growth projects ($30 million).
Adjusted EBITDA for the Products Pipelines segment for the fourth quarter 2013 decreased $1 million compared to the period from October 5, 2012 to December 31, 2012. The decrease was driven by lower pipeline revenue on reduced throughput volumes.
Adjusted EBITDA for the Products Pipelines segment decreased $14 million to $43 million for the nine months ended September 30, 2013, compared to $57 million for the period from January 1, 2012 to October 4, 2012. Results for 2012 included a $5 million non-recurring gain recognized in connection with the sale of the Big Sandy terminal and pipeline assets and a $6 million non-recurring gain recognized by one of our joint venture interests. Excluding these items, Adjusted EBITDA decreased $3 million due primarily to higher selling, general and administrative expenses ($2 million) and increased operating expenses ($7 million), which included lower pipeline operating gains and higher integrity management costs. These factors were partially offset by higher contributions from our joint venture interests ($6 million).
Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our $1.54 billion in credit facilities are our primary sources of liquidity. At December 31, 2014, we had a net working capital surplus of $38 million and available borrowing capacity of $1.35 billion under our revolving credit facilities. We supplement our cash flows from operations with proceeds from our ATM program and, periodically, with debt and equity financing activities.

Capital Resources
Credit Facilities
In November 2013, we replaced our existing $550 million of credit facilities with a new $1.50 billion Credit Facility. The $1.50 billion Credit Facility, which matures in November 2018, includes an "accordion" feature, under which the total aggregate commitment may be extended to $2.25 billion under certain circumstances. The facility is available to fund our working capital requirements, finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of our business. The credit facility also limits us, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.7 to 1 at December 31, 2014, as calculated in accordance with the credit agreement.
West Texas Gulf maintains a $35 million revolving credit facility (the "$35 million Credit Facility") which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate purposes including working capital and capital expenditures. The credit facility also limits West Texas Gulf, on a rolling four-quarter basis, to a minimum fixed charge coverage ratio, as defined in the underlying credit agreement, of 1.00 to 1. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.67 to 1 and 0.85 to 1, respectively, at December 31, 2014. Outstanding borrowings under this credit facility were $35 million at December 31, 2014 and 2013, respectively.
Senior Notes
We had $175 million of 8.75 percent Senior Notes that matured and were repaid in February 2014 with borrowings under the $1.50 billion Credit Facility.
In November 2014, we issued $800 million of 5.35 percent Senior Notes and $200 million of 4.25 percent Senior Notes (the "2024 and 2045 Senior Notes"), due April 2024 and May 2045, respectively. The terms and conditions of the 2024 and 2045 Senior Notes are comparable to those under our existing senior notes.
In April 2014, we issued $300 million of 4.25 percent Senior Notes and $700 million of 5.30 percent Senior Notes (the "2024 and 2044 Senior Notes"), due April 2024 and April 2044, respectively. The terms and conditions of the 2024 and 2044 Senior Notes are comparable to those under our other outstanding senior notes.
The net proceeds of $1.98 billion from the 2014 senior notes offerings were used to repay outstanding borrowings under the $1.50 billion Credit Facility and for general partnership purposes
In January 2013, we issued $350 million of 3.45 percent Senior Notes and $350 million of 4.95 percent Senior Notes (the "2023 and 2043 Senior Notes"), due January 2023 and January 2043, respectively. The terms and conditions of the 2023 and 2043 Senior Notes are comparable to those under our existing senior notes. The net proceeds of $691 million from the 2023 and 2043 Senior Notes were used to pay outstanding borrowings under the $350 and $200 million credit facilities and for general partnership purposes.
Equity Offerings
In the first quarter 2014, we filed a registration statement establishing a $250 million ATM program. The program allows us to issue common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. In the third quarter 2014, we filed a registration statement which will allow us to issue an additional $1.0 billion of common units under the ATM program. For the year ended December 31, 2014, we issued 10.3 million common units under the ATM program for net proceeds of $477 million.
In September 2014, we completed an overnight public offering of 7.7 million common units for net proceeds of $362 million. The net proceeds from this offering were used to repay outstanding borrowings under the $1.5 billion Credit Facility and for general partnership purposes.
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
Net cash provided by operating activities in 2014 of $566 million was primarily the result of net income of $300 million, adjusted for non-cash charges for depreciation and amortization totaling $296 million and a non-cash charge of $258 million to write down crude oil, refined products and NGL inventories as a result of declining commodity prices. These sources of cash were partially offset by a $258 million increase in working capital largely attributable to a decrease in net payables and an increase in inventory volumes.
Net cash provided by operating activities in 2013 of $749 million was primarily the result of net income of $474 million, adjusted for non-cash charges for depreciation and amortization totaling $265 million and a net decrease in working capital of $20 million.
Net cash provided by operating activities in the periods in 2012 of $691 million was primarily the result of net income of $531 million, adjusted for non-cash charges for depreciation and amortization totaling $139 million and a net decrease in working capital of $62 million. The net change in working capital was primarily related to the timing of cash receipts and payments related to accounts receivable and payable, respectively, and increased levels of operating inventories.
Investing Activities
Cash flows used in investing activities relate primarily to our capital expenditures, including maintenance and expansion capital expenditures, acquisitions and investments in joint venture interests. See "Capital Requirements" below for additional details on our investing activities.
In addition to $2.4 billion, $897 million, and $374 million of cash used for maintenance and expansion capital expenditures in 2014, 2013 and 2012, respectively, the primary sources of net cash used in investing activities included $433 million related to acquisitions and investments in joint venture interests in 2014 and the $60 million acquisition of the Marcus Hook Industrial Complex in 2013.
Financing Activities
Cash flows from financing activities relate primarily to the payment of distributions to partners; proceeds from senior notes offerings, as well as overnight equity and ATM offerings; borrowings and repayments under our credit facilities; the cash impacts of debt and equity activities; and changes to advances to affiliated companies, which prior to our transition away from Sunoco's cash management program in 2014, represented our cash held by Sunoco in connection with our participation in that program.
Net cash provided by financing activities of $2.4 billion in 2014 was primarily related to $1.98 billion of net proceeds related to senior notes offerings; $839 million of net proceeds from the overnight public offering and our ATM program; and the $239 million decrease in advances to affiliates, which represented our cash held by Sunoco in accordance with our participation in Sunoco's cash management program. These sources of cash were partially offset by $468 million of distributions paid to limited partners and the general partner; the $175 million repayment of the 8.75 percent Senior Notes which matured in February 2014; and $50 million of net repayments under our $1.50 billion Credit Facility.
Net cash provided by financing activities of $244 million in 2013 was primarily related to $691 million of net proceeds from the January 2013 offering of senior notes and $96 million of net borrowings under our revolving credit facilities. These sources of cash were partially offset by $353 million of distributions to partners and a $183 million increase in advances to affiliated companies.
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
The following table summarizes maintenance and expansion capital expenditures, including amounts paid for acquisitions and investments in joint venture interests, for the years ended December 31, 2014 and 2013, and the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012:

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012
	2014	2013
	(in millions)			(in millions)
Expansion	$2,483	$965	$118	$206
Maintenance	76	53	21	29
Acquisitions	406	60	—	—
Investments in joint venture interest	42	—	—	—
Total	$3,007	$1,078	$139	$235
Expansion capital expenditures for the years ended December 31, 2014 and 2013 included projects to: invest in the previously announced Mariner and Allegheny Access projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through previously announced expansion capital projects in Texas and Oklahoma; expand the service capabilities of our refined products and NGLs acquisition and marketing business; and upgrade the service capabilities at our bulk marine terminals. We expect expansion capital spending, excluding acquisitions and investment in joint venture interests, to be approximately $2 billion in 2015. Projected expansion capital includes spending to capture more value from existing assets, such as the Marcus Hook Industrial Complex, our bulk marine terminals, and our patented blending technology, as well as continued progress on our previously announced growth projects.
Maintenance capital expenditures primarily consist of recurring expenditures at each of the business segments such as pipeline integrity costs, pipeline relocations, repair and upgrade of field instrumentation, including measurement devices, repair and replacement of tank floors and roofs, upgrades of cathodic protection systems and related equipment, and the upgrade of pump stations. Management expects maintenance capital expenditures to be approximately $70 million in 2015.
Investment in joint venture interests in 2014 consisted of our acquisition of an additional ownership interest in Explorer Pipeline Company, which increased our ownership interest from 9.4 percent to 13.3 percent.
In 2014, acquisitions included a crude oil acquisition and marketing business, a controlling financial interest in a rail facility, and the acquisition of additional ownership interest in West Texas Gulf. In 2013, acquisitions consisted of the acquisition of the Marcus Hook Industrial Complex from Sunoco.
Our capital expenditures, including any acquisitions, are expected to be funded from cash provided by operations, borrowings under the credit facilities, and with proceeds from debt and equity offerings, as necessary.
Contractual Obligations
The following table sets forth the aggregate amount of long-term debt maturities, annual rentals applicable to non-cancelable operating leases, and purchase commitments related to future periods at December 31, 2014:

	Year Ended December 31,					Thereafter	Total
	2015	2016	2017	2018	2019
	(in millions)
Long-term debt:
Principal	$35	$175	$—	$150	$—	$3,800	$4,160
Interest	205	201	196	196	194	3,350	4,342
Operating leases	7	5	4	1	—	—	17
Purchase obligations	4,112	514	499	486	418	1,405	7,434
	$4,359	$895	$699	$833	$612	$8,555	$15,953
Our operating leases, as reported above, include leases of office space, third-party pipeline capacity, and other property and equipment with initial or remaining non-cancelable terms in excess of one year.

A purchase obligation is an enforceable and legally binding agreement to purchase goods and services that specifies significant terms, including: fixed or expected quantities to be purchased; market-related pricing provisions; and a specified term. Our purchase obligations consist primarily of non-cancelable contracts to purchase crude oil, refined products and NGLs for terms of one year or less by our acquisition and marketing businesses.
A significant portion of the above purchase obligations relate to actual crude oil purchases for the month of January 2015. The remaining crude oil purchase obligation amounts are based on the quantities committed to be purchased, assuming adequate well production for the remainder of the year, at December 31, 2014 crude oil prices. Actual amounts to be paid in regards to these obligations will be based upon market prices or formula-based market prices during the period of purchase. For further discussion of our Crude Oil Acquisition and Marketing activities, see Item 1. "Business—Crude Oil Acquisition and Marketing."
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
A long-lived asset is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. It is often difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment.
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
Environmental Remediation. At December 31, 2014, our accrual for environmental remediation activities was $14 million. This accrual is for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information regarding estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, the minimum of the range is accrued unless some other point or points in the range are more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent their occurrence is probable and reasonably estimable.
Management believes that none of the current remediation projects are material, individually or in the aggregate, to our financial position at December 31, 2014. As a result, our exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact several of our facilities. As a result, from time to time, significant charges against income for environmental remediation may occur.
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
New Accounting Pronouncements
For a discussion of any recently issued accounting pronouncements requiring adoption subsequent to December 31, 2014, see Note 2 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."
Agreements with Related Parties
Acquisition of Sunoco
The general and limited partner interests that were previously owned by Sunoco were contributed to ETP in connection with the acquisition of Sunoco by ETP. As a result of these transactions, both SXL and Sunoco became consolidated subsidiaries of ETP. We have various operating and administrative agreements with ETP and its affiliates, including the agreements described below. ETP and its affiliates perform the administrative functions defined in such agreements on our behalf.
Service and Commodity Sales Agreements
We are party to various agreements with ETP and its affiliates to provide pipeline, terminalling and storage services. We also have agreements for the purchase and sale of crude oil, refined products and NGLs. This activity is reflected in affiliated revenues in the consolidated statements of comprehensive income.
We are party to the following commercial agreements with our affiliated entities:

•
Product Terminal Services Agreement: We have a five-year product terminal services agreement with Sunoco under which Sunoco may throughput refined products through our terminals. The agreement contains no minimum throughput obligations for Sunoco. The agreement runs through February 2017.

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

These agreements also provide PES with the option to purchase the Fort Mifflin and Belmont terminals if certain triggering events occur, including a sale of substantially all of the assets or operations of the Philadelphia refinery, an initial public offering, or a public debt filing of more than $200 million. The purchase price for each facility would be established based on a fair value amount determined by designated third parties.

•
Inter-Refinery Pipeline Lease: In September 2012, Sunoco assigned its lease for the use of our inter-refinery pipelines between the Philadelphia and Marcus Hook refineries to PES. Under the 20-year lease agreement which expires in February 2022, PES leases the inter-refinery pipelines for an annual fee which escalates at 1.67 percent each January 1 for the term of the agreement. The lease agreement also requires PES to reimburse us for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. There were no material reimbursements under this agreement during 2012 through 2014.

•
Marcus Hook Industrial Complex Storage and Terminalling Services: In connection with our second quarter 2013 acquisition of the Marcus Hook Industrial Complex, we assumed an agreement to provide butane storage and terminal services to PES at the facility. The 10 year agreement extends through September 2022.

•
Purchase and Sale Agreements: We have agreements for the purchase and sale of crude oil, refined products and NGLs. These agreements are negotiated at market-based rates, do not extend beyond 2015, and can be terminated by either party in certain cases.

•
Terminalling Services: We have agreements with affiliates for the use of our terminal assets, as well as our use of an affiliated terminal asset to facilitate our acquisition and marketing activities. The agreements are based on market terms and negotiated based on the respective term. These agreements vary in duration and can be terminated by either party in certain cases.

•
Pipeline Agreements: We have agreements with affiliated parties to utilize our pipelines to supply their business needs. All pipeline movements are on the same terms that would be available to an unrelated party and are based on published tariff rates on the respective pipeline.

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
Under the Omnibus Agreement, we pay ETP an annual administrative fee that includes expenses incurred by ETP and its affiliates to perform centralized corporate functions, such as legal, accounting, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. The conditions of Section 4.1 of the Omnibus Agreement (which concerns our obligation to pay the annual fee for provision of certain general and administrative services) have been extended annually by one year since the expiration of the initial term (through 2004). The costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by us. We are also allocated a component of shared insurance costs incurred by ETP and its affiliates. The amounts incurred in connection with the centralized corporate functions and shared insurances costs were not material to our results of operations during the three year period ended December 31, 2014.
Our share of allocated Sunoco employee benefit plan expenses, including noncontributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits was $45, $36, $10, and $28 million for the years ended December 31, 2014 and 2013, and the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012, respectively. These expenses are reflected in operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income.
Indemnification
Under the terms of the Omnibus Agreement and in connection with the contribution of assets by affiliates of Sunoco, Sunoco has agreed to indemnify us for 30 years from environmental and toxic tort liabilities related to the assets contributed that arise from the operation of such assets prior to closing of the IPO. Sunoco is obligated to indemnify us for 100 percent of all losses asserted within the first 21 years of closing of the IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent per year. For example, for a claim asserted during the twenty-third year after closing of the IPO, Sunoco would be required to indemnify us for 80 percent of the loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. In addition, this indemnification applies to the following, purchased from Sunoco subsequent to the IPO: interests in the Mesa Pipeline System, Mid-Valley, West Texas Gulf and Inland, as well as the Eagle Point assets and various other assets. Any environmental and toxic tort liabilities not covered by this indemnity will be our responsibility. Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws; inflation rates; and the determination of the liability at multi-party sites, if any, in light of the number, participation levels, and financial viability of other parties. We have agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify us.
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
Treasury Services Agreement
In prior years, we participated in a treasury services agreement for centralized cash management with Sunoco, in which all of the cash receipts and cash disbursements were processed, together with those of Sunoco and its subsidiaries, through Sunoco’s cash accounts with a corresponding credit or charge to an affiliated account. In the fourth quarter 2013, we established separate cash accounts to process our own cash receipts and disbursements. Upon completion of the transition for our customers and vendors in the third quarter 2014, we ceased participation in Sunoco's cash management program.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changing interest rates and volatility in market price of commodities such as crude oil, refined products and NGLs. To manage such exposure, interest rates, inventory levels and expectations of forward commodity prices are monitored when making decisions with respect to risk management.
Interest Rate Risk
We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- and variable-rate debt. At December 31, 2014, we had $185 million of variable-rate borrowings under our revolving credit facilities. Outstanding borrowings bear interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable-rate debt arrangements. The weighted average variable interest rate on our variable-rate borrowings was approximately 1 percent at December 31, 2014. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $2 million.
At December 31, 2014, we had $3.98 billion of fixed-rate borrowings which was comprised of our outstanding senior notes. This amount excludes the $106 million premium resulting from the adjustment of our assets and liabilities to fair value resulting from the application of push-down accounting in connection with the acquisition of the general partner by ETP. The estimated fair value of our senior notes was $4.09 billion at December 31, 2014. A hypothetical one percent decrease in interest rates would increase the fair value of our fixed-rate borrowings at December 31, 2014 by approximately $500 million.
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
We do not use futures or other derivative instruments to speculate on crude oil, refined products or NGL prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products and NGL purchase and sales activities. These derivatives are intended to have equal and opposite effects of the purchase and sales activities. At December 31, 2014, the fair market value of our open derivative positions was a net asset of $15 million on 3.6 million barrels of refined products and NGLs. These derivative positions vary in length but do not extend beyond one year. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in an estimated $56 million decrease in market value at December 31, 2014. This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.
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
The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2014. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control—Integrated Framework.
Based on this assessment, management believes that, as of December 31, 2014, the Partnership's internal control over financial reporting is effective based on those criteria. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership's internal control over financial reporting, which appears in this section.
Michael J. Hennigan
President and Chief Executive Officer
Martin Salinas, Jr.
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Sunoco Partners LLC and Limited Partners of Sunoco Logistics Partners L.P.
We have audited the internal control over financial reporting of Sunoco Logistics Partners L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Sunoco Partners LLC and Limited Partners of Sunoco Logistics Partners L.P.
We have audited the accompanying consolidated balance sheets of Sunoco Logistics Partners L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, cash flows, and equity for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunoco Logistics Partners L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 26, 2015

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
To the Board of Directors of
Sunoco Partners LLC and Limited Partners of Sunoco Logistics Partners L.P.
We have audited the accompanying consolidated statements of comprehensive income, equity, and cash flows of Sunoco Logistics Partners L.P. (the "Partnership") for the period from October 5, 2012 to December 31, 2012 (successor) and the period from January 1, 2012 to October 4, 2012 (predecessor). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sunoco Logistics Partners L.P. for the period from October 5, 2012 to December 31, 2012 (successor) and the period from January 1, 2012 to October 4, 2012 (predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 1, 2013

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per unit amounts)

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012
	2014	2013
Revenues
Sales and other operating revenue:
Unaffiliated customers	$17,018	$15,073	$2,989	$9,460
Affiliates (Note 4)	1,070	1,566	200	461
Gain on divestment and related matters (Note 19)	—	—	—	11
Total Revenues	18,088	16,639	3,189	9,932
Costs and Expenses
Cost of products sold	16,853	15,574	2,885	9,214
Operating expenses	196	148	58	122
Selling, general and administrative expenses	118	92	24	61
Depreciation and amortization expense	296	265	63	76
Impairment charge and other related matters (Notes 2, 6, 18 and 19)	258	—	—	(1)
Total Costs and Expenses	17,721	16,079	3,030	9,472
Operating Income	367	560	159	460
Interest cost to affiliates, net (Note 4)	1	(1)	—	—
Other interest cost and debt expense, net	(146)	(97)	(18)	(73)
Capitalized interest	78	21	4	8
Other income	25	21	5	18
Income Before Provision for Income Taxes	325	504	150	413
Provision for income taxes (Note 2)	(25)	(30)	(8)	(24)
Net Income	300	474	142	389
Net Income attributable to noncontrolling interests	(9)	(11)	(3)	(8)
Net Income attributable to Sunoco Logistics Partners L.P.	$291	$463	$139	$381

Calculation of Limited Partners' interest:
Net Income attributable to Sunoco Logistics Partners L.P.	$291	$463	$139	$381
Less: General Partner's interest	(181)	(124)	(24)	(55)
Limited Partners’ interest (1)	$110	$339	$115	$326

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5): (2)
Basic	$0.52	$1.63	$0.55	$1.57
Diluted	$0.51	$1.63	$0.55	$1.57

Weighted average Limited Partners' units outstanding (Note 5): (2)
Basic	$212.9	$207.6	$207.5	$207.0
Diluted	$214.1	$208.6	$208.1	$207.6

Net Income	$300	$474	$142	$389
Adjustment to affiliate's pension funded status	1	—	—	—
Loss on cash flow hedges	—	—	—	(21)
Other Comprehensive Income (Loss)	1	—	—	(21)
Comprehensive Income	301	474	142	368
Less: Comprehensive income attributable to noncontrolling interests	(9)	(11)	(3)	(8)
Comprehensive Income attributable to Sunoco Logistics Partners L.P.	$292	$463	$139	$360

(1)	Includes interest in net income attributable to Class A units, which were converted to common units in July 2012.

(2)	Amounts reflect the second quarter 2014 two-for-one stock split.

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(in millions)

	Successor
	December 31,
	2014	2013
Assets
Cash and cash equivalents	$101	$39
Advances to affiliated companies (Note 4)	—	239
Accounts receivable, affiliated companies (Note 4)	9	11
Accounts receivable, net	1,766	2,184
Inventories (Note 6)	470	600
Other current assets	3	7
Total Current Assets	2,349	3,080
Properties, plants and equipment	9,358	6,785
Less accumulated depreciation and amortization	(509)	(266)
Properties, plants and equipment, net (Note 7)	8,849	6,519
Investment in affiliates (Note 8)	226	125
Long-term note receivable, affiliated companies (Note 4)	17	—
Goodwill (Note 9)	1,358	1,346
Intangible assets, net (Note 9)	770	794
Other assets	75	33
Total Assets	$13,644	$11,897
Liabilities and Equity
Accounts payable	$1,934	$2,451
Accounts payable, affiliated companies (Note 4)	21	17
Accrued liabilities	304	197
Accrued taxes payable (Note 2)	52	71
Total Current Liabilities	2,311	2,736
Long-term debt (Note 10)	4,260	2,503
Other deferred credits and liabilities	71	80
Deferred income taxes (Note 2)	249	253
Total Liabilities	6,891	5,572
Commitments and contingent liabilities (Note 11)
Redeemable noncontrolling interests (Note 3)	15	—
Equity
Sunoco Logistics Partners L.P. equity
Limited Partners' interests (226,072,578 and 207,699,602 units outstanding at December 31, 2014 and 2013, respectively) (1)	5,753	5,292
General Partner's interest	925	912
Total Sunoco Logistics Partners L.P. equity	6,678	6,204
Noncontrolling interests	60	121
Total Equity	6,738	6,325
Total Liabilities and Equity	$13,644	$11,897

(1)	Amounts reflect the second quarter 2014 two-for-one stock split.
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition (October 5, 2012) to December 31, 2012	Period from January 1, 2012 to October 4, 2012
	2014	2013
Cash Flows from Operating Activities:
Net Income	$300	$474	$142	$389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	296	265	63	76
Impairment charge and other related matters	258	—	—	(1)
(Claim for) recovery of environmental liability	—	—	13	(14)
Deferred income tax expense (benefit)	(4)	6	(2)	—
Amortization of financing fees and bond discount	2	1	—	2
Amortization of bond premium	(14)	(23)	(6)	—
Non-cash compensation expense (Note 14)	16	14	2	6
Equity in earnings of unconsolidated affiliates	(25)	(21)	(5)	(15)
Distributions from unconsolidated affiliates	14	14	6	5
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	4	8	(18)	(1)
Accounts receivable, net	445	(351)	162	190
Inventories	(105)	(117)	(70)	(44)
Accounts payable and accrued liabilities	(570)	468	4	(174)
Accounts payable, affiliated companies	4	2	12	—
Accrued taxes payable	(19)	11	4	(6)
Unrealized (gains) losses on commodity risk activities	(17)	(1)	(3)	6
Other	(19)	(1)	(24)	(8)
Net cash provided by operating activities	566	749	280	411
Cash Flows from Investing Activities:
Capital expenditures	(2,416)	(897)	(139)	(235)
Investments in joint venture interests	(42)	—	—	—
Acquisitions (Note 3 and 12)	(391)	(60)	—	—
Change in long-term note receivable, affiliated companies	(17)	—	—	—
Proceeds from divestments and related matters	—	—	—	11
Net cash used in investing activities	(2,866)	(957)	(139)	(224)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(468)	(353)	(74)	(178)
Distributions paid to noncontrolling interests	(4)	(13)	(2)	(5)
Contributions from general partner	2	—	—	—
Net proceeds from issuance of limited partner units	839	—	—	—
Payments of statutory withholding on net issuance of limited partner units under LTIP	(9)	(3)	(7)	(5)
Repayments under credit facilities	(2,845)	(119)	(233)	(322)
Borrowings under credit facilities	2,795	215	193	501
Net proceeds from issuance of long-term debt	1,976	691	—	—
Repayments of senior notes	(175)	—	—	(250)
Advances to affiliated companies, net	239	(183)	(17)	69
Contributions attributable to acquisition from affiliate	12	9	—	—
Net cash provided by (used in) financing activities	2,362	244	(140)	(190)
Net change in cash and cash equivalents	62	36	1	(3)
Cash and cash equivalents at beginning of period	39	3	2	5
Cash and cash equivalents at end of period	$101	$39	$3	$2

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Limited Partners				General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Common		Class A
	Units (1)	$	Units (1)	$	$	$	$	$
Predecessor
Balance at December 31, 2011	198.8	$1,039	7.9	$22	$34	$1	$98	$1,194
Net Income	—	$324	—	$2	$55	$—	$8	$389
Loss on cash flow hedges	—	—	—	—	—	(21)	—	(21)
Total comprehensive income	—	324	—	2	55	(21)	8	368
Non-cash compensation expense	0.5	6	—	—	—	—	—	6
Distribution equivalent rights	—	(1)	—	—	—	—	—	(1)
Payment of statutory withholding on issuance under LTIP	—	(5)	—	—	—	—	—	(5)
Conversion of Class A Units to common units	7.9	24	(7.9)	(24)	—	—	—	—
Distributions	—	(133)	—	—	(45)	—	(5)	(183)
Balance at October 4, 2012	207.2	$1,254	—	$—	$44	$(20)	$101	$1,379

Successor
Balance at October 5, 2012	207.2	$5,118	—	$—	$893	$—	$123	$6,134
Net Income	—	$115	—	$—	$24	$—	$3	$142
Total comprehensive income (loss)	—	115	—	—	24	—	3	142
Non-cash compensation expense	0.5	2	—	—	—	—	—	2
Payment of statutory withholding on issuance under LTIP	—	(7)	—	—	—	—	—	(7)
Distributions	—	(54)	—	—	(20)	—	(2)	(76)
Other	—	1	—	—	—	—	(1)	—
Balance at December 31, 2012	207.7	$5,175	—	$—	$897	$—	$123	$6,195
Net Income	—	$339	—	$—	$124	$—	$11	$474
Total comprehensive income	—	339	—	—	124	—	11	474
Non-cash compensation expense	—	14	—	—	—	—	—	14
Distribution equivalent rights	—	(2)	—	—	—	—	—	(2)
Payment of statutory withholding on issuance under LTIP	—	(3)	—	—	—	—	—	(3)
Distributions	—	(243)	—	—	(110)	—	(13)	(366)
Contributions attributable to acquisition from affiliate	—	9	—	—	—	—	—	9
Increase attributable to common control acquisition	—	4	—	—	—	—	—	4
Other	—	(1)	—	—	1	—	—	—
Balance at December 31, 2013	207.7	$5,292	—	$—	$912	$—	$121	$6,325
Net Income	—	$110	—	$—	$181	$—	$9	$300
Adjustment to affiliate's pension funded status	—	—	—	—	—	1	—	1
Total comprehensive income	—	110	—	—	181	1	9	301
Issuance of limited partner units to the public	18.0	839	—	—	2	—	—	841
Non-cash compensation expense	0.4	16	—	—	—	—	—	16
Distribution equivalent rights	—	(4)	—	—	—	—	—	(4)
Payment of statutory withholding on issuance under LTIP	—	(9)	—	—	—	—	—	(9)
Distributions	—	(302)	—	—	(166)	—	(4)	(472)
Contributions attributable to acquisition from affiliate	—	12	—	—	—	—	—	12
Increase attributable to acquisition from affiliate	—	53	—	—	1	—	—	54
Acquisition of a noncontrolling interest in consolidated subsidiary	—	(254)	—	—	(5)	—	(66)	(325)
Other	—	(1)	—	—	—	—	—	(1)
Balance at December 31, 2014	226.1	$5,752	—	$—	$925	$1	$60	$6,738

(1)	Amounts reflect the second quarter 2014 two-for-one stock split.
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Sunoco Logistics Partners L.P. (the "Partnership" or "SXL") is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary crude oil, refined products and natural gas liquids ("NGL") pipelines, terminalling and storage assets, and crude oil, refined products and NGL acquisition and marketing assets. The Partnership conducts its business activities in 35 states located throughout the United States.
On October 5, 2012, Sunoco, Inc. ("Sunoco") was acquired by Energy Transfer Partners, L.P. ("ETP"). Prior to this transaction, Sunoco (through its wholly-owned subsidiary Sunoco Partners LLC) served as the Partnership's general partner and owned a two percent general partner interest, all of the Partnership's incentive distribution rights, and a 32.4 percent limited partner interest in the Partnership. In connection with the acquisition, Sunoco's general partner and limited partner interests were contributed to ETP, resulting in a change in control of the Partnership's general partner. As a result, the Partnership became a consolidated subsidiary of ETP and elected to apply "push-down" accounting, which required the Partnership's assets and liabilities to be adjusted to fair value on the closing date, October 5, 2012. The effective date of the acquisition for accounting and reporting purposes was deemed to be October 1, 2012. Due to the application of push-down accounting, the Partnership's consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting during those periods. The periods prior to the acquisition date, October 5, 2012, are identified as "Predecessor" and the periods from October 5, 2012 forward are identified as "Successor." The Partnership performed an analysis and determined that the activity from October 1, 2012 through October 4, 2012 was not material in relation to the Partnership’s financial position, results of operations or cash flows. Therefore, operating results between October 1, 2012 and October 4, 2012 were included within the "Successor" period in the Partnership's 2012 consolidated financial statements.
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
$6,134
The Partnership then determined the fair values of its assets and liabilities. The fair values of the Partnership's current assets and current liabilities (with the exception of inventory) were assumed to approximate their carrying values. The fair values of the Partnership's long-lived tangible assets and inventory were determined utilizing observable market inputs where available or estimated replacement cost adjusted for a usage or obsolescence factor. The Partnership's identifiable intangible assets consist of customer relationships and technology patents, the fair values of which were determined by applying a discounted cash flow approach, which was adjusted for customer attrition assumptions and projected market conditions. The fair values of the Partnership's long-term liabilities were determined utilizing observable market inputs where available or estimated based on their current carrying values. The Partnership recorded goodwill as the excess of the enterprise value over the sum of the fair values of the Partnership's assets and liabilities. Based on management's review of the valuation, certain amounts included in the purchase price allocation were adjusted during 2013 from those amounts reflected in the preliminary purchase price allocation as of October 5, 2012. These adjustments did not have a material impact on the Partnership's financial position or results of operations.

The following table summarizes the final allocation of the fair value of partners' capital balances to the assets and liabilities of the Partnership as of the acquisition date:

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
In July 2013, the limited liability agreement of Sunoco Partners LLC was amended to reflect the addition of ETE Common Holdings, LLC ("ETE Holdings") as an owner of a 0.1 percent membership interest in the Partnership's general partner. ETE Holdings is a wholly-owned subsidiary of Energy Transfer Equity, L.P., and an affiliate of ETP. This change in the ownership of the general partner did not impact the Partnership's consolidated financial statements. Subsequent to the amendment, the Partnership remains a consolidated subsidiary of ETP. In addition, the 67.1 million common units owned by Sunoco Partners LLC were assigned to ETP.
On June 12, 2014, the Partnership completed a two-for-one stock split of its common units. The unit split resulted in the issuance of one additional common unit for every one common unit owned. All unit and per unit information included in this report are presented on a post-split basis.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements reflect the results of the Partnership and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. At December 31, 2014, the Partnership held a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), West Texas Gulf Pipe Line Company ("West Texas Gulf"), and Price River Terminal, LLC ("PRT"), and as such, these entities are reflected as consolidated subsidiaries of the Partnership. In January 2015, the Partnership acquired the outstanding noncontrolling interest in West Texas Gulf (see Note 3). The Partnership is not the primary beneficiary of any variable-interest entities ("VIEs"). All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in net income and equity are shown separately in the consolidated statements of comprehensive income and balance sheets. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.
Reclassification
Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. During the fourth quarter 2014, the Partnership adjusted its presentation of certain operating expenses and selling, general and administrative expenses to conform to the presentation utilized by ETP. These changes did not impact net income.

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
Affiliated revenues are generated from sales of crude oil, refined products and NGLs, as well as the provision of crude oil, refined products, NGLs, pipeline transportation, terminalling and storage services to ETP and its affiliates (including Sunoco). Sales of crude oil, refined products and NGLs to affiliated entities are priced using market-based rates. Affiliated entities pay fees for transportation or terminalling services based on the terms and conditions of an established agreement or published tariffs.
Cash Equivalents
The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2014 and 2013, cash equivalents consisted of time deposits and money market investments.
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
At December 31, 2014, a lower of cost or market adjustment was applied to crude oil, refined products and NGL inventories due to a decline in the market price of these products during the fourth quarter 2014. The write down was calculated based upon current replacement costs. See Note 6 for additional information.
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
Capitalized Interest
The Partnership capitalizes interest incurred on funds borrowed for contributions to joint venture interests and to certain capital projects during periods in which construction activities are in progress to bring those projects to their intended use.
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
The Partnership recognized an impairment charge of $9 million in 2012. These charges related to the cancellation of a software project and other costs associated with the write-off of assets that the Partnership could not deploy elsewhere within its operations.
Goodwill
Goodwill, which represents the excess of the purchase price in a business combination over the fair value of net assets acquired, is tested for impairment annually in the fourth quarter, or more often if events or changes in circumstances indicate that the carrying value of goodwill may exceed its estimated fair value. The Partnership determined during 2014, 2013 and 2012 that goodwill was not impaired.
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

Intangible Assets
The Partnership has acquired intangible assets, such as throughput and deficiency contracts, customer relationships, historical shipping rights and patents related to butane blending technology. The value assigned to these intangible assets is amortized on a straight-line basis over their respective economic lives through depreciation and amortization expense in the consolidated statements of comprehensive income.
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
The following table presents the components of income tax expense for the periods presented:

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012
	2014	2013
	(in millions)			(in millions)
Federal
Current	$24	$21	$8	$22
Deferred	(5)	6	(2)	—
State
Current	6	3	2	2
Deferred	—	—	—	—
Total income tax expense	$25	$30	$8	$24
The income taxes paid by Inland, Mid-Valley and West Texas Gulf approximated current income tax expense for each year presented.
In taxable jurisdictions, the Partnership records deferred income taxes on all significant temporary differences between the book basis and the tax basis of assets and liabilities. At December 31, 2014 and 2013, the Partnership had $249 and $253 million, respectively, of net deferred tax liability derived principally from the difference in the book and tax bases of properties, plants and equipment associated with Inland, Mid-Valley and West Texas Gulf.
Long-Term Incentive Plan
The Partnership accounts for the compensation cost associated with all unit-based payment awards at fair value and reports the related expense within operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income. Unit-based compensation cost for all outstanding awards of restricted units is based on the grant date market price of the underlying unit. The Partnership recognizes unit-based compensation expense on a straight-line basis over the requisite service period. In accordance with the terms of certain awards issued prior to 2013, the recognition of compensation cost is accelerated for participants who become retirement-eligible during the applicable vesting period.

Asset Retirement Obligations
Asset retirement obligations ("AROs") represent the fair value of liabilities related to the future retirement of long-lived assets and are recorded at the time in which a legal obligation is incurred. A corresponding asset is recorded concurrently and is depreciated over the remaining useful life of the related long-lived asset. The fair value of the ARO is determined based on estimates and assumptions regarding retirement costs related to the Partnership's pipelines and storage tanks. The Partnership bases these estimates on historical retirement costs, future inflation rates and credit-adjusted risk-free interest rates. These fair value assessments are considered to be level 3 measurements, as they are based on both observable and unobservable inputs. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.
The Partnership's consolidated balance sheets includes AROs as a component of other deferred credits and liabilities of $41 million at December 31, 2014 and 2013. The Partnership believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
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

3. Acquisitions
A key component of the Partnership's primary business strategy is to pursue strategic and accretive acquisitions that complement its existing asset base. The Partnership completed the following acquisitions during the years ended December 31, 2014 and 2013:
2014 Acquisitions

•
In December 2014, the Partnership acquired an additional 28.3 percent ownership interest in the West Texas Gulf Pipe Line Company from Chevron Pipe Line Company, increasing our controlling financial interest to 88.6 percent. As this transaction represented the acquisition of ownership interest in a consolidated subsidiary, the $325 million purchase price resulted in the reduction of noncontrolling interest and partners’ equity of $66 and $259 million, respectively, in accordance with applicable accounting guidance. In January 2015, the Partnership acquired the remaining noncontrolling interest in West Texas Gulf for $131 million. This resulted in a further reduction of noncontrolling interest and partners’ equity of $26 and $105 million, respectively, in January 2015.

•
In the second quarter 2014, the Partnership acquired a crude oil purchasing and marketing business from EDF Trading North America, LLC ("EDF"). The purchase consisted of a crude oil acquisition and marketing business and related assets which handle 20 thousand barrels per day. The acquisition also included a promissory note that was convertible to an equity interest in a rail facility (see below). The acquisition is included in the Crude Oil Acquisition and Marketing segment.

•
In the second quarter 2014, the Partnership acquired a 55 percent economic and voting interest in Price River Terminal, LLC ("PRT"), a rail facility in Wellington, Utah. As the Partnership acquired a controlling financial interest in PRT, the entity is reflected as a consolidated subsidiary of the Partnership from the acquisition date and is included in the Crude Oil Acquisition and Marketing segment. The terms of the acquisition provide PRT’s noncontrolling interest holders the option to sell their interests to the Partnership at a price defined in the purchase agreement. As a result, the noncontrolling interests attributable to PRT are excluded from the Partnership's total equity and are instead reflected as redeemable interests in the condensed consolidated balance sheet as of December 31, 2014.

The $65 million purchase price for the EDF and PRT acquisitions (net of cash received) consisted primarily of net working capital largely attributable to inventory ($24 million), properties, plants and equipment ($14 million), and intangible assets ($28 million). These preliminary fair value allocations also resulted in an increase to goodwill ($12 million) and redeemable noncontrolling interests ($15 million).
2013 Acquisition

•
In the second quarter 2013, the Partnership acquired Sunoco's Marcus Hook Industrial Complex and related assets (the "Marcus Hook Industrial Complex") for $60 million in cash, including acquisition costs. The acquisition included terminalling and storage assets located in Pennsylvania and Delaware and commercial agreements, including a reimbursement agreement under which Sunoco will reimburse the Partnership $40 million for certain operating expenses of the Marcus Hook Industrial Complex through March 31, 2017. The reimbursement proceeds are reflected as contributions to equity. The Partnership will be indemnified against environmental liabilities resulting from events which occurred at the Marcus Hook Industrial Complex prior to the closing of the transaction. Since the transaction was with an entity under common control, the assets acquired and liabilities assumed were recorded by the Partnership at Sunoco's net carrying value plus acquisition costs. The difference between Sunoco's net carrying value and the consideration transferred was recorded by the Partnership as an increase to equity. The acquisition was included within the Terminal Facilities segment.

The $60 million purchase price for this acquisition (net of cash received) consisted primarily of current and long-term assets ($14 million) and properties, plants and equipment ($66 million); offset by on-taking of current and long term liabilities ($16 million).
No pro forma information has been presented as the impact of the acquisitions during 2014 and 2013 was not material in relation to the Partnership's consolidated results of operations or financial position.

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
Service and Commodity Sales Agreements
The Partnership is party to various agreements with ETP and its affiliates to provide pipeline, terminalling and storage services, in addition to agreements for the purchase and sale of crude oil, refined products and NGLs. This activity is reflected in affiliated revenues in the consolidated statements of comprehensive income.
The Partnership is party to the following commercial agreements with its affiliated entities:

•
Product Terminal Services Agreement: The Partnership has a five-year product terminal services agreement with Sunoco under which Sunoco may throughput refined products through the Partnership's terminals. The agreement contains no minimum throughput obligations for Sunoco. The agreement runs through February 2017.

•
Fort Mifflin Terminal Services Agreement: The Partnership has an agreement with PES relating to the Fort Mifflin Terminal Complex. Under this agreement, PES will deliver an average of 300,000 barrels per day of crude oil and refined products per contract year at the Fort Mifflin facility. PES does not have exclusive use of the Fort Mifflin Terminal Complex; however, the Partnership is obligated to provide the necessary tanks, marine docks and pipelines for PES to meet its minimum requirements under the agreement. The Partnership executed the ten-year agreement with PES in September 2012. The Partnership had a previous agreement with Sunoco, with terms similar to those contained in the agreement with PES.

These agreements also provide PES with the option to purchase the Fort Mifflin and Belmont terminals if certain triggering events occur, including a sale of substantially all of the assets or operations of the Philadelphia refinery, an initial public offering, or a public debt filing of more than $200 million. The purchase price for each facility would be established based on a fair value amount determined by designated third parties.

•
Inter-Refinery Pipeline Lease: In September 2012, Sunoco assigned its lease for the use of the Partnership's inter-refinery pipelines between the Philadelphia refinery and the Marcus Hook Industrial Complex to PES. Under the twenty-year lease agreement which expires in February 2022, PES leases the inter-refinery pipelines for an annual fee which escalates at 1.67 percent each January 1 for the term of the agreement. The lease agreement also requires PES to reimburse the Partnership for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. There were no material reimbursements under this agreement during the years 2012 through 2014.

•
Marcus Hook Industrial Complex Storage and Terminalling Services: In connection with the second quarter 2013 acquisition of the Marcus Hook Industrial Complex, the Partnership assumed an agreement to provide butane storage and terminal services to PES at the facility. The 10 year agreement extends through September 2022.

•
Purchase and Sale Agreements: The Partnership has agreements for the purchase and sale of crude oil, refined products and NGLs. These agreements are negotiated at market-based rates, do not extend beyond 2015, and can be terminated by either party in certain cases.

•
Terminalling Services: The Partnership has agreements with affiliates for the use of its terminal assets, as well as its use of an affiliated terminal asset to facilitate the Partnership's acquisition and marketing activities. The agreements are based on market terms and negotiated based on the respective term. These agreements vary in duration and can be terminated by either party in certain cases.

•
Pipeline Agreements: The Partnership has agreements with affiliated parties to utilize its pipelines to supply their business needs. All pipeline movements are on the same terms that would be available to an unrelated party and are based on published tariff rates on the respective pipeline.

Advances to/from Affiliate
Through the third quarter 2014, the Partnership participated in Sunoco's centralized cash management program pursuant to a treasury services agreement. Under the program, the Partnership's cash receipts and cash disbursements were processed, together with those of Sunoco and its other subsidiaries, through Sunoco's cash accounts with a corresponding credit or charge to an affiliated account. In the fourth quarter 2013, the Partnership established separate cash accounts and began to transition to processing its own cash receipts and disbursements. The Partnership completed the transition and has ceased participation in Sunoco's cash management program.
Administrative Services
The Partnership has no employees. The operations of the Partnership are carried out by employees of the general partner. The Partnership reimburses the general partner and its affiliates for certain costs and other direct expenses incurred on the Partnership's behalf. These costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of services received by the Partnership. Additional general and administrative costs incurred are paid directly by the Partnership.
Under the Omnibus Agreement, the Partnership pays ETP an annual administrative fee that includes expenses incurred by ETP and its affiliates to perform certain centralized corporate functions, such as legal, accounting, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. The costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership. These fees do not include the costs of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner, or the cost of their employee benefits. The amounts incurred in connection with the centralized corporate functions and shared insurance costs were not material to our results of operations during the three year period ended December 31, 2014.
The Partnership's share of allocated Sunoco employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits was $45, $36, $10, and $28 million for the years ended December 31, 2014 and 2013, and for the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012, respectively. These expenses are reflected in operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income.
Affiliated Revenues and Accounts Receivable, Affiliated Companies
The Partnership is party to various agreements with ETP and its affiliates (including Sunoco) to supply crude oil and refined products, as well as to provide pipeline and terminalling services. Affiliated revenues in the consolidated statements of comprehensive income consist of revenues from ETP and its affiliated entities related to sales of crude oil and refined products and services, including pipeline transportation, terminalling, storage and blending.
Capital Contributions
During the years ended December 31, 2014, 2013 and 2012, the Partnership issued 0.4, less than 0.1, and 1.0 million limited partnership units, respectively, to participants in the Sunoco Partners LLC Long-Term Incentive Plan upon completion of award vesting requirements. As a result of these issuances of limited partnership units, the general partner contributed less than $0.5 million in each period to the Partnership to maintain its two percent general partner interest. The Partnership recorded these amounts as capital contributions to Equity within its consolidated financial statements. These contributions were previously required for the general partner to maintain its two percent general partner interest. In July 2014, the Partnership agreement was amended to remove the obligation of the general partner to make capital contributions upon the issuance of limited partner units to retain a two percent interest. Prior to this amendment, the general partner contributed $2 million in connection with the Partnership's issuance of limited partner units under its at-the-market equity offering program ("ATM" program). See Note 12 for additional information.

5. Net Income Attributable to Sunoco Logistics Partners L.P. Per Limited Partner Unit
The general partner's interest in net income attributable to SXL consists of its approximate two percent general partner interest and "incentive distributions," which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.0833 per limited partner unit (Note 13). The general partner was allocated net income attributable to SXL of $181 million (representing 62 percent of total net income attributable to SXL) for the year ended December 31, 2014; $124 million (representing 27 percent of total net income attributable to SXL) for the year ended December 31, 2013; $24 million (representing 17 percent of total net income attributable to SXL) for the period from October 5, 2012 to December 31, 2012; and $55 million (representing 14 percent of total net income attributable to SXL) for the period from January 1, 2012 to October 4, 2012. Diluted net income attributable to SXL per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to SXL by the sum of the weighted average number of common and Class A units outstanding, prior to conversion to common units (Note 12), and the dilutive effect of incentive unit awards (Note 14).

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income attributable to SXL per limited partner unit to those used to compute diluted net income attributable to SXL per limited partner unit for the periods presented:

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012
	2014	2013
	(in millions)			(in millions)
Weighted average number of units outstanding—basic (1)	212.9	207.6	207.5	207.0
Add effect of dilutive incentive awards (1)	1.2	1.0	0.6	0.6
Weighted average number of units—diluted (1)	214.1	208.6	208.1	207.6

(1)	Amounts reflect the second quarter 2014 two-for-one unit split (Note 12).

6. Inventories
The components of inventories are as follows:

	Successor
	December 31,
	2014	2013
	(in millions)
Crude oil	$364	$488
Refined products and NGLs	90	99
Refined products additives	4	3
Materials, supplies and other	12	10
Total Inventories	$470	$600

In the fourth quarter 2014, the Partnership recorded write downs of $231 and $27 million, respectively, on its crude oil, refined products and NGL inventories as a result of declining commodity prices.

7. Properties, Plants and Equipment
The components of net properties, plants and equipment are as follows:

		Successor
		December 31,
	Estimated Useful Lives	2014	2013
	(in years)	(in millions)
Land and land improvements (including rights-of-way) (1)	—	$1,212	$1,101
Pipelines and related assets	16 - 39	4,044	3,172
Terminals and storage facilities	20 - 41	1,214	1,081
Buildings and improvements	25 - 32	245	124
Other	5 - 20	585	339
Construction-in-progress		2,058	968
Total properties, plants and equipment		9,358	6,785
Less: Accumulated depreciation and amortization		(509)	(266)
Total properties, plants and equipment, net		$8,849	$6,519

(1)	As of December 31, 2014 and 2013, the Partnership has rights-of-way with a book value of $996 and $940 million, respectively.
As of December 31, 2014 and 2013, accrued capital expenditures were $283 and $137 million, respectively.

8. Investment in Affiliates
The active corporate joint ventures own products pipeline systems. The Partnership's ownership percentages in corporate joint ventures as of December 31, 2014 and 2013 were as follows:

	Successor
	December 31,
	2014	2013
Explorer Pipeline Company	13.3%	9.4%
Yellowstone Pipe Line Company	14.0%	14.0%
West Shore Pipe Line Company	17.1%	17.1%
Wolverine Pipe Line Company	31.5%	31.5%
Bayview Refining Company, LLC	49.0%	—%
SunVit Pipeline LLC	50.0%	50.0%
In the second quarter 2014, the Partnership entered into a joint agreement to form Bayview Refining Company, LLC ("Bayview"). Bayview will construct and operate a facility that will process crude oil into intermediate petroleum products. The Partnership will fund construction of the facility through contributions proportionate to its 49 percent economic and voting interests, with the remaining portion funded by the joint owner through a promissory note entered into with the Partnership. Through December 31, 2014, the joint owners have made contributions totaling $33 million. The facility is expected to commence operations in the second half of 2015. Bayview is a variable interest entity of which the Partnership is not the primary beneficiary. As a result, the Partnership's investment in Bayview is reflected as an equity method investment within the Crude Oil Acquisition and Marketing segment.
In connection with the formation of Bayview, the joint owners agreed to guarantee the obligations of Bayview with respect to certain third-party operating agreements over a ten-year term. The fair value of the liability recognized in connection with the guarantee was not material in relation to the Partnership’s financial position at December 31, 2014.
In the first quarter 2014, the Partnership exercised its rights to acquire an additional ownership interest in Explorer Pipeline Company ("Explorer") from an affiliate of Chevron for $42 million, increasing the Partnership's ownership interest from 9.4 to 13.3 percent. Explorer owns approximately 1,850 miles of refined products pipelines running from the Gulf Coast of the United States to the Chicago, Illinois area. The fair value of the investment was estimated based on the fair value of the consideration transferred. The investment continues to be accounted for as an equity method investment within the Partnership's Products Pipelines segment, with the equity income recorded based on the Partnership's ownership percentage for each period presented.
In the third quarter 2013, the Partnership entered into an agreement to form SunVit Pipeline LLC ("SunVit"), a joint venture with Vitol, Inc. ("Vitol"), in which each party will maintain a 50 percent economic and voting interest. SunVit will construct and own a crude oil pipeline, which will originate in Midland, Texas and run to Garden City, Texas. The new pipeline will connect to the Partnership's existing pipelines and along with the Partnership's Permian Express 2 pipeline project, and provide additional takeaway capacity from the Permian Basin. SunVit is expected to commence operations in 2015. Under the terms of the joint venture agreement, each owner will fund construction of the pipeline and operating expenses in proportion with its ownership interest. Through December 31, 2014, the Partnership and Vitol have made contributions totaling $70 million. SunVit is reflected as an equity method investment within the Partnership's Crude Oil Pipelines segment.
At December 31, 2014, the Partnership's investments in Explorer Pipeline Company, Yellowstone Pipe Line Company, West Shore Pipe Line Company and Wolverine Pipe Line Company included net excess investment amounts of $125 million. The excess investment is the difference between the investment balances and the Partnership's equity in the net assets of the entities. The Partnership has not provided additional financial support to any of the refined products joint ventures during the 2012 through 2014 periods.
The Partnership had $48 million of undistributed earnings from its investments in corporate joint ventures within Equity at December 31, 2014. During the years ended December 31, 2014 and 2013; and the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012, the Partnership recorded equity income of $25, $21, $5 and $15 million, respectively, and received dividends of $14, $14, $6 and $5 million, respectively, from its investments in corporate joint ventures.

9. Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of consideration transferred plus the fair value of noncontrolling interests of an acquired business over the fair value of net assets acquired. Goodwill is subject to impairment testing at least annually. The Partnership's goodwill balance at December 31, 2014 and 2013 was $1,358 and $1,346 million, respectively. The $12 million increase in the Partnership's goodwill balance is related to the Partnership's 2014 acquisitions of EDF and PRT (Note 3).
Identifiable Intangible Assets
The Partnership's identifiable intangible assets are comprised of customer relationships, which consist of throughput and deficiency contracts and historical shipping rights, and patented technology associated with the Partnership's butane blending services. The values assigned to these intangible assets are amortized to earnings using a straight-line approach, over a weighted average amortization period of approximately 17 years. Amortization expense related to these intangibles was $52, $49, $12 and $20 million for the years ended December 31, 2014 and 2013; and for the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012, respectively.
Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with business combinations or asset purchases whereby (i) the Partnership acquired information about or access to customers, (ii) the customers now have the ability to transact business with the Partnership and (iii) the Partnership is positioned, due to limited competition, to provide products or services to the customers. The customer relationship intangible assets are amortized on a straight-line basis over their respective economic lives. Technology-related intangible assets consist of the Partnership's patents for blending of butane into refined products. These patents are amortized over their remaining legal lives.

		Successor
		December 31,
	Weighted Average Amortization Period	2014	2013
	(in years)	(in millions)
Gross
Customer relationships	18	$836	$808
Technology	10	47	47
Total gross		883	855
Accumulated amortization
Customer relationships		(102)	(56)
Technology		(11)	(5)
Total accumulated amortization		(113)	(61)
Total Net		$770	$794
The Partnership forecasts annual amortization expense of $52 million in year 2015, and approximately $51 million of annual amortization expense for each year thereafter through 2019 for these intangible assets.
Intangible assets attributable to rights-of-way are included in properties, plants and equipment in the Partnership's consolidated balance sheets at December 31, 2014 and December 31, 2013 (Note 7).

10. Debt
The components of the Partnership's long-term debt balances are as follows:

	Successor
	December 31,
	2014	2013
	(in millions)
Credit Facilities
$1.50 billion Credit Facility, due November 2018	$150	$200
$35 million Credit Facility, due April 2015 (1)	35	35
Senior Notes
Senior Notes - 8.75%, due February 2014 (2)	—	175
Senior Notes - 6.125%, due May 2016	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25%, due April 2024	500	—
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30%, due April 2044	700	—
Senior Notes - 5.35%, due May 2045	800	—
Unamortized fair value adjustments (Note 1)	106	120
Total debt	4,266	2,505
Less:
Unamortized bond discount	(6)	(2)
Current portion of long-term debt (1) (2)	—	—
Long-term debt	$4,260	$2,503

(1)
Amounts outstanding under West Texas Gulf's $35 million Credit Facility at December 31, 2014 were classified as long-term debt, as West Texas Gulf has the ability and intent to refinance such borrowings on a long-term basis.

(2)
The 8.75 percent Senior Notes were classified as long-term debt at December 31, 2013 as the Partnership repaid these notes in February 2014 with borrowings under its $1.50 billion Credit Facility due in 2018.

The aggregate amount of long-term debt instrument maturities are as follows:

Year Ended December 31,	(in millions)
2015	$35
2016	175
2017	—
2018	150
2019	—
Thereafter	3,800
Total	$4,160
Cash payments for interest related to long-term debt, net of capitalized interest (Note 2), were $64, $83, $2 and $87 million for the years ended December 31, 2014 and 2013; the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012, respectively.

Credit Facilities
In November 2013, the Partnership replaced its existing $550 million of credit facilities with a new $1.50 billion unsecured credit facility (the "$1.50 billion Credit Facility"). The $1.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $2.25 billion under certain conditions. The $1.50 billion Credit Facility, which matures in November 2018, is available to fund the Operating Partnership's working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The $1.50 billion Credit Facility bears interest at LIBOR or the Base Rate (as defined in the facility), plus an applicable margin. The credit facility may be prepaid at any time. Outstanding borrowings under this credit facility were $150 and $200 million at December 31, 2014 and 2013, respectively.
The $1.50 billion Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.7 to 1 at December 31, 2014, as calculated in accordance with the credit agreement.
West Texas Gulf maintains a $35 million revolving credit facility (the "$35 million Credit Facility") which expires in April 2015. The facility is available to fund West Texas Gulf's general corporate purposes, including working capital and capital expenditures. The credit facility also limits West Texas Gulf, on a rolling four-quarter basis, to a minimum fixed charge coverage ratio of 1.00 to 1. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. West Texas Gulf's fixed charge coverage ratio and leverage ratio were 1.67 to 1 and 0.85 to 1, respectively, at December 31, 2014. Outstanding borrowings under this credit facility were $35 million at December 31, 2014 and 2013, respectively.
Senior Notes
The Operating Partnership had $175 million of 8.75 percent Senior Notes which matured and were repaid in February 2014 with borrowings under the $1.50 billion Credit Facility.
In November 2014, the Partnership issued $200 million of 4.25 percent Senior Notes and $800 million of 5.35 percent Senior Notes (the "2024 and 2045 Senior Notes"), due April 2024 and May 2045, respectively. The terms and conditions of the 2024 and 2045 Senior Notes were comparable to those under other outstanding senior notes.
In April 2014, the Partnership issued $300 million of 4.25 percent Senior Notes and $700 million of 5.30 percent Senior Notes (the "2024 and 2044 Senior Notes"), due April 2024 and April 2044, respectively. The terms and conditions of the 2024 and 2044 Senior Notes are comparable to those under other outstanding senior notes.
The net proceeds of $1.98 billion from the 2014 senior notes offerings were used to repay outstanding borrowings under the $1.50 billion Credit Facility and for general partnership purposes.
Debt Guarantee
The Partnership currently serves as guarantor of the senior notes and of any obligations under the $1.50 billion Credit Facility. This guarantee is full and unconditional. See Note 20 for supplemental condensed consolidating financial information.

11. Commitments and Contingent Liabilities
Total rental expense for the years ended December 31, 2014 and 2013; and for the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012 amounted to $18, $12, $3 and $8 million, respectively. The Partnership, as lessee, has non-cancelable operating leases for office space and equipment for which the aggregate amount of future minimum annual rentals as of December 31, 2014 is as follows:

Year Ended December 31,	(in millions)
2015	$6
2016	5
2017	4
2018	1
2019	—
Thereafter	—
Total	$16

The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At December 31, 2014 and 2013, there were accrued liabilities for environmental remediation in the consolidated balance sheets of $14 and $5 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $15, $10, $1 and $6, million for the years ended December 31, 2014 and 2013; and for the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at December 31, 2014 and 2013.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At December 31, 2014, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $9 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the Partnership's results of operations, financial position or cash flows at December 31, 2014. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results of operations or cash flows.
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
Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at December 31, 2014. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at December 31, 2014.

12. Equity Offerings
In July 2012, the Partnership converted 7.9 million Class A units to common units that were originally issued to Sunoco in connection with the acquisition of the Eagle Point Tank Farm and related assets. Prior to their conversion, the Class A units participated in the allocation of net income on a pro-rata basis with the common units. In accordance with applicable accounting guidance, the Partnership recorded the Class A units at $20 million, the difference between Sunoco's historical carrying value of the assets acquired and the cash paid by the Partnership. In connection with this transaction, the general partner contributed $2 million to the Partnership to maintain its two percent general partner interest. In the fourth quarter 2014, the Partnership acquired land at Eagle Point from Sunoco under a purchase option embedded in an existing lease. As this was a transaction between entities under common control, the land was recorded at Sunoco's historical carrying value, resulting in an increase to equity of $54 million.
On June 12, 2014, the Partnership completed a two-for-one split of its common units. The unit split resulted in the issuance of one additional common unit for every one common unit owned. All unit and per unit information included in this report are presented on a post-split basis.

In the first quarter 2014, the Partnership filed a registration statement establishing a $250 million ATM program. The program allows for the Partnership to issue common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting its investment grade credit ratings. In the third quarter 2014, the Partnership filed a registration statement which allows for issuance of an additional $1.0 billion of common units under the ATM program. For the year ended December 31, 2014, the Partnership issued 10.3 million common units under the ATM program for net proceeds of $477 million.
In the second quarter 2014, the Partnership filed a registration statement to amend the partnership agreement, removing the requirement of the general partner to provide additional capital investments to maintain their two percent ownership percentage.
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
If cash distributions exceed $0.0833 per unit in a quarter, the general partner receives increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as "incentive distributions." The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.
The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units at December 31, 2014:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders
Minimum Quarterly Distribution	$0.0750	2%		98%
First Target Distribution	up to $0.0833	2%		98%
Second Target Distribution	above $0.0833 up to $0.0958	15%	(1)	85%
Third Target Distribution	above $0.0958 up to $0.2638	37%	(1)	63%
Thereafter	above $0.2638	50%	(1)	50%

(1)	Includes general partner interest.

Distributions paid by the Partnership for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Annualized Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
			(in millions)	(in millions)
Successor
November 14, 2014	$0.3825	$1.5300	$84	$49
August 14, 2014	$0.3650	$1.4600	$77	$43
May 15, 2014	$0.3475	$1.3900	$72	$39
February 14, 2014	$0.3312	$1.3248	$69	$35
November 14, 2013	$0.3150	$1.2600	$65	$32
August 14, 2013	$0.3000	$1.2000	$62	$29
May 15, 2013	$0.2863	$1.1452	$59	$26
February 14, 2013	$0.2725	$1.0900	$57	$23
November 14, 2012	$0.2588	$1.0352	$54	$20

Predecessor
August 14, 2012	$0.2350	$0.9400	$49	$17
May 15, 2012	$0.2137	$0.8548	$43	$14
February 14, 2012	$0.2100	$0.8400	$41	$14
On January 27, 2015, the Partnership declared a cash distribution of $0.40 per unit ($1.60 per unit, annualized) on its outstanding common units, representing the distribution for the quarter ended December 31, 2014. The $146 million distribution, including $54 million to the general partner, was paid on February 13, 2015 to unitholders of record at the close of business on February 9, 2015.

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
Restricted Units
A restricted unit entitles the grantee to receive a common unit or, at the discretion of the Compensation Committee, an amount of cash equivalent to the value of a common unit upon the vesting of the unit. Such grants may include requirements related to the attainment of predetermined performance targets. The Compensation Committee may make additional grants under the LTIP to employees and directors containing such terms as defined by the Compensation Committee. Common units to be delivered to the grantee upon vesting may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from the Partnership or any other person, or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the cost incurred in acquiring common units. If the Partnership issues new common units upon vesting of the restricted units, the total number of common units outstanding will increase.
The Compensation Committee, at its discretion, may grant tandem distribution equivalent rights ("DERs") related to the restricted units. Subject to applicable vesting criteria, DERs entitle the grantee to receive an amount of cash equal to the per unit cash distributions made by the Partnership during the period the restricted unit is outstanding. All units granted during the periods presented below included tandem DERs. Restricted unit awards granted prior to October 4, 2012 were primarily performance-based. These awards were subject to the Partnership achieving certain market-based and cash distribution performance targets as compared to a peer group average, or certain cash distribution performance targets as defined by the Compensation Committee, which can cause the actual amount of units that ultimately vested to range between 0 to 200 percent of the original units granted. These awards generally vested over a three-year period. Restricted unit awards granted subsequent to October 5, 2012 are time-vested grants, the vesting of which is conditioned solely upon continued employment or service as of the applicable vesting date. Such awards generally vest over a five-year period.

The following table summarizes information regarding restricted unit award activity for the periods presented:

	Number of Units (1)	Weighted Average Grant Date Fair Value (1)
Predecessor
Granted, non-vested and outstanding, December 31, 2011	761,952	$13.93
Granted (2)	384,918	$17.96
Performance factor adjustment	275,883	$12.62
Vested	(95,832)	$15.08
Cancelled/forfeited	(40,818)	$15.74
Granted, non-vested and outstanding, October 4, 2012	1,286,103	$14.71

Successor
Granted, non-vested and outstanding, October 5, 2012	1,286,103	$14.71
Granted	257,146	$25.28
Performance factor adjustment	25,107	$15.75
Vested (3)	(713,136)	$12.84
Cancelled/forfeited	—	$—
Granted, non-vested and outstanding, December 31, 2012	855,220	$19.48
Granted	858,246	$30.00
Performance factor adjustment	202,620	$15.76
Vested	(563,668)	$18.33
Cancelled/forfeited	(73,256)	$24.19
Granted, non-vested and outstanding, December 31, 2013	1,279,162	$26.19
Granted	719,009	$41.59
Performance factor adjustment	229,828	$17.52
Vested	(693,326)	$20.26
Cancelled/forfeited	(72,872)	$30.10
Granted, non-vested and outstanding, December 31, 2014	1,461,801	$35.01

(1)	The unit volumes and fair values have been adjusted to reflect the June 12, 2014 two-for-one unit split.

(2)
Of the total number of restricted units granted, the portion that represents units that are subject to performance factors may ultimately be issued at 0 to 200 percent of the original grant, based on the Partnership's achievement of performance goals for total shareholder return and cash distributions relative to a selected peer group of competitors.

(3)
Relates primarily to awards that vested as a result of the acquisition of the general partner by ETP (Note 1). The unit-based compensation expense attributable to these awards that was recognized during the period from October 5, 2012 to December 31, 2012 was not material, as the majority of such awards were scheduled to vest in December 2012.

The total fair value of restricted unit awards vested for the years ended December 31, 2014 and 2013, and for the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012 was $30, $21, $18 and $2 million, respectively. As of December 31, 2014, estimated compensation cost related to non-vested awards not yet recognized was $33 million, and the weighted average period over which this cost is expected to be recognized in expense is 2.9 years.
The estimated fair value of restricted units under the LTIP is determined based upon the nature of the award. For performance-based awards, the fair value of the restricted units subject to the cash distribution performance targets was determined using the grant date market price of the Partnership's common units, subject to a performance factor adjustment over the course of the vesting. For performance-based awards subject to market-based performance targets, the fair value was determined using a Monte Carlo simulation. The fair value of the Partnership's time-vested awards is based on the grant date market price of the Partnership's common units.
The Partnership recognizes compensation expense on a straight-line basis over the requisite service period, and estimates forfeitures over the requisite service period when recognizing compensation expense.

The following table summarizes the fair value assumptions associated with the performance-based awards issued during the periods presented. The awards granted subsequent to October 5, 2012 were not performance-based awards.

Predecessor
Period from January 1, 2012 to October 4, 2012
Expected unit-price volatility	22.8%
Distribution yield	4.6%
Risk-free interest rate	0.3%
Weighted average fair value of performance units granted during the year	$34.94
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
Based on the unit grants and performance factor adjustments outlined in the table above, the Partnership recognized unit-based compensation expense related to the LTIP within operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income of $16, $14, $2 and $6 million for the years ended December 31, 2014 and 2013, and the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012, respectively. The tandem DERs associated with the restricted unit grants are recognized as a reduction of equity when earned.

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
The physical contracts related to the Partnership's crude oil, refined products and NGLs businesses that qualify as derivatives have been designated as normal purchases and sales and are accounted for using accrual accounting under United States' generally accepted accounting principles. The Partnership accounts for derivatives that do not qualify as normal purchases and sales at fair value. The Partnership currently does not utilize derivative instruments to manage its exposure to prices related to crude oil purchase and sale activities. All derivative balances are presented on a gross basis.
Pursuant to the Partnership's approved risk management policy, derivative contracts, such as swaps, futures and other derivative instruments, may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions. The Partnership utilizes derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it. Since the first quarter 2013, the Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the consolidated statement of comprehensive income during the current period. For refined products derivative contracts that were designated and qualified as cash flow hedges prior to the first quarter 2013, the portion of the gain or loss on the derivative contract that was effective in offsetting the variable cash flows associated with the hedged forecasted transaction was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), was recognized immediately in earnings. The amount of hedge ineffectiveness on derivative contracts was not material during 2014, 2013 or 2012. All realized gains and losses associated with refined products derivative contracts are recorded in earnings in the same line item associated with the forecasted transaction (either sales and other operating revenue or cost of products sold).
The Partnership had open derivative positions on 3.6 and 1.6 million barrels of refined products and NGLs at December 31, 2014 and 2013, respectively. The derivatives outstanding at December 31, 2014 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2), of which positions at December 31, 2014 and 2013 were primarily categorized at level 2. As of December 31, 2014 and 2013, the fair values of the Partnership's derivative assets and liabilities were:

	Successor
	December 31,
	2014	2013
	(in millions)
Derivative assets	$29	$1
Derivative liabilities	(14)	(3)
	$15	$(2)
Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the consolidated balance sheets.

The Partnership's derivative positions are comprised primarily of commodity contracts. The following table sets forth the impact of derivatives on the Partnership's results of operations for the periods presented:

	Gains (Losses) Recognized in Other Comprehensive Income	Gains (Losses) Recognized in Earnings	Location of Gains (Losses) Recognized in Earnings
	(in millions)
Successor
Year Ended December 31, 2014
Derivatives not designated as hedging instruments:
Commodity contracts	$—	$81	Sales and other operating revenue
Commodity contracts	—	(20)	Cost of products sold
	$—	$61
Year Ended December 31, 2013
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$(1)	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold
	$—	$(1)
Derivatives not designated as hedging instruments:
Commodity contracts	$—	$(7)	Sales and other operating revenue
Commodity contracts	—	1	Cost of products sold
	$—	$(6)
Period from Acquisition (October 5, 2012) to December 31, 2012 (1)
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$(1)	Sales and other operating revenue
Commodity contracts	—	—	Cost of products sold
	$—	$(1)
Derivatives not designated as hedging instruments:
Commodity contracts	$—	$—	Sales and other operating revenue
Commodity contracts	—	12	Cost of products sold
	$—	$12

Predecessor
Period from January 1, 2012 to October 4, 2012
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(21)	$(3)	Sales and other operating revenue
Commodity contracts	—	1	Cost of products sold
	$(21)	$(2)
Derivatives not designated as hedging instruments:
Commodity contracts	$—	$(7)	Sales and other operating revenue
Commodity contracts	—	(4)	Cost of products sold
	$—	$(11)

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
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At December 31, 2014, the Partnership had $185 million of consolidated variable-rate borrowings under its revolving credit facilities.

16. Fair Value Measurements
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices. The estimated fair value of the Partnership's senior notes is determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at December 31, 2014 was $4.09 billion, compared to the carrying amount of $4.08 billion. The estimated aggregate fair value of the senior notes at December 31, 2013 was $2.17 billion, compared to the carrying amount of $2.27 billion.
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
In 2014 and 2013, approximately 17 and 15 percent of the Partnership's total revenues, respectively, were derived from crude oil sales to an individual customer. While this concentration has the ability to negatively impact revenues going forward, management does not anticipate a material adverse effect in the Partnership's financial position, results of operations or cash flows as the absolute price levels for crude oil normally do not bear a relationship to gross profit. In addition, the customer is subject to netting arrangements which allow the Partnership to offset payable activities and mitigate credit exposure.

18. Business Segment Information
The Partnership operates in 35 states throughout the United States and in four principal business segments: Crude Oil Pipelines, Crude Oil Acquisition and Marketing, Terminal Facilities and Products Pipelines.

•
The Crude Oil Pipelines segment transports crude oil principally in Oklahoma and Texas. The segment consists of approximately 5,300 miles of crude oil trunk pipelines and approximately 500 miles of crude oil gathering lines that supply the trunk pipelines. The pipelines receive fees for transporting crude oil to and from trading hubs, other pipelines and refineries in the southwest and midwest United States. The segment also includes a joint venture interest in a crude oil pipeline company in Texas, which is expected to be operational in 2015.

•
The Crude Oil Acquisition and Marketing segment gathers, purchases, markets and sells crude oil principally in the mid-continent United States. The segment consists of approximately 335 crude oil transport trucks and approximately 135 crude oil truck unloading facilities.

•
The Terminal Facilities segment consists of 39 active refined products terminals with an aggregate storage capacity of 8 million barrels, which provide storage, terminalling, blending and other ancillary services and are primarily sourced by the Products Pipelines; the Nederland Terminal, a 25 million barrel marine crude oil and NGLs terminal on the Texas Gulf Coast; a 2 million barrel refined product and NGL terminal near Philadelphia, Pennsylvania; one inland and two marine crude oil terminals with a combined capacity of 3 million barrels, and related pipelines, which serve the Philadelphia refinery; the Eagle Point Terminal, a 6 million barrel refined products and crude oil terminal and dock facility; the 3 million barrel Marcus Hook, Pennsylvania refined products and NGL facility; and a 1 million barrel liquefied petroleum gas terminal near Detroit, Michigan. The terminals receive fees for the terminalling, blending and other services provided.

•
The Products Pipelines segment consists of approximately 2,400 miles of refined products and NGL pipelines, and joint venture interests in four products pipelines in several areas of the United States. The pipelines primarily transport refined products and NGLs in the northeast, midwest and southwest United States to markets in these areas, as well as Ontario, Canada.

The following table sets forth consolidated statement of comprehensive income information concerning the Partnership's business segments and reconciles total segment Adjusted EBITDA to net income attributable to SXL for the periods presented:

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012
	2014	2013
	(in millions)			(in millions)
Sales and other operating revenue (1)
Crude Oil Pipelines	$555	$495	$110	$288
Crude Oil Acquisition and Marketing	16,418	15,518	2,888	9,258
Terminal Facilities	1,224	751	206	406
Products Pipelines	178	130	35	96
Intersegment eliminations	(287)	(255)	(50)	(127)
Total sales and other operating revenue	$18,088	$16,639	$3,189	$9,921
Depreciation and amortization
Crude Oil Pipelines	$99	$90	$22	$19
Crude Oil Acquisition and Marketing	54	49	11	16
Terminal Facilities	111	101	23	28
Products Pipelines	32	25	7	13
Total depreciation and amortization	$296	$265	$63	$76
Impairment charge and other related matters (2) (3) (4)
Crude Oil Acquisition and Marketing	$231	$—	$—	$8
Terminal Facilities	27	—	—	(10)
Products Pipelines	—	—	—	1
Total impairment charge and other related matters	$258	$—	$—	$(1)
Capital expenditures (5)
Crude Oil Pipelines	$545	$190	$65	$56
Crude Oil Acquisition and Marketing	52	25	1	15
Terminal Facilities	892	252	45	138
Products Pipelines	1,056	533	26	24
Corporate	14	18	2	2
Total capital expenditures	$2,559	$1,018	$139	$235
Adjusted EBITDA
Crude Oil Pipelines	$377	$349	$72	$203
Crude Oil Acquisition and Marketing	163	233	81	158
Terminal Facilities	346	233	52	173
Products Pipelines	85	56	14	57
Total Adjusted EBITDA	971	871	219	591
Interest expense, net	(67)	(77)	(14)	(65)
Depreciation and amortization expense	(296)	(265)	(63)	(76)
Impairment charge and other related matters	(258)	—	—	(9)
Provision for income taxes	(25)	(30)	(8)	(24)
Non-cash compensation expense	(16)	(14)	(2)	(6)
Unrealized gain/(loss) on commodity risk management activities	17	1	3	(6)
Amortization of excess equity method investment	(2)	(2)	—	—
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(24)	(20)	(5)	(16)
Non-cash accrued liability adjustment	—	10	—	—
Adjustments to commodity hedges resulting from "push-down" accounting	—	—	12	—
Net Income (6)	300	474	142	389
Net Income attributable to noncontrolling interests	9	11	3	8
Net Income attributable to Sunoco Logistics Partners L.P.	$291	$463	$139	$381

(1)	Sales and other operating revenue for the periods presented includes the following amounts from ETP and its affiliates:

	Successor			Predecessor
	Year Ended December 31,		Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012
	2014	2013
	(in millions)			(in millions)
Crude Oil Pipelines	$—	$—	$—	$—
Crude Oil Acquisition and Marketing	842	1,394	139	307
Terminal Facilities	202	139	50	118
Products Pipelines	26	33	11	36
Total sales and other operating revenue	$1,070	$1,566	$200	$461

(2)
In the first quarter 2012, the Partnership recognized a non-cash impairment charge related to a cancelled software project for the crude oil acquisition and marketing business and a refined products pipeline project in Texas.

(3)	In the second quarter 2012, the Partnership recognized a $10 million gain on the reversal of certain regulatory obligations.

(4)	During the fourth quarter 2014, the Partnership recognized a non-cash write down on the cost basis of crude oil, refined products and NGLs inventory of $258 million.

(5)
Total capital expenditures in 2014 exclude $448 million for acquisitions and investments in joint ventures. Total capital expenditures in 2013 exclude $60 million for the acquisition of the Marcus Hook Industrial Complex.

(6)
Net income includes $25, $21, $5 and $15 million for the years ended December 31, 2014 and 2013; and for the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012, respectively, of equity income attributable to the Products Pipelines equity ownership interest in joint ventures.

The following table provides consolidated balance sheet information concerning the Partnership's business segments as of December 31, 2014, 2013 and 2012, respectively:

	Crude Oil Pipelines	Crude Oil Acquisition and Marketing	Terminal Facilities	Products Pipelines	Total
	(in millions)
Successor
As of December 31, 2014
Investment in affiliates	$36	$17	$—	$173	$226
Goodwill	$200	$557	$601	$—	$1,358
Identifiable assets (1)	$3,765	$3,329	$3,534	$2,763	$13,644
As of December 31, 2013
Investment in affiliates	$3	$—	$—	$122	$125
Goodwill	$200	$545	$601	$—	$1,346
Identifiable assets (2)	$3,321	$3,863	$2,701	$1,684	$11,897
As of December 31, 2012
Investment in affiliates	$—	$—	$—	$118	$118
Goodwill	$200	$545	$623	$—	$1,368
Identifiable assets (3)	$3,167	$3,495	$2,402	$1,198	$10,361

(1)	Total identifiable assets include the Partnership's unallocated $94 million cash and cash equivalents, $124 million to properties, plants and equipment, net, and $35 million of other assets.

(2)
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

19. Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in millions, except per unit amounts)
2014
Sales and other operating revenue:
Unaffiliated customers	$4,171	$4,412	$4,616	$3,819
Affiliates	$306	$409	$299	$56
Gross profit (3)	$226	$276	$279	$258
Operating income, (loss)	$127	$180	$172	$(112)
Net Income (Loss)	$110	$158	$157	$(125)
Net Income attributable to noncontrolling interests	3	2	2	2
Net Income (Loss) attributable to Sunoco Logistics Partners L.P.	$107	$156	$155	$(127)
Less: General Partner's interest	(38)	(44)	(49)	(50)
Limited Partners' interest	$69	$112	$106	$(177)
Net Income (Loss) attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—basic	$0.33	$0.54	$0.50	$(0.80)
Net Income (Loss) attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—diluted	$0.33	$0.53	$0.50	$(0.80)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
	(in millions, except per unit amounts)
2013
Sales and other operating revenue:
Unaffiliated customers	$3,098	$3,948	$4,120	$3,907
Affiliates	$414	$363	$408	$381
Gross profit (3)	$252	$253	$195	$217
Operating income	$165	$165	$104	$126
Net Income	$142	$146	$81	$105
Net Income attributable to noncontrolling interests	2	3	3	3
Net Income attributable to Sunoco Logistics Partners L.P.	$140	$143	$78	$102
Less: General Partner's interest	(27)	(30)	(31)	(36)
Limited Partners' interest	$113	$113	$47	$66
Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—basic	$0.54	$0.54	$0.23	$0.32
Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—diluted	$0.54	$0.54	$0.23	$0.32

(1)	During the fourth quarter 2014, the Partnership recognized a non-cash write down on the cost basis of crude oil, refined products and NGLs inventory of $258 million.

(2)	During the fourth quarter 2013, the Partnership recognized a gain of $10 million on a non-cash accrued liability adjustment.

(3)	Gross profit equals sales and other operating revenue less cost of products sold and operating expenses.

20. Supplemental Condensed Consolidating Financial Information
The Partnership serves as guarantor of the senior notes. These guarantees are full and unconditional. For purposes of the following footnote, Sunoco Logistics Partners L.P. is referred to as "Parent Guarantor" and Sunoco Logistics Partners Operations L.P. is referred to as "Subsidiary Issuer". All other consolidated subsidiaries of the Partnership are collectively referred to as "Non-Guarantor Subsidiaries".
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

Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2014 (Successor)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$17,018	$—	$17,018
Affiliates	—	—	1,070	—	1,070
Total Revenues	—	—	18,088	—	18,088
Costs and Expenses
Cost of products sold	—	—	16,853	—	16,853
Operating expenses	—	—	196	—	196
Selling, general and administrative expenses	—	—	118	—	118
Depreciation and amortization expense	—	—	296	—	296
Impairment charge and other related matters	—	—	258	—	258
Total Costs and Expenses	—	—	17,721	—	17,721
Operating Income	—	—	367	—	367
Net interest income (cost) to affiliates	—	5	(4)	—	1
Other interest cost and debt expense, net	—	(146)	—	—	(146)
Capitalized interest	—	78	—	—	78
Other income	—	—	25	—	25
Equity in earnings of subsidiaries	291	354	—	(645)	—
Income (Loss) Before Provision for Income Taxes	291	291	388	(645)	325
Provision for income taxes	—	—	(25)	—	(25)
Net Income (Loss)	291	291	363	(645)	300
Net Income attributable to noncontrolling interests	—	—	(9)	—	(9)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$291	$291	$354	$(645)	$291

Net Income (Loss)	$291	$291	$363	$(645)	$300
Adjustment to affiliate's pension funded status	—	—	1	—	1
Other Comprehensive Income (Loss)	—	—	1	—	1
Comprehensive Income (Loss)	291	291	364	(645)	301
Less: Comprehensive income attributable to noncontrolling interests	—	—	(9)	—	(9)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$291	$291	$355	$(645)	$292

Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2013 (Successor)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$15,073	$—	$15,073
Affiliates	—	—	1,566	—	1,566
Total Revenues	—	—	16,639	—	16,639
Costs and Expenses
Cost of products sold	—	—	15,574	—	15,574
Operating expenses	—	—	148	—	148
Selling, general and administrative expenses	—	—	92	—	92
Depreciation and amortization expense	—	—	265	—	265
Total Costs and Expenses	—	—	16,079	—	16,079
Operating Income	—	—	560	—	560
Net interest income (cost) to affiliates	—	3	(4)	—	(1)
Other interest cost and debt expense, net	—	(96)	(1)	—	(97)
Capitalized interest	—	21	—	—	21
Other income	—	—	21	—	21
Equity in earnings of subsidiaries	463	535	—	(998)	—
Income (Loss) Before Provision for Income Taxes	463	463	576	(998)	504
Provision for income taxes	—	—	(30)	—	(30)
Net Income (Loss)	463	463	546	(998)	474
Net Income attributable to noncontrolling interests	—	—	(11)	—	(11)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$463	$463	$535	$(998)	$463

Net Income (Loss)	$463	$463	$546	$(998)	$474
Gain (loss) on cash flow hedges	—	—	—	—	—
Other Comprehensive Income (Loss)	—	—	—	—	—
Comprehensive Income (Loss)	463	463	546	(998)	474
Less: Comprehensive income attributable to noncontrolling interests	—	—	(11)	—	(11)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$463	$463	$535	$(998)	$463

Consolidating Statement of Comprehensive Income (Loss)
Period from October 5, 2012 to December 31, 2012 (Successor)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$2,989	$—	$2,989
Affiliates	—	—	200	—	200
Total Revenues	—	—	3,189	—	3,189
Costs and Expenses
Cost of products sold	—	—	2,885	—	2,885
Operating expenses	—	—	58	—	58
Selling, general and administrative expenses	—	—	24	—	24
Depreciation and amortization expense	—	—	63	—	63
Total Costs and Expenses	—	—	3,030	—	3,030
Operating Income	—	—	159	—	159
Net interest income (cost) to affiliates	—	1	(1)	—	—
Other interest cost and debt expense, net	—	(18)	—	—	(18)
Capitalized interest	—	4	—	—	4
Other income	—	—	5	—	5
Equity in earnings of subsidiaries	139	152	—	(291)	—
Income (Loss) Before Provision for Income Taxes	139	139	163	(291)	150
Provision for income taxes	—	—	(8)	—	(8)
Net Income (Loss)	139	139	155	(291)	142
Net Income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$139	$139	$152	$(291)	$139

Net Income (Loss)	$139	$139	$155	$(291)	$142
Loss on cash flow hedges	—	—	—	—	—
Other Comprehensive Income (Loss)	—	—	—	—	—
Comprehensive Income (Loss)	139	139	155	(291)	142
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$139	$139	$152	$(291)	$139

Consolidating Statement of Comprehensive Income (Loss)
Period from January 1, 2012 to October 4, 2012 (Predecessor)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$9,460	$—	$9,460
Affiliates	—	—	461	—	461
Gain on divestment and related matters	—	—	11	—	11
Total Revenues	—	—	9,932	—	9,932
Costs and Expenses
Cost of products sold	—	—	9,214	—	9,214
Operating expenses	—	—	122	—	122
Selling, general and administrative expenses	—	—	61	—	61
Depreciation and amortization expense	—	—	76	—	76
Impairment charge	—	—	(1)	—	(1)
Total Costs and Expenses	—	—	9,472	—	9,472
Operating Income	—	—	460	—	460
Other interest cost and debt expense, net	—	(70)	(3)	—	(73)
Capitalized interest	—	8	—	—	8
Other income	—	—	18	—	18
Equity in earnings of subsidiaries	381	443	—	(824)	—
Income (Loss) Before Provision for Income Taxes	381	381	475	(824)	413
Provision for income taxes	—	—	(24)	—	(24)
Net Income (Loss)	381	381	451	(824)	389
Net Income attributable to noncontrolling interests	—	—	(8)	—	(8)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$381	$381	$443	$(824)	$381

Net Income (Loss)	$381	$381	$451	$(824)	$389
Loss on cash flow hedges	—	—	(21)	—	(21)
Other Comprehensive Income (Loss)	—	—	(21)	—	(21)
Comprehensive Income (Loss)	381	381	430	(824)	368
Less: Comprehensive income attributable to noncontrolling interests	—	—	(8)	—	(8)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$381	$381	$422	$(824)	$360

Consolidating Balance Sheet
December 31, 2014 (Successor)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$101	$—	$—	$101
Accounts receivable, affiliated companies	—	3	6	—	9
Accounts receivable, net	—	—	1,766	—	1,766
Inventories	—	—	470	—	470
Other current assets	—	—	3	—	3
Total Current Assets	—	104	2,245	—	2,349
Properties, plants and equipment, net	—	—	8,849	—	8,849
Investment in affiliates	6,189	9,168	226	(15,357)	226
Long-term note receivable, affiliate	—	—	17	—	17
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	770	—	770
Other assets	—	28	47	—	75
Total Assets	$6,189	$9,300	$13,512	$(15,357)	$13,644
Liabilities and Equity
Accounts payable	$—	$—	$1,934	$—	$1,934
Accounts payable, affiliated companies	—	—	21	—	21
Accrued liabilities	—	58	246	—	304
Accrued taxes payable	—	—	52	—	52
Intercompany	(489)	(1,172)	1,661	—	—
Total Current Liabilities	(489)	(1,114)	3,914	—	2,311
Long-term debt	—	4,225	35	—	4,260
Other deferred credits and liabilities	—	—	71	—	71
Deferred income taxes	—	—	249	—	249
Total Liabilities	(489)	3,111	4,269	—	6,891
Redeemable noncontrolling interests	—	—	15	—	15
Equity
Sunoco Logistics Partners L.P. equity	6,678	6,189	9,168	(15,357)	6,678
Noncontrolling interests	—	—	60	—	60
Total Equity	6,678	6,189	9,228	(15,357)	6,738
Total Liabilities and Equity	$6,189	$9,300	$13,512	$(15,357)	$13,644

Consolidating Balance Sheet
December 31, 2013 (Successor)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$12	$27	$—	$39
Advances to affiliated companies	217	79	(57)	—	239
Accounts receivable, affiliated companies	—	—	11	—	11
Accounts receivable, net	—	—	2,184	—	2,184
Inventories	—	—	600	—	600
Other current assets	—	—	7	—	7
Total Current Assets	217	91	2,772	—	3,080
Properties, plants and equipment, net	—	—	6,519	—	6,519
Investment in affiliates	5,988	8,399	125	(14,387)	125
Goodwill	—	—	1,346	—	1,346
Intangible assets, net	—	—	794	—	794
Other assets	—	10	23	—	33
Total Assets	$6,205	$8,500	$11,579	$(14,387)	$11,897
Liabilities and Equity
Accounts payable	$—	$—	$2,451	$—	$2,451
Accounts payable, affiliated companies	—	—	17	—	17
Accrued liabilities	1	44	152	—	197
Accrued taxes payable	—	—	71	—	71
Total Current Liabilities	1	44	2,691	—	2,736
Long-term debt	—	2,468	35	—	2,503
Other deferred credits and liabilities	—	—	80	—	80
Deferred income taxes	—	—	253	—	253
Total Liabilities	1	2,512	3,059	—	5,572
Equity
Sunoco Logistics Partners L.P. equity	6,204	5,988	8,399	(14,387)	6,204
Noncontrolling interests	—	—	121	—	121
Total Equity	6,204	5,988	8,520	(14,387)	6,325
Total Liabilities and Equity	$6,205	$8,500	$11,579	$(14,387)	$11,897

Consolidating Statement of Cash Flows
Year Ended December 31, 2014 (Successor)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$290	$271	$649	$(644)	$566
Cash Flows from Investing Activities:
Capital expenditures	—	—	(2,416)	—	(2,416)
Investments in joint ventures	—	—	(42)	—	(42)
Acquisitions	—	—	(391)	—	(391)
Change in long-term note receivable, affiliated companies	—	—	(17)	—	(17)
Intercompany	(876)	(2,012)	2,244	644	—
Net cash provided by (used in) investing activities	(876)	(2,012)	(622)	644	(2,866)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(468)	—	—	—	(468)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Contributions from general partner	2	—	—	—	2
Net proceeds from issuance of limited partner units	839	—	—	—	839
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(9)	—	(9)
Repayments under credit facilities	—	(2,845)	—	—	(2,845)
Borrowings under credit facilities	—	2,795	—	—	2,795
Net proceeds from issuance of long-term debt	—	1,976	—	—	1,976
Repayment of senior notes	—	(175)	—	—	(175)
Advances to affiliated companies, net	217	79	(57)	—	239
Contributions attributable to acquisition from affiliate	—	—	12	—	12
Net cash provided by (used in) financing activities	586	1,830	(54)	—	2,362
Net change in cash and cash equivalents	—	89	(27)	—	62
Cash and cash equivalents at beginning of period	—	12	27	—	39
Cash and cash equivalents at end of period	$—	$101	$—	$—	$101

Consolidating Statement of Cash Flows
Year Ended December 31, 2013 (Successor)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$463	$446	$838	$(998)	$749
Cash Flows from Investing Activities:
Capital expenditures	—	—	(897)	—	(897)
Acquisitions	—	—	(60)	—	(60)
Intercompany	95	(1,177)	84	998	—
Net cash provided by (used in) investing activities	95	(1,177)	(873)	998	(957)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(353)	—	—	—	(353)
Distributions paid to noncontrolling interests	(13)	—	—	—	(13)
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(3)	—	(3)
Repayments under credit facilities	—	(119)	—	—	(119)
Borrowings under credit facilities	—	200	15	—	215
Net proceeds from issuance of long-term debt	—	691	—	—	691
Advances to affiliated companies, net	(192)	(31)	40	—	(183)
Contributions attributable to acquisition from affiliate	—	—	9	—	9
Net cash used in financing activities	(558)	741	61	—	244
Net change in cash and cash equivalents	—	10	26	—	36
Cash and cash equivalents at beginning of period	—	2	1	—	3
Cash and cash equivalents at end of period	$—	$12	$27	$—	$39

Consolidating Statement of Cash Flows
Period from October 5, 2012 to December 31, 2012 (Successor)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$140	$162	$270	$(292)	$280
Cash Flows from Investing Activities:
Capital expenditures	—	—	(139)	—	(139)
Intercompany	(35)	(37)	(220)	292	—
Net cash provided by (used in) investing activities	(35)	(37)	(359)	292	(139)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(74)	—	—	—	(74)
Distributions paid to noncontrolling interests	(2)	—	—	—	(2)
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(7)	—	(7)
Repayments under credit facilities	—	(233)	—	—	(233)
Borrowings under credit facilities	—	182	11	—	193
Advances to affiliated companies, net	(28)	(74)	85	—	(17)
Net cash provided by (used in) financing activities	(104)	(125)	89	—	(140)
Net change in cash and cash equivalents	1	—	—	—	1
Cash and cash equivalents at beginning of period	—	2	—	—	2
Cash and cash equivalents at end of period	$1	$2	$—	$—	$3

Consolidating Statement of Cash Flows
Period from January 1, 2012 to October 4, 2012 (Predecessor)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$381	$359	$495	$(824)	$411
Cash Flows from Investing Activities:
Capital expenditures	—	—	(235)	—	(235)
Proceeds from divestments and related matters	—	—	11	—	11
Intercompany	(290)	(279)	(255)	824	—
Net cash provided by (used in) investing activities	(290)	(279)	(479)	824	(224)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(178)	—	—	—	(178)
Distributions paid to noncontrolling interests	(5)	—	—	—	(5)
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(5)	—	(5)
Repayments under credit facilities	—	(322)	—	—	(322)
Borrowings under credit facilities	—	418	83	—	501
Repayments of senior notes	—	(250)	—	—	(250)
Advances to affiliated companies, net	92	74	(97)	—	69
Net cash provided by (used in) financing activities	(91)	(80)	(19)	—	(190)
Net change in cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	—	2	3	—	5
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of December 31, 2014, the Partnership carried out an evaluation, under the supervision and with the participation of management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.
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
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our general partner, Sunoco Partners LLC, a Pennsylvania limited liability company, manages our operations and activities. The membership interests in our general partner are owned 99.9 percent by Energy Transfer Partners, L.P., a Delaware limited partnership ("ETP"), and 0.1 percent by ETE Common Holdings, LLC, a Delaware limited liability company ("ETE Holdings").
As the sole members of our general partner, ETP and ETE Holdings are entitled under the limited liability company agreement of Sunoco Partners LLC to appoint all directors of our general partner. Our general partner's limited liability company agreement provides that our general partner's Board of Directors (the "Board") shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2014, the Board consisted of eight persons, three of whom qualify as "independent" under the listing standards of the New York Stock Exchange ("NYSE") and our governance guidelines. The directors who qualify as "independent" under the NYSE's listing standards and our governance guidelines are Steven R. Anderson, Scott A. Angelle and Basil Leon Bray.
As a limited partnership, we are not required by the rules of the NYSE to seek unitholder approval for the election of any of our directors. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees. We believe, however, that ETP and ETE Holdings have appointed as directors individuals with experience, skills and qualifications relevant to our business; such as experience in energy or related industries, experience with financial markets, expertise in crude oil, refined products and natural gas liquids operations or finance, and a history of service in senior leadership positions.
The Board met four times during 2014. The Board has established standing committees to consider designated matters. The standing committees of the Board are: the Audit Committee, the Compensation Committee and the Conflicts Committee. The listing standards of the NYSE do not require boards of directors of publicly-traded master limited partnerships to be composed of a majority of independent directors, nor are they required to have a standing nominating or compensation committee. Notwithstanding, the Board has elected to have a standing compensation committee. The Board has adopted governance guidelines for the Board and charters for each of the Audit, Compensation, and Conflicts Committees.
Audit Committee
The Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Board appoints persons who are independent under the NYSE's standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee member Basil Leon Bray qualified as an audit committee financial expert during 2014. A description of the qualifications of Mr. Bray may be found elsewhere in this Item 10 under "Directors and Executive Officers of Sunoco Partners LLC (our General Partner)."
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and makes recommendations to the Board relating to our audited financial statements. The Audit Committee periodically recommends to the Board any changes or modifications to its charter that may be required or desired. The Audit Committee has received written disclosures and the letter from Grant Thornton LLP ("Grant Thornton"), required by applicable requirements of the Audit Committee concerning independence, and has discussed with Grant Thornton regarding the firm's independence.
The current members of the Audit Committee are: Basil Leon Bray (Chairman), Steven R. Anderson and Scott A. Angelle. The Audit Committee met four times during 2014. In conjunction with its regular meetings, the Audit Committee also meets in executive session without members of management present. Mr. Bray, as Chairman of the Audit Committee, leads these executive session meetings, the purpose of which is to promote open and candid discussion among the independent directors.
Compensation Committee
The Compensation Committee establishes standards and makes recommendations concerning the compensation of the officers and directors of our general partner. In addition, the Compensation Committee determines and establishes the standards for any awards to the employees and officers of our general partner under the equity compensation plans, including the requirements pertaining to the vesting of any such awards. The current members of the Compensation Committee are: Scott A. Angelle (Chairman), Steven R. Anderson, Basil Leon Bray, Michael J. Hennigan, and Marshall S. (Mackie) McCrea, III. Since Mr. Hennigan is also an officer of our general partner, and since Mr. McCrea is President, Chief Operating Officer and Director of ETP's general partner, they each recuse themselves from Compensation Committee decisions relating to equity compensation awards, including awards under the Sunoco Partners LLC Long-Term Incentive Plan (the "LTIP"), to executive officers of the general partner. Mr. Hennigan also recuses himself from Compensation Committee decisions relating to his own compensation. The Compensation Committee held six (four regular and two special) meetings during 2014.
Conflicts Committee
Our partnership agreement provides that the Board may, from time to time, appoint members of the Board to serve on the Conflicts Committee with the authority to review specific matters for which the Board believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by our general partner is fair and reasonable to us and our unitholders. As a policy matter, the Conflicts Committee generally reviews any proposed related-party transaction that may be material to us to determine if the transaction presents a conflict of interest between ETP and/or its affiliates and us and determines whether the resolution or transaction is fair and reasonable to us. Pursuant to the terms of our partnership agreement, any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us and not a breach by the general partner or its Board of any duties they may owe to the members of our general partner or our unitholders. The members of the Conflicts Committee consist of those directors of our general partner who are not also executive officers of our general partner or its parent. The current members of the Conflicts Committee are: Steven R. Anderson (Chairman), Scott A. Angelle and Basil Leon Bray. The Conflicts Committee did not meet during 2014.
Corporate Governance
Our general partner has adopted a Code of Ethics for Senior Officers, which applies to the principal executive officer, the principal financial officer, the principal accounting officer, the treasurer and persons performing similar functions for our general partner and its subsidiaries. In addition, our general partner has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The Code of Business Conduct and Ethics addresses ethical handling of actual or apparent conflicts of interest; compliance with applicable laws, rules and regulations; full, fair, accurate, timely and understandable disclosure in public communications; and prompt internal reporting of violations. In accordance with the disclosure requirements of applicable law or regulation, we intend to disclose any amendment to, or waiver of, any provision of these codes, on our website at www.sunocologistics.com, via a press release, or under Item 5.05 of a Current Report on Form 8-K.
We make available, free of charge within the "Investors - Corporate Governance" section of our website at www.sunocologistics.com, and in print to any unitholder who so requests, the Code of Ethics for Senior Officers, the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Conflicts Committee Charter, the Corporate Governance Guidelines and our limited partnership agreement. The information contained on, or connected to, our internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the Securities and Exchange Commission ("SEC").
Communication with the Board of Directors
In order that interested parties may be able to make their concerns known to the independent directors, our unitholders and other interested parties may communicate directly with the Board, with the independent directors as a group, or with any director or committee chairperson by writing to such parties in care of Kathleen Shea-Ballay, Senior Vice President, General Counsel and Secretary, Sunoco Partners LLC, 1818 Market Street, Suite 1500, Philadelphia, PA 19103-3615. Communications may be submitted confidentially and anonymously. Under certain circumstances, the general partner or we may be required by law to disclose the information or identity of the person submitting the communication.
Communications addressed to the Board generally will be forwarded either to the appropriate committee chairperson or to all directors. Certain concerns communicated to the Board also may be referred to the general partner's internal auditor or its General Counsel, in accordance with the general partner's regular procedures for addressing such concerns. The chairman of the general partner's Audit Committee, or the chairman of the Board, may direct that certain concerns be presented to the Audit Committee, or to the full Board, or that such concerns otherwise receive special treatment, including retention of external counsel or other advisors. No material actions were taken by the Board because of communications from unitholders or others received during 2014.
Directors and Executive Officers of Sunoco Partners LLC (our General Partner)
Our directors are elected by ETP and ETE Holdings. Our executive officers are appointed by the Board.
The following table shows information for the current directors and executive officers of Sunoco Partners LLC, our general partner, as of the date of this filing. Executive officers and directors are each elected for one-year terms or until their successors are elected and qualified.

Name	Age	Position with the General Partner
Steven R. Anderson	65	Director
Scott A. Angelle	53	Director
Basil Leon Bray	70	Director
Michael J. Hennigan	55	Director, President and Chief Executive Officer
Thomas P. Mason	58	Director
Marshall S. ("Mackie") McCrea, III	55	Director (Chairman)
Martin Salinas, Jr.	43	Director and Chief Financial Officer
Jamie Welch	48	Director
Kurt A. Lauterbach	59	Senior Vice President, Lease Acquisitions
David R. Chalson	63	Senior Vice President, Operations
Michael W. Slough	58	Senior Vice President, Engineering, Construction & Procurement
Kathleen Shea-Ballay	49	Senior Vice President, General Counsel and Secretary
Peter J. Gvazdauskas	36	Vice President, Finance and Treasurer
Meghan Zaffarese	39	Vice President, Chief Human Resources Officer
Michael D. Galtman	40	Controller and Chief Accounting Officer
Set forth below is biographical information regarding the foregoing officers and directors of our general partner:
Mr. Anderson was elected to the Board in October 2012. Mr. Anderson began his career in the energy business in the early 1970's with Conoco in the Permian Basin area. He then spent some 25 years with ANR Pipeline and its successor, The Coastal Corporation, as a natural gas supply and midstream executive. He later was Vice President of Commercial Operations with Aquila Midstream and, upon the sale of the midstream business to Energy Transfer in 2002, he became a part of the management team there. For the six years prior to his retirement from Energy Transfer, in October 2009, he served as Vice President of Mergers and Acquisitions. Since that time, he has been involved in private investments and currently serves as a member of the board of directors of the St. John Health System in Tulsa, Oklahoma, as well as various other community and civic organizations.
Mr. Angelle was elected to the Board in December 2012. He is an elected member of the Louisiana Public Service Commission, a five-person regulatory body. Beginning in May 2010, Mr. Angelle served for six months as the interim Lieutenant Governor of Louisiana. During the period from 2004 to August 2012, with the exception of his service as Lieutenant Governor, he served as the Secretary of the Louisiana Department of Natural Resources. Since 2012, Mr. Angelle also has represented Louisiana's Third Congressional District on the Board of Supervisors of Louisiana State University. Mr. Angelle also has a career in strategic planning and petroleum land management. Mr. Angelle is a member of the board of directors of Farmers Merchants Bank in Breaux Bridge, Louisiana.
Mr. Bray was elected to the Board in October 2012. Currently, Mr. Bray is the Chief Executive Officer of Energy Strategies, Inc., an energy consulting firm headquartered in Tulsa, Oklahoma. He has held this position since 1994. Previously, he held various management positions with Phillips Petroleum Co., Endevco, Inc., and Anadarko Petroleum Corp. Mr. Bray also was Co-Founder and President of Resource Energy Services, LLC until its sale in 1996.
Mr. Hennigan was elected to the Board in April 2010. He was elected President and Chief Executive Officer, effective March 1, 2012. Prior to that, he was President and Chief Operating Officer from July 2010 until March 2012. From May 2009 until July 2010, Mr. Hennigan served as Vice President, Business Development. Prior to joining our general partner, he was employed in the following positions at Sunoco, Inc.: Senior Vice President, Business Improvement from October 2008 to May

2009; and Senior Vice President, Supply, Trading, Sales and Transportation from February 2006 to October 2008. Mr. Hennigan has served as a member of the board of directors of Niska Gas Storage Partners LLC since September 10, 2014.
Mr. Mason was elected to the Board in October 2012. Mr. Mason has served as the Senior Vice President, General Counsel and Secretary of ETP's general partner since April 2012, served as the Vice President, General Counsel and Secretary of ETP's general partner since June 2008 and served as General Counsel and Secretary of ETP's general partner since February 2007. Prior to joining ETP, he was a partner in the Houston office of Vinson & Elkins LLP. Mr. Mason has specialized in securities offerings and mergers and acquisitions for more than 25 years.
Mr. McCrea was elected as Chairman of the Board of Directors in October 2012. He has been a director of ETP's general partner since December 23, 2009. He is the President and Chief Operating Officer of ETP's general partner, and has served in that capacity since June 2008. Prior to that, he served as President - Midstream of ETP's general partner from March 2007 to June 2008. Previously he served as the Senior Vice President - Commercial Development since the combination of the operations of La Grange Acquisition, L.P., which does business under the name of Energy Transfer Company ("ETC OLP"), and Heritage Operating, L.P. ("HOLP"), in January 2004. In March 2005, Mr. McCrea was named president of ETC OLP. Prior to the combination of the operations of ETC OLP and HOLP, Mr. McCrea served as Senior Vice President - Business Development and Producer Services of the general partner of ETC OLP and ET Company I, Ltd., having served in that capacity since 1997. Mr. McCrea also serves on the boards of directors of the general partner of Energy Transfer Equity, L.P. ("ETE") and of Sunoco LP. Mr. McCrea has extensive project development and operational experience, and is able to assist the Board in creating and executing the Partnership's strategic plan.
Mr. Salinas was elected to the Board in October 2012, and was elected contemporaneously as the Chief Financial Officer of our general partner. Mr. Salinas has served as Chief Financial Officer of ETP's general partner since June 2008. Prior to that, he served as Controller and Treasurer of ETP's general partner from September 2004 to June 2008. Prior to joining ETP, Mr. Salinas was a Senior Audit Manager with KPMG in San Antonio, Texas from September 2002. Mr. Salinas also serves on the board of directors of Sunoco LP.
Mr. Welch was elected to the Board in June 2013. He was also elected to the boards of directors of the general partners of both ETE and ETP in June 2013. Mr. Welch has served as the Group Chief Financial Officer and Head of Business Developments for the Energy Transfer family since June 2013. Before joining ETE, Mr. Welch was Head of the EMEA Investment Banking Department and Head of the Global Energy Group at Credit Suisse. He was also a member of the IBD Global Management Committee and the EMEA Operating Committee. Mr. Welch joined Credit Suisse First Boston in 1997 from Lehman Brothers Inc. in New York, where he was a Senior Vice President in the global utilities & project finance group. Prior to that, he was an attorney with Milbank, Tweed, Hadley & McCloy (New York) and a barrister and solicitor with Minter Ellison in Melbourne, Australia.
Mr. Chalson was elected Senior Vice President, Operations in January 2013. Prior to that, he was Vice President, Operations from July 2012 to January 2013. From 2007 to 2012, Mr. Chalson served as Manager, Oil Movements.
Mr. Galtman was elected Controller and Chief Accounting Officer in July 2008. From June 2007 to July 2008, he served as Manager of Financial Planning and Analysis.
Mr. Gvazdauskas was elected Vice President, Finance and Treasurer in January 2012. Prior to that, he had been Vice President, Finance since April 2010. From June 2008 to March 2010, he served as Manager of Corporate Finance of Sunoco, Inc.; from December 2007 to May 2008, he was Manager of Special Projects at Sunoco, Inc.; and from November 2005 to November 2007, he was Controller of SunCoke Energy, Inc.
Mr. Lauterbach was elected Senior Vice President, Lease Acquisitions in January 2013. Prior to that, he was Vice President, Lease Acquisitions from October 2010 to January 2013. Mr. Lauterbach also served as Manager of Marketing and Trading-Lease Acquisition from June 2008 through September 2010.
Ms. Shea-Ballay was elected Senior Vice President, General Counsel and Secretary in January 2013. Prior to that, she was Vice President, General Counsel and Secretary from June 2010 to January 2013. Ms. Shea-Ballay served as Assistant General Counsel and Chief Counsel for Commercial Transactions for Sunoco, Inc. from April 2005 until June 2010. Prior to joining Sunoco, Inc., Ms. Shea-Ballay was a partner at Pepper Hamilton LLP, a law firm in Philadelphia, Pennsylvania.
Mr. Slough was elected Senior Vice President, Engineering, Construction & Procurement in January 2013. Mr. Slough had been Vice President, Engineering, Construction & Procurement of the Partnership since 2012. Prior to that, he was Director of Engineering & Construction of the Partnership from 2010 to 2012. From 2006 to 2010, he was Venture Manager at Sunoco, Inc.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. The SEC regulations also require that copies of these Section 16(a) reports be furnished to us by such reporting persons. Based upon a review of copies of these reports, we believe all applicable Section 16(a) reports were timely filed in 2014.

ITEM 11.	EXECUTIVE COMPENSATION
We do not have any employees. Instead, we are managed by our general partner, and the executive officers of our general partner perform all of our management functions. Except as set forth below with respect to Mr. Salinas, we pay 100 percent of the compensation of the executive officers and employees of our general partner. The executive officers and employees of our general partner also participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates.
In this Item 11, all amounts of our units, including equity awards in the form of restricted units, reflect the second quarter 2014 two-for-one split of our units. See Note 12 to our consolidated financial statements for fiscal 2014 for additional detail regarding the unit split.
COMPENSATION DISCUSSION AND ANALYSIS
Named Executive Officers
This Compensation Discussion and Analysis ("CD&A") is focused on the total compensation of the named executive officers of our general partner as set forth below. ETP controls our general partner and owns a significant limited partner interest in us. Mr. Salinas is the Chief Financial Officer of ETP's general partner. During 2014, Mr. Salinas' primary business responsibilities were for ETP, but he also rendered services to us principally in respect of capital market and financing matters. The compensation committee of ETP's general partner sets the components of Mr. Salinas' compensation, including salary, long-term incentive awards and annual bonus. However, a portion of Mr. Salinas' annual long-term incentive compensation has been approved and awarded by the Compensation Committee of our general partner in recognition of his services to the Partnership. In December 2014, Mr. Salinas received an equity award from the Partnership in the form of 9,502 restricted units, granted pursuant to the LTIP, vesting over a five-year period, with 60 percent vesting at the end of the third year and the remaining 40 percent vesting at the end of the fifth year, subject to his continued employment through each specified vesting date. These restricted units represent 33 percent of Mr. Salinas' total long-term incentive compensation as approved by the compensation committee of ETP's general partner. The restricted units entitle Mr. Salinas to receive, with respect to each common unit, subject to such restricted unit that has not either vested or been forfeited, a distribution equivalent right cash payment promptly following each such distribution by us on our common units to our unitholders.
During 2014, the following individuals, with the exception of Mr. Salinas, as described above, were employees of our general partner and rendered their services solely to us. Throughout the CD&A discussion, the following individuals are referred to as the Named Executive Officers ("NEOs") and are included in the Summary Compensation Table:
    Michael J. Hennigan - President and Chief Executive Officer
    Martin Salinas, Jr. - Chief Financial Officer
    Kathleen Shea-Ballay - Senior Vice President, General Counsel and Secretary
    Kurt A. Lauterbach - Senior Vice President, Lease Acquisitions
    David R. Chalson - Senior Vice President, Operations
Compensation Philosophy and Objectives
Our compensation philosophy and objectives are consistent with those set by ETP and are based on the premise that a significant portion of each executive's total compensation should be incentive-based or "at-risk" compensation. We also share ETP's philosophy that executives' total compensation levels should be competitive in the marketplace for executive talent and abilities. Our general partner seeks a total compensation program that provides for an annual base compensation rate slightly below the median market (i.e., approximately the fortieth percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short- and long-term performance that are both targeted to pay out at the approximate top-quartile of market. Our general partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership's financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the Partnership and the achievement of the annual financial performance objectives, and (ii) the annual grant of time-based restricted unit awards under the LTIP, which awards are intended to provide a long-term incentive and retentive value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders.

During 2014, the compensation for our executive officers, including our NEOs, but excluding Mr. Salinas, was determined by our general partner's Compensation Committee. Our compensation program is structured to provide the following benefits:

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

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based or "at-risk" compensation; and

•	reward individual performance.
Compensation Methodology
Our general partner's Compensation Committee considers relevant data available to assess our competitive position with respect to base salary, annual bonuses and long-term incentive compensation for our executive officers. The Compensation Committee also considers individual performance, levels of responsibility, skills and experience. For our 2014 compensation packages, our compensation methodology for the NEOs was substantially similar to that of ETP. After ETP and ETE Holdings acquired the membership interest of our general partner, we transitioned from our prior compensation methodology to such compensation methodology similar to that of ETP.
Periodically, the compensation committee of ETP's general partner engages a third-party consultant to provide market information for compensation levels at peer companies in order to assist the Compensation Committee in its determination of compensation levels for our executive officers. Most recently, Mercer (US) Inc. ("Mercer") was engaged during the year ended December 31, 2013 to evaluate the market competitiveness of total compensation levels of a number of officers of all the partnerships under ETE to provide market information with respect to compensation of officers. In particular, the review by Mercer was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our NEOs; (ii) assist in the determination of appropriate compensation levels for senior management, including our NEOs; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. In respect of the Partnership, we were reviewed by Mercer as a significant operational division of ETP and benchmarked based on that status and consistent with our annual revenues and market capitalization levels. In light of this review, Mercer did not specifically benchmark our NEOs against any particular set of peer companies.
The compensation analysis provided by Mercer covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives for certain companies in the oil and gas industry. The Compensation Committee utilized the information provided by Mercer to ensure that the total compensation of our NEOs is both competitive with the market information received and consistent with our compensation philosophy. In addition to the information received as a result of a periodic engagement of a third-party consultant, the Compensation Committee also utilizes information obtained from other sources, such as annual third-party surveys, for comparison purposes in its determination of compensation levels for our NEOs.
Mercer did not provide any non-executive compensation services for ETP or the Partnership during 2014. For 2014, the Compensation Committee continued to use the results of the 2013 Mercer study, aged to account for general inflation and 2014 third-party survey results.

Elements of Compensation
Unless specified to the contrary below, references in this section of the CD&A to "NEOs" or "executive officers" does not include Mr. Salinas.

•
Base Salary: Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers, and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility, and results achieved). The salaries of the NEOs are reviewed on an annual basis. As discussed above, the base salaries of the NEOs are targeted to yield an annual base salary slightly below median level of market (i.e., approximately the fortieth percentile of market) and are determined by the Compensation Committee after taking into account the recommendations of our Chief Executive Officer. Base salaries also are influenced by internal pay equity (fair and consistent application of compensation practices). At the NEO level, the balance of compensation is weighted toward pay-at-risk compensation (annual bonuses and long-term incentives). Except for the salary of the Chief Executive Officer, the Compensation Committee approved annual 2.5 percent merit increases to the NEOs salaries, effective July 1, 2014, which salaries are expected to remain in effect until July 1, 2015. The Compensation Committee increased the salary of the Chief Executive Officer to $600,000 effective January 1, 2014 from its previous level of $574,750, or an approximately 4.4 percent increase.

•
Annual Bonuses: In addition to base salary, the Compensation Committee makes a determination whether to award our NEOs discretionary annual cash bonuses following the end of the year. Discretionary bonuses, if awarded, are intended to reward our NEOs for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year. In previous years, the Compensation Committee has taken into account whether the Partnership achieved or exceeded its targeted performance objectives, which are approved by the Board as discussed below, as an important element in making its determinations with respect to annual bonuses. The Compensation Committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and the Compensation Committee does not utilize any formulaic approach to determine annual bonuses.

For 2014, annual bonuses were determined under the Sunoco Partners LLC Amended and Restated Annual Short-Term Incentive Bonus Plan (the "Restated ASIP"), which replaced the Sunoco Partners LLC Annual Short-Term Incentive Bonus Plan (the "ASIP") during such year. The Restated ASIP, which became effective for calendar year 2014, is substantially similar to the ASIP, except that the Restated ASIP includes an additional performance criteria related to the Partnership's internal department financial budget in addition to the previous performance measure of an internal earnings target generally based on targeted EBITDA (the "Earnings Target") budget. Under the Restated ASIP, the Compensation Committee's evaluation of performance and determination of an overall available bonus pool will be based on the Partnership's Earnings Target and the performance of each department compared to the applicable departmental budget (with such performance measured based on the specific dollar amount of general and administrative expenses set for each department). The two performance criteria will be weighted 75 percent on internal Earnings Target budget criteria and 25 percent on internal department financial budget criteria.
In adopting the Restated ASIP, the Board and the Compensation Committee have reaffirmed the internal Earnings Target as the primary performance factor in determining annual bonuses. The addition of the internal department financial budget criteria is designed to ensure that the Partnership is effectively managing general and administrative costs in a prudent manner.
The Partnership's internal financial budgets are generally developed for each business segment, and then aggregated with appropriate corporate level adjustments, to reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all segments of the Partnership's business. The evaluation of the Partnership's performance versus its internal financial budget is based on the Partnership's Earnings Target for a calendar year. In general, the Compensation Committee believes that Partnership performance at or above the internal Earnings Target budget and at or below internal department financial budgets would support an eligible bonus pool for our NEOs ranging from 95 to 120 percent of their annual base salaries for Messrs. Lauterbach and Chalson and ranging from 75 to 100 percent of her base salary for Ms. Shea-Ballay. The short-term annual cash bonus pool target for Mr. Hennigan was set by the Compensation Committee for 2014 at 135 percent of his annual base salary.
In February 2015, in respect of 2014 performance under the Restated ASIP, the Compensation Committee approved a cash bonus to Mr. Hennigan of $810,000, representing 135 percent of his current annual base salary. The cash bonuses approved for Messrs. Lauterbach and Chalson were $300,000 and $300,000, respectively, and Ms. Shea-Ballay received a cash bonus of $300,000. In approving the 2014 bonuses of the NEOs, the Compensation Committee took into account the achievement by the Partnership of all of its targeted performance objectives for 2014 and the individual performances of these individuals with respect to (i) promoting the Partnership's financial, strategic and operating objectives, (ii) the Partnership's success in exceeding its internal financial budget, (iii) the development of new projects that are expected to result in increased cash flows from operations in future years, (iv) the completion of mergers, acquisitions or similar transactions that are expected to be accretive to the Partnership and increase distributable cash flow, and (v) the overall management of the Partnership's business.

•	Long-Term Incentive Awards (Equity Awards):

•
Why the LTIP was adopted: Long-term incentive awards for executive officers are granted under the LTIP in order to promote achievement of our long-term strategic business objectives. The LTIP was designed to align the economic interests of executive officers, key employees and directors with those of our unitholders; to provide competitive compensation opportunities that can be realized through attainment of performance goals; and to provide an incentive to management for continuous employment with the general partner and its affiliates. Long-term incentive awards are based upon the common units representing limited partnership interests in us, although they may be payable in common units, or in cash. The Compensation Committee administers the LTIP and, in its discretion, may terminate or amend the LTIP at any time with respect to any units for which a grant has not yet been made, including increasing the number of units that may be granted, subject to unitholder approval, as required by the exchange upon which the common units are listed at that time. Changes to any outstanding grant that would materially impair the rights of a participant cannot be made without the consent of the affected participant.

•	The elements of compensation under the LTIP: The LTIP provides for two types of awards: restricted units and unit options.

•
Restricted Units: Each restricted unit entitles the grantee to receive a common unit upon vesting or, in the discretion of the Compensation Committee, an amount of cash equivalent to the then-current value of a common unit at the time of vesting. From time to time, the Compensation Committee may make grants under the plan to employees and/or directors containing such terms as the Compensation Committee shall determine under the LTIP. The Compensation Committee determines the conditions upon which the restricted units granted may become vested or forfeited, and whether or not any such restricted units will have distribution equivalent rights ("DERs") entitling the grantee to receive an amount in cash equal to cash distributions made by us with respect to a like number of our common units during the restricted period.

Prior to the merger transaction with ETP (the "Merger"), our equity awards were in the form of restricted unit awards that vested in total on the third anniversary of the grant date and the payout of which was dependent on the Partnership's achievement of certain performance metrics and the grantee's continued employment (or, as applicable, continued service relationship) with our general partner. The last of such performance-based restricted unit awards were granted in January 2012, with the awards vesting as of December 31, 2014.
Also prior to the Merger, the Compensation Committee granted equity awards in January of the following year for performance during the previous year. Under the ETP compensation methodology, equity awards are granted in December of the performance year. Because of the timing of the transition to ETP's compensation methodology, the Compensation Committee continued the pre-Merger practice for the equity awards for performance during 2012, with such awards being granted in January 2013. Upon transitioning to ETP's compensation methodology, the equity awards for performance during 2013 were granted in December 2013 rather than January 2014, per precedent under our pre-Merger compensation methodology. Thus, the disclosures in this CD&A and accompanying tables regarding equity awards granted in fiscal 2013 include equity awards granted for performance in both the 2012 (the January 2013 grants) and 2013 (the December 2013 grants) fiscal years. In fiscal 2014, the Partnership did, and going forward, the Partnership expects to, grant one equity award in December of the performance year; provided that, in January 2014, the Compensation Committee approved one additional grant of restricted units to Mr. Hennigan for his performance during 2013.
In December of 2014, consistent with the compensation methodology of ETP, all of the restricted units granted, including to the NEOs, provided for vesting of 60 percent at the end of the third year and vesting of the remaining 40 percent at the end of the fifth year, subject to continued employment of the NEO through each specified vesting date. These restricted unit awards entitle the grantee of the unit awards to receive, with respect to each Partnership common unit, subject to such restricted unit award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by us to our unitholders. In approving the grant of such unit awards, the Compensation Committee took into account the same factors as discussed above under the caption "Annual Bonuses," the long-term objective of retaining such individuals as key drivers of the Partnership's future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
In December 2014, for their performance relative to the 2014 calendar year, the Compensation Committee approved grants of restricted units to Mr. Hennigan, Ms. Shea-Ballay and Messrs. Lauterbach and Chalson of 74,043 restricted units, 10,284 restricted units, 10,078 restricted units and 9,770 restricted units, respectively.
The issuance of restricted units pursuant to the LTIP is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon issuance or vesting of the restricted units.
The restricted units under the LTIP generally require the continued employment of the recipient during the vesting period. However, pursuant to the LTIP, any unvested restricted units will become vested and be paid out in the event of the termination of the participant's employment under circumstances that constitute a "Qualifying Termination" (as defined in the LTIP) within certain periods of time before or after a "Change in Control" (as defined in the LTIP) of the Partnership or permanent disability of the participant prior to the end of the applicable vesting period. In addition, the NEOs' December 2014 award agreements included a provision for acceleration of their unvested restricted unit awards upon Change in Control of the Partnership (without the "double trigger" mechanism, requiring a Qualifying Termination after the Change in Control) or the death or disability of the award recipient prior to the applicable vesting period being satisfied. Mr. Hennigan's December 2014 award agreement also included a provision for acceleration of his unvested restricted unit award upon a termination of his employment by the general partner or the Partnership without "cause". For purposes of Mr. Hennigan's award the term "cause" shall mean: (i) a conviction (treating a nolo contendere plea as a conviction) of a felony (whether or not any right to appeal has been or may be exercised), (ii) willful refusal without proper cause by Mr. Hennigan to perform duties (other than any such refusal resulting from incapacity due to physical or mental impairment), (iii) misappropriation, embezzlement or reckless or willful destruction of property of the Partnership or any of its affiliates by Mr. Hennigan, (iv) knowing breach of any statutory or common law duty of loyalty to the Partnership or any of its or their affiliates by Mr. Hennigan, (v) improper conduct materially prejudicial to the business of the Partnership or any of its or their affiliates by Mr. Hennigan, (vi) material breach by Mr. Hennigan of the provisions of any agreement regarding confidential information entered into with the Partnership or any of its or their affiliates or (vii) the continuing failure or refusal of Mr. Hennigan to satisfactorily perform his essential duties to the Partnership or any of its or their affiliates.
In addition to his role as Chief Financial Officer of our general partner, Mr. Salinas also serves as Chief Financial Officer of ETP's general partner. The Compensation Committee of ETP's general partner sets the components of Mr. Salinas' compensation, including salary, long-term incentive awards and annual bonus. However, a portion of Mr. Salinas' annual long-term incentive compensation has been approved and awarded by the Compensation Committee of our general partner in recognition of his services to the Partnership. In December 2014, Mr. Salinas received an equity award from the Partnership in the form of 9,502 restricted units granted pursuant to the LTIP, vesting over a five-year period, with 60 percent vesting at the end of the third year and the remaining 40 percent vesting at the end of the fifth year, subject to his continued employment through each specified vesting date.

•
Performance-Based Restricted Units: The Partnership issued performance based restricted units in January 2012, with the awards vesting as of December 31, 2014, and the payout of which is subject to achievement of certain performance levels. For these performance-based LTIP grants, the Compensation Committee has determined that payout of such LTIP awards depends upon our achievement of performance levels based on two equally weighted performance measures: total unitholder return (including cash distributions plus appreciation in unit price) relative to peer companies and distributable cash flow, as measured by the distribution coverage ratio (defined as the sum of distributable cash flow divided by the sum of the distributions paid to unitholders) relative to goals defined by the Compensation Committee, both measured over a three-year performance cycle.

Actual payout under these awards may range from zero percent to 200 percent of the units granted to each recipient, based upon our performance with respect to each of these two measures. Payment with respect to earned performance-based restricted units is made in common units no later than March 15 following the end of the performance period.
In selecting total unitholder return and distributable cash flow, as measured by the distribution coverage ratio, as the performance measures applicable to the payout of performance-based restricted units, consideration was given to a balanced incentive approach, utilizing those measures deemed most important to our common unitholders, while recognizing the difficulty of accurately predicting market conditions over time. For these grants, the Compensation Committee believes that performance relative to our peer companies is an important criterion for payout since market conditions are outside the control of management, and management should realize greater than median levels of compensation only when we outperform relative to our peer companies. Conversely, regardless of market conditions, management should realize less than median compensation levels when we underperform as compared to our peer companies. Total unitholder return is a measure of investment performance expressed as total return to unitholders, based upon the cumulative return over a three-year period reflecting price appreciation and reinvestment of cash distributions during the performance period and is a non-GAAP financial measure. Total unitholder return is measured using a one-month average stock price at the beginning and end of the three-year performance period. Similarly, distribution coverage ratio also is a non-GAAP financial measure that is measured over the same three-year performance period. As an additional incentive to promote the growth of cash distributions to our unitholders during the performance period, DERs were granted in tandem with the performance based restricted unit awards. At the end of the performance period, to the extent that the restricted units are paid out, these DERs entitle the grantee of the restricted units to receive an amount equal to the cumulative cash distributions that otherwise would have been paid over the performance period had the grantee been the holder of record of the number of our common units equal to the number of restricted units paid out. This amount may be taken in the form of cash or additional common units (fractional units are cashed out).

•	Unit Options: The LTIP currently permits the grant of options covering common units. No unit options have been granted since the inception of the LTIP.

•
Accounting and Tax Considerations: We account for the equity compensation expense of our general partner's employees, including the NEOs, in accordance with GAAP, which requires us to estimate and record an expense for each equity award over the vesting period of the award. For performance-based restricted units that are paid out in the form of common units, the value of our common units on the date of grant is used for determining the expense, with an adjustment for the actual performance factors achieved. Thus, the expense for performance-based restricted units, payable in units, generally is not adjusted for changes in the trading price of our common units after the date of grant. For market-based awards, the value is determined using a Monte Carlo simulation. The expense for restricted units settled in common units is recognized ratably over the vesting period. For cash compensation, the accounting rules require us to record it as an expense at the time the obligation is accrued. Because we are a partnership, and our general partner is a limited liability company, Internal Revenue Code ("Code") Section 162(m) does not apply to the compensation paid to our NEOs and, accordingly, our general partner's Compensation Committee did not consider its impact in determining compensation levels for 2014.

•
Equity Grant Practices: Equity awards to employees are approved at meetings of our general partner's Compensation Committee. In limited situations, however, such awards may be approved by unanimous written consent of the Compensation Committee. The grant date of an equity award is the date of the Compensation Committee meeting at which such equity award is approved. The Compensation Committee may, in its discretion, refrain from approving grants of equity awards to employees if the meeting at which such approval is to be considered occurs during a period in which management is in possession of material non-public information, in which case, approval of such equity awards may be deferred to the next Compensation Committee meeting. No grant approvals were deferred to a later Compensation Committee meeting in 2014. However, the Compensation Committee approved the December 2014 awards by unanimous written consent on December 5, 2014, following the meeting of the Compensation Committee on December 3, 2014, in order that the vesting date of such units be on December 5 of each of 2017 and 2019.

•
Unit Ownership Guidelines: Our general partner has established guidelines for the ownership of our common units, applicable to certain executives of the Partnership with respect to common units representing limited partnership interests in the Partnership. The applicable unit ownership guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility. Under the current guidelines, the President and Chief Executive Officer is expected to own common units having a minimum value of five times his base salary, while each of the remaining NEOs are expected to own common units having a minimum value of three times their respective base salaries. Our general partner and the Compensation Committee believe that the ownership of our common units, as reflected in these guidelines, is an important means of tying the financial risks and rewards for our executives to our total unitholder return and better aligning the interests of such executives with those of our unitholders. Any executive subject to the guidelines who has not yet met his or her respective ownership guideline must accumulate our common units until such guideline is met. Except for sales of common units in settlement of tax obligations relating to the receipt and payment of LTIP awards, such persons are prohibited from disposing of any of our common units until the applicable ownership guideline has been attained. However, those individuals who have met or exceeded their applicable ownership guideline may dispose of our common units in a manner consistent with applicable law and our policies, but only to the extent that such individual's remaining ownership of common units would continue to exceed the applicable ownership guideline.

•
Insider Trading (Including Hedging) Policy: The employees of our general partner are subject to the Sunoco Partners LLC Insider Trading Policy which, among other things, prohibits such employees from entering into short sales, or purchasing, selling, or exercising any puts, calls, or similar derivative security instruments pertaining to our common units, all of which could incentivize an employee towards engaging in overly risky behavior for short-term gains. This prohibition does not extend to unit options that may be issued in accordance with the terms of our general partner's LTIP.

•
Other Plans: During 2014, employees of our general partner, including the NEOs, participated in the following benefit plans offered by ETP or its affiliates, including certain of Sunoco, Inc.'s plans, in which our general partner was a participating employer prior to the Merger and continues to participate. Sunoco, Inc., a Pennsylvania corporation ("Sunoco"), owned our general partner prior to the Merger. In connection with the Merger, Sunoco became a wholly-owned subsidiary of ETP and its affiliates and transferred its membership interests in our general partner to ETP.

•
The Sunoco, Inc. Retirement Plan (the "SCIRP") is a qualified defined benefit plan, under which benefits are subject to Code limits for pay and amount. Under the SCIRP, the benefit for executives hired before January 1, 1987 is calculated based upon the greater of a "final average pay" formula or a "cash balance" formula, the former providing a benefit using a formula that includes final average earnings and eligible service and the latter providing a benefit based upon a percentage of earnings. Those executives hired on or after January 1, 1987 participate in the cash balance formula. Effective June 30, 2010, Sunoco froze pension benefits (including accrued and vested benefits) payable under this plan for all salaried employees, including the NEOs of our general partner who participate in this plan. On October 31, 2014, Sunoco terminated the SCIRP. Distributions of benefits from the SCIRP will be made following approval from the Internal Revenue Service ("IRS") and Pension Benefit Guaranty Corporation ("PBGC") for such termination.

•
The Sunoco, Inc. Pension Restoration Plan (the "Pension Restoration Plan") is a non-qualified, unfunded plan that provides retirement benefits that otherwise would be provided under the SCIRP, except for the Code limits. Effective June 30, 2010, Sunoco froze benefits (including accrued and vested benefits) payable under this plan for all salaried employees, including the NEOs of our general partner who participate in this plan.

•
The Energy Transfer Partners GP, L.P. 401(k) Plan (the "ETP 401(k) Plan") is a defined contribution 401(k) plan, which covers substantially all of our general partner's employees, including the NEOs. Effective January 1, 2014, the Sunoco, Inc. Capital Accumulation Plan ("SunCAP"), our prior defined contribution 401(k) plan, was merged into the ETP 401(k) Plan. Employees may elect to defer up to 100 percent of their eligible compensation after applicable taxes, as limited under the Code. The Partnership makes a matching contribution based on a rate of match equal to 100 percent of each participant's elective deferrals up to 5 percent of covered compensation. The Partnership previously made a discretionary profit sharing contribution of 7 percent of base pay (Messrs. Hennigan, Lauterbach and Chalson) or 3 percent of base pay (Ms. Shea-Ballay), subject to IRS contribution limits. Effective July 1, 2014, however, the discretionary profit sharing contribution was eliminated for all employees of our general partner with annual salaries of greater than $150,000 or with a title of Vice President or greater, including the NEOs of our general partner who participate in this plan. The amounts deferred by the participant to the ETP 401(k) Plan account are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.

•
The ETP Non-Qualified Deferred Compensation Plan (the "ETP NQDC Plan") is a deferred compensation plan, which permits eligible highly compensated employees to defer a portion of their salary and/or bonus until retirement or termination of employment or other designated distribution event. Under the ETP NQDC Plan, each year eligible employees are permitted to make an irrevocable election to defer up to 50 percent of their annual base salary, 50 percent of their quarterly non-vested unit distribution income, and/or 50 percent of their discretionary performance bonus compensation to be earned for services performed during the following year. Pursuant to the ETP NQDC Plan, the general partner may make annual discretionary matching contributions to participants' accounts; however, the general partner has not made any discretionary contributions to participants' accounts and currently has no plans to make any discretionary contributions to participants' accounts. All amounts credited under the ETP NQDC Plan (other than discretionary credits) are immediately 100 percent vested. Participant accounts are credited with deemed earnings (or losses) based on hypothetical investment fund choices made by the participants among available funds.

Participants may elect to have their accounts distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination. Participants may also elect to take lump sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change of control (as defined in the ETP NQDC Plan), all ETP NQDC Plan accounts are immediately vested in full, and participants may elect to have their accounts distributed in one lump sum payment or to retain their originally elected payment schedules.

•
The ETP Deferred Compensation Plan for Former Sunoco Executives is a deferred compensation plan established by ETP in connection with the Merger. Pursuant to his offer letter agreement with ETP effective as of October 5, 2012, in connection with the Merger (the "Offer Letter"), Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under both the Sunoco, Inc. Executive Retirement Plan ("SERP"), a non-qualified, unfunded plan that provided supplemental pension benefits over and above the benefits under the SCIRP and the Pension Restoration Plan, and the Pension Restoration Plan, in return for which, the present value ($2,789,413) of such deferred compensation benefits was credited to Mr. Hennigan's account under this plan. Mr. Hennigan is our only executive officer eligible to participate in this plan. Mr. Hennigan's account is 100 percent vested and will be distributed in one lump sum payment upon his retirement or termination of employment, or other designated distribution event, including a change of control (as defined in the plan). His account is credited with deemed earnings (or losses) based on hypothetical investment fund choices made by him among available funds.

•
Other Benefits: Employees of our general partner, including NEOs, participate in a variety of other benefits arrangements, including medical, dental, vision, life insurance, disability insurance, holidays and vacation. These benefits, which are the same for all employees of the ETE family of partnerships, are provided on an enterprise-wide basis. NEOs receive the same benefits and are responsible to pay the same premium, deductible and out-of-pocket maximums as other employees.

•
Severance and Change-in-Control Benefits: An employee, including an NEO, is an employee at will. This means that our general partner may terminate an employee's employment at any time, with or without notice, and with or without cause or reason. Upon certain terminations of employment and in the event of a change in control, certain benefits may be paid or provided to our NEOs.

The LTIP provides that, unless specified otherwise in the applicable award agreement, in the event of a qualifying termination following a change in control (as such terms are defined in the plan), all awards of restricted units or unit options automatically vest and become payable or exercisable, as the case may be. Performance-based restricted units that have been outstanding for more than one year will be paid out at the greater of the target amount, or an amount in line with our actual performance immediately prior to the change in control. Those performance-based restricted units that have been outstanding for one year or less will be paid out at the target amount. Additional information regarding the LTIP can be found under "Other Potential Post-Employment Payments" below.
As reported in a Current Report on Form 8-K on October 23, 2014, the Special Executive Severance Plan, which provided enhanced severance benefits to participating executives terminated in connection with a change in control, and the Executive Involuntary Severance Plan, which provided certain severance benefits to participating executives involuntarily terminated for reasons other than just cause, death, disability, or a change in control, were terminated in October 2014.
Our general partner has adopted the Energy Transfer Partners GP, L.P. Severance Plan (the "Severance Plan"), which provides for payment of certain severance benefits in the event of a qualifying termination (as that term is defined in the Severance Plan) to all salaried employees on a nondiscriminatory basis. In general, the Severance Plan provides payment of two weeks of annual base salary for each year or partial year of employment service with the Partnership, up to a maximum of fifty-two weeks, or one year, of annual base salary (with a minimum of four weeks of annual base salary) and up to three months of continued, subsidized group health insurance coverage under COBRA. The Severance Plan also provides that the Partnership may determine to pay benefits, in addition to those provided under the Severance Plan, based on special circumstances, which additional benefits shall be unique and non-precedent setting.

SUMMARY COMPENSATION TABLE
The Summary Compensation Table reflects the total compensation earned by each NEO in each of 2014, 2013 and 2012 (or such shorter period of time during which such individual served as an executive officer of the general partner):

Name and Principal Position	Year	Salary ($)	Unit Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3) ($)	All Other Compensation (4) ($)	Total ($)
M. J. Hennigan	2014	600,000	3,941,118	810,000	263,923	813,504	6,428,545
President and Chief	2013	574,750	5,242,400	810,000	—	336,262	6,963,412
Executive Officer	2012	539,716	6,533,065	956,174	—	292,351	8,321,306
M. Salinas, Jr. (5)	2014	n/a	457,046	n/a	n/a	37,699	494,745
Chief Financial Officer	2013	n/a	918,464	n/a	n/a	19,562	938,026
	2012	n/a	n/a	n/a	n/a	n/a	n/a
K. Shea-Ballay	2014	313,875	494,660	300,000	13,785	139,988	1,262,308
Senior Vice President,	2013	310,000	873,390	278,000	—	74,559	1,535,949
General Counsel & Secretary	2012	290,500	212,582	222,775	19,610	22,606	768,073
K. Lauterbach (6)	2014	317,419	484,752	300,000	23,462	130,043	1,255,676
Senior Vice President,	2013	313,500	873,390	283,000	489	113,900	1,584,279
Lease Acquisitions
D. Chalson (6)	2014	269,806	469,937	300,000	49,288	84,948	1,173,979
Senior Vice President,	2013	266,475	873,390	285,000	15,764	47,033	1,487,662
Operations

NOTES TO TABLE:

(1)
The amounts shown in this column reflect the aggregate grant date fair value of restricted unit awards under the LTIP, calculated in accordance with FASB ASC Topic 718. See Note 14 to our consolidated financial statements for fiscal 2014 for additional detail regarding assumptions underlying the value of these equity awards. In addition to the awards approved by the Compensation Committee at its regularly scheduled meetings in December 2014, January 2014, December 2013, January 2013, February 2012 and January 2012, the amounts shown in this column also reflect the grant of time-based units to Mr. Hennigan, effective December 5, 2012, pursuant to his Offer Letter following the Merger with ETP. Prior to the Merger, the Compensation Committee granted equity awards in January of the following year for performance during the previous year. Under the ETP compensation methodology, equity awards are granted in December of the performance year. Because of the timing of the transition to ETP's compensation methodology, the Compensation Committee continued the pre-Merger practice for the equity awards for performance during 2012 with such awards being granted in January 2013. Upon transitioning to ETP's compensation methodology, the equity awards for performance during 2013 were granted in December 2013 rather than January 2014 (which would have been the case under our pre-Merger compensation methodology). Thus, the amounts shown in this column for 2013 include equity awards granted for performance in both the 2012 (the January 2013 grants), and 2013 (the December 2013 grants) fiscal years. In fiscal 2014, the Partnership did, and going forward, it is expected to, grant equity awards only once in December of the performance year; provided that, in January 2014, the Compensation Committee approved an additional grant of restricted units to Mr. Hennigan for his performance during 2013.

(2)
The amounts shown in this column reflect (i) annual bonuses payable under the Restated ASIP for performance during 2014, which are payable on or before March 15, 2015, (ii) annual bonuses paid under the ASIP (which was replaced by the Restated ASIP in 2014) for performance during 2013, which were paid on or before March 15, 2014, and (iii) annual incentive amounts paid under the Sunoco Partners LLC Annual Incentive Plan (which was replaced by the ASIP in 2013) for performance during 2012, which were paid on or before March 15, 2013. Under the Sunoco Partners LLC Annual Incentive Plan, an individual's annual incentive payout amount was determined by multiplying: (a) the product of his or her base salary and individual incentive guideline by (b) a factor ranging from zero to 200 percent, based upon the level of attainment of specific pre-established goals.

(3)
The amounts shown in this column reflect the change in present value for all defined benefit pension plans and supplemental executive retirement plans in which the NEOs participated. Pursuant to Mr. Hennigan's Offer Letter, he waived any future rights or benefits to which he otherwise would have been entitled under both the SERP and the Pension Restoration Plan. As a consequence, the year-to-year change in actuarial present value of his pension benefits under the Sunoco plans in 2012 was negative. The year-to-year change in actuarial present value of Mr. Hennigan's and Ms. Shea-Ballay's pension benefits under the Sunoco plans for 2013 was negative because the discount rate used in the assumptions to value the lump sum pension benefit was higher in 2013 than it was in 2012. The assumed higher rate results in a lower present value of benefits. The applicable disclosure rules require the change in pension value be shown as "$0" if the actual calculation of the change in pension value is less than zero (i.e., a decrease). The decrease in pension value for Mr. Hennigan was $2,140,896 for 2012. The decrease in pension value for Mr. Hennigan and Ms. Shea-Ballay was $199,350 and $17,954, respectively, for 2013. NEOs did not have any above-market or preferential payments on deferred compensation during 2014, 2013, or 2012. During 2012, certain NEOs had deferred amounts under the Sunoco, Inc. Savings Restoration Plan (the "Savings Restoration Plan"), an excess 401(k) benefit plan available during 2012 to employees of Sunoco and its subsidiaries, including our general partner. The Savings Restoration Plan was a non-qualified deferred compensation plan available to those participants in SunCAP subject to compensation and/or contribution limitations under the Code. Participants were able to contribute amounts in excess of the applicable Code limits, up to five percent of base salary. Effective as of December 31, 2012, the Savings Restoration Plan was terminated, amounts outstanding in participant accounts were liquidated, and the participating employees who were affected by the plan's termination received the cash value of their outstanding account balances from Sunoco. Mr. Hennigan received payment of his outstanding cash balance at December 31, 2012. Ms. Shea-Ballay received payment of her outstanding cash balance at February 2013.

(4)	The table below shows the components of this column for 2014:

Name	Year	Company Contribution Under Defined Contribution Plan (a) ($)	Perquisites > $10,000 ($)	Distribution Equivalent Rights Payments (b) ($)	Total ($)
M. J. Hennigan	2014	27,192	—	786,312	813,504
M. Salinas, Jr.	2014	n/a	n/a	37,699	37,699
K. Shea-Ballay	2014	15,667	—	124,321	139,988
K. Lauterbach	2014	20,961	—	109,082	130,043
D. Chalson	2014	16,783	—	68,165	84,948

(a)
During 2014, our general partner was a participating employer in the ETP 401(k) Plan, which makes a matching contribution based on a rate of match equal to 100 percent of each participant's elective deferrals up to 5 percent of covered compensation. The general partner also made a discretionary profit sharing contribution of 7 percent of base pay (Messrs. Hennigan, Lauterbach and Chalson) or 3 percent of base pay (Ms. Shea-Ballay), subject to IRS contribution limits. Effective July 1, 2014, however, the discretionary profit sharing contribution was eliminated for all employees of our general partner with yearly salaries of greater than $150,000 or with a title of Vice President or greater, including the NEOs of our general partner who participate in this plan.

(b)
The amounts shown in this column reflect the cash payments made to each NEO during 2014, which were equal to each cash distribution per common unit made by us on our common units during 2014, with respect to each common unit subject to a restricted unit held by such NEO that has not either vested or been forfeited.

(5)
Mr. Salinas is the Chief Financial Officer of the general partner of ETP, which determines the components of his compensation, including salary, long-term incentive awards and annual bonus. We have no control over this compensation determination process. However, our general partner's Compensation Committee granted equity awards, representing 33 percent of Mr. Salinas' total long-term incentive compensation, to Mr. Salinas in December 2014, December 2013 and January 2013 in recognition of his services to us. Mr. Salinas did not receive separate compensation for his services to us as Chief Financial Officer of our general partner during 2012.

(6)	Compensation information for only fiscal years 2014 and 2013 is provided for the employees of our general partner who were not NEOs in fiscal year 2012.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth the grants of plan-based awards to NEOs in 2014:

Name	Grant Date (1)	All Other Unit Awards: Number of Units (2) (3) (#)	Grant Date Fair Value of Unit Awards ($)
M. J. Hennigan	12/5/2014	74,043	3,561,468
President and Chief Executive Officer	1/29/2014	10,000	379,650
M. Salinas, Jr.	12/5/2014	9,502	457,046
Chief Financial Officer		—	—
K. Shea-Ballay	12/5/2014	10,284	494,660
Senior Vice President, General Counsel & Secretary		—	—
K. Lauterbach	12/5/2014	10,078	484,752
Senior Vice President, Lease Acquisitions		—	—
D. Chalson	12/5/2014	9,770	469,937
Senior Vice President, Operations		—	—

NOTES TO TABLE:

(1)	The restricted unit awards vest as follows:

•	60 percent in December 2016 and the remaining 40 percent in December 2018 for Mr. Hennigan's award granted in January 2014; and

•	60 percent in December 2017 and the remaining 40 percent in December 2019 for awards granted in December 2014.

(2)
Reflects the grant date fair value of restricted unit awards granted under the LTIP during fiscal 2014, computed in accordance with FASB ASC Topic 718. See Note 14 to our consolidated financial statements for fiscal 2014 for additional detail regarding assumptions underlying the value of these equity awards.

(3)
Prior to the Merger, the Compensation Committee granted equity awards in January of the following year for performance during the previous year. Under the ETP compensation methodology, equity awards are granted in December of the performance year. Upon transitioning to ETP's compensation methodology, the equity awards for performance during 2013 were granted in December 2013 rather than January 2014 (which would have been the case under our pre-Merger compensation methodology); provided that, in January 2014, the Compensation Committee approved one additional grant of restricted units to Mr. Hennigan for his performance during 2013.

Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above can be found in the CD&A that precedes these tables.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides information concerning the unvested and outstanding equity awards to each current NEO as of December 31, 2014:

Name		Unit Awards
	Grant Date (1)	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested (2) ($)
M. J. Hennigan	12/5/2014	74,043	3,093,517
President and Chief Executive Officer	1/29/2014	10,000	417,800
	12/5/2013	87,400	3,651,572
	1/24/2013	48,000	2,005,440
	12/5/2012	108,000	4,512,240
M. Salinas, Jr.	12/5/2014	9,502	396,994
Chief Financial Officer	12/5/2013	13,100	547,318
	1/24/2013	9,998	417,716
K. Shea-Ballay	12/5/2014	10,284	429,666
Senior Vice President, General Counsel & Secretary	12/5/2013	14,000	584,920
	1/24/2013	8,400	350,952
K. Lauterbach	12/5/2014	10,078	421,059
Senior Vice President, Lease Acquisitions	12/5/2013	14,000	584,920
	1/24/2013	8,400	350,952
	7/24/2012	58,520	2,444,966
D. Chalson	12/5/2014	9,770	408,191
Senior Vice President, Operations	12/5/2013	14,000	584,920
	1/24/2013	8,400	350,952

NOTES TO TABLE:

(1)	The restricted unit awards vest as follows:

•	100 percent in July 2015 for Mr. Lauterbach's award granted in July 2012;

•	ratably in December of each year through 2017 for Mr. Hennigan's awards granted in December 2012;

•	ratably in December of each year through 2017 for awards granted in January 2013;

•	60 percent in December 2016 and the remaining 40 percent in December 2018 for awards granted in December 2013;

•	60 percent in December 2016 and the remaining 40 percent in December 2018 for Mr. Hennigan's award granted in January 2014; and

•	60 percent in December 2017 and the remaining 40 percent in December 2019 for awards granted in December 2014.

(2)
The market value or payout value of the unearned restricted units is equal to the closing price of our common units on December 31, 2014 of $41.78, multiplied by the number of restricted units outstanding. The amounts shown in this column do not include amounts for related distribution equivalents that could be included in the payout. See "Other Potential Post-Employment Payments" for a discussion of the treatment of these awards under certain termination events, or in the event of a change in control.

OPTION EXERCISES AND UNITS VESTED
The following table provides information concerning the vesting in 2014 of certain restricted units, previously awarded under the LTIP to the NEOs:

Name	Unit Awards
	Number of Units Acquired on Vesting (1) (#)	Value Realized on Vesting (2) ($)
M. J. Hennigan	267,202	11,667,827
President and Chief Executive Officer
M. Salinas, Jr.	3,334	160,165
Chief Financial Officer
K. Shea-Ballay	27,408	1,161,158
Senior Vice President, General Counsel & Secretary
K. Lauterbach	24,324	1,032,493
Senior Vice President, Lease Acquisitions
D. Chalson	11,084	480,120
Senior Vice President, Operations

NOTES TO TABLE:

(1)
The amounts shown in this column reflect the vesting and payout, in the form of our common units, of LTIP grants during 2014. For the performance-based restricted units, the number of common units to be paid out was determined by multiplying the target number of such restricted units by the applicable performance factor (200 percent).

(2)
Value realized on vesting was determined by multiplying the number of common units to be issued upon vesting by the closing market price of our common units on the date prior to the vesting date. These amounts do not reflect the value of units withheld by our general partner to satisfy tax withholding obligations.

PENSION BENEFITS
Our general partner is a participating employer in certain Sunoco pension and retirement plans. Our NEOs are eligible to participate in such plans. The table below shows the estimated annual retirement benefits payable to a covered executive based upon the final average pay formula or the cash balance formula, as applicable, of the SCIRP and the Pension Restoration Plan. Executives who participate in these plans may elect to receive their accrued benefits in the form of either a lump sum or an annuity upon retirement/termination. The estimates shown in the table below assume that benefits are received in the form of a single lump sum at retirement. Effective June 30, 2010, Sunoco froze pension benefits for all salaried and many non-union employees. This freeze also applies to the NEOs. On October 31, 2014, Sunoco terminated the SCIRP. Distributions of benefits from the SCIRP will be made following approval from the IRS and PBGC for such termination.

Name	Plan	Number of Years Credited Service (1) (#)	Present Value of Accumulated Benefit Year-end 2014 (2) ($)	Payments During Last Fiscal Year ($)
M. J. Hennigan (3)	SCIRP (Qualified)	27.93	1,463,899	—
President and Chief Executive Officer	Pension Restoration	27.93	—	—
M. Salinas, Jr. (4)	SCIRP (Qualified)	n/a	n/a	n/a
Chief Financial Officer	Pension Restoration	n/a	n/a	n/a
K. Shea-Ballay	SCIRP (Qualified)	5.19	157,833	—
Senior Vice President, General Counsel & Secretary	Pension Restoration	5.19	12,314	—
K. Lauterbach	SCIRP (Qualified)	12.73	251,025	—
Senior Vice President, Lease Acquisitions	Pension Restoration	12.73	—	—
D. Chalson	SCIRP (Qualified)	24.18	513,572	—
Senior Vice President, Operations	Pension Restoration	24.18	11,312	—

NOTES TO TABLE:

(1)	Credited years of service reflect actual plan service with the general partner, including years of service credited with Sunoco prior to employment with our general partner.

(2)
Because the SCIRP was terminated on October 31, 2014 (awaiting regulatory approval to distribute assets) the actuarial present values have been calculated differently for 2014 relative to prior years. The assumptions used for measuring the actuarial present values are consistent with the assumptions used to value benefit obligations for the SCIRP for purposes of year-end reporting. The primary assumptions are described below:

•	NEOs benefitting from the SCIRP's final average pay formula (Mr. Hennigan):

◦	It is assumed that each NEO has a 90 percent probability of electing a lump sum at December 1, 2015 as part of the plan termination.

◦	The assumptions used to convert annual benefits to a lump sum are the same that would be used to pay lump sums in the first quarter of 2015 (the latest known assumptions). Specifically,

▪	The mortality assumption defined by IRC 417(e) for lump sums paid in 2015; and

▪
The lump sum segment rates defined by IRC 417(e) for November 2014 (1.40 percent for payments made in the first 5 years, 3.88 percent for payments made in years 6 to 20, and 4.96 percent for payments made after year 20).

◦	The lump sums were discounted from December 1, 2015 to December 31, 2014 using a discount rate of 4.31 percent with no mortality assumption.

◦
It is assumed that each NEO has a 10 percent probability of foregoing the lump sum offer and the plan sponsor will transfer their benefits to an insurance company. The present values of the benefits to be transferred to an insurance company were based on the following information:

▪	A discount rate of 4.31 percent;

▪	A mortality assumption of RP-2000 with no collar or amounts adjustments projected with Scale BB; and

▪	An insurance company premium of 47.5 percent to account for more conservative assumptions which would be used by the insurance company and an allowance for profit.

◦	Benefits for each NEO reflect the estimated value of the free 50 percent joint and survivor benefits payable to the NEO's spouse upon death of the NEO.

•	NEOs benefitting from the SCIRP's cash balance formula (Ms. Shea-Ballay and Messrs. Chalson and Lauterbach)

◦	It is assumed that each NEO has an 85 percent probability of electing a lump sum at December 1, 2015 as part of the plan termination.

◦	The cash balance accounts were discounted from December 1, 2015 to December 31, 2014 using a discount rate of 4.22 percent with no mortality assumption.

◦
It is assumed that each NEO has a 15 percent probability of foregoing the lump sum offer and the plan sponsor will transfer their benefits to an insurance company. The present values of the benefits to be transferred to an insurance company were based on the following information:

▪	A discount rate of 4.22 percent;

▪	No pre-retirement mortality; and

▪	An insurance company premium of 37.5 percent to account for more conservative assumptions which would be used by the insurance company and an allowance for profit.
The Pension Restoration benefits for Ms. Shea-Ballay and Mr. Chalson are assumed to be payable at ages 60 and 64, respectively, and were discounted to December 31, 2014 using a rate of 4.22 percent with no pre-retirement mortality.
Actual benefit present values will vary from these estimates depending on many factors, including a NEO's actual retirement age, interest rate movements and regulatory changes.

(3)
Pursuant to his Offer Letter, Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under both the SERP and the Pension Restoration Plan, in return for which, the present value ($2,789,413) of such deferred compensation benefits was credited to the ETP Deferred Compensation Plan for Former Sunoco Executives.

(4)	Mr. Salinas is employed by ETP's general partner and does not participate in any of the Sunoco pension benefit plans.
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

•
The (A) portion of the benefit is reduced by 5/12 percent for each month that retirement precedes age 60 (down to age 55), with the early retirement benefit at age 55 being 75 percent of the unreduced benefit. The (B) portion of the benefit is reduced by 7/12 percent for each month that retirement precedes age 65 and an additional 7/24 percent for each month that retirement precedes age 60, with the reduction at age 55 being 47.5 percent of the unreduced benefit.

(2)	Career Pay (cash balance) formula

•	The retirement benefit is expressed as an account balance, comprised of pay credits and indexing adjustments.

•
Pay credits equal 7 percent of pay for the year, up to the Social Security (FICA) Wage Base ($110,100 in 2012, $113,700 in 2013 and $117,000 in 2014) plus 12 percent of pay that exceeds the Wage Base for the year.

•
The indexing adjustment equals the account balance at the end of each month multiplied by the monthly change in the All-Urban Consumer Price Index, plus 0.17 percent. However, if in any month the adjustment would be negative, the adjustment would be zero for such month. Beginning November 1, 2014, the indexing adjustment is fixed at 4.22 percent annually.

For employees, including NEOs, hired before January 1, 1987 (Mr. Hennigan), the benefits under the SCIRP are the greater of the Final Average Pay or Career Pay formula benefits. For employees, including NEOs, hired on or after January 1, 1987 (Ms. Shea-Ballay and Messrs. Lauterbach and Chalson), retirement benefits are calculated under the Career Pay formula only. An employee may retire at the Normal Retirement Age of 65, or may retire as early as age 55 with 10 years of service. All employees of our general partner, including our NEOs who are participants in the SCIRP, are 100 percent vested in their benefits. Messrs. Hennigan, Lauterbach and Chalson are each eligible for early retirement under the SCIRP. On October 31, 2014, Sunoco terminated the SCIRP. Distributions of benefits from the SCIRP will be made following approval from the IRS and PBGC for such termination.
The normal form of benefit under the SCIRP is an annuity for the life of the employee, with 50 percent of that annuity paid for the life of the employee's surviving spouse (50 percent Joint and Survivor Benefit). This 50 percent Joint and Survivor benefit is free for participants who benefit under the Final Average Pay formula, but the participant's monthly annuity is reduced actuarially for those who benefit under the Career Pay formula. Other forms of payment are also offered such as a lump sum and other annuity options. Under the Career Pay formula, the lump sum is equal to the value of the employee's account, and under the Final Average Pay formula, the lump sum is the actuarial equivalent of the annuity benefit, based on IRS prescribed interest rates and mortality tables.
The SCIRP is subject to qualified plan Code limits on the amount of annual benefit that may be paid, and on the amount of compensation that may be taken into account in calculating retirement benefits, under the plan. The limits on annual compensation that could be considered in calculating benefits in 2012, 2013 and 2014 were $250,000, $255,000 and $260,000, respectively. Benefits in excess of those permitted under the statutory limits are paid from the Pension Restoration Plan, as described below.
The amounts presented in the table above are actuarial present values based on accrued annual benefits, using pay and benefit service through June 30, 2010.
If the benefit is paid in a lump sum, the actual amount distributed would vary from the amount provided in the table depending on the actual interest rate and the mortality assumptions used to calculate the distribution at the time of retirement. The mortality table and interest rates to be used in determining a lump sum are set in accordance with the Pension Protection Act of 2006.
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
 Pursuant to his Offer Letter, Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under the SERP and the Pension Restoration Plan, in return for which, the present value ($2,789,413) of such deferred compensation benefits was credited to the ETP Deferred Compensation Plan for Former Sunoco Executives.

NONQUALIFIED DEFERRED COMPENSATION
ETP Non-Qualified Deferred Compensation Plan
The following table provides the voluntary salary deferrals made by the NEOs in 2014 under the ETP NQDC Plan, a deferred compensation plan that permits eligible highly compensated employees to defer a portion of their salary and/or bonus until retirement, or termination of employment or other designated distribution event. Under the ETP NQDC Plan, each year eligible employees are permitted to make an irrevocable election to defer up to 50 percent of their annual base salary, 50 percent of their quarterly non-vested unit distribution income, and/or 50 percent of their discretionary performance bonus compensation to be earned for services performed during the following year. Pursuant to the ETP NQDC Plan, the general partner may make annual discretionary matching contributions to participants' accounts; however, the general partner has not made any discretionary contributions to participants' accounts and currently has no plans to make any discretionary contributions to participants' accounts. All amounts credited under the ETP NQDC Plan (other than discretionary credits) are immediately 100 percent vested. Participant accounts are credited with deemed earnings (or losses) based on hypothetical investment fund choices made by the participants among available funds.

Name	Executive Contributions in 2014 ($)	Registrant Contributions in 2014 ($)	Aggregate Earnings in 2014 (1) ($)	Aggregate Withdrawals/ Distributions in 2014 ($)	Aggregate Balance at December 31, 2014 ($)
M. J. Hennigan	—	—	—	—	—
President and Chief Executive Officer
M. Salinas, Jr.	n/a	n/a	n/a	n/a	n/a
Chief Financial Officer
K. Shea-Ballay	—	—	—	—	—
Senior Vice President, General Counsel
& Secretary
K. Lauterbach	—	—	—	—	—
Senior Vice President, Lease Acquisitions
D. Chalson	121,250	—	11,792	—	186,993
Senior Vice President, Operations

NOTES TO TABLE:

(1)	These amounts reflect the net gains (losses) attributable to the investment funds in which the NEOs are deemed to have chosen to invest their contributions under the ETP NQDC Plan.

ETP Deferred Compensation Plan for Former Sunoco Executives
The following table includes deferred compensation provided to the NEOs in 2014 under the ETP Deferred Compensation Plan for Former Sunoco Executives, a deferred compensation plan established by ETP in connection with the Merger. Pursuant to his Offer Letter, Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under both the SERP and the Pension Restoration Plan, in return for which, the present value ($2,789,413) of such deferred compensation benefits was credited to Mr. Hennigan's account under this plan. Mr. Hennigan is our only executive officer eligible to participate in this plan. Mr. Hennigan's account is credited with deemed earnings (or losses) based on hypothetical investment fund choices made by him among available funds.

Name	Executive Contributions in 2014 ($)	Registrant Contributions in 2014 ($)	Aggregate Earnings in 2014 (1) ($)	Aggregate Withdrawals/ Distributions in 2014 ($)	Aggregate Balance at December 31, 2014 ($)
M. J. Hennigan	—	—	185,985	—	3,462,173
President and Chief Executive Officer
M. Salinas, Jr.	n/a	n/a	n/a	n/a	n/a
Chief Financial Officer
K. Shea-Ballay	—	—	—	—	—
Senior Vice President, General Counsel
& Secretary
K. Lauterbach	—	—	—	—	—
Senior Vice President, Lease Acquisitions
D. Chalson	—	—	—	—	—
Senior Vice President, Operations

 NOTES TO TABLE:

(1)
These amounts reflect the net gains (losses) attributable to the investment funds in which the NEOs are deemed to have chosen to invest their contributions under the ETP Deferred Compensation Plan for Former Sunoco Executives.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS
Certain plans, as described below, provide for payments of benefits to the NEOs in connection with termination, or separation from employment, retirement, or a change in control of our general partner. The actual amounts paid can be determined only at the time of such NEO's separation from employment with our general partner. The following describes the benefits that the NEOs would receive if such an event occurred. Mr. Salinas is employed by the general partner of ETP, and he does not participate in the retirement, severance, or termination plans either of Sunoco or of our general partner.

•
Retirement: The benefits paid to the NEOs upon retirement are described above in the section entitled "Pension Benefits." Under the LTIP, if an NEO is eligible for retirement, outstanding performance-based restricted units would continue to vest, and would pay out, along with the accompanying DERs, if the performance measures are met. Outstanding time-based restricted units would be forfeited.

•	Voluntary Termination: An NEO who resigns and leaves voluntarily, would receive the following benefits:

•
SCIRP/Pension Restoration Plan: Retirement eligible NEOs hired prior to January 1, 1987 (Mr. Hennigan) would receive benefits based upon the greater of the Final Average Pay formula or the Career Pay formula (as described below) of the SCIRP, which is a qualified defined benefit retirement plan. Effective January 1, 1987, for employees hired on or subsequent to that date, the SCIRP was converted from a final average pay plan to a cash balance pension plan. SCIRP benefits for NEOs hired after this conversion (Ms. Shea-Ballay and Messrs. Lauterbach and Chalson) are calculated using the Career Pay formula, based on a percentage of pay each year and an indexing adjustment. Normal retirement age under the SCIRP is 65 years. To the extent that the amount payable exceeds the maximum amount that may be paid under the SCIRP, the remaining amount would be paid under the Pension Restoration Plan. Effective June 30, 2010, Sunoco froze pension benefits for all salaried and many non-union employees. This freeze also applies to the NEOs.

•	Vacation Benefits: Each NEO would be entitled to receive payment for his or her accrued vacation, which benefit is generally provided to active employees of the Partnership's general partner.

•	Involuntary Termination-For Cause: An NEO who is terminated for cause would receive the following:

•
SCIRP/Pension Restoration Plan: Benefits accrued under the SCIRP and Pension Restoration Plan would be paid according to the terms of those plans applicable to terminated or retirement eligible employees, as described in the Voluntary Termination section above.

•	Vacation Benefits: Each NEO would receive payment for his or her accrued vacation, which benefit is generally provided to active employees of the Partnership's general partner.

•	Involuntary Termination-Not for Cause: An NEO who is terminated not for cause would receive the following:

•
Severance Plan: The Severance Plan provides payment of two weeks of annual base salary for each year or partial year of employment service with the Partnership up to a maximum of fifty-two weeks or one year of annual base salary (with a minimum of four weeks of annual base salary) and up to three months of continued, subsidized group health insurance coverage under COBRA. The Severance Plan also provides that the Partnership may determine to pay benefits in addition to those provided under the Severance Plan based on special circumstances, which additional benefits shall be unique and non-precedent setting. The Severance Plan is available to all salaried employees on a nondiscriminatory basis.

•
SCIRP/Pension Restoration Plan: NEOs hired prior to January 1, 1987 (Mr. Hennigan) would receive benefits based upon the greater of the Final Average Pay formula or the Career Pay formula of the SCIRP. SCIRP benefits for NEOs hired on or after the January 1, 1987 conversion of SCIRP from a final average pay plan to a cash balance pension plan (Ms. Shea-Ballay and Messrs. Lauterbach and Chalson) are calculated using the Career Pay formula. To the extent that the amount payable exceeds the amount available under the SCIRP, the remaining amount would be paid under the Pension Restoration Plan. There are no provisions in either plan that provide for additional benefits under an involuntary termination. The benefit would be the same as it would be under a voluntary termination.

•	LTIP: Outstanding performance-based and time-based restricted units would be forfeited unless specified in the applicable award agreement.

•	Involuntary Termination-Change of Control

•
Severance Plan: Severance payments and continued, subsidized group health insurance coverage under COBRA would be paid according to the terms of the Severance Plan, as described in the Involuntary Termination-Not for Cause section above.

•
SCIRP: In the event of a change of control, the benefits of a participant whose employment began before September 5, 2001, and who is terminated (as defined in the plan) following a change in control, become 100 percent vested and are increased as follows:

•
Final Average Pay formula. A participant's service is increased by three years, subject to reduction for service for each completed month after the change in control. Final Average Pay will be the greater of: (A) the regularly determined Final Average Pay, (B) Final Average Pay based on earnings of the full month preceding the change in control, or (C) Final Average Pay based on earnings for the month preceding the termination of employment. For purposes of (B) and (C) monthly earnings will include base pay and 1/12 of the annual bonus target under the Restated ASIP.

•
Career Pay (cash balance) formula. A participant's service is increased by three years, subject to reduction for service after the change in control. In the month of termination, a participant's Career Pay Earnings are increased by an amount equal to 36 months less the number of months worked after the Change in Control, times the greater of Career Pay Earnings for: (A) the month preceding termination or (B) the month preceding the change in control. For purposes of (A) and (B) monthly earnings will include base pay and 1/12 of the annual bonus target under the Restated ASIP.

•
LTIP: Unless specified otherwise in the applicable award agreement, if a change in control occurs, there is a "double trigger" mechanism, requiring both a change in control and a qualifying termination of employment (as defined in the plan) following such change in control, to trigger the payment of outstanding performance-based restricted units, time-based restricted units and accompanying DERs. Performance-based restricted units that have been outstanding for more than one year will be paid out at the greater of target or in amount in line with actual performance results. Performance-based restricted units that have been outstanding for less than one year will be paid out at target. Restricted units may be paid out in cash, or in common units, as determined by our general partner's Compensation Committee.

•	Death: In the case of death, an NEO's beneficiary(ies) or estate would receive the following benefits:

•	Insurance:

•	Life insurance benefits equal to one and one-half times base compensation up to a maximum of $750,000 plus any supplemental life insurance elected and paid for by the NEO.

•	Accidental death and dismemberment (AD&D) insurance in the same amount as the life insurance benefits described above would be payable in the event of accidental death.

•
If the NEO is married and retirement-eligible at the time of death, medical coverage would be available to his or her spouse on the same basis as other surviving spouses of retirement-eligible employees. If not retirement-eligible at death, coverage for the spouse would be available for a period that is consistent with the requirements of COBRA continuation coverage.

These benefits are fully insured, and there is no cost to the Partnership upon death. The cost to the Partnership is the premium payments made on the executive's behalf, which premium payments are available to all salaried employees on a nondiscriminatory basis and thus are not reflected in the Summary Compensation Table above.

•	SCIRP/Pension Restoration Plan:

•
With respect to an NEO who is eligible for Final Average Pay formula benefits under SCIRP (Mr. Hennigan), his or her spouse would receive the greater of: (A) 50 percent of the benefit under the Final Average Pay formula, or (B) 100 percent of the benefit accrued under the Career Earnings Formula. A non-married NEO's beneficiary(ies) or estate would receive 100 percent of the benefit accrued under the Career Earnings Formula. This benefit is the same for all similarly situated employees.

•
With respect to an NEO that is eligible for Career Pay Formula benefits only under SCIRP (Ms. Shea-Ballay and Messrs. Lauterbach and Chalson), a married or non-married NEO's spouse, beneficiary(ies) or estate would receive 100 percent of the benefit accrued under the Career Earnings Formula. This benefit is the same for all similarly situated employees.

•
For all NEOs, to the extent that the amount payable under SCIRP exceeds the amount available due to Code limits, the remaining amount would be paid under the Pension Restoration Plan at the employee's death.

•
LTIP: Under the LTIP, all unvested performance-based restricted units would continue to vest, and, along with the accompanying DERs, would pay out at the end of the respective performance periods to the NEO's beneficiary(ies) or estate if the applicable performance measures are met. Outstanding time-based restricted units would be forfeited unless specified in the applicable award agreement.

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

•
An NEO would receive benefits, including Social Security, up to 60 percent of total monthly compensation or $10,000 per month, whichever is less, under Sunoco's long-term disability plan. These benefits are fully insured, and there is no cost to the Partnership upon disability. The cost to the Partnership is the premium payments made on the executive's behalf, which premium payments are available to all salaried employees on a nondiscriminatory basis.

•
The Executive Long Term Disability Plan ("ELTD") provides salary replacement benefits to executives, who become eligible before age 60, at the Senior Vice President level or higher. To participate, an executive must make an affirmative election during the biannual open enrollment. The ELTD pays benefits if the participant is deemed to be disabled, as defined by the ELTD, by the general partner's disability plan administrator. The ELTD provides salary replacement benefits (up to $7,500 per month) that are in addition to the long-term disability plan benefit stated above. While the cost of the ELTD is paid entirely by the Partnership, the executive has the option under the ELTD to increase his or her coverage by an additional $2,500 per month. This additional benefit is available to participants who pay the full cost of the supplemental benefit. In 2014, of the NEOs, only Mr. Chalson was a participant in Partnership-paid benefit level of the ELTD. No NEO was a participant in the employee-paid benefit level. These benefits are fully insured, and there is no cost to the Partnership upon disability. The cost to the Partnership is the premium payments made on the executive's behalf.

•
LTIP: Under the LTIP all unvested performance-based restricted units would continue to vest, and along with the accompanying DERs, will pay out at the end of the respective performance periods if the applicable performance measures are met. Unless specified otherwise in the applicable award agreement (for instance, providing for immediate vesting), all unvested time-based restricted units will be paid out as awarded in the event of permanent disability.

Except for Mr. Salinas (as explained above), the tables on the following pages reflect the estimated potential compensation and benefits for the NEOs under various scenarios involving a termination of employment. These amounts are estimates of the amounts that would be paid to the NEOs and the actual amounts paid can only be determined at the time of an NEO's termination of employment. These estimates are based on the following assumptions:

•	the applicable provisions in the agreements and arrangements governing the NEOs' benefits and payment which are summarized in the section entitled "Other Potential Post-Employment Payments";

•	the triggering event occurred on December 31, 2014;

•	the transaction price per Partnership unit is $41.78, which was the price at the close on December 31, 2014;

•	pension lump-sum values are based on applicable segment interest rates under the Pension Protection Act of 2006;

•	health and welfare benefits are included, where applicable, at the estimated value of the continuation of these benefits; and

•	each NEO has exhausted all available vacation benefits as of December 31, 2014.

Sunoco Logistics Partners L.P.
Other Potential Post-Employment Payments as of December 31, 2014
Michael J. Hennigan
President and Chief Executive Officer

Type of Benefit	Voluntary Termination ($)	Death ($)	Disability ($)	Termination for Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Cash Severance
Base Salary (1)	—	—	—	—	600,000	600,000
Additional Pension Benefits	—	—	—	—	—	127,954
Restricted Units (2)
12/5/2014 Grant (3)	—	3,093,517	3,093,517	—	3,093,517	3,093,517
1/29/2014 Grant	—	—	432,062	—	—	432,062
12/5/2013 Grant	—	—	3,776,222	—	—	3,776,222
1/24/2013 Grant	—	—	2,130,240	—	—	2,130,240
12/5/2012 Grant (4)	—	4,793,040	4,793,040	—	4,793,040	4,793,040
Total Restricted Units	—	7,886,557	14,225,081	—	7,886,557	14,225,081
Other Benefits
Health & Welfare (5)	—	—	—	—	4,120	4,120
TOTAL	—	7,886,557	14,225,081	—	8,490,677	14,957,155

 NOTES TO TABLE:

(1)	Consists of two weeks of base pay for each full or partial year of service, up to the maximum severance benefit in an amount that is equal to fifty-two weeks.

(2)
Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $41.78 (closing price of the Partnership on December 31, 2014). Values include unvested/unearned DERs of accelerated vesting of unit ownership.

(3)	Mr. Hennigan's award agreement for restricted units granted in December 2014 provides for vesting immediately upon death, disability and involuntary not for cause termination.

(4)	Mr. Hennigan's October 5, 2012 Offer Letter provides for vesting of the restricted units granted in December 2012 immediately upon death, disability and involuntary not-for-cause termination.

(5)	Reflects group health insurance coverage for a period of three months.

Sunoco Logistics Partners L.P.
Other Potential Post-Employment Payments as of December 31, 2014
Martin Salinas, Jr. (1)
Chief Financial Officer

Type of Benefit	Voluntary Termination ($)	Death ($)	Disability ($)	Termination for Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Restricted Units (2)
12/5/2014 Grant (3)	—	396,994	396,994	—	—	396,994
12/5/2013 Grant	—	—	566,001	—	—	566,001
1/24/2013 Grant	—	—	443,800	—	—	443,800
Total Restricted Units	—	396,994	1,406,795	—	—	1,406,795
TOTAL	—	396,994	1,406,795	—	—	1,406,795

NOTES TO TABLE:

(1)	Mr. Salinas currently serves as Chief Financial Officer of ETP. Severance benefits for Mr. Salinas would be paid by ETP.

(2)
Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $41.78 (closing price of the Partnership on December 31, 2014). Values include unvested/unearned DERs of accelerated vesting of unit ownership.

(3)	Mr. Salinas' award agreement for restricted units granted in December 2014 provides for vesting immediately upon death and disability.

Sunoco Logistics Partners L.P.
Other Potential Post-Employment Payments as of December 31, 2014
Kathleen Shea-Ballay
Senior Vice President, General Counsel and Secretary

Type of Benefit	Voluntary Termination ($)	Death ($)	Disability ($)	Termination for Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Cash Severance
Base Salary (1)	—	—	—	—	122,212	122,212
Restricted Units (2)
12/5/2014 Grant (3)	—	429,666	429,666	—	—	429,666
12/5/2013 Grant	—	—	604,887	—	—	604,887
1/24/2013 Grant	—	—	372,792	—	—	372,792
Total Restricted Units	—	429,666	1,407,345	—	—	1,407,345
Other Benefits
Health & Welfare (4)	—	—	—	—	4,054	4,054
TOTAL	—	429,666	1,407,345	—	126,266	1,533,611

NOTES TO TABLE:

(1)	Consists of two weeks of base pay for each full or partial year of service, up to the maximum severance benefit in an amount that is equal to fifty-two weeks.

(2)
Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $41.78 (closing price of the Partnership on December 31, 2014). Values include unvested/unearned DERs of accelerated vesting of unit ownership.

(3)	Ms. Shea Ballay's award agreement for restricted units granted in December 2014 provides for vesting immediately upon death and disability.

(4)	Reflects group health insurance coverage for a period of three months.

Sunoco Logistics Partners L.P.
Other Potential Post-Employment Payments as of December 31, 2014
Kurt Lauterbach
Senior Vice President, Lease Acquisitions

Type of Benefit	Voluntary Termination ($)	Death ($)	Disability ($)	Termination for Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Cash Severance
Base Salary (1)	—	—	—	—	222,464	222,464
Additional Pension Benefits	—	—	—	—	—	219,729
Restricted Units (2)
12/5/2014 Grant (3)	—	421,059	421,059	—	—	421,059
12/5/2013 Grant	—	—	604,887	—	—	604,887
1/24/2013 Grant	—	—	372,792	—	—	372,792
7/24/2012 Grant (4)	—	2,626,015	2,626,015	—	—	2,626,015
Total Restricted Units	—	3,047,074	4,024,753	—	—	4,024,753
Other Benefits
Health & Welfare (5)	—	—	—	—	2,876	2,876
TOTAL	—	3,047,074	4,024,753	—	225,340	4,469,822

NOTES TO TABLE:

(1)	Consists of two weeks of base pay for each full or partial year of service, up to the maximum severance benefit in an amount that is equal to fifty-two weeks.

(2)
Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $41.78 (closing price of the Partnership on December 31, 2014). Values include unvested/unearned DERs of accelerated vesting of unit ownership.

(3)	Mr. Lauterbach's award agreement for restricted units granted in December 2014 provides for vesting immediately upon death and disability.

(4)
Pursuant to the terms of Mr. Lauterbach's award agreement for restricted units granted in July 2012, in the event of his death or disability, Mr. Lauterbach's restricted units will continue to vest and pay out.

(5)	Reflects group health insurance coverage for a period of three months.

Sunoco Logistics Partners L.P.
Other Potential Post-Employment Payments as of December 31, 2014

David R. Chalson
Senior Vice President, Operations

Type of Benefit	Voluntary Termination ($)	Death ($)	Disability ($)	Termination for Cause ($)	Involuntary Termination Not for Cause ($)	Change in Control ($)
Cash Severance
Base Salary (1)	—	—	—	—	273,137	273,137
Additional Pension Benefits	—	—	—	—	—	185,892
Restricted Units (2)
12/5/2014 Grant (3)	—	408,191	408,191	—	—	408,191
12/5/2013 Grant	—	—	604,887	—	—	604,887
1/24/2013 Grant	—	—	372,792	—	—	372,792
Total Restricted Units	—	408,191	1,385,870	—	—	1,385,870
Other Benefits
Health & Welfare (4)	—	—	—	—	2,876	2,876
TOTAL	—	408,191	1,385,870	—	276,013	1,847,775

NOTES TO TABLE:

(1)	Consists of two weeks of base pay for each full or partial year of service, up to the maximum severance benefit in an amount that is equal to fifty-two weeks.

(2)
Reflects intrinsic values of accelerated vesting of equity awards at an assumed closing price of $41.78 (closing price of the Partnership on December 31, 2014). Values include unvested/unearned DERs of accelerated vesting of unit ownership.

(3)	Mr. Chalson's award agreement for restricted units granted in December 2014 provides for vesting immediately upon death and disability.

(4)	Reflects group health insurance coverage for a period of three months.

DIRECTOR COMPENSATION
Compensation Philosophy: The Board believes that the compensation program for independent directors should be designed to attract experienced and highly qualified individuals; provide appropriate compensation for their commitment and contributions to us and our unitholders; and align the interests of the independent directors and unitholders. The Board may engage a third-party compensation consultant to benchmark director compensation against other pipeline companies, and general industry, and to provide advice regarding "best practices" and trends in director compensation. Independent directors are compensated partly in cash and partly in restricted units, representing limited partnership interests in us. Currently, except as described below with respect to grants of restricted units under the LTIP to Messrs. McCrea, Welch and Mason, directors who are also employees of our general partner, or its affiliates, receive no additional compensation for service on the general partner's Board or any committees of the Board. As such, those officers, except for Messrs. McCrea, Welch and Mason as set forth below, are not included in the narrative or tabular disclosures below.
Each independent director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board or committees, including room, meals and transportation to and from the meetings. When traveling on Partnership business, a director occasionally may be accompanied by a spouse. Directors also may be reimbursed for attendance at qualified third-party director education programs.
Each director will be indemnified fully by us for actions associated with being a member of our general partner's Board, to the extent permitted under applicable state law.
Our program of compensation for non-employee directors was approved by our general partner following the consummation of the Merger and became effective during the 2013 calendar year. This director compensation program consists of an annual cash retainer and equity award for all directors, which were $50,000 in cash (paid quarterly) and 2,668 restricted units under the LTIP, having a fair market value equal to approximately $100,000 on the date of grant, respectively, for each director in 2014. In addition, the director compensation program includes:

•	annual retainers for the chairs of the Audit Committee and Compensation Committee, which were $15,000 and $7,500, respectively, in cash (paid quarterly) for 2014;

•	annual retainers for the members of the Audit Committee and Compensation Committee, which were $10,000 and $5,000, respectively, in cash (paid quarterly) for 2014; and

•	per meeting fees for the members of the Audit Committee and Compensation Committee, which were $1,200 and $1,200, respectively, in cash per meeting for 2014.
 The members of the Conflicts Committee did not receive compensation during 2014 because they did not meet to evaluate any transactions during 2014.
In January 2014, each non-employee director received 2,668 restricted units under the LTIP, having a fair market value of approximately $100,000 on the date of grant, representing such directors' annual equity award for 2014. In addition, in January 2015, each non-employee director received 2,336 restricted units under the LTIP, having a fair market value of approximately $100,000 on the date of grant, representing such directors' annual equity award for 2015. These restricted units vest over a five-year period, with 60 percent vesting at the end of the third year and the remaining 40 percent vesting at the end of the fifth year, subject to each director's continued service through each specified vesting date.
Mr. McCrea, the Chairman of the Board of Directors and the President, Chief Operating Officer and Director of ETP's general partner, Mr. Welch, our director and the Group Chief Financial Officer and Head of Business Developments for the Energy Transfer family, and Mr. Mason, our director and the Senior Vice President, General Counsel and Secretary of ETP's general partner, are entitled to receive grants of restricted units pursuant to the LTIP in recognition of their commitment and contributions to us and our unitholders. In January 2014, Mr. Welch received 10,900 restricted units granted pursuant to the LTIP, vesting over a five-year period, with 60 percent vesting at the end of the third year and the remaining 40 percent vesting at the end of the fifth year, subject to his continued service as a director through each specified vesting date. In December 2014, the Compensation Committee approved grants of restricted units to Messrs. McCrea, Welch and Mason of 41,136 restricted units, 15,117 restricted units and 15,117 restricted units, respectively. These units vest, based on continued service as a director, at a rate of 60 percent after the third year of continuous service and the remaining 40 percent after the fifth year of continuous service.
All restricted units granted to the directors entitle their holders to receive, with respect to each common unit subject to such restricted unit that has not either vested or been forfeited, a cash payment equal to each cash distribution per common unit made by us on our common units promptly following each such distribution by us to our unitholders.

The following table reflects the compensation paid to each of the non-employee directors of our general partner (and to Messrs. McCrea, Welch and Mason, as described above) in 2014:

Name	Fees Earned or Paid in Cash (1) ($)	Unit Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Steven R. Anderson	74,600	101,304	15,640	191,544
Independent Director, Chair of Conflicts Committee and Member of Audit and Compensation Committee
Scott A. Angelle	77,100	101,304	15,640	194,044
Independent Director, Chair of Compensation Committee and Member of Audit and Conflicts Committees
Basil Leon Bray	79,600	101,304	15,640	196,544
Independent Director, Chair of Audit Committee and Member of Compensation and Conflicts Committees
Marshall S. ("Mackie") McCrea, III	—	1,978,642	115,906	2,094,548
Chairman of the Board of Directors
Jamie Welch	—	1,141,001	15,546	1,156,547
Director
Thomas P. Mason	—	727,128	—	727,128
Director

NOTES TO TABLE:

(1)	The amounts shown in this column reflect the cash fees received by directors during 2014.

(2)
The amounts shown in this column reflect the aggregate grant date fair value of restricted unit awards under the LTIP, calculated in accordance with FASB ASC Topic 718. See Note 14 to our consolidated financial statements for fiscal 2014 for additional detail regarding assumptions underlying the value of these equity awards.

(3)
The amounts shown in this column reflect the cash payments made to each director during 2014, which were equal to each cash distribution per common unit made by us on our common units during 2014 with respect to each common unit subject to a restricted unit held by such director that has not either vested or been forfeited.

COMPENSATION PRACTICES AS THEY RELATE TO RISK MANAGEMENT
We believe our compensation plans and programs for our NEOs, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to the Partnership. We believe our compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated our compensation among base salary and short- and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for the executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. We generally determine whether, and to what extent, our NEOs receive a cash bonus based on our achievement of specified financial performance objectives as well as the individual contributions of our NEOs to the Partnership's success. We use restricted units rather than unit options for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options "in-the-money." Finally, the time-based vesting over five years for our long-term incentive awards ensures that our employees' interests align with those of our unitholders for the long-term performance of the Partnership.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Angelle, Anderson, Bray, Hennigan and McCrea served on the Compensation Committee during 2014. Mr. Hennigan is an officer of our general partner, and Mr. McCrea is an officer of the general partner of ETP. During 2014, none of the members of the Compensation Committee served as executive officers of any company with respect to which any of our officers served on such company's compensation committee or board of directors, and none of the directors of our general partner served as executive officers of any company with respect to which any of our officers served on such company's compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors).

COMPENSATION COMMITTEE REPORT
The Compensation Committee (the "Committee") of the Board of Directors (the "Board") of Sunoco Partners LLC (the "Company") reviews and approves the Company's executive compensation philosophy; reviews and recommends to the Board for approval the Company's short- and long-term compensation plans; reviews and approves the executive compensation programs and awards; and annually reviews, determines and approves the compensation for the Chief Executive Officer and the other executive officers of the Company, as described in the Summary Compensation Table and footnotes thereto contained in the Annual Report on SEC Form 10-K of Sunoco Logistics Partners L.P. (the "Partnership"). The Company is the general partner of the Partnership. The Committee Chair reports Committee actions, decisions and recommendations at the meetings of the full Board. The Committee has authority to directly engage and consult outside advisors, experts and others to assist the Committee at the expense of the Partnership.
As required by applicable regulations of the Securities and Exchange Commission, the Committee has reviewed the executive compensation disclosures contained under the caption "Compensation Discussion and Analysis," which are required pursuant to Item 402(b) of SEC Regulation S-K, as amended. As part of this review, the Committee met with management and with such outside consultants and experts as it has deemed necessary or advisable (with and without management present) to discuss the scope and overall quality of the disclosure.
In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, the inclusion of the "Compensation Discussion and Analysis" in the Partnership's Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2014, for filing with the Securities and Exchange Commission.
Respectfully submitted on February 25, 2015 by the members of the Compensation Committee of the Board of Directors of Sunoco Partners LLC:
Scott A. Angelle (Chairman)
Steven R. Anderson
Basil Leon Bray
Michael J. Hennigan
Marshall S. (Mackie) McCrea, III

AUDIT COMMITTEE REPORT

The Audit Committee (the "Committee") of the Board of Directors (the "Board") of Sunoco Partners LLC (the "Company") reviews the financial reporting process of Sunoco Logistics Partners L.P. (the "Partnership") on behalf of the Board of the Company. The Company is the general partner of the Partnership. Our management is responsible for the financial statements and the reporting process, including the internal control over financial reporting. The independent registered public accounting firm is responsible for expressing an opinion on the conformity of the audited financial statements with U.S. generally accepted accounting principles, and an opinion on the effectiveness of our internal control over financial reporting. The Committee monitors and oversees these processes.
The Committee discussed with our internal audit department and independent registered public accounting firm the overall scope and plans for their respective audits. In addition, the Committee has reviewed and discussed the audited financial statements and management's and the independent registered public accounting firm's evaluations of the Partnership's system of internal control over financial reporting contained in the 2014 Annual Report on Form 10-K. As part of this review, the Committee met with the General Auditor and the independent registered public accounting firm, with and without management present, to discuss the results of their audits and the overall quality of the Partnership's financial reporting.
As required by the standards of the Public Company Accounting Oversight Board, the Committee has discussed with the independent registered public accounting firm (1) the matters specified in Statement on Auditing Standards No. 61, "Communication with Audit Committees," (Codification of Statements of Auditing Standards, August 2, 2007 AU 380), as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (2) the independence of the independent registered public accounting firm from the Partnership and management. The independent registered public accounting firm has provided the Committee the written disclosures and letter concerning independence, pursuant to applicable requirements of the Public Company Accounting Oversight Board. The Committee also considered the compatibility of non-audit services with the independent registered public accounting firm's independence.
In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, the inclusion of the audited financial statements and management's report on internal control over financial reporting in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for filing with the Securities and Exchange Commission.
Respectfully submitted on February 25, 2015 by the members of the Audit Committee of the Board of Directors of Sunoco Partners LLC:
Basil Leon Bray (Chairman)
Steven R. Anderson
Scott A. Angelle

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information, as of December 31, 2014, regarding our common units that may be issued upon conversion (assuming a one-for-one conversion) of outstanding restricted units granted under the general partner's LTIP to executive officers, directors, and other key employees. For more information about the LTIP (which did not require approval by our limited partners at the time of its adoption in 2002), refer to "Item 11-Executive Compensation."
In this Item 12, all amounts of our units reflect the second quarter 2014 two-for-one split of our units. See Note 12 to our consolidated financial statements for fiscal 2014 for additional detail regarding the unit split.
EQUITY COMPENSATION PLAN INFORMATION (1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (2)	1,960,529	—	687,289
Total	1,960,529	—	687,289

NOTES TO TABLE:

(1)
The amounts in column (a) of this table reflect only restricted units that have been granted under the LTIP since its inception. No unit options have been granted under the LTIP. Each restricted unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common units. Vesting and payout may be conditioned upon achievement of pre-determined financial or other performance objectives for, or attainment of certain length of service goals with us and our affiliates. No value is shown in column (b) of the table, since the restricted units do not have an exercise, or "strike," price. For illustrative purposes, a target payout (i.e., a 100 percent ratio) has been assumed for vesting and payout of grants conditioned only upon service.

(2)	The LTIP was not approved by our unitholders because the Board adopted the LTIP prior to our initial public offering.

Beneficial Ownership Tables
The following table sets forth the beneficial ownership of our common units by directors of Sunoco Partners LLC (our general partner), by each NEO and by directors and NEOs of Sunoco Partners LLC as a group, as of February 25, 2015. Unless otherwise noted, each individual exercises sole voting or investment power over the Partnership common units shown in the table. ETP owns a 99.9 percent equity interest in our general partner, and the remaining 0.1 percent equity interest is owned by ETE Holdings.

Name of Beneficial Owner (1)	Number of Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned
Energy Transfer Partners, L.P. (3)	67,061,274	29.2%
Steven R. Anderson	10,000	*
Scott A. Angelle	—	*
Basil Leon Bray	1,500	*
Michael J. Hennigan (4)	344,383	*
Thomas P. Mason	—	*
Marshall S. ("Mackie") McCrea, III	31,740	*
Martin Salinas, Jr.	14,169	*
Jamie Welch	—	*
Kathleen Shea-Ballay	49,062	*
Kurt A. Lauterbach	97,884	*
David R. Chalson	81,320	*
All directors and executive officers as a group (11 persons)	630,058	*

*	Less than 0.5 percent.
NOTES TO TABLE:

(1)	The address of each beneficial owner named above, other than ETP, is: 1818 Market Street, Suite 1500, Philadelphia, PA 19103.

(2)
Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty (60) days.

(3)	ETP's address is 3738 Oak Lawn Avenue, Dallas, TX 75219.

(4)	Mr. Hennigan's spouse has voting and investment power with respect to 14,400 of these units.
In addition to the foregoing, Tortoise Capital Advisors, L.L.C., a Delaware limited liability company, filed a Schedule 13G on February 10, 2015 to report that, as of December 31, 2014, it had sole voting and dispositive power over 24 common units of the Partnership, shared voting power over 17,518,446 common units of the Partnership, shared dispositive power over 19,029,759 common units of the Partnership, and beneficial ownership of 19,029,783 common units of the Partnership, representing 8.3 percent of the total outstanding common units of the Partnership, as of February 25, 2015. The principal business address given for Tortoise Capital Advisors, L.L.C. in the Schedule 13G is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.
OppenheimerFunds, Inc., a Colorado corporation, filed a Schedule 13G on February 2, 2015 to report that, as of December 31, 2014, it had shared voting and dispositive power over 11,814,716 common units of the Partnership, representing 5.2 percent of the total outstanding common units of the Partnership, as of February 25, 2015. OppenheimerFunds, Inc. disclaims beneficial ownership of the 11,814,716 common units of the Partnership pursuant to Rule 13d-4 of the Exchange Act. The principal business address given for OppenheimerFunds, Inc. in the Schedule 13G is Two World Financial Center, 225 Liberty Street, New York, New York 10281.
Goldman Sachs Asset Management, L.P., a Delaware limited partnership, together with GS Investment Strategies, LLC, a Delaware limited liability company (together, "Goldman Sachs Asset Management"), filed a Schedule 13G on February 13, 2015 to report that, as of December 31, 2014, it had shared voting and dispositive power over and beneficial ownership of 11,653,893 common units of the Partnership, representing 5.1 percent of the total outstanding common units of the Partnership, as of February 25, 2015. The principal business address given for Goldman Sachs Asset Management in the Schedule 13G is 200 West Street, New York, New York 10282.

The following table sets forth certain information regarding beneficial ownership of the common units representing limited partnership interests of ETP as of February 25, 2015 by directors of our general partner, by each NEO and by all directors and NEOs of our general partner as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the ETP common units shown in the table.

Name of Beneficial Owner	Common Units of Energy Transfer Partners, L.P. Beneficially Owned (1)	Percentage of Energy Transfer Partners, L.P Common Units Beneficially Owned
Steven R. Anderson	10,025	*
Scott A. Angelle	—	*
Basil Leon Bray	2,650	*
Michael J. Hennigan	7,333	*
Thomas P. Mason (2)	97,629	*
Marshall S. ("Mackie") McCrea, III (2)	283,154	*
Martin Salinas, Jr. (2)	53,325	*
Jamie Welch (2) (3)	20,000	*
Kathleen Shea-Ballay	879	*
Kurt A. Lauterbach	—	*
David R. Chalson	—	*
All directors and executive officers as a group (11 persons)	474,995	*

*	Less than 0.5 percent.
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

(2)
Due to their positions as directors of the general partner of ETE, certain officers and directors of our general partner, who are also officers or directors of ETE's general partner, may be deemed to own beneficially certain limited partnership interests in ETP, held by ETE, to the extent of their respective interests therein. Any such deemed ownership is not reflected in the table.

(3)	Mr. Welch's spouse has voting and investment power with respect to these 20,000 ETP common units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a discussion of director independence, see Item 10. "Directors, Executive Officers and Corporate Governance."
In this Item 13, all amounts of our units reflect the second quarter 2014 two-for-one split of our units. See Note 12 to our consolidated financial statements for fiscal 2014 for additional detail regarding the unit split.
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
In July 2013, the limited liability company agreement of Sunoco Partners LLC was amended to reflect the addition of ETE Common Holdings, LLC ("ETE Holdings") as an owner of a 0.1 percent membership interest in our general partner. ETE Holdings is a wholly-owned subsidiary of Energy Transfer Equity, L.P. and an affiliate of ETP. In addition, the 67.1 million common units in us owned by Sunoco Partners LLC were assigned to ETP.
As of February 25, 2015, ETP, the controlling owner of our general partner, owns a 30.5 percent partnership interest in us, which includes a 1.8 percent general partner interest (through its controlled subsidiary Sunoco Partners LLC) and 67.1 million common units, representing a 28.7 percent limited partner interest in us. The general partner's ability to manage and operate us effectively gives the general partner the ability to control us.
Distribution and Payments to the General Partner and Its Affiliates
The following table summarizes the distribution and payments made and to be made by us to the general partner and its affiliates in connection with the ongoing operation and in the case of liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.
Operational Stage

Payments to the general partner and its affiliates
We paid the general partner an administrative fee, $12 million for the year ended December 31, 2014, for the provision of various general and administrative services for our benefit. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of the general partner who provide services to us. The general partner has sole discretion in determining the amount of these expenses.

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
Concurrently with and subsequent to the closing of the February 2002 IPO, we entered into several agreements with Sunoco, Inc. (R&M), and/or one or more of its affiliates. Some of these agreements have expired, been assigned and been extended or replaced. These agreements include the Omnibus Agreement, the Inter-Refinery Pipeline Lease Agreement, an intellectual property license agreement, various pipeline and terminal storage and throughput service agreements, certain crude oil purchase and sale agreements, various asset acquisition agreements, and other agreements. The material agreements that are still outstanding are discussed in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Agreements with Related Parties."

Approval and Review of Related Party Transactions
Our Partnership Agreement and the Omnibus Agreement each contain provisions for our Conflicts Committee, comprised of our general partner's independent directors, to review transactions with related parties. In some cases, review is required and in others, it is at the discretion of our general partner. Generally, transactions with related parties that are material to us are referred to the Conflicts Committee for review and approval. In determining materiality, our general partner evaluates several factors including the term of the transaction, the capital investment required, and the revenues expected from the transaction.
With respect to other related party transactions, we have in place a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Partnership and its subsidiaries and affiliates, a Code of Ethics for Senior Officers of the Partnership and its subsidiaries and affiliates, and a Conflict of Interest Policy applicable to all directors, officers and employees of the Partnership and its subsidiaries and affiliates. Each of these policies requires the approval by a supervisor, officer, or the Board, prior to entering into any related party transaction that could present a potential conflict of interest. Each of the Partnership Agreement, Code of Business Conduct and Ethics, and Code of Ethics for Senior Officers is publicly available on our website.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee appointed Grant Thornton LLP as our principal accountant to conduct the audit of our financial statements for the years ended December 31, 2014 and 2013.
The following table presents the aggregate fees billed by Grant Thornton LLP for audit and other professional services for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
Type of Fee	2014	2013
	(in millions)
Audit Fees (1)	$1.5	$1.0
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$1.5	$1.0

(1)
Audit fees consist of fees for the audit of the Partnership's annual consolidated financial statements, review of consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q, review of registration statements, issuance of comfort letters and consents, and review of documents filed with the SEC. Audit fees also include the fees for the audit of the Partnership's internal control as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Each of the services listed above were approved by the Audit Committee of the general partner's Board prior to their performance. All services rendered by Grant Thornton LLP are performed pursuant to a written engagement letter with the general partner.
The Audit Committee of the general partner's board of directors is responsible for pre-approving all audit services, and permitted non-audit services, to be performed by the independent registered public accounting firm for the Partnership, or its general partner. The Committee reviews the services to be performed to determine whether provision of such services potentially could impair the independence of the Partnership's independent registered public accounting firm. The Committee's approval procedures include reviewing a detailed budget for each particular service to be rendered, as well as a description of, and budgeted amounts for, specific categories of anticipated non-audit services. Pre-approval is generally granted for up to one year. Committee approval is required to exceed the budgeted amount for any particular category of services or to engage the independent registered public accounting firm for services not included in the budget. Additional services or specific engagements may be approved, on a case-by-case basis, prior to the independent registered public accounting firm undertaking such services.
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

3.3*
First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 3.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

3.4*
Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of January 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed January 28, 2010)

3.4.1*
Amendment No. 1 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of July 1, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed July 5, 2011)

3.4.2*
Amendment No. 2 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of November 21, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed November 28, 2011)

3.4.3*
Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC, dated June 12, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed June 17, 2014)

3.4.4*
Amendment No. 4 to Third Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC, dated July 30, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed August 4, 2014)

3.5*
Third Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC dated as of July 1, 2011 (incorporated by reference to Exhibit 3.2 of Form 8-K, file No. 1-31219, filed July 5, 2011)

3.6*
Fourth Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC, dated July 11, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed July 17, 2013)

3.7*
Fifth Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC, dated October 31, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed November 1, 2013)

Exhibit No.	Description

4.1*	Indenture, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-3, File No. 333-130564, filed December 21, 2005)

4.1.1*
Seventh Supplemental Indenture, dated as of January 10, 2013, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No.1-31219, filed January 10, 2013)

4.1.2*
Eighth Supplemental Indenture, dated as of January 10, 2013, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, File No.1-31219, filed January 10, 2013)

4.1.3*
Ninth Supplemental Indenture, dated as of April 3, 2014, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-31219, filed April 3, 2014)

4.1.4*
Tenth Supplemental Indenture, dated as of April 3, 2014, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, File No. 1-31219, filed April 3, 2014)

10.1*
$1,500,000,000 Credit Agreement dated as of November 19, 2013, among Sunoco Logistics Partners Operations L.P., as the Borrower; Sunoco Logistics Partners L.P., as the Guarantor; Citibank, N.A., as Administrative Agent, Swing Line Lender and a L/C Issuer; and the other Lenders Party thereto (incorporated by reference to Exhibit 10.1 of Form 10-K, File No. 1-31219, filed February 27, 2014)

10.2*
Contribution, Conveyance and Assumption Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sun Pipe Line Company of Delaware, Sunoco, Inc. (R&M), Atlantic Petroleum Corporation; Sunoco Texas Pipe Line Company, Sun Oil Line of Michigan (Out) LLC, Mid-Continent Pipe Line (Out) LLC, Sun Pipe Line Services (Out) LLC, Atlantic Petroleum Delaware Corporation, Atlantic Pipeline (Out) L.P., Sunoco Partners LLC, Sunoco Partners Lease Acquisition & Marketing LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners GP LLC, Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Mid-Con (In) LLC, Atlantic (In) L.P., Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners Operations GP LLC, Atlantic R&M (In) L.P., Sun Pipe Line Services (In) L.P., Sunoco Michigan (In) LLC, Atlantic (In) LLC, Sunoco Logistics Pipe Line GP LLC, Sunoco R&M (In) LLC, and Atlantic Refining & Marketing Corp. (incorporated by reference to Exhibit 10.4 of Form 10-K, file No. 1-31219, filed April 1, 2002)

10.3*
Omnibus Agreement, dated as of February 8, 2002, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.5 of Form 10-K, File No. 1-31219, filed April 1, 2002)

10.3.1*
Amendment No. 2011-1 to Omnibus Agreement, dated as of February 22, 2011, and effective January 1, 2011, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware LLC, Atlantic Petroleum Corporation, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Pipeline L.P. and Sunoco Partners LLC (incorporated by reference to Exhibit 10.6.1 of Form-K, File No. 1-31219 filed February 23, 2011)

10.4*
Amended and Restated Treasury Services Agreement, dated as of November 26, 2003, by and among Sunoco, Inc., Sunoco Logistics Partners L.P., and Sunoco Logistics Partners Operations L.P. (incorporated by reference to Exhibit 10.7.1 of Form 10-K, File No. 1-31219, filed March 4, 2004)

Exhibit No.	Description

10.5*
Intellectual Property and Trademark License Agreement, dated as of February 8, 2002 among Sunoco, Inc., Sunoco, Inc. (R&M), Sunmarks, Inc., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.8 of Form 10-K, File No. 1-31219, filed April 1, 2002)

10.6*
Inter-Refinery Pipeline Lease, dated as of February 8, 2002, between Sunoco Pipeline L.P., and Sunoco, Inc. (R&M) (incorporated by reference to Exhibit 10.9 of Form 10-K, File No. 1-31219, filed April 1, 2002)

10.7*	Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated as of October 24, 2012 (incorporated by reference to Exhibit 10.3 of Form 10-Q, File No. 1-31219, filed November 8, 2012)

10.7.1*
Form of Performance-Based Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11.1 of Form 10-K, File No. 1-31219, filed February 23, 2011)

10.7.2*	Form of Time-Vested Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9.2 of Form 10-K, File No. 1-31219, filed March 1, 2013)

10.8*	Sunoco Partners LLC Annual Short-Term Incentive Bonus Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of Form 10-K, File No. 1-31219, filed May 8, 2014)

10.9**
Crude Oil Pipeline Throughput and Deficiency Agreement between Motiva Enterprises LLC and Sunoco Pipeline L.P., dated as of December 19, 2006 (incorporated by reference to Exhibit 10.19 of Form 10-K, File no. 1-31219, filed February 23, 2007)

10.10**
Marine Dock and Terminalling Agreement between Motiva Enterprises LLC and Sunoco Partners Marketing & Terminals L.P., dated as of December 19, 2006 (incorporated by reference to Exhibit 10.20 of Form 10-K, File No. 1-31219, filed February 23, 2007)

10.11*
Membership Interest Purchase Agreement, effective as of July 27, 2006, between Sunoco, Inc. and Sunoco Pipeline Acquisition LLC (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed August 2, 2006)

10.12*
Product Terminal Services Agreement, dated as of May 1, 2007, among Sunoco, Inc. (R&M) and Sunoco Partners Marketing & Terminals L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed July 31, 2007)

10.12.1*	Letter Agreement, dated January 19, 2012, amending Product Terminal Services Agreement (incorporated by reference to Exhibit 10.17.1 of Form 10-K, File No. 1-31219, filed February 24, 2012)

10.13*
Repurchase Agreement between Sunoco Logistics Partners L.P. and Sunoco Partners LLC, dated January 26, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-31219, filed January 28, 2010)

10.14*
Contribution Agreement, dated as of June 29, 2011, to be effective July 1, 2011, by and among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., and certain subsidiaries and affiliates of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q/A, File No. 1-31219, filed August 8, 2011)

10.15*
Letter Agreement dated November 2, 2011, by and between Sunoco Partners LLC and Michael J. Hennigan, President and Chief Operating Officer (incorporated by reference to Exhibit 10.3 of Form 10-Q, File No. 1-31219, filed November 3, 2011)

10.16*
Letter Agreement with Michael J. Hennigan, President and Chief Executive Officer, dated October 4, 2012 (incorporated by reference to Exhibit 10.3 of Form 10-Q, File No. 1-31219, filed November 8, 2012)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

Exhibit No.	Description

14.1*	Code of Ethics for Senior Officers (incorporated by reference to Exhibit 10.14.1 to Form 10-K, File No. 1-31219, filed March 4, 2004)

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

101.1
The following consolidated financial information from Sunoco Logistics Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Equity; and, (v) the Notes to the Consolidated Financial Statements.

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

Martin Salinas, Jr.
Chief Financial Officer
February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

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