Form 10-Q
period 2015-03-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2015-05-07
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 1, 2015, the number of the registrant’s Common Units outstanding were 245,341,835.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions, except per unit amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,453	$4,171
Affiliates (Note 4)	119	306
Total Revenues	2,572	4,477
Costs and Expenses
Cost of products sold	2,309	4,210
Operating expenses	49	41
Selling, general and administrative expenses	25	30
Depreciation and amortization expense	82	69
Impairment charge and other matters (Notes 6 and 16)	41	—
Total Costs and Expenses	2,506	4,350
Operating Income	66	127
Interest cost and debt expense, net	(50)	(26)
Capitalized interest	21	10
Other income	6	4
Income Before Provision for Income Taxes	43	115
Provision for income taxes (Note 8)	(6)	(5)
Net Income	37	110
Net income attributable to noncontrolling interests	(1)	(3)
Net Income Attributable to Sunoco Logistics Partners L.P.	36	107
Less: General Partner's interest	(60)	(38)
Limited Partners' interest	$(24)	$69

Net Income (Loss) Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5): (1)
Basic	$(0.10)	$0.33
Diluted	$(0.10)	$0.33

Weighted average Limited Partners' units outstanding (Note 5): (1)
Basic	231.0	208.0
Diluted	231.0	209.1

Net Income	$37	$110
Adjustment to affiliate's pension funded status	(1)	—
Other Comprehensive Loss	(1)	—
Comprehensive Income	36	110
Less: Comprehensive income attributable to noncontrolling interests	(1)	(3)
Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$35	$107

(1)	Amounts reflect the second quarter 2014 two-for-one unit split (Note 11).

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$54	$101
Accounts receivable, affiliated companies (Note 4)	44	9
Accounts receivable, net	1,458	1,766
Inventories (Note 6)	609	470
Other current assets	5	3
Total Current Assets	2,170	2,349
Properties, plants and equipment	9,789	9,358
Less accumulated depreciation and amortization	(579)	(509)
Properties, plants and equipment, net	9,210	8,849
Investment in affiliates	234	226
Long-term note receivable, affiliated companies (Note 4)	23	17
Goodwill	1,358	1,358
Intangible assets, net (Note 7)	757	770
Other assets	72	75
Total Assets	$13,824	$13,644
Liabilities and Equity
Accounts payable	$1,632	$1,934
Accounts payable, affiliated companies (Note 4)	17	21
Accrued liabilities	156	304
Accrued taxes payable (Note 8)	35	52
Total Current Liabilities	1,840	2,311
Long-term debt (Note 9)	4,457	4,260
Other deferred credits and liabilities	80	71
Deferred income taxes (Note 8)	247	249
Total Liabilities	6,624	6,891
Commitments and contingent liabilities (Note 10)
Redeemable noncontrolling interests	15	15
Total Equity	7,185	6,738
Total Liabilities and Equity	$13,824	$13,644
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$37	$110
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	82	69
Impairment charge and other matters	41	—
Deferred income tax benefit	(2)	(1)
Amortization of bond premium	(3)	(4)
Non-cash compensation expense	4	5
Equity in earnings of unconsolidated affiliates	(7)	(4)
Distributions from unconsolidated affiliates	5	2
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(34)	10
Accounts receivable, net	286	(640)
Inventories	(180)	(70)
Accounts payable, affiliated companies	(4)	5
Accounts payable and accrued liabilities	(313)	407
Accrued taxes payable	(17)	(8)
Unrealized (gains) losses on commodity risk management activities	15	(1)
Other	14	(5)
Net cash used in operating activities	(76)	(125)
Cash Flows from Investing Activities:
Capital expenditures	(567)	(423)
Investment in joint venture interests	—	(42)
Acquisitions, net of cash received	(131)	—
Change in long-term note receivable, affiliated companies	(6)	—
Net cash used in investing activities	(704)	(465)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(146)	(104)
Distributions paid to noncontrolling interests	—	(2)
Net proceeds from issuance of limited partner units	689	—
Payments of statutory withholding on net issuance of limited partner units under LTIP	(8)	(6)
Repayments under credit facilities	(750)	—
Borrowings under credit facilities	950	750
Repayments of senior notes	—	(175)
Advances to affiliated companies, net	—	225
Contributions attributable to acquisition from affiliate	3	3
Other	(5)	—
Net cash provided by financing activities	733	691
Net change in cash and cash equivalents	(47)	101
Cash and cash equivalents at beginning of period	101	39
Cash and cash equivalents at end of period	$54	$140
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(in millions)

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 1, 2014	$5,292	$912	$—	$121	$6,325
Net Income	69	38	—	3	110
Total comprehensive income	69	38	—	3	110
Non-cash compensation expense	5	—	—	—	5
Distribution equivalent rights	(2)	—	—	—	(2)
Payments of statutory withholding on issuance under LTIP	(6)	—	—	—	(6)
Distributions	(69)	(35)	—	(2)	(106)
Contributions attributable to acquisition from affiliate	3	—	—	—	3
Balance at March 31, 2014	$5,292	$915	$—	$122	$6,329

Balance at January 1, 2015	$5,752	$925	$1	$60	$6,738
Net Income (Loss)	(24)	60	—	1	37
Adjustment to affiliate's pension funded status	—	—	(1)	—	(1)
Total comprehensive income (loss)	(24)	60	(1)	1	36
Issuance of limited partner units to the public	689	—	—	—	689
Non-cash compensation expense	4	—	—	—	4
Payments of statutory withholding on issuance under LTIP	(8)	—	—	—	(8)
Distributions	(92)	(54)	—	—	(146)
Contributions attributable to acquisition from affiliate	3	—	—	—	3
Acquisition of a noncontrolling interest in a consolidated subsidiary	(103)	(2)	—	(26)	(131)
Balance at March 31, 2015	$6,221	$929	$—	$35	$7,185
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
The consolidated financial statements reflect the results of the Partnership and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. At March 31, 2015, the Partnership held a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), and Price River Terminal, LLC ("PRT"), and as such, these entities are reflected as consolidated subsidiaries of the Partnership. In January 2015, the Partnership acquired the outstanding noncontrolling interest in the West Texas Gulf Pipe Line Company ("West Texas Gulf"), which resulted in West Texas Gulf becoming a wholly-owned subsidiary of the Partnership. The Partnership is not the primary beneficiary of any variable interest entities ("VIEs"). All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests in net income and equity are shown separately in the condensed consolidated statements of comprehensive income and equity. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in annual financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2014 has been derived from the Partnership's audited financial statements for the year ended December 31, 2014. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2015 are not necessarily indicative of results for the full year 2015.
Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current-year presentation.
2. Changes in Business and Other Matters
In the second quarter 2014, the Partnership entered into a joint agreement for 49 percent economic and voting interest in Bayview Refining Company, LLC ("Bayview"). Bayview will construct and operate a facility to process crude oil into intermediate petroleum products and will be accounted for as a variable interest entity for which the Partnership is not the primary beneficiary. Through March 31, 2015, the joint owners have made contributions to fund construction totaling $45 million. Operations are expected to commence at the facility in the second half of 2015. The Partnership's investment in Bayview is reflected as an equity method investment within the Crude Oil Acquisition and Marketing segment.
In connection with the formation of Bayview, the joint owners agreed to guarantee the obligations of the entity with respect to certain third-party operating agreements over a ten-year term. The fair value of the liability recognized in connection with the guarantee was not material in relation to the Partnership’s financial position at March 31, 2015.
In the first quarter 2014, the Partnership exercised its rights to acquire an additional ownership interest in Explorer Pipeline Company ("Explorer") from Chevron Pipe Line Company for $42 million, increasing the Partnership's ownership interest from 9.4 to 13.3 percent. Explorer owns approximately 1,850 miles of refined products pipelines running from the Gulf Coast of the United States to the Chicago, Illinois area. The fair value of the investment was estimated based on the fair value of the consideration transferred. The investment continues to be accounted for as an equity method investment within the Partnership's Products Pipelines segment, with the equity income recorded based on the Partnership's ownership percentage for each period presented.
No pro forma information has been presented, as the impact of these investments was not material to the Partnership's consolidated financial position or results of operations.

3. Acquisitions
In December 2014, the Partnership acquired an additional 28.3 percent ownership interest in West Texas Gulf from Chevron Pipe Line Company, increasing its controlling financial interest to 88.6 percent. As this transaction represented the acquisition of ownership interest in a consolidated subsidiary, the $325 million purchase price resulted in the reduction of noncontrolling interest and partners’ equity of $66 and $259 million, respectively, in accordance with applicable accounting guidance. In January 2015, the Partnership acquired the remaining noncontrolling interest in West Texas Gulf from the Southwest Pipeline Holding Company for $131 million. The acquisition of the remaining ownership interest reduced noncontrolling interest and partners’ equity by $26 and $105 million, respectively, in the first quarter 2015.
No pro forma information has been presented, as the impact of these acquisitions was not material in relation to the Partnership's consolidated financial position or results of operations.
4. Related Party Transactions
The Partnership is a consolidated subsidiary of Energy Transfer Partners, L.P. ("ETP"). ETP and one of its affiliates own Sunoco Partners LLC, the Partnership's general partner, and a 27.3 percent limited partner interest in the Partnership. The Partnership has various operating and administrative agreements with ETP and its affiliates, which include the agreements described below.
Administrative Services
The Partnership has no employees. The operations of the Partnership are carried out by employees of the general partner. The Partnership reimburses the general partner and its affiliates for certain costs and direct expenses incurred on the Partnership's behalf. These costs may be increased if the acquisition or construction of new businesses or assets requires an increase in the level of services received by the Partnership.
The Partnership pays ETP and its affiliates an annual administrative fee for expenses incurred by ETP and its affiliates to perform certain centralized corporate functions, such as legal, accounting, information technology, insurance, and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries or wages of employees of the general partner, or the cost of employee benefits.
The Partnership's share of allocated ETP employee benefit plan expenses, including non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits are reflected in operating expenses and selling, general and administrative expenses in the condensed consolidated statements of comprehensive income.
Affiliated Revenues and Accounts Receivable, Affiliated Companies
The Partnership is party to various agreements with ETP and its affiliates to supply crude oil, refined products and NGLs, as well as to provide pipeline and terminalling services. The revenues associated with these activities are reflected as affiliated revenues in the condensed consolidated statements of comprehensive income.
The Partnership's note receivable in connection with its interest in Bayview is reflected in long-term note receivable, affiliated companies, in the condensed consolidated balance sheet.
Capital Contributions
During the three months ended March 31, 2015 and March 31, 2014, the Partnership issued 0.3 million limited partnership units to participants in the Sunoco Partners LLC Long-Term Incentive Plan ("LTIP") upon completion of award vesting requirements. In addition, during the three months ended March 31, 2015, the Partnership issued 3.4 million limited partnership units under its at-the-market equity offering program ("ATM program"), which was established in the first quarter 2014 (Note 11). Contributions were previously required for the general partner to maintain its two percent general partner interest. In July 2014, the Partnership agreement was amended to remove the obligation of the general partner to make capital contributions upon the issuance of limited partner units to retain a two percent interest. No capital contributions have been made by the general partner subsequent to the Partnership agreement modification.
In connection with the acquisition of the Marcus Hook Facility in the second quarter 2013, the Partnership will be reimbursed $40 million by an affiliate of ETP for certain operating expenses of the facility through March 31, 2017. The reimbursement proceeds are reflected as contributions to equity within the condensed consolidated statements of equity.

5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit
The general partner's interest in net income attributable to SXL consists of its approximate two percent general partner interest and "incentive distributions," which are increasing percentages of up to 50 percent of quarterly distributions in excess of $0.0833 per common unit (Note 12). The general partner was allocated net income attributable to SXL of $60 and $38 million (representing 167 and 36 percent of total net income attributable to SXL) for the three months ended March 31, 2015 and 2014, respectively. Diluted net income attributable to SXL per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to SXL by the sum of the weighted average number of common units outstanding and the dilutive effect of unvested incentive unit awards (Note 13).
The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income attributable to SXL per limited partner unit to those used to compute diluted net income attributable to SXL per limited partner unit for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Weighted average number of units outstanding, basic (1)	231.0	208.0
Add effect of dilutive incentive awards (1) (2)	—	1.1
Weighted average number of units, diluted (1)	231.0	209.1

(1)	Amounts reflect the second quarter 2014 two-for-one unit split (Note 11).

(2)
Certain unvested incentive unit awards and a written option are not included within the calculation of the dilutive weighted average number of units for the period ended March 31, 2015 since the effect on net loss attributable to SXL per limited partner unit would have been antidilutive.

6. Inventories
The components of inventories are as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Crude oil	$470	$364
Refined products and NGLs	124	90
Refined products additives	2	4
Materials, supplies and other	13	12
Total Inventories	$609	$470
The Partnership recorded write downs on its crude oil inventory of $68 and $231 million in the first quarter 2015 and the fourth quarter 2014, respectively. As a result of changes to product mix in the refined products and NGLs inventory pool, the Partnership reversed $27 million of inventory reserves in the first quarter 2015. This reserve related to write downs of refined products and NGLs that were recorded in the fourth quarter 2014.

7. Intangible Assets
The components of intangible assets are as follows:

	Weighted Average Amortization Period	March 31, 2015	December 31, 2014
	(in years)	(in millions)
Gross
Customer relationships	18	$836	$836
Technology	10	47	47
Total gross		883	883
Accumulated amortization
Customer relationships		(114)	(102)
Technology		(12)	(11)
Total accumulated amortization		(126)	(113)
Total Net		$757	$770
Amortization expense was $13 million for the three months ended March 31, 2015 and 2014. The Partnership forecasts annual amortization expense of $52 million in 2015 and approximately $51 million of annual amortization expense for each year thereafter, through 2019, for these intangible assets.
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

9. Debt
The components of the Partnership's debt balance are as follows:

	March 31, 2015	December 31, 2014

Credit Facilities	(in millions)
$2.50 billion Credit Facility, due March 2020	$350	$150
$35 million Credit Facility, matured and repaid April 2015 (1)	35	35
Senior Notes
Senior Notes - 6.125%, due May 2016	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25% due April 2024	500	500
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30% due April 2044	700	700
Senior Notes - 5.35% due May 2045	800	800
Unamortized fair value adjustments	103	106
Total debt	4,463	4,266
Less:
Unamortized bond discount	(6)	(6)
Long-term debt	$4,457	$4,260

(1)
Amounts outstanding under West Texas Gulf's $35 million Credit Facility have been classified as long-term debt as repayment of the credit facility's balance was made with borrowings from the Partnership's $2.50 billion Credit Facility.

Credit Facilities
In March 2015, the Operating Partnership amended and restated its $1.50 billion Credit Facility, which was scheduled to mature in November 2018. The amended and restated credit facility is a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, that will continue to fund the Partnership's working capital requirements, finance acquisitions and capital projects, and be used for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. The facility bears interest at LIBOR or the Base Rate (as defined in the facility), each plus an applicable margin. The credit facility may be repaid at any time. Outstanding borrowings under this credit facility were $350 and $150 million at March 31, 2015 and December 31, 2014, respectively.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.4 to 1 at March 31, 2015, as calculated in accordance with the credit agreement.
The West Texas Gulf $35 million revolving credit facility matured in April 2015 and was repaid with borrowings from the $2.50 billion Credit Facility.
Senior Notes
The Operating Partnership had $175 million of 8.75 percent senior notes which matured and were repaid in February 2014, using borrowings under the revolving credit facility.

10. Commitments and Contingent Liabilities
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At March 31, 2015 and December 31, 2014, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $6 and $14 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or are reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $3 and $5 million for the three months ended March 31, 2015 and 2014, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at March 31, 2015.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At March 31, 2015, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $9 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably for the Partnership. Management does not believe that any liabilities which may arise from such claims or the environmental matters discussed above would be material in relation to the Partnership's financial position, results of operations or cash flows at March 31, 2015. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results of operations or cash flows.
Sunoco, Inc. ("Sunoco") has indemnified the Partnership for 30 years for environmental and toxic tort liabilities related to the assets contributed to the Partnership, that arose from the operation of such assets prior to the closing of the February 2002 initial public offering ("IPO"). Sunoco has also indemnified the Partnership for 100 percent of all losses asserted within the first 21 years after the closing of the IPO. Sunoco's share of the liability for claims asserted thereafter will decrease by 10 percent per year. For example, for a claim asserted during the twenty-third year after the closing of the IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. The Partnership has agreed to indemnify Sunoco for events and conditions associated with the operation of the Partnership's assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent that Sunoco is not required to indemnify the Partnership.
Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at March 31, 2015. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at March 31, 2015.

11. Equity
The changes in the number of units outstanding from January 1, 2014 through March 31, 2015 are as follows:

Common Units
(in millions)
Balance at January 1, 2014	207.7
Units issued in public offering	7.7
Units issued under ATM program	10.3
Units issued under incentive plans	0.4
Balance at December 31, 2014	226.1
Units issued in public offering	13.5
Units issued under ATM program	3.4
Units issued under incentive plans	0.3
Balance at March 31, 2015	243.3
On June 12, 2014, the Partnership completed a two-for-one split of its common units. The unit split resulted in the issuance of one additional common unit for every one common unit owned. All unit and per unit information included in this report are presented on a post-split basis.
In the first quarter 2014, the Partnership filed a registration statement and established a $250 million ATM program. The program allows the Partnership to issue common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment grade credit ratings. In the third quarter 2014, the Partnership filed a registration statement which allows for issuance of an additional $1.0 billion of common units under the ATM program. In 2014, the Partnership issued 10.3 million common units under the ATM program for net proceeds of $477 million. For the three months ended March 31, 2015, the Partnership issued 3.4 million common units under this program, for net proceeds of $142 million.
In March 2015, the Partnership completed an overnight public offering of 13.5 million common units for net proceeds of $547 million. The net proceeds from this offering were used to repay outstanding borrowings under the Partnership's revolving credit facility and for general partnership purposes. In April 2015, an additional 2.0 million common units were issued for net proceeds of $82 million related to the exercise of an option in connection with the March 2015 offering.

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

The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units through March 31, 2015:

			Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount		General Partner		Unitholders
Minimum Quarterly Distribution		$0.0750	2%		98%
First Target Distribution	up to	$0.0833	2%		98%
Second Target Distribution	above	$0.0833
	up to	$0.0958	15%	(1)	85%
Third Target Distribution	above	$0.0958
	up to	$0.2638	37%	(1)	63%
Thereafter	above	$0.2638	50%	(1)	50%

(1)	Includes general partner interest.
The distributions paid by the Partnership for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
February 13, 2015	$0.4000	$92	$54
November 14, 2014	$0.3825	$84	$49
August 14, 2014	$0.3650	$77	$43
May 15, 2014	$0.3475	$72	$39
February 14, 2014	$0.3312	$69	$35
On April 28, 2015, the Partnership's general partner announced a cash distribution of $0.419 per common unit ($1.68 annualized), representing the distribution for the first quarter 2015. The $165 million distribution, including $62 million to the general partner for its interests and incentive distribution rights, will be paid on May 15, 2015 to unitholders of record on May 11, 2015.
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
During the three months ended March 31, 2015 and March 31, 2014, the Partnership issued 0.3 million common units under the LTIP. The Partnership recognized share-based compensation expense of $4 and $5 million for the three months ended March 31, 2015 and 2014, respectively. Each of the outstanding restricted unit grants have tandem distribution equivalent rights which are recognized as a reduction to equity when earned.
Additionally, the general partner granted 0.1 million phantom unit incentive awards during the three months ended March 31, 2015. The Partnership recognized share-based compensation expense in relation to the phantom units of less than $0.2 million for the period. The phantom units will be settled in cash upon vesting, and have been accounted for as a liability within the condensed consolidated balance sheet.

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
Pursuant to the Partnership's approved risk management policy, derivative contracts such as swaps, futures and other instruments may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions. The Partnership uses such derivative instruments to mitigate the risk associated with market movements in the price of crude oil, refined products and NGLs. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it. The Partnership does not designate any of its derivative contracts as hedges for accounting purposes. Therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the condensed consolidated statement of comprehensive income as they are incurred. All realized gains and losses associated with derivative contracts are recorded in earnings in the same line item associated with the forecasted transaction (either in sales and other operating revenue or cost of products sold).
The Partnership had open derivative positions on approximately 6.9 and 3.6 million barrels of crude oil, refined products and NGLs at March 31, 2015 and December 31, 2014, respectively. The derivatives outstanding as of March 31, 2015 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of March 31, 2015, the fair value of the Partnership's derivative assets and liabilities were approximately $6 and $6 million, respectively, compared to $29 and $14 million at December 31, 2014. Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.
The following table sets forth the impact of derivatives on the Partnership's results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Location of Gains (Losses) Recognized in Earnings	(in millions)
Commodity contracts not designated as cash flow hedging instruments:
Sales and other operating revenue	$(1)	$—
Cost of products sold	—	1
	$(1)	$1

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
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At March 31, 2015, the Partnership had $385 million of consolidated variable-rate borrowings under its revolving credit facilities.
15. Fair Value Measurements
The Partnership applies fair value accounting for all assets and liabilities that are required to be measured at fair value under current accounting rules. The assets and liabilities measured at fair value on a recurring basis are comprised primarily of derivative instruments.
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
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair values of the Partnership's senior notes are determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at March 31, 2015 was $4.16 billion, compared to the carrying amount of $4.08 billion. The estimated aggregate fair value of the senior notes at December 31, 2014 was $4.09 billion, compared to the carrying amount of $4.08 billion.
For further information regarding the Partnership's fair value measurements, see Note 14.

16. Business Segment Information
The following tables summarize condensed consolidated statements of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to the Partnership for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Sales and other operating revenue (1)
Crude Oil Pipelines	$135	$131
Crude Oil Acquisition and Marketing	2,208	4,094
Terminal Facilities	244	287
Products Pipelines	63	41
Intersegment eliminations	(78)	(76)
Total sales and other operating revenue	$2,572	$4,477

Depreciation and amortization
Crude Oil Pipelines	$27	$24
Crude Oil Acquisition and Marketing	12	12
Terminal Facilities	31	26
Products Pipelines	12	7
Total depreciation and amortization	$82	$69

Impairment charge and other matters
Crude Oil Acquisition and Marketing	$68	$—
Terminal Facilities	(27)	—
Total impairment charge and other matters	$41	$—

Adjusted EBITDA
Crude Oil Pipelines	$95	$93
Crude Oil Acquisition and Marketing	31	12
Terminal Facilities	52	86
Products Pipelines	43	17
Total Adjusted EBITDA	221	208
Interest expense, net	(29)	(16)
Depreciation and amortization expense	(82)	(69)
Impairment charge and other matters	(41)	—
Provision for income taxes	(6)	(5)
Non-cash compensation expense	(4)	(5)
Unrealized (gains) losses on commodity risk management activities	(15)	1
Amortization of excess equity method investment	(1)	—
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(6)	(4)
Net Income	37	110
Less: Net income attributable to noncontrolling interests	(1)	(3)
Net Income attributable to Sunoco Logistics Partners L.P.	$36	$107

(1)	Sales and other operating revenue includes the following amounts from ETP and its affiliates for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Crude Oil Acquisition and Marketing	$57	$269
Terminal Facilities	52	32
Products Pipelines	10	5
Total sales and other operating revenue	$119	$306

The following table summarizes the identifiable assets for each segment as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in millions)
Crude Oil Pipelines	$3,891	$3,765
Crude Oil Acquisition and Marketing	3,166	3,329
Terminal Facilities	3,672	3,534
Products Pipelines	2,874	2,763
Corporate and other assets (1)	221	253
Total identifiable assets	$13,824	$13,644

(1)	Corporate and other assets consist of cash and cash equivalents, properties, plants and equipment and other assets.
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

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$2,453	$—	$2,453
Affiliates	—	—	119	—	119
Total Revenues	—	—	2,572	—	2,572
Costs and Expenses
Cost of products sold	—	—	2,309	—	2,309
Operating expenses	—	—	49	—	49
Selling, general and administrative expenses	—	—	25	—	25
Depreciation and amortization expense	—	—	82	—	82
Impairment charge and other matters	—	—	41	—	41
Total Costs and Expenses	—	—	2,506	—	2,506
Operating Income	—	—	66	—	66
Interest cost and debt expense, net	—	(49)	(1)	—	(50)
Capitalized interest	—	21	—	—	21
Other income	—	—	6	—	6
Equity in earnings of subsidiaries	36	64	—	(100)	—
Income (Loss) Before Provision for Income Taxes	36	36	71	(100)	43
Provision for income taxes	—	—	(6)	—	(6)
Net Income (Loss)	36	36	65	(100)	37
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$36	$36	$64	$(100)	$36

Comprehensive Income (Loss)	$36	$36	$64	$(100)	$36
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$36	$36	$63	$(100)	$35

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$4,171	$—	$4,171
Affiliates	—	—	306	—	306
Total Revenues	—	—	4,477	—	4,477
Costs and Expenses
Cost of products sold	—	—	4,210	—	4,210
Operating expenses	—	—	41	—	41
Selling, general and administrative expenses	—	—	30	—	30
Depreciation and amortization expense	—	—	69	—	69
Total Costs and Expenses	—	—	4,350	—	4,350
Operating Income	—	—	127	—	127
Interest cost and debt expense, net	—	(25)	(1)	—	(26)
Capitalized interest	—	10	—	—	10
Other income	—	—	4	—	4
Equity in earnings of subsidiaries	107	122	—	(229)	—
Income (Loss) Before Provision for Income Taxes	107	107	130	(229)	115
Provision for income taxes	—	—	(5)	—	(5)
Net Income (Loss)	107	107	125	(229)	110
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$107	$107	$122	$(229)	$107

Comprehensive Income (Loss)	$107	$107	$125	$(229)	$110
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$107	$107	$122	$(229)	$107

Condensed Consolidating Balance Sheet
March 31, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$54	$—	$—	$54
Accounts receivable, affiliated companies	—	—	44	—	44
Accounts receivable, net	—	—	1,458	—	1,458
Inventories	—	—	609	—	609
Other current assets	—	—	5	—	5
Total Current Assets	—	54	2,116	—	2,170
Properties, plants and equipment, net	—	—	9,210	—	9,210
Investment in affiliates	6,124	9,154	234	(15,278)	234
Long-term note receivable, affiliated companies	—	—	23	—	23
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	757	—	757
Other assets	—	32	40	—	72
Total Assets	$6,124	$9,240	$13,738	$(15,278)	$13,824
Liabilities and Equity
Accounts payable	$—	$—	$1,632	$—	$1,632
Accounts payable, affiliated companies	—	—	17	—	17
Accrued liabilities	1	63	92	—	156
Accrued taxes payable	—	—	35	—	35
Intercompany	(1,028)	(1,369)	2,397	—	—
Total Current Liabilities	(1,027)	(1,306)	4,173	—	1,840
Long-term debt	—	4,422	35	—	4,457
Other deferred credits and liabilities	—	—	80	—	80
Deferred income taxes	—	—	247	—	247
Total Liabilities	(1,027)	3,116	4,535	—	6,624
Redeemable noncontrolling interests	—	—	15	—	15
Total Equity	7,151	6,124	9,188	(15,278)	7,185
Total Liabilities and Equity	$6,124	$9,240	$13,738	$(15,278)	$13,824

Condensed Consolidating Balance Sheet
December 31, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$101	$—	$—	$101
Accounts receivable, affiliated companies	—	3	6	—	9
Accounts receivable, net	—	—	1,766	—	1,766
Inventories	—	—	470	—	470
Other current assets	—	—	3	—	3
Total Current Assets	—	104	2,245	—	2,349
Properties, plants and equipment, net	—	—	8,849	—	8,849
Investment in affiliates	6,189	9,168	226	(15,357)	226
Long-term note receivable, affiliated companies	—	—	17	—	17
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	770	—	770
Other assets	—	28	47	—	75
Total Assets	$6,189	$9,300	$13,512	$(15,357)	$13,644
Liabilities and Equity
Accounts payable	$—	$—	$1,934	$—	$1,934
Accounts payable, affiliated companies	—	—	21	—	21
Accrued liabilities	—	58	246	—	304
Accrued taxes payable	—	—	52	—	52
Intercompany	(489)	(1,172)	1,661	—	—
Total Current Liabilities	(489)	(1,114)	3,914	—	2,311
Long-term debt	—	4,225	35	—	4,260
Other deferred credits and liabilities	—	—	71	—	71
Deferred income taxes	—	—	249	—	249
Total Liabilities	(489)	3,111	4,269	—	6,891
Redeemable noncontrolling interests	—	—	15	—	15
Total Equity	6,678	6,189	9,228	(15,357)	6,738
Total Liabilities and Equity	$6,189	$9,300	$13,512	$(15,357)	$13,644

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows provided by (used in) Operating Activities	$36	$38	$(50)	$(100)	$(76)
Cash Flows provided by (used in) Investing Activities:
Capital expenditures	—	—	(567)	—	(567)
Acquisitions	—	—	(131)	—	(131)
Change in long-term note receivable, affiliated companies	—	—	(6)	—	(6)
Intercompany	(579)	(280)	759	100	—
Net cash provided by (used in) investing activities	(579)	(280)	55	100	(704)
Cash Flows provided by (used in) Financing Activities:
Distributions paid to limited and general partners	(146)	—	—	—	(146)
Net proceeds from issuance of limited partner units	689	—	—	—	689
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(8)	—	(8)
Repayments under credit facilities	—	(750)	—	—	(750)
Borrowings under credit facilities	—	950	—	—	950
Contributions attributable to acquisition from affiliate	—	—	3	—	3
Other	—	(5)	—	—	(5)
Net cash provided by (used in) financing activities	543	195	(5)	—	733
Net change in cash and cash equivalents	—	(47)	—	—	(47)
Cash and cash equivalents at beginning of period	—	101	—	—	101
Cash and cash equivalents at end of period	$—	$54	$—	$—	$54

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows provided by (used in) Operating Activities	$107	$79	$(81)	$(230)	$(125)
Cash Flows provided by (used in) Investing Activities:
Capital expenditures	—	—	(423)	—	(423)
Investment in joint ventures	—	—	(42)	—	(42)
Intercompany	(211)	(567)	548	230	—
Net cash provided by (used in) investing activities	(211)	(567)	83	230	(465)
Cash Flows provided by (used in) Financing Activities:
Distributions paid to limited and general partners	(104)	—	—	—	(104)
Distributions paid to noncontrolling interests	(2)	—	—	—	(2)
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(6)	—	(6)
Borrowings under credit facilities	—	750	—	—	750
Repayment of senior notes	—	(175)	—	—	(175)
Advances to affiliated companies, net	210	1	14	—	225
Contributions attributable to acquisition from affiliate	—	—	3	—	3
Net cash provided by financing activities	104	576	11	—	691
Net change in cash and cash equivalents	—	88	13	—	101
Cash and cash equivalents at beginning of period	—	12	27	—	39
Cash and cash equivalents at end of period	$—	$100	$40	$—	$140

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table summarizes our consolidated operating results for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in millions, except per unit data)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,453	$4,171
Affiliates	119	306
Total Revenues	2,572	4,477
Costs and Expenses
Cost of products sold	2,309	4,210
Operating expenses	49	41
Selling, general and administrative expenses	25	30
Depreciation and amortization expense	82	69
Impairment charge and other matters	41	—
Total Costs and Expenses	2,506	4,350
Operating Income	66	127
Interest cost and debt expense, net	(50)	(26)
Capitalized interest	21	10
Other income	6	4
Income Before Provision for Income Taxes	43	115
Provision for income taxes	(6)	(5)
Net Income	37	110
Less: Net income attributable to noncontrolling interests	(1)	(3)
Net Income Attributable to Sunoco Logistics Partners L.P.	$36	$107
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit: (1)
Basic	$(0.10)	$0.33
Diluted	$(0.10)	$0.33

(1)	Amounts reflect the second quarter 2014 two-for-one unit split.
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

The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net Income	$37	$110
Interest expense, net	29	16
Depreciation and amortization expense	82	69
Impairment charge and other matters	41	—
Provision for income taxes	6	5
Non-cash compensation expense	4	5
Unrealized (gains) losses on commodity risk management activities	15	(1)
Amortization of excess investment in joint venture interests	1	—
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	6	4
Adjusted EBITDA	221	208
Interest expense, net	(29)	(16)
Provision for current income taxes (1)	(8)	(7)
Amortization of fair value adjustments on long-term debt	(3)	(4)
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(8)	(6)
Maintenance capital expenditures	(15)	(18)
Distributable cash flow attributable to noncontrolling interests (1)	(1)	(3)
Contributions attributable to acquisition from affiliate	3	3
Distributable Cash Flow (1)	$160	$157

(1)
During the third quarter 2014, we changed our definition of distributable cash flow to conform to the presentation utilized by Energy Transfer Partners, L.P., ("ETP") the controlling member of our general partner. This change did not have a material impact on our distributable cash flows. Prior period amounts have been recast to conform to current presentation.

Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to SXL") was $36 and $107 million for the three months ended March 31, 2015 and 2014, respectively. Results for the three months ended March 31, 2015 included a $41 million inventory write down which was largely attributable to the decline of crude oil prices in the first quarter 2015. Excluding this non-cash item, net income attributable to SXL decreased $30 million compared to the prior year period. The decrease was primarily attributable to lower operating results from our Terminal Facilities segment, higher net interest expense, and higher depreciation and amortization expense. These impacts were partially offset by higher operating results from our Products Pipelines and Crude Oil Acquisition and Marketing segments. See "Analysis of Operating Segments" and "Liquidity and Capital Resources" below for additional details on operating results.
Analysis of Operating Segments
We manage our operations through four operating segments: Crude Oil Pipelines, Crude Oil Acquisition and Marketing, Terminal Facilities and Products Pipelines.

Crude Oil Pipelines
Our Crude Oil Pipelines segment consists of crude oil trunk and gathering pipelines in the southwest and midwest United States, including those owned by our joint venture interests. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our transportation services to deliver crude oil and other feedstocks to refineries within those regions. Rates for shipments on these pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") and the Railroad Commission of Texas.
The following table summarizes the operating results and key operating measures for our Crude Oil Pipelines segment for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$79	$75
Intersegment revenue	56	56
Total sales and other operating revenue	$135	$131
Depreciation and amortization expense	$27	$24
Adjusted EBITDA	$95	$93
Pipeline throughput (thousands of barrels per day ("bpd"))	2,124	2,041
Pipeline revenue per barrel (cents)	70.8	71.6
Adjusted EBITDA for the Crude Oil Pipelines segment increased $2 million to $95 million for the three months ended March 31, 2015, as compared to $93 million for the three months ended March 31, 2014. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($10 million) largely driven by expansion projects placed into service in Texas and Oklahoma during 2014. This increase was largely offset by lower average pipeline revenue per barrel ($7 million) which was impacted by reduced volumes on higher-priced tariff movements.

Crude Oil Acquisition and Marketing
Our Crude Oil Acquisition and Marketing segment reflects the sale of gathered and bulk purchased crude oil. The crude oil acquisition and marketing operations generate substantial revenue and cost of products sold as a result of the significant volume of crude oil bought and sold. The absolute price levels of crude oil normally do not bear a relationship to gross profit, although the price levels significantly impact revenue and costs of products sold. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross profit for the Crude Oil Acquisition and Marketing segment. The operating results of the Crude Oil Acquisition and Marketing segment are affected by overall levels of supply and demand for crude oil and relative fluctuations in market related indices. To the extent there are periods of sustained crude oil price declines, drilling activity could decline, impacting the volume of crude oil we buy and sell. Generally, we expect a base level of earnings from our Crude Oil Acquisition and Marketing segment that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated structure. Our management believes gross profit, which is equal to sales and other operating revenue less cost of products sold and operating expenses, is a key measure of financial performance for the Crude Oil Acquisition and Marketing segment. Although we implement risk management activities to provide general stability in our margins, these margins are not fixed and will vary from period to period.
The following table summarizes the operating results and key operating measures for our Crude Oil Acquisition and Marketing segment for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$2,151	$3,824
Affiliates	57	269
Intersegment revenue	—	1
Total sales and other operating revenue	$2,208	$4,094
Depreciation and amortization expense	$12	$12
Impairment charge and other matters (1)	68	—
Adjusted EBITDA	$31	$12
Crude oil purchases (thousands of bpd)	898	840
Gross profit per barrel purchased (cents) (2)	46.0	25.7
Average crude oil price (per barrel)	$48.57	$98.61

(1)	In the first quarter 2015, we recognized a non-cash impairment charge to write down crude oil inventory resulting from the decline in commodity prices.

(2)	Represents total segment sales and other operating revenue less cost of products sold and operating expenses, divided by total crude oil purchases.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment increased $19 million to $31 million for the three months ended March 31, 2015, as compared to $12 million for the three months ended March 31, 2014. The increase in Adjusted EBITDA was primarily attributable to higher realized crude oil margins ($17 million) compared to the prior year period. Increased crude oil volumes ($1 million) resulting from 2014 acquisitions and the expansion of our crude oil trucking fleet also contributed to the increase.

Terminal Facilities
Our Terminal Facilities segment consists of crude oil, refined products and natural gas liquids ("NGL") terminals, as well as a products acquisition and marketing business. The Terminal Facilities segment earns revenue by providing storage, terminalling, blending and other ancillary services to our customers, as well as through the sale of refined products and NGLs.
The following table summarizes the operating results and key operating measures for our Terminal Facilities segment for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$180	$237
Affiliates	52	32
Intersegment revenue	12	18
Total sales and other operating revenue	$244	$287
Depreciation and amortization expense	$31	$26
Impairment charge and other matters (1)	$(27)	$—
Adjusted EBITDA	$52	$86
Terminal throughput (thousands of bpd):
Refined products terminals	423	413
Nederland terminal	1,298	1,322
Refinery terminals	178	226

(1)	In the first quarter 2015, we reversed inventory reserves related to the write down of refined products and NGLs that were recorded in the fourth quarter 2014.
Adjusted EBITDA for the Terminal Facilities segment decreased $34 million to $52 million for the three months ended March 31, 2015, as compared to $86 million for the three months ended March 31, 2014. The decrease in Adjusted EBITDA was primarily attributable to lower results from our products acquisition and marketing activities ($45 million). During the first quarter 2015, we utilized our storage capabilities to increase our level of certain refined products inventories in order to capture the contango market structure. These inventory positions, combined with the timing of butane blending sales, were negatively impacted by last-in, first-out inventory accounting during the quarter. This decrease in operating results was partially offset by higher contributions from our bulk marine and refined products terminals ($10 million).

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
The following table summarizes the operating results and key operating measures for our Products Pipelines segment for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$43	$35
Affiliates	10	5
Intersegment revenue	10	1
Total sales and other operating revenue	$63	$41
Depreciation and amortization expense	$12	$7
Adjusted EBITDA	$43	$17
Pipeline throughput (thousands of bpd) (1) (2)	589	457
Pipeline revenue per barrel (cents)(1)	118.8	100.8

(1)	Excludes amounts attributable to equity interests which are not consolidated.

(2)	Prior period throughput volumes have been recast to exclude certain pipeline movements which result in revenues that are not material.
Adjusted EBITDA for the Products Pipelines segment increased $26 million to $43 million for the three months ended March 31, 2015, as compared to $17 million for the three months ended March 31, 2014. The increase in Adjusted EBITDA was due primarily to higher throughput volumes ($12 million) and higher average pipeline revenue per barrel ($10 million), which were largely driven by contributions from the Mariner NGL pipeline projects. Increased contributions from joint venture interests ($5 million) also contributed to the increase.

Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our $2.50 billion Credit Facility are our primary sources of liquidity. At March 31, 2015, we had a net working capital surplus of $330 million and available borrowing capacity of $2.15 billion under our revolving credit facilities. We supplement our cash flows from operations with proceeds from our at-the-market equity offering program ("ATM program") and periodically with debt and equity financing activities.
Credit Facilities
In March 2015, we amended and restated our $1.50 billion Credit Facility, which was scheduled to mature in November 2018. The amended and restated credit facility is a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, that will continue to fund our working capital requirements, finance acquisitions and capital projects, and be used for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. Outstanding borrowings under this credit facility were $350 and $150 million at March 31, 2015 and December 31, 2014, respectively.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.4 to 1 at March 31, 2015, as calculated in accordance with the credit agreement.
The West Texas Gulf $35 million revolving credit facility matured in April 2015 and was repaid with borrowings from the $2.50 billion Credit Facility.
Senior Notes
We had $175 million of 8.75 percent senior notes which matured and were repaid in February 2014.
Equity Offerings
In the first quarter 2014, we filed a registration statement and established a $250 million ATM program. The program allows us to issue common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. In the third quarter 2014, we filed a registration statement which will allow issuance of up to an additional $1.0 billion of common units directly to the public under the ATM program. For the three months ended March 31, 2015, we issued 3.4 million common units under this program, for net proceeds of $142 million. We did not issue any equity under this program for the three months ended March 31, 2014.
In March 2015, we completed an overnight public offering of 13.5 million common units for net proceeds of $547 million. The net proceeds from this offering were used to repay outstanding borrowings under the $2.50 billion Credit Facility and for general partnership purposes. In April 2015, an additional 2.0 million common units were issued for net proceeds of $82 million related to the exercise of an option in connection with the March 2015 offering.

Cash Flows and Capital Expenditures
Operating Activities
Cash flows from operating activities are primarily driven by earnings, excluding the impact of non-cash items, the timing of cash receipts and disbursements related to accounts receivable and payable, and the timing of inventory transactions and changes in other working capital amounts. Non-cash items include depreciation, amortization, and impairment charges and related matters. See the Analysis of Consolidated Operating Results, above, for more information on changes in our consolidated earnings.
Net cash used in operating activities for the three months ended March 31, 2015 of $76 million was primarily related to a $247 million increase in working capital, largely attributable to a decrease in net payables and an increase in inventory volumes. These uses of cash were partially offset by net income of $37 million, adjusted for non-cash charges totaling $123 million for depreciation and amortization and for the net write down of commodity inventories.
Net cash used in operating activities for the three months ended March 31, 2014 of $125 million was primarily related to a $297 million increase in working capital attributable to increased inventories and accounts receivable, partially offset by increased accounts payable. This was partially offset by net income of $110 million and non-cash charges for depreciation and amortization of $69 million.
Investing Activities
Cash flows used in investing activities relate primarily to our capital expenditures, including maintenance and expansion capital expenditures, acquisitions and investments in joint venture interests. See "Capital Requirements" below for additional details on our investing activities.
In addition to $567 million of cash used for expansion and maintenance capital expenditures, net cash used in investing activities for the three months ended March 31, 2015 included the $131 million acquisition of the remaining noncontrolling interest in West Texas Gulf.
Net cash used in investing activities of $465 million for the three months ended March 31, 2014 related to expansion capital projects, maintenance capital on our existing assets and a $42 million acquisition of additional ownership interests in Explorer Pipeline Company.
Financing Activities
Cash flows from financing activities relate primarily to the payment of distributions to partners; proceeds from senior note offerings, as well as overnight equity and ATM offerings; borrowings and repayments under our credit facilities; and the cash impacts of debt and equity activities.
Net cash provided by financing activities for the three months ended March 31, 2015 of $733 million resulted primarily from $689 million of net proceeds from the overnight public offering and our ATM program and the $200 million of net borrowings under our $2.50 billion Credit Facility. These sources of cash were partially offset by $146 million in distributions paid to limited partners and the general partner.
Net cash provided by financing activities in 2014 of $691 million resulted primarily from $750 million of borrowings under our credit facilities and the $225 million decrease in advances to affiliates. This source of cash was partially offset by $104 million in distributions paid to limited partners and the general partner and the $175 million repayment of the 8.75 percent Senior Notes in February 2014.
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

•	Acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.

The following table summarizes our capital expenditures for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Expansion	$423	$465
Maintenance	15	18
Acquisitions	131	—
Investment in joint venture interests	—	42
Total	$569	$525
Expansion capital expenditures for the three months ended March 31, 2015 and 2014 included projects to: invest in the previously announced Mariner projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through previously announced expansion capital projects in Texas and Oklahoma; expand the service capabilities of our products acquisition and marketing business; and upgrade the service capabilities at our bulk marine terminals. We expect total expansion capital spending, excluding acquisitions and investment in joint venture interests, to be approximately $2.5 billion in 2015, including spending on our previously announced growth projects and to capture more value from existing assets such as the Marcus Hook Industrial Complex, our bulk marine terminals, our pipeline assets and our patented blending technology.
The increase in the 2015 expansion capital spending estimate also includes our announced agreement with ETP to participate in the Bakken Pipeline project, which is jointly owned by ETP and Phillips 66. The project consists of existing and newly constructed pipelines that are expected to provide aggregate takeaway capacity of approximately 470,000 barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminalling hubs in the Midwest and Gulf Coast, including our Nederland terminal. The ultimate takeaway capacity target for the project is 570,000 barrels per day. The pipeline system is supported by long-term fee based contracts and is expected to begin commercial operations in the fourth quarter of 2016. We will fund our proportionate share of the construction costs and expect to have a 30 percent interest in the project. We also anticipate reaching agreement with ETP to become the operator of the pipeline system.
Maintenance capital expenditures for both periods presented primarily included recurring expenditures such as pipeline integrity costs; pipeline relocations; repair and upgrade of field instrumentation, including measurement devices; repair and replacement of tank floors and roofs; upgrades of cathodic protection systems; crude trucks and related equipment; and the upgrade of pump stations. We continue to estimate our maintenance capital spending to be approximately $70 million in 2015.
Acquisitions for the three months ended March 31, 2015 consisted of our acquisition of the remaining noncontrolling interest in West Texas Gulf.
Investment in joint venture interests for the three months ended March 31, 2014 consisted of our acquisition of an additional ownership interest in Explorer Pipeline Company, which increased our ownership interest from 9.4 percent to 13.3 percent.
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
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At March 31, 2015, we had $385 million of variable-rate borrowings under the revolving credit facilities. Outstanding borrowings bear interest cost at LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable-rate debt arrangements. Our weighted average interest rate on our variable-rate borrowings was approximately 1 percent at March 31, 2015. A one-percent movement in the weighted average rate would have impacted interest expense by approximately $1 million for the quarter ended March 31, 2015.
At March 31, 2015, we had $3.98 billion of fixed-rate borrowings which was comprised of our outstanding senior notes. This amount excludes the $103 million of unamortized fair value adjustments resulting from the application of push-down accounting in connection with the acquisition of our general partner by ETP. The estimated fair value of our senior notes was $4.16 billion at March 31, 2015. A hypothetical one-percent movement in interest rates would have impacted the fair value of our fixed-rate borrowings by approximately $510 million.
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
We do not use futures or other derivative instruments to speculate on crude oil, refined products or natural gas liquids ("NGL") prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products and NGLs purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At March 31, 2015, the fair market value of our open derivative positions resulted in a net position of less than $1 million on 6.9 million barrels of crude oil, refined products and NGLs. These derivative positions vary in length but do not extend beyond one year.
For additional information concerning our commodity market risk activities, see Note 14 to the condensed consolidated financial statements.

Forward-Looking Statements
Some of the information in this quarterly report on Form 10-Q discusses our goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or states other information relating to us, based on the current beliefs of our management as well as assumptions made by, and information currently available to, our management.
Words such as "may," "anticipates," "believes," "expects," "estimates," "planned," "scheduled" or similar phrases or expressions identify forward-looking statements. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in the supply of, or demand for crude oil, refined products and NGLs that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, refined products and NGLs we buy and sell;

•	An increase in the competition encountered by our terminals, pipelines and products acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations governing the composition of the products that we transport, terminal and store;

•	Improvements in energy efficiency and development of technology resulting in reduced demand for refined petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws, and interpretations of both;

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
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership's reports under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer and Treasurer of Sunoco Partners LLC (the Partnership's general partner), as appropriate, to allow timely decisions regarding required disclosure.
As of March 31, 2015, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer and its Chief Financial Officer and Treasurer, concluded that the Partnership's disclosure controls and procedures were effective.
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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
There are certain pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, financial position or cash flows at March 31, 2015.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item IA. of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 26, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
$2,500,000,000 Amended and Restated Credit Agreement dated as of March 20, 2015, among Sunoco Logistics Partners Operations L.P., as the Borrower; Sunoco Logistics Partners L.P., as the Guarantor; Citibank, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer; and the other LC Issuers and Lenders party thereto.

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

101.1
The following financial information from Sunoco Logistics Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Sunoco Logistics Partners L.P.

By:	/S/ PETER J. GVAZDAUSKAS
Peter J. Gvazdauskas
Chief Financial Officer and Treasurer Sunoco Partners LLC
Date: May 7, 2015