Form 10-Q
period 2015-06-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2015-08-06
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 1, 2015, the number of the registrant’s Common Units outstanding were 253,107,536.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per unit amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,996	$4,412	$5,449	$8,583
Affiliates (Note 4)	206	409	325	715
Total Revenues	3,202	4,821	5,774	9,298
Costs and Expenses
Cost of products sold	2,821	4,517	5,130	8,727
Operating expenses	55	28	104	69
Selling, general and administrative expenses	25	22	50	52
Depreciation and amortization expense	94	74	176	143
Impairment charge and other matters (Notes 6 and 16)	(100)	—	(59)	—
Total Costs and Expenses	2,895	4,641	5,401	8,991
Operating Income	307	180	373	307
Interest cost and debt expense, net	(52)	(37)	(102)	(63)
Capitalized interest	21	16	42	26
Other income	6	7	12	11
Income Before Provision for Income Taxes	282	166	325	281
Provision for income taxes (Note 8)	(5)	(8)	(11)	(13)
Net Income	277	158	314	268
Net income attributable to noncontrolling interests	—	(2)	(1)	(5)
Net income attributable to redeemable noncontrolling interests	(1)	—	(1)	—
Net Income Attributable to Sunoco Logistics Partners L.P.	276	156	312	263
Less: General Partner's interest	(71)	(44)	(131)	(82)
Limited Partners' interest	$205	$112	$181	$181

Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$0.83	$0.54	$0.76	$0.87
Diluted	$0.83	$0.53	$0.75	$0.86

Weighted average Limited Partners' units outstanding (Note 5):
Basic	246.7	208.4	238.9	208.2
Diluted	247.5	209.6	239.8	209.3

Net Income	$277	$158	$314	$268
Adjustment to affiliate's pension funded status	—	1	(1)	1
Other Comprehensive Loss	—	1	(1)	1
Comprehensive Income	277	159	313	269
Less: Comprehensive income attributable to noncontrolling interests	—	(2)	(1)	(5)
Less: Comprehensive income attributable to redeemable noncontrolling interests	(1)	—	(1)	—
Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$276	$157	$311	$264

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$58	$101
Accounts receivable, affiliated companies (Note 4)	52	9
Accounts receivable, net	1,777	1,766
Inventories (Note 6)	730	470
Other current assets	17	3
Total Current Assets	2,634	2,349
Properties, plants and equipment	10,287	9,358
Less accumulated depreciation and amortization	(658)	(509)
Properties, plants and equipment, net	9,629	8,849
Investment in affiliates	238	226
Long-term note receivable, affiliated companies (Note 4)	26	17
Goodwill	1,358	1,358
Intangible assets, net (Note 7)	744	770
Other assets	69	75
Total Assets	$14,698	$13,644
Liabilities and Equity
Accounts payable	$1,888	$1,934
Accounts payable, affiliated companies (Note 4)	15	21
Accrued liabilities	166	304
Accrued taxes payable (Note 8)	48	52
Total Current Liabilities	2,117	2,311
Long-term debt (Note 9)	4,619	4,260
Other deferred credits and liabilities	74	71
Deferred income taxes (Note 8)	246	249
Total Liabilities	7,056	6,891
Commitments and contingent liabilities (Note 10)
Redeemable noncontrolling interests	15	15
Total Equity	7,627	6,738
Total Liabilities and Equity	$14,698	$13,644
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$314	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	176	143
Impairment charge and other matters	(59)	—
Deferred income tax benefit	(3)	(2)
Amortization of bond premium	(6)	(8)
Non-cash compensation expense	8	8
Equity in earnings of unconsolidated affiliates	(13)	(11)
Distributions from unconsolidated affiliates	10	6
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(43)	(1)
Accounts receivable, net	(31)	(600)
Inventories	(201)	29
Accounts payable, affiliated companies	(6)	17
Accounts payable and accrued liabilities	(52)	369
Accrued taxes payable	(4)	3
Unrealized (gains) losses on commodity risk management activities	23	7
Other	(1)	(7)
Net cash provided by operating activities	112	221
Cash Flows from Investing Activities:
Capital expenditures	(1,074)	(1,019)
Investment in joint venture interests	—	(42)
Acquisitions, net of cash received	(131)	(65)
Change in long-term note receivable, affiliated companies	(9)	(4)
Net cash used in investing activities	(1,214)	(1,130)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(311)	(215)
Distributions paid to noncontrolling interests	—	(4)
Net proceeds from issuance of limited partner units	1,013	102
Payments of statutory withholding on net issuance of limited partner units under LTIP	(9)	(6)
Repayments under credit facilities	(1,160)	(1,220)
Borrowings under credit facilities	1,525	1,270
Repayments of senior notes	—	(175)
Net proceeds from issuance of long-term debt	—	989
Advances to affiliated companies, net	—	239
Contributions attributable to acquisition from affiliate	6	6
Other	(5)	—
Net cash provided by financing activities	1,059	986
Net change in cash and cash equivalents	(43)	77
Cash and cash equivalents at beginning of period	101	39
Cash and cash equivalents at end of period	$58	$116
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 1, 2014	$5,292	$912	$—	$121	$6,325
Net Income	181	82	—	5	268
Adjustment to affiliate's pension funded status	—	—	1	—	1
Total comprehensive income	181	82	1	5	269
Issuance of limited partner units to the public	102	2	—	—	104
Non-cash compensation expense	8	—	—	—	8
Distribution equivalent rights	(3)	—	—	—	(3)
Payments of statutory withholding on issuance under LTIP	(6)	—	—	—	(6)
Distributions	(141)	(74)	—	(4)	(219)
Contributions attributable to acquisition from affiliate	6	—	—	—	6
Balance at June 30, 2014	$5,439	$922	$1	$122	$6,484

Balance at January 1, 2015	$5,752	$925	$1	$60	$6,738
Net Income	181	131	—	1	313
Adjustment to affiliate's pension funded status	—	—	(1)	—	(1)
Total comprehensive income (loss)	181	131	(1)	1	312
Issuance of limited partner units to the public	1,013	—	—	—	1,013
Non-cash compensation expense	8	—	—	—	8
Distribution equivalent rights	(1)	—	—	—	(1)
Payments of statutory withholding on issuance under LTIP	(9)	—	—	—	(9)
Distributions	(195)	(116)	—	—	(311)
Contributions attributable to acquisition from affiliate	6	—	—	—	6
Acquisition of a noncontrolling interest in a consolidated subsidiary	(103)	(2)	—	(26)	(131)
Other	2	—	—	—	2
Balance at June 30, 2015	$6,654	$938	$—	$35	$7,627
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
The consolidated financial statements reflect the results of the Partnership and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. At June 30, 2015, the Partnership held a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), and Price River Terminal, LLC ("PRT"), and as such, these entities are reflected as consolidated subsidiaries of the Partnership. In January 2015, the Partnership acquired the outstanding noncontrolling interest in the West Texas Gulf Pipe Line Company ("West Texas Gulf"), which resulted in West Texas Gulf becoming a wholly-owned subsidiary of the Partnership. The Partnership is not the primary beneficiary of any variable interest entities ("VIEs"). All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests in net income and equity are shown separately in the condensed consolidated statements of comprehensive income and equity. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.
In May 2014, the Financial Accounting Standards Board ("FASB") codified guidance related to the recognition of revenue from contracts with customers. The new guidance outlines the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods, with early adoption permitted. The Partnership is currently assessing the impact, if any, that adoption of new guidance will have on its consolidated financial position and results of operations.
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in annual financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2014 has been derived from the Partnership's audited financial statements for the year ended December 31, 2014. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. The Partnership expects the interim increase in the quantity of crude oil inventory to decline by year end and therefore has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the six months ended June 30, 2015 are not necessarily indicative of results for the full year 2015.
Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current-year presentation.

2. Changes in Business and Other Matters
In July 2015, the Partnership announced its agreement with Energy Transfer Partners, L.P. ("ETP") and Phillips 66 to participate in the Bayou Bridge pipeline project. The project currently consists of newly constructed pipeline that will deliver crude oil from SXL and Phillips 66 terminals in Nederland, Texas, to Lake Charles, Louisiana. Commercial operations are expected to begin in the first quarter 2016.
The Partnership will be the operator of the pipeline and will maintain a 30 percent interest in the project. The Partnership will fund its proportionate share of the cost of the project, which will be accounted for as an equity method investment within the Partnership’s Crude Oil Pipeline segment.

In the second quarter 2014, the Partnership entered into a joint agreement for 49 percent economic and voting interest in Bayview Refining Company, LLC ("Bayview"). Bayview will construct and operate a facility to process crude oil into intermediate petroleum products and will be accounted for as a variable interest entity for which the Partnership is not the primary beneficiary. Through June 30, 2015, the joint owners have made contributions to fund construction totaling $50 million. The facility is expected to be fully operational in the second half of 2015. The Partnership's investment in Bayview is reflected as an equity method investment within the Crude Oil Acquisition and Marketing segment.
In connection with the formation of Bayview, the joint owners agreed to guarantee the obligations of the entity with respect to certain third-party operating agreements over a ten-year term. The fair value of the liability recognized in connection with the guarantee was not material in relation to the Partnership’s financial position at June 30, 2015.
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
Also in the second quarter 2014, the Partnership acquired a 55 percent economic and voting interest in Price River Terminal, LLC ("PRT"), a rail facility in Wellington, Utah. As the Partnership acquired a controlling financial interest in PRT, the entity is reflected as a consolidated subsidiary of the Partnership from the acquisition date and is included in the Crude Oil Acquisition and Marketing segment. The terms of the acquisition provide PRT’s noncontrolling interest holders the option to sell their interests to the Partnership at a price defined in the agreement. As a result, the noncontrolling interests attributable to PRT are excluded from total equity and are instead reflected as a redeemable interests in the Partnership’s condensed consolidated balance sheet.
The $65 million purchase price for these acquisitions (net of cash received) consisted primarily of net working capital largely attributable to inventory ($22 million), properties, plants and equipment ($14 million), and intangible assets ($28 million). These fair value allocations also resulted in an increase to goodwill ($13 million) and redeemable noncontrolling interests ($15 million).
No pro forma information has been presented, as the impact of these acquisitions was not material in relation to the Partnership's consolidated financial position or results of operations.

4. Related Party Transactions
The Partnership is a consolidated subsidiary of ETP. ETP and one of its affiliates own Sunoco Partners LLC, the Partnership's general partner, and a 26.5 percent limited partner interest in the Partnership. The Partnership has various operating and administrative agreements with ETP and its affiliates, which include the agreements described below.
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
The Partnership's note receivable in connection with its interest in Bayview (Note 2) is reflected in long-term note receivable, affiliated companies, in the condensed consolidated balance sheet.
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

5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit
The general partner's interest in net income attributable to SXL consists of its approximate two percent general partner interest and "incentive distributions," which are increasing percentages of up to 50 percent of quarterly distributions in excess of $0.0833 per common unit (Note 12). The general partner was allocated net income attributable to SXL of $71 and $44 million (representing 26 and 28 percent of total net income attributable to SXL) for the three months ended June 30, 2015 and 2014, respectively. The general partner was allocated net income attributable to SXL of $131 and $82 million (representing 42 and 31 percent of total net income attributable to SXL) for the six months ended June 30, 2015 and 2014, respectively. Diluted net income attributable to SXL per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to SXL by the sum of the weighted average number of common units outstanding and the dilutive effect of unvested incentive unit awards (Note 13).

The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income attributable to SXL per limited partner unit to those used to compute diluted net income attributable to SXL per limited partner unit for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Weighted average number of units outstanding, basic	246.7	208.4	238.9	208.2
Add effect of dilutive incentive awards	0.8	1.2	0.9	1.1
Weighted average number of units, diluted	247.5	209.6	239.8	209.3

6. Inventories
The components of inventories are as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Crude oil	$599	$364
Refined products and NGLs	115	90
Refined products additives	2	4
Materials, supplies and other	14	12
Total Inventories	$730	$470
In the fourth quarter 2014, the Partnership established lower of cost or market ("LCM") reserves of $231 and $27 million, respectively, on its crude oil and products inventories as a result of declining commodity prices. At June 30, 2015, the LCM reserves amounted to $194 and $5 million, respectively, on the Partnership's crude oil and products inventories.

7. Intangible Assets
The components of intangible assets are as follows:

	Weighted Average Amortization Period	June 30, 2015	December 31, 2014
	(in years)	(in millions)
Gross
Customer relationships	18	$836	$836
Technology	10	47	47
Total gross		883	883
Accumulated amortization
Customer relationships		(126)	(102)
Technology		(13)	(11)
Total accumulated amortization		(139)	(113)
Total Net		$744	$770
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

Amortization expense was $13 and $12 million for the three months ended June 30, 2015 and 2014, respectively, and $26 and $25 million for the six months ended June 30, 2015 and 2014, respectively. The Partnership forecasts annual amortization expense of $52 million in 2015 and approximately $51 million of annual amortization expense for each year thereafter, through 2019, for these intangible assets.
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

9. Debt
The components of the Partnership's debt balance are as follows:

	June 30, 2015	December 31, 2014

Credit Facilities	(in millions)
$2.50 billion Credit Facility, due March 2020	$550	$150
$35 million Credit Facility, matured and repaid April 2015	—	35
Senior Notes
Senior Notes - 6.125%, due May 2016 (1)	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25% due April 2024	500	500
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30% due April 2044	700	700
Senior Notes - 5.35% due May 2045	800	800
Unamortized fair value adjustments	100	106
Total debt	4,625	4,266
Less:
Unamortized bond discount	(6)	(6)
Long-term debt	$4,619	$4,260

(1)	The 6.125 percent Senior Notes were classified as long-term debt at June 30, 2015 as the Partnership has the ability and intent to refinance such borrowings on a long-term basis.

Credit Facilities
In March 2015, the Operating Partnership amended and restated its $1.50 billion Credit Facility, which was scheduled to mature in November 2018. The amended and restated credit facility is a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, that will continue to fund the Partnership's working capital requirements, finance acquisitions and capital projects, and be used for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. In June 2015, the $2.5 billion Credit Facility was amended to create a segregated tranche of borrowings that will be guaranteed by ETP. The amendment did not modify the outstanding borrowings, total capacity or terms of the facility. The facility bears interest at LIBOR or the Base Rate (as defined in the facility), each plus an applicable margin. The credit facility may be repaid at any time. Outstanding borrowings under this credit facility were $550 and $150 million at June 30, 2015 and December 31, 2014, respectively.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.3 to 1 at June 30, 2015, as calculated in accordance with the credit agreement.
The West Texas Gulf $35 million revolving credit facility matured in April 2015 and was repaid with borrowings from the $2.50 billion Credit Facility.
Senior Notes
In April 2014, the Operating Partnership issued $300 million of 4.25 percent Senior Notes and $700 million of 5.30 percent Senior Notes (the "2024 and 2044 Senior Notes"), due April 2024 and April 2044 respectively. The terms and conditions of the 2024 and 2044 Senior Notes are comparable to those of the Operating Partnership's other outstanding senior notes. The net proceeds from these offerings were used to repay outstanding credit facility borrowings and for general partnership purposes.

10. Commitments and Contingent Liabilities
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At June 30, 2015 and December 31, 2014, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $8 and $14 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or are reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $2 and $3 million for the three months ended June 30, 2015 and 2014, respectively, and $5 and $8 million for the six months ended June 30, 2015 and 2014. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at June 30, 2015.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At June 30, 2015, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $8 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably for the Partnership. Management does not believe that any liabilities which may arise from such claims or the environmental matters discussed above would be material in relation to the Partnership's financial position, results of operations or cash flows at June 30, 2015. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results of operations or cash flows.

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
Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at June 30, 2015. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at June 30, 2015.

11. Equity
The changes in the number of units outstanding from January 1, 2014 through June 30, 2015 are as follows:

Common Units
(in millions)
Balance at January 1, 2014	207.7
Units issued in public offering	7.7
Units issued under ATM program	10.3
Units issued under incentive plans	0.4
Balance at December 31, 2014	226.1
Units issued in public offering	15.5
Units issued under ATM program	9.6
Units issued under incentive plans	0.3
Balance at June 30, 2015	251.5
On June 12, 2014, the Partnership completed a two-for-one split of its common units. The unit split resulted in the issuance of one additional common unit for every one common unit owned. All unit and per unit information included in this report are presented on a post-split basis.
In the first quarter 2014, the Partnership filed a registration statement and established a $250 million ATM program. The program allows the Partnership to issue common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment grade credit ratings. In the third quarter 2014, the Partnership filed a registration statement which allows for issuance of an additional $1.0 billion of common units under the ATM program. In 2014, the Partnership issued 10.3 million common units under the ATM program for net proceeds of $477 million. For the three and six months ended June 30, 2015, the Partnership issued 6.2 and 9.6 million common units under this program, for net proceeds of $242 and $384 million, respectively.
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
The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units through June 30, 2015:

			Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount		General Partner		Unitholders
Minimum Quarterly Distribution		$0.0750	2%		98%
First Target Distribution	up to	$0.0833	2%		98%
Second Target Distribution	above	$0.0833
	up to	$0.0958	15%	(1)	85%
Third Target Distribution	above	$0.0958
	up to	$0.2638	37%	(1)	63%
Thereafter	above	$0.2638	50%	(1)	50%

(1)	Includes general partner interest.
The distributions paid by the Partnership for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
May 15, 2015	$0.4190	$103	$62
February 13, 2015	$0.4000	$92	$54
November 14, 2014	$0.3825	$84	$49
August 14, 2014	$0.3650	$77	$43
May 15, 2014	$0.3475	$72	$39
February 14, 2014	$0.3312	$69	$35
On July 23, 2015, the Partnership's general partner announced a cash distribution of $0.438 per common unit ($1.75 annualized), representing the distribution for the second quarter 2015. The $180 million distribution, including $69 million to the general partner for its interests and incentive distribution rights, will be paid on August 14, 2015 to unitholders of record on August 10, 2015.

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
During the six months ended June 30, 2015 and June 30, 2014, the Partnership issued 0.3 million common units under the LTIP. The Partnership recognized share-based compensation expense of $8 million for the six months ended June 30, 2015 and 2014. Each of the outstanding restricted unit grants have tandem distribution equivalent rights which are recognized as a reduction to equity when earned.
Additionally, the general partner granted 0.1 million phantom unit incentive awards during the six months ended June 30, 2015. The Partnership recognized share-based compensation expense in relation to the phantom units of $0.4 million for the period. The phantom units will be settled in cash upon vesting, and have been accounted for as a liability within the condensed consolidated balance sheet.

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
The Partnership had open derivative positions on approximately 15.2 and 3.6 million barrels of refined products and NGLs at June 30, 2015 and December 31, 2014, respectively. The derivatives outstanding as of June 30, 2015 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of June 30, 2015, the fair value of the Partnership's derivative assets and liabilities were approximately $9 and $16 million, respectively, compared to $29 and $14 million at December 31, 2014. Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.

The following table sets forth the impact of derivatives on the Partnership's results of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Location of Gains (Losses) Recognized in Earnings	(in millions)		(in millions)
Commodity contracts not designated as cash flow hedging instruments:
Sales and other operating revenue	$(7)	$(9)	$(8)	$(9)
Cost of products sold	(10)	(1)	(10)	—
	$(17)	$(10)	$(18)	$(9)
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
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At June 30, 2015, the Partnership had $550 million of consolidated variable-rate borrowings under its revolving credit facilities.

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
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair values of the Partnership's senior notes are determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at June 30, 2015 was $3.80 billion, compared to the carrying amount of $4.08 billion. The estimated aggregate fair value of the senior notes at December 31, 2014 was $4.09 billion, compared to the carrying amount of $4.08 billion.
For further information regarding the Partnership's fair value measurements, see Notes 3 and 14.

16. Business Segment Information
The following tables summarize condensed consolidated statements of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to the Partnership for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Sales and other operating revenue (1)
Crude Oil Pipelines	$135	$138	$270	$269
Crude Oil Acquisition and Marketing	2,680	4,432	4,888	8,526
Terminal Facilities	393	283	637	570
Products Pipelines	77	40	140	81
Intersegment eliminations	(83)	(72)	(161)	(148)
Total sales and other operating revenue	$3,202	$4,821	$5,774	$9,298

Depreciation and amortization
Crude Oil Pipelines	$27	$24	$54	$48
Crude Oil Acquisition and Marketing	14	14	26	26
Terminal Facilities	38	28	69	54
Products Pipelines	15	8	27	15
Total depreciation and amortization	$94	$74	$176	$143

Impairment charge and other matters
Crude Oil Acquisition and Marketing	$(105)	$—	$(37)	$—
Terminal Facilities	5	—	(22)	—
Total impairment charge and other matters	$(100)	$—	$(59)	$—

Adjusted EBITDA
Crude Oil Pipelines	$89	$104	$184	$197
Crude Oil Acquisition and Marketing	41	53	72	65
Terminal Facilities	140	97	192	183
Products Pipelines	56	26	99	43
Total Adjusted EBITDA	326	280	547	488
Interest expense, net	(31)	(21)	(60)	(37)
Depreciation and amortization expense	(94)	(74)	(176)	(143)
Impairment charge and other matters	100	—	59	—
Provision for income taxes	(5)	(8)	(11)	(13)
Non-cash compensation expense	(4)	(3)	(8)	(8)
Unrealized gains (losses) on commodity risk management activities	(8)	(8)	(23)	(7)
Amortization of excess equity method investment	—	(1)	(1)	(1)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(7)	(7)	(13)	(11)
Net Income	277	158	314	268
Less: Net income attributable to noncontrolling interests	—	(2)	(1)	(5)
Less: Net income attributable to redeemable noncontrolling interests	(1)	—	(1)	—
Net Income attributable to Sunoco Logistics Partners L.P.	$276	$156	$312	$263

(1)	Sales and other operating revenue includes the following amounts from ETP and its affiliates for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Crude Oil Acquisition and Marketing	$108	$342	$165	$611
Terminal Facilities	88	61	140	93
Products Pipelines	10	6	20	11
Total sales and other operating revenue	$206	$409	$325	$715

The following table summarizes the identifiable assets for each segment as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in millions)
Crude Oil Pipelines	$4,026	$3,765
Crude Oil Acquisition and Marketing	3,584	3,329
Terminal Facilities	3,837	3,534
Products Pipelines	3,005	2,763
Corporate and other assets (1)	246	253
Total identifiable assets	$14,698	$13,644

(1)	Corporate and other assets consist of cash and cash equivalents, properties, plants and equipment and other assets.

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

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer		Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—		$2,996	$—	$2,996
Affiliates	—	—		206	—	206
Total Revenues	—	—		3,202	—	3,202
Costs and Expenses
Cost of products sold	—	—		2,821	—	2,821
Operating expenses	—	—		55	—	55
Selling, general and administrative expenses	—	—		25	—	25
Depreciation and amortization expense	—	—		94	—	94
Impairment charge and other matters	—	—		(100)	—	(100)
Total Costs and Expenses	—	—		2,895	—	2,895
Operating Income	—	—		307	—	307
Interest cost and debt expense, net	—	(51)		(1)	—	(52)
Capitalized interest	—	21		—	—	21
Other income	—	—		6	—	6
Equity in earnings of subsidiaries	276	306		—	(582)	—
Income (Loss) Before Provision for Income Taxes	276	276		312	(582)	282
Provision for income taxes	—	—		(5)	—	(5)
Net Income (Loss)	276	276		307	(582)	277
Less: Net income attributable to redeemable noncontrolling interests	—	—		(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$276	$276		$306	$(582)	$276

Comprehensive Income (Loss)	$276	$276	—	$307	$(582)	$277
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—		(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$276	$276		$306	$(582)	$276

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$4,412	$—	$4,412
Affiliates	—	—	409	—	409
Total Revenues	—	—	4,821	—	4,821
Costs and Expenses
Cost of products sold	—	—	4,517	—	4,517
Operating expenses	—	—	28	—	28
Selling, general and administrative expenses	—	—	22	—	22
Depreciation and amortization expense	—	—	74	—	74
Total Costs and Expenses	—	—	4,641	—	4,641
Operating Income	—	—	180	—	180
Interest cost and debt expense, net	—	(36)	(1)	—	(37)
Capitalized interest	—	16	—	—	16
Other income	—	—	7	—	7
Equity in earnings of subsidiaries	156	176	—	(332)	—
Income (Loss) Before Provision for Income Taxes	156	156	186	(332)	166
Provision for income taxes	—	—	(8)	—	(8)
Net Income (Loss)	156	156	178	(332)	158
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$156	$156	$176	$(332)	$156

Comprehensive Income (Loss)	$156	$156	$179	$(332)	$159
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$156	$156	$177	$(332)	$157

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$5,449	$—	$5,449
Affiliates	—	—	325	—	325
Total Revenues	—	—	5,774	—	5,774
Costs and Expenses
Cost of products sold	—	—	5,130	—	5,130
Operating expenses	—	—	104	—	104
Selling, general and administrative expenses	—	—	50	—	50
Depreciation and amortization expense	—	—	176	—	176
Impairment charge and other matters	—	—	(59)	—	(59)
Total Costs and Expenses	—	—	5,401	—	5,401
Operating Income	—	—	373	—	373
Interest cost and debt expense, net	—	(100)	(2)	—	(102)
Capitalized interest	—	42	—	—	42
Other income	—	—	12	—	12
Equity in earnings of subsidiaries	312	370	—	(682)	—
Income (Loss) Before Provision for Income Taxes	312	312	383	(682)	325
Provision for income taxes	—	—	(11)	—	(11)
Net Income (Loss)	312	312	372	(682)	314
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Less: Net income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$312	$312	$370	$(682)	$312

Comprehensive Income (Loss)	$312	$312	$371	$(682)	$313
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$312	$312	$369	$(682)	$311

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$8,583	$—	$8,583
Affiliates	—	—	715	—	715
Total Revenues	—	—	9,298	—	9,298
Costs and Expenses
Cost of products sold	—	—	8,727	—	8,727
Operating expenses	—	—	69	—	69
Selling, general and administrative expenses	—	—	52	—	52
Depreciation and amortization expense	—	—	143	—	143
Total Costs and Expenses	—	—	8,991	—	8,991
Operating Income	—	—	307	—	307
Interest cost and debt expense, net	—	(61)	(2)	—	(63)
Capitalized interest	—	26	—	—	26
Other income	—	—	11	—	11
Equity in earnings of subsidiaries	263	298	—	(561)	—
Income (Loss) Before Provision for Income Taxes	263	263	316	(561)	281
Provision for income taxes	—	—	(13)	—	(13)
Net Income (Loss)	263	263	303	(561)	268
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$263	$263	$298	$(561)	$263

Comprehensive Income (Loss)	$263	$263	$304	$(561)	$269
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$263	$263	$299	$(561)	$264

Condensed Consolidating Balance Sheet
June 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$58	$—	$—	$58
Accounts receivable, affiliated companies	—	—	52	—	52
Accounts receivable, net	—	—	1,777	—	1,777
Inventories	—	—	730	—	730
Other current assets	—	—	17	—	17
Total Current Assets	—	58	2,576	—	2,634
Properties, plants and equipment, net	—	—	9,629	—	9,629
Investment in affiliates	6,402	9,498	238	(15,900)	238
Long-term note receivable, affiliated companies	—	—	26	—	26
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	744	—	744
Other assets	—	31	38	—	69
Total Assets	$6,402	$9,587	$14,609	$(15,900)	$14,698
Liabilities and Equity
Accounts payable	$—	$—	$1,888	$—	$1,888
Accounts payable, affiliated companies	—	—	15	—	15
Accrued liabilities	1	59	106	—	166
Accrued taxes payable	—	—	48	—	48
Intercompany	(1,191)	(1,493)	2,684	—	—
Total Current Liabilities	(1,190)	(1,434)	4,741	—	2,117
Long-term debt	—	4,619	—	—	4,619
Other deferred credits and liabilities	—	—	74	—	74
Deferred income taxes	—	—	246	—	246
Total Liabilities	(1,190)	3,185	5,061	—	7,056
Redeemable noncontrolling interests	—	—	15	—	15
Total Equity	7,592	6,402	9,533	(15,900)	7,627
Total Liabilities and Equity	$6,402	$9,587	$14,609	$(15,900)	$14,698

Condensed Consolidating Balance Sheet
December 31, 2014
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$101	$—	$—	$101
Accounts receivable, affiliated companies	—	3	6	—	9
Accounts receivable, net	—	—	1,766	—	1,766
Inventories	—	—	470	—	470
Other current assets	—	—	3	—	3
Total Current Assets	—	104	2,245	—	2,349
Properties, plants and equipment, net	—	—	8,849	—	8,849
Investment in affiliates	6,189	9,168	226	(15,357)	226
Long-term note receivable, affiliated companies	—	—	17	—	17
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	770	—	770
Other assets	—	28	47	—	75
Total Assets	$6,189	$9,300	$13,512	$(15,357)	$13,644
Liabilities and Equity
Accounts payable	$—	$—	$1,934	$—	$1,934
Accounts payable, affiliated companies	—	—	21	—	21
Accrued liabilities	—	58	246	—	304
Accrued taxes payable	—	—	52	—	52
Intercompany	(489)	(1,172)	1,661	—	—
Total Current Liabilities	(489)	(1,114)	3,914	—	2,311
Long-term debt	—	4,225	35	—	4,260
Other deferred credits and liabilities	—	—	71	—	71
Deferred income taxes	—	—	249	—	249
Total Liabilities	(489)	3,111	4,269	—	6,891
Redeemable noncontrolling interests	—	—	15	—	15
Total Equity	6,678	6,189	9,228	(15,357)	6,738
Total Liabilities and Equity	$6,189	$9,300	$13,512	$(15,357)	$13,644

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows provided by (used in) Operating Activities	$312	$308	$174	$(682)	$112
Cash Flows provided by (used in) Investing Activities:
Capital expenditures	—	—	(1,074)	—	(1,074)
Acquisitions, net of cash received	—	—	(131)	—	(131)
Change in long-term note receivable, affiliated companies	—	—	(9)	—	(9)
Intercompany	(1,014)	(711)	1,043	682	—
Net cash provided by (used in) investing activities	(1,014)	(711)	(171)	682	(1,214)
Cash Flows provided by (used in) Financing Activities:
Distributions paid to limited and general partners	(311)	—	—	—	(311)
Net proceeds from issuance of limited partner units	1,013	—	—	—	1,013
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(9)	—	(9)
Repayments under credit facilities	—	(1,160)	—	—	(1,160)
Borrowings under credit facilities	—	1,525	—	—	1,525
Contributions attributable to acquisition from affiliate	—	—	6	—	6
Other	—	(5)	—	—	(5)
Net cash provided by (used in) financing activities	702	360	(3)	—	1,059
Net change in cash and cash equivalents	—	(43)	—	—	(43)
Cash and cash equivalents at beginning of period	—	101	—	—	101
Cash and cash equivalents at end of period	$—	$58	$—	$—	$58

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows provided by (used in) Operating Activities	$260	$254	$268	$(561)	$221
Cash Flows provided by (used in) Investing Activities:
Capital expenditures	—	—	(1,019)	—	(1,019)
Investment in joint venture interests	—	—	(42)	—	(42)
Acquisitions, net of cash received	—	—	(65)	—	(65)
Change in long-term note receivable, affiliated companies	—	—	(4)	—	(4)
Intercompany	(360)	(1,093)	892	561	—
Net cash provided by (used in) investing activities	(360)	(1,093)	(238)	561	(1,130)
Cash Flows provided by (used in) Financing Activities:
Distributions paid to limited and general partners	(215)	—	—	—	(215)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Net proceeds from issuance of limited partner units	102	—	—	—	102
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(6)	—	(6)
Repayments under credit facilities	—	(1,220)	—	—	(1,220)
Borrowings under credit facilities	—	1,270	—	—	1,270
Net proceeds from issuance of long-term debt	—	989	—	—	989
Repayment of senior notes	—	(175)	—	—	(175)
Advances to affiliated companies, net	217	79	(57)	—	239
Contributions attributable to acquisition from affiliate	—	—	6	—	6
Net cash provided by financing activities	100	943	(57)	—	986
Net change in cash and cash equivalents	—	104	(27)	—	77
Cash and cash equivalents at beginning of period	—	12	27	—	39
Cash and cash equivalents at end of period	$—	$116	$—	$—	$116

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table summarizes our consolidated operating results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per unit data)		(in millions, except per unit data)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,996	$4,412	$5,449	$8,583
Affiliates	206	409	325	715
Total Revenues	3,202	4,821	5,774	9,298
Costs and Expenses
Cost of products sold	2,821	4,517	5,130	8,727
Operating expenses	55	28	104	69
Selling, general and administrative expenses	25	22	50	52
Depreciation and amortization expense	94	74	176	143
Impairment charge and other matters	(100)	—	(59)	—
Total Costs and Expenses	2,895	4,641	5,401	8,991
Operating Income	307	180	373	307
Interest cost and debt expense, net	(52)	(37)	(102)	(63)
Capitalized interest	21	16	42	26
Other income	6	7	12	11
Income Before Provision for Income Taxes	282	166	325	281
Provision for income taxes	(5)	(8)	(11)	(13)
Net Income	277	158	314	268
Less: Net income attributable to noncontrolling interests	—	(2)	(1)	(5)
Less: Net income attributable to redeemable noncontrolling interests	(1)	—	(1)	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$276	$156	$312	$263
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$0.83	$0.54	$0.76	$0.87
Diluted	$0.83	$0.53	$0.75	$0.86
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

The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Net Income	$277	$158	$314	$268
Interest expense, net	31	21	60	37
Depreciation and amortization expense	94	74	176	143
Impairment charge and other matters	(100)	—	(59)	—
Provision for income taxes	5	8	11	13
Non-cash compensation expense	4	3	8	8
Unrealized (gains) losses on commodity risk management activities	8	8	23	7
Amortization of excess investment in joint venture interests	—	1	1	1
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	7	7	13	11
Adjusted EBITDA	326	280	547	488
Interest expense, net	(31)	(21)	(60)	(37)
Provision for current income taxes (1)	(6)	(9)	(14)	(16)
Amortization of fair value adjustments on long-term debt	(3)	(4)	(6)	(8)
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(8)	(10)	(16)	(16)
Maintenance capital expenditures	(16)	(13)	(31)	(31)
Distributable cash flow attributable to noncontrolling interests (1)	(1)	(4)	(2)	(7)
Contributions attributable to acquisition from affiliate	3	3	6	6
Distributable Cash Flow (1)	$264	$222	$424	$379

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

Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to SXL") was $276 and $156 million for the three months ended June 30, 2015 and 2014, respectively. Results for the three months ended June 30, 2015 included a $100 million inventory adjustment primarily attributable to the increase in crude oil prices during the quarter. Excluding this non-cash item, net income attributable to SXL increased $20 million compared to the prior year period. The increase was primarily attributable to higher operating results from our Terminal Facilities and Products Pipelines segments. These positive impacts were partially offset by lower operating results from our Crude Oil Pipelines and Crude Oil Acquisition and Marketing segments, higher depreciation and amortization expense, and higher net interest expense.
Net income attributable to SXL was $312 and $263 million for the six months ended June 30, 2015 and 2014, respectively. Results for the six months ended June 30, 2015 included an $59 million inventory adjustment attributable to the increase in commodity prices in 2015. Excluding this non-cash item, net income attributable to SXL decreased $10 million compared to the prior year period. The decrease was primarily attributable to higher net interest expense, higher depreciation and amortization expense, and lower operating results from our Crude Oil Pipelines segment. These impacts were partially offset by improved operating results from our Products Pipelines, Terminal Facilities, and Crude Oil Acquisition and Marketing segments.
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
The following table summarizes the operating results and key operating measures for our Crude Oil Pipelines segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$80	$81	$159	$156
Intersegment revenue	55	57	111	113
Total sales and other operating revenue	$135	$138	$270	$269
Depreciation and amortization expense	$27	$24	$54	$48
Adjusted EBITDA	$89	$104	$184	$197
Pipeline throughput (thousands of barrels per day ("bpd"))	2,174	2,130	2,149	2,086
Pipeline revenue per barrel (cents)	68.1	71.2	69.4	71.4
Adjusted EBITDA for the Crude Oil Pipelines segment decreased $15 million to $89 million for the three months ended June 30, 2015, as compared to $104 million for the three months ended June 30, 2014. The decrease was largely due to lower average pipeline revenue per barrel ($6 million) primarily driven by reduced volumes on higher-priced tariff movements. Increased operating expenses ($8 million), which included lower pipeline operating gains and higher line testing costs, and selling, general and administrative expenses ($2 million) on growth also contributed to the decrease. These impacts were partially offset by additional throughput volumes ($3 million) largely attributable to expansion projects placed into service in 2014.
Adjusted EBITDA for the Crude Oil Pipelines segment decreased $13 million to $184 million for the six months ended June 30, 2015, as compared to $197 million for the six months ended June 30, 2014. The decrease was largely due to lower average pipeline revenue per barrel ($8 million) primarily driven by reduced volumes on higher-priced tariff movements. Increased operating expenses ($10 million), which included lower pipeline operating gains and higher line testing costs, and selling, general and administrative expenses ($3 million) on growth also contributed to the decrease. These impacts were partially offset by additional throughput volumes ($8 million) largely attributable to expansion projects placed into service in 2014.

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
The following table summarizes the operating results and key operating measures for our Crude Oil Acquisition and Marketing segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$2,571	$4,090	$4,722	$7,914
Affiliates	108	342	165	611
Intersegment revenue	1	—	1	1
Total sales and other operating revenue	$2,680	$4,432	$4,888	$8,526
Depreciation and amortization expense	$14	$14	$26	$26
Impairment charge and other matters (1)	$(105)	$—	$(37)	$—
Adjusted EBITDA	$41	$53	$72	$65
Crude oil purchases (thousands of bpd)	925	854	912	847
Gross profit per barrel purchased (cents) (2)	54.2	76.3	50.2	51.4
Average crude oil price (per barrel)	$57.96	$102.98	$53.29	$100.81

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Represents total segment sales and other operating revenue less cost of products sold and operating expenses, divided by total crude oil purchases.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment decreased $12 million to $41 million for the three months ended June 30, 2015, as compared to $53 million for the three months ended June 30, 2014. The decrease was primarily attributable to lower realized crude oil margins ($19 million), which were negatively impacted by narrowing crude oil differentials compared to the prior year period. This impact was partially offset by increased crude oil volumes ($5 million) resulting from 2014 acquisitions and the expansion of our crude oil trucking fleet.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment increased $7 million to $72 million for the six months ended June 30, 2015, as compared to $65 million for the six months ended June 30, 2014. The increase was primarily attributable to higher crude oil volumes ($6 million) resulting from 2014 acquisitions and the expansion of our crude oil trucking fleet.

Terminal Facilities
Our Terminal Facilities segment consists of crude oil, refined products and natural gas liquids ("NGL") terminals, as well as a products acquisition and marketing business. The Terminal Facilities segment earns revenue by providing storage, terminalling, blending and other ancillary services to our customers, as well as through the sale of refined products and NGLs.
The following table summarizes the operating results and key operating measures for our Terminal Facilities segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$293	$207	$473	$444
Affiliates	88	61	140	93
Intersegment revenue	12	15	24	33
Total sales and other operating revenue	$393	$283	$637	$570
Depreciation and amortization expense	$38	$28	$69	$54
Impairment charge and other matters (1)	$5	$—	$(22)	$—
Adjusted EBITDA	$140	$97	$192	$183
Terminal throughput (thousands of bpd):
Refined products terminals	425	420	424	416
Nederland terminal	1,311	1,216	1,305	1,269
Refinery terminals	281	345	229	286

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.
Adjusted EBITDA for the Terminal Facilities segment increased $43 million to $140 million for the three months ended June 30, 2015, as compared to $97 million for the three months ended June 30, 2014. The increase was primarily attributable to higher results from our products acquisition and marketing activities ($22 million), which were positively impacted by inventory accounting resulting from the liquidation of certain inventories that were stored during the first quarter to capture the contango market structure. Improved operating results from our Marcus Hook and Nederland terminals ($24 million) also contributed to the increase. These positive impacts were partially offset by lower results from our refined products terminals ($3 million).
Adjusted EBITDA for the Terminal Facilities segment increased $9 million to $192 million for the six months ended June 30, 2015, as compared to $183 million for the six months ended June 30, 2014. The increase was primarily attributable to improved operating results from our Marcus Hook, Nederland and Eagle Point terminals ($29 million), which was largely offset by lower results from our products acquisition and marketing activities ($23 million).

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
The following table summarizes the operating results and key operating measures for our Products Pipelines segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$52	$34	$95	$69
Affiliates	10	6	20	11
Intersegment revenue	15	—	25	1
Total sales and other operating revenue	$77	$40	$140	$81
Depreciation and amortization expense	$15	$8	$27	$15
Adjusted EBITDA	$56	$26	$99	$43
Pipeline throughput (thousands of bpd) (1) (2)	686	497	638	477
Pipeline revenue per barrel (cents)(1)	124.5	88.2	121.9	94.2

(1)	Excludes amounts attributable to equity interests which are not consolidated.

(2)	Prior period throughput volumes have been recast to exclude certain pipeline movements which result in revenues that are not material.
Adjusted EBITDA for the Products Pipelines segment increased $30 million to $56 million for the three months ended June 30, 2015, as compared to $26 million for the three months ended June 30, 2014. The increase was due primarily to higher throughput volumes and higher average pipeline revenue per barrel associated with the Mariner NGL pipeline projects ($33 million). These positive impacts were partially offset by lower contributions from joint venture interests ($2 million).
Adjusted EBITDA for the Products Pipelines segment increased $56 million to $99 million for the six months ended June 30, 2015, as compared to $43 million for the six months ended June 30, 2014. The increase was due primarily to higher throughput volumes and higher average pipeline revenue per barrel associated with the Mariner NGL pipeline projects ($52 million) and improved contributions from joint venture interests ($4 million).

Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our $2.50 billion Credit Facility are our primary sources of liquidity. At June 30, 2015, we had a net working capital surplus of $517 million and available borrowing capacity of $1.95 billion under our revolving credit facility. We supplement our cash flows from operations with proceeds from our at-the-market equity offering program ("ATM program") and periodically with debt and equity financing activities.
Credit Facilities
We maintain a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, to fund our working capital requirements, finance acquisitions and capital projects, and for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. Outstanding borrowings under this credit facility were $550 and $150 million at June 30, 2015 and December 31, 2014, respectively. In June 2015, the $2.5 billion Credit Facility was amended to create a segregated tranche of borrowings that will be guaranteed by ETP. The amendment did not modify the outstanding borrowings, total capacity or terms of the facility.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.3 to 1 at June 30, 2015, as calculated in accordance with the credit agreement.
The West Texas Gulf $35 million revolving credit facility matured in April 2015 and was repaid with borrowings from the $2.50 billion Credit Facility.
Senior Notes
In April 2014, we issued $300 million of 4.25 percent Senior Notes and $700 million of 5.30 percent Senior Notes (the "2024 and 2044 Senior Notes"), due April 2024 and April 2044, respectively. The terms and conditions of the 2024 and 2044 Senior Notes are comparable to those of our other outstanding senior notes. The net proceeds from these offerings were used to repay outstanding borrowings under the existing Credit Facility and for general partnership purposes.
Equity Offerings
In the first quarter 2014, we filed a registration statement and established a $250 million ATM program. The program allows us to issue common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. In the third quarter 2014, we filed a registration statement which will allow issuance of up to an additional $1.0 billion of common units directly to the public under the ATM program. For the three and six months ended June 30, 2015, we issued 6.2 and 9.6 million common units under this program, for net proceeds of $242 and $384 million, respectively. For the three and six months ended June 30, 2014, we issued 2.2 million common units under the program for net proceeds of $102 million.
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
Net cash provided by operating activities for the six months ended June 30, 2015 of $112 million was primarily related to net income of $314 million, adjusted for non-cash charges for depreciation and amortization totaling $176 million. These sources of cash were partially offset by a $314 million increase in working capital largely attributable to an increase in inventory volumes and a $59 million non-cash inventory adjustment related to changes in commodity prices.
Net cash provided by operating activities for the six months ended June 30, 2014 of $221 million was primarily related to net income of $268 million and non-cash charges for depreciation and amortization of $143 million, partially offset by a $176 million increase in working capital due to an increase in net receivables.
Investing Activities
Cash flows used in investing activities relate primarily to our capital expenditures, including maintenance and expansion capital expenditures, acquisitions and investments in joint venture interests. See "Capital Requirements" below for additional details on our investing activities.
In addition to $1.1 billion of cash used for expansion and maintenance capital expenditures, net cash used in investing activities for the six months ended June 30, 2015 included the $131 million acquisition of the remaining noncontrolling interest in West Texas Gulf.
Net cash used in investing activities of $1.1 billion for the six months ended June 30, 2014 related to $1.0 billion of expansion and maintenance capital expenditures, $65 million of acquisitions completed in the Crude Oil Acquisition and Marketing segment and a $42 million investment in a joint venture interest.
Financing Activities
Cash flows from financing activities relate primarily to the payment of distributions to partners; proceeds from senior note offerings, as well as overnight equity and ATM offerings; borrowings and repayments under our credit facilities; and the cash impacts of debt and equity activities.
Net cash provided by financing activities for the six months ended June 30, 2015 of $1.1 billion resulted primarily from $1.0 billion of net proceeds from the overnight public equity offering and our ATM program, and the $365 million of net borrowings under our $2.50 billion Credit Facility. These sources of cash were partially offset by $311 million in distributions paid to limited partners and the general partner.
Net cash provided by financing activities in 2014 of $986 million resulted primarily from $989 million of net proceeds related to the April 2014 issuance of senior notes; $50 million of net borrowings under our credit facilities; $239 million decrease in advances to affiliates, which represented our cash held by Sunoco in accordance with our participation in Sunoco's cash management program; and $102 million of net proceeds from our ATM program. These sources of cash were partially offset by $215 million in distributions paid to limited partners and the general partner, and the $175 million repayment of the 8.75 percent Senior Notes in February 2014.

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

•	Acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.
The following table summarizes our capital expenditures for the periods presented:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Expansion	$909	$1,108
Maintenance	31	31
Acquisitions	131	80
Investment in joint venture interests	—	42
Total	$1,071	$1,261
Expansion capital expenditures for the six months ended June 30, 2015 and 2014 included projects to: invest in the announced Mariner and Allegheny Access projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through announced expansion capital projects in Texas and Oklahoma; expand the service capabilities of our products and NGLs acquisition and marketing business; and upgrade the service capabilities at our bulk marine terminals. We expect total expansion capital spending, excluding acquisitions and investment in joint venture interests, to be approximately $2.5 billion in 2015, which includes spending on our previously announced growth projects and to capture more value from existing assets such as the Marcus Hook Industrial Complex, our bulk marine terminals, our pipeline assets and our patented blending technology.
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
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At June 30, 2015, we had $550 million of variable-rate borrowings under the revolving credit facilities. Outstanding borrowings bear interest cost at LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable-rate debt arrangements. Our weighted average interest rate on our variable-rate borrowings was approximately 1 percent at June 30, 2015. A one-percent movement in the weighted average rate would have impacted interest expense by approximately $3 million for the six months ended June 30, 2015.
At June 30, 2015, we had $3.98 billion of fixed-rate borrowings which was comprised of our outstanding senior notes. This amount excludes the $100 million of unamortized fair value adjustments resulting from the application of push-down accounting in connection with the acquisition of our general partner by ETP. The estimated fair value of our senior notes was $3.80 billion at June 30, 2015. A hypothetical one-percent movement in interest rates would have impacted the fair value of our fixed-rate borrowings by approximately $429 million.
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
We do not use futures or other derivative instruments to speculate on crude oil, refined products or natural gas liquids ("NGL") prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products and NGLs purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At June 30, 2015, the fair market value of our open derivative positions resulted in a net liability of $7 million on 15.2 million barrels of refined products and NGLs. These derivative positions vary in length but do not extend beyond one year.
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
As of June 30, 2015, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer and its Chief Financial Officer and Treasurer, concluded that the Partnership's disclosure controls and procedures were effective.
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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
In April 2015, the Pipeline and Hazardous Materials Safety Administration ("PHMSA") issued two separate Notices of Probable Violation (“NOPV”) related to the Partnership’s West Texas Gulf pipeline in connection with repairs being carried out on the pipeline. The NOPVs propose penalties in excess of $0.1 million, and is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonable determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
There are certain pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, financial position or cash flows at June 30, 2015.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A. of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 26, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Amendment No. 1 to the $2,500,000,000 Amended and Restated Credit Agreement, dated as of June 29, 2015, among Sunoco Logistics Partners Operations L.P., as the Borrower; Sunoco Logistics Partners L.P., as the Guarantor; Citibank, N.A., as Administrative Agent, Swing Line Lender and a L/C Issuer; and the other LC Issuers and Lenders party thereto.

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

101.1
The following financial information from Sunoco Logistics Partners L.P.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements.

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
Date: August 6, 2015