Form 10-Q
period 2015-09-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2015-11-05
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number 1-31219
 SUNOCO LOGISTICS PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3807 West Chester Pike, Newtown Square, PA	19073
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
At November 1, 2015, the number of the registrant’s Common and Class B Units outstanding were 260,443,414 and 9,416,196, respectively.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per unit amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,317	$4,616	$7,766	$13,199
Affiliates (Note 4)	90	299	415	1,014
Total Revenues	2,407	4,915	8,181	14,213
Costs and Expenses
Cost of products sold	2,024	4,581	7,154	13,308
Operating expenses	58	55	162	124
Selling, general and administrative expenses	26	30	76	82
Depreciation and amortization expense	102	77	278	220
Impairment charge and other matters (Notes 6 and 16)	103	—	44	—
Total Costs and Expenses	2,313	4,743	7,714	13,734
Operating Income	94	172	467	479
Interest cost and debt expense, net	(49)	(38)	(151)	(101)
Capitalized interest	12	24	54	50
Other income	7	7	19	18
Income Before Provision for Income Taxes	64	165	389	446
Provision for income taxes (Note 8)	(7)	(8)	(18)	(21)
Net Income	57	157	371	425
Net income attributable to noncontrolling interests	(1)	(2)	(2)	(7)
Net income attributable to redeemable noncontrolling interests	—	—	(1)	—
Net Income Attributable to Sunoco Logistics Partners L.P.	56	155	368	418
Less: General Partner's interest	(74)	(49)	(205)	(131)
Limited Partners' interest	$(18)	$106	$163	$287

Net Income (Loss) Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$(0.07)	$0.50	$0.67	$1.37
Diluted	$(0.07)	$0.50	$0.66	$1.36

Weighted average Limited Partners' units outstanding (Note 5):
Basic	255.0	212.5	244.3	209.6
Diluted	255.0	213.8	245.2	210.8

Net Income	$57	$157	$371	$425
Adjustment to affiliate's pension funded status	—	—	(1)	1
Other Comprehensive Loss	—	—	(1)	1
Comprehensive Income	57	157	370	426
Less: Comprehensive income attributable to noncontrolling interests	(1)	(2)	(2)	(7)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	(1)	—
Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$56	$155	$367	$419
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$45	$101
Accounts receivable, affiliated companies (Note 4)	48	9
Accounts receivable, net	1,373	1,766
Inventories (Note 6)	647	470
Other current assets	7	3
Total Current Assets	2,120	2,349
Properties, plants and equipment	10,826	9,358
Less accumulated depreciation and amortization	(748)	(509)
Properties, plants and equipment, net	10,078	8,849
Investment in affiliates	277	226
Goodwill	1,358	1,358
Intangible assets, net (Note 7)	731	770
Other assets	98	92
Total Assets	$14,662	$13,644
Liabilities and Equity
Accounts payable	$1,334	$1,934
Accounts payable, affiliated companies (Note 4)	51	21
Accrued liabilities	181	304
Accrued taxes payable (Note 8)	44	52
Total Current Liabilities	1,610	2,311
Long-term debt (Note 9)	4,944	4,260
Other deferred credits and liabilities	81	71
Deferred income taxes (Note 8)	244	249
Total Liabilities	6,879	6,891
Commitments and contingent liabilities (Note 10)
Redeemable noncontrolling interests	15	15
Total Equity	7,768	6,738
Total Liabilities and Equity	$14,662	$13,644
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$371	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	278	220
Impairment charge and other matters	44	—
Deferred income tax benefit	(5)	(4)
Amortization of bond premium	(10)	(11)
Non-cash compensation expense	12	12
Equity in earnings of unconsolidated affiliates	(21)	(18)
Distributions from unconsolidated affiliates	14	9
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(39)	14
Accounts receivable, net	400	(642)
Inventories	(221)	18
Accounts payable, affiliated companies	30	(2)
Accounts payable and accrued liabilities	(558)	326
Accrued taxes payable	(8)	1
Unrealized (gains) losses on commodity risk management activities	(9)	(14)
Other	19	(8)
Net cash provided by operating activities	297	326
Cash Flows from Investing Activities:
Capital expenditures	(1,678)	(1,826)
Investment in joint venture interests	—	(42)
Acquisitions, net of cash received	(131)	(65)
Change in long-term note receivable	(14)	(11)
Net cash used in investing activities	(1,823)	(1,944)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(491)	(335)
Distributions paid to noncontrolling interests	(1)	(4)
Contributions from general partner	—	2
Net proceeds from issuance of limited partner units	1,274	593
Payments of statutory withholding on net issuance of limited partner units under LTIP	(10)	(6)
Repayments under credit facilities	(1,760)	(1,770)
Borrowings under credit facilities	2,454	2,095
Repayments of senior notes	—	(175)
Net proceeds from issuance of long-term debt	—	989
Advances to affiliated companies, net	—	239
Contributions attributable to acquisition from affiliate	8	9
Other	(4)	—
Net cash provided by financing activities	1,470	1,637
Net change in cash and cash equivalents	(56)	19
Cash and cash equivalents at beginning of period	101	39
Cash and cash equivalents at end of period	$45	$58
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 1, 2014	$5,292	$912	$—	$121	$6,325
Net Income	287	131	—	7	425
Adjustment to affiliate's pension funded status	—	—	1	—	1
Total comprehensive income	287	131	1	7	426
Issuance of limited partner units to the public	593	2	—	—	595
Non-cash compensation expense	12	—	—	—	12
Distribution equivalent rights	(3)	—	—	—	(3)
Payments of statutory withholding on issuance under LTIP	(6)	—	—	—	(6)
Distributions	(218)	(117)	—	(4)	(339)
Contributions attributable to acquisition from affiliate	9	—	—	—	9
Other	(1)	—	—	—	(1)
Balance at September 30, 2014	$5,965	$928	$1	$124	$7,018

Balance at January 1, 2015	$5,752	$925	$1	$60	$6,738
Net Income	163	205	—	2	370
Adjustment to affiliate's pension funded status	—	—	(1)	—	(1)
Total comprehensive income (loss)	163	205	(1)	2	369
Issuance of limited partner units to the public	1,274	—	—	—	1,274
Non-cash compensation expense	12	—	—	—	12
Distribution equivalent rights	(1)	—	—	—	(1)
Payments of statutory withholding on issuance under LTIP	(10)	—	—	—	(10)
Distributions	(306)	(185)	—	(1)	(492)
Contributions attributable to acquisition from affiliate	8	—	—	—	8
Acquisition of a noncontrolling interest in a consolidated subsidiary	(103)	(2)	—	(26)	(131)
Other	2	(1)	—	—	1
Balance at September 30, 2015	$6,791	$942	$—	$35	$7,768
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
The consolidated financial statements reflect the results of the Partnership and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. At September 30, 2015, the Partnership held a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), and Price River Terminal, LLC ("PRT"), and as such, these entities are reflected as consolidated subsidiaries of the Partnership. In January 2015, the Partnership acquired the outstanding noncontrolling interest in the West Texas Gulf Pipe Line Company ("West Texas Gulf"), which resulted in West Texas Gulf becoming a wholly-owned subsidiary of the Partnership. The Partnership is not the primary beneficiary of any variable interest entities ("VIEs"). All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests in net income and equity are shown separately in the condensed consolidated statements of comprehensive income and equity. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.
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
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in annual financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2014 has been derived from the Partnership's audited financial statements for the year ended December 31, 2014. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal, recurring nature. The Partnership expects the interim increase in the quantity of its refined product and NGL inventory to decline by year end and therefore has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the nine months ended September 30, 2015 are not necessarily indicative of results for the full year 2015.
Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current-year presentation.

2. Changes in Business and Other Matters
In October 2015, the Partnership finalized its participation in the Bakken Pipeline project with Energy Transfer Partners, L.P. ("ETP") and Phillips 66. The Partnership obtained a 30 percent economic interest in the project which, combined with ETP's 45 percent interest, will be a consolidated subsidiary of ETP. The project consists of existing and newly constructed pipelines that are expected to provide aggregate takeaway capacity of approximately 450,000 barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminalling hubs in the Midwest and Gulf Coast, including the Partnership's Nederland terminal. The ultimate takeaway capacity target for the project is 570,000 barrels per day. The pipeline system is supported by long-term fee-based contracts and is expected to begin commercial operations in the fourth quarter of 2016.

In exchange for its 30 percent economic interest in the project, the Partnership issued 9.4 million Class B units to ETP, representing limited partner interests in the Partnership, and paid $382 million in cash to cover the Partnership’s proportionate share of contributions at the time of closing. Since the interest in the project was acquired from a related party, the Partnership's investment will be recorded at ETP's historical carrying value. Subsequent contributions will be made by the joint partners in proportion to their respective economic ownership interests. The Partnership expects to reach agreement to become the operator of the pipeline system, and will account for its investment in the project as an equity method investment within its Crude Oil Pipelines segment. See Note 11 for additional information on the issuance of the Class B units.
In July 2015, the Partnership entered into an agreement with ETP and Phillips 66 to participate in the Bayou Bridge Pipeline project. The Partnership obtained a 30 percent economic interest in the project which, combined with ETP's 30 percent interest, will be a consolidated subsidiary of ETP. The project currently consists of newly constructed pipeline that will deliver crude oil from Nederland, Texas to Lake Charles, Louisiana. Commercial operations are expected to begin in the first quarter 2016.
The Partnership will be the operator of the pipeline and will fund its proportionate share of the cost of the project, which will be accounted for as an equity method investment within the Partnership’s Crude Oil Pipelines segment.
In the second quarter 2014, the Partnership entered into a joint agreement for a 49 percent economic and voting interest in Bayview Refining Company, LLC ("Bayview"). Bayview constructed and will operate the facility to process crude oil into intermediate petroleum products. The entity is a variable interest entity for which the Partnership is not the primary beneficiary. Through September 30, 2015, the owners made contributions totaling $54 million. Construction was completed in the third quarter 2015. The Partnership's investment in Bayview is reflected as an equity method investment within the Crude Oil Acquisition and Marketing segment.
In connection with the formation of Bayview, the joint owners agreed to guarantee the obligations of the entity with respect to certain third-party operating agreements over a ten-year term. The fair value of the liability recognized in connection with the guarantee was not material in relation to the Partnership’s financial position at September 30, 2015. The Partnership's note receivable from the joint owner of Bayview is reflected in other assets in the condensed consolidated balance sheet.
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
Also in the second quarter 2014, the Partnership acquired a 55 percent economic and voting interest in Price River Terminal, LLC ("PRT"), a rail facility in Wellington, Utah. As the Partnership acquired a controlling financial interest in PRT, the entity is reflected as a consolidated subsidiary of the Partnership from the acquisition date within the Crude Oil Acquisition and Marketing segment. The terms of the acquisition provide PRT’s noncontrolling interest holders the option to sell their interests to the Partnership at a price defined in the agreement. As a result, the noncontrolling interests attributable to PRT are excluded from total equity and are instead reflected as a redeemable interests in the Partnership’s condensed consolidated balance sheet.
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

4. Related Party Transactions
The Partnership is a consolidated subsidiary of ETP. ETP and one of its affiliates own Sunoco Partners LLC, the Partnership's general partner, and a 28.3 percent limited partner interest in the Partnership, including the issuance of Class B units in October 2015. The Partnership has various operating and administrative agreements with ETP and its affiliates, which include the agreements described below.
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
The Partnership pays ETP and its affiliates an annual administrative fee for expenses incurred by ETP and its affiliates to perform certain centralized corporate functions, such as legal, accounting, information technology, insurance, office rent, and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries or wages of employees of the general partner, or the cost of employee benefits.
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
Acquisitions
See Notes 2 and 11 for additional information related to the Partnership's participation in the Bayou Bridge and Bakken pipeline projects.
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

5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit
The general partner's interest in net income attributable to SXL consists of its approximate two percent general partner interest and "incentive distributions," which are increasing percentages of up to 50 percent of quarterly distributions in excess of $0.0833 per common unit (Note 12). The general partner was allocated net income attributable to SXL of $74 and $49 million (representing 132 and 32 percent of total net income attributable to SXL) for the three months ended September 30, 2015 and 2014, respectively. The general partner was allocated net income attributable to SXL of $205 and $131 million (representing 56 and 31 percent of total net income attributable to SXL) for the nine months ended September 30, 2015 and 2014, respectively. Diluted net income attributable to SXL per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to SXL by the sum of the weighted average number of common units outstanding and the dilutive effect of unvested incentive unit awards (Note 13).
The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income attributable to SXL per limited partner unit to those used to compute diluted net income attributable to SXL per limited partner unit for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Weighted average number of units outstanding, basic	255.0	212.5	244.3	209.6
Add effect of dilutive incentive awards (1)	—	1.3	0.9	1.2
Weighted average number of units, diluted	255.0	213.8	245.2	210.8

(1)
Unvested incentive unit awards are not included within the calculation of the dilutive weighted average number of units for the three months ended September 30, 2015 since the effect on the net loss attributable to SXL per limited partner unit would have been antidilutive.

6. Inventories
The components of inventories are as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Crude oil	$461	$364
Refined products and NGLs	168	90
Refined products additives	3	4
Materials, supplies and other	15	12
Total Inventories	$647	$470
In the fourth quarter 2014, the Partnership established lower of cost or market ("LCM") reserves of $231 and $27 million, respectively, on its crude oil and products inventories as a result of declining commodity prices. At September 30, 2015, the LCM reserve amounted to $302 million, related entirely to its crude oil inventory.

7. Goodwill and Intangible Assets
Intangible Assets
The components of intangible assets are as follows:

	Weighted Average Amortization Period	September 30, 2015	December 31, 2014
	(in years)	(in millions)
Gross
Customer relationships	18	$836	$836
Technology	10	47	47
Total gross		883	883
Accumulated amortization
Customer relationships		(138)	(102)
Technology		(14)	(11)
Total accumulated amortization		(152)	(113)
Total Net		$731	$770
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
Amortization expense was $13 and $14 million for the three months ended September 30, 2015 and 2014, respectively, and $39 million for the nine months ended September 30, 2015 and 2014. The Partnership forecasts annual amortization expense of $52 million in 2015 and approximately $51 million of annual amortization expense for each year thereafter, through 2019, for these intangible assets.
Intangible assets associated with rights of way are included in properties, plants and equipment in the Partnership's condensed consolidated balance sheets.
Goodwill
Goodwill, which represents the excess of the purchase price in a business combination over the fair value of net assets acquired, is tested for impairment annually in the fourth quarter, or more often if events or changes in circumstances indicate that the carrying value of goodwill may exceed its estimated fair value. The Partnership’s goodwill balance was $1,358 million at September 30, 2015 and December 31, 2014. The Partnership continues to monitor the volatility in the crude oil markets and the impact it could have on the conclusion as to whether goodwill is impaired. It is possible that continued negative volatility within the crude oil markets could change the Partnership’s conclusion regarding whether goodwill is impaired.

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

9. Debt
The components of the Partnership's debt balance are as follows:

	September 30, 2015	December 31, 2014

Credit Facilities	(in millions)
$2.50 billion Credit Facility, due March 2020 (1)	$879	$150
$35 million Credit Facility, matured and repaid April 2015	—	35
Senior Notes
Senior Notes - 6.125%, due May 2016 (2)	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25% due April 2024	500	500
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30% due April 2044	700	700
Senior Notes - 5.35% due May 2045	800	800
Unamortized fair value adjustments	96	106
Total debt	4,950	4,266
Less:
Unamortized bond discount	(6)	(6)
Long-term debt	$4,944	$4,260

(1)	Includes $44 million of commercial paper issued at September 30, 2015.

(2)	The 6.125 percent Senior Notes were classified as long-term debt at September 30, 2015 as the Partnership has the ability and intent to refinance such borrowings on a long-term basis.
Credit Facilities
In March 2015, the Operating Partnership amended and restated its $1.50 billion Credit Facility, which was scheduled to mature in November 2018. The amended and restated credit facility is a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, that will continue to fund the Partnership's working capital requirements, finance acquisitions and capital projects, and be used for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. In June 2015, the $2.50 billion Credit Facility was amended to create a segregated tranche of borrowings that will be guaranteed by ETP. The amendment did not modify the outstanding borrowings, total capacity or terms of the facility. In September 2015, the Operating Partnership initiated a commercial paper program under the borrowing limits established by its $2.50 billion Credit Facility. The $2.50 billion Credit Facility bears interest at LIBOR or the Base Rate (as defined in the facility), each plus an applicable margin. The credit facility may be repaid at any time. Outstanding borrowings under this credit facility were $879 and $150 million at September 30, 2015 and December 31, 2014, respectively.
The $2.50 billion Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.4 to 1 at September 30, 2015, as calculated in accordance with the credit agreement.
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

10. Commitments and Contingent Liabilities
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At September 30, 2015 and December 31, 2014, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $8 and $14 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or are reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $2 and $3 million for the three months ended September 30, 2015 and 2014, respectively, and $7 and $11 million for the nine months ended September 30, 2015 and 2014, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at September 30, 2015.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At September 30, 2015, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $9 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably for the Partnership. Management does not believe that any liabilities which may arise from such claims or the environmental matters discussed above would be material in relation to the Partnership's financial position, results of operations or cash flows at September 30, 2015. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results of operations or cash flows.
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
Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at September 30, 2015. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at September 30, 2015.

11. Equity
The changes in the number of units outstanding from January 1, 2014 through September 30, 2015 are as follows:

Common Units
(in millions)
Balance at January 1, 2014	207.7
Units issued in public offering	7.7
Units issued under ATM program	10.3
Units issued under incentive plans	0.4
Balance at December 31, 2014	226.1
Units issued in public offering	15.5
Units issued under ATM program	17.2
Units issued under incentive plans	0.4
Balance at September 30, 2015	259.2
On June 12, 2014, the Partnership completed a two-for-one split of its common units. The unit split resulted in the issuance of one additional common unit for every one common unit owned. All unit and per unit information included in this report are presented on a post-split basis.
In 2014, the Partnership established an at-the-market equity offering program ("ATM" program) which allows the Partnership to issue common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment grade credit ratings. In the third quarter 2014, the Partnership filed an additional registration statement which increased the total capacity of the ATM program to $1.25 billion. In 2014, the Partnership issued 10.3 million common units under the ATM program for net proceeds of $477 million. For the three and nine months ended September 30, 2015, the Partnership issued 7.6 and 17.2 million common units under this program, for net proceeds of $261 and $645 million, respectively.
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
In October 2015, the Partnership issued 9.4 million Class B units to ETP in connection with its investment interest in the Bakken Pipeline project. The Class B units represent a new class of limited partner interests in the Partnership, which are not entitled to receive quarterly distributions that are made on the Partnership’s common units, but are otherwise entitled to share in earnings pro-rata with common units. The Class B units will automatically convert to common units on a one-for-one basis during the third quarter 2017. However, the Class B units provide the Partnership with an option to call the units for $300 million in the first quarter 2017. ETP also has a put right on the Class B units during the third quarter 2017, which is effective prior to the one-for-one conversion date, for the greater of $313.5 million or the fair market value of the units as defined by the unitholder agreement. As a result of the available put option, the amount attributable to the class B units will be excluded from total equity and instead reflected as redeemable interests in the Partnership’s condensed consolidated balance sheet.

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

The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units through September 30, 2015:

			Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount		General Partner		Unitholders
Minimum Quarterly Distribution		$0.0750	2%		98%
First Target Distribution	up to	$0.0833	2%		98%
Second Target Distribution	above	$0.0833
	up to	$0.0958	15%	(1)	85%
Third Target Distribution	above	$0.0958
	up to	$0.2638	37%	(1)	63%
Thereafter	above	$0.2638	50%	(1)	50%

(1)	Includes general partner interest.
The distributions paid by the Partnership for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
August 14, 2015	$0.4380	$111	$69
May 15, 2015	$0.4190	$103	$62
February 13, 2015	$0.4000	$92	$54
November 14, 2014	$0.3825	$84	$49
August 14, 2014	$0.3650	$77	$43
May 15, 2014	$0.3475	$72	$39
February 14, 2014	$0.3312	$69	$35
On October 20, 2015, the Partnership's general partner announced a cash distribution of $0.458 per common unit ($1.83 annualized), representing the distribution for the third quarter 2015. The $195 million distribution, including $76 million to the general partner for its interests and incentive distribution rights, will be paid on November 13, 2015 to unitholders of record on November 9, 2015.

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
The Partnership issued 0.4 and 0.3 million common units under the LTIP, and recognized share-based compensation expense of $12 million for the nine months ended September 30, 2015 and 2014, respectively. Each of the outstanding restricted unit grants have tandem distribution equivalent rights which are recognized as a reduction to equity when earned.
Additionally, the general partner granted 0.1 million phantom unit incentive awards during the nine months ended September 30, 2015. The Partnership recognized share-based compensation expense in relation to the phantom units of $0.5 million for the period. The phantom units will be settled in cash upon vesting, and have been accounted for as a liability within the condensed consolidated balance sheet.

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
The Partnership had open derivative positions on approximately 16.7 and 3.6 million barrels of refined products and NGLs at September 30, 2015 and December 31, 2014, respectively. The derivatives outstanding as of September 30, 2015 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of September 30, 2015, the fair value of the Partnership's derivative assets and liabilities were approximately $35 and $10 million, respectively, compared to $29 and $14 million at December 31, 2014. Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.
The following table sets forth the impact of derivatives on the Partnership's results of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Location of Gains (Losses) Recognized in Earnings	(in millions)		(in millions)
Commodity contracts not designated as cash flow hedging instruments:
Sales and other operating revenue	$47	$22	$39	$13
Cost of products sold	(14)	(3)	(24)	(3)
	$33	$19	$15	$10

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
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At September 30, 2015, the Partnership had $879 million of consolidated variable-rate borrowings under its revolving credit facility.

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
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair values of the Partnership's senior notes are determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at September 30, 2015 was $3.49 billion, compared to the carrying amount of $4.07 billion. The estimated aggregate fair value of the senior notes at December 31, 2014 was $4.09 billion, compared to the carrying amount of $4.08 billion.
For further information regarding the Partnership's fair value measurements, see Notes 3 and 14.

16. Business Segment Information
The following tables summarize condensed consolidated statements of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to the Partnership for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Sales and other operating revenue (1)
Crude Oil Pipelines	$180	$144	$450	$413
Crude Oil Acquisition and Marketing	1,860	4,497	6,748	13,023
Terminal Facilities	375	298	1,012	868
Products Pipelines	82	46	222	127
Intersegment eliminations	(90)	(70)	(251)	(218)
Total sales and other operating revenue	$2,407	$4,915	$8,181	$14,213

Depreciation and amortization
Crude Oil Pipelines	$31	$25	$85	$73
Crude Oil Acquisition and Marketing	12	15	38	41
Terminal Facilities	37	29	106	83
Products Pipelines	22	8	49	23
Total depreciation and amortization	$102	$77	$278	$220

Impairment charge and other matters
Crude Oil Acquisition and Marketing	$108	$—	$71	$—
Terminal Facilities	(5)	—	(27)	—
Total impairment charge and other matters	$103	$—	$44	$—

Adjusted EBITDA
Crude Oil Pipelines	$133	$95	$317	$292
Crude Oil Acquisition and Marketing	(1)	66	71	131
Terminal Facilities	96	61	288	244
Products Pipelines	61	24	160	67
Total Adjusted EBITDA	289	246	836	734
Interest expense, net	(37)	(14)	(97)	(51)
Depreciation and amortization expense	(102)	(77)	(278)	(220)
Impairment charge and other matters	(103)	—	(44)	—
Provision for income taxes	(7)	(8)	(18)	(21)
Non-cash compensation expense	(4)	(4)	(12)	(12)
Unrealized gains (losses) on commodity risk management activities	32	21	9	14
Amortization of excess equity method investment	(1)	(1)	(2)	(2)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(10)	(6)	(23)	(17)
Net Income	57	157	371	425
Less: Net income attributable to noncontrolling interests	(1)	(2)	(2)	(7)
Less: Net income attributable to redeemable noncontrolling interests	—	—	(1)	—
Net Income attributable to Sunoco Logistics Partners L.P.	$56	$155	$368	$418

(1)	Sales and other operating revenue includes the following amounts from ETP and its affiliates for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Crude Oil Acquisition and Marketing	$—	$231	$165	$842
Terminal Facilities	77	64	217	157
Products Pipelines	13	4	33	15
Total sales and other operating revenue	$90	$299	$415	$1,014

The following table summarizes the identifiable assets for each segment as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in millions)
Crude Oil Pipelines	$4,202	$3,765
Crude Oil Acquisition and Marketing	2,947	3,329
Terminal Facilities	4,059	3,534
Products Pipelines	3,240	2,763
Corporate and other assets (1)	214	253
Total identifiable assets	$14,662	$13,644

(1)	Corporate and other assets consist of cash and cash equivalents, properties, plants and equipment and other assets.

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

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer		Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—		$2,317	$—	$2,317
Affiliates	—	—		90	—	90
Total Revenues	—	—		2,407	—	2,407
Costs and Expenses
Cost of products sold	—	—		2,024	—	2,024
Operating expenses	—	—		58	—	58
Selling, general and administrative expenses	—	1		25	—	26
Depreciation and amortization expense	—	—		102	—	102
Impairment charge and other matters	—	—		103	—	103
Total Costs and Expenses	—	1		2,312	—	2,313
Operating Income	—	(1)		95	—	94
Interest cost and debt expense, net	—	(49)		—	—	(49)
Capitalized interest	—	12		—	—	12
Other income	—	—		7	—	7
Equity in earnings of subsidiaries	56	94		—	(150)	—
Income (Loss) Before Provision for Income Taxes	56	56		102	(150)	64
Provision for income taxes	—	—		(7)	—	(7)
Net Income (Loss)	56	56		95	(150)	57
Less: Net income attributable to noncontrolling interests	—	—		(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$56	$56		$94	$(150)	$56

Comprehensive Income (Loss)	$56	$56	—	$95	$(150)	$57
Less: Comprehensive income attributable to noncontrolling interests	—	—		(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$56	$56		$94	$(150)	$56

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$4,616	$—	$4,616
Affiliates	—	—	299	—	299
Total Revenues	—	—	4,915	—	4,915
Costs and Expenses
Cost of products sold	—	—	4,581	—	4,581
Operating expenses	—	—	55	—	55
Selling, general and administrative expenses	—	—	30	—	30
Depreciation and amortization expense	—	—	77	—	77
Total Costs and Expenses	—	—	4,743	—	4,743
Operating Income	—	—	172	—	172
Interest cost and debt expense, net	—	(37)	(1)	—	(38)
Capitalized interest	—	24	—	—	24
Other income	—	—	7	—	7
Equity in earnings of subsidiaries	155	168	—	(323)	—
Income (Loss) Before Provision for Income Taxes	155	155	178	(323)	165
Provision for income taxes	—	—	(8)	—	(8)
Net Income (Loss)	155	155	170	(323)	157
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$155	$155	$168	$(323)	$155

Comprehensive Income (Loss)	$155	$155	$170	$(323)	$157
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$155	$155	$168	$(323)	$155

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$7,766	$—	$7,766
Affiliates	—	—	415	—	415
Total Revenues	—	—	8,181	—	8,181
Costs and Expenses
Cost of products sold	—	—	7,154	—	7,154
Operating expenses	—	—	162	—	162
Selling, general and administrative expenses	—	1	75	—	76
Depreciation and amortization expense	—	—	278	—	278
Impairment charge and other matters	—	—	44	—	44
Total Costs and Expenses	—	1	7,713	—	7,714
Operating Income	—	(1)	468	—	467
Interest cost and debt expense, net	—	(149)	(2)	—	(151)
Capitalized interest	—	54	—	—	54
Other income	—	—	19	—	19
Equity in earnings of subsidiaries	368	464	—	(832)	—
Income (Loss) Before Provision for Income Taxes	368	368	485	(832)	389
Provision for income taxes	—	—	(18)	—	(18)
Net Income (Loss)	368	368	467	(832)	371
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Less: Net income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$368	$368	$464	$(832)	$368

Comprehensive Income (Loss)	$368	$368	$466	$(832)	$370
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$368	$368	$463	$(832)	$367

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$13,199	$—	$13,199
Affiliates	—	—	1,014	—	1,014
Total Revenues	—	—	14,213	—	14,213
Costs and Expenses
Cost of products sold	—	—	13,308	—	13,308
Operating expenses	—	—	124	—	124
Selling, general and administrative expenses	—	—	82	—	82
Depreciation and amortization expense	—	—	220	—	220
Total Costs and Expenses	—	—	13,734	—	13,734
Operating Income	—	—	479	—	479
Interest cost and debt expense, net	—	(98)	(3)	—	(101)
Capitalized interest	—	50	—	—	50
Other income	—	—	18	—	18
Equity in earnings of subsidiaries	418	466	—	(884)	—
Income (Loss) Before Provision for Income Taxes	418	418	494	(884)	446
Provision for income taxes	—	—	(21)	—	(21)
Net Income (Loss)	418	418	473	(884)	425
Less: Net income attributable to noncontrolling interests	—	—	(7)	—	(7)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$418	$418	$466	$(884)	$418

Comprehensive Income (Loss)	$418	$418	$474	$(884)	$426
Less: Comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$418	$418	$467	$(884)	$419

Condensed Consolidating Balance Sheet
September 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$45	$—	$—	$45
Accounts receivable, affiliated companies	—	1	47	—	48
Accounts receivable, net	—	—	1,373	—	1,373
Inventories	—	—	647	—	647
Other current assets	—	—	7	—	7
Total Current Assets	—	46	2,074	—	2,120
Properties, plants and equipment, net	—	—	10,078	—	10,078
Investment in affiliates	6,461	9,605	277	(16,066)	277
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	731	—	731
Other assets	—	31	67	—	98
Total Assets	$6,461	$9,682	$14,585	$(16,066)	$14,662
Liabilities and Equity
Accounts payable	$—	$—	$1,334	$—	$1,334
Accounts payable, affiliated companies	—	—	51	—	51
Accrued liabilities	—	64	117	—	181
Accrued taxes payable	—	—	44	—	44
Intercompany	(1,272)	(1,787)	3,059	—	—
Total Current Liabilities	(1,272)	(1,723)	4,605	—	1,610
Long-term debt	—	4,944	—	—	4,944
Other deferred credits and liabilities	—	—	81	—	81
Deferred income taxes	—	—	244	—	244
Total Liabilities	(1,272)	3,221	4,930	—	6,879
Redeemable noncontrolling interests	—	—	15	—	15
Total Equity	7,733	6,461	9,640	(16,066)	7,768
Total Liabilities and Equity	$6,461	$9,682	$14,585	$(16,066)	$14,662

Condensed Consolidating Balance Sheet
December 31, 2014
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$101	$—	$—	$101
Accounts receivable, affiliated companies	—	3	6	—	9
Accounts receivable, net	—	—	1,766	—	1,766
Inventories	—	—	470	—	470
Other current assets	—	—	3	—	3
Total Current Assets	—	104	2,245	—	2,349
Properties, plants and equipment, net	—	—	8,849	—	8,849
Investment in affiliates	6,189	9,168	226	(15,357)	226
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	770	—	770
Other assets	—	28	64	—	92
Total Assets	$6,189	$9,300	$13,512	$(15,357)	$13,644
Liabilities and Equity
Accounts payable	$—	$—	$1,934	$—	$1,934
Accounts payable, affiliated companies	—	—	21	—	21
Accrued liabilities	—	58	246	—	304
Accrued taxes payable	—	—	52	—	52
Intercompany	(489)	(1,172)	1,661	—	—
Total Current Liabilities	(489)	(1,114)	3,914	—	2,311
Long-term debt	—	4,225	35	—	4,260
Other deferred credits and liabilities	—	—	71	—	71
Deferred income taxes	—	—	249	—	249
Total Liabilities	(489)	3,111	4,269	—	6,891
Redeemable noncontrolling interests	—	—	15	—	15
Total Equity	6,678	6,189	9,228	(15,357)	6,738
Total Liabilities and Equity	$6,189	$9,300	$13,512	$(15,357)	$13,644

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows provided by (used in) Operating Activities	$368	$365	$396	$(832)	$297
Cash Flows provided by (used in) Investing Activities:
Capital expenditures	—	—	(1,678)	—	(1,678)
Acquisitions, net of cash received	—	—	(131)	—	(131)
Change in long-term note receivable	—	—	(14)	—	(14)
Intercompany	(1,150)	(1,111)	1,429	832	—
Net cash provided by (used in) investing activities	(1,150)	(1,111)	(394)	832	(1,823)
Cash Flows provided by (used in) Financing Activities:
Distributions paid to limited and general partners	(491)	—	—	—	(491)
Distributions paid to noncontrolling interests	(1)	—	—	—	(1)
Net proceeds from issuance of limited partner units	1,274	—	—	—	1,274
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(10)	—	(10)
Repayments under credit facilities	—	(1,760)	—	—	(1,760)
Borrowings under credit facilities	—	2,454	—	—	2,454
Contributions attributable to acquisition from affiliate	—	—	8	—	8
Other	—	(4)	—	—	(4)
Net cash provided by (used in) financing activities	782	690	(2)	—	1,470
Net change in cash and cash equivalents	—	(56)	—	—	(56)
Cash and cash equivalents at beginning of period	—	101	—	—	101
Cash and cash equivalents at end of period	$—	$45	$—	$—	$45

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows provided by (used in) Operating Activities	$417	$379	$414	$(884)	$326
Cash Flows provided by (used in) Investing Activities:
Capital expenditures	—	—	(1,826)	—	(1,826)
Investment in joint venture interests	—	—	(42)	—	(42)
Acquisitions, net of cash received	—	—	(65)	—	(65)
Change in long-term note receivable	—	—	(11)	—	(11)
Intercompany	(890)	(1,551)	1,557	884	—
Net cash provided by (used in) investing activities	(890)	(1,551)	(387)	884	(1,944)
Cash Flows provided by (used in) Financing Activities:
Distributions paid to limited and general partners	(335)	—	—	—	(335)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Contributions from general partner	2	—	—	—	2
Net proceeds from issuance of limited partner units	593	—	—	—	593
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(6)	—	(6)
Repayments under credit facilities	—	(1,770)	—	—	(1,770)
Borrowings under credit facilities	—	2,095	—	—	2,095
Net proceeds from issuance of long-term debt	—	989	—	—	989
Repayment of senior notes	—	(175)	—	—	(175)
Advances to affiliated companies, net	217	79	(57)	—	239
Contributions attributable to acquisition from affiliate	—	—	9	—	9
Net cash provided by financing activities	473	1,218	(54)	—	1,637
Net change in cash and cash equivalents	—	46	(27)	—	19
Cash and cash equivalents at beginning of period	—	12	27	—	39
Cash and cash equivalents at end of period	$—	$58	$—	$—	$58

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table summarizes our consolidated operating results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per unit data)		(in millions, except per unit data)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,317	$4,616	$7,766	$13,199
Affiliates	90	299	415	1,014
Total Revenues	2,407	4,915	8,181	14,213
Costs and Expenses
Cost of products sold	2,024	4,581	7,154	13,308
Operating expenses	58	55	162	124
Selling, general and administrative expenses	26	30	76	82
Depreciation and amortization expense	102	77	278	220
Impairment charge and other matters	103	—	44	—
Total Costs and Expenses	2,313	4,743	7,714	13,734
Operating Income	94	172	467	479
Interest cost and debt expense, net	(49)	(38)	(151)	(101)
Capitalized interest	12	24	54	50
Other income	7	7	19	18
Income Before Provision for Income Taxes	64	165	389	446
Provision for income taxes	(7)	(8)	(18)	(21)
Net Income	57	157	371	425
Less: Net income attributable to noncontrolling interests	(1)	(2)	(2)	(7)
Less: Net income attributable to redeemable noncontrolling interests	—	—	(1)	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$56	$155	$368	$418
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$(0.07)	$0.50	$0.67	$1.37
Diluted	$(0.07)	$0.50	$0.66	$1.36
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

The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Net Income	$57	$157	$371	$425
Interest expense, net	37	14	97	51
Depreciation and amortization expense	102	77	278	220
Impairment charge and other matters	103	—	44	—
Provision for income taxes	7	8	18	21
Non-cash compensation expense	4	4	12	12
Unrealized (gains) losses on commodity risk management activities	(32)	(21)	(9)	(14)
Amortization of excess investment in joint venture interests	1	1	2	2
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	10	6	23	17
Adjusted EBITDA	289	246	836	734
Interest expense, net	(37)	(14)	(97)	(51)
Provision for current income taxes	(8)	(9)	(22)	(25)
Amortization of fair value adjustments on long-term debt	(4)	(3)	(10)	(11)
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(14)	(10)	(30)	(26)
Maintenance capital expenditures	(18)	(16)	(49)	(47)
Distributable cash flow attributable to noncontrolling interests	—	(3)	(2)	(10)
Contributions attributable to acquisition from affiliate	2	3	8	9
Distributable Cash Flow	$210	$194	$634	$573
Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. was $56 and $155 million for the three months ended September 30, 2015 and 2014, respectively. Results for the three months ended September 30, 2015 included a $103 million inventory adjustment, primarily attributable to the decrease in crude oil prices during the quarter. Excluding this non-cash item, net income attributable to SXL increased $4 million compared to the prior year period. This increase was primarily attributable to higher operating results from our Crude Oil Pipelines, Products Pipelines and Terminal Facilities segments. These positive impacts were partially offset by lower operating results from our Crude Oil Acquisition and Marketing segment, higher depreciation and amortization expense related to expansion capital projects placed into service in 2014 and 2015, and higher net interest expense.
Net income attributable to Sunoco Logistics Partners L.P. was $368 and $418 million for the nine months ended September 30, 2015 and 2014, respectively. Results for the nine months ended September 30, 2015 included a $44 million inventory adjustment attributable to the decrease in commodity prices in 2015. Excluding this non-cash item, net income attributable to SXL decreased $6 million compared to the prior year period. The decrease was primarily attributable to higher net interest expense, higher depreciation and amortization expense related to expansion capital projects placed into service in 2014 and 2015, and lower operating results from our Crude Oil Acquisition and Marketing segment. These impacts were largely offset by improved operating results from our Products Pipelines, Terminal Facilities and Crude Oil Pipelines segments.
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
The following table summarizes the operating results and key operating measures for our Crude Oil Pipelines segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$121	$88	$280	$244
Intersegment revenue	59	56	170	169
Total sales and other operating revenue	$180	$144	$450	$413
Depreciation and amortization expense	$31	$25	$85	$73
Adjusted EBITDA	$133	$95	$317	$292
Pipeline throughput (thousands of barrels per day ("bpd")) (1)	2,395	2,204	2,232	2,126
Pipeline revenue per barrel (cents) (1)	81.8	70.8	73.9	71.2

(1)	Excludes amounts attributable to equity interests which are not consolidated.
Adjusted EBITDA for the Crude Oil Pipelines segment increased $38 million to $133 million for the three months ended September 30, 2015, as compared to $95 million for the three months ended September 30, 2014. The increase was largely due to increased volumes ($12 million) and higher average pipeline revenue per barrel ($25 million) largely related to the Permian Express 2 pipeline that commenced operations in July 2015. Expansion projects placed into service in 2014 also contributed to the increase.
Adjusted EBITDA for the Crude Oil Pipelines segment increased $25 million to $317 million for the nine months ended September 30, 2015, as compared to $292 million for the nine months ended September 30, 2014. The increase was largely due to increased volumes ($20 million) and higher average pipeline revenue per barrel ($17 million) largely related to the commencement of operations on Permian Express 2, as well as expansion projects placed into service in 2014. These positive impacts were partially offset by increased operating expenses ($9 million) which included increased employees costs on growth, higher line testing costs and lower pipeline operating gains, partially offset by decreased environmental costs and lower utility expenses.

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
The following table summarizes the operating results and key operating measures for our Crude Oil Acquisition and Marketing segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$1,860	$4,266	$6,582	$12,180
Affiliates	—	231	165	842
Intersegment revenue	—	—	1	1
Total sales and other operating revenue	$1,860	$4,497	$6,748	$13,023
Depreciation and amortization expense	$12	$15	$38	$41
Impairment charge and other matters (1)	$108	$—	$71	$—
Adjusted EBITDA	$(1)	$66	$71	$131
Crude oil purchases (thousands of bpd) (2)	811	894	878	863
Gross profit per barrel purchased (cents) (2) (3)	5.1	89.3	36.2	64.6
Average crude oil price (per barrel)	$46.44	$97.21	$50.98	$99.60

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity interests which are not consolidated.

(3)	Represents total segment sales and other operating revenue less cost of products sold and operating expenses, divided by total crude oil purchases.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment decreased $67 million for the three months ended September 30, 2015, as compared to $66 million for the prior year period. The decrease was primarily attributable to lower gross profit per barrel purchased ($63 million), which was negatively impacted by narrowing crude oil differentials compared to the prior year period, and approximately $7 million of prior period expenses. Reduced crude oil volumes ($7 million) also contributed to the decrease.
Adjusted EBITDA for the Crude Oil Acquisition and Marketing segment decreased $60 million to $71 million for the nine months ended September 30, 2015, as compared to $131 million for the prior year period. The decrease was primarily attributable to lower gross profit per barrel purchased ($68 million), which was negatively impacted by narrowing crude oil differentials compared to the prior year period. This impact was partially offset by increased crude oil volumes ($3 million) and lower operating expenses ($4 million).

Terminal Facilities
Our Terminal Facilities segment consists of crude oil, refined products and natural gas liquids ("NGL") terminals, as well as a products and NGLs acquisition and marketing business. The Terminal Facilities segment earns revenue by providing storage, terminalling, blending and other ancillary services to our customers, as well as through the sale of products and NGLs.
The following table summarizes the operating results and key operating measures for our Terminal Facilities segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$284	$221	$757	$665
Affiliates	77	64	217	157
Intersegment revenue	14	13	38	46
Total sales and other operating revenue	$375	$298	$1,012	$868
Depreciation and amortization expense	$37	$29	$106	$83
Impairment charge and other matters (1)	$(5)	$—	$(27)	$—
Adjusted EBITDA	$96	$61	$288	$244
Terminal throughput (thousands of bpd):
Refined products terminals	458	420	435	418
Nederland terminal	1,388	1,262	1,333	1,266
Refinery terminals	324	297	255	290

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.
Adjusted EBITDA for the Terminal Facilities segment increased $35 million to $96 million for the three months ended September 30, 2015, as compared to $61 million for the three months ended September 30, 2014. The increase was primarily attributable to higher operating results from our bulk marine terminals ($28 million), which benefited from NGL contributions at our Nederland terminal and Marcus Hook Industrial Complex and approximately $5 million on the timing of revenue recognized on committed crude oil throughput volumes under deficiency agreements. Improved contributions from our products and NGLs acquisition and marketing activities ($2 million) and refined products terminals ($3 million) also contributed to the increase.
Adjusted EBITDA for the Terminal Facilities segment increased $44 million to $288 million for the nine months ended September 30, 2015, as compared to $244 million for the nine months ended September 30, 2014. The increase was primarily attributable to higher operating results from our bulk marine terminals ($56 million), which benefited from NGL contributions at our Nederland terminal and Marcus Hook Industrial Complex and approximately $4 million on the timing of revenue recognized on committed crude oil throughput volumes under deficiency agreements. Improved contributions from our refined products terminals ($5 million) also contributed to the increase. These positive impacts were partially offset by lower contributions from our products and NGLs acquisition and marketing activities ($21 million).

Products Pipelines
Our Products Pipelines segment consists of refined products and NGL pipelines, including a two-thirds undivided interest in the Harbor pipeline and joint venture interests in four refined products pipelines in selected areas of the United States. The Products Pipeline System primarily earns revenues by transporting refined products and NGLs from refineries in the northeast, midwest and southwest United States to markets in six states and Canada. Rates for shipments on these pipelines are regulated by the FERC, the Public Utilities Commission of Ohio ("PUCO"), and the Pennsylvania Public Utility Commission ("PA PUC").
The following table summarizes the operating results and key operating measures for our Products Pipelines segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$52	$41	$147	$110
Affiliates	13	4	33	15
Intersegment revenue	17	1	42	2
Total sales and other operating revenue	$82	$46	$222	$127
Depreciation and amortization expense	$22	$8	$49	$23
Adjusted EBITDA	$61	$24	$160	$67
Pipeline throughput (thousands of bpd) (1) (2)	666	506	647	487
Pipeline revenue per barrel (cents) (1)	133.1	98.4	125.8	95.7

(1)	Excludes amounts attributable to equity interests which are not consolidated.

(2)	Prior period throughput volumes have been recast to exclude certain pipeline movements which result in revenues that are not material.
Adjusted EBITDA for the Products Pipelines segment increased $37 million to $61 million for the three months ended September 30, 2015, as compared to $24 million for the three months ended September 30, 2014. The increase was due primarily to higher average pipeline revenue per barrel ($21 million) and increased throughput volumes ($15 million) primarily related to the Mariner NGL and Allegheny Access pipeline projects. Higher contributions from joint venture interests ($3 million) also contributed to the increase. These positive impacts were partially offset by higher operating expenses ($4 million) largely attributable to growth projects.
Adjusted EBITDA for the Products Pipelines segment increased $93 million to $160 million for the nine months ended September 30, 2015, as compared to $67 million for the nine months ended September 30, 2014. The increase was due primarily to higher average pipeline revenue per barrel ($53 million) and increased throughput volumes ($42 million) primarily related to the Mariner NGL and Allegheny Access pipeline projects. Higher contributions from joint venture interests ($7 million) also contributed to the increase. These positive impacts were partially offset by higher operating expenses ($11 million) largely attributable to growth projects.

Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our $2.50 billion Credit Facility are our primary sources of liquidity. At September 30, 2015, we had a net working capital surplus of $510 million and available borrowing capacity of $1.6 billion under our revolving credit facility and commercial paper program. We supplement our cash flows from operations with proceeds from our at-the-market equity offering program ("ATM" program) and periodically with debt and equity financing activities.
Credit Facilities
We maintain a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, to fund our working capital requirements, finance acquisitions and capital projects, and for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. In September 2015, we initiated a commercial paper program under the borrowing limits established by our $2.50 billion Credit Facility. Outstanding borrowings amounted to $879 million, including $44 million of commercial paper, and $150 million at September 30, 2015 and December 31, 2014, respectively. In June 2015, the $2.50 billion Credit Facility was amended to create a segregated tranche of borrowings that will be guaranteed by ETP. The amendment did not modify the outstanding borrowings, total capacity or terms of the facility.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.4 to 1 at September 30, 2015, as calculated in accordance with the credit agreement.
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
Equity Offerings
In 2014, we established an ATM program which allows us to issue common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. In the third quarter 2014, we filed an additional registration statement which increased the total capacity of the ATM program to $1.25 billion. For the three and nine months ended September 30, 2015, we issued 7.6 and 17.2 million common units under this program, for net proceeds of $261 and $645 million, respectively. For the three and nine months ended September 30, 2014, we issued 2.8 and 5.0 million common units under the program, for net proceeds of $129 and $231 million, respectively.
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
Net cash provided by operating activities for the nine months ended September 30, 2015 of $297 million was primarily related to net income of $371 million, adjusted for non-cash charges for depreciation and amortization totaling $278 million and a $44 million non-cash inventory adjustment related to changes in commodity prices. These sources of cash were partially offset by a $405 million increase in working capital largely attributable to a net decrease in payables and an increase in inventories.
Net cash provided by operating activities for the nine months ended September 30, 2014 of $326 million was primarily related to net income of $425 million and non-cash charges for depreciation and amortization of $220 million, partially offset by a $299 million increase in working capital largely attributable to an increase in net receivables.
Investing Activities
Cash flows used in investing activities relate primarily to our capital expenditures, including maintenance and expansion capital expenditures, acquisitions and investments in joint venture interests. See "Capital Requirements" below for additional details on our investing activities.
In addition to $1.7 billion of cash used for expansion and maintenance capital expenditures, net cash used in investing activities for the nine months ended September 30, 2015 included the $131 million acquisition of the remaining noncontrolling interest in West Texas Gulf.
Net cash used in investing activities of $1.9 billion for the nine months ended September 30, 2014 related to $1.8 billion of expansion and maintenance capital expenditures, $65 million of acquisitions completed in the Crude Oil Acquisition and Marketing segment and a $42 million investment in a joint venture interest.
Financing Activities
Cash flows from financing activities relate primarily to the payment of distributions to partners; proceeds from senior note offerings, as well as overnight equity and ATM offerings; and borrowings and repayments under our credit facilities.
Net cash provided by financing activities for the nine months ended September 30, 2015 of $1.5 billion resulted primarily from $1.3 billion of net proceeds from the overnight public equity offering and our ATM program, and the $694 million of net borrowings under our $2.50 billion Credit Facility. These sources of cash were partially offset by $491 million in distributions paid to limited partners and the general partner.
Net cash provided by financing activities in 2014 of $1.6 billion resulted primarily from $989 million of net proceeds related to the April 2014 issuance of the 2024 and 2044 Senior Notes; $593 million of net proceeds from the overnight public offering and our ATM program; $325 million of net borrowings under our $1.50 billion Credit Facility; and the $239 million decrease in advances to affiliates, which represented our cash held by Sunoco in accordance with our participation in Sunoco's cash management program. These sources of cash were partially offset by $335 million in distributions paid to limited partners and the general partner and the $175 million repayment of the 8.75 percent Senior Notes which matured in February 2014.

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

•	Acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.
The following table summarizes our capital expenditures for the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Expansion	$1,467	$1,873
Maintenance	49	47
Acquisitions	131	80
Investment in joint venture interests	—	42
Total	$1,647	$2,042
Expansion capital expenditures for the nine months ended September 30, 2015 and 2014 included spending to: invest in the announced Mariner and Allegheny Access projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through announced expansion capital projects; expand the service capabilities of our products and NGLs acquisition and marketing business; and upgrade the service capabilities at our bulk marine terminals. We expect total expansion capital spending, excluding acquisitions, to be approximately $2.5 billion in 2015 and 2016, which includes spending on our previously announced growth projects and to capture more value from existing assets such as the Marcus Hook Industrial Complex, our bulk marine terminals, our pipeline assets and our patented blending technology.
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
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At September 30, 2015, we had $879 million of variable-rate borrowings under our revolving credit facility. Outstanding borrowings bear interest cost at LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable-rate debt arrangements. Our weighted average interest rate on our variable-rate borrowings was approximately 1 percent at September 30, 2015. A one-percent movement in the weighted average rate would have impacted interest expense by approximately $7 million for the nine months ended September 30, 2015.
At September 30, 2015, we had $3.98 billion of fixed-rate borrowings which was comprised of our outstanding senior notes. This amount excludes the $96 million of unamortized fair value adjustments resulting from the application of push-down accounting in connection with the acquisition of our general partner by ETP. The estimated fair value of our senior notes was $3.49 billion at September 30, 2015. A hypothetical one-percent movement in interest rates would have impacted the fair value of our fixed-rate borrowings by approximately $363 million.
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
We do not use futures or other derivative instruments to speculate on crude oil, refined products or natural gas liquids ("NGL") prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products and NGLs purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At September 30, 2015, the fair market value of our open derivative positions resulted in a net asset of $25 million on 16.7 million barrels of refined products and NGLs. These derivative positions vary in length but do not extend beyond one year.
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
As of September 30, 2015, the Partnership carried out an evaluation, under the supervision and with the participation of the management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer and its Chief Financial Officer and Treasurer concluded that the Partnership's disclosure controls and procedures were effective.
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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
In April 2015, the Pipeline and Hazardous Materials Safety Administration ("PHMSA") issued two separate Notices of Probable Violation (“NOPV”) related to the Partnership’s West Texas Gulf pipeline in connection with repairs being carried out on the pipeline. The NOPVs propose penalties in excess of $0.1 million, and the Partnership is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonable determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
There are certain pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, financial position or cash flows at September 30, 2015.

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

3.1 *
Amendment to the Certificate of Limited Partnership of Sunoco Logistics Partners L.P. dated as of August 28, 2015 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed September 1, 2015)

3.2 *
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P. dated as of August 28, 2015 (incorporated by reference to Exhibit 3.2 of Form 8-K, File No. 1-31219, filed September 1, 2015)

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

101.1
The following financial information from Sunoco Logistics Partners L.P.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

We are pleased to furnish this Form 10-Q to unitholders who request it by writing to:
Sunoco Logistics Partners L.P.
Investor Relations
3807 West Chester Pike
Newtown Square, PA 19073
or through our website at www.sunocologistics.com.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunoco Logistics Partners L.P.

By:	/s/ PETER J. GVAZDAUSKAS
Peter J. Gvazdauskas
Chief Financial Officer and Treasurer Sunoco Partners LLC
Date: November 5, 2015