Form 10-K
period 2015-12-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2016-02-26
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-31219

 SUNOCO LOGISTICS PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3807 West Chester Pike, Newtown Square, PA	19073
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 248-4344

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partnership interests	New York Stock Exchange
Senior Notes 6.125%, due May 15, 2016	New York Stock Exchange
Senior Notes 5.50%, due February 15, 2020	New York Stock Exchange
Senior Notes 4.40%, due April 1, 2021	New York Stock Exchange
Senior Notes 4.65%, due February 15, 2022	New York Stock Exchange
Senior Notes 3.45%, due January 15, 2023	New York Stock Exchange
Senior Notes 4.25%, due April 1, 2024	New York Stock Exchange
Senior Notes 5.95%, due December 1, 2025	New York Stock Exchange
Senior Notes 6.85%, due February 15, 2040	New York Stock Exchange
Senior Notes 6.10%, due February 15, 2042	New York Stock Exchange
Senior Notes 4.95%, due January 15, 2043	New York Stock Exchange
Senior Notes 5.30%, due April 1, 2044	New York Stock Exchange
Senior Notes 5.35%, due May 15, 2045	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10 percent or more of the Common Units outstanding (including the General Partner of the registrant, Sunoco Partners LLC, as if they may be affiliates of the registrant)) was $7.0 billion as of June 30, 2015, based on $38.03 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date. At February 25, 2016, the number of the registrant’s Common and Class B Units outstanding were 272,701,754 and 9,416,196, respectively.
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
Words such as "may," "anticipates," "believes," "expects," "estimates," "planned," "scheduled" or similar phrases or expressions identify forward-looking statements. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in the supply of, or demand for crude oil, natural gas liquids ("NGLs") and refined products that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, NGLs and refined products we buy and sell;

•	An increase in the competition encountered by our pipelines, terminals and acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local taxes, safety, environmental and employment laws;

•	Changes in regulations governing the composition of the products that we transport, terminal and store;

•	Improvements in energy efficiency and development of technology resulting in reduced demand for refined petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws, and interpretations of both;

•
Global and domestic economic repercussions, including disruptions in the crude oil, NGLs and refined petroleum products markets, from terrorist activities, international hostilities and other events, and the government’s response thereto;

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

•	Restrictive covenants in our credit agreements;

•	Changes in our, or our general partner's, credit ratings, as assigned by ratings agencies;

•	The condition of the debt and equity capital markets in the United States, and our ability to raise capital in a cost-effective way;

•	Performance of financial institutions impacting our liquidity, including those supporting our credit facilities;

•	The effectiveness of our risk management activities, including the use of derivative financial instruments to hedge commodity risks;

•	Changes in interest rates on our outstanding debt, which could increase the costs of borrowing; and

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
(a) General Development of Business
We are a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, natural gas liquids ("NGLs") and refined products. Sunoco Partners LLC, a Pennsylvania limited liability company and the general partner of Sunoco Logistics Partners, is a consolidated subsidiary of Energy Transfer Partners, L.P., a publicly traded Delaware limited partnership ("ETP"). The principal executive offices of Sunoco Partners LLC, our general partner, are located at 3807 West Chester Pike, Newtown Square, PA 19073 (telephone (866) 248-4344). Our website address is www.sunocologistics.com.
During the fourth quarter 2015, we realigned our reporting segments as a result of the continued investment in our organic growth capital program which has served to increase the integration that exists between our assets that service each commodity. This has also resulted in a shift in Management’s strategic decision making process, resource allocation methodology, and assessment of our financial results. The updated reporting segments are: Crude Oil, Natural Gas Liquids and Refined Products. The new segmentation will provide our investors with a more meaningful view of our business that is consistent with that of Management. For the purpose of comparability, all prior year segment disclosures have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated earnings.
(b) Financial Information about Segments
See Part II, Item 8. "Financial Statements and Supplementary Data."
(c) Narrative Description of Business
We are a Delaware limited partnership which is principally engaged in the transport, terminalling and storage of crude oil, NGLs and refined products. In addition to logistics services, we also own acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, NGLs and refined products. Our portfolio of geographically diverse assets earns revenues in 35 states located throughout the United States. Our reporting segments are as follows:

•
The Crude Oil segment provides transportation, terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeastern United States. Included within the segment is approximately 5,900 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States and equity ownership interests in three crude oil pipelines. Our crude oil terminalling services operate with an aggregate storage capacity of approximately 28 million barrels, including approximately 24 million barrels at our Gulf Coast terminal in Nederland, Texas and approximately 3 million barrels at our Fort Mifflin terminal complex in Pennsylvania. Our crude oil acquisition and marketing activities utilize our pipeline and terminal assets, our proprietary fleet crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the mid-continent United States.

•
The Natural Gas Liquids segment transports, stores, and executes acquisition and marketing activities utilizing a complementary network of pipelines, storage and blending facilities, and strategic off-take locations that provide access to multiple NGLs markets. The segment contains approximately 900 miles of NGLs pipelines, primarily related to our Mariner systems located in the northeast and southwest United States. Terminalling services are facilitated by approximately 5 million barrels of NGLs storage capacity, including approximately 1 million barrels of storage at our Nederland, Texas terminal facility and 3 million barrels at our Marcus Hook, Pennsylvania terminal facility (the "Marcus Hook Industrial Complex"). This segment also carries out our NGLs blending activities, including utilizing our patented butane blending technology.

•
The Refined Products segment provides transportation and terminalling services, through the use of approximately 1,800 miles of refined products pipelines and approximately 40 active refined products marketing terminals. Our marketing terminals are located primarily in the northeast, midwest and southeast United States, with approximately 8 million barrels of refined products storage capacity. The Refined Products segment includes our Eagle Point facility in New Jersey, which has approximately 6 million barrels of refined products storage capacity. The segment also includes our equity ownership interests in four refined products pipeline companies. The segment also performs terminalling activities at our Marcus Hook Industrial Complex. The Refined Products segment utilizes our integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions of the United States.

Our primary business strategies focus on generating stable cash flows, increasing pipeline and terminal throughput, utilizing our acquisition and marketing assets to maximize value, pursuing economically accretive organic growth opportunities and improving operational efficiencies. We believe that the effective execution of these strategies will result in continued increases in distributions to our unitholders.
In 2015, we continued to expand our business with the commencement of operations on several organic growth projects related to our three commodity strategies. Additionally, we acquired equity ownership interests in two crude oil pipeline projects which will provide connectivity with our existing pipeline and terminalling assets upon commencement of operations. We also continued to expand our NGLs platform with continued progress on the previously announced Mariner projects.
We are subject to competition from third parties in all of our operations. In addition, our businesses make use of a portfolio of complementary crude oil, NGLs and refined products pipelines, terminalling, and acquisition and marketing assets. While this integration creates opportunities and synergies within our operations, assets are sometimes repurposed among our business lines to maximize their utility and profitability. We will continue to utilize our assets in a manner that favors our consolidated results.
Crude Oil
Our Crude Oil segment consists of an integrated set of pipeline, terminalling, and acquisition and marketing assets that service the movement of crude oil from producers to end-user markets.
We completed the following transactions in the Crude Oil segment since December 31, 2010:

•
In October 2015, we obtained a 30 percent ownership interest in the Bakken pipeline project through acquisition of an ownership interest in the Bakken Holdings Company LLC. The Bakken pipeline consists of existing and newly constructed pipelines that are expected to provide aggregate takeaway capacity of approximately 450 thousand barrels per day ("bpd") of crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminalling hubs in the midwest and Gulf Coast, including our Nederland terminal. The ultimate takeaway capacity target for the Bakken pipeline is 570 thousand bpd. The project is jointly owned by ETP and Phillips 66. Commercial operations are expected to commence in the fourth quarter 2016.

•
In July 2015, we obtained a 30 percent ownership interest in the Bayou Bridge Pipeline, LLC ("Bayou Bridge"), which consists of newly constructed pipeline that will deliver crude oil from Nederland, Texas to refinery markets in Louisiana. The project is jointly owned with ETP and Phillips 66. Commercial operations are expected to begin in the first quarter 2016.

•
In December 2014 and January 2015, we acquired an additional 39.7 percent ownership interest in the West Texas Gulf Pipe Line Company ("West Texas Gulf") which originates in Colorado City and delivers to destinations in Goodrich and Longview, Texas. The acquisition resulted in a wholly-owned interest in this strategic crude oil pipeline.

•
In May 2014, we acquired a crude oil purchasing and marketing business from EDF Trading North America, LLC ("EDF"). The purchase consisted of a crude oil acquisition and marketing business and related assets which handle 20 thousand bpd. The acquisition included a promissory note that was convertible to an equity interest in the Price River Terminal rail facility.

•
In May 2014, we acquired a 55 percent economic and voting interest in Price River Terminal, LLC ("PRT"), a rail facility in Wellington, Utah. As the Partnership acquired a controlling financial interest in PRT, the entity is reflected as a consolidated subsidiary of the Partnership from the acquisition date. The terms of the acquisition provide PRT's noncontrolling interest holders the option to sell their interests to the Partnership at a price defined in the purchase agreement.

•
In August 2011, we acquired a crude oil acquisition and marketing business from Texon L.P. ("Texon") which consists of a 75 thousand bpd crude oil purchasing business and gathering assets in 16 states, primarily in the mid-continent United States.

Crude Oil Pipelines
The crude oil pipelines consist of approximately 5,900 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States, including our wholly-owned interest in West Texas Gulf and a controlling financial interest in Mid-Valley Pipeline Company ("Mid-Valley"). Additionally, we have equity ownership interests in three crude oil pipelines. Our pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.
Revenues throughout our crude oil pipeline systems are generated from tariffs paid by shippers utilizing our transportation services. These tariffs are filed with the Federal Energy Regulatory Commissions ("FERC") and other state regulatory agencies, as applicable.
The table below summarizes the average daily number of barrels of crude oil and other feedstocks transported on our crude oil pipelines in each of the years presented:

	Year Ended December 31,
	2015	2014	2013
Crude oil pipelines throughput (thousands of bpd) (1)	2,218	2,125	1,866

(1)	Excludes amounts attributable to equity ownership interests which are not consolidated.
Southwest United States Pipelines
Our Southwest pipelines include crude oil trunk pipelines and crude oil gathering pipelines in Texas. This includes our Permian Express 2 pipeline project which provides takeaway capacity from the Permian Basin, with origins in multiple locations in Western Texas: Midland, Garden City and Colorado City. With an initial capacity of approximately 200 thousand barrels per day, Permian Express 2 began delivery to multiple refiners and markets in the third quarter 2015. In connection with this project, we entered into an agreement with Vitol, Inc. to form SunVit Pipeline LLC ("SunVit"), with each party owning a 50 percent interest. SunVit originates in Midland, Texas and runs to Garden City, Texas, where it connects into our Permian Express 2 pipeline system. The SunVit pipeline also commenced operations in the third quarter 2015.
We own and operate a crude oil pipeline and gathering system in Oklahoma. We have the ability to deliver substantially all of the crude oil gathered on our Oklahoma system to Cushing. We are one of the largest purchasers of crude oil from producers in the state, and our crude oil acquisition and marketing activities business is the primary shipper on our Oklahoma crude oil system.
Midwest United States Pipelines
We have a controlling financial interest in the Mid-Valley pipeline system which originates in Longview, Texas and passes through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, and Ohio, and terminates in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the midwest United States.
In addition, we own a crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio, and a truck injection point for local production at Marysville. This pipeline receives crude oil from the Enbridge Mainline Pipeline system for delivery to refineries located in Toledo, Ohio and to Marathon's Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan.

Crude Oil Terminals
The table below summarizes the total average daily crude oil throughput at our crude oil terminals in each of the years presented:

	Year Ended December 31,
	2015	2014	2013
Crude oil terminals throughput (thousands of bpd)	1,401	1,403	1,210
Nederland
The Nederland terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores, and distributes crude oil and bunker oils (used for fueling ships and other marine vessels), and has a total crude oil storage capacity of approximately 24 million barrels in approximately 130 aboveground storage tanks with individual capacities of up to 660 thousand barrels.
The Nederland terminal can receive crude oil at each of its five ship docks and three barge berths. The five ship docks are capable of receiving over 2 million barrels of crude oil per day. In addition to our crude oil pipelines, the terminal can also receive crude oil through a number of third-party pipelines, including the Department of Energy ("DOE"). The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve's West Hackberry caverns at Hackberry, Louisiana and Big Hill near Winnie, Texas, which have an aggregate storage capacity of approximately 375 million barrels.
The Nederland terminal can deliver crude oil via pipeline, barge, ship, rail or truck. In total, the terminal is capable of delivering over 2 million barrels of crude oil per day to our crude oil pipelines or a number of third-party pipelines, including the DOE. The Nederland terminal generates crude oil revenues primarily by providing term or spot storage services and throughput capabilities to a number of customers.
Fort Mifflin
The Fort Mifflin terminal complex is located on the Delaware River in Philadelphia and includes the Fort Mifflin terminal, the Hog Island wharf, the Darby Creek tank farm and connecting pipelines. Revenues are generated at the Fort Mifflin terminal complex by charging fees based on throughput.
The Fort Mifflin terminal contains two ship docks with freshwater drafts and a total storage capacity of approximately 570 thousand barrels. Crude oil enters the Fort Mifflin terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class ("VLCC") tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.
The Hog Island wharf is located next to the Fort Mifflin terminal on the Delaware River and receives crude oil via two ship docks, one of which can accommodate crude oil tankers and smaller crude oil vessels, and the other of which can accommodate some smaller crude oil vessels.
The Darby Creek tank farm is a crude oil storage terminal for the Philadelphia refinery, which is operated by Philadelphia Energy Solutions ("PES") under a joint venture with Sunoco, Inc. ("Sunoco"). This facility has a total storage capacity of approximately 3 million barrels. Darby Creek receives crude oil from the Fort Mifflin terminal and Hog Island wharf via our pipelines. The tank farm then stores the crude oil and transports it to the Philadelphia refinery via our pipelines.
Eagle Point
The Eagle Point terminal is located in Westville, New Jersey and consists of docks, truck loading facilities and a tank farm. The docks are located on the Delaware River and can accommodate three marine vessels (ships or barges) to receive and deliver crude oil to outbound ships and barges. The tank farm has a total active crude oil storage capacity of approximately 1 million barrels and can receive crude oil via barge, pipeline and rail, and deliver via barge, truck or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.

Crude Oil Acquisition and Marketing
These activities include the acquisition and marketing of crude oil, primarily in the mid-continent United States. The operations are conducted using our assets, which include approximately 375 crude oil transport trucks and approximately 140 crude oil truck unloading facilities, as well as third-party truck, rail and marine assets. Specifically, our crude oil acquisition and marketing activities include:

•	purchasing crude oil at both the wellhead from producers, and in bulk from aggregators at major pipeline interconnections and trading locations;

•	storing inventory during contango market conditions (when the price of crude oil for future delivery is higher than current prices);

•	buying and selling crude oil of different grades, at different locations in order to maximize value;

•	transporting crude oil using our pipelines, terminals and trucks or, when necessary or cost effective, pipelines, terminals or trucks owned and operated by third parties; and

•	marketing crude oil to major integrated oil companies, independent refiners and resellers through various types of sale and exchange transactions.
The crude oil acquisition and marketing activities generate substantial revenue and cost of products sold as a result of the significant volume of crude oil bought and sold. While the absolute price levels of crude oil significantly impact revenue and cost of products sold, such price levels normally do not bear a relationship to gross profit. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross profit for the crude oil acquisition and marketing activities. The operating results are dependent on our ability to sell crude oil at a price in excess of our aggregate cost. Our operations are affected by overall levels of supply and demand for crude oil and relative fluctuations in market-related indices. Generally, we expect a base level of earnings from our crude oil acquisition and marketing activities that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials, and/or a steep contango or backwardated structure. Although we implement risk management processes to provide general stability in our margins, these margins are not fixed and will vary from period to period.
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
Generally, we enter into contracts with producers at market prices for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. For the year ended December 31, 2015, we purchased 365 thousands of barrels per day, from approximately 4 thousand producers, who operate approximately 62 thousand active leases. We also undertook 491 thousand barrels per day of exchanges and bulk purchases during the same period.

The following table shows our average daily volume for crude oil lease purchases and sales, and other exchanges and bulk purchases for the years presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands of bpd)
Lease purchases:
Available for sale	361	378	332
Exchanged	4	14	7
Other exchanges and bulk purchases	491	481	410
Total Purchases	856	873	749

Bulk Sales	471	483	419
Exchanges:
Purchased at the lease	4	14	7
Other	369	372	321
Total Sales	844	869	747
Crude oil commodity prices have historically been volatile and cyclical. Profitability from our acquisition and marketing activities is dependent on our ability to sell crude oil at prices in excess of our aggregate cost. Our operations are not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and relative fluctuations in market-related indices. Generally, we expect a base level of earnings from our acquisition and marketing activities, which may be optimized and enhanced when there is a high level of market volatility. Integration between our crude oil acquisition and marketing assets, pipelines, and terminal facilities allows us to further improve upon earnings during periods when there are favorable basis differentials between various types of products. Additionally, we are able to increase our base level of earnings when there is a steep contango or backwardated market structure.
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
Crude Oil Trucking
We own approximately 140 crude oil truck unloading facilities in the mid-continent United States with the majority located on our pipeline systems. Approximately 620 crude oil truck drivers are employed by an affiliate of our general partner and we own and operate a proprietary fleet of approximately 375 crude oil transport trucks. The crude oil truck drivers pick up crude oil at producer sites and transport it to both our truck unloading facilities and third-party unloading facilities for shipment on our pipelines and third-party pipelines. Third-party trucking firms are also retained to transport crude oil to certain facilities.

Natural Gas Liquids
Our Natural Gas Liquids segment transports, stores, and executes acquisition and marketing activities utilizing an integrated network of pipeline assets, storage and blending facilities, and strategic off-take locations that provide access to multiple NGL markets.
Since December 31, 2010, we completed the following acquisitions in our Natural Gas Liquids segment:

•
In April 2013, we acquired Sunoco's Marcus Hook Industrial Complex and related assets. The acquisition included terminalling and storage assets with a capacity of approximately 2 million barrels of NGLs storage capacity in underground caverns.

NGLs Pipelines
This segment includes approximately 900 miles of NGLs pipelines, primarily related to our Mariner systems in the northeast and southwest United States.
The table below summarizes the average daily number of barrels of NGLs transported on our pipelines in each of the years presented:

	Year Ended December 31,
	2015	2014	2013
NGLs pipelines throughput (thousands of bpd)	209	33	9
Our Mariner East project transports NGLs from the Marcellus and Utica Shale areas in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Industrial Complex on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets. The first phase of the project, referred to as Mariner East 1, consisted of interstate and intrastate propane and ethane service and commenced operations in the fourth quarter of 2014 and the first quarter of 2016, respectively. The second phase of the project, referred to as Mariner East 2, will expand the total takeaway capacity to 345 thousand barrels per day for interstate and intrastate propane, ethane and butane service, and is expected to commence operations in the first half of 2017.
In the fourth quarter 2014, we commenced operations on the Mariner South pipeline. The Mariner South pipeline is part of a joint project with Lone Star NGL LLC ("Lone Star") to deliver export-grade propane and butane products from Lone Star’s Mont Belvieu, Texas storage and fractionation complex to our marine terminal in Nederland, Texas. The pipeline has a capacity of approximately 200 thousand barrels per day and can be scaled depending on shipper interest.
The Mariner West pipeline provides transportation of ethane products from the Marcellus Shale processing and fractionating areas in Houston, Pennsylvania to Marysville, Michigan and the Canadian border. Mariner West commenced operations in the fourth quarter 2013, with capacity to transport approximately 50 thousand barrels per day of NGLs and other products.
Revenues on our NGLs pipelines are generated from tariffs paid by shippers utilizing our transportation services. These tariffs are filed with FERC and other state and Canadian regulatory agencies, as applicable.
NGLs Terminals
Our NGLs terminals generate revenue primarily by charging fees based on throughput, blending services and storage.
The table below summarizes the total average daily throughput for our NGLs terminals in each of the years presented:

	Year Ended December 31,
	2015	2014	2013
NGLs terminals throughput (thousands of bpd)	184	40	31
Nederland
In addition to crude oil activities, the Nederland terminal also provides approximately 1 million barrels of storage and distribution services for NGLs in connection with the Mariner South pipeline project referred to above, which commenced operations in December 2014. The project provides transportation of propane and butane products from the Mont Belvieu region to the Nederland terminal, where such products can be delivered via ship.

Marcus Hook Industrial Complex
We acquired the Marcus Hook Industrial Complex from an affiliated entity in the second quarter 2013. The acquisition included terminalling and storage assets, with a capacity of approximately 3 million barrels of NGL storage capacity in underground caverns, and related commercial agreements. The facility can receive NGLs via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing NGLs storage and terminalling services to both affiliates and third-party customers, the Marcus Hook Industrial Complex currently serves as an off-take outlet for our Mariner East 1 pipeline, and will provide similar off-take capabilities for the Mariner East 2 pipeline when it commences operations.
Inkster
The Inkster terminal, located near Detroit, Michigan, contains eight salt caverns with a total storage capacity of approximately 1 million barrels of NGLs. We use the Inkster terminal's storage in connection with our Toledo North pipeline system and for the storage of NGLs from local producers and a refinery in Western Ohio. The terminal can receive and ship by pipeline in both directions and has a truck loading and unloading rack.
NGLs Acquisition & Marketing
Our NGLs acquisition and marketing activities include the acquisition, blending, marketing and selling of such products at our various terminals and third-party facilities. Since the acquisition of our butane blending business in 2010, we have continued to expand our butane blending service platform by installing our blending technology at certain of our terminals and third-party facilities, as well as the continued development of the Marcus Hook Industrial Complex. The operating results of our NGLs acquisition and marketing activities are dependent on our ability to execute sales in excess of the aggregate cost, and therefore we structure our acquisition and marketing operations to optimize the sources and timing of purchases and minimize the transportation and storage costs. In order to manage exposure to volatility in the price of NGLs, our policy is to (i) only purchase products for which sales contracts have been executed or for which ready markets exist, (ii) structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. However, we do utilize a seasonal hedge program involving swaps, futures and other derivative instruments to mitigate the risk associated with unfavorable market movements in the price of NGLs products. These derivative contracts act as a hedging mechanism against the volatility of prices.

Refined Products
Our Refined Products segment provides transportation and terminalling services using an integrated network of pipeline assets and refined products terminals, which are also utilized to facilitate acquisition and marketing activities. The segment also includes equity ownership interests in four refined products pipelines.
Since December 31, 2010, we completed the following acquisitions in our Refined Products segment:

•
In March 2014, we exercised rights to acquire an additional ownership in Explorer Pipeline Company ("Explorer") for $42 million, increasing the Partnership's ownership interest from 9.4 to 13.3 percent.

•
In May 2011, we acquired an 83.8 percent equity interest in Inland from an affiliated entity and Shell Oil Company. The pipeline connects three refineries in Ohio to terminals and major markets within the state. As we have a controlling financial interest in Inland, the joint venture is reflected as a consolidated subsidiary in our consolidated financial statements. We assumed operatorship of the pipeline in 2012.

Refined Products Pipelines
We own and operate approximately 1,800 miles of refined products pipelines in several regions of the United States. The pipelines primarily provide transportation in the northeast, midwest, and southwest United States markets. The segment includes our controlling financial interest in Inland.
The mix of products delivered varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels peaking in the winter. In addition, weather conditions in the areas served by our refined products pipelines affect both the demand for, and the mix of, the refined products delivered through the pipelines, although historically, any overall impact on the total volume shipped has been short-term.
The products transported in these pipelines include multiple grades of gasoline, and middle distillates, such as heating oil, diesel and jet fuel. Rates for shipments on our products pipelines are regulated by the FERC and other state regulatory agencies, as applicable.
During the first quarter 2015, we commenced operations on the Allegheny Access pipeline project, which transports refined products from the midwest to eastern Ohio and western Pennsylvania markets at a capacity of up to 85 thousand barrels per day with the possibility to increase capacity to meet further demands.
The following table shows the average shipments on the refined products pipelines system in each of the years presented:

	Year Ended December 31,
	2015	2014	2013
Refined products pipelines throughput (thousands of bpd) (1)	492	456	492

(1)	Excludes amounts attributable to equity ownership interests which are not consolidated.
In addition to our consolidated pipeline assets, we own equity interests in several common carrier refined products pipelines, summarized in the following table:

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

Refined Products Terminals
Our active refined products terminals receive refined products from pipelines, barges, railcars, and trucks and distribute them to third parties and certain of our affiliates, who in turn deliver them to end-users and retail outlets. Terminals play a key role in moving product to the end-user markets by providing the following services: storage; distribution; blending to achieve specified grades of gasoline and middle distillates; and other ancillary services that include the injection of additives and the filtering of jet fuel. These terminals facilitate the movement of refined products to or from storage or transportation systems, such as a pipeline, to other transportation systems, such as trucks or other pipelines. Of our approximately 40 refined products terminals, each facility typically consists of multiple storage tanks and is equipped with automated truck loading equipment that is operational 24 hours a day. This automated system provides controls over allocations, credit, and carrier certification.
Our refined products terminals derive revenues from terminalling fees paid by customers. A fee is charged for receiving products into the terminal and delivering them to trucks, barges, or pipelines. In addition to terminalling fees, our refined products terminals generate revenues by charging customers fees for blending services, including certain ethanol and biodiesel blending, injecting additives, and filtering jet fuel. Our refined products pipelines provide supply to the majority of our refined products terminals, with third-party pipelines and barges supplying the remainder.
The table below summarizes the total average daily throughput for the refined products terminals in each of the years presented:

	Year Ended December 31,
	2015	2014	2013
Refined products terminals throughput (thousands of bpd)	534	497	525

The following table outlines the number of active refined products marketing terminals and storage capacity by state:

State	Number of Terminals	Storage Capacity
		(thousands of barrels)
Indiana	1	206
Louisiana	1	161
Maryland	1	710
Massachusetts	1	1,144
Michigan	3	760
New Jersey	3	650
New York (1)	4	920
Ohio	7	957
Pennsylvania	13	1,743
Texas	4	548
Virginia	1	403
Total	39	8,202

(1)
We have a 45 percent ownership interest in a terminal at Inwood, New York and a 50 percent ownership interest in a terminal that we operate in Syracuse, New York. The storage capacities included in the table represent the proportionate share of capacity attributable to our ownership interests in these terminals.

Eagle Point
In additional to crude oil service, the Eagle Point terminal can accommodate three marine vessels (ships or barges) to receive and deliver refined products to outbound ships and barges. The tank farm has a total active refined products storage capacity of approximately 6 million barrels, and provides customers with access to the facility via barge, pipeline and rail. The terminal can deliver via barge, truck or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.

Marcus Hook Industrial Complex
The Marcus Hook Industrial Complex can receive refined products via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck.
Marcus Hook Tank Farm
The Marcus Hook Tank Farm has a total refined products storage capacity of approximately 2 million barrels of refined products storage. The tank farm historically served Sunoco's Marcus Hook refinery and generated revenue from the related throughput and storage. In 2012, the main processing units at the refinery were idled in connection with Sunoco's exit from its refining business. The terminal continues to receive and deliver refined products via pipeline and now primarily provides terminalling services to support movements on our refined products pipelines.
Refined Products Acquisition and Marketing
Our refined products acquisition and marketing activities include the acquisition, marketing and selling of bulk refined products such as gasoline products and distillates. These activities utilize our refined products pipeline and terminal assets, as well as third-party assets and facilities. The operating results of our refined products acquisition and marketing activities are dependent on our ability to execute sales in excess of the aggregate cost, and therefore we structure our acquisition and marketing operations to optimize the sources and timing of purchases and minimize the transportation and storage costs. In order to manage exposure to volatility in refined products prices, our policy is to (i) only purchase products for which sales contracts have been executed or for which ready markets exist, (ii) structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) not acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. However, we do utilize a hedge program involving swaps, futures and other derivative instruments to mitigate the risk associated with unfavorable market movements in the price of refined products. These derivative contracts act as a hedging mechanism against the volatility of prices.

Pipeline and Terminal Control Operations
Almost all of our pipelines are operated via satellite, microwave, and frame relay communication systems from central control rooms located in Sugar Land, Texas and Montello, Pennsylvania. The Sugar Land control center primarily monitors and controls our crude oil pipelines, and the Montello control center primarily monitors and controls our NGLs and refined products pipelines. The Nederland terminal has its own control center.
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

Competition
Pipeline Operations
Our pipelines face competition from a number of sources, including major oil companies and other common carrier pipelines. Generally, pipelines are the lowest-cost method for long-haul commodity movements. Therefore, the most significant competitors for large volume shipments are other pipelines. Competition among pipelines is based primarily on access to commodity supply, market demand, and transportation charges offered for commodity movements. In addition, in areas where additional infrastructure is needed to accommodate production needs, we compete with other pipeline providers to offer the necessary transportation services to meet market demand. Our management believes that high capital requirements, environmental considerations, and the difficulty in acquiring rights-of-way and related permits make it difficult for other companies to build competing pipelines in certain areas served by our pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area.
In addition to competition from other pipelines, we face competition from trucks and rail that deliver products in a number of areas that we serve. While their costs may not be competitive for longer hauls or large volume shipments, these sources of transportation compete effectively for incremental and marginal volume in many areas where such means of transportation are prevalent.
Terminalling Services
Terminal facilities compete based on pricing, accessibility to supply and distribution locations and flexibility of the terminal facility’s service offering. Our terminal facilities service the crude oil, NGLs and refined products markets in the southwest, midwest and northeast United States.
Throughput at our Nederland terminal includes both crude oil and NGLs. The primary competitors of the Nederland terminal are its refinery customers' docks and other terminal facilities located in the Beaumont, Texas area with similar capabilities to distribute these commodities to the end-user markets.
Our Marcus Hook Industrial Complex has the capability to handle the processing, storage and distribution of crude oil, NGLs and refined products and has access to local, domestic and waterborne markets. An increase in competition for the facility could result from the development of a facility providing similar service offerings.
Our refined products marketing terminals located in the northeast, midwest and southwest United States compete with other independent terminals on price, versatility, and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies, and distribution companies with marketing and trading activities.
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
Acquisition and Marketing Activities
Our competitors for our acquisition and marketing of crude oil, NGLs and refined products include other petroleum products pipeline companies, major integrated oil companies and their marketing affiliates, independent gatherers, banks that have established trading platforms, and brokers and marketers of varying sizes, financial resources and experience. Some of these competitors have capital resources many times greater than ours, and control or have access to greater supplies of the specific commodities that we market. Competitive factors that impact our acquisition and marketing activities include price and contract flexibility, regional pricing differentials, availability of commodity supply and demand, quantity and quality of services offered, and accessibility to end markets. Our acquisition and marketing of NGLs includes butane blending services. Our patents provide us with the exclusive use and control over the technology utilized to provide these services to our customers.

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
There are also risks of accidental releases into the environment associated with our operations, such as releases of crude oil or hazardous substances from our pipelines or storage facilities. To the extent an event is not covered by our insurance policies, such accidental releases could subject us to substantial liabilities arising from emergency response, environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.
Sunoco indemnifies us for 100 percent of all losses from environmental liabilities related to the assets contributed to SXL arising prior to, and asserted within 21 years of, February 8, 2002, the date of our initial public offering ("IPO"). Sunoco's share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the IPO date. For example, for a claim asserted during the twenty-third year after the closing of the IPO, Sunoco would be required to indemnify the Partnership for 80 percent of its loss. There is no monetary cap on this indemnification from Sunoco. In addition, this indemnification applies to the following, purchased from Sunoco subsequent to the IPO: interests in the Mesa Pipeline System, Mid-Valley, West Texas Gulf, Inland, Marcus Hook Industrial Complex, as well as the Eagle Point Tank Farm and various other assets. Any remediation liabilities not covered by this indemnity will be our responsibility.
We have agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the contributed assets occurring after the IPO date and for environmental and toxic tort liabilities related to these assets to the extent Sunoco is not required to indemnify us. Total future costs for environmental remediation activities will depend upon, among other things, the extent of impact at each site; the timing and nature of required remedial actions; the technology available; and the determination of our liability at multi-party sites. As of December 31, 2015, all material environmental liabilities incurred by, and known to, us are either covered by the environmental indemnification or reserved for by us in our consolidated financial statements.

Air Emissions
Our operations are subject to the Clean Air Act, as amended, and comparable state and local statutes. We will be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission related issues. In addition, the federal government has enacted regulations relating to restrictions on emissions of greenhouse gases ("GHG"). At this time, our operations do not fall under any of the current GHG regulations. While the effect of these current regulations will not impact our operations, the federal, regional or state laws or regulations limiting emissions of GHGs in the United States could adversely affect the demand for crude oil, NGLs or refined products transportation and storage services, as well as contribute to increased compliance costs or additional operating restrictions.
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
Water
Our operations can result in the discharge of regulated substances, including crude oil, NGLs or refined products. The Federal Water Pollution Control Act of 1972, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of regulated substances into state waters or waters of the United States. Where applicable, our facilities have the required discharge permits.
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
Environmental Remediation
Contamination resulting from releases of crude oil, NGLs and refined products is not unusual within the petroleum pipeline industry. Historic releases along our pipelines, gathering systems, and terminals as a result of past operations have resulted in impacts to the environment, including soil and groundwater. Site conditions, including soil and groundwater, are being evaluated at a number of properties where operations may have resulted in releases of hydrocarbons and other wastes. Sunoco has agreed to indemnify us from environmental and toxic tort liabilities related to the assets contributed to the extent such liabilities existed or arose from operation of these assets prior to the closing of the February 2002 IPO and are asserted within 30 years after the closing of the IPO. This indemnity will cover the costs associated with performance of the assessment, monitoring, and remediation programs, as well as any related claims and penalties. See "Environmental Regulation-General."
We have experienced releases for which we are not covered by an indemnity from Sunoco, and for which we are responsible for necessary assessment, remediation, and/or monitoring activities. We have also purchased certain pipeline and terminal assets for which we assume remediation responsibilities. Our management estimates that the total aggregate cost of performing the currently anticipated assessment, monitoring, and remediation activities at these sites is not material in relation to our operations, financial position or cash flows at December 31, 2015. We have implemented an extensive inspection program to prevent releases of crude oil, NGLs or refined products into the environment from our pipelines, gathering systems, and terminals. Any damages and liabilities incurred due to future environmental releases from our assets have the potential to substantially affect our business and our ability to generate the cash flows necessary to make distributions or satisfy debt obligations.
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
Intrastate Regulation
Some of our pipeline operations are subject to regulation by the Railroad Commission of Texas ("Texas RRC"), the Pennsylvania Public Utility Commission ("PA PUC") and other state regulatory agencies, as applicable. The operations of our joint venture interests are also subject to regulation in the states in which they operate. The applicable state statutes require that pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions generally have not initiated an investigation of rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that our intrastate rates ultimately would be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.

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
Employees
We have no employees. To carry out the operations of Sunoco Logistics Partners L.P., our general partner and its affiliates employed approximately 2,500 people at December 31, 2015 who provide direct support to the operations. Labor unions or associations represented approximately 1,225 of these employees at December 31, 2015.
(d) Financial Information about Geographical Areas
We do not have significant amounts of revenue or segment profit or loss attributable to international activities.
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
Energy Transfer Partners, L.P. ("ETP") is the controlling member of our general partner interest and receives all of our incentive distribution rights. Additionally, ETP owns 67.1 million common units and 9.4 million Class B units, which represents a 27.1 percent limited partner ownership interest in the Partnership. We are a consolidated subsidiary of ETP.
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
Our ability to pay quarterly distributions depends primarily on cash flow, including cash flow from financial reserves and credit facilities, and not solely on profitability, which is affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses and may be unable to pay cash distributions during periods when we record net income. Our ability to generate sufficient cash from operations is largely dependent on our ability to successfully manage our businesses which may also be affected by economic, financial, competitive, and regulatory factors that are beyond our control. To the extent we do not have adequate cash reserves, our ability to pay quarterly distributions to our common unitholders at current levels could be materially impaired.
An increase in interest rates may cause the market price of our units to decline.
Like all equity investments, an investment in our units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our units resulting from investors seeking other investment opportunities may cause the trading price of our units to decline.
A material decrease in demand driven by unfavorable crude oil prices could materially and adversely affect our results of operations, financial position or cash flows.
The volume of crude oil transported through our integrated pipelines, terminal facilities and acquisition and marketing assets depends on the availability of attractively priced crude oil produced or received in the areas served by our assets. A period of sustained crude oil price declines, as experienced in 2014 and 2015, could lead to a decline in drilling activity, production and import levels in these areas. Similarly, a period of sustained increases in the price of crude oil supplied from any of these areas, as compared to alternative sources of crude oil available to our customers, could materially reduce demand for crude oil in the these areas. In either case, the volumes of crude oil transported through our pipelines, terminal facilities and acquisition and marketing assets could decline, and it could likely be difficult to secure alternative sources of attractively priced crude supply in a timely fashion or at all. If we are unable to replace any significant volume declines with additional volumes from other sources, our results of operations, financial position or cash flows could be materially and adversely affected.
A material decrease in demand resulting from unfavorable natural gas liquids ("NGLs") prices could materially and adversely affect our results of operations, financial position, or cash flows.
Any significant and prolonged change in the actual or expected demand for NGLs could have an adverse impact on the volumes transported through our pipelines and/or terminals, or bought and sold through our acquisition and marketing assets. Changes in demand could result from additional regulatory restrictions on the extraction of NGLs that would significantly increase the cost of extraction and procurement; changes in technology affecting the mix of energy products available; or changes in laws, regulations, or costs related to exportation. Any material decrease in demand could have a material adverse effect on our results of operations, financial position, or cash flows.

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
Any reduction in throughput capacity available to our shippers, including our crude oil, NGLs and refined products acquisition and marketing businesses, on either our pipelines or interconnecting third-party pipelines could cause a reduction of volumes transported through our pipelines and our terminals.
Users of our pipelines and terminals are dependent upon our pipelines, as well as connections to third-party pipelines, to receive and deliver crude oil, NGLs and refined products. Any interruptions or reduction in the capabilities of our pipelines or these interconnecting pipelines due to testing, line repair, reduced operating pressures, or other causes would result in reduced volumes transported through our pipelines or our terminals. If additional shippers begin transporting volume over interconnecting pipelines, the allocations to our existing shippers on these interconnecting pipelines could be reduced, which also could reduce volumes transported through our pipelines or our terminals. Allocation reductions of this nature are not infrequent and are beyond our control. Any such interruptions or allocation reductions that, individually or in the aggregate, are material or continue for a sustained period of time could have a material adverse effect on our results of operations, financial position, or cash flows.
Similarly, our crude oil, NGLs and refined products acquisition and marketing businesses are dependent upon our pipelines and third-party pipelines to transport their products. Any material interruptions or allocations that affect the ability of those businesses to transport products, or the cost of such transportation, could have a material adverse effect on our results of operations, financial position, or cash flows.
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

Our forecasted operating results also are based upon our projections of future market fundamentals that are not within our control, including changes in general economic conditions, availability to our customers of attractively priced alternative supplies of crude oil, NGLs and refined products and overall customer demand.
An impairment of goodwill and intangible assets could reduce our earnings.
At December 31, 2015, our consolidated balance sheet reflected $1.36 billion of goodwill and $718 million of intangible assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets, such as intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate non-cash charge to earnings with a correlative effect on partners' capital and balance sheet leverage as measured by debt to total capitalization.
For additional information on our goodwill impairment test, see Note 2 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."
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

Mergers among our customers and competitors could result in lower volumes being shipped on our pipelines or products stored in or distributed through our terminals, or reduced marketing margins and/or volumes.
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
The primary rate-making methodology of the Federal Energy Regulatory Commission ("FERC") is price indexing. We use this methodology in many of our interstate markets. In an order issued in December 2010, the FERC announced that, effective July 1, 2011, the index would equal the change in the producer price index for finished goods plus 2.65 percent (previously, the index was equal to the change in the producer price index for finished goods plus 1.3 percent). This index is to be in effect through July 2016. In an order issued December 2015, the FERC announced that, effective July 1, 2016, the index would equal the change in the producer price index for finished goods plus 1.23 percent. This index is to be effective through July 2021. If the changes in the index result in a rate reduction or are not large enough to fully reflect actual increases to our costs, our financial condition could be adversely affected. If the index results in a rate increase that is substantially in excess of the pipeline’s actual cost increases, or it results in a rate decrease that is substantially less than the pipeline’s actual cost decrease, the rates may be protested, and, if successful, result in the lowering of the pipeline’s rates. The FERC's rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs.
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
Our pipelines, gathering systems, and terminal operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of crude oil, NGLs and refined products result in a risk that crude oil, NGLs and refined products, and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resource damages, personal injury, or property damage to private parties, and significant business interruption. We own or lease a number of properties that have been used to store or distribute crude oil, NGLs and refined products for many years. Many of these properties also have been previously owned or operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control, and for which, in some cases, we have indemnified the previous owners and operators.
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
The U.S. Senate has considered legislation to restrict U.S. emissions of carbon dioxide and other greenhouse gases ("GHG") that may contribute to global warming and climate change. Many states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce GHG emissions. The U.S. House of Representatives has previously approved legislation to establish a "cap-and-trade" program, whereby the U.S. Environmental Protection Agency ("EPA") would issue a capped and steadily declining number of tradable emissions allowances to certain major GHG emission sources so they could continue to emit GHGs into the atmosphere. The cost of such allowances would be expected to escalate significantly over time, making the combustion of carbon-based fuels (e.g., refined petroleum products, oil and natural gas) increasingly expensive. Beginning in 2011, EPA regulations required specified large domestic GHG sources to report emissions above a certain threshold occurring after January 1, 2010. Our facilities are not subject to this reporting requirement since our GHG emissions are below the applicable threshold. In addition, the EPA has proposed new regulations, under the federal Clean Air Act, that would require a reduction in GHG emissions from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. It is not possible at this time to predict how pending legislation or new regulations to address GHG emissions would impact our business. However, the adoption and implementation of federal, state, or local laws or regulations limiting GHG emissions in the U.S. could adversely affect the demand for our crude oil, NGLs or refined products transportation and storage services, and result in increased compliance costs, reduced volumes or additional operating restrictions.

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
A portion of our general and administrative services have been outsourced to outside service providers. Fraudulent activity or misuse of proprietary data involving our outsourcing partners could expose us to additional liability.
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
As of December 31, 2015, approximately 49 percent of our workforce was covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppages could have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Please see "We may issue additional common units without unitholder approval, which would dilute our unitholders' ownership interests." below.
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
ETP is the controlling owner of our general partner interest and owns 27.1 percent of our limited partnership interests, including ownership of our outstanding Class B units. Conflicts may arise between the interests of ETP and its affiliates (including our general partner), and our interests and those of our unitholders. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates (including ETP) over the interests of our unitholders. Our partnership agreement provides that our general partner may resolve any conflicts of interest involving us and our general partner and its affiliates, and any resolution of a conflict of interest by our general partner that is "fair and reasonable" to us will be deemed approved by all partners, including the unitholders, and will not constitute a breach of the partnership agreement These conflicts may include, among others, the following situations:

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
ETP is the controlling owner of our general partner and also owns 27.1 percent of our limited partnership interests, including our outstanding Class B units, and all of our IDRs. Our general partner may cause us to borrow funds from affiliates of ETP or from third parties in order to pay cash distributions to our unitholders and to our general partner, including distributions with respect to our general partner's IDRs.
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
As of December 31, 2015, our total outstanding indebtedness was $5.54 billion, excluding net unamortized fair value adjustments, bond discounts and debt issuance costs. Our payment of principal and interest on the debt will reduce the cash available for distribution on our units, as will our obligation to repurchase the senior notes upon the occurrence of specified events involving a change in control of our general partner. In addition, we are prohibited by our credit facilities and the senior notes from making cash distributions during an event of default, or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our credit facilities and senior notes may reduce our ability to incur additional debt, engage in some transactions, and capitalize on acquisition or other business opportunities. Any subsequent refinancing of our current debt or any new debt could have similar or greater restrictions.
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
As of December 31, 2015, we had $562 million of floating-rate debt outstanding. Rising short-term rates could materially and adversely affect our results of operations, financial condition or cash flows.
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
The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter. Despite the fact that we are a limited partnership under Pennsylvania law, we would be treated as a corporation for federal income tax purposes unless we satisfy a "qualifying income" requirement. We believe that we satisfy the qualifying income requirement based on our current operations. Failing to meet this requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
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
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our case available for distribution to our unitholders.
On November 2, 2015, President Obama signed into law the Bipartisan Budget Act of 2015 (the "Act"). The Act includes significant changes to the rules governing the audits of entities that are treated as partnerships for U.S. federal income tax purposes. The new rules under the Act, which are effective for tax years beginning after December 31, 2017, repeal and replace the regimes under current the Tax Equity and Fiscal Responsibility Act ("TEFRA") audit provisions for partnerships.
Under the new streamlined audit procedures, a partnership would be responsible for paying the imputed underpayment of tax resulting from the audit adjustments in the adjustment year even though partnerships are "pass-through entities." However, as an alternative to paying the imputed underpayment of tax at the partnership level, a partnership may elect to provide the audit adjustment information to the reviewed year partners, whom in turn would be responsible for paying the imputed underpayment of tax in the adjustment year.
Should a partnership not elect to pass the audit adjustments on to its partners, the partnerships imputed underpayment generally would be determined at the highest rate of tax in effect for the reviewed year. Currently, the highest rate of tax would be 39.6 percent for individual taxpayers. However, the Act authorizes the Treasury to establish procedures whereby the imputed underpayment amount may be modified to more accurately reflect the amount owed, if the partnership can substantiate a lower tax rate or demonstrate a portion of the imputed underpayment amount is allocable to a partner that would not owe tax (a tax exempt entity) or a partner has already paid the tax. It is not yet clear how state and local tax authorities will respond to the new regime. The Partnership is closely monitoring the development and issuance of regulations or other additional guidance under the new partnership audit regime.
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
As a result of ETP's acquisition of the Partnership in October 2012, the 50 percent threshold described above was exceeded. Our classification as a partnership was not affected, but instead, we were treated as a new partnership for federal income tax purposes. The technical termination resulted in the closing of our taxable year for all unitholders. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may have resulted in more than twelve months of our taxable income or loss being included in the unitholder's taxable income for the year of termination. As a result of the technical termination, we were required to file two tax returns for the calendar year 2012. We were required to make new tax elections after the technical termination, including a new election under Section 754 of the Internal Revenue Code, and the termination resulted in a deferral of our deductions for depreciation. A termination could also result in penalties if we had been unable to determine that the termination had occurred. Moreover, the technical termination could accelerate the application of, or subject us to, any tax legislation enacted before the technical termination. The IRS has recently announced a publicly traded partnership technical termination relief procedure whereby if a publicly traded partnership that has technically terminated requests publicly traded partnership technical termination relief and the IRS grants such relief, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the calendar year notwithstanding two partnership tax years. We were successful in petitioning the IRS for this technical termination relief.
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
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct our business and own assets in 35 states, most of which impose a personal income tax. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders' responsibility to file all United States federal, state and local tax returns.

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
A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller") to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
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
There are certain legal and administrative proceedings arising prior to the February 2002 initial public offering ("IPO") pending against our Sunoco-affiliated predecessors and us (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco, Inc. ("Sunoco") has agreed to indemnify us for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco's share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be our responsibility. In addition, Sunoco is obligated to indemnify us under certain other agreements executed after the IPO.
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
In January 2012, the Partnership experienced a release on its products pipeline in Wellington, Ohio. In connection with this release, the Pipeline Hazardous Material Safety Administration ("PHMSA") issued a Corrective Action Order under which the Partnership is obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. The Partnership also entered into an Order on Consent with the Environmental Protection Agency ("EPA") regarding the environmental remediation of the release site. All requirements of the Order on Consent with the EPA have been fulfilled and the Order has been satisfied and closed. The Partnership has also received a "No Further Action" approval from the Ohio EPA for all soil and groundwater remediation requirements. The Partnership is now in initial negotiations with the EPA and U.S. Department of Justice ("DOJ") on a potential penalty associated with this release. The timing and outcome of this matter cannot be reasonably determined at this time. However, the Partnership does not expect there to be a material impact to its results of operations, cash flows or financial position. The Partnership continues to cooperate with both PHMSA and the EPA to complete the investigation of the incident and repair of the pipeline.
In 2012, the EPA issued a proposed consent agreement related to the releases that occurred at the Partnership's pump station/tank farm in Barbers Hill, Texas and pump station/tank farm located in Cromwell, Oklahoma in 2010 and 2011, respectively. These matters were referred to the DOJ by the EPA. In November 2012, the Partnership received an initial assessment of $1.4 million associated with these releases. The Partnership is in discussions with the EPA and the DOJ on this matter to resolve the issue. The timing or outcome of this matter cannot be reasonably determined at this time. However, the Partnership does not expect there to be a material impact to its results of operations, cash flows or financial position.
In September 2013, the Pennsylvania Department of Environmental Protection ("PADEP") issued a Notice of Violation and proposed penalties based on alleged violations of various safety regulations relating to the November 2008 products release by Sunoco Pipeline in Murrysville, Pennsylvania. In the fourth quarter 2015, the Partnership reached an agreement with the PADEP and settled this matter for $0.8 million, which was paid in December 2015.
In April 2015, the PHMSA issued two separate Notices of Probable Violation ("NOPV") related to the Partnership's West Texas Gulf pipeline in connection with repairs being carried out on the pipeline. The NOPVs propose penalties in excess of $0.1 million, and the Partnership is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
One of the directors of our general partner, James R. ("Rick") Perry, the former Governor of Texas, has been named the subject of a pending criminal proceeding arising from a political dispute between the Governor and the political leadership of the Public Integrity Unit of the Travis County (Texas) District Attorney's Office. On August 15, 2014, the Travis County District Attorney's Office caused a county grand jury to return an indictment against Governor Perry for "abuse of official capacity" and "coercion of public servant" in retaliation for constitutional protected statements Governor Perry made in his capacity as Governor of the State of Texas that he would veto funding for the Travis County Public Integrity Unit if District Attorney Rosemary Lehmberg did not resign after pleading guilty to a charge of driving while intoxicated. Governor Perry pled "not guilty" to those charges, and, as of February 2016, all of the charges have been dismissed.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Our common units are listed on the New York Stock Exchange under the symbol "SXL" beginning on February 5, 2002. At the close of business on February 25, 2016, there were 59 holders of record of our common units. These holders of record included the general partner with 67.1 million common units registered in its name, and Cede & Co., a clearing house for stock transactions, with the majority of the remaining 205.6 million common units registered to it. Additionally, 9.4 million Class B units were issued in October 2015, which represent a new class of limited partner interests in the Partnership. The Class B units are not entitled to receive quarterly distributions that are made on the Partnership’s common units, but are otherwise entitled to share in earnings pro-rata with common units.
Our registration statements to offer our limited partnership interests and debt securities to the public also allows our general partner to sell, in one or more offerings, any common units it owns. For each offering of our limited partnership units, including those owned by our general partner, we will provide a prospectus supplement that will contain specific information about the terms of that offering.
On June 12, 2014, the Partnership completed a two-for-one split of its common units, which resulted in the issuance of one additional common unit for every one common unit owned. All unit and per unit information included in this report are presented on a post-split basis. The high and low sales price ranges (composite transactions) and distributions declared (per unit), by quarter, for 2015 and 2014 were as follows:

	2015			2014
	Unit Price		Declared Distributions	Unit Price		Declared Distributions
Quarter	High	Low		High	Low
1st	$46.72	$36.62	$0.4190	$45.76	$36.40	$0.3475
2nd	$44.90	$37.10	$0.4380	$47.82	$43.01	$0.3650
3rd	$38.65	$25.44	$0.4580	$51.45	$42.20	$0.3825
4th	$32.89	$21.41	$0.4790	$52.47	$35.61	$0.4000
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
There is no guarantee that we will pay the minimum quarterly distribution on the common units in any quarter, and we are prohibited from making any distributions to our unitholders if it would cause an event of default, or an event of default exists under the credit facilities or the senior notes (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources").

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
The following tables present selected current and historical financial data. The tables should be read together with the consolidated financial statements and the accompanying notes of Sunoco Logistics Partners L.P. included in Item 8. "Financial Statements and Supplementary Data." The tables also should be read together with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Due to the application of push-down accounting applied to our consolidated financial statements, in which our assets and liabilities were adjusted to fair value following the acquisition of our general partner by Energy Transfer Partners, L.P. ("ETP"), selected financial statements are presented using two different bases of accounting for the periods before and after the acquisition. The periods prior to the October 5, 2012 acquisition are identified as "Predecessor" and the periods from October 5, 2012 forward are identified as "Successor."

	Successor				Predecessor
	Year Ended December 31,			Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012	Year Ended December 31,
	2015	2014	2013			2011
	(in millions, except per unit data)				(in millions, except per unit data)
Income Statement Data:
Revenues:
Sales and other operating revenue:
Unaffiliated customers	$9,971	$17,018	$15,073	$2,989	$9,460	$10,473
Affiliates	515	1,070	1,566	200	461	432
Gain on divestment and related matters	—	—	—	—	11	—
Total revenues	$10,486	$18,088	$16,639	$3,189	$9,932	$10,905
Operating income	$530	$367	$560	$159	$460	$423
Other income (1)	$22	$25	$21	$5	$18	$13
Income before income tax expense	$418	$325	$504	$150	$413	$347
Net Income	$397	$300	$474	$142	$389	$322
Net income attributable to noncontrolling interests	(3)	(9)	(11)	(3)	(8)	(9)
Net income attributable to redeemable noncontrolling interests	(1)	—	—	—	—	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$393	$291	$463	$139	$381	$313
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit: (2)
Basic	$0.42	$0.52	$1.63	$0.55	$1.57	$1.28
Diluted	$0.42	$0.51	$1.63	$0.55	$1.57	$1.27
Cash distributions per unit to Limited Partners: (2) (3)
Paid	$1.72	$1.43	$1.17	$0.26	$0.66	$0.81
Declared	$1.79	$1.50	$1.23	$0.27	$0.71	$0.82
Other Data:
Adjusted EBITDA (4)	$1,153	$971	$871	$219	$591	$573
Distributable Cash Flow (4)	$879	$750	$660	$163	$439	$388

(1)
Includes equity income from our investments in the following joint ventures interests: Explorer Pipeline Company, Wolverine Pipe Line Company, West Shore Pipe Line Company, Yellowstone Pipe Line Company, Bayview Refining Company, LLC, and SunVit Pipeline LLC ("SunVit"). Equity income from the investments has been included based on our respective ownership percentages of each, and from the dates of acquisition or formation.

(2)
In June 2014, a two-for-one split was completed, which resulted in the issuance of one additional common unit for every one unit owned. All unit and per unit information is presented on a post-split basis.

(3)
Cash distributions paid per unit to limited partners represent payments made per unit during the period stated. Cash distributions declared per unit to limited partners represent distributions declared per unit for the quarters within the period stated. Declared distributions were paid within 45 days following the close of each quarter.

(4)
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

	Successor				Predecessor
	Year Ended December 31,			Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012	Year Ended December 31,
	2015	2014	2013			2011
	(in millions)				(in millions)
Net Income	$397	$300	$474	$142	$389	$322
Interest expense, net	134	67	77	14	65	89
Depreciation and amortization expense	382	296	265	63	76	86
Impairment charge and other matters	162	258	—	—	9	31
Provision for income taxes	21	25	30	8	24	25
Non-cash compensation expense	17	16	14	2	6	6
Unrealized losses/(gains) on commodity risk management activities	4	(17)	(1)	(3)	6	(2)
Amortization of excess equity method investment	2	2	2	—	—	—
Proportionate share of unconsolidated affiliates’ interest, depreciation and provision for income taxes	34	24	20	5	16	16
Non-cash accrued liability adjustment	—	—	(10)	—	—	—
Adjustments to commodity hedges resulting from "push-down" accounting	—	—	—	(12)	—	—
Adjusted EBITDA	1,153	971	871	219	591	573
Interest expense, net	(134)	(67)	(77)	(14)	(65)	(89)
Provision for current income taxes	(15)	(29)	(24)	(10)	(24)	(27)
Amortization of fair value adjustments on long-term debt	(13)	(14)	(23)	(6)	—	—
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(35)	(35)	(27)	(3)	(25)	(17)
Maintenance capital expenditures	(84)	(76)	(53)	(21)	(29)	(42)
Distributable Cash Flow attributable to noncontrolling interests	(4)	(12)	(16)	(2)	(9)	(10)
Contributions attributable to acquisition from affiliate	11	12	9	—	—	—
Distributable Cash Flow	$879	$750	$660	$163	$439	$388

	Successor				Predecessor
	Year Ended December 31,			Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012	Year Ended December 31,
	2015	2014	2013			2011
	(in millions)				(in millions)
Net cash provided by operating activities	$598	$566	$749	$280	$411	$430
Interest expense, net	134	67	77	14	65	89
Amortization of bond premium, discount and financing fees	13	12	22	6	(2)	(2)
Deferred income tax (expense) benefit	(5)	4	(6)	2	—	2
Regulatory matters excluded from Adjusted EBITDA	—	—	—	—	10	(11)
Claim for (recovery of) environmental liability	—	—	—	(13)	14	—
Equity in earnings of unconsolidated affiliates	24	25	21	5	15	12
Distributions from unconsolidated affiliates	(23)	(14)	(14)	(6)	(5)	(11)
Net change in working capital pertaining to operating activities	361	258	(20)	(91)	29	37
Unrealized losses (gains) on commodity risk management activities	4	(17)	(1)	(3)	6	(2)
Amortization of excess equity method investment	2	2	2	—	—	—
Proportionate share of unconsolidated affiliates’ interest, depreciation and provision for income taxes	34	24	20	5	16	16
Non-cash accrued liability adjustment	—	—	(10)	—	—	—
Adjustments to commodity hedges resulting from "push-down" accounting	—	—	—	(12)	—	—
Provision for income taxes	21	25	30	8	24	25
Other	(10)	19	1	24	8	(12)
Adjusted EBITDA	$1,153	$971	$871	$219	$591	$573
Our management believes Adjusted EBITDA and Distributable Cash Flow information enhances an investor's understanding of a business's ability to generate cash for payment of distributions and other purposes. In addition, our compliance with certain revolving credit facility covenants is measured using Adjusted EBITDA, as defined in the specific credit facility. However, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to indebtedness and may require us to allocate funds for other purposes. Adjusted EBITDA and Distributable Cash Flow do not represent and should not be considered alternatives to net income or cash flows from operating activities as determined under GAAP and may not be comparable to other similarly titled measures of other businesses.

	Successor				Predecessor
	Year Ended December 31,			Period from Acquisition, October 5, 2012 to December 31, 2012 (4)	Period from January 1, 2012 to October 4, 2012 (4)	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (3)			2011 (5)
	(in millions)				(in millions)
Cash Flow Data:
Net cash provided by operating activities	$598	$566	$749	$280	$411	$430
Net cash used in investing activities	$(2,854)	$(2,866)	$(957)	$(139)	$(224)	$(609)
Net cash provided by (used in) financing activities	$2,192	$2,362	$244	$(140)	$(190)	$182
Capital expenditures:
Expansion (6)	$2,620	$2,346	$851	$118	$206	$171
Maintenance (7)	86	70	46	21	29	42
Acquisitions	131	433	60	—	—	396
Total capital expenditures	$2,837	$2,849	$957	$139	$235	$609

(1)
Cash flows related to expansion capital expenditures in 2015 included projects to: invest in the previously announced Mariner projects and Allegheny Access pipeline project; invest in our crude oil infrastructure by increasing our pipeline capabilities through announced expansion capital and joint projects; expand the service capabilities of our acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals. Cash flows related to acquisitions in 2015 included $131 million related to the acquisition of remaining ownership interest in the West Texas Gulf Pipe Line Company ("West Texas Gulf") crude oil pipeline.

(2)
Cash flows related to expansion capital expenditures in 2014 included projects to: invest in the previously announced Mariner and Allegheny Access projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through previously announced expansion capital and joint projects in Texas and Oklahoma; expand the service capabilities of our acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals. Cash flows related to acquisitions in 2014 included $65 million related to a crude oil acquisition and marketing business and a controlling financial interest in a related rail facility, $325 million related to the acquisition of additional ownership interest in West Texas Gulf, and $42 million related to the acquisition of additional ownership interest in Explorer Pipeline Company.

(3)
Cash flows related to expansion capital expenditures in 2013 included projects to: invest in our crude oil infrastructure by increasing our pipeline capabilities through previously announced expansion capital projects in Texas and Oklahoma; expand upon our acquisition and marketing activities; upgrade the service capabilities at the Eagle Point and Nederland terminals; and invest in the previously announced Mariner and Allegheny Access projects. We also acquired the Marcus Hook Industrial Complex for $60 million in 2013.

(4)
Cash flows related to expansion capital expenditures for the periods from October 5, 2012 to December 31, 2012 and from January 1, 2012 to October 4, 2012 included projects to: expand upon our acquisition and marketing activities, upgrade the service capabilities at the Eagle Point and Nederland terminals; invest in our crude oil infrastructure by increasing our pipeline capabilities through previously announced growth projects in West Texas and expanding the crude oil trucking fleet; and to invest in the Mariner pipeline projects.

(5)
Expansion capital expenditures in 2011 included projects to expand upon our butane blending services, increase tankage at the Nederland terminal, increase connectivity of the crude oil pipeline assets in Texas and increase our crude oil trucking fleet to meet the demand for transportation services in the southwest United States. Cash flows related to acquisitions in 2011 included $73 million related to the acquisition of the East Boston terminal, $222 million related to the acquisition of the Texon L.P. ("Texon") crude oil acquisition and marketing business, $2 million related to the acquisition of the Eagle Point tank farm and $99 million related to the acquisition of a controlling financial interest in Inland Corporation ("Inland").

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

	Successor				Predecessor
	December 31,				December 31,
	2015	2014	2013	2012	2011
	(in millions)				(in millions)
Balance Sheet Data (at period end):
Net properties, plants and equipment	$10,692	$8,849	$6,519	$5,623	$2,522
Total assets	$15,489	$13,618	$11,890	$10,361	$5,466
Total debt	$5,591	$4,234	$2,496	$1,732	$1,687
Total Sunoco Logistics Partners L.P. Equity	$7,521	$6,678	$6,204	$6,072	$1,096
Noncontrolling interests	34	60	121	123	98
Total equity	$7,555	$6,738	$6,325	$6,195	$1,194

	Successor				Predecessor
	Year Ended December 31,			Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012	Year Ended December 31,
	2015	2014	2013			2011
Operating Data:
Crude Oil (1)
Pipeline throughput (thousands of barrels per day ("bpd"))	2,218	2,125	1,866	1,584	1,546	1,587
Terminals throughput (thousands of bpd) (2)	1,401	1,403	1,210	1,126	1,017	1,041
Gross Profit (millions of dollars) (3)	$706	$726	$750	$185	$460	$472
Natural Gas Liquids
Pipeline throughput (thousands of bpd)	209	33	9	9	19	20
Terminals throughput (thousands of bpd)	184	40	31	5	4	4
Gross Profit (millions of dollars) (3)	$348	$248	$84	$48	$50	$46
Refined Products (1)
Pipeline throughput (thousands of bpd) (4)	492	456	492	512	494	459
Terminals throughput (thousands of bpd) (2)	534	497	525	523	554	651
Gross Profit (millions of dollars) (3)	$123	$65	$83	$13	$86	$87

(1)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(2)
In July 2011 and August 2011, we acquired the Eagle Point Tank Farm and a refined products terminal located in East Boston, Massachusetts, respectively. Volumes and revenues for these acquisitions are included from their acquisition dates.

(3)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.

(4)
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
Overview
We, Sunoco Logistics Partners L.P. or "SXL," are a Delaware limited partnership which operates a logistics business, consisting of a geographically diverse portfolio of integrated pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, natural gas liquids ("NGLs") and refined products. Our portfolio of geographically diverse assets earns revenues in 35 states located throughout the United States. Revenues are generated by charging tariffs for transporting crude oil, NGLs and refined products through our pipelines, as well as by charging fees for various services at our terminal facilities. Revenues are also generated by acquiring and marketing crude oil, NGLs and refined products. Generally, our commodity purchases are entered into in contemplation of or simultaneously with corresponding sale transactions involving physical deliveries, which enables us to secure a profit on the transaction at the time of purchase.
We are a consolidated subsidiary of Energy Transfer Partners, L.P. ("ETP"), the controlling member of our general partner. In addition to our general partner interest, ETP also owns 76.5 million common units and Class B units, which represents a 27.1 percent limited partner ownership interest in the Partnership and all of our incentive distribution rights.
During the fourth quarter 2015, we realigned our reporting segments as a result of the continued investment in our organic growth capital program which has served to increase the integration that exists between our assets that service each commodity. This has also resulted in a shift in Management's strategic decision making process, resource allocation methodology, and assessment of our financial results. The updated reporting segments are: Crude Oil, Natural Gas Liquids and Refined Products. The new segmentation will provide our investors with a more meaningful view of our business that is consistent with that of Management. For the purpose of comparability, all prior year segment disclosures have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated earnings.
Strategic Actions
Our primary business strategies focus on generating stable cash flows by increasing pipeline and terminal throughput, utilizing our acquisition and marketing assets to maximize value, pursuing economically accretive organic growth opportunities, and continuing to improve operational efficiencies and reduce costs. We also utilize our pipeline systems to take advantage of market dislocations. We believe these strategies will result in continuing increases in distributions to our unitholders. As part of our strategy, we have undertaken several initiatives including the acquisitions and growth capital programs described below.
Acquisitions
We completed four acquisitions for a total of $597 million during the three-year period ended December 31, 2015:

•
West Texas Gulf Pipe Line Company - In December 2014, we acquired an additional 28.3 percent ownership interest in West Texas Gulf Pipe Line Company ("West Texas Gulf") from Chevron Pipe Line Company, increasing our controlling financial interest to 88.6 percent. The remaining noncontrolling interest in West Texas Gulf was acquired in January 2015. The pipeline is now wholly-owned and continues to be reported in our Crude Oil segment.

•
EDF Trading - In May 2014, we acquired a crude oil purchasing and marketing business from EDF Trading North America, LLC ("EDF"). The purchase consisted of a crude oil acquisition and marketing business and related assets which handle 20 thousand barrels per day. The acquisition also included a promissory note that was convertible to an equity interest in a rail facility (see Price River Terminal, below). The acquisition is included in our Crude Oil segment.

•
Price River Terminal - In May 2014, we acquired a 55 percent economic and voting interest in Price River Terminal, LLC ("PRT"), a rail facility in Wellington, Utah. The terms of the acquisition provide PRT's noncontrolling interest holders the option to sell their interests to the Partnership at a price defined in the purchase agreement. Since we acquired a controlling financial interest in PRT, the entity was reflected as a consolidated subsidiary from the acquisition date and is included in the Crude Oil segment.

•
Marcus Hook Industrial Complex - In the second quarter 2013, we acquired Sunoco, Inc.'s ("Sunoco") Marcus Hook facility and related assets (the "Marcus Hook Industrial Complex"). The complex consists of terminalling and storage assets located in Pennsylvania and Delaware including underground storage caverns with a capacity of approximately 2 million barrels, deep water berths, rail access and trucking capabilities, and advantageous pipeline access. In addition, the acquisition included commercial agreements, including a reimbursement agreement under which Sunoco will reimburse us $40 million for certain operating expenses of the Marcus Hook Industrial Complex through March 31, 2017. Since the transaction was with an entity under common control, we recorded the assets acquired and liabilities assumed at Sunoco's net carrying value. The acquisition is included in the Natural Gas Liquids segment.

Growth Capital Program
In 2015, we invested $2.8 billion in organic growth capital projects and acquisitions to improve operational efficiencies, reduce costs, expand existing facilities and construct new assets to increase throughput volume, storage, or the scope of services we are able to provide. These included projects to: invest in the previously announced Mariner projects and Allegheny Access pipeline project; invest in our crude oil infrastructure by increasing pipeline capabilities through previously announced expansion capital and joint projects; expand the service capabilities of our acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals.
Expansion capital expenditures in 2016 will include continued progress on our previously announced growth projects:
Mariner East 1 and 2
Our Mariner East project transports NGLs from the Marcellus and Utica Shale areas in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Industrial Complex on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets. The first phase of the project, referred to as Mariner East 1, consisted of interstate and intrastate propane and ethane service and commenced operations in the fourth quarter of 2014 and the first quarter of 2016, respectively. The second phase of the project, referred to as Mariner East 2, will expand the total takeaway capacity to 345 thousand barrels per day for interstate and intrastate propane, ethane and butane service, and is expected to commence operations in the first half of 2017.
Permian Longview and Louisiana Extension
The Permian Longview and Louisiana Extension project will enable us to provide takeaway capacity for approximately 100 thousand additional barrels per day of crude oil out of the Permian Basin at Midland, Texas to be transported to the Longview area, as well as destinations in Louisiana. The pipeline will utilize a combination of our proprietary crude oil system, as well as third party pipelines. The project is expected to commence operations in mid-2016.
Delaware Basin Extension
The Delaware Basin Extension project will provide shippers with new crude oil takeaway capacity from the rapidly growing Delaware Basin area in New Mexico and West Texas to Midland, Texas. The project will consist of approximately 125 miles of newly constructed pipeline and is anticipated to have initial capacity to transport approximately 100 thousand barrels per day. The pipeline is expected to be operational in mid-2016.
Bayou Bridge
The project consists of newly constructed pipeline that will deliver crude oil from Nederland, Texas to refinery markets in Louisiana. The Bayou Bridge pipeline is a joint project with ETP and Phillips 66 ("P66"), and we will be the operator of the pipeline. Commercial operations are expected to begin in the first quarter 2016.
Bakken
The Bakken project consists of existing and newly constructed pipelines that are expected to provide aggregate takeaway capacity of approximately 450 thousand barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminalling hubs in the Midwest and Gulf Coast, including our Nederland terminal. The ultimate takeaway capacity target for the project is 570 thousand barrels per day. The pipeline system is a joint project with ETP and P66, and we expect to reach agreement to become the operator of the pipeline system. Commercial operations are expected to commence in the fourth quarter 2016.

Conservative Capital Structure
Our goal is to maintain substantial liquidity and a conservative capital structure. Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), our wholly-owned subsidiary, maintains a $2.50 billion Credit Facility (including commercial paper issuances), which contains an "accordion" feature, that, under certain conditions, may increase to $3.25 billion.
During 2015, we issued 42.3 million common units for net proceeds of $1.5 billion in connection with an overnight equity offering and activity under our at-the-market equity offering program ("ATM program"). We also issued $1.0 billion of long-term debt in connection with senior notes offerings.
We will maintain our conservative capital structure by utilizing a combination of our operating cash flows and debt and equity issuances to finance our future growth.
Cash Distribution Increases
As a result of our continued growth, our general partner increased our cash distributions to limited partners in all quarters in the three years ended December 31, 2015. For the quarter ended December 31, 2015, the distribution increased to $0.479 per common unit ($1.92 annualized). The distribution for the fourth quarter 2015 was paid on February 12, 2016.

Results of Operations

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per unit data)
Statements of Income
Sales and other operating revenue:
Unaffiliated customers	$9,971	$17,018	$15,073
Affiliates	515	1,070	1,566
Total revenues	10,486	18,088	16,639
Cost of products sold (1)	9,145	16,877	15,600
Operating expenses (1)	164	172	122
Selling, general and administrative expenses	103	118	92
Depreciation and amortization expense	382	296	265
Impairment charge and other matters	162	258	—
Total costs and expenses	9,956	17,721	16,079
Operating income	530	367	560
Net interest expense	(134)	(67)	(77)
Other income	22	25	21
Income before provision for income taxes	418	325	504
Provision for income taxes	(21)	(25)	(30)
Net Income	397	300	474
Net income attributable to noncontrolling interests	(3)	(9)	(11)
Net income attributable to redeemable noncontrolling interests	(1)	—	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$393	$291	$463
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$0.42	$0.52	$1.63
Diluted	$0.42	$0.51	$1.63

(1)
In connection with the change in our reportable segments in the fourth quarter 2015, we adjusted the elimination of certain intercompany transactions to conform to the new segment presentation. These changes did not impact our total expenses or net income. Prior period amounts have been recast to conform to current presentation.

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
The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net Income	$397	$300	$474
Interest expense, net	134	67	77
Depreciation and amortization expense	382	296	265
Impairment charge and other matters	162	258	—
Provision for income taxes	21	25	30
Non-cash compensation expense	17	16	14
Unrealized losses (gains) on commodity risk management activities	4	(17)	(1)
Amortization of excess equity method investment	2	2	2
Proportionate share of unconsolidated affiliates’ interest, depreciation and provision for income taxes	34	24	20
Non-cash accrued liability adjustment	—	—	(10)
Adjusted EBITDA	1,153	971	871
Interest expense, net	(134)	(67)	(77)
Provision for current income taxes	(15)	(29)	(24)
Amortization of fair value adjustments on long-term debt	(13)	(14)	(23)
Distributions versus Adjusted EBITDA of unconsolidated affiliates	(35)	(35)	(27)
Maintenance capital expenditures	(84)	(76)	(53)
Distributable Cash Flow attributable to noncontrolling interests	(4)	(12)	(16)
Contributions attributable to acquisition from affiliate	11	12	9
Distributable Cash Flow	$879	$750	$660

Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to SXL") was $393 and $291 million for the years ended December 31, 2015 and 2014, respectively. Results in 2015 and 2014 included non-cash inventory write downs of $162 and $258 million, respectively, attributable to volatile commodity markets during both periods. Excluding these items, net income attributable to SXL increased $6 million compared to the prior period primarily attributable to higher operating results from our Natural Gas Liquids and Refined Products segments. These positive impacts were largely offset by higher depreciation and amortization expense, higher net interest expense attributable to senior note offerings in 2015 and 2014, and lower operating results from our Crude Oil segment.
Net income attributable to Sunoco Logistics Partners L.P. was $291 and $463 million for the years ended December 31, 2014 and 2013, respectively. Results in 2014 included a $258 million non-cash inventory write down of crude oil and NGL inventories which resulted from the decline in commodity prices. Excluding this item, net income attributable to SXL increased $86 million compared to the prior period primarily attributable to higher operating results from our Natural Gas Liquids segment and lower net interest expense driven by increased capitalized interest on growth projects. These improvements were partially offset by lower operating results from our Crude Oil and Refined Products segments, higher depreciation and amortization expense, and increased selling, general and administrative expenses.
See "Analysis of Operating Segments" and "Liquidity and Capital Resources" below for additional details on our operating results.

Analysis of Operating Segments
We manage our operations through three operating segments: Crude Oil, Natural Gas Liquids, and Refined Products.
Crude Oil
Our Crude Oil segment utilizes an integrated set of pipeline, terminalling, and acquisition and marketing assets that facilitate the movement of crude oil from producers to end-user markets. The segment includes crude oil trunk and gathering pipelines in the southwest and midwest United States, including those owned by our joint venture interests, terminalling assets in key crude oil markets, and a crude oil trucking fleet that supports the sale of gathered and bulk purchased crude oil. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our pipeline assets with rates for shipments on the crude oil pipelines regulated by the Federal Energy Commission ("FERC") and other state regulatory agencies, as applicable. The Crude Oil segment also generates revenues from fees for terminalling services provided and the marketing of crude oil.
The crude oil acquisition and marketing activities generate substantial revenue and cost of products sold as a result of the significant volumes bought and sold. The absolute price levels of crude oil normally do not bear a relationship to gross profit, although the price levels significantly impact revenue and costs of products sold. As a result, period-to-period variations in revenue and cost of products sold are not generally meaningful in analyzing the variation in gross profit for the segment. The operating results of the Crude Oil segment are affected by overall levels of supply and demand for crude oil and relative fluctuations in market related indices. To the extent there are periods of sustained crude oil price declines, drilling activity could decline impacting the volume of crude oil we transport, store, or buy and sell. Generally, we expect a base level of earnings from our Crude Oil segment that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated structure. Our management believes gross profit, which is equal to sales and other operating revenue less cost of products sold and operating expenses, is a key measure of financial performance. Although we implement risk management activities to provide general stability in our margins, these margins are not fixed and will vary from period to period.
The following table presents the operating results and key operating measures for our Crude Oil segment for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$8,763	$16,033	$14,535
Affiliates	193	866	1,418
Total sales and other operating revenue	$8,956	$16,899	$15,953
Depreciation and amortization expense	$216	$191	$176
Impairment charge and other matters (1)	$150	$231	$—
Adjusted EBITDA	$656	$669	$701
Pipeline throughput (thousands of barrels per day ("bpd")) (2)	2,218	2,125	1,866
Terminal throughput (thousands of bpd)	1,401	1,403	1,210
Gross profit (3)	$706	$726	$750

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(3)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Crude Oil segment decreased $13 million to $656 million for the year ended December 31, 2015 compared to the prior year period. The decrease in Adjusted EBITDA was due primarily to lower results from our crude oil acquisition and marketing activities ($96 million) driven by reduced margins which were negatively impacted by contracted crude oil differentials compared to the prior year period. This impact was partially offset by higher results from our crude oil pipelines ($71 million) largely attributable to expansion projects placed into service in 2015 and 2014, and higher results from our crude oil terminals ($14 million).

Adjusted EBITDA for the Crude Oil segment decreased $32 million to $669 million for the year ended December 31, 2014 compared to the prior year period. The decrease in Adjusted EBITDA was due primarily to lower results from our crude oil acquisition and marketing activities ($66 million) driven by reduced margins which were negatively impacted by contracted crude oil differentials compared to the prior year period. Increased selling, general and administrative expenses attributable to growth projects ($3 million) also contributed to the decrease. This impact was partially offset by improved contributions from our crude oil pipelines ($29 million) which benefited from expansion projects placed into service in 2014 and 2013, and higher results attributable to crude oil terminal activities ($8 million).

Natural Gas Liquids
Our Natural Gas Liquids segment transports, stores, and executes acquisition and marketing activities utilizing an integrated network of pipeline assets in the northeast and southwest United States, storage and blending facilities, and strategic off-take locations that provide access to multiple NGL markets. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our pipeline assets, fees for terminalling services provided, and the marketing of NGLs. Rates for shipments on the NGLs pipelines are regulated by the FERC and other state and Canadian regulatory agencies, as applicable.
The following table presents the operating results and key operating measures for our Natural Gas Liquids segment for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$961	$825	$384
Affiliates	204	134	63
Total sales and other operating revenue	$1,165	$959	$447
Depreciation and amortization expense	$76	$30	$21
Impairment charge and other matters (1)	$10	$27	$—
Adjusted EBITDA	$333	$203	$73
Pipeline throughput (thousands of bpd)	209	33	9
Terminal throughput (thousands of bpd)	184	40	31
Gross profit (2)	$348	$248	$84

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Natural Gas Liquids segment increased $130 million to $333 million for the year ended December 31, 2015 compared to the prior year period. The increase in Adjusted EBITDA was due primarily to contributions from our Mariner NGLs projects which commenced operations in late 2014 and 2013. These projects contributed to improved results related to our NGLs pipeline and terminal operations ($160 million), including our Nederland and Marcus Hook facilities. These positive impacts were partially offset by lower results from our NGLs acquisition and marketing activities ($33 million) driven largely by narrowed blending margins compared to the prior year period.
Adjusted EBITDA for the Natural Gas Liquids segment increased $130 million to $203 million for the year ended December 31, 2014 compared to the prior year period. The increase in Adjusted EBITDA was attributable to improved results from our NGLs acquisition and marketing activities ($101 million) driven by higher volumes which benefited from a full year of results from the Marcus Hook Industrial Complex, increased margins, and favorable inventory timing compared to the prior year period. Higher contributions from our NGLs pipelines ($38 million) were largely driven by our Mariner West project which commenced operations in late 2013. NGLs terminalling activities at our Marcus Hook Industrial Complex ($8 million) also contributed to the increase. These positive impacts were partially offset by increased selling, general and administrative expenses ($16 million) attributable to growth projects.

Refined Products
Our Refined Products segment provides transportation and terminalling services through the use of refined products pipelines and approximately 40 active refined products marketing terminals. The segment includes our controlling financial interest in Inland Corporation ("Inland"), as well as equity ownership interest in four refined products pipelines. The Refined Products segment utilizes our integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in the northeast and midwest United States. Revenues generated from tariffs and the associated fees paid by shippers utilizing our pipeline assets, fees for terminalling services provided, and the marketing of refined products. Rates for shipments on the refined products pipelines are regulated by the FERC and other associated state entities.
The following table presents the operating results and key operating measures for our Refined Products segment for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$247	$160	$154
Affiliates	118	70	85
Total sales and other operating revenue	$365	$230	$239
Depreciation and amortization expense	$90	$75	$68
Impairment charge and other matters (1)	$2	$—	$—
Adjusted EBITDA	$164	$99	$97
Pipeline throughput (thousands of bpd) (2)	492	456	492
Terminal throughput (thousands of bpd)	534	497	525
Gross profit (3)	$123	$65	$83

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(3)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Refined Products segment increased $65 million to $164 million for the year ended December 31, 2015 compared to the prior year period. The increase in Adjusted EBITDA was due primarily to higher results from our refined products pipelines ($33 million) driven largely by the commencement of operations on our Allegheny Access project in 2015. Terminalling activities at our refined products marketing terminals, as well as our Eagle Point and Marcus Hook facilities, increased compared to the prior year period ($15 million). Higher contributions from our joint venture interests ($10 million) and refined products acquisition and marketing activities ($6 million) also contributed to the increase.
Adjusted EBITDA for the Refined Products segment increased $2 million to $99 million for the year ended December 31, 2014 compared to the prior year period. The increase in Adjusted EBITDA was primarily attributable to higher contributions from our joint venture interests ($8 million) and lower selling, general and administrative expenses ($10 million). These positive impacts were largely offset by lower results from our refined products pipelines ($13 million) largely driven by reduced throughput volumes and decreased contributions from our refined products terminalling activities ($4 million).

Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our $2.50 billion Credit Facility are our primary sources of liquidity. At December 31, 2015, we had a net working capital surplus of $185 million and available borrowing capacity of $1.9 billion under our revolving credit facility and commercial paper program. We supplement our cash flows from operations with proceeds from our ATM program, borrowings under our credit facility, and periodically with debt and equity financing activities.
Capital Resources
Credit Facilities
We maintain a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, to fund our working capital requirements, finance acquisitions and capital projects, and for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. In September 2015, we initiated a commercial paper program under the borrowing limits established by our $2.50 billion Credit Facility. In June 2015, the $2.50 billion Credit Facility was amended to create a segregated tranche of borrowings that will be guaranteed by ETP in connection with our investment in the Bakken pipeline project. The amendment did not modify the outstanding borrowings, total capacity or terms of the facility. Outstanding borrowings amounted to $562 and $150 million at December 31, 2015 and 2014, respectively.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.6 to 1 at December 31, 2015, as calculated in accordance with the credit agreement.
The West Texas Gulf $35 million revolving credit facility matured in April 2015 and was repaid with borrowings from the $2.50 billion Credit Facility.
Senior Notes
We had $175 million of 8.75 percent senior notes that matured and were repaid in February 2014 with borrowings under our revolving credit facility.
In November 2015, we issued $600 million of 4.40 percent senior notes and $400 million of 5.95 percent senior notes (the "2021 and 2025 Senior Notes"), due April 2021 and December 2025, respectively.
In November 2014, we issued $200 million of 4.25 percent senior notes and $800 million of 5.35 percent senior notes (the "2024 and 2045 Senior Notes"), due April 2024 and May 2045, respectively.
In April 2014, we issued $300 million of 4.25 percent senior notes and $700 million of 5.30 percent senior notes (the "2024 and 2044 Senior Notes"), due April 2024 and April 2044, respectively.
The net proceeds from senior notes offerings in 2015 and 2014 of $991 million and $1.98 billion, respectively, were used to repay outstanding borrowings under the $2.50 billion Credit Facility and for general partnership purposes. The terms and conditions of the senior notes offered during these periods are comparable to those under our other outstanding senior notes.
Equity Offerings
In the first quarter 2014, we established an ATM program which allows us to issue common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. In the third quarters of 2014 and 2015, respectively, we filed registration statements which each established an additional $1.0 billion of capacity under the program. For the years ended December 31, 2015 and 2014, we issued 26.8 and 10.3 million common units under the program, for net proceeds of $890 and $477 million, respectively.
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
The net proceeds from these offerings were used to repay outstanding borrowings under the $2.50 billion Credit Facility and for general partnership purposes.

Cash Flows and Capital Expenditures
Operating Activities
Cash flows from operating activities are primarily driven by earnings, excluding the impact of non-cash items; the timing of cash receipts and disbursements related to accounts receivable and payable; and the timing of inventory transactions and changes in other working capital amounts. Non-cash items include depreciation and amortization expense, compensation expense and lower of cost or market adjustments related to changes in inventory commodity prices. See the Analysis of Consolidated Operating Results, above, for more information on changes in our consolidated earnings.
Net cash provided by operating activities in 2015 of $598 million was primarily the result of net income of $397 million, adjusted for non-cash charges for depreciation and amortization totaling $382 million and a non-cash inventory write down of $162 million resulting from declining commodity prices. These sources of cash were partially offset by a $361 million increase in working capital largely attributable to an increase in inventory volumes in order to capture the contango market structure.
Net cash provided by operating activities in 2014 of $566 million was primarily the result of net income of $300 million, adjusted for non-cash charges for depreciation and amortization totaling $296 million and a non-cash inventory adjustment of $258 million resulting from declining commodity prices. These sources of cash were partially offset by a $258 million increase in working capital largely attributable to a decrease in net payables and an increase in inventory volumes.
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
Expansion and maintenance capital expenditures amounted to $2.7 billion, $2.4 billion, and $897 million in 2015, 2014 and 2013, respectively. Other sources of cash used in investing activities consisted largely of acquisitions and investments in joint ventures, which amounted to $131, $433 and $60 million, respectively, in 2015, 2014 and 2013.
Financing Activities
Cash flows from financing activities relate primarily to the payment of distributions to partners; proceeds from senior notes offerings, as well as overnight equity and ATM program offerings; borrowings and repayments under our credit facility; and changes to advances to affiliated companies, which prior to our transition away from Sunoco's cash management program in 2014, represented our cash held by Sunoco in connection with our participation in that program.
Net cash provided by financing activities of $2.2 billion in 2015 was primarily related to $1.5 billion of net proceeds from public equity offerings, $991 million of net proceeds related to a senior notes offering and $377 million of net borrowings under our credit facility. These sources of cash were partially offset by $686 million of distributions paid to partners.
Net cash provided by financing activities of $2.4 billion in 2014 was primarily related to $1.98 billion of net proceeds related to senior notes offerings; $839 million of net proceeds from a public equity offering and our ATM program; and the $239 million decrease in advances to affiliates. These sources of cash were partially offset by $468 million of distributions paid to partners; the $175 million repayment of senior notes which matured in February 2014; and $50 million of net repayments under our credit facility.
Net cash provided by financing activities of $244 million in 2013 was primarily related to $691 million of net proceeds related to a senior notes offering and $96 million of net borrowings under our revolving credit facility. These sources of cash were partially offset by $353 million of distributions to paid partners and a $183 million increase in advances to affiliates.

Capital Requirements
Our operations are capital intensive, requiring significant investment to maintain, upgrade and enhance existing assets and to meet environmental and operational regulations. The capital requirements have consisted, and are expected to continue to consist, primarily of:

•
Expansion capital expenditures to acquire and integrate complementary assets to improve operational efficiencies or reduce costs and to expand existing and construct new facilities, such as projects that increase storage or throughput volume, and joint projects which complement our existing asset base,

•
Maintenance capital expenditures that extend the usefulness of existing assets, such as those required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations, and

•	Acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.
The following table summarizes maintenance and expansion capital expenditures, including amounts paid for acquisitions, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Expansion	$2,625	$2,483	$965
Maintenance	84	76	53
Acquisitions	131	448	60
Total	$2,840	$3,007	$1,078
Expansion capital expenditures for the years ended December 31, 2015, 2014 and 2013 consisted primarily of projects to: invest in our crude oil infrastructure by increasing our pipeline capabilities through announced expansion capital and joint projects; continue to invest in our announced Mariner NGLs projects and Allegheny Access refined products pipeline project; expand the service capabilities of our crude oil, NGLs and refined products acquisition and marketing activities by increasing storage capabilities, expanding access to assets and/or locations, and increasing our crude oil trucking fleet; and upgrade the service capabilities at our bulk marine terminals.
Maintenance capital expenditures for the periods presented primarily included recurring expenditures such as pipeline integrity costs; pipeline relocations; repair and upgrade of field instrumentation, including measurement devices; repair and replacement of tank floors and roofs; upgrades of cathodic protection systems; crude trucks and related equipment; and the upgrade of pump stations.
Acquisitions in 2015 included the purchase of the remaining noncontrolling interest in West Texas Gulf. In 2014, acquisitions included the purchase of additional ownership interest in West Texas Gulf, the purchase of a crude oil acquisition and marketing business, the acquisition of a controlling financial interest in a crude oil rail facility, and the purchase of additional ownership interest in Explorer Pipeline Company. In 2013, acquisitions consisted of the purchase of the Marcus Hook Industrial Complex from Sunoco.
Our capital expenditures, including any acquisitions, are expected to be funded from cash provided by operations, borrowings under our credit facility, and with proceeds from debt and equity offerings, as necessary.

Contractual Obligations
The following table sets forth the aggregate amount of long-term debt maturities, purchase commitments related to future periods, and annual rentals applicable to non-cancelable operating leases at December 31, 2015:

	Year Ended December 31,					Thereafter	Total
	2016	2017	2018	2019	2020
	(in millions)
Long-term debt:
Principal	$175	$—	$—	$—	$812	$4,550	$5,537
Interest	257	252	252	252	238	3,295	4,546
Operating leases	8	8	4	3	3	—	26
Purchase obligations	3,123	405	391	335	252	849	5,355
	$3,563	$665	$647	$590	$1,305	$8,694	$15,464
Our operating leases, as reported above, include leases of office space, third-party pipeline capacity, and other property and equipment with initial or remaining non-cancelable terms in excess of one year.
A purchase obligation is an enforceable and legally binding agreement to purchase goods and services that specifies significant terms, including: fixed or expected quantities to be purchased; market-related pricing provisions; and a specified term. Our purchase obligations consist primarily of non-cancelable contracts to purchase crude oil, NGLs and refined products for terms of one year or less to support our acquisition and marketing activities.
A significant portion of the above purchase obligations relate to actual crude oil purchases for the month of January 2016. The remaining crude oil purchase obligation amounts are based on the quantities committed to be purchased, assuming adequate well production for the remainder of the year, at December 31, 2015 crude oil prices. Actual amounts to be paid in regards to these obligations will be based upon market prices or formula-based market prices during the period of purchase. For further discussion of our crude oil acquisition and marketing activities, see Item 1. "Business—Crude Oil."
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
Under the terms of the Omnibus Agreement and in connection with the contribution of assets to us by affiliates of Sunoco, Sunoco has agreed to indemnify us for 30 years from environmental and toxic tort liabilities related to the assets contributed that arise from the operation of such assets prior to closing of the February 2002 initial public offering ("IPO"). See "Agreements with Related Parties" below for additional information.
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

Critical Accounting Policies
A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data." Management believes that the application of these policies on a consistent basis enables us to provide the users of the consolidated financial statements with useful and reliable information about our operating results and financial condition. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Critical items that are subject to such estimates and assumptions include long-lived assets (including intangible assets), goodwill, and environmental remediation activities. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ from the estimates on which our consolidated financial statements are prepared at any given point in time.
The critical accounting policies identified by our management are as follows:
Long-Lived Assets
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
Our long-lived assets include identifiable intangible assets, which are comprised of customer relationships and technology related assets for our patented technology associated with our butane blending services. Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with business combinations or asset purchases whereby (i) we acquired information about or access to customers, (ii) the customers now have the ability to transact business with us and (iii) we are positioned due to limited competition to provide products or services to the customers. The customer relationship intangible assets are amortized on a straight-line basis over their respective economic lives. Technology related intangible assets consist of our patents for the blending of butane into refined products. These patents are amortized over their remaining legal lives. The value assigned to these intangible assets is amortized through depreciation and amortization expense, over a weighted average amortization period of approximately 17 years.
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
There were no long-lived asset impairments identified during the 2013 through 2015 period.
Goodwill
Goodwill represents the excess of consideration transferred plus the fair value of noncontrolling interests of an acquired business over the fair value of net assets acquired. Goodwill is not amortized; however it is tested for impairment annually or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed the estimated fair value. Inherent in estimating fair value for each reporting unit are certain judgments and estimates relating the market multiples for comparable businesses, management’s interpretation of current economic indicators and market conditions and assumptions about our strategic plans with regards to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible the conclusion regarding whether the goodwill is impaired could change and result in future goodwill impairment charges.

Management's process for evaluating goodwill for impairment involves estimating the fair value of our reporting units that contain goodwill. During the fourth quarter 2015, we realigned our reporting segments and, in accordance with accounting guidance, were required to test our goodwill balance for impairment both before and after the change in our reportable segments. As a result of the recent volatility within the energy markets, we utilized the assistance of a third party valuation firm in 2015 to develop models to estimate the fair value of each of our reporting units that contain goodwill.
During 2015, fair value was estimated using a combination of the discounted cash flow and the market multiple methodologies. Under the discounted cash flow methodology, fair value was estimated using the present value of Management's projected cash flows for each reporting unit which was calculated using the expected return a market participant would require for each reporting segment. Under the market multiple methodology, a selection of peer group companies, which are similar from an operational or industry perspective, were considered in estimating market multiples. These multiples were applied to Management's projected Adjusted EBITDA in order to estimate fair value. Prior to the 2015 impairment test, fair value was estimated using a market multiple methodology whereby ratios of business enterprise value to EBITDA of comparable companies was used to estimate the fair value of our reporting units. Management established fair value by comparing the reporting unit to other companies that are similar, from an operational or industry perspective, and by considering risk characteristics in order to determine the risk profile relative to the comparable companies as a group.
There were no goodwill impairments identified during the 2013 through 2015 period. For additional information on our current year impairment test, see Note 2 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."
Environmental Remediation
At December 31, 2015, our accrual for environmental remediation activities was $6 million. This accrual is for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information regarding estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, the minimum of the range is accrued unless some other point or points in the range are more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent their occurrence is probable and reasonably estimable.
Management believes that none of the current remediation projects are material, individually or in the aggregate, to our financial position at December 31, 2015. As a result, our exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact several of our facilities. As a result, from time to time, significant charges against income for environmental remediation may occur.
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
New Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

Agreements with Related Parties
Acquisition of Sunoco
ETP acquired our general partner and certain limited partner interests in the fourth quarter 2012. We have various operating and administrative agreements with ETP and its affiliates, including the agreements described below. ETP and its affiliates perform the administrative functions defined in such agreements on our behalf.
Service and Commodity Sales Agreements
We are party to various agreements with ETP and our affiliates to provide pipeline, terminalling and storage services. We also have agreements for the purchase and sale of crude oil, NGLs and refined products. This activity is reflected in affiliated revenues in the consolidated statements of comprehensive income.
We are party to the following commercial agreements with our affiliated entities:

•
Pipeline Operator Agreement: We have agreements with certain of our joint venture interests to serve as operators of their respective pipeline systems. The agreements include a specified management fee and have either a defined termination date or are able to be terminated by both parties in certain cases.

•
Refined Product Terminal Services Agreement: We have a five-year product terminal services agreement with Sunoco under which Sunoco may throughput refined products at our terminals. The agreement contains no minimum throughput obligations for Sunoco. The agreement runs through February 2017.

•
Fort Mifflin Terminal Services Agreement: We have an agreement with Philadelphia Energy Solutions ("PES") relating to the Fort Mifflin terminal complex. Under this agreement, PES will deliver a minimum average of 300 thousand bpd of crude oil and refined products per contract year at the Fort Mifflin facility. PES does not have exclusive use of the Fort Mifflin terminal complex; however, we are obligated to provide the necessary tanks, marine docks and pipelines for PES to meet its minimum requirements under the agreement. We executed a 10-year agreement with PES in September 2012. We had a previous agreement with Sunoco which included terms similar to those contained in the agreement with PES.

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

•
Inter-Refinery Pipeline Lease: In September 2012, Sunoco assigned its lease for the use of our inter-refinery pipelines between the Philadelphia and Marcus Hook refineries to PES. Under the 20-year lease agreement which expires in February 2022, PES leases the inter-refinery pipelines for an annual fee which escalates at 1.67 percent each January 1 for the term of the agreement. The lease agreement also requires PES to reimburse us for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. There were no material reimbursements under this agreement during 2013 through 2015.

•
Marcus Hook Industrial Complex Storage and Terminalling Services: In connection with our second quarter 2013 acquisition of the Marcus Hook Industrial Complex, we assumed an agreement to provide butane storage and terminalling services to PES at the facility. The 10 year agreement extends through September 2022.

•
Refined Products Storage Agreements: We have agreements with an affiliated entity to utilize storage services at the Mont Belvieu, Texas and Hattiesburg, Mississippi terminal locations. The agreements run through November 2018.

•
Purchase and Sale Agreements: We have agreements for the purchase and sale of crude oil, NGLs and refined products with affiliated entities. These agreements are negotiated at market-based rates, do not extend beyond 2016, and can be terminated by either party in certain cases.

•
Terminalling Services: We have agreements with affiliates for the use of our terminal assets. The agreements are based on market terms and negotiated based on the respective term. These agreements vary in duration and can be terminated by either party in certain cases.

•
Pipeline Agreements: We have agreements with affiliated parties to utilize our pipelines to supply their business needs. All pipeline movements are on the same terms that would be available to unaffiliated customers under similar terms and are based on published tariff rates on the respective pipeline.

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

Administrative Services
We have no employees and we reimburse our general partner and its affiliates for certain costs and other direct expenses incurred on our behalf. In addition, we have incurred additional general and administrative costs which we pay directly.
Under the Omnibus Agreement, we pay ETP an annual administrative fee that includes expenses incurred by ETP and its affiliates to perform centralized corporate functions, such as legal, accounting, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. The conditions of Section 4.1 of the Omnibus Agreement (which concerns our obligation to pay the annual fee for provision of certain general and administrative services) have been extended annually by one year since the expiration of the initial term (through 2004). The costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by us. We are also allocated a component of shared insurance costs incurred by ETP and its affiliates. The amounts incurred in connection with the centralized corporate functions and shared insurances costs were not material to our results of operations during the three year period ended December 31, 2015.
We participate in various employee benefit programs as administered by ETP and its affiliates. Our share of allocated employee benefit plan expenses, including defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits was $54, $45, and $36 million for the years ended December 31, 2015, 2014 and 2013, respectively. These expenses are reflected in operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income.
Indemnification
Under the terms of the Omnibus Agreement and in connection with the contribution of assets by affiliates of Sunoco, Sunoco has agreed to indemnify us for 30 years from environmental and toxic tort liabilities related to the assets contributed that arise from the operation of such assets prior to closing of the IPO. Sunoco is obligated to indemnify us for 100 percent of all losses asserted within the first 21 years of closing of the IPO. Sunoco’s share of liability for claims asserted thereafter will decrease by 10 percent per year. For example, for a claim asserted during the twenty-third year after closing of the IPO, Sunoco would be required to indemnify us for 80 percent of the loss. There is no monetary cap on the amount of indemnity coverage provided by Sunoco. In addition, this indemnification applies to the following, purchased from Sunoco subsequent to the IPO: interests in the Mesa Pipeline System, Mid-Valley and Inland, as well as the Eagle Point assets and various other assets. Any environmental and toxic tort liabilities not covered by this indemnity will be our responsibility. Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws; inflation rates; and the determination of the liability at multi-party sites, if any, in light of the number, participation levels, and financial viability of other parties. We have agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the assets that occur on or after the closing of the IPO and for environmental and toxic tort liabilities to the extent Sunoco is not required to indemnify us.
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

Treasury Services Agreement
In prior years, we participated in a treasury services agreement for centralized cash management with Sunoco, in which all of the cash receipts and cash disbursements were processed, together with those of Sunoco and its subsidiaries, through Sunoco's cash accounts with a corresponding credit or charge to an affiliated account. In the fourth quarter 2013, we established separate cash accounts to process our own cash receipts and disbursements. Upon completion of the transition for our customers and vendors in the third quarter 2014, we ceased participation in Sunoco's cash management program.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changing interest rates and volatility in market price of commodities such as crude oil, NGLs and refined products. To manage such exposure, interest rates, inventory levels and expectations of forward commodity prices are monitored when making decisions with respect to risk management.
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- and variable-rate debt. At December 31, 2015, we had $562 million of variable-rate borrowings under our revolving credit facility. Outstanding borrowings bear interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable-rate debt arrangements. The weighted average variable interest rate on our variable-rate borrowings was approximately one percent at December 31, 2015. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $6 million for the year ended December 31, 2015.
At December 31, 2015, we had $5.0 billion of fixed-rate borrowings which was comprised of our outstanding senior notes. This amount excludes the $93 million premium resulting from the adjustment of our assets and liabilities to fair value resulting from the application of push-down accounting in connection with the acquisition of the general partner by ETP. The estimated fair value of our senior notes was $4.2 billion at December 31, 2015. A hypothetical one-percent movement in interest rates would have impacted the fair value of our fixed-rate borrowings at December 31, 2015 by approximately $377 million.
Commodity Market Risk
We are exposed to volatility in crude oil, NGLs and refined products commodity prices. To manage such exposures, inventory levels and expectations of future commodity prices are monitored when making decisions with respect to risk management. Our policy is to purchase only commodity products for which we have a market and to structure our sales contracts so that price fluctuations for those products do not materially affect the margins we receive. We also seek to maintain a position that is substantially balanced within our various commodity purchase and sales activities. We may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances, as well as logistical issues associated with inclement weather conditions. When unscheduled physical inventory builds or draws do occur, they are monitored and managed to a balanced position over a reasonable period of time.
We do not use futures or other derivative instruments to speculate on crude oil, NGLs or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted crude oil, NGLs and refined products purchase and sales activities with contracts intended to have equal and opposite effects of the purchase and sales activities. At December 31, 2015, the fair market value of our open derivative positions was a net asset of $12 million on 9.2 million barrels, primarily comprised of NGLs and refined products. These derivative positions vary in length but do not extend beyond one year. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would have resulted in an estimated $11 million decrease in market value at December 31, 2015. This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contracted volume amounts.
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
The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2015. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control—Integrated Framework.
Based on this assessment, management believes that, as of December 31, 2015, the Partnership's internal control over financial reporting is effective based on those criteria. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership's internal control over financial reporting, which appears in this section.
Michael J. Hennigan
President and Chief Executive Officer
Peter J. Gvazdauskas
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Sunoco Partners LLC and Limited Partners of Sunoco Logistics Partners L.P.
We have audited the internal control over financial reporting of Sunoco Logistics Partners L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Sunoco Partners LLC and Limited Partners of Sunoco Logistics Partners L.P.
We have audited the accompanying consolidated balance sheets of Sunoco Logistics Partners L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunoco Logistics Partners L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 and Note 2 to the consolidated financial statements, the Partnership has realigned its reporting segments and has adopted new accounting guidance in 2015 related to the balance sheet presentation of deferred financing costs and deferred tax assets and liabilities, respectively.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 26, 2016

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per unit amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues
Sales and other operating revenue:
Unaffiliated customers	$9,971	$17,018	$15,073
Affiliates (Note 4)	515	1,070	1,566
Total Revenues	10,486	18,088	16,639
Costs and Expenses
Cost of products sold	9,145	16,877	15,600
Operating expenses	164	172	122
Selling, general and administrative expenses	103	118	92
Depreciation and amortization expense	382	296	265
Impairment charge and other matters (Notes 2 and 6)	162	258	—
Total Costs and Expenses	9,956	17,721	16,079
Operating Income	530	367	560
Interest cost to affiliates, net (Note 4)	—	1	(1)
Other interest cost and debt expense, net	(210)	(146)	(97)
Capitalized interest	76	78	21
Other income	22	25	21
Income Before Provision for Income Taxes	418	325	504
Provision for income taxes (Note 2)	(21)	(25)	(30)
Net Income	397	300	474
Net income attributable to noncontrolling interests	(3)	(9)	(11)
Net income attributable to redeemable noncontrolling interests (Note 3)	(1)	—	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$393	$291	$463

Calculation of Limited Partners' interest:
Net Income attributable to Sunoco Logistics Partners L.P.	$393	$291	$463
Less: General Partner's interest	(288)	(181)	(124)
Limited Partners’ interest	$105	$110	$339

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$0.42	$0.52	$1.63
Diluted	$0.42	$0.51	$1.63

Weighted average Limited Partners' units outstanding (Note 5): (1)
Basic	250.9	212.9	207.6
Diluted	251.7	214.1	208.6

Net Income	$397	$300	$474
Adjustment to affiliate's pension funded status	(1)	1	—
Other Comprehensive Income (Loss)	(1)	1	—
Comprehensive Income	396	301	474
Less: Comprehensive income attributable to noncontrolling interests	(3)	(9)	(11)
Less: Comprehensive income attributable to redeemable noncontrolling interests	(1)	—	—
Comprehensive Income attributable to Sunoco Logistics Partners L.P.	$392	$292	$463

(1)	Amounts reflect the second quarter 2014 two-for-one stock split.

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$37	$101
Accounts receivable, affiliated companies (Note 4)	20	9
Accounts receivable, net	1,165	1,766
Inventories (Note 6)	607	470
Other current assets	19	3
Total Current Assets	1,848	2,349
Properties, plants and equipment	11,527	9,358
Less accumulated depreciation and amortization	(835)	(509)
Properties, plants and equipment, net (Note 7)	10,692	8,849
Investment in affiliates (Note 8)	802	226
Goodwill (Note 9)	1,358	1,358
Intangible assets, net (Note 9)	718	770
Other assets	71	66
Total Assets	$15,489	$13,618
Liabilities and Equity
Accounts payable	$1,251	$1,934
Accounts payable, affiliated companies (Note 4)	39	21
Accrued liabilities	329	304
Accrued taxes payable (Note 2)	44	52
Total Current Liabilities	1,663	2,311
Long-term debt (Note 10)	5,591	4,234
Other deferred credits and liabilities	125	71
Deferred income taxes (Note 2)	254	249
Total Liabilities	7,633	6,865
Commitments and contingent liabilities (Note 11)
Redeemable noncontrolling interests (Note 3)	15	15
Redeemable Limited Partners' interests (9,416,196 Class B units outstanding at December 31, 2015) (Note 12)	286	—
Equity
Sunoco Logistics Partners L.P. equity
Limited Partners' interests (268,849,818 and 226,072,578 units outstanding at December 31, 2015 and 2014, respectively)	6,577	5,753
General Partner's interest	944	925
Total Sunoco Logistics Partners L.P. equity	7,521	6,678
Noncontrolling interests	34	60
Total Equity	7,555	6,738
Total Liabilities and Equity	$15,489	$13,618

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net Income	$397	$300	$474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	382	296	265
Impairment charge and other matters	162	258	—
Deferred income tax expense (benefit)	5	(4)	6
Amortization of bond premium	(13)	(14)	(23)
Non-cash compensation expense (Note 14)	17	16	14
Equity in earnings of unconsolidated affiliates	(24)	(25)	(21)
Distributions from unconsolidated affiliates	23	14	14
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(11)	4	8
Accounts receivable, net	602	445	(351)
Inventories	(299)	(105)	(117)
Accounts payable and accrued liabilities	(667)	(570)	468
Accounts payable, affiliated companies	18	4	2
Accrued taxes payable	(8)	(19)	11
Unrealized (gains) losses on commodity risk management activities	4	(17)	(1)
Other	10	(17)	—
Net cash provided by operating activities	598	566	749
Cash Flows from Investing Activities:
Capital expenditures	(2,706)	(2,416)	(897)
Acquisitions (Notes 3 and 8)	(131)	(433)	(60)
Change in long-term note receivable	(17)	(17)	—
Net cash (used in) investing activities	(2,854)	(2,866)	(957)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(686)	(468)	(353)
Distributions paid to noncontrolling interests	(3)	(4)	(13)
Contributions from general partner	—	2	—
Net proceeds from issuance of limited partner units	1,519	839	—
Payments of statutory withholding on net issuance of limited partner units under LTIP	(11)	(9)	(3)
Repayments under credit facilities	(3,662)	(2,845)	(119)
Borrowings under credit facilities	4,039	2,795	215
Net proceeds from issuance of long-term debt	991	1,976	691
Repayments of senior notes	—	(175)	—
Advances to affiliated companies, net	—	239	(183)
Contributions attributable to acquisition from affiliate	11	12	9
Other	(6)	—	—
Net cash provided by financing activities	2,192	2,362	244
Net change in cash and cash equivalents	(64)	62	36
Cash and cash equivalents at beginning of period	101	39	3
Cash and cash equivalents at end of period	$37	$101	$39

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Units (1)	$	$	$	$	$
Balance at December 31, 2012	207.7	$5,175	$897	$—	$123	$6,195
Net Income	—	$339	$124	$—	$11	$474
Total comprehensive income	—	339	124	—	11	474
Non-cash compensation expense	—	14	—	—	—	14
Distribution equivalent rights	—	(2)	—	—	—	(2)
Payment of statutory withholding on issuance under LTIP	—	(3)	—	—	—	(3)
Distributions	—	(243)	(110)	—	(13)	(366)
Contributions attributable to acquisition from affiliate	—	9	—	—	—	9
Increase attributable to common control acquisition	—	4	—	—	—	4
Other	—	(1)	1	—	—	—
Balance at December 31, 2013	207.7	$5,292	$912	$—	$121	$6,325
Net Income	—	$110	$181	$—	$9	$300
Adjustment to affiliate's pension funded status	—	—	—	1	—	1
Total comprehensive income	—	110	181	1	9	301
Issuance of limited partner units to the public	18.0	839	2	—	—	841
Non-cash compensation expense	0.4	16	—	—	—	16
Distribution equivalent rights	—	(4)	—	—	—	(4)
Payment of statutory withholding on issuance under LTIP	—	(9)	—	—	—	(9)
Distributions	—	(302)	(166)	—	(4)	(472)
Contributions attributable to acquisition from affiliate	—	12	—	—	—	12
Increase attributable to common control acquisition	—	53	1	—	—	54
Acquisition of noncontrolling interest in a consolidated subsidiary	—	(254)	(5)	—	(66)	(325)
Other	—	(1)	—	—	—	(1)
Balance at December 31, 2014	226.1	$5,752	$925	$1	$60	$6,738
Net Income	—	$105	$288	$—	$3	$396
Adjustment to affiliate's pension funded status	—	—	—	(1)	—	(1)
Total comprehensive income (loss)	—	105	288	(1)	3	395
Issuance of limited partner units to the public	42.3	1,519	—	—	—	1,519
Non-cash compensation expense	0.4	17	—	—	—	17
Distribution equivalent rights	—	(2)	—	—	—	(2)
Payment of statutory withholding on issuance under LTIP	—	(11)	—	—	—	(11)
Distributions	—	(425)	(261)	—	(3)	(689)
Contributions attributable to acquisition from affiliate	—	11	—	—	—	11
Acquisition of noncontrolling interest in a consolidated subsidiary	—	(103)	(2)	—	(26)	(131)
Decrease attributable to issuance of Class B units (Note 12)	—	(287)	(5)	—	—	(292)
Other	—	1	(1)	—	—	—
Balance at December 31, 2015	268.8	$6,577	$944	$—	$34	$7,555

(1)	Amounts reflect the second quarter 2014 two-for-one stock split.

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Sunoco Logistics Partners L.P. (the "Partnership" or "SXL") is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of a geographically diverse portfolio of integrated pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, natural gas liquids ("NGLs") and refined products. The Partnership conducts its business activities in 35 states located throughout the United States. Sunoco Partners LLC, a Pennsylvania limited liability company and the general partner of the Partnership, is a consolidated subsidiary of Energy Transfer Partners, L.P. ("ETP"), a publicly traded Delaware limited partnership.
During the fourth quarter 2015, the Partnership realigned its reporting segments as a result of the continued investment in its organic growth capital program which has served to increase the integration that exists between its assets that service each commodity. This has also resulted in a shift in Management's strategic decision making process, resource allocation methodology, and assessment of the Partnership's financial results. The updated reporting segments are: Crude Oil, Natural Gas Liquids and Refined Products. The new segmentation will provide the Partnership's investors with a more meaningful view of its business that is consistent with that of Management. For the purpose of comparability, all prior year segment disclosures have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated earnings.

2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements reflect the results of the Partnership and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. At December 31, 2015, the Partnership held a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), and Price River Terminal, LLC ("PRT"), as well as a wholly-owned interest in West Texas Gulf Pipe Line Company ("West Texas Gulf"), and as such, these entities are reflected as consolidated subsidiaries of the Partnership. The Partnership is not the primary beneficiary of any variable-interest entities ("VIEs"). All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in net income and equity are shown separately in the consolidated statements of comprehensive income and balance sheets. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.
Reclassification
Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. The changes did not impact reported net income for any periods presented.
New Accounting Pronouncements
In the fourth quarter 2015, the Partnership adjusted its presentation of costs associated with issuances of debt in response to the early adoption of Accounting Standards Update ("ASU") 2015-03. This guidance requires costs incurred to issue certain debt instruments to be reflected as a reduction of the reported long-term debt liability within the consolidated balance sheet, as opposed to being reported as an asset. This change was retrospectively applied to all prior reporting periods presented, but did not impact the Partnership's overall financial position or results of operations.

The Partnership also adjusted its balance sheet presentation of deferred tax assets and liabilities in response to the early adoption of ASU 2015-17. This guidance requires all deferred tax assets and liabilities to be presented as noncurrent within the consolidated balance sheet, and is retrospectively applied to all prior reporting periods presented. This change did not impact the Partnership's financial position or results of operations.
In May 2014, the Financial Accounting Standards Board ("FASB") codified guidance in ASU 2014-09 related to the recognition of revenue from contracts with customers. The new guidance outlines the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods, with early adoption permitted. The Partnership is currently assessing the impact, if any, that adoption of new guidance will have on its consolidated financial position and results of operations.
Revenue Recognition
Pipeline revenues are recognized upon delivery of the barrels to the location designated by the shipper. Acquisition and marketing revenues for crude oil, NGLs and refined products are recognized when title to and risk of loss of the product is transferred to the customer. Terminalling and storage revenues are recognized at the time the services are provided. Revenues are not recognized for exchange transactions, which are entered into primarily to acquire a commodity of a desired quality or to reduce transportation costs by taking delivery closer to the Partnership's end markets. Any net differential for exchange transactions is recorded as an adjustment to cost of products sold in the consolidated statements of comprehensive income.
Affiliated revenues are generated from sales of crude oil, NGLs and refined products, as well as pipeline transportation, terminalling and storage services to ETP and its affiliates. Sales of crude oil, NGLs and refined products to affiliated entities are priced using market-based rates. Affiliated entities pay fees for transportation or terminalling services based on the terms and conditions of established agreements or published tariffs.
Cash Equivalents
The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2015 and 2014, cash equivalents consisted of time deposits and money market investments.
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
Inventories
Inventories are valued at the lower of cost or market. Crude oil, NGLs and refined products inventory costs have been determined using the last-in, first-out method ("LIFO"). Under this methodology, the cost of products sold consists of the actual acquisition costs of the Partnership, which include transportation and storage costs. Such costs are adjusted to reflect increases or decreases in inventory quantities, which are valued based on the changes in the LIFO inventory layers. The cost of materials, supplies and other inventories is principally determined using the average-cost method.
For the periods ended December 31, 2014 and 2015, a lower of cost or market ("LCM") adjustment was applied to the Partnership's crude oil, NGLs and refined products inventories due to the decline in market prices. Write downs are calculated based upon current replacement costs.
See Notes 6 and 18 for additional information on changes to the Partnership's inventory pools in connection with the realignment of its reporting segments and related to the LCM reserves and their impact to the Partnership's net income.
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
Acquisitions
The Partnership records third-party business combinations at their estimated fair values as of the date of acquisition. Any excess of consideration transferred plus the fair value of noncontrolling interest over the estimated fair value of the net assets acquired is recorded as goodwill. To the extent the estimated fair value of the net assets acquired exceeds the purchase price plus the fair value of the noncontrolling interest, a gain is recorded in results of current operations. The results of operations of acquired businesses are included in the Partnership's results from the dates of acquisition.
Assets acquired and liabilities assumed in connection with acquisitions from entities under common control are recorded by the Partnership at the common control entity's net carrying value. The Partnership records any difference between the consideration paid and the carrying value of the net assets and liabilities as a distribution from, or contribution to, redeemable limited partner interests or equity, as applicable.
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
Goodwill
Goodwill, which represents the excess of the purchase price in a business combination over the fair value of net assets acquired, is tested for impairment annually in the fourth quarter, or more often if events or changes in circumstances indicate that the carrying value of goodwill may exceed its estimated fair value. The Partnership's general partner was acquired and became a consolidated subsidiary of ETP in the fourth quarter 2012. In connection with the acquisition, the Partnership elected to apply "push-down accounting" which required the Partnership's assets and liabilities to be adjusted to fair value on the closing date of the acquisition, which included an increase to the Partnership's goodwill balance of approximately $1.3 billion.

Management's process for evaluating goodwill for impairment involves estimating the fair value of the Partnership's reporting units that include goodwill. During the fourth quarter 2015, the Partnership realigned its reporting segments and, in accordance with accounting guidance, was required to test its goodwill balance for impairment both before and after the change in its reportable segments. As a result of the recent volatility within the energy markets, the Partnership utilized the assistance of a third party valuation firm to develop models to estimate the fair value of each of its reporting units that contain goodwill.
Inherent in estimating fair value for each reporting unit are certain judgments and estimates relating the market multiples for comparable businesses, management's interpretation of current economic indicators, and market conditions and assumptions about the Partnership's strategic plans with regards to its operations. To the extent additional information arises, market conditions change or the Partnership's strategies change, it is possible the conclusion regarding whether the goodwill is impaired could change and result in future goodwill impairment charges.
During 2015, fair value of the reporting units was estimated using a combination of the discounted cash flow and market multiple methodologies. Under the discounted cash flow methodology, fair value was estimated using the present value of Management's projected cash flows for each reporting unit which was calculated using the expected return a market participant would require for each reporting unit. Under the market multiple methodology, a selection of peer group companies, which are similar from an operational or industry perspective, were considered in estimating market multiples. These multiples were applied to Management's projected Adjusted EBITDA in order to estimate fair value. For the 2015 impairment test, the fair value of the Partnership's legacy Crude Oil Acquisition and Marketing segment was determined to be approximately 3 percent less than its carrying value. In accordance with accounting guidance, if the fair value of the reporting unit is estimated to be less than its carrying value, a second test is performed to estimate the fair value of the reporting unit's assets and liabilities, which includes determining an implied goodwill value. The Partnership performed the second test and determined that the implied fair value of the Crude Oil Acquisition and Marketing segment's goodwill exceeded its current carrying value. As a result, the Partnership determined that its goodwill balance was not impaired for the period ended December 31, 2015.
Prior to 2015, the Partnership utilized a market multiple methodology to estimate the fair value of its reporting units. Under this approach, ratios of business enterprise value to EBITDA of comparable companies was used to estimate the fair value. Management established the estimated fair value by comparing the reporting unit to other companies that are similar, from an operational or industry perspective, and by considering risk characteristics in order to determine the risk profile relative to the comparable companies as a group. For the periods ended December 31, 2013 and 2014, the Partnership determined that goodwill was not impaired.
See Note 9 for additional information on the Partnership's goodwill balance.
Intangible Assets
The Partnership has acquired intangible assets, such as customer relationships and patents related to butane blending technology. The value assigned to these intangible assets is amortized on a straight-line basis over their respective economic lives through depreciation and amortization expense in the consolidated statements of comprehensive income.
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

The following table presents the components of income tax expense for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Federal
Current	$15	$24	$21
Deferred	6	(5)	6
State
Current	—	6	3
Deferred	—	—	—
Total income tax expense	$21	$25	$30
The income taxes paid by Inland, Mid-Valley, and West Texas Gulf approximated current income tax expense for each year presented.
In taxable jurisdictions, the Partnership records deferred income taxes on all significant temporary differences between the book basis and the tax basis of assets and liabilities. At December 31, 2015 and 2014, the Partnership had $254 and $249 million, respectively, of net deferred tax liability derived principally from the difference in the book and tax bases of properties, plants and equipment associated with Inland, Mid-Valley, and West Texas Gulf.
Long-Term Incentive Plan
The Partnership accounts for the compensation cost associated with all unit-based payment awards at fair value and reports the related expense within operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income. Unit-based compensation cost for all outstanding awards of restricted units is based on the grant date market price of the underlying unit. The Partnership recognizes unit-based compensation expense on a straight-line basis over the requisite service period. In accordance with the terms of certain awards, the recognition of compensation expense is accelerated for participants who become retirement-eligible during the applicable vesting period.
Asset Retirement Obligations
Asset retirement obligations ("AROs") represent the fair value of expected liabilities related to the future retirement of long-lived assets and are recorded at the time in which a legal obligation is incurred. A corresponding asset is recorded concurrently and is depreciated over the anticipated active life of the related long-lived asset. The value of the ARO is determined based on estimates and assumptions regarding ongoing maintenance and repair, asset repurposing costs, disposal costs and associated contractual obligations related to the Partnership's pipelines, terminal facilities, storage tanks, truck and leased assets. The Partnership bases these estimates on historical and budgeted costs, future inflation rates and credit-adjusted risk-free interest rates. These fair value assessments are considered to be level 3 measurements, as they are based on both observable and unobservable inputs.
The Partnership's consolidated balance sheets include AROs as a component of other deferred credits and liabilities of $88 and $41 million at December 31, 2015 and 2014, respectively. The increase in 2015 is primarily related to additional obligations associated with expansion capital and growth projects recently placed into service. The Partnership believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
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
Net Income Attributable to Sunoco Logistics Partners L.P. Per Limited Partner Unit
The Partnership uses the two-class method to determine basic and diluted earnings per unit. The two-class method is an earnings allocation formula that determines the earnings for each class of equity ownership and participating security according to distributions declared and participation rights in undistributed earnings. The Partnership calculates basic and diluted net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to SXL") per limited partner unit by dividing net income attributable to SXL, after deducting the amounts allocated to the general partner’s interest and incentive distribution rights ("IDRs"), by the weighted average number of limited partner units and Class B units outstanding during the period. IDRs in a master limited partnership are treated as participating securities for the purpose of computing net income attributable to limited partner units. The general partner holds all of the IDRs. In addition, when earnings differ from cash distributions, undistributed or over distributed earnings are to be allocated to the general partner, limited partners and Class B unitholders based on the contractual terms of the partnership agreement. See Note 12 for additional information on the terms of the Class B units.

3. Acquisitions
A key component of the Partnership's primary business strategy is to pursue strategic and accretive acquisitions that complement its existing asset base. The Partnership completed the following acquisitions during the years ended December 31, 2015, 2014 and 2013:

•
In December 2014, the Partnership acquired an additional 28.3 percent ownership interest in the West Texas Gulf from Chevron Pipe Line Company for $325 million, increasing the Partnership's controlling financial interest to 88.6 percent. In January 2015, the Partnership acquired the remaining noncontrolling ownership interest in West Texas Gulf for $131 million. As these transactions represented the acquisition of ownership interest in a consolidated subsidiary, noncontrolling interest and partners’ equity were reduced by $92 and $364 million, respectively, in accordance with applicable accounting guidance. West Texas Gulf is reflected as a consolidated subsidiary within the Crude Oil segment.

•
In the second quarter 2014, the Partnership acquired a crude oil purchasing and marketing business from EDF Trading North America, LLC ("EDF"). The purchase consisted of a crude oil acquisition and marketing business and related assets which handle 20 thousand barrels per day. The acquisition also included a promissory note that was convertible to an equity interest in a rail facility (see below). The acquisition is included in the Crude Oil segment.

•
In the second quarter 2014, the Partnership acquired a 55 percent economic and voting interest in PRT, a rail facility in Wellington, Utah. As the Partnership acquired a controlling financial interest in PRT, the entity is reflected as a consolidated subsidiary of the Partnership from the acquisition date and is included in the Crude Oil segment. The terms of the acquisition provide PRT’s noncontrolling interest holders the option to sell their interests to the Partnership at a price defined in the purchase agreement. As a result, the noncontrolling interests attributable to PRT are excluded from the Partnership's total equity and are instead reflected as redeemable interests in the consolidated balance sheet.

The $65 million purchase price for the EDF and PRT acquisitions (net of cash received) consisted primarily of net working capital largely attributable to inventory ($24 million), properties, plants and equipment ($14 million), and intangible assets ($28 million). These fair value allocations also resulted in an increase to goodwill ($12 million) and redeemable noncontrolling interests ($15 million).

•
In the second quarter 2013, the Partnership acquired Sunoco, Inc.'s ("Sunoco") Marcus Hook Industrial Complex and related assets (the "Marcus Hook Industrial Complex") for $60 million in cash, including acquisition costs. The acquisition included terminalling and storage assets located in Pennsylvania and Delaware and commercial agreements, including a reimbursement agreement under which Sunoco will reimburse the Partnership $40 million for certain operating expenses of the Marcus Hook Industrial Complex through March 31, 2017. The reimbursement proceeds are reflected as contributions to equity. The Partnership will be indemnified against environmental liabilities resulting from events which occurred at the Marcus Hook Industrial Complex prior to the closing of the transaction. Since the transaction was with an entity under common control, the assets acquired and liabilities assumed were recorded by the Partnership at Sunoco's net carrying value plus acquisition costs. The difference between Sunoco's net carrying value and the consideration transferred was recorded by the Partnership as an increase to equity. The acquisition is included within the Natural Gas Liquids segment.

The $60 million purchase price for this acquisition (net of cash received) consisted primarily of current and long-term assets ($14 million) and properties, plants and equipment ($66 million); offset by on-taking of current and long term liabilities ($16 million).
No pro forma information has been presented as the impact of the acquisitions during 2015, 2014 and 2013 was not material in relation to the Partnership's consolidated results of operations or financial position.

4. Related Party Transactions
Acquisition of Sunoco
ETP acquired the Partnership's general partner interest in the fourth quarter 2012. The Partnership has various operating and administrative agreements with ETP and its affiliates, including the agreements described below. ETP and its affiliates perform the administrative functions defined in such agreements on the Partnership’s behalf.
Service and Commodity Sales Agreements
The Partnership is party to various agreements with ETP and its affiliates to provide pipeline, terminalling and storage services, in addition to agreements for the purchase and sale of crude oil, NGLs and refined products. This activity is reflected in affiliated revenues in the consolidated statements of comprehensive income.
The Partnership is party to the following commercial agreements with its affiliated entities:

•
Pipeline Operator Agreement: The Partnership has agreements with certain of its joint venture interests to serve as operators of their respective pipeline systems. The agreements include a specified management fee and have either a defined termination date or are able to be terminated by both parties in certain cases.

•
Refined Products Terminal Services Agreement: The Partnership has a five-year refined products terminal services agreement with Sunoco under which Sunoco may throughput refined products at the Partnership's terminals. The agreement contains no minimum throughput obligations for Sunoco. The agreement runs through February 2017.

•
Fort Mifflin Terminal Services Agreement: The Partnership has an agreement with Philadelphia Energy Solutions ("PES") relating to the Fort Mifflin terminal complex. Under this agreement, PES will deliver an average of 300 thousand barrels per day of crude oil and refined products per contract year at the Fort Mifflin facility. PES does not have exclusive use of the Fort Mifflin terminal complex; however, the Partnership is obligated to provide the necessary tanks, marine docks and pipelines for PES to meet its minimum requirements under the agreement. The Partnership executed the ten-year agreement with PES in September 2012. The Partnership had a previous agreement with Sunoco, with terms similar to those contained in the agreement with PES.

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

•
Inter-Refinery Pipeline Lease: In September 2012, Sunoco assigned its lease for the use of the Partnership's inter-refinery pipelines between the Philadelphia refinery and the Marcus Hook Industrial Complex to PES. Under the twenty-year lease agreement which expires in February 2022, PES leases the inter-refinery pipelines for an annual fee which escalates at 1.67 percent each January 1 for the term of the agreement. The lease agreement also requires PES to reimburse the Partnership for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. There were no material reimbursements under this agreement during the years 2013 through 2015.

•
Marcus Hook Industrial Complex Storage and Terminalling Services: In connection with the 2013 acquisition of the Marcus Hook Industrial Complex, the Partnership assumed an agreement to provide butane storage and terminal services to PES at the facility. The 10 year agreement extends through September 2022.

•
Refined Products Storage Agreements: The Partnership has agreements with an affiliated entity to utilize storage services at the Mont Belvieu, Texas and Hattiesburg, Mississippi terminal locations. The agreements run through November 2018.

•
Purchase and Sale Agreements: The Partnership has agreements for the purchase and sale of crude oil, NGLs and refined products with affiliated entities. These agreements are negotiated at market-based rates, do not extend beyond 2016, and can be terminated by either party in certain cases.

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

•
Petroleum Products Supply Agreements: The Partnership has agreements to supply crude oil and condensate products to affiliated parties from their Texas terminalling facilities. The agreement is based on market terms and can be terminated by either party on a monthly basis.

•
Pipeline Agreements: The Partnership has agreements with affiliated parties to utilize its pipelines to supply their business needs. All pipeline movements are on the same terms that would be available to unaffiliated customers under similar terms and are based on published tariff rates on the respective pipeline.

Advances to/from Affiliate
The Partnership previously participated in Sunoco's centralized cash management program pursuant to a treasury services agreement. Under the program, the Partnership's cash receipts and cash disbursements were processed, together with those of Sunoco and its other subsidiaries, through Sunoco's cash accounts with a corresponding credit or charge to an affiliated account. The Partnership established separate cash accounts in the fourth quarter 2013, and ceased participation in Sunoco's cash management program in 2014.
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
Under the Omnibus Agreement, the Partnership pays ETP an annual administrative fee that includes expenses incurred by ETP and its affiliates to perform certain centralized corporate functions, such as legal, accounting, engineering, information technology, insurance, office space rental, and other corporate services, including the administration of employee benefit plans. The costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership. These fees do not include the costs of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner, or the cost of their employee benefits. The amounts incurred in connection with the centralized corporate functions and shared insurance costs were not material to the Partnership's results of operations during the three year period ended December 31, 2015.
The Partnership participates in various employee benefit plans with ETP and its affiliates, including employee and retiree medical, dental and life insurance plans, defined contribution 401(k) plans, incentive compensation plans and other such benefits. The total expense of benefit plan participation was $54, $45, and $36 million for the years ended December 31, 2015, 2014 and 2013, respectively. These expenses are reflected in operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income.
Affiliated Revenues and Accounts Receivable, Affiliated Companies
The Partnership is party to various agreements with ETP and its affiliates to supply crude oil and refined products, as well as to provide pipeline and terminalling services. Affiliated revenues in the consolidated statements of comprehensive income consist of revenues from ETP and its affiliated entities related to sales of crude oil and refined products, and services, including pipeline transportation, terminalling, storage and blending.

Contributions Attributable to Acquisition from Affiliate
In the fourth quarter 2014, the Partnership acquired land at Eagle Point from Sunoco under a purchase option embedded in an existing lease. As a transaction between entities under common control, the land was recorded at Sunoco's historical carrying value, resulting in an increase to equity of $54 million.
Capital Contributions
During the years ended December 31, 2015, 2014 and 2013, the Partnership issued 0.4, 0.4 and less than 0.1 million limited partnership units, respectively, to participants in the Sunoco Partners LLC Long-Term Incentive Plan upon completion of award vesting requirements. As a result of these issuances of limited partnership units, the general partner contributed less than $0.5 million to the Partnership in 2014 and 2013 to maintain its two percent general partner interest. The Partnership recorded these amounts as capital contributions to equity within its consolidated financial statements. These contributions were previously required for the general partner to maintain its two percent general partner interest. In July 2014, the Partnership agreement was amended to remove the obligation of the general partner to make capital contributions upon the issuance of limited partner units to retain a two percent interest. Prior to this amendment, the general partner contributed $2 million in connection with the Partnership's issuance of limited partner units under its at-the-market equity offering program ("ATM" program) in 2014. The general partner did not make any capital contributions to the Partnership in 2015.

5. Net Income Attributable to Sunoco Logistics Partners L.P. Per Limited Partner Unit
The general partner's interest in net income attributable to SXL consists of its approximate two percent general partner interest and "incentive distributions," which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.0833 per limited partner unit (Note 13). The general partner was allocated net income attributable to SXL of $288 million (representing 73 percent of total net income attributable to SXL) for the year ended December 31, 2015; $181 million (representing 62 percent of total net income attributable to SXL) for the year ended December 31, 2014; $124 million (representing 27 percent of total net income attributable to SXL) for the year ended December 31, 2013. Diluted net income attributable to SXL per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to SXL by the sum of the weighted average number of limited partner and Class B units outstanding, and the dilutive effect of incentive unit awards (Note 14).
The following table sets forth the reconciliation of the weighted average number of limited partner and Class B units used to compute basic net income attributable to SXL per limited partner unit to those used to compute diluted net income attributable to SXL per limited partner unit for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Weighted average number of units outstanding—basic (1)	250.9	212.9	207.6
Add effect of dilutive incentive awards (1)	0.8	1.2	1.0
Weighted average number of units—diluted (1)	251.7	214.1	208.6

(1)	Amounts reflect the second quarter 2014 two-for-one unit split (Note 12).

6. Inventories
The components of inventories are as follows:

	December 31,
	2015	2014
	(in millions)
Crude oil	$424	$364
NGLs	83	90
Refined products	83	—
Refined products additives	3	4
Materials, supplies and other	14	12
Total Inventories	$607	$470
In connection with the realignment of the Partnership's reporting segments, a new refined products inventory pool was established during the fourth quarter 2015 which includes inventories such as gasoline and distillates. Previously, the volumes of these products being marketed under refined products strategies was not material to the Partnership's financial position or results of operations. The Partnership's investment in assets which facilitate the acquisition and marketing of refined products is expected to increase its volumes sold under these strategies. This change in the Partnership's asset capabilities, combined with the anticipated increase in volumes and significant pricing differentials between the refined products and NGLs commodities that the Partnership markets, resulted in the establishment of refined products inventories in a separate inventory pool. This will allow for better matching of revenues and expenses as these commodities are bought and sold. The inventory pool which was previously disclosed as Refined Products and NGLs, has been renamed to NGLs and includes butane blending activities and the acquisition and marketing of NGLs such as butane, propane and ethane.
In the fourth quarter 2014, the Partnership established LCM reserves of $231 and $27 million, respectively, on its crude oil and NGLs inventories as a result of declining commodity prices. The LCM reserves totaled $381, $37 and $2 million at December 31, 2015, on the Partnership's crude oil, NGLs and refined products inventories, respectively.

7. Properties, Plants and Equipment
The components of net properties, plants and equipment are as follows:

		December 31,
	Estimated Useful Lives	2015	2014
	(in years)	(in millions)
Land and land improvements (including rights-of-way) (1)	—	$1,286	$1,212
Pipelines and related assets	16 - 39	5,943	4,253
Terminals and storage facilities	20 - 41	1,985	1,457
Buildings and improvements	25 - 32	509	245
Other	3 - 20	177	133
Construction-in-progress (2)		1,627	2,058
Total properties, plants and equipment		11,527	9,358
Less: Accumulated depreciation and amortization		(835)	(509)
Total properties, plants and equipment, net		$10,692	$8,849

(1)	As of December 31, 2015 and 2014, the Partnership had rights-of-way with a book value of $1.1 and $1.0 billion, respectively.

(2)	As of December 31, 2015 and 2014, accrued capital expenditures were $286 and $283 million, respectively.

8. Investment in Affiliates
The Partnership's ownership percentages in equity ownership interests as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Explorer Pipeline Company	13.3%	13.3%
Yellowstone Pipe Line Company	14.0%	14.0%
West Shore Pipe Line Company	17.1%	17.1%
Wolverine Pipe Line Company	31.5%	31.5%
Bayview Refining Company, LLC	49.0%	49.0%
SunVit Pipeline LLC	50.0%	50.0%
Bayou Bridge Pipeline LLC	30.0%	—%
Bakken Holdings Company LLC ("Bakken HoldCo") (1)	40.0%	—%

(1)
The investment in Bakken HoldCo provides the Partnership with a 30 percent overall ownership interest in the Bakken pipeline project through its ownership in the subsidiary companies which will operate the pipeline system.

In October 2015, the Partnership finalized its participation in the Bakken pipeline project with ETP and Phillips 66. The Partnership obtained a 30 percent economic interest in the project which, combined with ETP's 45 percent interest, will be a consolidated subsidiary of ETP. The project consists of existing and newly constructed pipelines that are expected to provide aggregate takeaway capacity of approximately 450 thousand barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminalling hubs in the Midwest and Gulf Coast, including the Partnership's Nederland terminal. The ultimate takeaway capacity target for the project is 570 thousand barrels per day. The Partnership expects to reach agreement to become the operator of the pipeline system, which is expected to begin commercial operations in the fourth quarter of 2016.
In exchange for its 30 percent economic interest in the project, the Partnership issued 9.4 million Class B units to ETP, representing limited partner interests in the Partnership, and paid $382 million in cash representing the Partnership’s proportionate share of contributions at the time of closing. Since the interest in the project was acquired from a related party, the Partnership's investment was recorded at ETP's historical carrying value. Subsequent contributions will be made by the joint partners in proportion to their respective economic ownership interests. The Partnership's investment in the Bakken Pipeline project is reflected as an equity method investment within the Crude Oil segment. See Note 12 for additional information on the issuance of the Class B units.
In July 2015, the Partnership entered into an agreement with ETP and Phillips 66 to participate in the Bayou Bridge Pipeline project. The Partnership obtained a 30 percent economic interest in the project, which combined with ETP's 30 percent ownership interest, will be a consolidated subsidiary of ETP. The project consists of a newly constructed pipeline that will deliver crude oil from Nederland, Texas to refinery markets in Louisiana. Commercial operations are expected to begin in the first quarter 2016. The Partnership will be the operator of the pipeline and will fund its proportionate share of the cost of the project, which will be accounted for as an equity method investment within the Partnership’s Crude Oil segment.
In the second quarter 2014, the Partnership entered into a joint agreement for a 49 percent economic and voting interest in Bayview Refining Company, LLC ("Bayview"). Bayview constructed the facility to process crude oil into intermediate petroleum products. The entity is a variable interest entity for which the Partnership is not the primary beneficiary. Construction was completed and the facility commenced operations in the third quarter 2015. The Partnership's investment in Bayview is reflected as an equity method investment within the Crude Oil segment.
In connection with the formation of Bayview, the joint owners agreed to guarantee the obligations of the entity with respect to certain third-party operating agreements over a ten-year term. The fair value of the liability recognized in connection with the guarantee was not material in relation to the Partnership’s financial position at December 31, 2015. The Partnership's note receivable from the joint owner of Bayview is reflected in other assets in the consolidated balance sheet.
In the first quarter 2014, the Partnership exercised its rights to acquire an additional ownership interest in Explorer Pipeline Company ("Explorer") from an affiliate of Chevron for $42 million, increasing the Partnership's ownership interest from 9.4 to 13.3 percent. Explorer owns a refined products pipeline running from the Gulf Coast of the United States to the Chicago, Illinois area. The fair value of the investment was estimated based on the fair value of the consideration transferred. The investment continues to be accounted for as an equity method investment within the Partnership's Refined Products segment, with the equity income recorded based on the Partnership's ownership percentage for each period presented.

At December 31, 2015, the Partnership's investments in Explorer Pipeline Company, Yellowstone Pipe Line Company, West Shore Pipe Line Company and Wolverine Pipe Line Company included net excess investment amounts of $123 million. The excess investment is the difference between the investment balances and the Partnership's equity in the net assets of the entities. The Partnership has not provided additional financial support to any of the Refined Products joint ventures during the 2013 through 2015 periods.
The Partnership had $52 million of undistributed earnings from its investments in corporate joint ventures within equity at December 31, 2015. During the years ended December 31, 2015, 2014 and 2013, the Partnership recorded equity income of $24, $25, and $21 million, respectively, and received dividends of $23, $14, and $14 million, respectively, from its investments in corporate joint ventures.

9. Goodwill and Other Intangible Assets
Goodwill
Goodwill, which represents the excess of the purchase price in a business combination over the fair value of net assets acquired, is tested for impairment annually in the fourth quarter, or more often if events or changes in circumstances indicate that the carrying value of goodwill may exceed its estimated fair value. The Partnership's goodwill balance at December 31, 2015 and 2014 was $1,358 million. There were no goodwill impairments recorded during the 2013 through 2015 period.
In connection with the change in the Partnership's reporting segments in the fourth quarter 2015, goodwill was reassigned to the new reporting segments. The Partnership's legacy Crude Oil Pipelines, Crude Oil Acquisition and Marketing, and Terminal Facilities segments included goodwill of $200, $557, and $601 million, respectively. The goodwill related to the legacy Crude Oil Pipelines and Crude Oil Acquisition and Marketing segments was combined under the Partnership's new segment alignment, while the goodwill related to the legacy Terminal Facilities segment was allocated to the new segments based on a relative fair value basis. Subsequent to the realignment of its reporting segments, the Partnership's Crude Oil, Natural Gas Liquids, and Refined Products segments include goodwill of $912, $357 and $89 million, respectively.
The Partnership will continue to monitor the volatility in the energy markets and the impact it could have on the estimated fair value of its reporting segments. It is possible that continued negative volatility within these markets could change the Partnership's conclusion regarding whether goodwill is impaired.
Identifiable Intangible Assets
The Partnership's identifiable intangible assets are comprised of customer relationships and patented technology associated with the Partnership's butane blending services. The values assigned to these intangible assets are amortized to earnings using a straight-line approach, over a weighted average amortization period of approximately 17 years. Amortization expense related to these intangibles was $52, $52, and $49 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

	Weighted Average Amortization Period	December 31,
		2015	2014
	(in years)	(in millions)
Gross
Customer relationships	18	$836	$836
Technology	10	47	47
Total gross		883	883
Accumulated amortization
Customer relationships		(149)	(102)
Technology		(16)	(11)
Total accumulated amortization		(165)	(113)
Total Net		$718	$770
The Partnership forecasts $51 million of annual amortization expense for each year through the year 2020 for its intangible assets.
Intangible assets attributable to rights-of-way are included in properties, plants and equipment in the Partnership's consolidated balance sheets at December 31, 2015 and 2014 (Note 7).

10. Debt
The components of the Partnership's long-term debt balances are as follows:

	December 31,
	2015	2014
	(in millions)
Credit Facilities
$2.50 billion Credit Facility, due March 2020	$562	$150
$35 million Credit Facility, matured and repaid April 2015	—	35
Senior Notes
Senior Notes - 6.125%, due May 2016 (1)	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.40%, due April 2021	600	—
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25%, due April 2024	500	500
Senior Notes - 5.95%, due December 2025	400	—
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30%, due April 2044	700	700
Senior Notes - 5.35%, due May 2045	800	800
Unamortized fair value adjustments (2)	93	106
Total debt	5,630	4,266
Less:
Unamortized bond discount and debt issuance costs (3)	(39)	(32)
Long-term debt	$5,591	$4,234

(1)	The 6.125 percent Senior Notes were classified as long-term debt at December 31, 2015 as the Partnership has the ability and intent to refinance such borrowings on a long-term basis.

(2)
Represents fair value adjustments on senior notes resulting from the application of push-down accounting in connection with the acquisition of the Partnership's general partner by ETP on October 5, 2012.

(3)
In the fourth quarter 2015, the Partnership adopted accounting guidance which requires certain debt issuance costs to be reflected as a reduction in the total long-term debt liability for all periods presented. The net long-term debt balance now includes $32 and $26 million of debt issuance costs at December 31, 2015 and 2014, respectively. Refer to Note 2 for additional information.

The aggregate amount of long-term debt instrument maturities are as follows:

Year Ended December 31,	(in millions)
2016	$175
2017	—
2018	—
2019	—
2020	812
Thereafter	4,550
Total	$5,537
Cash payments for interest related to long-term debt instruments, net of capitalized interest (Note 2), were $137, $64, and $83 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Credit Facilities
In March 2015, the Operating Partnership amended and restated its $1.50 billion Credit Facility, which was scheduled to mature in November 2018. The amended and restated credit facility is a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, will continue to fund the Partnership's working capital requirements, finance acquisitions and capital projects, and be used for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. In June 2015, the $2.50 billion Credit Facility was amended to create a segregated tranche of borrowings that will be guaranteed by ETP in connection with the Partnership's investment in the Bakken pipeline project. The amendment did not modify the outstanding borrowings, total capacity or terms of the facility. In September 2015, the Operating Partnership initiated a commercial paper program under the borrowing limits established by its $2.50 billion Credit Facility. As of December 31, 2015, there were no outstanding borrowings related to the commercial paper program. The facility bears interest at LIBOR or the Base Rate (as defined in the facility), each plus an applicable margin. The credit facility may be repaid at any time. Outstanding borrowings under this credit facility were $562 and $150 million at December 31, 2015 and 2014, respectively.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.6 to 1 at December 31, 2015, as calculated in accordance with the credit agreement.
The West Texas Gulf $35 million revolving credit facility matured in April 2015 and was repaid with borrowings from the $2.50 billion Credit Facility.
Senior Notes
The Operating Partnership had $175 million of 8.75 percent senior notes which matured and were repaid in February 2014 with borrowings under the revolving $1.50 billion Credit Facility.
In November 2015, the Partnership issued $600 million of 4.40 percent senior notes and $400 million of 5.95 percent senior notes (the "2021 and 2025 Senior Notes"), due April 2021 and December 2025, respectively.
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
The net proceeds of $991 million and $1.98 billion from the 2015 and 2014 senior notes offerings, respectively, were used to repay outstanding borrowings on the $2.50 billion Credit Facility and for general partnership purposes. The terms and conditions of these senior notes offerings are comparable to those under other outstanding senior notes.

Debt Guarantee
The Partnership currently serves as guarantor of the senior notes and of any obligations under the $2.50 billion Credit Facility. This guarantee is full and unconditional. See Note 20 for supplemental condensed consolidating financial information.

11. Commitments and Contingent Liabilities
Total rental expense for the years ended December 31, 2015, 2014 and 2013 amounted to $22, $18, and $12 million, respectively. The Partnership, as lessee, has non-cancelable operating leases for office space and equipment for which the aggregate amount of future minimum annual rentals as of December 31, 2015 is as follows:

Year Ended December 31,	(in millions)
2016	$8
2017	8
2018	4
2019	3
2020	3
Thereafter	—
Total	$26
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At December 31, 2015 and 2014, there were accrued liabilities for environmental remediation in the consolidated balance sheets of $6 and $14 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $8, $15, and $10, million for the years ended December 31, 2015, 2014, and 2013, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at December 31, 2015 and 2014.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At December 31, 2015, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $9 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the Partnership's results of operations, financial position or cash flows at December 31, 2015. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results of operations or cash flows.
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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at December 31, 2015. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at December 31, 2015.

12. Equity Offerings
In 2014, the Partnership established an at-the-market equity offering program which allows the Partnership to issue common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment grade credit ratings. In the third quarters of 2014 and 2015, respectively, the Partnership filed registration statements which each established an additional $1.0 billion of capacity under the ATM program. For the years ended December 31, 2015 and 2014, the Partnership issued 26.8 and 10.3 million common units under this program, for proceeds of $890 and $477 million, net of $10 and $6 million in fees and commissions to managers, respectively.
In March 2015, the Partnership completed an overnight public offering of 13.5 million common units for net proceeds of $547 million. In April 2015, an additional 2.0 million common units were issued for net proceeds of $82 million related to the exercise of an option in connection with the March 2015 offering. The net proceeds from these offerings were used to repay outstanding borrowings under the Partnership's revolving credit facility and for general partnership purposes.
In September 2014, the Partnership completed an overnight public offering of 7.7 million common units for net proceeds of $362 million. The net proceeds from this offering were used to repay outstanding borrowings under the preceding $1.50 billion Credit Facility and for general partnership purposes.
Issuance of Redeemable Limited Partners' Interests
In October 2015, the Partnership issued 9.4 million Class B units to ETP in conjunction with the purchase of a 30 percent ownership interest in the Bakken pipeline. The Class B units represent a new class of limited partner interests in the Partnership which are not entitled to receive quarterly distributions that are made on the Partnership’s common units, but are otherwise entitled to share in earnings pro-rata with common units. The Class B units will automatically convert to common units on a one-for-one basis in the third quarter 2017. However, the Partnership can exercise an option to call the Class B units for $300 million. If not exercised, ETP can exercise a put right during the third quarter 2017, effective prior to the one-for-one conversion date, for the greater of $313.5 million or the fair market value of the units, as defined in the unitholder agreement. As a result of the available put option, the amount attributable to the Class B units is excluded from total equity and instead reflected as redeemable interests in the Partnership’s consolidated balance sheet.

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

The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units at December 31, 2015:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders
Minimum Quarterly Distribution	$0.0750	2%		98%
First Target Distribution	up to $0.0833	2%		98%
Second Target Distribution	above $0.0833 up to $0.0958	15%	(1)	85%
Third Target Distribution	above $0.0958 up to $0.2638	37%	(1)	63%
Thereafter	above $0.2638	50%	(1)	50%

(1)	Includes general partner interest.
Distributions paid by the Partnership on its common units for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit (1)	Annualized Cash Distribution per Limited Partner Unit (1)	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
			(in millions)	(in millions)
November 13, 2015	$0.4580	$1.8320	$119	$76
August 14, 2015	$0.4380	$1.7520	$111	$69
May 15, 2015	$0.4190	$1.6760	$103	$62
February 13, 2015	$0.4000	$1.6000	$92	$54
November 14, 2014	$0.3825	$1.5300	$84	$49
August 14, 2014	$0.3650	$1.4600	$77	$43
May 15, 2014	$0.3475	$1.3900	$72	$39
February 14, 2014	$0.3312	$1.3248	$69	$35
November 14, 2013	$0.3150	$1.2600	$65	$32
August 14, 2013	$0.3000	$1.2000	$62	$29
May 15, 2013	$0.2863	$1.1452	$59	$26
February 14, 2013	$0.2725	$1.0900	$57	$23

(1)	Amounts reflect the second quarter 2014 two-for-one unit split (Note 12).
On January 28, 2016, the Partnership declared a cash distribution of $0.479 per unit ($1.92 per unit, annualized) on its outstanding common units, representing the distribution for the quarter ended December 31, 2015. The $216 million distribution, including $85 million to the general partner, was paid on February 12, 2016 to unitholders of record at the close of business on February 8, 2016.

14. Management Incentive Plan
Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC Long-Term Incentive Plan ("LTIP") for employees and directors of the general partner who perform services for the Partnership.
In December 2015, the Partnership's unitholders approved the Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated (the "Restated LTIP"), which was previously approved by the board of directors of Sunoco Partners LLC, the Partnership's general partner. The Restated LTIP authorized an additional 10.0 million common units to be available under the plan; added additional types of awards that can be granted under the plan, such as phantom unit awards, unit appreciation rights, unrestricted unit awards and other unit-based awards ("plan awards"); added a prohibition on repricing of unit options and unit appreciation rights without the approval of the unitholders; provided for termination of the plan at the earliest date it is terminated by the board of directors, the date no more units remain available for grants, and December 1, 2025; and incorporated certain other administrative changes.

The Restated LTIP benefits eligible employees and directors of the general partner and its affiliates who perform services for the Partnership. The Restated LTIP is administered by the independent directors of the Compensation Committee of the general partner's board of directors with respect to employee awards, and by the general partner's board of directors with respect to awards granted to the independent directors. At December 31, 2015, there were 9.7 million plan awards available for future grants under the Restated LTIP.
Restricted Units
A restricted unit entitles the grantee to receive a common unit or, at the discretion of the Compensation Committee, an amount of cash equivalent to the value of a common unit upon the vesting of the unit. Such grants may include requirements related to the attainment of predetermined performance targets. The Compensation Committee may make additional grants under the Restated LTIP to employees and directors containing such terms as defined by the Compensation Committee. Common units to be delivered to the grantee upon vesting may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from the Partnership or any other person, or any combination of the foregoing. The general partner will be entitled to reimbursement by the Partnership for the cost incurred in acquiring common units. If the Partnership issues new common units upon vesting of the restricted units, the total number of common units outstanding will increase.
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
The Partnership's outstanding restricted unit awards are time-vested grants, the vesting of which occurs over a five-year period, and is conditioned solely upon continued employment or service as of the applicable vesting date.
The following table summarizes information regarding restricted unit award activity for the periods presented:

	Number of Units (1)	Weighted Average Grant Date Fair Value (1)
Granted, non-vested and outstanding, December 31, 2012	855,220	$19.48
Granted	858,246	$30.00
Performance factor adjustment (2)	202,620	$15.76
Vested	(563,668)	$18.33
Cancelled/forfeited	(73,256)	$24.19
Granted, non-vested and outstanding, December 31, 2013	1,279,162	$26.19
Granted	719,009	$41.59
Performance factor adjustment (2)	229,828	$17.52
Vested	(693,326)	$20.26
Cancelled/forfeited	(72,872)	$30.10
Granted, non-vested and outstanding, December 31, 2014	1,461,801	$35.01
Granted	1,412,257	$29.54
Vested	(245,563)	$22.08
Cancelled/forfeited	(90,776)	$36.83
Granted, non-vested and outstanding, December 31, 2015	2,537,719	$33.16

(1)	The unit volumes and fair values have been adjusted to reflect the June 12, 2014 two-for-one unit split.

(2)
Certain awards granted prior to October 5, 2012 were subject to the Partnership achieving certain market-based and cash distribution performance targets as compared to a peer group average, or certain cash distribution performance targets as defined by the Compensation Committee, which caused the actual amount of units that ultimately vested to range between 0 to 200 percent of the original units granted.

The total fair value of restricted unit awards vested for the years ended December 31, 2015, 2014 and 2013, was $8, $30 and $21 million, respectively. As of December 31, 2015, estimated compensation cost related to non-vested awards not yet recognized was $52 million, and the weighted average period over which this cost is expected to be recognized in expense is 3.0 years. The fair value of the Partnership's time-vested awards is based on the grant date market price of the Partnership's common units.
The Partnership recognizes compensation expense on a straight-line basis over the requisite service period, and estimates forfeitures over the requisite service period when recognizing compensation expense.

Based on the unit grants and performance factor adjustments outlined in the table above, the Partnership recognized unit-based compensation expense related to the awards granted under the LTIP and Restated LTIP within operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income of $17, $16, and $14 million for the years ended December 31, 2015, 2014 and 2013, respectively. The tandem DERs associated with the restricted unit grants are recognized as a reduction of equity when earned.

15. Derivatives and Risk Management
The Partnership is exposed to various risks, including volatility in the prices of the products that the Partnership markets, counterparty credit risk and changes in interest rates.
Price Risk Management
The Partnership is exposed to risks associated with changes in the market price of crude oil, NGLs and refined products. These risks are primarily associated with price volatility related to pre-existing or anticipated purchases, sales and storage. Price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. In order to manage such exposure, the Partnership's policy is (i) to only purchase crude oil, NGLs and refined products for which sales contracts have been executed or for which ready markets exist, (ii) to structure sales contracts so that price fluctuations do not materially impact the margins earned, and (iii) to not acquire and hold physical inventory, futures contracts or other derivative instruments for the purpose of speculating on commodity price changes. Although the Partnership seeks to maintain a balanced inventory position within its commodity inventories, net unbalances may occur for short periods of time due to production, transportation and delivery variances. When physical inventory builds or draws do occur, the Partnership continuously manages the variance to a balanced position over a period of time.
The physical contracts related to the Partnership's commodity purchase and sale activities that qualify as derivatives have been designated as normal purchases and sales and are accounted for using accrual accounting under United States' generally accepted accounting principles. The Partnership accounts for derivatives that do not qualify as normal purchases or sales at fair value. The Partnership currently does not utilize derivative instruments to manage its exposure to prices related to crude oil purchase and sale activities. All derivative balances are presented on a gross basis.
Pursuant to the Partnership's approved risk management policy, derivative contracts, such as swaps, futures and other derivative instruments, may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions. The Partnership utilizes derivative instruments to mitigate the risk associated with market movements in the price of NGLs, refined products, and other commodities as necessary. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it. Since 2013, the Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the consolidated statement of comprehensive income in the period in which they occur. The hedge ineffectiveness assessed on derivative contracts was not material during 2015, 2014 or 2013. All realized gains and losses associated with the Partnership's derivative contracts are recorded in earnings in the same line item associated with the forecasted transaction (either sales and other operating revenue or cost of products sold).
The Partnership had open derivative positions on 9.2 and 3.6 million barrels of NGLs and refined products at December 31, 2015 and 2014, respectively. The derivatives outstanding at December 31, 2015 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2), of which positions at December 31, 2015 and 2014 were primarily categorized at level 2. As of December 31, 2015 and 2014, the fair values of the Partnership's derivative assets and liabilities were:

	December 31,
	2015	2014
	(in millions)
Derivative assets	$30	$29
Derivative liabilities	(18)	(14)
	$12	$15
Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the consolidated balance sheets.

The Partnership's derivative positions are comprised of commodity contracts. The following table sets forth the impact of derivatives on the Partnership's results of operations for the periods presented:

	Location of Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
		(in millions)
Year Ended December 31, 2015
Derivatives not designated as hedging instruments:
Commodity contracts	Sales and other operating revenue	$47
Commodity contracts	Cost of products sold	(26)
Commodity contracts	Operating expenses	(1)
		$20
Year Ended December 31, 2014
Derivatives not designated as hedging instruments:
Commodity contracts	Sales and other operating revenue	$81
Commodity contracts	Cost of products sold	(20)
		$61
Year Ended December 31, 2013
Derivatives designated as cash flow hedging instruments:
Commodity contracts	Sales and other operating revenue	$(1)
Commodity contracts	Cost of products sold	—
		$(1)
Derivatives not designated as hedging instruments:
Commodity contracts	Sales and other operating revenue	$(7)
Commodity contracts	Cost of products sold	1
		$(6)
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
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate financial instruments. At December 31, 2015, the Partnership had $562 million of consolidated variable-rate borrowings under the $2.50 billion Credit Facility.

16. Fair Value Measurements
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices. The estimated fair value of the Partnership's senior notes is determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at December 31, 2015 was $4.2 billion, compared to the carrying amount of $5.1 billion. The estimated aggregate fair value of the senior notes at December 31, 2014 was $4.1 billion, compared to the carrying amount of $4.1 billion.
For further information regarding the Partnership's fair value measurements, see Notes 2, 12 and 15.

17. Concentration of Credit Risk
The Partnership's trade relationships are primarily with major integrated oil companies, independent oil companies and other pipelines and wholesalers. These concentrations of customers may affect the Partnership's overall credit risk as the customers may be similarly affected by changes in economic, regulatory or other factors. The Partnership maintains credit policies with regard to its counterparties that management believes minimize the overall credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. The credit positions of the Partnership's customers are analyzed prior to the extension of credit and periodically after it has been extended. For certain transactions, the Partnership may utilize letters of credit, prepayments, guarantees and secured interests in assets.
In 2015 and 2014, approximately 23 and 25 percent of the Partnership's total revenues, respectively, were derived from two investment grade customers with crude oil sales and other revenues comprising greater than 10 percent of total revenues. While this concentration has the ability to negatively impact revenues going forward, management does not anticipate a material adverse effect in the Partnership's financial position, results of operations or cash flows as the absolute price levels for crude oil normally do not bear a relationship to gross profit. In addition, these customers are subject to netting arrangements which allow the Partnership to offset payable activities and mitigate credit exposure.

18. Business Segment Information
The Partnership operates in 35 states throughout the United States and in three principal business segments.
During the fourth quarter 2015, the Partnership realigned its reporting segments as a result of the continued investment in its organic growth capital program which has served to increase the integration that exists between its assets that service each commodity. This has also resulted in a shift in Management's strategic decision making process, resource allocation methodology, and assessment of the Partnership's financial results. The updated reporting segments are: Crude Oil, Natural Gas Liquids and Refined Products. The new segmentation will provide the Partnership's investors with a more meaningful view of its business that is consistent with that of Management. For the purpose of comparability, all prior year segment disclosures have been recast to conform to the current year presentation. Such recasts have no impact on previously reported consolidated earnings.

•
The Crude Oil segment provides transportation, terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeastern United States. Included within the segment is approximately 5,900 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States and equity ownership interests in three crude oil pipelines. Our crude oil terminalling services operate with an aggregate storage capacity of approximately 28 million barrels, including approximately 24 million barrels at our Gulf Coast terminal in Nederland, Texas and approximately 3 million barrels at our Fort Mifflin terminal complex in Pennsylvania. Our crude oil acquisition and marketing activities utilize our pipeline and terminal assets, our proprietary fleet crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the mid-continent United States.

•
The Natural Gas Liquids segment transports, stores, and executes acquisition and marketing activities utilizing a complementary network of pipelines, storage and blending facilities, and strategic off-take locations that provide access to multiple NGLs markets. The segment contains approximately 900 miles of NGLs pipelines, primarily related to our Mariner systems located in the northeast and southwest United States. Terminalling services are facilitated by approximately 5 million barrels of NGLs storage capacity, including approximately 1 million barrels of storage at our Nederland, Texas terminal facility and 3 million barrels at our Marcus Hook, Pennsylvania terminal facility (the "Marcus Hook Industrial Complex"). This segment also carries out our NGLs blending activities, including utilizing our patented butane blending technology.

•
The Refined Products segment provides transportation and terminalling services, utilizing approximately 1,800 miles of refined products pipelines and approximately 40 active refined products marketing terminals. Our marketing terminals are located primarily in the northeast, midwest and southeast United States, with approximately 8 million barrels of refined products storage capacity. The Refined Products segment includes our Eagle Point facility in New Jersey, which has approximately 6 million barrels of refined products storage capacity. The segment also includes our equity ownership interests in four refined products pipeline companies. The segment also performs terminalling activities at our Marcus Hook Industrial Complex. The Refined Products segment utilizes our integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions of the United States.

The following table sets forth consolidated statement of comprehensive income information concerning the Partnership's business segments and reconciles total segment Adjusted EBITDA to net income attributable to SXL for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Sales and other operating revenue (1)
Crude Oil	$8,956	$16,899	$15,953
Natural Gas Liquids	1,165	959	447
Refined Products	365	230	239
Total sales and other operating revenue	$10,486	$18,088	$16,639
Depreciation and amortization
Crude Oil	$216	$191	$176
Natural Gas Liquids	76	30	21
Refined Products	90	75	68
Total depreciation and amortization	$382	$296	$265
Impairment charge and other matters (2)
Crude Oil	$150	$231	$—
Natural Gas Liquids	10	27	—
Refined Products	2	—	—
Total impairment charge and other matters	$162	$258	$—
Capital expenditures (3)
Crude Oil	$1,377	$801	$369
Natural Gas Liquids	1,111	1,210	476
Refined Products	197	534	155
Corporate	24	14	18
Total capital expenditures	$2,709	$2,559	$1,018
Adjusted EBITDA
Crude Oil	$656	$669	$701
Natural Gas Liquids	333	203	73
Refined Products	164	99	97
Total Adjusted EBITDA	1,153	971	871
Interest expense, net	(134)	(67)	(77)
Depreciation and amortization expense	(382)	(296)	(265)
Impairment charge and other matters	(162)	(258)	—
Provision for income taxes	(21)	(25)	(30)
Non-cash compensation expense	(17)	(16)	(14)
Unrealized gain (loss) on commodity risk management activities	(4)	17	1
Amortization of excess equity method investment	(2)	(2)	(2)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(34)	(24)	(20)
Non-cash accrued liability adjustment	—	—	10
Net Income (4)	397	300	474
Net income attributable to noncontrolling interests	3	9	11
Net income attributable to redeemable noncontrolling interests	1	—	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$393	$291	$463

(1)	Sales and other operating revenue for the periods presented includes the following amounts from ETP and its affiliates:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Crude Oil	$193	$866	$1,418
Natural Gas Liquids	204	134	63
Refined Products	118	70	85
Total sales and other operating revenue	$515	$1,070	$1,566
Total sales and other operating revenue exclude $404, $309 and $280 million attributable to intrasegment activity for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Represents non-cash write downs on the Partnership's crude oil, NGLs and refined products inventories.

(3)	Total capital expenditures exclude acquisitions and investments in equity ownership interests of $131, $448 and $60 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	Net income includes $24, $25, and $21 million for the years ended December 31, 2015, 2014 and 2013, respectively, of equity income attributable to the equity ownership interest.
The following table provides consolidated balance sheet information concerning the Partnership's business segments as of December 31, 2015, 2014 and 2013, respectively:

	Crude Oil	Natural Gas Liquids	Refined Products	Total
	(in millions)
As of December 31, 2015
Investment in affiliates	$623	$—	$179	$802
Goodwill	$912	$357	$89	$1,358
Identifiable assets (1)	$8,802	$3,764	$2,747	$15,489
As of December 31, 2014
Investment in affiliates	$53	$—	$173	$226
Goodwill	$912	$357	$89	$1,358
Identifiable assets (2)	$8,579	$2,401	$2,458	$13,618
As of December 31, 2013
Investment in affiliates	$3	$—	$122	$125
Goodwill	$900	$357	$89	$1,346
Identifiable assets (3)	$8,233	$1,442	$1,894	$11,890

(1)	Total identifiable assets include the Partnership's unallocated $36 million cash and cash equivalents, $133 million of properties, plants and equipment, net, and $7 million of other assets.

(2)	Total identifiable assets include the Partnership's unallocated $47 million cash and cash equivalents, $124 million of properties, plants and equipment, net, and $9 million of other assets.

(3)
Total identifiable assets include the Partnership's unallocated $12 million cash and cash equivalents, $239 million of advances to affiliates, $66 million of properties, plants and equipment, net and $4 million of other assets.

19. Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in millions, except per unit amounts)
2015
Sales and other operating revenue:
Unaffiliated customers	$2,453	$2,996	$2,317	$2,205
Affiliates	$119	$206	$90	$100
Gross profit (1)	$214	$326	$325	$312
Impairment charge and other matters	$41	$(100)	$103	$118
Operating income	$66	$307	$94	$63
Net Income	$37	$277	$57	$26
Net income attributable to noncontrolling interests	1	—	1	1
Net income attributable to redeemable noncontrolling interests	—	1	—	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$36	$276	$56	$25
Less: General Partner's interest	(60)	(71)	(74)	(83)
Limited Partners' interest	$(24)	$205	$(18)	$(58)
Net Income (Loss) attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—basic	$(0.10)	$0.83	$(0.07)	$(0.21)
Net Income (Loss) attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—diluted	$(0.10)	$0.83	$(0.07)	$(0.21)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in millions, except per unit amounts)
2014
Sales and other operating revenue:
Unaffiliated customers	$4,171	$4,412	$4,616	$3,819
Affiliates	$306	$409	$299	$56
Gross profit (1)	$226	$276	$279	$258
Impairment charge and other matters	$—	$—	$—	$258
Operating income (loss)	$127	$180	$172	$(112)
Net Income (Loss)	$110	$158	$157	$(125)
Net income attributable to noncontrolling interests	3	2	2	2
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$107	$156	$155	$(127)
Less: General Partner's interest	(38)	(44)	(49)	(50)
Limited Partners' interest	$69	$112	$106	$(177)
Net Income (Loss) attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—basic	$0.33	$0.54	$0.50	$(0.80)
Net Income (Loss) attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—diluted	$0.33	$0.53	$0.50	$(0.80)

(1)	Gross profit equals sales and other operating revenue less cost of products sold and operating expenses.

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

Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2015
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$9,971	$—	$9,971
Affiliates	—	—	515	—	515
Total Revenues	—	—	10,486	—	10,486
Costs and Expenses
Cost of products sold	—	—	9,145	—	9,145
Operating expenses	—	—	164	—	164
Selling, general and administrative expenses	—	1	102	—	103
Depreciation and amortization expense	—	—	382	—	382
Impairment charge and other matters	—	—	162	—	162
Total Costs and Expenses	—	1	9,955	—	9,956
Operating Income (Loss)	—	(1)	531	—	530
Other interest cost and debt expense, net	—	(209)	(1)	—	(210)
Capitalized interest	—	76	—	—	76
Other income	—	—	22	—	22
Equity in earnings of subsidiaries	393	526	—	(919)	—
Income (Loss) Before Provision for Income Taxes	393	392	552	(919)	418
Provision for income taxes	—	—	(21)	—	(21)
Net Income (Loss)	393	392	531	(919)	397
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$393	$392	$527	$(919)	$393

Net Income (Loss)	$393	$392	$531	$(919)	$397
Adjustment to affiliate's pension funded status	—	—	(1)	—	(1)
Other Comprehensive Income (Loss)	—	—	(1)	—	(1)
Comprehensive Income (Loss)	393	392	530	(919)	396
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$393	$392	$526	$(919)	$392

Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2014
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$17,018	$—	$17,018
Affiliates	—	—	1,070	—	1,070
Total Revenues	—	—	18,088	—	18,088
Costs and Expenses
Cost of products sold	—	—	16,877	—	16,877
Operating expenses	—	—	172	—	172
Selling, general and administrative expenses	—	—	118	—	118
Depreciation and amortization expense	—	—	296	—	296
Impairment charge and other matters	—	—	258	—	258
Total Costs and Expenses	—	—	17,721	—	17,721
Operating Income	—	—	367	—	367
Net interest income (cost) to affiliates	—	5	(4)	—	1
Other interest cost and debt expense, net	—	(146)	—	—	(146)
Capitalized interest	—	78	—	—	78
Other income	—	—	25	—	25
Equity in earnings of subsidiaries	291	354	—	(645)	—
Income (Loss) Before Provision for Income Taxes	291	291	388	(645)	325
Provision for income taxes	—	—	(25)	—	(25)
Net Income (Loss)	291	291	363	(645)	300
Net Income attributable to noncontrolling interests	—	—	(9)	—	(9)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$291	$291	$354	$(645)	$291

Net Income (Loss)	$291	$291	$363	$(645)	$300
Adjustment to affiliate's pension funded status	—	—	1	—	1
Other Comprehensive Income (Loss)	—	—	1	—	1
Comprehensive Income (Loss)	291	291	364	(645)	301
Less: Comprehensive income attributable to noncontrolling interests	—	—	(9)	—	(9)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$291	$291	$355	$(645)	$292

Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2013
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$15,073	$—	$15,073
Affiliates	—	—	1,566	—	1,566
Total Revenues	—	—	16,639	—	16,639
Costs and Expenses
Cost of products sold	—	—	15,600	—	15,600
Operating expenses	—	—	122	—	122
Selling, general and administrative expenses	—	—	92	—	92
Depreciation and amortization expense	—	—	265	—	265
Total Costs and Expenses	—	—	16,079	—	16,079
Operating Income	—	—	560	—	560
Net interest income (cost) to affiliates	—	3	(4)	—	(1)
Other interest cost and debt expense, net	—	(96)	(1)	—	(97)
Capitalized interest	—	21	—	—	21
Other income	—	—	21	—	21
Equity in earnings of subsidiaries	463	535	—	(998)	—
Income (Loss) Before Provision for Income Taxes	463	463	576	(998)	504
Provision for income taxes	—	—	(30)	—	(30)
Net Income (Loss)	463	463	546	(998)	474
Net Income attributable to noncontrolling interests	—	—	(11)	—	(11)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$463	$463	$535	$(998)	$463

Net Income (Loss)	$463	$463	$546	$(998)	$474
Other Comprehensive Income (Loss)	—	—	—	—	—
Comprehensive Income (Loss)	463	463	546	(998)	474
Less: Comprehensive income attributable to noncontrolling interests	—	—	(11)	—	(11)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$463	$463	$535	$(998)	$463

Consolidating Balance Sheet
December 31, 2015
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$37	$—	$—	$37
Accounts receivable, affiliated companies	—	3	17	—	20
Accounts receivable, net	—	—	1,165	—	1,165
Inventories	—	—	607	—	607
Other current assets	—	—	19	—	19
Total Current Assets	—	40	1,808	—	1,848
Properties, plants and equipment, net	—	—	10,692	—	10,692
Investment in affiliates	6,488	9,692	802	(16,180)	802
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	718	—	718
Other assets	—	6	65	—	71
Total Assets	$6,488	$9,738	$15,443	$(16,180)	$15,489
Liabilities and Equity
Accounts payable	$—	$1	$1,250	$—	$1,251
Accounts payable, affiliated companies	—	—	39	—	39
Accrued liabilities	1	66	262	—	329
Accrued taxes payable	—	—	44	—	44
Intercompany	(1,320)	(2,408)	3,728	—	—
Total Current Liabilities	(1,319)	(2,341)	5,323	—	1,663
Long-term debt	—	5,591	—	—	5,591
Other deferred credits and liabilities	—	—	125	—	125
Deferred income taxes	—	—	254	—	254
Total Liabilities	(1,319)	3,250	5,702	—	7,633
Redeemable noncontrolling interests	—	—	15	—	15
Redeemable Limited Partners' interests	286	—	—	—	286
Equity
Sunoco Logistics Partners L.P. equity	7,521	6,488	9,692	(16,180)	7,521
Noncontrolling interests	—	—	34	—	34
Total Equity	7,521	6,488	9,726	(16,180)	7,555
Total Liabilities and Equity	$6,488	$9,738	$15,443	$(16,180)	$15,489

Consolidating Balance Sheet
December 31, 2014
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$101	$—	$—	$101
Accounts receivable, affiliated companies	—	3	6	—	9
Accounts receivable, net	—	—	1,766	—	1,766
Inventories	—	—	470	—	470
Other current assets	—	—	3	—	3
Total Current Assets	—	104	2,245	—	2,349
Properties, plants and equipment, net	—	—	8,849	—	8,849
Investment in affiliates	6,189	9,168	226	(15,357)	226
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	770	—	770
Other assets	—	2	64	—	66
Total Assets	$6,189	$9,274	$13,512	$(15,357)	$13,618
Liabilities and Equity
Accounts payable	$—	$—	$1,934	$—	$1,934
Accounts payable, affiliated companies	—	—	21	—	21
Accrued liabilities	—	58	246	—	304
Accrued taxes payable	—	—	52	—	52
Intercompany	(489)	(1,172)	1,661	—	—
Total Current Liabilities	(489)	(1,114)	3,914	—	2,311
Long-term debt	—	4,199	35	—	4,234
Other deferred credits and liabilities	—	—	71	—	71
Deferred income taxes	—	—	249	—	249
Total Liabilities	(489)	3,085	4,269	—	6,865
Redeemable noncontrolling interests	—	—	15	—	15
Equity
Sunoco Logistics Partners L.P. equity	6,678	6,189	9,168	(15,357)	6,678
Noncontrolling interests	—	—	60	—	60
Total Equity	6,678	6,189	9,228	(15,357)	6,738
Total Liabilities and Equity	$6,189	$9,274	$13,512	$(15,357)	$13,618

Consolidating Statement of Cash Flows
Year Ended December 31, 2015
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$393	$388	$736	$(919)	$598
Cash Flows from Investing Activities:
Capital expenditures	—	—	(2,706)	—	(2,706)
Acquisitions	—		(131)	—	(131)
Change in long-term note receivable	—	—	(17)	—	(17)
Intercompany	(1,223)	(1,814)	2,118	919	—
Net cash provided by (used in) investing activities	(1,223)	(1,814)	(736)	919	(2,854)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(686)	—	—	—	(686)
Distributions paid to noncontrolling interests	(3)	—	—	—	(3)
Net proceeds from issuance of limited partner units	1,519	—	—	—	1,519
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(11)	—	(11)
Repayments under credit facilities	—	(3,662)	—	—	(3,662)
Borrowings under credit facilities	—	4,039	—	—	4,039
Net proceeds from issuance of long-term debt	—	991	—	—	991
Contributions attributable to acquisition from affiliate	—	—	11	—	11
Other	—	(6)	—	—	(6)
Net cash provided by financing activities	830	1,362	—	—	2,192
Net change in cash and cash equivalents	—	(64)	—	—	(64)
Cash and cash equivalents at beginning of period	—	101	—	—	101
Cash and cash equivalents at end of period	$—	$37	$—	$—	$37

Consolidating Statement of Cash Flows
Year Ended December 31, 2014
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$290	$271	$649	$(644)	$566
Cash Flows from Investing Activities:
Capital expenditures	—	—	(2,416)	—	(2,416)
Acquisitions	—	—	(433)	—	(433)
Change in long-term not receivable, affiliated companies	—	—	(17)	—	(17)
Intercompany	(876)	(2,012)	2,244	644	—
Net cash provided by (used in) investing activities	(876)	(2,012)	(622)	644	(2,866)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(468)	—	—	—	(468)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Contributions from general partner	2	—	—	—	2
Net proceeds from issuance of limited partner units	839				839
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(9)	—	(9)
Repayments under credit facilities	—	(2,845)	—	—	(2,845)
Borrowings under credit facilities	—	2,795	—	—	2,795
Net proceeds from issuance of long-term debt	—	1,976	—	—	1,976
Repayment of senior notes	—	(175)	—	—	(175)
Advances to affiliated companies, net	217	79	(57)	—	239
Contributions attributable to acquisition from affiliate	—	—	12	—	12
Net cash provided by (used in) financing activities	586	1,830	(54)	—	2,362
Net change in cash and cash equivalents	—	89	(27)	—	62
Cash and cash equivalents at beginning of period	—	12	27	—	39
Cash and cash equivalents at end of period	$—	$101	$—	$—	$101

Consolidating Statement of Cash Flows
Year Ended December 31, 2013
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$463	$446	$838	$(998)	$749
Cash Flows from Investing Activities:
Capital expenditures	—	—	(897)	—	(897)
Acquisitions	—	—	(60)	—	(60)
Intercompany	95	(1,177)	84	998	—
Net cash provided by (used in) investing activities	95	(1,177)	(873)	998	(957)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(353)	—	—	—	(353)
Distributions paid to noncontrolling interests	(13)	—	—	—	(13)
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(3)	—	(3)
Repayments under credit facilities	—	(119)	—	—	(119)
Borrowings under credit facilities	—	200	15	—	215
Net proceeds from issuance of long-term debt	—	691	—	—	691
Advances to affiliated companies, net	(192)	(31)	40	—	(183)
Contributions attributable to acquisition from affiliate	—	—	9	—	9
Net cash provided by (used in) financing activities	(558)	741	61	—	244
Net change in cash and cash equivalents	—	10	26	—	36
Cash and cash equivalents at beginning of period	—	2	1	—	3
Cash and cash equivalents at end of period	$—	$12	$27	$—	$39

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership's reports under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer of Sunoco Partners LLC (the Partnership's general partner), as appropriate, to allow timely decisions regarding required disclosure.
As of December 31, 2015, the Partnership carried out an evaluation, under the supervision and with the participation of management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the Partnership's disclosure controls and procedures were effective.
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
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On February 25, 2016, in connection with his removal as Group Chief Financial Officer and Head of Business Developments of the general partner of Energy Transfer Equity, L.P. ("ETE") and his termination of employment with an affiliate of ETE, the members of Sunoco Partners LLC (the "General Partner") removed Jamie Welch as a director. Sunoco Logistics Partners L.P. (the "Partnership") is not aware of any disagreements Mr. Welch may have on any matter relating to operations, policies and/or practices of the Partnership or its General Partner.

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
As the sole members of our general partner, ETP and ETE Holdings are entitled under the limited liability company agreement of Sunoco Partners LLC to appoint all of the directors of our general partner. Our general partner’s limited liability company agreement provides that our general partner’s Board of Directors (the "Board") shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2015, the Board consisted of eight persons, four of whom qualify as "independent" under the listing standards of the New York Stock Exchange ("NYSE") and our governance guidelines. The directors who qualify as "independent" under the NYSE's listing standards and our governance guidelines are Steven R. Anderson, Scott A. Angelle, Basil Leon Bray and James R. ("Rick") Perry.
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
The Board held five (four regular and one special) meetings during 2015. The Board has established standing committees to consider designated matters. The standing committees of the Board are: the Audit Committee, the Compensation Committee and the Conflicts Committee. The listing standards of the NYSE do not require boards of directors of publicly-traded master limited partnerships to be composed of a majority of independent directors nor are they required to have a standing nominating or compensation committee. Notwithstanding, the Board has elected to have a standing compensation committee. The Board has adopted governance guidelines for the Board and charters for each of the Audit, Compensation, and Conflicts Committees.

Audit Committee
The Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Board appoints persons who are independent under the NYSE's standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee member Basil Leon Bray qualified as an audit committee financial expert during 2015. A description of the qualifications of Mr. Bray may be found elsewhere in this Item 10 under "Directors and Executive Officers of Sunoco Partners LLC (our General Partner)."
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and makes recommendations to the Board relating to our audited financial statements. The Audit Committee periodically recommends to the Board any changes or modifications to its charter that may be required or desired. The Audit Committee has received written disclosures and the letter from Grant Thornton LLP ("Grant Thornton"), required by applicable requirements of the Audit Committee concerning independence, and has discussed with Grant Thornton the firm's independence.

The current members of the Audit Committee are: Basil Leon Bray (Chairman), Steven R. Anderson and Scott A. Angelle. The Audit Committee met four times during 2015. In conjunction with its regular meetings, the Audit Committee also meets in executive session without members of management present. Mr. Bray, as Chairman of the Audit Committee, leads these executive session meetings, the purpose of which is to promote open and candid discussion among the independent directors.

Compensation Committee
The Compensation Committee establishes standards and makes recommendations concerning the compensation of the officers and directors of our general partner. In addition, the Compensation Committee determines and establishes the standards for any awards to the employees and officers of our general partner under the equity compensation plans, including the requirements pertaining to the vesting of any such awards. The current members of the Compensation Committee are: Scott A. Angelle (Chairman), Marshall S. ("Mackie") McCrea, III, Steven R. Anderson, Basil Leon Bray, Michael J. Hennigan, and James R. ("Rick") Perry. Since Mr. McCrea is Group Chief Operating Officer and Chief Commercial Officer of LE GP, LLC (hereinafter referred to as "ETE's general partner"), the general partner of Energy Transfer Equity, L.P. ("ETE"), and Mr. Hennigan is also an officer of our general partner, they each recuse themselves from Compensation Committee decisions relating to equity compensation awards (including awards under the Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated (the "LTIP")) to executive officers of the general partner. Messrs. McCrea and Hennigan also recuse themselves from Compensation Committee decisions relating to their own compensation or equity compensation awards, as applicable. The Compensation Committee met four times during 2015.

Conflicts Committee
Our partnership agreement provides that the Board may, from time to time, appoint members of the Board to serve on the Conflicts Committee with the authority to review specific matters for which the Board believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by our general partner is fair and reasonable to us and our unitholders. As a policy matter, the Conflicts Committee generally reviews any proposed related-party transaction that may be material to us to determine if the transaction presents a conflict of interest between ETP and/or its affiliates and us and determines whether the resolution or transaction is fair and reasonable to us. Pursuant to the terms of our partnership agreement, any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us and not a breach by the general partner or the Board of any duties they may owe to the members of our general partner or our unitholders. The members of the Conflicts Committee consist of certain directors of our general partner who are not also executive officers of our general partner or its affiliates. The current members of the Conflicts Committee are: Steven R. Anderson (Chairman), Scott A. Angelle and Basil Leon Bray. The Conflicts Committee met four times during 2015.

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

Communication with the Board of Directors
In order that interested parties may be able to make their concerns known to the independent directors, our unitholders and other interested parties may communicate directly with the Board, with the independent directors as a group, or with any director or committee chairperson by writing to such parties in care of Kathleen Shea-Ballay, Senior Vice President, General Counsel and Secretary, Sunoco Partners LLC, 3807 West Chester Pike, Newtown Square, PA 19073. Communications may be submitted confidentially and anonymously. Under certain circumstances, the general partner or we may be required by law to disclose the information or identity of the person submitting the communication.
Communications addressed to the Board generally will be forwarded either to the appropriate committee chairperson or to all directors. Certain concerns communicated to the Board also may be referred to the general partner's internal auditor or its General Counsel, in accordance with the general partner's regular procedures for addressing such concerns. The chairman of the general partner's Audit Committee, or the chairman of the Board, may direct that certain concerns be presented to the Audit Committee, or to the full Board, or that such concerns otherwise receive special treatment, including retention of external counsel or other advisors. No material actions were taken by the Board because of communications from unitholders or others received during 2015.

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

Name	Age	Position with the General Partner
Marshall S. ("Mackie") McCrea, III	56	Chairman of the Board
Michael J. Hennigan	56	Director, President and Chief Executive Officer
Steven R. Anderson	66	Director
Scott A. Angelle	54	Director
Basil Leon Bray	71	Director
James R. ("Rick") Perry	65	Director
Thomas P. Mason	59	Director
Kurt A. Lauterbach	60	Senior Vice President, Lease Acquisitions
David R. Chalson	64	Senior Vice President, Operations
Michael W. Slough	59	Senior Vice President, Engineering, Construction & Procurement
Kathleen Shea-Ballay	50	Senior Vice President, General Counsel and Secretary
Peter J. Gvazdauskas	37	Chief Financial Officer and Treasurer
Michael D. Galtman	41	Controller and Chief Accounting Officer
Set forth below is biographical information regarding the foregoing officers and directors of our general partner:
Mr. McCrea was elected as Chairman of the Board in October 2012. In addition to serving as Chairman of the Board, he serves as a director of ETE’s general partner and as a director of Energy Transfer Partners, L.L.C. (hereinafter referred to as "ETP's general partner"), the general partner of ETP's general partner, both since 2009. He is the Group Chief Operating Officer and Chief Commercial Officer of ETE's general partner, and has served in those capacities since November 2015. Prior to that, he served as President and Chief Operating Officer of ETP's general partner from June 2008 to November 2015 and as President - Midstream of ETP's general partner from March 2007 to June 2008. Previously he served as the Senior Vice President - Commercial Development since the combination of the operations of La Grange Acquisition, L.P., which does business under the name of Energy Transfer Company ("ETC OLP"), and Heritage Operating, L.P. ("HOLP") in January 2004. In March 2005, Mr. McCrea was named president of ETC OLP. Prior to the combination of the operations of ETC OLP and HOLP, Mr. McCrea served as Senior Vice President - Business Development and Producer Services of the general partner of ETC OLP and ET Company I, Ltd., having served in that capacity since 1997. Mr. McCrea has extensive project development and operational experience, and is able to assist the Board in creating and executing the Partnership's strategic plan.

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
Mr. Anderson was elected to the Board in October 2012. Mr. Anderson began his career in the energy business in the early 1970's with Conoco in the Permian Basin area. He then spent some 25 years with ANR Pipeline and its successor, The Coastal Corporation, as a natural gas supply and midstream executive. He later was Vice President of Commercial Operations with Aquila Midstream and, upon the sale of the midstream business to Energy Transfer in 2002, he became a part of the management team there. For the six years prior to his retirement from Energy Transfer, in October 2009, he served as Vice President of Mergers and Acquisitions. Since that time, he has been involved in private investments and currently serves as a member of the boards of directors of the St. John Health System and Saint Simeon's Episcopal Home in Tulsa, Oklahoma, as well as various other community and civic organizations.
Mr. Angelle was elected to the Board in December 2012. He is an elected member of the Louisiana Public Service Commission, a five-person regulatory body. Beginning in May 2010, Mr. Angelle served for six months as the interim Lieutenant Governor of Louisiana. During the period from 2004 to August 2012, with the exception of his service as Lieutenant Governor, he served as the Secretary of the Louisiana Department of Natural Resources. Since 2012, Mr. Angelle also has represented Louisiana's Third Congressional District on the Board of Supervisors of Louisiana State University. Mr. Angelle also has a career in strategic planning and petroleum land management and is the principal in the firm Planning Strategies, LLC. Mr. Angelle is a member of the board of directors of Farmers Merchants Bank in Breaux Bridge, Louisiana.
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
Mr. Perry was elected to the Board in March 2015. He was elected to the board of directors of ETP's general partner in February 2015. Mr. Perry served as the Governor of the State of Texas from 2000 to 2015. Mr. Perry served as Lieutenant Governor of Texas from 1998 to 2000, and as Agriculture Commissioner from 1991 to 1998. Prior to 1991, Mr. Perry also served in the Texas House of Representatives. The Board selected Mr. Perry to serve as a director because of his vast experience as an executive in the highest office of state government. In addition, Mr. Perry has been involved in finance and budget planning processes throughout his career in government as a member of the Texas House Appropriations Committee, the Legislative Budget Board and as Governor. Item 3 of this Form 10-K contains a description responsive to Regulation S-K Item 401(f) with respect to Mr. Perry.
Mr. Mason was elected to the Board in October 2012. He is the Executive Vice President and General Counsel of ETE's general partner, and has served in that capacity since December 2015. Prior to that, Mr. Mason served as the Senior Vice President, General Counsel and Secretary of ETP's general partner since April 2012, as the Vice President, General Counsel and Secretary of ETP's general partner since June 2008 and as General Counsel and Secretary of ETP's general partner since February 2007. Prior to joining ETP, he was a partner in the Houston office of Vinson & Elkins LLP. Mr. Mason has specialized in securities offerings and mergers and acquisitions for more than 25 years.
Mr. Lauterbach was elected Senior Vice President, Lease Acquisitions in January 2013. Prior to that, he was Vice President, Lease Acquisitions from October 2010 to January 2013. Mr. Lauterbach also served as Manager of Marketing and Trading-Lease Acquisition from June 2008 to October 2010.
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

Mr. Gvazdauskas was elected Chief Financial Officer in March 2015 and has served as Treasurer since January 2012. He previously served as Vice President, Finance since January 2012. Prior to that, he had been Vice President, Finance since April 2010. From June 2008 to March 2010, he served as Manager of Corporate Finance of Sunoco, Inc.; from December 2007 to May 2008, he was Manager of Special Projects at Sunoco, Inc.; and from November 2005 to November 2007, he was Controller of SunCoke Energy, Inc.
Mr. Galtman was elected Controller and Chief Accounting Officer in July 2008. From June 2007 to July 2008, he served as Manager of Financial Planning and Analysis.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. The SEC regulations also require that copies of these Section 16(a) reports be furnished to us by such reporting persons. Based upon a review of copies of these reports, we believe all applicable Section 16(a) reports were timely filed in 2015, except as set forth below:

•	late filing of a Form 3 for Mr. Gvazdauskas; and

•	late filing of a Form 3 for Mr. Perry.

ITEM 11.	EXECUTIVE COMPENSATION
We do not have any employees. Instead, we are managed by our general partner, and the executive officers of our general partner perform all of our management functions. Except as set forth below with respect to Martin Salinas, Jr., we pay 100 percent of the compensation of the executive officers and employees of our general partner. The executive officers and employees of our general partner also participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates.

COMPENSATION DISCUSSION AND ANALYSIS
Named Executive Officers
This Compensation Discussion and Analysis ("CD&A") is focused on the total compensation of the named executive officers of our general partner as set forth below. ETP controls our general partner and owns a significant limited partner interest in us. During his tenure in 2015 as an officer of our general partner, Mr. Salinas was also the Chief Financial Officer of ETP's general partner. Effective March 3, 2015, Mr. Salinas resigned as the Chief Financial Officer of our general partner, and effective April 30, 2015, he resigned as a member of the Board. Mr. Salinas had been Chief Financial Officer of the general partner and a member of the Board since October 2012. Peter J. Gvazdauskas, who had been our general partner's Vice President, Finance and Treasurer since January 2012, succeeded Mr. Salinas as Chief Financial Officer effective March 3, 2015. During 2015, Mr. Salinas' primary business responsibilities were for ETP, but he also rendered services to us principally in respect of capital market and financing matters. The compensation committee of ETP's general partner set the components of Mr. Salinas' compensation, including salary, long-term incentive awards and annual bonus. However, a portion of Mr. Salinas' annual long-term incentive compensation was approved and awarded by the Compensation Committee of our general partner in recognition of his services to the Partnership. Mr. Salinas and ETP entered into a Separation and Non-Solicit Agreement and Full Release of Claims (the "Separation Agreement"), which Separation Agreement became effective, after expiration of a revocation period, on May 9, 2015. The Separation Agreement, amongst other things, provided for the acceleration of the vesting of all unvested restricted units awarded to Mr. Salinas pursuant to the terms of the LTIP. As of May 9, 2015, Mr. Salinas had outstanding awards amounting to 32,600 restricted units under the LTIP that were otherwise not scheduled to vest until after his termination of employment.
During 2015, the following individuals, with the exception of Mr. Salinas as described above, were employees of our general partner and rendered their services solely to us. Throughout the CD&A discussion, the following individuals are referred to as the Named Executive Officers ("NEOs") and are included in the Summary Compensation Table:
Michael J. Hennigan - President and Chief Executive Officer
Peter J. Gvazdauskas - Chief Financial Officer and Treasurer
David R. Chalson - Senior Vice President, Operations
Kurt A. Lauterbach - Senior Vice President, Lease Acquisitions
Kathleen Shea-Ballay - Senior Vice President, General Counsel and Secretary
Martin Salinas, Jr. - Former Chief Financial Officer

Compensation Philosophy and Objectives
Our compensation philosophy and objectives are consistent with those set by ETP and are based on the premise that a significant portion of each executive’s total compensation should be incentive-based or "at-risk" compensation. We also share ETP's philosophy that executives’ total compensation levels should be competitive in the marketplace for executive talent and abilities. Our general partner seeks a total compensation program that provides the NEOs with a slightly below the median market annual base compensation rate (i.e., approximately the fortieth percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market. Our general partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the Partnership and the achievement of the annual financial performance objectives, and (ii) the annual grant of time-based restricted unit awards under the LTIP, which awards are intended to provide a long-term incentive and retentive value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders.
During 2015, the compensation for our executive officers, including our NEOs, but excluding Mr. Salinas, was determined by our general partner's Compensation Committee. Our compensation program is structured to provide the following benefits:

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

Compensation Methodology
Our general partner's Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual bonuses and long-term incentive compensation for our executive officers. The Compensation Committee also considers individual performance, levels of responsibility, skills and experience. For our 2015 compensation packages, our compensation methodology for the NEOs was substantially similar to that of ETP.
Periodically, the compensation committees of ETE's and/or ETP's general partner engage a third-party consultant to provide market information for compensation levels at peer companies in order to assist the Compensation Committee in its determination of compensation levels for our executive officers. During 2015, Longnecker & Associates ("Longnecker") was engaged to evaluate the market competitiveness of total compensation levels of a number of officers of ETE, ETP and our Partnership and to provide market information with respect to compensation of certain executives. In particular, the review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our NEOs; (ii) assist in the determination of appropriate compensation levels for senior management, including our NEOs; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. In respect of the Partnership, we were reviewed by Longnecker through various metrics in order to recognize that the Partnership's structure is unique given that (i) in certain respects, the Partnership operates as significant operational division of ETP; (ii) the Partnership receives certain shared-service support from ETE and ETP; and (iii) in other functions, the Partnership operates as an independent publicly-traded organization. As such, Longnecker reviewed certain of the executives, including the NEOs, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Longnecker considered our annual revenues and market capitalization levels in its benchmarking.
In conducting its review with respect to executives that were considered to have roles consistent with those of an executive at an independent publicly-traded entity, Longnecker worked with us to identify a "peer group" of companies in the energy industry that most closely reflect our profile in terms of revenues, assets and market value as well as compete with us for talent at the senior management level. The identified companies included:

•	Buckeye Partners, L.P.	•	PBF Energy Inc.
•	Enbridge Energy Partners, L.P.	•	Plains All American Pipeline, L.P.
•	HollyFrontier Corporation	•	Spectra Energy Corp
•	MarkWest Energy Partners, L.P.	•	Targa Resources Corp.
•	NGL Energy Partners LP	•	Tesoro Corporation
•	ONEOK Inc.
The compensation analysis provided by Longnecker covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives for certain companies in the oil and gas industry. The Compensation Committee utilized the information provided by Longnecker to ensure that the total compensation of our NEOs is both competitive with the market information received and consistent with our compensation philosophy. While Longnecker found that the Partnership is achieving its stated objectives with respect to the "at-risk" approach, they also found that certain adjustments should be implemented to allow the Partnership to achieve its targeted percentiles on base compensation and incentive compensation (short- and long-term).

In addition to the information received as a result of a periodic engagement of a third-party consultant, the Compensation Committee also utilizes information obtained from other sources, such as annual third-party surveys, for comparison purposes in its determination of compensation levels for our NEOs. Longnecker did not provide any non-executive compensation services for ETE, ETP or the Partnership during 2015.

Elements of Compensation
Unless specified to the contrary below, references in this section of the CD&A to "NEOs" or "executive officers" does not include Mr. Salinas.

•
Base Salary: Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers, and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility, and results achieved). The salaries of the NEOs are reviewed on an annual basis. As discussed above, the base salaries of the NEOs are targeted to yield an annual base salary slightly below median level of market (i.e., approximately the fortieth percentile of market) and are determined by the Compensation Committee after taking into account the recommendations of our Chief Executive Officer. Base salaries also are influenced by internal pay equity (fair and consistent application of compensation practices). At the NEO level, the balance of compensation is weighted toward pay-at-risk compensation (annual bonuses and long-term incentives). Except for the salaries of Mr. Hennigan and Ms. Shea-Ballay, the Compensation Committee approved annual 2.5 percent merit increases to the NEOs salaries effective July 10, 2015, which salaries are expected to remain in effect until July 10, 2016. Also effective July 10, 2015, the Compensation Committee increased the salary of Mr. Hennigan to $625,000 from its previous level of $600,000, or an approximately 4.2 percent increase, and the salary of Ms. Shea-Ballay to $335,000 from its previous level of $317,750, or an approximately 5.4 percent increase. In addition, the Compensation Committee set Mr. Gvazdauskas' salary at $270,000 upon assuming his responsibilities as Chief Financial Officer in March 2015 and, effective December 4, 2015, increased his salary to $300,000, or an approximately 11.1 percent increase. Each of the foregoing NEO salary changes were reflective of and considered as part of the executive compensation review undertaken by Longnecker.

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

For 2015, annual bonuses were determined under the Sunoco Partners LLC Amended and Restated Annual Short-Term Incentive Bonus Plan (the "ASIP"). Under the ASIP, the Compensation Committee's evaluation of performance and determination of an overall available bonus pool is based on the Partnership's internal earnings target generally based on targeted EBITDA (the "Earnings Target") budget and the performance of each department compared to the applicable departmental budget (with such performance measured based on the specific dollar amount of general and administrative expenses set for each department). The two performance criteria are weighted 75 percent on internal Earnings Target budget criteria and 25 percent on internal department financial budget criteria. Internal Earnings Target is the primary performance factor in determining annual bonuses, while internal department financial budget criteria is considered to ensure that the Partnership is effectively managing general and administrative costs in a prudent manner.
The Partnership's internal financial budgets are generally developed for each business segment, and then aggregated with appropriate corporate level adjustments, to reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all segments of the Partnership's business. The evaluation of the Partnership's performance versus its internal financial budget is based on the Partnership's Earnings Target for a calendar year. In general, the Compensation Committee believes that Partnership performance at or above the internal Earnings Target budget and at or below internal department financial budgets would support an eligible bonus pool for our NEOs ranging from 100 to 125 percent of their respective annual base earnings (which amount reflects the actual base salary earned during the calendar year to reflect periods before and after any base salary adjustment) for Ms. Shea-Ballay and Messrs. Lauterbach and Chalson and from 105 to 130 percent of his annual base earnings for Mr. Gvazdauskas. The short-term annual cash bonus pool target for Mr. Hennigan was set by the Compensation Committee for 2015 at 140 percent of his annual base earnings. Each of the foregoing NEO bonus pool target changes for 2015 were reflective of and considered as part of the executive compensation review undertaken by Longnecker.

In February 2016, in respect of 2015 performance under the ASIP, the Compensation Committee approved a cash bonus to Mr. Hennigan of $856,152, representing 140 percent of his annual base earnings. The cash bonuses approved for Messrs. Gvazdauskas, Lauterbach and Chalson were $274,283, $325,044 and $276,290, respectively, and Ms. Shea-Ballay received a cash bonus of $325,713, each being 100 percent of such NEO's annual base earnings. In approving the 2015 bonuses of the NEOs, the Compensation Committee took into account the achievement by the Partnership of all of its targeted performance objectives for 2015 and the individual performances of these individuals with respect to (i) promoting the Partnership's financial, strategic and operating objectives, (ii) the Partnership's success in exceeding its internal financial budget, (iii) the development of new projects that are expected to result in increased cash flows from operations in future years, (iv) the completion of mergers, acquisitions or similar transactions that are expected to be accretive to the Partnership and increase distributable cash flow, and (v) the overall management of the Partnership's business.

•	Long-Term Incentive Awards (Equity Awards):

•
Why the LTIP was adopted: Long-term incentive awards for executive officers are granted under the LTIP in order to promote achievement of our long-term strategic business objectives. The LTIP was designed to align the economic interests of executive officers, key employees and directors with those of our unitholders and to provide an incentive to management for continuous employment with the general partner and its affiliates. Long-term incentive awards are based upon the common units representing limited partnership interests in us, although they may be payable in common units or in cash. The Compensation Committee administers the LTIP and, in its discretion, may terminate or amend the LTIP at any time with respect to any units for which a grant has not yet been made, including increasing the number of units that may be granted, subject to unitholder approval as required by the exchange upon which the common units are listed at that time. Changes to any outstanding grant that would materially impair the rights of a participant cannot be made without the consent of the affected participant.

On December 1, 2015, our limited partners approved the amended and restated LTIP at a special meeting called for that purpose. In addition to certain other non-material administrative changes, the amended and restated LTIP (i) authorized an additional 10 million common units to be available for delivery with respect to awards under the plan, (ii) added additional types of awards that can be granted under the plan, such as phantom unit awards, unit appreciation rights, unrestricted unit awards and other unit-based awards, (iii) added a prohibition on repricing of unit options and unit appreciation rights without the approval of the unitholders, and (iv) provided for termination of the plan at the earliest of the date it is terminated by the Board, the date no more units remain available for grants and December 1, 2025. The remainder of this CD&A describes the LTIP as amended and restated by the unitholders.

•
The elements of compensation under the LTIP: The LTIP provides for the following types of awards: restricted units, phantom units, unit options, unit appreciation rights, unit awards or other unit-based awards. No types of awards other than restricted units have been granted since the inception of the LTIP.

Each restricted unit entitles the grantee to receive a common unit upon vesting or, in the discretion of the Compensation Committee, an amount of cash equivalent to the then-current value of a common unit at the time of vesting. From time to time, the Compensation Committee may make grants under the plan to employees and/or directors containing such terms as the Compensation Committee shall determine under the LTIP. The Compensation Committee determines the conditions upon which the restricted units granted may become vested or forfeited, and whether the restricted units will have distribution equivalent rights ("DERs") entitling the grantee to receive an amount in cash equal to cash distributions made by us with respect to a like number of our common units during the restricted period.
In December of 2015, consistent with the compensation methodology of ETP, all of the restricted units granted, including to the NEOs, provided for vesting of 60 percent at the end of the third year and vesting of the remaining 40 percent at the end of the fifth year, subject to continued employment of the NEO through each specified vesting date. These restricted unit awards entitle the grantee of the unit awards to receive, with respect to each Partnership common unit subject to such restricted unit award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by us to our unitholders. In approving the grant of such unit awards, the Compensation Committee took into account the same factors as discussed above under the caption "Annual Bonuses," the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
In December 2015, for their performance relative to the 2015 calendar year, the Compensation Committee approved grants of restricted units to Messrs. Hennigan and Gvazdauskas, Ms. Shea-Ballay and Messrs.

Lauterbach and Chalson of 116,750 restricted units, 23,350 restricted units, 20,859 restricted units, 14,010 restricted units and 15,567 restricted units, respectively.
The issuance of restricted units pursuant to the LTIP is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon issuance or vesting of the restricted units.
Except as otherwise provided in an award agreement, the restricted units under the LTIP generally require the continued employment of the recipient during the vesting period. The NEOs' December 2015 award agreements include provisions for acceleration of their respective unvested restricted unit awards upon a change of control (as defined in the LTIP), death or disability. Such award agreements also provide that a NEO with at least ten years of service with the general partner, who leaves the general partner voluntarily due to retirement, is eligible for accelerated vesting of 40 percent of his or her award for a NEO age 65 to 68 or 50 percent of his or her award for a NEO over age 68.
During his tenure in 2015 as Chief Financial Officer of our general partner, Mr. Salinas also served as Chief Financial Officer of ETP's general partner. The compensation committee of ETP's general partner set the components of Mr. Salinas' compensation, including salary, long-term incentive awards and annual bonus. However, a portion of Mr. Salinas' annual long-term incentive compensation was approved and awarded by the Compensation Committee of our general partner in recognition of his services to the Partnership. Mr. Salinas and ETP entered the Separation Agreement, which became effective after expiration of a revocation period on May 9, 2015. The Separation Agreement, amongst other things, provided for the acceleration of the vesting of all unvested restricted units awarded to Mr. Salinas pursuant to the terms of the LTIP. As of May 9, 2015, Mr. Salinas had outstanding awards amounting to 32,600 restricted units under the LTIP that were otherwise not scheduled to vest until after his termination of employment, all of which awards were distributed to Mr. Salinas pursuant to the Separation Agreement.

•
Accounting and Tax Considerations: We account for the equity compensation expense of our general partner's employees, including the NEOs, in accordance with GAAP, which requires us to estimate and record an expense for each equity award over the vesting period of the award. For market-based awards, the value is determined using a Monte Carlo simulation. The expense for restricted units settled in common units is recognized ratably over the vesting period. For cash compensation, the accounting rules require us to record it as an expense at the time the obligation is accrued. Because we are a partnership, and our general partner is a limited liability company, Internal Revenue Code ("Code") Section 162(m) does not apply to the compensation paid to our NEOs and, accordingly, the Compensation Committee did not consider its impact in determining compensation levels for 2015.

•
Equity Grant Practices: Equity awards to employees are approved at meetings of our general partner's Compensation Committee. In limited situations, however, such awards may be approved by unanimous written consent of the Compensation Committee. The grant date of an equity award is the date of the Compensation Committee meeting at which such equity award is approved. The Compensation Committee may, in its discretion, refrain from approving grants of equity awards to employees if the meeting at which such approval is to be considered occurs during a period in which management is in possession of material non-public information, in which case, approval of such equity awards may be deferred to the next Compensation Committee meeting. No grant approvals were deferred to a later Compensation Committee meeting in 2015.

•
Unit Ownership Guidelines: Our general partner has established guidelines for the ownership of our common units, applicable to certain executives of the general partner with respect to common units representing limited partnership interests in the Partnership. The applicable unit ownership guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility. Under the current guidelines, the President and Chief Executive Officer is expected to own common units having a minimum value of five times his base salary, the Chief Financial Officer is expected to own common units having a minimum value of four times his base salary, and each of the remaining NEOs are expected to own common units having a minimum value of three times their respective base salaries. Our general partner and the Compensation Committee believe that the ownership of our common units, as reflected in these guidelines, is an important means of tying the financial risks and rewards for our executives to our total unitholder return and better aligning the interests of such executives with those of our unitholders. Any executive subject to the guidelines who has not yet met his or her respective ownership guideline must accumulate our common units until such guideline is met. Except for sales of common units in settlement of tax obligations relating to the receipt and payment of LTIP awards, such persons are prohibited from disposing of any of our common units until the applicable ownership guideline has been attained. However, those individuals who have met or exceeded their applicable ownership guideline may dispose of our common units in a manner consistent with applicable law and our policies, but only to the extent that such individual's remaining ownership of common units would continue to exceed the applicable ownership guideline.

•
Insider Trading (Including Hedging) Policy: The employees of our general partner are subject to the Sunoco Partners LLC Insider Trading Policy which, among other things, prohibits such employees from entering into short sales, or purchasing, selling, or exercising any puts, calls, or similar derivative security instruments pertaining to our common units, all of which could incentivize an employee towards engaging in overly risky behavior for short-term gains. This prohibition does not extend to unit options that may be issued in accordance with the terms of the LTIP.

•
Other Plans: During 2015, employees of our general partner, including the NEOs, participated in the following benefit plans offered by ETP or its affiliates, including certain of Sunoco, Inc.'s plans, in which our general partner was a participating employer prior to the merger transaction with ETP (the "Merger") and continues to participate. Sunoco, Inc., a Pennsylvania corporation ("Sunoco"), owned our general partner prior to the Merger. In connection with the Merger, Sunoco became a wholly-owned subsidiary of ETP and its affiliates and transferred its membership interests in our general partner to ETP.

•
The Sunoco, Inc. Retirement Plan (the "SCIRP") was a qualified defined benefit plan, under which benefits were subject to Code limits for pay and amount. Under the SCIRP, the benefit for executives hired before January 1, 1987 was calculated based upon the greater of a "final average pay" formula or a "cash balance" formula, the former providing a benefit using a formula that includes final average earnings and eligible service and the latter providing a benefit based upon a percentage of earnings. Those executives hired on or after January 1, 1987 participated in the cash balance formula. Effective June 30, 2010, Sunoco froze pension benefits, including accrued and vested benefits, payable under this plan for all salaried employees of our general partner who participate in this plan, including the NEOs. On October 31, 2014, Sunoco terminated the SCIRP. The Pension Benefit Guaranty Corporation’s ("PBGC") period to comment on the SCIRP's standard termination expired, without issue, on June 30, 2015. Following the SCIRP's receipt in November 2015 of a favorable Determination Letter from the Internal Revenue Service ("IRS") for such standard termination, benefit distributions were made in December 2015 to those participants electing to commence receipt of benefits from the SCIRP. The procedure for such distributions is described below under "Pension Benefits."

•
The Sunoco, Inc. Pension Restoration Plan (the "Pension Restoration Plan") is a nonqualified plan that provides retirement benefits that otherwise would have been provided under the SCIRP, except for the Code limits. Effective June 30, 2010, Sunoco froze benefits, including accrued and vested benefits, payable under this plan for all salaried employees of our general partner who participate in this plan, including the NEOs.

•
The Energy Transfer Partners GP, L.P. 401(k) Plan (the "ETP 401(k) Plan") is a defined contribution 401(k) plan, which covers substantially all of our general partner's employees, including the NEOs. Employees may elect to defer up to 75 percent of their eligible compensation before applicable taxes, as limited under the Code. For 2015, a participant was eligible to make elective deferrals up to $18,000. The Partnership provides a matching contribution equal to 100 percent on the first five percent of each participant's elective deferrals. Participants age 50 or over at any time in 2015 could elect to make a catch-up contribution of up to $6,000. Catch-up contributions are not eligible for a matching contribution from the Partnership. The amounts deferred by the participant to the ETP 401(k) Plan account are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.

•
The ETP Deferred Compensation Plan (the "ETP DC Plan") is a nonqualified deferred compensation plan, which permits eligible highly compensated employees to defer a portion of their salary, bonus and/or quarterly non-vested phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the ETP DC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50 percent of their annual base salary, 50 percent of their DER payments, and/or 50 percent of their annual bonus under the ASIP during the following year. Pursuant to the ETP DC Plan, the Partnership may make annual discretionary matching contributions to participants' accounts; however, the Partnership has not made any discretionary contributions to participants' accounts and currently has no plans to make any discretionary contributions to participants' accounts. All amounts credited under the ETP DC Plan, other than discretionary credits, are immediately 100 percent vested. Participant accounts are credited with deemed earnings (or losses) based on hypothetical investment fund choices made by the participants among available funds.

Participants may elect to have their ETP DC Plan account balances distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination events. Participants may also elect to take lump-sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change of control, as defined in the ETP DC Plan, all ETP DC Plan accounts are immediately vested in full, and participants may elect to have their accounts distributed in one lump sum payment or to retain their originally elected payment schedules.

•
The ETP Deferred Compensation Plan for Former Sunoco Executives is a nonqualified deferred compensation plan established by ETP in connection with the Merger. Pursuant to his offer letter agreement with ETP effective as of October 5, 2012, in connection with the Merger (the "Offer Letter"), Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under both the Sunoco, Inc. Executive Retirement Plan ("SERP"), a nonqualified plan that provided supplemental pension benefits over and above the benefits under the SCIRP and the Pension Restoration Plan, and the Pension Restoration Plan, in return for which, the present value ($2,789,413) of such deferred compensation benefits was credited to Mr. Hennigan’s account under this plan. Mr. Hennigan is our only executive officer eligible to participate in this plan. Mr. Hennigan’s account is 100 percent vested and will be distributed in one lump sum payment upon his retirement, termination of employment or other designated distribution event, including a change of control, as defined in the plan. His account is credited with deemed earnings (or losses) based on hypothetical investment fund choices made by him among available funds.

•
Other Benefits: Employees of our general partner, including NEOs, participate in the Energy Transfer Partners GP, L.P. Health and Welfare Program for Active Employees (the "Midstream Plan"). The Midstream Plan offers a variety of other benefits arrangements, including medical, dental, vision, life insurance, disability insurance, holidays and vacation, offered to similarly situated employees. These benefits arrangements, which are the same for all midstream employees of the ETE family of partnerships, are provided on an enterprise-wide basis. NEOs receive the same benefits and are responsible to pay the same premium, deductible and out-of-pocket maximums as other employees

•
Severance Benefits: An employee, including an NEO, is an employee at will. This means that our general partner may terminate an employee's employment at any time, with or without notice, and with or without cause or reason. Upon certain terminations of employment, certain benefits may be paid or provided to our NEOs. Our general partner has adopted the Energy Transfer Partners GP, L.P. Severance Plan (the "Severance Plan"), which provides for payment of certain severance benefits in the event of a qualifying termination, as that term is defined in the Severance Plan, to all salaried employees on a nondiscriminatory basis. In general, the Severance Plan provides payment of two weeks of annual base salary for each year or partial year of employment service with the general partner up to a maximum of fifty-two weeks or one year of annual base salary, with a minimum of four weeks of annual base salary, and up to three months of continued, subsidized group health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act ("COBRA"). The Severance Plan also provides that the Partnership may determine to pay benefits, in addition to those provided under the Severance Plan, based on special circumstances, which additional benefits shall be unique and non-precedent setting.

SUMMARY COMPENSATION TABLE
The Summary Compensation Table reflects the total compensation earned by each NEO in each of 2015, 2014 and 2013 (or such shorter period of time during which such individual served as an executive officer of the general partner):

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Unit Awards (2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3) ($)	All Other Compensation (4) ($)	Total ($)
M. J. Hennigan	2015	611,537	856,152	3,009,815	0	1,237,494	5,714,998
President and Chief	2014	600,000	810,000	3,941,118	263,923	813,504	6,428,545
Executive Officer	2013	574,750	810,000	5,242,400	0	336,262	6,963,412
P. Gvazdauskas (5)	2015	261,223	274,283	601,963	0	80,363	1,217,832
Chief Financial Officer and
Treasurer
K. Shea-Ballay	2015	325,713	325,713	537,745	0	158,608	1,347,779
Senior Vice President,	2014	313,875	300,000	494,660	13,785	139,988	1,262,308
General Counsel & Secretary	2013	310,000	278,000	873,390	—	74,559	1,535,949
K. Lauterbach	2015	325,044	325,044	361,178	0	375,778	1,387,044
Senior Vice President,	2014	317,419	300,000	484,752	23,462	130,043	1,255,676
Lease Acquisitions	2013	313,500	283,000	873,390	489	113,900	1,584,279
D. Chalson	2015	276,290	276,290	401,317	0	97,247	1,051,144
Senior Vice President,	2014	269,806	300,000	469,937	49,288	84,948	1,173,979
Operations	2013	266,475	285,000	873,390	15,764	47,033	1,487,662
M. Salinas, Jr. (6)	2015	n/a	n/a	n/a	n/a	26,699	26,699
Former Chief Financial	2014	n/a	n/a	457,046	n/a	37,699	494,745
Officer	2013	n/a	n/a	918,464	n/a	19,562	938,026

NOTES TO TABLE:

(1)
The amounts shown in this column reflect (i) annual bonuses payable under the ASIP for performance during 2015, which are payable on or before March 15, 2016, (ii) annual bonuses paid under the ASIP for performance during 2014, which were paid on or before March 15, 2015, and (iii) annual bonuses paid under the Sunoco Partners LLC Annual Short-Term Incentive Bonus Plan (which was replaced by the ASIP in 2014) for performance during 2013, which were paid on or before March 15, 2014.

(2)
The amounts shown in this column reflect the aggregate grant date fair value of restricted unit awards under the LTIP, calculated in accordance with FASB ASC Topic 718. See Note 14 to our consolidated financial statements for fiscal 2015 for additional detail regarding assumptions underlying the value of these equity awards. The amounts shown in this column reflect the grants of time-based restricted units approved by the Compensation Committee at its regularly scheduled meetings in December 2015, December 2014, January 2014, December 2013 and January 2013. Prior to the Merger, the Compensation Committee granted equity awards in January of the following year for performance during the previous year. Under the ETP compensation methodology, equity awards are granted in December of the performance year. Because of the timing of the transition to ETP’s compensation methodology, the Compensation Committee continued the pre-Merger practice for the equity awards for performance during 2012 with such awards being granted in January 2013. Upon transitioning to ETP’s compensation methodology, the equity awards for performance during 2013 were granted in December 2013 rather than January 2014 (which would have been the case under our pre-Merger compensation methodology). Thus, the amounts shown in this column for 2013 include equity awards granted for performance in both the 2012 (the January 2013 grants) and 2013 (the December 2013 grants) fiscal years. In fiscal 2014 and fiscal 2015, the Partnership did, and going forward, it is expected to, grant equity awards only once in December of the performance year; provided that, in January 2014, the Compensation Committee approved an additional grant of restricted units to Mr. Hennigan for his performance during 2013.

(3)
The amounts shown in this column reflect the change in present value for all defined benefit pension plans and supplemental executive retirement plans in which the NEOs participated. The applicable disclosure rules require the change in pension value be shown as "$0" if the actual calculation of the change in pension value is less than zero (i.e., a decrease). The decrease in SCIRP pension value for Messrs. Hennigan, Gvazdauskas and Lauterbach was $49,762, $1,955 and $3,339, respectively, for 2015. The decrease in SCIRP pension value for Ms. Shea-Ballay was $2,100, which when added to her increase in Pension Restoration Plan pension value of $666 resulted in a total decrease in pension value of $1,434 for 2015. The decrease in SCIRP pension value for Mr. Chalson was $8,576, which when added to his increase in Pension Restoration Plan pension value of $492 resulted in a total decrease in pension value of $8,084 for 2015.

The year-over-year change in actuarial present value of all NEOs' pension benefits under the Sunoco plans for 2015 was negative because Sunoco terminated the SCIRP on October 31, 2014. All NEOs except Mr. Lauterbach elected to receive their accrued SCIRP benefits in the form of a lump sum. Because the estimates of present value of SCIRP benefits at year-end 2014 assumed that Mr. Hennigan (under the Final Average Pay formula) had a 90 percent probability, and the other NEOs (under the Career Pay formula) had an 85 percent probability, of electing a lump sum rather than an annuity (which would be transferred to an insurance company with a premium of 47.5 percent for Mr. Hennigan, and 37.5 percent for the other NEOs) at December 1, 2015 as part of the plan termination, the change in actuarial present value from the estimate at year-end 2014 for each NEO except Mr. Lauterbach was negative because no such premium was paid, resulting in a lower present value of each benefit. Mr. Lauterbach elected to defer his accrued SCIRP benefits until his next eligible benefit commencement date, and such benefits have been transferred to an insurance company for management and payment at the applicable time. The present value of his benefits has been set equal to his actual cash balance account as of December 31, 2015, which is equivalent to valuing the present value with a discount rate of 4.22 percent, or the Career Pay Formula interest crediting rate, and which present value is lower than his estimate at year-end 2014.
The year-over-year change in actuarial present value of Mr. Hennigan's and Ms. Shea-Ballay's pension benefits under the Sunoco plans for 2013 was negative because the discount rate used in the assumptions to value the lump sum pension benefit was higher in 2013 than it was in 2012. The assumed higher rate results in a lower present value of benefits. The decrease in pension value for Mr. Hennigan and Ms. Shea-Ballay was $199,350 and $17,954, respectively, for 2013.
During 2012, certain NEOs had deferred amounts under the Sunoco, Inc. Savings Restoration Plan (the "Savings Restoration Plan"), an excess 401(k) benefit plan available during 2012 to employees of Sunoco and its subsidiaries, including our general partner. The Savings Restoration Plan was a nonqualified deferred compensation plan available to those participants in the Sunoco, Inc. Capital Accumulation Plan, our prior defined contribution 401(k) plan that was merged into the ETP 401(k) Plan effective January 1, 2014, subject to compensation and/or contribution limitations under the Code. Participants were able to contribute amounts in excess of the applicable Code limits, up to five percent of base salary. Effective as of December 31, 2012, the Savings Restoration Plan was terminated, amounts outstanding in participant accounts were liquidated, and the participating employees who were affected by the plan’s termination received the cash value of their outstanding account balances from Sunoco. Ms. Shea-Ballay received payment of her outstanding cash balance at February 2013.
The NEOs did not have any above-market or preferential payments on deferred compensation during 2015, 2014, or 2013. During 2015, Mr. Hennigan had a loss of $139,657 under the ETP Deferred Compensation Plan for Former Sunoco Executives, and Mr. Chalson had a loss $31,788 under the ETP DC Plan.

(4)	The table below shows the components of this column for 2015:

Name	Year	Company Contribution Under Defined Contribution Plan (a) ($)	Perquisites >$10,000 ($)	Restricted Unit Distribution Rights Payments (b) ($)	Total ($)
M. J. Hennigan	2015	11,538	—	1,225,956	1,237,494
P. Gvazdauskas	2015	10,984	—	69,379	80,363
K. Shea-Ballay	2015	11,321	—	147,287	158,608
K. Lauterbach	2015	11,301	—	364,477	375,778
D. Chalson	2015	11,363	—	85,884	97,247
M. Salinas, Jr.	2015	n/a	n/a	26,699	26,699

(a)
During 2015, our general partner was a participating employer in the ETP 401(k) Plan, which provides a matching contribution equal to 100 percent on the first five percent of each participant’s elective deferrals.

(b)
The amounts shown in this column reflect the cash payments made to each NEO during 2015, which were equal to each cash distribution per common unit made by us on our common units during 2015 with respect to each common unit subject to a restricted unit held by such NEO that has not either vested or been forfeited. Pursuant to the terms of the awards granted prior to the Merger, these cash amounts accumulated through the vesting period and were paid upon vesting. All remaining pre-Merger restricted units were fully vested on or prior to December 31, 2014, and the associated payments were made in February 2015. For awards granted after the Merger, these cash amounts are paid quarterly.

(5)	Compensation information for only fiscal year 2015 is provided for Mr. Gvazdauskas because he was not a NEO in fiscal years 2014 and 2013.

(6)
During his tenure as Chief Financial Officer of our general partner, Mr. Salinas also served as the Chief Financial Officer of ETP's general partner, which determined the components of his compensation, including salary, long-term incentive awards and annual bonus. We had no control over this compensation determination process. However, our general partner’s Compensation Committee granted equity awards, representing 33 percent of Mr. Salinas’ total long-term incentive compensation, to Mr. Salinas in December 2014, December 2013 and January 2013 in recognition of his services to us. Pursuant to his Separation Agreement with ETP, Mr. Salinas’ equity awards vested and were distributed to Mr. Salinas in May 2015.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth the grants of plan-based awards to NEOs in 2015:

Name	Grant Date (1)	All Other Unit Awards: Number of Units (2) (#)	Grant Date Fair Value of Unit Awards ($)
M. J. Hennigan	12/4/2015	116,750	3,009,815
President and Chief Executive Officer
P. Gvazdauskas	12/4/2015	23,350	601,963
Chief Financial Officer and Treasurer
K. Shea-Ballay	12/4/2015	20,859	537,745
Senior Vice President, General Counsel & Secretary
K. Lauterbach	12/4/2015	14,010	361,178
Senior Vice President, Lease Acquisitions
D. Chalson	12/4/2015	15,567	401,317
Senior Vice President, Operations
M. Salinas, Jr. (3)	n/a	n/a	n/a
Former Chief Financial Officer

NOTES TO TABLE:

(1)	The restricted unit awards vest 60 percent in December 2018 and the remaining 40 percent in December 2020.

(2)
Reflects the grant date fair value of restricted unit awards granted under the LTIP during fiscal 2015, computed in accordance with FASB ASC Topic 718. See Note 14 to our consolidated financial statements for fiscal 2015 for additional detail regarding assumptions underlying the value of these equity awards.

(3)	Mr. Salinas’ tenure as Chief Financial Officer terminated in March of 2015, therefore, he did not receive any awards for 2015 under the LTIP.

Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above can be found in the CD&A that precedes these tables.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides information concerning the unvested and outstanding equity awards to each current NEO as of December 31, 2015:

Name		Unit Awards
	Grant Date (1)	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested (2) ($)
M. J. Hennigan	12/4/2015	116,750	3,000,475
President and Chief Executive Officer	12/5/2014	74,043	1,902,905
	1/29/2014	10,000	257,000
	12/5/2013	87,400	2,246,180
	1/24/2013	32,000	822,400
	12/5/2012	72,000	1,850,400
P. Gvazdauskas	12/4/2015	23,350	600,095
Chief Financial Officer and Treasurer	12/5/2014	9,153	235,232
	12/5/2013	9,200	236,440
	1/24/2013	4,000	102,800
K. Shea-Ballay	12/4/2015	20,859	536,076
Senior Vice President, General Counsel & Secretary	12/5/2014	10,284	264,299
	12/5/2013	14,000	359,800
	1/24/2013	5,600	143,920
K. Lauterbach	12/4/2015	14,010	360,057
Senior Vice President, Lease Acquisitions	12/5/2014	10,078	259,005
	12/5/2013	14,000	359,800
	1/24/2013	5,600	143,920
D. Chalson	12/4/2015	15,567	400,072
Senior Vice President, Operations	12/5/2014	9,770	251,089
	12/5/2013	14,000	359,800
	1/24/2013	5,600	143,920
M. Salinas, Jr. (3)	n/a	n/a	n/a
Former Chief Financial Officer

NOTES TO TABLE:

(1)	The restricted unit awards vest as follows:

•	ratably in December of each year through 2017 for Mr. Hennigan’s awards granted in December 2012;

•	ratably in December of each year through 2017 for awards granted in January 2013;

•	60 percent in December 2016 and the remaining 40 percent in December 2018 for awards granted in December 2013;

•	60 percent in December 2016 and the remaining 40 percent in December 2018 for Mr. Hennigan’s award granted in January 2014;

•	60 percent in December 2017 and the remaining 40 percent in December 2019 for awards granted in December 2014; and

•	60 percent in December 2018 and the remaining 40 percent in December 2020 for awards granted in December 2015.

(2)
The market value or payout value of the unearned restricted units is equal to the closing price of our common units on December 31, 2015 of $25.70, multiplied by the number of restricted units outstanding. The amounts shown in this column do not include amounts for related DER payments that could be included in the payout. See "Other Potential Post-Employment Payments" for a discussion of the treatment of these awards under certain termination events or in the event of a change of control.

(3)	Pursuant to his Separation Agreement with ETP, Mr. Salinas' equity awards vested and were distributed to him in May 2015.

OPTION EXERCISES AND UNITS VESTED
The following table provides information concerning the vesting in 2015 of certain restricted units, previously awarded under the LTIP to the NEOs:

Name	Unit Awards
	Number of Units Acquired on Vesting (1) (#)	Value Realized on Vesting (2) ($)
M. J. Hennigan	52,000	1,340,560
President and Chief Executive Officer
P. Gvazdauskas	2,000	51,560
Chief Financial Officer and Treasurer
K. Shea-Ballay	2,800	72,184
Senior Vice President, General Counsel & Secretary
K. Lauterbach	61,320	2,103,998
Senior Vice President, Lease Acquisitions
D. Chalson	2,800	72,184
Senior Vice President, Operations
M. Salinas, Jr.	32,600	1,347,358
Former Chief Financial Officer

NOTES TO TABLE:

(1)	The amounts shown in this column reflect the vesting and payout, in the form of our common units, of LTIP grants during 2015.

(2)
Value realized on vesting was determined by multiplying the number of common units to be issued upon vesting by the closing market price of our common units on the date prior to the vesting date. These amounts do not reflect the value of units withheld by our general partner to satisfy tax withholding obligations.

PENSION BENEFITS
Our general partner is a participating employer in Sunoco's Pension Restoration Plan, and was a participating employer in Sunoco's SCIRP prior to its freeze of pension benefits for all salaried and many non-union employees on June 30, 2010 and its standard termination on October 31, 2014. All of our NEOs were eligible to participate in the SCIRP. Certain of our NEOs (Ms. Shea-Ballay and Mr. Chalson) are participants in the Pension Restoration Plan, which was frozen with the SCIRP on June 30, 2010. The table below shows the benefits paid to the covered executives in connection with the SCIRP's standard termination and the estimated annual retirement benefit payable to the covered executives under the Pension Restoration Plan, each based upon the final average pay formula or the cash balance formula, as applicable.
On October 31, 2014, Sunoco terminated the SCIRP. The PBGC's period to comment on the SCIRP's standard termination expired, without issue, on June 30, 2015. All SCIRP participants, including our NEOs, had until October 28, 2015 to voluntarily elect to commence receipt of their accrued benefits in the form of either a lump sum or an annuity or to defer payment to a later date. Following the SCIRP's receipt in November 2015 of a favorable Determination Letter from the IRS for such standard termination, benefit distributions were made in December 2015 to those participants electing to commence receipt of benefits from the SCIRP. SCIRP participants that did not make an election will have their benefit deferred until the next eligible benefit commencement date, typically retirement/termination. The assets associated with the SCIRP's deferred or annuitized benefit obligations have been transferred in full to an insurance company for management and payment of the benefits at the applicable times. Executives who participate in the Pension Restoration Plan may receive their accrued benefits only in the form of a lump sum upon retirement/termination.

Name	Plan	Number of Years Credited Service (1) (#)	Present Value of Accumulated Benefit Year-end 2015 (2) ($)	Payments During Last Fiscal Year (3) ($)
M. J. Hennigan (4)	SCIRP (Qualified)	27.93	—	1,414,137
President and Chief Executive Officer
P. Gvazdauskas	SCIRP (Qualified)	10.04	—	115,106
Chief Financial Officer and Treasurer
K. Shea-Ballay	SCIRP (Qualified)	5.19	—	155,733
Senior Vice President, General Counsel & Secretary	Pension Restoration	5.19	12,980	—
K. Lauterbach	SCIRP (Qualified)	12.73	247,686	—
Senior Vice President, Lease Acquisitions
D. Chalson	SCIRP (Qualified)	24.18	—	504,996
Senior Vice President, Operations	Pension Restoration	24.18	11,804	—
M. Salinas, Jr. (5)	SCIRP (Qualified)	n/a	n/a	n/a
Former Chief Financial Officer	Pension Restoration	n/a	n/a	n/a

NOTES TO TABLE:

(1)	Credited years of service reflect actual plan service with the general partner, including years of service credited with Sunoco prior to employment with our general partner.

(2)
Mr. Lauterbach’s accrued benefits under the SCIRP have been deferred until his next eligible benefit commencement date and have been transferred to an insurance company for management and payment at the applicable time. The present value of his benefits has been set equal to his actual cash balance account as of December 31, 2015, which is equivalent to valuing the present value with a discount rate of 4.22 percent, or the Career Pay Formula interest crediting rate, and which present value is lower than his estimate at year-end 2014.

The actuarial present values of the Pension Restoration Plan benefits for Ms. Shea-Ballay and Mr. Chalson are calculated using assumed retirement ages of 60 and 65, respectively, and were discounted to December 31, 2015 using a rate of 4.10 percent. The assumed retirement age is the earlier of the Pension Restoration Plan’s stated normal retirement age (if any) and the earliest age at which retirement benefits are available without reduction for age. Because there are no benefit reductions for early commencement under Pension Restoration Plan, the later of age 60 or age next birthday (plus one year) were used for assumed retirement age. All pre-retirement decrements such as pre-retirement mortality and terminations of employment have been ignored for purposes of these calculations. Each NEO is assumed to have a 100 percent probability of reaching the assumed retirement age. Actual benefit present values will vary from these estimates depending on many factors, including an executive's actual retirement age, interest rate movements and regulatory changes.

(3)	All NEOs except Mr. Lauterbach elected to receive their accrued SCIRP benefits in the form of a lump sum.

(4)
Pursuant to his Offer Letter, Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under both the SERP and the Pension Restoration Plan, in return for which, the present value ($2,789,413) of such deferred compensation benefits was credited to the ETP Deferred Compensation Plan for Former Sunoco Executives.

(5)	Through April of 2015, Mr. Salinas was employed by ETP's general partner and was not eligible to participate in any of the Sunoco pension benefit plans.
The Sunoco, Inc. Retirement Plan
The SCIRP was a qualified defined benefit retirement plan that covered most salaried and many hourly employees, including the NEOs. The SCIRP provided for normal retirement at age 65. The plan included two benefit formulas:

(1)	Final Average Pay formula

•
The benefit equals (A) 1- 2/3 percent of Final Average Pay (the average earnings during the 36 consecutive months of highest earnings in the last ten years prior to June 30, 2010) multiplied by number of years of credited service, up to 30 years, plus 3/4 percent of Final Average Pay multiplied by number of years of credited service greater than 30 years.

•
The benefit is then reduced by (B) an amount equal to 1- 2/3 percent of the estimated Social Security Primary Insurance Amount multiplied by number of credited years of service, up to a maximum of 30 years.

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

•
Pay credits equal seven percent of pay for the year up to the Social Security (FICA) Wage Base ($113,700 in 2013, $117,000 in 2014, and $118,500 in 2015) plus 12 percent of pay that exceeds the Wage Base for the year.

•	Beginning November 1, 2014, in connection with the SCIRP's standard termination, the indexing adjustment was fixed at 4.22 percent annually.
For employees, including NEOs, hired before January 1, 1987 (Mr. Hennigan), the benefits under the SCIRP were the greater of the Final Average Pay or Career Pay formula benefits. For employees, including NEOs, hired on or after January 1, 1987 (Messrs. Gvazdauskas, Lauterbach and Chalson and Ms. Shea-Ballay), retirement benefits were calculated under the Career Pay formula only. An employee could retire at the Normal Retirement Age of 65, or could retire as early as age 55 with 10 years of service. All employees of our general partner, including our NEOs who were participants in the SCIRP, were 100 percent vested in their benefits. Messrs. Hennigan, Lauterbach and Chalson were each eligible for early retirement under the SCIRP.
On October 31, 2014, Sunoco terminated the SCIRP. The PBGC's period to comment on the SCIRP's standard termination expired, without issue, on June 30, 2015. All SCIRP participants, including our NEOs, had until October 28, 2015 to voluntarily elect to commence receipt of their accrued benefits in the form of either a lump sum or an annuity or to defer payment to a later date. Following the SCIRP's receipt in November 2015 of a favorable Determination Letter from the IRS for such standard termination, benefit distributions were made in December 2015 to those participants electing to commence receipt of benefits from the SCIRP. SCIRP participants that did not make an election will have their benefit deferred until the next eligible benefit commencement date, typically retirement/termination. The assets associated with the SCIRP's deferred or annuitized benefit obligations have been transferred in full to an insurance company for management and payment of the benefits at the applicable times.
The normal form of benefit under the SCIRP was an annuity for the life of the employee, with 50 percent of that annuity paid for the life of the employee's surviving spouse (50 percent Joint and Survivor Benefit). This 50 percent Joint and Survivor benefit was free for participants who were retired under the plan, and who benefited under the SCIRP's Final Average Pay formula. However, the participant's monthly annuity was reduced actuarially for those who benefited under the SCIRP's Career Pay formula. Other forms of payment were also offered such as a lump sum and other annuity options. Under the Final Average Pay formula, the lump sum was the actuarial equivalent of the annuity benefit, based upon current IRS-prescribed interest rates and mortality tables, while under the Career Pay formula, the lump sum was equal to the value of the employee's account.
The amounts presented in the table above are the benefits paid in the form of a lump sum to all NEOs in December 2015, except Mr. Lauterbach, who deferred receipt of his SCIRP benefit. Mr. Lauterbach’s benefit is presented as his Career Pay formula account balance at December 31, 2015. Mr. Lauterbach's benefit has been transferred to an insurance company for management and payment at the applicable time.

Sunoco, Inc. Pension Restoration Plan
The Pension Restoration Plan is a nonqualified plan that provides retirement benefits that would have been provided under the SCIRP, but were prohibited from being paid from the SCIRP by the Code limits. Participants in the SCIRP whose annual compensation exceeded the applicable Code limits while the plan was still active were eligible to participate in the Pension Restoration Plan. The benefit paid by the Pension Restoration Plan is the total benefit accrued under the SCIRP, without regard to Code limits, less the amount of benefit that the SCIRP was permitted to provide under the Code.
All benefits under the Pension Restoration Plan are calculated using the same formulas applicable under the SCIRP. The amounts presented in the table above are actuarial present values based on accrued annual benefits, using pay and benefit service through June 30, 2010. The actual amount distributed as a lump sum will vary from the amount provided in the table depending on the actual date of termination or retirement, which will determine the actual amount of indexing credited to the account balance. Payment of benefits is made upon termination of employment, except that payment of amounts subject to Code Section 409A is delayed until six months after separation from service for any specified employee as defined under Code Section 409A. No additional benefits are being accrued after June 30, 2010 under the Pension Restoration Plan.
Pursuant to his Offer Letter, Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under the SERP and the Pension Restoration Plan, in return for which, the present value ($2,789,413) of such deferred compensation benefits was credited to the ETP Deferred Compensation Plan for Former Sunoco Executives.

NONQUALIFIED DEFERRED COMPENSATION
ETP Deferred Compensation Plan
The following table provides the voluntary salary deferrals made by the NEOs in 2015 under the ETP DC Plan, a nonqualified deferred compensation plan that permits eligible highly compensated employees to defer a portion of their salary, bonus and/or quarterly non-vested phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the ETP DC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50 percent of their annual base salary, 50 percent of their DER payments, and/or 50 percent of their annual bonus under the ASIP during the following year. All amounts credited under the ETP DC Plan (other than discretionary credits) are immediately 100 percent vested. Participant accounts are credited with deemed earnings (or losses) based on hypothetical investment fund choices made by the participants among available funds.

Name	Executive Contributions in 2015 ($)	Registrant Contributions in 2015 ($)	Aggregate Earnings in 2015 (1) ($)	Aggregate Withdrawals/ Distributions in 2015 ($)	Aggregate Balance at December 31, 2015 ($)
M. J. Hennigan	—	—	—	—	—
President and Chief Executive Officer
P. Gvazdauskas	—	—	—	—	—
Chief Financial Officer and Treasurer
K. Shea-Ballay	—	—	—	—	—
Senior Vice President, General Counsel
& Secretary
K. Lauterbach	—	—	—	—	—
Senior Vice President, Lease Acquisitions
D. Chalson	141,292	—	(31,788)	—	296,497
Senior Vice President, Operations
M. Salinas, Jr.	n/a	n/a	n/a	n/a	n/a
Former Chief Financial Officer

NOTES TO TABLE:

(1)	These amounts reflect the net gains (losses) attributable to the investment funds in which the NEOs are deemed to have chosen to invest their contributions under the ETP DC Plan.

ETP Deferred Compensation Plan for Former Sunoco Executives
The following table includes deferred compensation provided to the NEOs in 2015 under the ETP Deferred Compensation Plan for Former Sunoco Executives, a nonqualified deferred compensation plan established by ETP in connection with the Merger. Pursuant to his Offer Letter, Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under both the SERP and the Pension Restoration Plan, in return for which, the present value ($2,789,413) of such deferred compensation benefits was credited to Mr. Hennigan's account under this plan. Mr. Hennigan is our only executive officer eligible to participate in this plan. Mr. Hennigan's account is credited with deemed earnings (or losses) based on hypothetical investment fund choices made by him among available funds.

Name	Executive Contributions in 2015 ($)	Registrant Contributions in 2015 ($)	Aggregate Earnings in 2015 (1) ($)	Aggregate Withdrawals/ Distributions in 2015 ($)	Aggregate Balance at December 31, 2015 ($)
M. J. Hennigan	—	—	(139,657)	—	3,322,516
President and Chief Executive Officer
P. Gvazdauskas	—	—	—	—	—
Chief Financial Officer and Treasurer
K. Shea-Ballay	—	—	—	—	—
Senior Vice President, General Counsel
& Secretary
K. Lauterbach	—	—	—	—	—
Senior Vice President, Lease Acquisitions
D. Chalson	—	—	—	—	—
Senior Vice President, Operations
M. Salinas, Jr.	n/a	n/a	n/a	n/a	n/a
Former Chief Financial Officer

NOTES TO TABLE:

(1)
These amounts reflect the net gains (losses) attributable to the investment funds in which the NEOs are deemed to have chosen to invest their contributions under the ETP Deferred Compensation Plan for Former Sunoco Executives.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS
Certain plans, as described below, provide for payments of benefits to the NEOs in connection with termination, or separation from employment, retirement, or a change of control of our general partner. Except for Mr. Salinas (as described below), the amounts included below reflect the estimated potential compensation and benefits for the NEOs under various scenarios involving a termination of employment. These amounts are estimates of the amounts that would be paid to the NEOs and the actual amounts paid can only be determined at the time of the NEO's termination of employment. These estimates are based on the assumptions that the triggering event occurred on December 31, 2015 and the transaction price per Partnership unit is $25.70, which was the closing price of our common units on December 31, 2015.
Mr. Salinas was employed by ETP's general partner, and he did not participate in the retirement, severance, or termination plans either of Sunoco or of our general partner. Mr. Salinas' severance benefits were paid by ETP upon his termination in 2015. Pursuant to his Separation Agreement with ETP, Mr. Salinas' restricted units vested and were distributed to him in May 2015. Mr. Salinas had outstanding awards amounting to 32,600 restricted units under the LTIP, which, at a closing price of $41.33 on May 12, 2015, had a value on vesting of $1,347,358.

•	Retirement:

•	SCIRP/Pension Restoration Plan: The benefits payable to the NEOs upon retirement are described above in the section entitled "Pension Benefits."

•
LTIP: Outstanding restricted units would be forfeited unless specified in the applicable award agreement. The NEOs' December 2015 award agreements provide that a NEO with at least ten years of service with the general partner, who leaves the general partner voluntarily due to retirement, is eligible for accelerated vesting of 40 percent of his or her award for a NEO age 65 to 68 or 50 percent of his or her award for a NEO over age 68. Under the assumptions described above, none of the restricted units granted in December 2015 would vest upon a NEO's retirement because none of the NEOs met the age criteria for vesting at such time.

•
Voluntary Termination: Mr. Lauterbach elected to defer his benefits under the SCIRP and would be eligible for payment of his SCIRP benefit from the selected insurance company upon voluntary termination. NEOs participating in the Pension Restoration Plan (Ms. Shea-Ballay and Mr. Chalson) would be eligible to receive their benefit as a lump sum six months following their date of termination.

•
Involuntary Termination-For Cause: Benefits accrued under the SCIRP and Pension Restoration Plan would be paid according to the terms of those plans applicable to terminated or retirement eligible employees, as described in the Voluntary Termination section above.

•	Involuntary Termination-Not for Cause:

•
SCIRP/Pension Restoration Plan: Benefits accrued under the SCIRP and Pension Restoration Plan would be paid according to the terms of those plans applicable to terminated or retirement eligible employees, as described in the Voluntary Termination section above.

•
LTIP: Outstanding restricted units would be forfeited unless specified in the applicable award agreement. Mr. Hennigan's award agreement for restricted units granted in December 2014 and his October 5, 2012 Offer Letter provide for vesting immediately upon involuntary not-for-cause termination. Under the assumptions described above, Mr. Hennigan's restricted units granted in December 2014 and December 2012 would vest at a total value of $4,190,969 upon his involuntary not-for-cause termination, which value includes DER payments due to accelerated vesting of unit ownership.

•	Involuntary Termination-Change of Control:

•
SCIRP/Pension Restoration Plan: Benefits accrued under the SCIRP and Pension Restoration Plan would be paid according to the terms of those plans applicable to terminated or retirement eligible employees, as described in the Voluntary Termination section above.

•
LTIP: Under the version of the LTIP prior to the amended and restated LTIP adopted on December 1, 2015 (the "Original LTIP"), unless specified otherwise in the applicable award agreement, if a change of control occurs, there is a "double trigger" mechanism, requiring both a change of control and a qualifying termination of employment (as defined in the plan) following such change of control, to trigger the payment of outstanding restricted units and accompanying DER payments. All restricted units granted prior to December 1, 2015 remain subject to the terms and conditions of the Original LTIP. Under the amended and restated LTIP, awards may also become vested upon a change of control at the discretion of the Compensation Committee, or if otherwise specified in the applicable award agreement. The NEOs' December 2015 award agreements provide for vesting immediately upon a change of control. Under the assumptions described above, and assuming the occurrence of the double trigger for the restricted units granted prior to December 1, 2015, all outstanding restricted units held by the NEOs would vest for Messrs. Hennigan, Gvazdauskas, Lauterbach and Chalson and Ms. Shea-Ballay at a total value of $10,961,057, $1,236,424, $1,208,206, $1,239,777 and $1,389,873, respectively, upon a change of control, each of which values includes DER payments due to accelerated vesting of unit ownership.

•
ETP DC Plan and ETP Deferred Compensation Plan for Former Sunoco Executives: As discussed in our CD&A above, all amounts under the ETP DC Plan and the ETP Deferred Compensation Plan for Former Sunoco Executives (other than discretionary credits) are 100 percent vested. Upon a change in control (as defined in the ETP DC Plan and the ETP Deferred Compensation Plan for Former Sunoco Executives), distributions from the ETP DC Plan and/or the ETP Deferred Compensation Plan for Former Sunoco Executives would be made in accordance with the normal distribution provisions. A change in control is generally defined in the ETP DC Plan and the ETP Deferred Compensation Plan for Former Sunoco Executives as any change in control event within the meaning of Treasury Regulation Section 1.409A-3(i)(5).

•	Death:

•
SCIRP/Pension Restoration Plan: Due to the SCIRP's standard termination, Mr. Lauterbach's spouse, beneficiary(ies) or estate would receive from the selected insurance company 100 percent of his benefit accrued under the Career Pay formula. The spouse, beneficiary(ies) or estate of Ms. Shea-Ballay and Mr. Chalson, as applicable, would be eligible to receive 100 percent of his or her benefit payable from the Pension Restoration Plan.

•
LTIP: Outstanding restricted units would be forfeited unless specified in the applicable award agreement. The NEOs' December 2015 and December 2014 award agreements, as well as Mr. Hennigan's October 5, 2012 Offer Letter, provide for vesting immediately upon death. Under the assumptions described above, Mr. Hennigan's restricted units granted in December 2015, December 2014 and December 2012 would vest at a total value of $7,191,444, and Messrs. Gvazdauskas', Lauterbach's and Chalson's and Ms. Shea-Ballay's restricted units granted in December 2015 and December 2014 would vest at a total value of $851,024, $636,345, $667,916 and $818,012, respectively, upon his or her death, each of which values includes DER payments due to accelerated vesting of unit ownership.

•
Life Insurance: In the event of death, the NEOs participate in the life insurance plans offered to all of our employees (i.e., basic life insurance benefits equal to one and one-half times the NEO's annual base salary, up to a maximum of $750,000 plus any supplemental life insurance benefit (one times to six times base salary, to a maximum of $2,000,000) elected and paid for by the NEO).

•	Termination Due to Disability:

•
SCIRP/Pension Restoration Plan: Benefits accrued under the SCIRP and Pension Restoration Plan would be paid according to the terms of those plans applicable to terminated or retirement eligible employees, as described in the Voluntary Termination section above.

•
LTIP: Under the Original LTIP, all unvested restricted units will be paid out as awarded in the event of permanent disability. All restricted units granted prior to December 1, 2015 remain subject to the terms and conditions of the Original LTIP. Under the amended and restated LTIP, outstanding restricted units would be forfeited unless specified in the applicable award agreement. The NEOs' December 2015 award agreements provide for vesting immediately upon termination due to disability. Under the assumptions described above, all outstanding restricted units held by the NEOs would vest for Messrs. Hennigan, Gvazdauskas, Lauterbach and Chalson and Ms. Shea-Ballay at a total value of $10,961,057, $1,236,424, $1,208,206, $1,239,777 and $1,389,873, respectively, upon his or her termination due to disability, each of which values includes DER payments due to accelerated vesting of unit ownership.

•
Long Term Disability: The Executive Long Term Disability Plan ("ELTD") provides salary replacement benefits to executives, who become eligible before age 60, at the Senior Vice President level or higher. To participate, an executive must make an affirmative election during the biannual open enrollment. The ELTD pays benefits if the participant is deemed to be disabled, as defined by the ELTD, by the general partner's disability plan administrator. The ELTD provides salary replacement benefits (up to $7,500 per month) that are in addition to our long-term disability plan benefit that is available to all salaried employees on a nondiscriminatory basis (which benefits are up to 60 percent of total monthly compensation or $10,000 per month, whichever is less, including Social Security). While the cost of the ELTD is paid entirely by the Partnership, the executive has the option under the ELTD to increase his or her coverage by an additional $2,500 per month. This additional benefit is available to participants who pay the full cost of the supplemental benefit. In 2015, of the NEOs, only Mr. Chalson was a participant in Partnership-paid benefit level of the ELTD. No NEO was a participant in the employee-paid benefit level. These benefits are fully insured, and there is no cost to the Partnership upon disability. The cost to the Partnership is the premium payments made on the executive’s behalf.

DIRECTOR COMPENSATION
The Board believes that the compensation program for independent directors should be designed to attract experienced and highly qualified individuals; provide appropriate compensation for their commitment and contributions to us and our unitholders; and align the interests of the independent directors and unitholders. The Board may engage a third-party compensation consultant to benchmark director compensation against other pipeline companies, and general industry, and to provide advice regarding "best practices" and trends in director compensation. Independent directors are compensated partly in cash and partly in restricted units representing limited partnership interests in us. Currently, except as described below with respect to grants of restricted units under the LTIP to Messrs. McCrea, Welch and Mason, directors who are also employees of our general partner or its affiliates receive no additional compensation for service on the Board or any committees of the Board. As such, those officers, except for Messrs. McCrea, Welch and Mason as set forth below, are not included in the narrative or tabular disclosures below.
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
Our program of compensation for non-employee directors consists of an annual cash retainer and equity award for all directors, which were $50,000 in cash (paid quarterly) and 2,336 restricted units under the LTIP, having a fair market value equal to approximately $100,000 on the date of grant, respectively, for each director in 2015. In addition, the director compensation program includes:

•	annual retainers for the chairs of the Audit Committee and Compensation Committee, which were $15,000 and $7,500, respectively, in cash (paid quarterly) for 2015;

•	annual retainers for the members of the Audit and Compensation Committees, which were $10,000 and $5,000, respectively, in cash (paid quarterly) for 2015; and

•	per meeting fees for the members of the Audit Committee and Compensation Committee, which were $1,200 and $1,200, respectively, in cash per meeting for 2015.
The members of the Conflicts Committee also each received $10,000 in cash for their service on the Conflicts Committee during 2015, which payment was determined by the Board as compensation for evaluation of transactions by the Conflicts Committee.
In January 2015, each non-employee director at such time received 2,336 restricted units under the LTIP, having a fair market value of approximately $100,000 on the date of grant, representing such directors' annual equity award for 2015. Mr. Perry did not receive this award for 2015 because he was not appointed to the Board until March 2015. However, under our director compensation program, each non-employee director who is elected or appointed to the Board for the first time is entitled to receive an award of 2,500 restricted units under the LTIP. Mr. Perry received such initial award of 2,500 restricted units under the LTIP in May 2015. In addition, in January 2016, each non-employee director, including Mr. Perry, received 3,900 restricted units under the LTIP, having a fair market value of approximately $100,000 on the date of grant, representing such directors' annual equity award for 2016. All of the restricted units described in this paragraph vest over a five-year period, with 60 percent vesting at the end of the third year and the remaining 40 percent vesting at the end of the fifth year, subject to each director's continued service through each specified vesting date.
During 2015, Mr. McCrea, the Chairman of the Board of Directors and Group Chief Operating Officer and Chief Commercial Officer of ETE's general partner, Mr. Welch, our former director and the former Group Chief Financial Officer and Head of Business Developments of ETE's general partner, each from June 2013 to February 2016, and Mr. Mason, our director and the Executive Vice President and General Counsel of ETE's general partner, were entitled to receive grants of restricted units pursuant to the LTIP in recognition of their commitment and contributions to us and our unitholders. In December 2015, the Compensation Committee approved grants of restricted units to Messrs. McCrea, Welch and Mason of 93,390 restricted units, 22,046 restricted units and 22,046 restricted units, respectively. These units vest, based on continued service as a director, at a rate of 60 percent after the third year of continuous service and the remaining 40 percent after the fifth year of continuous service.
All restricted units granted to the directors entitle their holders to receive, with respect to each common unit subject to such restricted unit that has not either vested or been forfeited, a cash payment equal to each cash distribution per common unit made by us on our common units promptly following each such distribution by us to our unitholders.
The following table reflects the compensation paid to each of the non-employee directors of our general partner (and to Messrs. McCrea, Welch and Mason, as described above) in 2015. Mr. Perry was appointed to the Compensation Committee in February 2016, so his compensation set forth below does not include Compensation Committee fees during 2015.

Name	Fees Earned or Paid in Cash (1) ($)	Unit Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Steven R. Anderson	89,400	100,004	22,813	212,217
Independent Director, Chair of Conflicts Committee and Member of Audit and Compensation Committee
Scott A. Angelle	89,500	100,004	22,813	212,317
Independent Director, Chair of Compensation Committee and Member of Audit and Conflicts Committees
Basil Leon Bray	94,400	100,004	22,813	217,217
Independent Director, Chair of Audit Committee and Member of Compensation and Conflicts Committees
James R. ("Rick") Perry	25,000	101,250	2,240	128,490
Independent Director and Member of the Compensation Committee
Marshall S. ("Mackie") McCrea, III	—	2,407,594	198,484	2,606,078
Chairman of the Board of Directors
Jamie Welch	—	568,346	44,619	612,965
Director
Thomas P. Mason	—	568,346	25,926	594,272
Director

NOTES TO TABLE:

(1)	The amounts shown in this column reflect the cash fees received by directors during 2015.

(2)
The amounts shown in this column reflect the aggregate grant date fair value of restricted unit awards under the LTIP, calculated in accordance with FASB ASC Topic 718. See Note 14 to our consolidated financial statements for fiscal 2015 for additional detail regarding assumptions underlying the value of these equity awards.

(3)
The amounts shown in this column reflect the cash payments made to each director during 2015, which were equal to each cash distribution per common unit made by us on our common units during 2015 with respect to each common unit subject to a restricted unit held by such director that has not either vested or been forfeited.

As of December 31, 2015, Messrs. Anderson, Angelle and Bray each had 8,324 restricted units outstanding, and Messrs. Perry, McCrea, Welch and Mason had 2,500, 202,458, 48,063 and 37,163 restricted units outstanding, respectively.

COMPENSATION PRACTICES AS THEY RELATE TO RISK MANAGEMENT
We believe our compensation plans and programs for our NEOs, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to the Partnership. We believe our compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated our compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for the executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. We generally determine whether, and to what extent, our NEOs receive a cash bonus based on our achievement of specified financial performance objectives as well as the individual contributions of our NEOs to the Partnership's success. We use restricted units rather than unit options for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options "in-the-money." Finally, the time-based vesting over five years for our long-term incentive awards ensures that our employees' interests align with those of our unitholders for the long-term performance of the Partnership.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Angelle, McCrea, Anderson, Bray, and Hennigan served on the Compensation Committee during 2015. Mr. McCrea is an officer of ETE's general partner, and Mr. Hennigan is an officer of our general partner. During 2015, none of the members of the Compensation Committee served as executive officers of any company with respect to which any of our officers served on such company's compensation committee or board of directors, and none of the directors of our general partner served as executive officers of any company with respect to which any of our officers served on such company's compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors).

COMPENSATION COMMITTEE REPORT
The Compensation Committee (the "Committee") of the Board of Directors (the "Board") of Sunoco Partners LLC (the "Company") reviews and approves the Company's executive compensation philosophy; reviews and recommends to the Board for approval the Company's short- and long-term compensation plans; reviews and approves the executive compensation programs and awards; and annually reviews, determines and approves the compensation for the Chief Executive Officer and the other executive officers of the Company as described in the Summary Compensation Table and footnotes thereto contained in the Annual Report on SEC Form 10-K of Sunoco Logistics Partners L.P. (the "Partnership"). The Company is the general partner of the Partnership. The Committee Chair reports Committee actions, decisions and recommendations at the meetings of the full Board. The Committee has authority to directly engage and consult outside advisors, experts and others to assist the Committee at the expense of the Partnership.
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
In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, the inclusion of the "Compensation Discussion and Analysis" in the Partnership's Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2015, for filing with the Securities and Exchange Commission.

Respectfully submitted on February 25, 2016 by the members of the Compensation Committee of the Board of Directors of Sunoco Partners LLC:
Scott A. Angelle (Chairman)
Steven R. Anderson
Basil Leon Bray
Michael J. Hennigan
Marshall S. ("Mackie") McCrea, III
James R. ("Rick") Perry

AUDIT COMMITTEE REPORT

The Audit Committee (the "Committee") of the Board of Directors (the "Board") of Sunoco Partners LLC (the "Company") reviews the financial reporting process of Sunoco Logistics Partners L.P. (the "Partnership") on behalf of the Board. The Company is the general partner of the Partnership. The Company's management is responsible for the financial statements and the reporting process, including the internal control over financial reporting. The independent registered public accounting firm is responsible for expressing an opinion on the conformity of the audited financial statements with U.S. generally accepted accounting principles, and an opinion on the effectiveness of the Company's internal control over financial reporting. The Committee monitors and oversees these processes.
The Committee discussed with the Company's internal audit department and independent registered public accounting firm the overall scope and plans for their respective audits. In addition, the Committee has reviewed and discussed with management the audited financial statements and management’s and the independent registered public accounting firm's evaluations of the Partnership's system of internal control over financial reporting contained in the 2015 Annual Report on Form 10-K. As part of this review, the Committee met with the General Auditor and the independent registered public accounting firm, with and without management present, to discuss the results of their audits and the overall quality of the Partnership's financial reporting.
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
In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, the inclusion of the audited financial statements and management's report on internal control over financial reporting in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for filing with the Securities and Exchange Commission.

Respectfully submitted on February 25, 2016 by the members of the Audit Committee of the Board of Directors of Sunoco Partners LLC:
Basil Leon Bray (Chairman)
Steven R. Anderson
Scott A. Angelle

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information, as of December 31, 2015, regarding our common units that may be issued upon conversion (assuming a one-for-one conversion) of outstanding restricted units granted under the LTIP to executive officers, directors, and other key employees. The LTIP did not require approval by our limited partners at the time of its adoption in 2002 because the Board adopted the LTIP prior to our initial public offering; however, on December 1, 2015, the limited partners approved the amended and restated LTIP to, among other things, increase in the maximum number of common units reserved and available for delivery with respect to awards under the LTIP by 10 million common units.
The amounts in column (a) of this table reflect only restricted units that have been granted under the LTIP since its inception. No other types of awards have been granted under the LTIP. Each restricted unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common units. Vesting and payout is conditioned upon achievement of certain length of service goals with us and our affiliates. No value is shown in column (b) of the table, since the restricted units do not have an exercise, or "strike," price. For illustrative purposes, a target payout (i.e., a 100 percent ratio) has been assumed for vesting and payout of all awards. For more information about the LTIP, refer to "Item 11-Executive Compensation."
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,537,719	—	9,654,117
Equity compensation plans not approved by security holders	—	—	—
Total	2,537,719	—	9,654,117

Beneficial Ownership Tables
The following table sets forth certain information as of February 24, 2016 regarding the beneficial ownership of our securities by certain beneficial owners, each director and NEO of our general partner, and all directors and NEOs of our general partner as a group. Our general partner knows of no other person not disclosed herein who beneficially owns more than 5 percent of our voting securities. Unless otherwise noted, each individual exercises sole voting or investment power over the Partnership securities shown in the table. ETP owns a 99.9 percent equity interest in our general partner, and the remaining 0.10 percent equity interest is owned by ETE Holdings.

Title of Class	Name of Beneficial Owner (1)	Number of Units Beneficially Owned (2)	Percentage of Class of Units Beneficially Owned
Common Units	Energy Transfer Partners, L.P.	67,061,274	24.6%
	Tortoise Capital Advisors, L.L.C. (3)	27,460,010	10.1%
	OppenheimerFunds, Inc. (4)	16,425,326	6.0%
	Steven R. Anderson	14,978	*
	Scott A. Angelle	4,978	*
	Basil Leon Bray	7,128	*
	James R. ("Rick") Perry	—	*
	Michael J. Hennigan (5)	372,416	*
	Thomas P. Mason	—	*
	Marshall S. ("Mackie") McCrea, III	35,609	*
	Jamie Welch	—	*
	Peter J. Gvazdauskas	24,799	*
	Kathleen Shea-Ballay	50,571	*
	Kurt A. Lauterbach	136,983	*
	David R. Chalson	83,238	*
	All directors and executive officers as a group (12 persons)	730,700	*
Class B Units	Energy Transfer Partners, L.P. (6)	9,416,196	100%

*	Less than 0.5 percent.
NOTES TO TABLE:

(1)
The address for Messrs. Anderson, Angelle, Bray, Perry, Hennigan, Mason, McCrea, Welch, Gvazdauskas, Shea-Ballay, Lauterbach, and Chalson is 3807 West Chester Pike, Newtown Square, Pennsylvania 19073. The address for ETP is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225. The principal business address given for Tortoise Capital Advisors, L.L.C. in the Schedule 13G filed on February 5, 2016 is 11550 Ash Street, Suite 300, Leawood, Kansas 66211. The principal business address given for OppenheimerFunds, Inc. in the Schedule 13G filed on February 5, 2016 is Two World Financial Center, 225 Liberty Street, New York, New York 10281. The principal business address given for Goldman Sachs Asset Management in the Schedule 13G filed on February 10, 2016 is 200 West Street, New York, New York 10282.

(2)
Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty (60) days.

(3)
Tortoise Capital Advisors, L.L.C., a Delaware limited liability company, filed a Schedule 13G on February 5, 2016 to report that, as of December 31, 2015, it had sole voting and dispositive power over 464,284 common units of the Partnership, shared voting power over 24,540,294 common units of the Partnership, shared dispositive power over 26,995,726 common units of the Partnership, and beneficial ownership of 27,460,010 common units of the Partnership.

(4)
OppenheimerFunds, Inc., a Colorado corporation, filed a Schedule 13G on February 5, 2016 to report that, as of December 31, 2015, it had shared voting and dispositive power over 16,425,326 common units of the Partnership. OppenheimerFunds, Inc. disclaims beneficial ownership of the 16,425,326 common units of the Partnership pursuant to Rule 13d-4 of the Exchange Act.

(5)	Mr. Hennigan's spouse has voting and investment power with respect to 14,400 of these units.

(6)
On October 8, 2015, the Partnership issued 9,416,196 Class B units to ETP. The Class B units have the same terms and conditions of voting rights as the Partnership's common units, but will not be entitled to receive quarterly distributions that are made on the Partnership's common units.

The following table sets forth certain information regarding beneficial ownership of the common units representing limited partnership interests of ETP as of February 24, 2016 by directors of our general partner, by each NEO and by all directors and NEOs of our general partner as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the ETP common units shown in the table.

Name of Beneficial Owner	Common Units of Energy Transfer Partners, L.P. Beneficially Owned (1)	Percentage of Energy Transfer Partners, L.P Common Units Beneficially Owned
Steven R. Anderson	10,025	*
Scott A. Angelle	—	*
Basil Leon Bray	3,142	*
James R. ("Rick") Perry	10
Michael J. Hennigan	—	*
Thomas P. Mason (2)	115,044	*
Marshall S. ("Mackie") McCrea, III (2) (3)	345,383	*
Jamie Welch (2) (4)	40,000	*
Peter J. Gvazdauskas	—
Kathleen Shea-Ballay	879	*
Kurt A. Lauterbach	—	*
David R. Chalson	—	*
All directors and executive officers as a group (12 persons)	514,483	*

*	Less than 0.5 percent.
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

(2)
Due to their positions as officers or directors of the general partner of ETE, certain officers and directors of our general partner, who are also officers or directors of ETE's general partner, may be deemed to own beneficially certain limited partnership interests in ETP, held by ETE, to the extent of their respective interests therein. Any such deemed ownership is not reflected in the table.

(3)	23,640 of these ETP common units are held in the Jacob McCrea 2012 Trust over which Mr. McCrea maintains control.

(4)	Mr Welch's spouse has voting and investment power with respect to these 40,000 ETP common units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a discussion of director independence, see Item 10. "Directors, Executive Officers and Corporate Governance."
Our general partner, Sunoco Partners LLC, manages our operations and activities. The membership interests in our general partner are owned 99.9 percent by Energy Transfer Partners, L.P. ("ETP") and 0.1 percent by ETE Common Holdings, LLC ("ETE Holdings"). ETE Holdings is a wholly-owned subsidiary of Energy Transfer Equity, L.P. and an affiliate of ETP.
As of February 25, 2016, ETP, the controlling owner of our general partner, owns a 28.2 percent partnership interest in us, which includes a 1.5 percent general partner interest (through its controlled subsidiary Sunoco Partners LLC), 67.1 million common units, representing a 23.4 percent limited partner interest in us, and 9.4 million Class B units, representing a 3.3 percent limited partner interest in us. The general partner's ability to manage and operate us effectively gives the general partner the ability to control us.
We have various operating and administrative agreements with ETP and its affiliates, including agreements for administrative services, agreements to supply crude oil, refined products and NGLs, agreements to provide pipeline and terminalling services, agreements relating to the Partnership's participation in the Bayou Bridge and Bakken pipeline projects, and agreements in connection with the acquisition of the Marcus Hook Facility. The material agreements with ETP and its affiliates are discussed in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Agreements with Related Parties."
Concurrently with and subsequent to the closing of our February 2002 IPO, we entered into several agreements with Sunoco, Inc. (R&M) and/or one or more of its affiliates. Some of these agreements have expired or been assigned, extended or replaced. These agreements include the Omnibus Agreement, the Pipelines and Terminals Storage and Throughput Agreement, the Interrefinery Lease Agreement, an intellectual property license agreement, certain crude oil purchase and sale agreements, various asset acquisition agreements and other agreements. The material agreements that are still outstanding are discussed in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Agreements with Related Parties."
Distributions and Payments to the General Partner and Its Affiliates
The following table summarizes the distributions and payments made and to be made by us to the general partner and its affiliates in connection with our ongoing operations and in the case of liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.
Operational Stage

Payments to the general partner and its affiliates
We paid the general partner an administrative fee, $9 million for the year ended December 31, 2015, for the provision of various general and administrative services for our benefit. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of the general partner who provide services to us. The general partner has sole discretion in determining the amount of these expenses.

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

Approval and Review of Related Party Transactions
Our Partnership Agreement and the Omnibus Agreement each contain provisions for our Conflicts Committee, comprised of three of our general partner's independent directors, to review transactions with related parties. In some cases, review is required and in others, it is at the discretion of our general partner. Generally, transactions with related parties that are material to us are referred to the Conflicts Committee for review and approval. In determining materiality, our general partner evaluates several factors including the term of the transaction, the capital investment required, and the revenues expected from the transaction.
With respect to other related party transactions, we have in place a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the general partner and its subsidiaries, a Code of Ethics for Senior Officers of the general partner and its subsidiaries, and a Conflict of Interest Policy applicable to all directors, officers and employees of the general partner and its subsidiaries. Each of these policies requires the approval by a supervisor, officer, or the Board prior to entering into any related party transaction that could present a potential conflict of interest. Each of the Partnership Agreement, Code of Business Conduct and Ethics, and Code of Ethics for Senior Officers is publicly available on our website.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee appointed Grant Thornton LLP as our principal accountant to conduct the audit of our financial statements for the years ended December 31, 2015 and 2014.
The following table presents the aggregate fees billed by Grant Thornton LLP for audit and other professional services for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
Type of Fee	2015	2014
	(in millions)
Audit Fees (1)	$1.5	$1.5
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$1.5	$1.5

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
The Audit Committee of the general partner's board of directors is responsible for pre-approving all audit services, and permitted non-audit services, to be performed by the independent registered public accounting firm for the Partnership or its general partner. The Committee reviews the services to be performed to determine whether provision of such services potentially could impair the independence of the Partnership's independent registered public accounting firm. The Committee's approval procedures include reviewing a detailed budget for each particular service to be rendered, as well as a description of, and budgeted amounts for, specific categories of anticipated non-audit services. Pre-approval is generally granted for up to one year. Committee approval is required to exceed the budgeted amount for any particular category of services or to engage the independent registered public accounting firm for services not included in the budget. Additional services or specific engagements may be approved, on a case-by-case basis, prior to the independent registered public accounting firm undertaking such services.
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

2.1*
Asset and Membership Interest Purchase and Sale Agreement between Texon Distributing L.P. d/b/a Texon L.P. and Butane Acquisition I LLC, dated as of June 25, 2010 (incorporated by reference to Exhibit 2.1 of Form 10-Q, File No. 1-31219, filed August 4, 2010)

2.1.1*
Schedules and Exhibits to Asset and Membership Interest Purchase and Sale Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(b)(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.1.1 of Form 10-Q, File No. 1-31219, filed August 4, 2010)

3.1*	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 of Form S-1 Registration Statement, File No. 333-71968, filed October 22, 2001)

3.1.1 *
Amendment to the Certificate of Limited Partnership of Sunoco Logistics Partners L.P. dated as of August 28, 2015 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed September 1, 2015)

3.2*
Certificate of Limited Partnership of Sunoco Logistics Partners Operations L.P. (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Form S-1 Registration Statement, File No. 333-71968, filed December 18, 2001)

3.3*
First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 3.4 of Form 10-K, File No. 1-31219, filed April 1, 2002)

3.4*
Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of January 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed January 28, 2010)

3.4.1*
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of July 1, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed July 5, 2011)

3.4.2*
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of November 21, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed November 28, 2011)

3.4.3*
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of June 12, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed June 17, 2014)

3.4.4*
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of July 30, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed August 4, 2014)

3.4.5 *
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of August 28, 2015 (incorporated by reference to Exhibit 3.2 of Form 8-K, File No. 1-31219, filed September 1, 2015)

3.4.6*
Amendment No. 6 to Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of October 8, 2015 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed October 15, 2015)

3.5*
Fifth Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC, dated October 31, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed November 1, 2013)

4.1*
Indenture, dated as of December 16, 2005, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, Sunoco Partners Marketing & Terminals L.P., as subsidiary guarantor, Sunoco Pipeline L.P., as subsidiary guarantor, and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-3, File No. 333-130564, filed December 21, 2005)

4.1.1*
First Supplemental Indenture, dated as of May 8, 2006, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, Sunoco Partners Marketing & Terminals L.P., as subsidiary guarantor, Sunoco Pipeline L.P., as subsidiary guarantor, and Citibank, N.A., as trustee (incorporated by reference to Exhibit 1.3 of Form 8-K, File No. 1-31219, filed May 8, 2006)

4.1.2*
Second Supplemental Indenture, dated as of February 6, 2009, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 1.2 of Form 8-K, File No. 1-31219, filed February 6, 2009)

4.1.3*
Third Supplemental Indenture, dated as of February 12, 2010, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 1.2 of Form 8-K, File No. 1-31219, filed February 12, 2010)

4.1.4*
Fourth Supplemental Indenture, dated as of February 12, 2010, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 1.3 of Form 8-K, File No. 1-31219, filed February 12, 2010)

4.1.5*
Fifth Supplemental Indenture, dated as of August 2, 2011, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 1.2 of Form 8-K, File No. 1-31219, filed August 2, 2011)

4.1.6*
Sixth Supplemental Indenture, dated as of August 2, 2011, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 1.3 of Form 8-K, File No. 1-31219, filed August 2, 2011)

4.1.7*
Seventh Supplemental Indenture, dated as of January 10, 2013, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No.1-31219, filed January 10, 2013)

4.1.8*
Eighth Supplemental Indenture, dated as of January 10, 2013, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, File No.1-31219, filed January 10, 2013)

4.1.9*
Ninth Supplemental Indenture, dated as of April 3, 2014, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-31219, filed April 3, 2014)

4.1.10*
Tenth Supplemental Indenture, dated as of April 3, 2014, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, File No. 1-31219, filed April 3, 2014)

4.1.11*
Eleventh Supplemental Indenture, dated as of November 17, 2014, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, File No. 1-31219, filed November 17, 2014)

4.1.12*
Twelfth Supplemental Indenture, dated as of November 17, 2015, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-31219, filed November 17, 2015)

4.1.13*
Thirteenth Supplemental Indenture, dated as of November 17, 2015, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, File No. 1-31219, filed November 17, 2015)

4.2*	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.8 of Registration Statement on Form S-3, File No. 333-103710, filed March 10, 2003)

4.3*
Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated as of December 1, 2015 (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A, filed October 21, 2015)

10.1*
Contribution, Conveyance and Assumption Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sun Pipe Line Company of Delaware, Sunoco, Inc. (R&M), Atlantic Petroleum Corporation; Sunoco Texas Pipe Line Company, Sun Oil Line of Michigan (Out) LLC, Mid-Continent Pipe Line (Out) LLC, Sun Pipe Line Services (Out) LLC, Atlantic Petroleum Delaware Corporation, Atlantic Pipeline (Out) L.P., Sunoco Partners LLC, Sunoco Partners Lease Acquisition & Marketing LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners GP LLC, Sunoco Pipeline L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Mid-Con (In) LLC, Atlantic (In) L.P., Sunoco Logistics Partners Operations L.P., Sunoco Logistics Partners Operations GP LLC, Atlantic R&M (In) L.P., Sun Pipe Line Services (In) L.P., Sunoco Michigan (In) LLC, Atlantic (In) LLC, Sunoco Logistics Pipe Line GP LLC, Sunoco R&M (In) LLC, and Atlantic Refining & Marketing Corp. (incorporated by reference to Exhibit 10.4 of Form 10-K, File No. 1-31219, filed April 1, 2002)

10.2*
Omnibus Agreement, dated as of February 8, 2002, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Logistics Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.5 of Form 10-K, File No. 1-31219, filed April 1, 2002)

10.2.1*
Amendment No. 2011-1 to Omnibus Agreement, dated as of February 22, 2011, and effective January 1, 2011, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware LLC, Atlantic Petroleum Corporation, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Pipeline L.P. and Sunoco Partners LLC (incorporated by reference to Exhibit 10.6.1 of Form-K, File No. 1-31219 filed February 23, 2011)

10.3*
Amended and Restated Treasury Services Agreement, dated as of November 26, 2003, by and among Sunoco, Inc., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Pipeline L.P., and Sunoco Partners Marketing & Terminals L.P. (incorporated by reference to Exhibit 10.7.1 of Form 10-K, File No. 1-31219, filed March 4, 2004)

10.4*
Intellectual Property and Trademark License Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sunoco, Inc. (R&M), Sunmarks, Inc., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.8 of Form 10-K, File No. 1-31219, filed April 1, 2002)

10.5*
Inter-Refinery Pipeline Lease, dated as of February 8, 2002, between Sunoco Pipeline L.P., and Sunoco, Inc. (R&M) (incorporated by reference to Exhibit 10.9 of Form 10-K, File No. 1-31219, filed April 1, 2002)

10.6.1*	Form of Time-Vested Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9.2 of Form 10-K, File No. 1-31219, filed March 1, 2013)

10.6.2	Michael J. Hennigan and Marshall S. (Mackie) McCrea, III Form of December 2014 Time-Vested Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan

10.6.3	Form of Time-Vested Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated as of December 1, 2015

10.7*
Sunoco Partners LLC Amended and Restated Annual Short-Term Incentive Bonus Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed May 8, 2014)

10.8**
Crude Oil Pipeline Throughput and Deficiency Agreement between Motiva Enterprises LLC and Sunoco Pipeline L.P., dated as of December 15, 2006 (incorporated by reference to Exhibit 10.19 of Form 10-K, File No. 1-31219, filed February 23, 2007)

10.9**
Marine Dock and Terminalling Agreement between Motiva Enterprises LLC and Sunoco Partners Marketing & Terminals L.P., dated as of December 15, 2006 (incorporated by reference to Exhibit 10.20 of Form 10-K, File No. 1-31219, filed February 23, 2007)

10.10*
Membership Interest Purchase Agreement, effective as of July 27, 2006, between Sunoco, Inc. and Sunoco Pipeline Acquisition LLC (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed August 2, 2006)

10.11**
Product Terminal Services Agreement, dated as of May 1, 2007, among Sunoco, Inc. (R&M) and Sunoco Partners Marketing & Terminals L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed July 31, 2007)

10.11.1*	Letter Agreement, dated January 19, 2012, amending Product Terminal Services Agreement (incorporated by reference to Exhibit 10.17.1 of Form 10-K, File No. 1-31219, filed February 24, 2012)

10.12*
Repurchase Agreement between Sunoco Logistics Partners L.P. and Sunoco Partners LLC, dated January 26, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-31219, filed January 28, 2010)

10.13*
Contribution Agreement, dated as of June 29, 2011, to be effective July 1, 2011, by and among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., and certain subsidiaries and affiliates of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q/A, File No. 1-31219, filed August 8, 2011)

10.14*
Letter Agreement dated November 2, 2011, by and between Sunoco Partners LLC and Michael J. Hennigan, President and Chief Operating Officer (incorporated by reference to Exhibit 10.3 of Form 10-Q, File No. 1-31219, filed November 3, 2011)

10.15*
Letter Agreement with Michael J. Hennigan, President and Chief Executive Officer, dated October 4, 2012 (incorporated by reference to Exhibit 10.3 of Form 10-Q, File No. 1-31219, filed November 8, 2012)

10.16*
Exchange Agreement, dated as of September 16, 2015, between Energy Transfer Partners, L.P., La Grange Acquisition, L.P., Sunoco Logistics Partners L.P. and Sunoco Pipeline L.P. for membership interest in Bakken Holdings Company LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-31219, filed October 15, 2015)

10.17*
Unitholder Agreement, dated as of October 8, 2015, between Energy Transfer Partners, L.P. and Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 1-31219, filed October 15, 2015)

10.18*
$2,500,000,000 Amended and Restated Credit Agreement, dated as of March 20, 2015, among Sunoco Logistics Partners Operations L.P., as the Borrower; Sunoco Logistics Partners L.P., as the Guarantor; Citibank, N.A., as Administrative Agent, Swingline Lender and a LC Issuer; and the other LC Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed May 7, 2015)

10.19*
Amendment No. 1 to the $2,500,000,000 Amended and Restated Credit Agreement, dated as of June 29, 2015, among Sunoco Logistics Partners Operations L.P., as the Borrower; Sunoco Logistics Partners L.P., as the Guarantor; Citibank, N.A., as Administrative Agent, Swing Line Lender and a LC Issuer; and the other LC Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed August 6, 2015)

10.20**
Agreement and Plan of Merger, dated as of April 29, 2012 by and among Sunoco, Inc., Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 99.1 of Form 8-K, File No. 1-31219, filed May 2, 2012)

10.21	Energy Transfer Partners Deferred Compensation Plan for Former Sunoco Executives effective October 5, 2012

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1*	Code of Ethics for Senior Officers (incorporated by reference to Exhibit 14.1 of Form 10-K, File No. 1-31219, filed March 4, 2004)

Exhibit No.	Description

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

101.1
The following consolidated financial information from Sunoco Logistics Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Equity; and, (v) the Notes to the Consolidated Financial Statements.

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

Peter J. Gvazdauskas
Chief Financial Officer and Treasurer
February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 26, 2016.

STEVEN R. ANDERSON*	THOMAS P. MASON*

Steven R. Anderson Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Thomas P. Mason Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

SCOTT A. ANGELLE*	MARSHALL S. MCCREA III*

Scott A. Angelle Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Marshall S. McCrea III Director (Chairman) of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

BASIL LEON BRAY*	JAMES R. PERRY*

Basil Leon Bray Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	James R. Perry Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

MICHAEL D. GALTMAN*	MICHAEL J. HENNIGAN*

Michael D. Galtman Controller and Chief Accounting Officer of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Accounting Officer)	Michael J. Hennigan Director, President and Chief Executive Officer of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Executive Officer)