Form 10-Q
period 2016-03-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2016-05-05
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
At May 1, 2016, the number of the registrant's Common and Class B Units outstanding were 286,281,199 and 9,416,196, respectively.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per unit amounts, unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Sales and other operating revenue:
Unaffiliated customers	$1,668	$2,453
Affiliates (Note 4)	109	119
Total Revenues	1,777	2,572
Costs and Expenses
Cost of products sold	1,413	2,318
Operating expenses	23	40
Selling, general and administrative expenses	26	25
Depreciation and amortization expense	106	82
Impairment charge and other matters (Notes 6 and 16)	26	41
Total Costs and Expenses	1,594	2,506
Operating Income	183	66
Interest cost and debt expense, net	(65)	(50)
Capitalized interest	26	21
Other income	7	6
Income Before Provision for Income Taxes	151	43
Provision for income taxes (Note 8)	(5)	(6)
Net Income	146	37
Net income attributable to noncontrolling interests	(1)	(1)
Net Income Attributable to Sunoco Logistics Partners L.P.	145	36
Less: General Partner's interest	(90)	(60)
Limited Partners' interest	$55	$(24)

Net Income (Loss) Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$0.18	$(0.10)
Diluted	$0.18	$(0.10)

Weighted average Limited Partners' units outstanding (Note 5):
Basic	282.5	231.0
Diluted	283.1	231.0

Net Income	$146	$37
Adjustment to affiliate's pension funded status	1	(1)
Other Comprehensive Income (Loss)	1	(1)
Comprehensive Income	147	36
Less: Comprehensive income attributable to noncontrolling interests	(1)	(1)
Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$146	$35
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$43	$37
Accounts receivable, affiliated companies (Note 4)	43	20
Accounts receivable, net	1,146	1,165
Inventories (Note 6)	683	607
Other current assets	15	19
Total Current Assets	1,930	1,848
Properties, plants and equipment	12,007	11,527
Less accumulated depreciation and amortization	(928)	(835)
Properties, plants and equipment, net	11,079	10,692
Investment in affiliates	911	802
Goodwill	1,358	1,358
Intangible assets, net (Note 7)	705	718
Other assets	71	71
Total Assets	$16,054	$15,489
Liabilities and Equity
Accounts payable	$1,342	$1,251
Accounts payable, affiliated companies (Note 4)	20	39
Accrued liabilities	216	329
Accrued taxes payable (Note 8)	33	44
Total Current Liabilities	1,611	1,663
Long-term debt (Note 9)	5,968	5,591
Other deferred credits and liabilities	126	125
Deferred income taxes (Note 8)	254	254
Total Liabilities	7,959	7,633
Commitments and contingent liabilities (Note 10)
Redeemable noncontrolling interests	15	15
Redeemable Limited Partners' interests (Note 11)	290	286
Total Equity	7,790	7,555
Total Liabilities and Equity	$16,054	$15,489
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$146	$37
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	106	82
Impairment charge and other matters	26	41
Deferred income tax benefit	—	(2)
Amortization of bond premium	(3)	(3)
Non-cash compensation expense	5	4
Equity in earnings of unconsolidated affiliates	(8)	(7)
Distributions from unconsolidated affiliates	5	5
Changes in working capital pertaining to operating activities:
Accounts receivable, affiliated companies	(23)	(34)
Accounts receivable, net	(6)	286
Inventories	(102)	(180)
Accounts payable, affiliated companies	(19)	(4)
Accounts payable and accrued liabilities	(16)	(313)
Accrued taxes payable	(11)	(17)
Unrealized losses on commodity risk management activities	13	15
Other	7	14
Net cash provided by (used in) operating activities	120	(76)
Cash Flows from Investing Activities:
Capital expenditures	(580)	(567)
Acquisitions	—	(131)
Change in long-term note receivable	(1)	(6)
Net cash used in investing activities	(581)	(704)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(216)	(146)
Distributions paid to noncontrolling interests	(1)	—
Net proceeds from issuance of limited partner units	301	689
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	(8)
Repayments under credit facilities	(813)	(750)
Borrowings under credit facilities	1,193	950
Contributions attributable to acquisition from affiliate	3	3
Other	—	(5)
Net cash provided by financing activities	467	733
Net change in cash and cash equivalents	6	(47)
Cash and cash equivalents at beginning of period	37	101
Cash and cash equivalents at end of period	$43	$54
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 1, 2015	$5,752	$925	$1	$60	$6,738
Net Income (loss)	(24)	60	—	1	37
Adjustment to affiliate's pension funded status	—	—	(1)	—	(1)
Total comprehensive income (loss)	(24)	60	(1)	1	36
Issuance of limited partner units to the public	689	—	—	—	689
Non-cash compensation expense	4	—	—	—	4
Payments of statutory withholding on issuance under LTIP	(8)	—	—	—	(8)
Distributions	(92)	(54)	—	—	(146)
Contributions attributable to acquisition from affiliate	3	—	—	—	3
Acquisition of a noncontrolling interest in a consolidated subsidiary	(103)	(2)	—	(26)	(131)
Balance at March 31, 2015	$6,221	$929	$—	$35	$7,185

Balance at January 1, 2016	$6,577	$944	$—	$34	$7,555
Net Income	55	90	—	1	146
Adjustment to affiliate's pension funded status	—	—	1	—	1
Total comprehensive income	55	90	1	1	147
Issuance of limited partner units to the public	301	—	—	—	301
Non-cash compensation expense	5	—	—	—	5
Distribution equivalent rights	(1)	—	—	—	(1)
Payments of statutory withholding on issuance under LTIP	—	—	—	—	—
Distributions	(131)	(85)	—	(1)	(217)
Contributions attributable to acquisition from affiliate	3	—	—	—	3
Decrease attributable to Class B units	(4)	—	—	—	(4)
Other	—	1	—	—	1
Balance at March 31, 2016	$6,805	$950	$1	$34	$7,790
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Basis of Presentation
Sunoco Logistics Partners L.P. (the "Partnership" or "SXL") is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of geographically diverse portfolio of integrated pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, natural gas liquids ("NGLs") and refined products. The Partnership conducts its business activities in 35 states located throughout the United States.
During the fourth quarter 2015, the Partnership realigned its reporting segments as a result of the continued investment in its organic growth capital program which has served to increase the integration that exists between its assets that service each commodity. This has also resulted in a shift in Management's strategic decision making process, resource allocation methodology, and assessment of the Partnership's financial results. The updated reporting segments are: Crude Oil, Natural Gas Liquids and Refined Products. The new segmentation provides the Partnership's investors with a more meaningful view of its business that is consistent with that of Management. For the purpose of comparability, all prior period segment disclosures have been recast to conform to the current presentation. Such recasts have no impact on previously reported consolidated earnings.
The consolidated financial statements reflect the results of the Partnership and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. At March 31, 2016, the Partnership held a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), and Price River Terminal, LLC ("PRT"), and as such, these entities are reflected as consolidated subsidiaries of the Partnership. The Partnership is not the primary beneficiary of any variable-interest entities ("VIEs"). All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests in net income and equity are shown separately in the condensed consolidated statements of comprehensive income and equity. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, which created Topic 842, Leases, and superseded the leases requirements in Topic 840. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Partnership is currently evaluating the impact that it will have on its consolidated financial statements and related disclosures.
In May 2014, the FASB codified guidance in ASU 2014-09 related to the recognition of revenue from contracts with customers. The new guidance outlines the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods, with early adoption permitted. The Partnership is currently assessing the impact, if any, that adoption of new guidance will have on its consolidated financial position and results of operations.
In the fourth quarter 2015, the Partnership adjusted its presentation of costs associated with issuances of debt in response to the early adoption of ASU 2015-03. This guidance requires costs incurred to issue certain debt instruments to be reflected as a reduction of the reported long-term debt liability within the consolidated balance sheet, as opposed to being reported as an asset. All prior periods are reported presenting the impact of ASU 2015-03. The adoption did not impact the Partnership's overall financial position or results of operations.
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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in annual financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2015 has been derived from the Partnership's audited financial statements for the year ended December 31, 2015. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal, recurring nature. Results for the three months ended March 31, 2016 are not necessarily indicative of results for the full year 2016.
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
In exchange for its 30 percent economic interest in the project, the Partnership issued 9.4 million Class B units to ETP, representing limited partner interests in the Partnership, and paid $382 million in cash to cover the Partnership's proportionate share of contributions at the time of closing. Since the interest in the project was acquired from a related party, the Partnership's initial investment was recorded at ETP's historical carrying value. Subsequent contributions will be made by the joint partners in proportion to their respective economic ownership interests. The Partnership's investment in the Bakken Pipeline project is reflected as an equity method investment within the Crude Oil segment. See Note 11 for additional information on the issuance of the Class B units.
In July 2015, the Partnership entered into an agreement with ETP and Phillips 66 to participate in the Bayou Bridge Pipeline project. The Partnership obtained a 30 percent economic interest in the project which, combined with ETP's 30 percent interest, will be a consolidated subsidiary of ETP. The project consists of a newly constructed pipeline that will deliver crude oil from Nederland, Texas to refinery markets in Louisiana. Commercial operations from Nederland, Texas to Lake Charles, Louisiana commenced in the second quarter 2016, with continued progress on construction of the pipeline segment to St. James, Louisiana. The Partnership is the operator of the pipeline and will continue to fund its proportionate share of the cost of the project, which is accounted for as an equity method investment within the Partnership's Crude Oil segment.
In connection with the formation of Bayview Refining Company, LLC ("Bayview") in the second quarter 2014, the joint owners agreed to guarantee the obligations of the entity with respect to certain third-party operating agreements over a ten-year term. The fair value of the liability recognized in connection with the guarantee was not material in relation to the Partnership’s financial position at March 31, 2016. The Partnership's note receivable from the joint owner of Bayview is reflected in other assets in the condensed consolidated balance sheet.
No pro forma information has been presented, as the impact of these investments was not material to the Partnership's consolidated financial position or results of operations.

3. Acquisitions
In January 2015, the Partnership acquired the remaining noncontrolling interest in West Texas Gulf Pipe Line Company ("West Texas Gulf"), from the Southwest Pipeline Holding Company for $131 million. The acquisition of the remaining ownership interest reduced noncontrolling interest and partners' equity by $26 and $105 million, respectively, in the first quarter 2015.
No pro forma information has been presented, as the impact of this acquisition was not material in relation to the Partnership's consolidated financial position or results of operations.

4. Related Party Transactions
The Partnership is a consolidated subsidiary of ETP. ETP and one of its affiliates own Sunoco Partners LLC, the Partnership's general partner, and a 26 percent limited partner interest in the Partnership, including the Class B units issued in October 2015. The Partnership has various operating and administrative agreements with ETP and its affiliates, which include the agreements described below.
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
The Partnership pays ETP and its affiliates an annual administrative fee for expenses incurred by ETP and its affiliates to perform certain centralized corporate functions, such as legal, accounting, information technology, insurance, office space rental, and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries or wages of employees of the general partner, or the cost of employee benefits or shared insurance.
The Partnership's share of allocated ETP employee benefit plan expenses, including defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits are reflected in operating expenses and selling, general and administrative expenses in the condensed consolidated statements of comprehensive income.
Affiliated Revenues and Accounts Receivable, Affiliated Companies
The Partnership is party to various agreements with ETP and its affiliates to supply crude oil and refined products, as well as to provide pipeline and terminalling services. The revenues associated with these activities are reflected as affiliated revenues in the condensed consolidated statements of comprehensive income.
Acquisitions
See Note 2 for additional information related to the Partnership's participation in the Bayou Bridge and Bakken pipeline projects.
Capital Contributions
In connection with the acquisition of the Marcus Hook Facility in the second quarter 2013, the Partnership will be reimbursed $40 million by an affiliate of ETP for certain operating expenses of the facility through March 31, 2017. The reimbursement proceeds are reflected as contributions to equity within the condensed consolidated statements of equity.

5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit
The general partner's interest in net income attributable to SXL consists of its general partner interest and "incentive distributions," which are increasing percentages of up to 50 percent of quarterly distributions in excess of $0.0833 per common unit (Note 12). The general partner was allocated net income attributable to SXL of $90 and $60 million (representing 62 and 167 percent of total net income attributable to SXL) for the three months ended March 31, 2016 and 2015, respectively. Diluted net income attributable to SXL per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to SXL by the sum of the weighted average number of common and Class B units outstanding and the dilutive effect of unvested incentive unit awards (Note 13).
In the first quarter 2016, net income attributable to SXL was reduced by $4 million in determining earnings per limited partner unit in accordance with accounting guidance applicable to the Class B units, which are reflected as redeemable limited partner interests.

The following table sets forth the reconciliation of the weighted average number of limited partner and Class B units used to compute basic net income attributable to SXL per limited partner unit to those used to compute diluted net income attributable to SXL per limited partner unit for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Weighted average number of units outstanding, basic	282.5	231.0
Add effect of dilutive incentive awards (1)	0.6	—
Weighted average number of units, diluted	283.1	231.0

(1)
Unvested incentive unit awards are not included within the calculation of the dilutive weighted average number of units for the three months ended March 31, 2015 since the effect on the net loss attributable to SXL per limited partner unit would have been antidilutive.

6. Inventories
The components of inventories are as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Crude oil	$453	$424
NGLs	83	83
Refined products	130	83
Refined products additives	2	3
Materials, supplies and other	15	14
Total Inventories	$683	$607
The Partnership's lower of cost or market ("LCM") reserves totaled $405 and $41 million, respectively, on its crude oil and NGLs inventories at March 31, 2016. At December 31, 2015, the LCM reserves totaled $381, $37 and $2 million on the Partnership's crude oil, NGLs and refined products inventories, respectively.

7. Goodwill and Intangible Assets
Intangible Assets
The components of intangible assets are as follows:

	Weighted Average Amortization Period	March 31, 2016	December 31, 2015
	(in years)	(in millions)
Gross
Customer relationships	18	$836	$836
Technology	10	47	47
Total gross		883	883
Accumulated amortization
Customer relationships		(161)	(149)
Technology		(17)	(16)
Total accumulated amortization		(178)	(165)
Total Net		$705	$718

Amortization expense was $13 million for the three months ended March 31, 2016 and 2015. The Partnership forecasts annual amortization expense of $51 million for each year through the year 2020, for its intangible assets.
Intangible assets associated with rights of way are included in properties, plants and equipment in the Partnership's condensed consolidated balance sheets.
Goodwill
Goodwill, which represents the excess of the purchase price in a business combination over the fair value of net assets acquired, is tested for impairment annually in the fourth quarter, or more often if events or changes in circumstances indicate that the carrying value of goodwill may exceed its estimated fair value. The Partnership's goodwill balance was $1,358 million at March 31, 2016 and December 31, 2015. The Partnership will continue to monitor the volatility in the energy markets and the impact it could have on the estimated fair value of its reporting segments. It is possible that continued negative volatility within these markets could change the Partnership's conclusion regarding whether goodwill is impaired.

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

9. Debt
The components of the Partnership's debt balance are as follows:

	March 31, 2016	December 31, 2015

Credit Facilities	(in millions)
$2.50 billion Credit Facility, due March 2020	$942	$562

Senior Notes
Senior Notes - 6.125%, due May 2016 (1)	175	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.40%, due April 2021	600	600
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25% due April 2024	500	500
Senior Notes - 5.95%, due December 2025	400	400
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30% due April 2044	700	700
Senior Notes - 5.35% due May 2045	800	800
Unamortized fair value adjustments (2)	90	93
Total debt	6,007	5,630
Less:
Unamortized bond discount and debt issuance costs (3)	(39)	(39)
Long-term debt	$5,968	$5,591

(1)	The 6.125 percent Senior Notes were classified as long-term debt at March 31, 2016 as the Partnership has the ability and intent to refinance such borrowings on a long-term basis.

(2)
Represents fair value adjustments on senior notes resulting from the application of push-down accounting in connection with the acquisition of the Partnership's general partner by ETP on October 5, 2012.

(3)
In the fourth quarter 2015, the Partnership adopted accounting guidance which requires certain debt issuance costs to be reflected as a reduction in the total long-term debt liability for all periods presented. The net long-term debt balance now includes $31 and $32 million of debt issuance costs at March 31, 2016 and December 31, 2015, respectively. Refer to Note 1 for additional information.

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
The $2.50 billion Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.5 to 1 at March 31, 2016, as calculated in accordance with the credit agreement.

10. Commitments and Contingent Liabilities
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At March 31, 2016 and December 31, 2015, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $5 and $6 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or are reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $2 and $3 million for the three months ended March 31, 2016 and 2015, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at March 31, 2016.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At March 31, 2016, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $8 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably for the Partnership. Management does not believe that any liabilities which may arise from such claims or the environmental matters discussed above would be material in relation to the Partnership's financial position, results of operations or cash flows at March 31, 2016. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results of operations or cash flows.
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
Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at March 31, 2016. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at March 31, 2016.

11. Equity
The changes in the number of common units outstanding from January 1, 2015 through March 31, 2016 are as follows:

Common Units
(in millions)
Balance at January 1, 2015	226.1
Units issued in public offering	15.5
Units issued under ATM program	26.8
Units issued under incentive plans	0.4
Balance at December 31, 2015	268.8
Units issued in public offering	—
Units issued under ATM program	12.1
Units issued under incentive plans	—
Balance at March 31, 2016	280.9
The Partnership maintains an at-the-market equity offering program ("ATM" program) which allows it to issue common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment grade credit ratings. For the three months ended March 31, 2016 and 2015, the Partnership issued 12.1 and 3.4 million common units under this program, for proceeds of $301 and $142 million, net of $3 and $2 million in fees and commissions to managers, respectively.
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
In October 2015, the Partnership issued 9.4 million Class B units to ETP in conjunction with the purchase of a 30 percent ownership interest in the Bakken pipeline. The Class B units represent a new class of limited partner interests in the Partnership which are not entitled to receive quarterly distributions that are made on the Partnership's common units, but are otherwise entitled to share in earnings pro-rata with common units. The Class B units will automatically convert to common units on a one-for-one basis in the third quarter 2017. However, the Partnership can exercise an option to call the Class B units for $300 million. If not exercised, ETP can exercise a put right during the third quarter 2017, effective prior to the one-for-one conversion date, for the greater of $313.5 million or the fair market value of the units, as defined in the unitholder agreement. As a result of the available put option, the amount attributable to the Class B units is excluded from total equity and instead reflected as redeemable interests in the Partnership's condensed consolidated balance sheet.

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

The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units through March 31, 2016:

			Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount		General Partner		Unitholders
Minimum Quarterly Distribution		$0.0750	2%		98%
First Target Distribution	up to	$0.0833	2%		98%
Second Target Distribution	above	$0.0833	15%	(1)	85%
	up to	$0.0958
Third Target Distribution	above	$0.0958	37%	(1)	63%
	up to	$0.2638
Thereafter	above	$0.2638	50%	(1)	50%

(1)	Includes general partner interest.
The distributions paid by the Partnership for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
February 12, 2016	$0.4790	$131	$85
November 13, 2015	$0.4580	$119	$76
August 14, 2015	$0.4380	$111	$69
May 15, 2015	$0.4190	$103	$62
February 13, 2015	$0.4000	$92	$54
On April 28, 2016, the Partnership's general partner announced a cash distribution of $0.489 per common unit ($1.96 annualized), representing the distribution for the first quarter 2016. The $232 million distribution, including $92 million to the general partner for its interests and incentive distribution rights, will be paid on May 13, 2016 to unitholders of record on May 9, 2016.

13. Management Incentive Plan
Sunoco Partners LLC, the general partner of the Partnership, has adopted the Sunoco Partners LLC Long-Term Incentive Plan ("LTIP") for employees and directors of the general partner who perform services for the Partnership.
In the fourth quarter 2015, the Partnership's unitholders approved the Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated (the "Restated LTIP"), which was previously approved by the board of directors of Sunoco Partners LLC, the Partnership's general partner. The Restated LTIP authorized an additional 10.0 million common units to be available under the plan; added additional types of awards that can be granted under the plan, such as phantom unit awards, unit appreciation rights, unrestricted unit awards and other unit-based awards ("plan awards"); added a prohibition on repricing of unit options and unit appreciation rights without the approval of the unitholders; provided for termination of the plan at the earliest date it is terminated by the board of directors, the date no more units remain available for grants, and December 1, 2025; and incorporated certain other administrative changes.
The Restated LTIP benefits eligible employees and directors of the general partner and its affiliates who perform services for the Partnership. The Restated LTIP is administered by the independent directors of the Compensation Committee of the general partner's board of directors with respect to employee awards, and by the general partner's board of directors with respect to awards granted to the independent directors. The Restated LTIP currently permits the grant of restricted units and unit options covering an additional 9.6 million common units.
The Partnership issued less than 0.1 and 0.3 million common units under its long-term incentive plan, and recognized share-based compensation expense of $5 and $4 million for the three months ended March 31, 2016 and 2015, respectively. Each of the outstanding restricted unit grants have tandem distribution equivalent rights which are recognized as a reduction to equity when earned.

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
Pursuant to the Partnership's approved risk management policy, derivative contracts, such as swaps, futures and other derivative instruments, may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions. The Partnership utilizes derivative instruments to mitigate the risk associated with market movements in the price of NGLs, refined products, and other commodities as necessary. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it. The Partnership has not designated any of its derivative contracts as hedges for accounting purposes, therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the consolidated statement of comprehensive income in the period in which they occur. All realized gains and losses associated with the Partnership's derivative contracts are recorded in earnings in the same line item associated with the forecasted transaction (either sales and other operating revenue or cost of products sold).
The Partnership had open derivative positions on approximately 6.5 and 9.2 million barrels of refined products and NGLs at March 31, 2016 and December 31, 2015, respectively. The derivatives outstanding as of March 31, 2016 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of March 31, 2016, the fair value of the Partnership's derivative assets and liabilities were approximately $5 and $6 million, respectively, compared to $30 and $18 million at December 31, 2015. Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.
The following table sets forth the impact of derivatives on the Partnership's results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Location of Gains (Losses) Recognized in Earnings	(in millions)
Commodity contracts not designated as cash flow hedging instruments:
Sales and other operating revenue	$3	$(1)
Cost of products sold	(1)	—
	$2	$(1)

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
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At March 31, 2016, the Partnership had $942 million of consolidated variable-rate borrowings under its revolving credit facility.

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
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair values of the Partnership's senior notes are determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at March 31, 2016 was $4.5 billion, compared to the carrying amount of $5.1 billion. The estimated aggregate fair value of the senior notes at December 31, 2015 was $4.2 billion, compared to the carrying amount of $5.1 billion.
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

The following tables summarize condensed consolidated statements of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to the Partnership for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Sales and other operating revenue (1)
Crude Oil	$1,380	$2,326
Natural Gas Liquids	233	186
Refined Products	164	60
Total sales and other operating revenue	$1,777	$2,572

Depreciation and amortization
Crude Oil	$59	$48
Natural Gas Liquids	21	16
Refined Products	26	18
Total depreciation and amortization	$106	$82

Impairment charge and other matters
Crude Oil	$24	$68
Natural Gas Liquids	4	(27)
Refined Products	(2)	—
Total impairment charge and other matters	$26	$41

Adjusted EBITDA
Crude Oil	$224	$160
Natural Gas Liquids	74	28
Refined Products	51	33
Total Adjusted EBITDA	349	221
Interest expense, net	(39)	(29)
Depreciation and amortization expense	(106)	(82)
Impairment charge and other matters	(26)	(41)
Provision for income taxes	(5)	(6)
Non-cash compensation expense	(5)	(4)
Unrealized losses on commodity risk management activities	(13)	(15)
Amortization of excess equity method investment	(1)	(1)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(8)	(6)
Net Income	146	37
Less: Net income attributable to noncontrolling interests	(1)	(1)
Net Income attributable to Sunoco Logistics Partners L.P.	$145	$36

(1)	Sales and other operating revenue includes the following amounts from ETP and its affiliates for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Crude Oil	$4	$61
Natural Gas Liquids	49	36
Refined Products	56	22
Total sales and other operating revenue	$109	$119

The following table summarizes the identifiable assets for each segment as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in millions)
Crude Oil	$9,092	$8,802
Natural Gas Liquids	4,038	3,764
Refined Products	2,778	2,747
Corporate and other assets (1)	146	176
Total identifiable assets	$16,054	$15,489

(1)	Corporate and other assets consist of cash and cash equivalents, properties, plants and equipment and other assets.

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

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer		Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—		$1,668	$—	$1,668
Affiliates	—	—		109	—	109
Total Revenues	—	—		1,777	—	1,777
Costs and Expenses
Cost of products sold	—	—		1,413	—	1,413
Operating expenses	—	—		23	—	23
Selling, general and administrative expenses	—	—		26	—	26
Depreciation and amortization expense	—	—		106	—	106
Impairment charge and other matters	—	—		26	—	26
Total Costs and Expenses	—	—		1,594	—	1,594
Operating Income	—	—		183	—	183
Interest cost and debt expense, net	—	(64)		(1)	—	(65)
Capitalized interest	—	26		—	—	26
Other income	—	—		7	—	7
Equity in earnings of subsidiaries	145	183		—	(328)	—
Income (Loss) Before Provision for Income Taxes	145	145		189	(328)	151
Provision for income taxes	—	—		(5)	—	(5)
Net Income (Loss)	145	145		184	(328)	146
Net income attributable to noncontrolling interests	—	—		(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$145	$145		$183	$(328)	$145

Comprehensive Income (Loss)	$145	$145	—	$185	$(328)	$147
Less: Comprehensive income attributable to noncontrolling interests	—	—		(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$145	$145		$184	$(328)	$146

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$2,453	$—	$2,453
Affiliates	—	—	119	—	119
Total Revenues	—	—	2,572	—	2,572
Costs and Expenses
Cost of products sold	—	—	2,318	—	2,318
Operating expenses	—	—	40	—	40
Selling, general and administrative expenses	—	—	25	—	25
Depreciation and amortization expense	—	—	82	—	82
Impairment charge and other matters	—	—	41	—	41
Total Costs and Expenses	—	—	2,506	—	2,506
Operating Income	—	—	66	—	66
Interest cost and debt expense, net	—	(49)	(1)	—	(50)
Capitalized interest	—	21	—	—	21
Other income	—	—	6	—	6
Equity in earnings of subsidiaries	36	64	—	(100)	—
Income (Loss) Before Provision for Income Taxes	36	36	71	(100)	43
Provision for income taxes	—	—	(6)	—	(6)
Net Income (Loss)	36	36	65	(100)	37
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$36	$36	$64	$(100)	$36

Comprehensive Income (Loss)	$36	$36	$64	$(100)	$36
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$36	$36	$63	$(100)	$35

Condensed Consolidating Balance Sheet
March 31, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$43	$—	$—	$43
Accounts receivable, affiliated companies	—	8	35	—	43
Accounts receivable, net	—	—	1,146	—	1,146
Inventories	—	—	683	—	683
Other current assets	—	—	15	—	15
Total Current Assets	—	51	1,879	—	1,930
Properties, plants and equipment, net	—	—	11,079	—	11,079
Investment in affiliates	6,637	9,883	911	(16,520)	911
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	705	—	705
Other assets	—	5	66	—	71
Total Assets	$6,637	$9,939	$15,998	$(16,520)	$16,054
Liabilities and Equity
Accounts payable	$—	$2	$1,340	$—	$1,342
Accounts payable, affiliated companies	—	—	20	—	20
Accrued liabilities	—	54	162	—	216
Accrued taxes payable	—	—	33	—	33
Intercompany	(1,409)	(2,722)	4,131	—	—
Total Current Liabilities	(1,409)	(2,666)	5,686	—	1,611
Long-term debt	—	5,968	—	—	5,968
Other deferred credits and liabilities	—	—	126	—	126
Deferred income taxes	—	—	254	—	254
Total Liabilities	(1,409)	3,302	6,066	—	7,959
Redeemable noncontrolling interests	—	—	15	—	15
Redeemable Limited Partners' interests	290	—	—	—	290
Total Equity	7,756	6,637	9,917	(16,520)	7,790
Total Liabilities and Equity	$6,637	$9,939	$15,998	$(16,520)	$16,054

Condensed Consolidating Balance Sheet
December 31, 2015
(in millions, audited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$37	$—	$—	$37
Accounts receivable, affiliated companies	—	3	17	—	20
Accounts receivable, net	—	—	1,165	—	1,165
Inventories	—	—	607	—	607
Other current assets	—	—	19	—	19
Total Current Assets	—	40	1,808	—	1,848
Properties, plants and equipment, net	—	—	10,692	—	10,692
Investment in affiliates	6,488	9,692	802	(16,180)	802
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	718	—	718
Other assets	—	6	65	—	71
Total Assets	$6,488	$9,738	$15,443	$(16,180)	$15,489
Liabilities and Equity
Accounts payable	$—	$1	$1,250	$—	$1,251
Accounts payable, affiliated companies	—	—	39	—	39
Accrued liabilities	1	66	262	—	329
Accrued taxes payable	—	—	44	—	44
Intercompany	(1,320)	(2,408)	3,728	—	—
Total Current Liabilities	(1,319)	(2,341)	5,323	—	1,663
Long-term debt	—	5,591	—	—	5,591
Other deferred credits and liabilities	—	—	125	—	125
Deferred income taxes	—	—	254	—	254
Total Liabilities	(1,319)	3,250	5,702	—	7,633
Redeemable noncontrolling interests	—	—	15	—	15
Redeemable Limited Partners' interests	286	—	—	—	286
Total Equity	7,521	6,488	9,726	(16,180)	7,555
Total Liabilities and Equity	$6,488	$9,738	$15,443	$(16,180)	$15,489

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$145	$127	$176	$(328)	$120
Cash Flows from Investing Activities:
Capital expenditures	—	—	(580)	—	(580)
Change in long-term note receivable	—	—	(1)	—	(1)
Intercompany	(229)	(501)	402	328	—
Net cash provided by (used in) investing activities	(229)	(501)	(179)	328	(581)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(216)	—	—	—	(216)
Distributions paid to noncontrolling interests	(1)	—	—	—	(1)
Net proceeds from issuance of limited partner units	301	—	—	—	301
Repayments under credit facilities	—	(813)	—	—	(813)
Borrowings under credit facilities	—	1,193	—	—	1,193
Contributions attributable to acquisition from affiliate	—	—	3	—	3
Net cash provided by financing activities	84	380	3	—	467
Net change in cash and cash equivalents	—	6	—	—	6
Cash and cash equivalents at beginning of period	—	37	—	—	37
Cash and cash equivalents at end of period	$—	$43	$—	$—	$43

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$36	$38	$(50)	$(100)	$(76)
Cash Flows from Investing Activities:
Capital expenditures	—	—	(567)	—	(567)
Acquisitions	—	—	(131)	—	(131)
Change in long-term note receivable	—	—	(6)	—	(6)
Intercompany	(579)	(280)	759	100	—
Net cash provided by (used in) investing activities	(579)	(280)	55	100	(704)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(146)	—	—	—	(146)
Net proceeds from issuance of limited partner units	689	—	—	—	689
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(8)	—	(8)
Repayments under credit facilities	—	(750)	—	—	(750)
Borrowings under credit facilities	—	950	—	—	950
Contributions attributable to acquisition from affiliate	—	—	3	—	3
Other	—	(5)	—	—	(5)
Net cash provided by (used in) financing activities	543	195	(5)	—	733
Net change in cash and cash equivalents	—	(47)	—	—	(47)
Cash and cash equivalents at beginning of period	—	101	—	—	101
Cash and cash equivalents at end of period	$—	$54	$—	$—	$54

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
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
Results of Operations
The following table summarizes our consolidated operating results for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in millions, except per unit data)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$1,668	$2,453
Affiliates	109	119
Total Revenues	1,777	2,572
Costs and Expenses
Cost of products sold (1)	1,413	2,318
Operating expenses (1)	23	40
Selling, general and administrative expenses	26	25
Depreciation and amortization expense	106	82
Impairment charge and other matters	26	41
Total Costs and Expenses	1,594	2,506
Operating Income	183	66
Interest cost and debt expense, net	(65)	(50)
Capitalized interest	26	21
Other income	7	6
Income Before Provision for Income Taxes	151	43
Provision for income taxes	(5)	(6)
Net Income	146	37
Less: Net income attributable to noncontrolling interests	(1)	(1)
Net Income Attributable to Sunoco Logistics Partners L.P.	$145	$36
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$0.18	$(0.10)
Diluted	$0.18	$(0.10)

(1)
In connection with the change in our reportable segments in the fourth quarter 2015, we adjusted the elimination of certain intercompany transactions to conform to the new segment presentation, which included recasting prior period amounts to conform to the current presentation. These changes did not impact our total expenses or net income.

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
The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net Income	$146	$37
Interest expense, net	39	29
Depreciation and amortization expense	106	82
Impairment charge and other matters	26	41
Provision for income taxes	5	6
Non-cash compensation expense	5	4
Unrealized losses on commodity risk management activities	13	15
Amortization of excess investment in joint venture interests	1	1
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	8	6
Adjusted EBITDA	349	221
Interest expense, net	(39)	(29)
Provision for current income taxes	(5)	(8)
Amortization of fair value adjustments on long-term debt	(3)	(3)
Proportionate share of unconsolidated affiliates' interest, provision for current income taxes and maintenance capital expenditures (1)	(8)	(10)
Maintenance capital expenditures	(13)	(15)
Distributable cash flow attributable to noncontrolling interests	(1)	(1)
Contributions attributable to acquisition from affiliate	3	3
Distributable Cash Flow (1)	$283	$158

(1)
During the first quarter 2016, we changed our definition of distributable cash flow to conform to the presentation utilized by our general partner. The change did not have a material impact on our distributable cash flow. Prior period amounts have been recast to conform to current presentation.

Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to SXL") was $145 and $36 million for the three months ended March 31, 2016 and 2015, respectively. Results for the three months ended March 31, 2016 and 2015 included non-cash inventory adjustments of $26 and $41 million, respectively, related to fluctuations in commodity prices during both periods. Excluding these non-cash items, net income attributable to SXL increased $94 million compared to the prior year period. This increase was attributable to higher operating results from all of our reporting segments, which included approximately $52 million related to favorable LIFO inventory accounting. These positive impacts were partially offset by higher depreciation and amortization expense related to expansion capital projects placed into service in 2015 and higher net interest expense largely attributable to the $1.0 billion senior notes offering in November 2015.
See "Analysis of Operating Segments" and "Liquidity and Capital Resources" below for additional details on operating results.

Analysis of Operating Segments
We manage our operations through three operating segments: Crude Oil, Natural Gas Liquids and Refined Products.
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
The following table summarizes the operating results and key operating measures for our Crude Oil segment for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$1,376	$2,265
Affiliates	4	61
Total sales and other operating revenue	$1,380	$2,326
Depreciation and amortization expense	$59	$48
Impairment charges and other matters (1)	$24	$68
Adjusted EBITDA	$224	$160
Pipeline throughput (thousands of barrels per day ("bpd")) (2)	2,223	2,124
Terminal throughput (thousands of bpd)	1,517	1,297
Gross profit (3)	$235	$172

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity interests which are not consolidated.

(3)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Crude Oil segment increased $64 million to $224 million for the three months ended March 31, 2016, as compared to $160 million for the prior year period. During the quarter, we continued to utilize our storage capabilities to capture the contango market structure. The impact of LIFO inventory accounting in an environment where commodity prices are falling resulted in approximately $60 million of positive earnings in the quarter. This favorable LIFO timing is expected to be reversed in future periods as commodity prices rise or those inventory positions are liquidated. Excluding this favorable inventory timing, the Crude Oil segment increased $4 million compared to the first quarter 2015. The increase was due to improved results from our crude oil pipelines ($45 million) which benefited from the Permian Express 2 pipeline that commenced operations in July 2015, and higher results from our crude oil terminals ($8 million) largely related to our Nederland facility. These increases were largely offset by a decrease in operating results from our crude oil acquisition and marketing activities ($50 million) resulting from narrowing crude oil differentials. These results are inclusive of transportation and storage fees related to our crude oil pipelines and terminal facilities.

Natural Gas Liquids
Our Natural Gas Liquids segment transports, stores, and executes acquisition and marketing activities utilizing an integrated network of pipeline assets in the northeast and southwest United States, storage and blending facilities, and strategic off-take locations that provide access to multiple natural gas liquid ("NGL") markets. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our pipeline assets, fees for terminalling services provided, and the marketing of NGLs. Rates for shipments on the NGLs pipelines are regulated by the FERC and other state and Canadian regulatory agencies, as applicable.
The following table summarizes the operating results and key operating measures for our Natural Gas Liquids segment for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$184	$150
Affiliates	49	36
Total sales and other operating revenue	$233	$186
Depreciation and amortization expense	$21	$16
Impairment charge and other matters (1)	$4	$(27)
Adjusted EBITDA	$74	$28
Pipeline throughput (thousands of bpd)	269	148
Terminal throughput (thousands of bpd)	220	124
Gross profit (2)	$79	$19

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Natural Gas Liquids segment increased $46 million to $74 million for the three months ended March 31, 2016, as compared to $28 million for the prior year period. The increase was largely attributable to increased volumes and fees from our Mariner NGLs projects ($38 million), which includes our Nederland and Marcus Hook facilities. Higher volumes related to our NGLs acquisition and marketing activities ($7 million) and the absence of unfavorable LIFO inventory accounting also contributed to the increase.

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
The following table summarizes the operating results and key operating measures for our Refined Products segment for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$108	$38
Affiliates	56	22
Total sales and other operating revenue	$164	$60
Depreciation and amortization expense	$26	$18
Impairment charge and other matters (1)	$(2)	$—
Adjusted EBITDA	$51	$33
Pipeline throughput (thousands of bpd) (2)	522	436
Terminal throughput (thousands of bpd)	532	483
Gross profit (3)	$27	$23

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(3)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Refined Products segment increased $18 million to $51 million for the three months ended March 31, 2016, as compared to $33 million for the prior year period. The increase was driven primarily by increased operating results from our refined products pipelines ($9 million), which was largely attributable to the commencement of operations on our Allegheny Access project in 2015. Improved earnings from our refined products acquisition and marketing activities ($8 million) and increased contributions from our refined products joint ventures ($1 million) also contributed to the improvement.

Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our $2.50 billion Credit Facility are our primary sources of liquidity. At March 31, 2016, we had a net working capital surplus of $319 million and available borrowing capacity of $1.56 billion under our revolving credit facility. We supplement our cash flows from operations with proceeds from our at-the-market equity offering program ("ATM" program) and periodically with debt and equity financing activities.
Credit Facilities
We maintain a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, to fund our working capital requirements, finance acquisitions and capital projects, and for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. In September 2015, we initiated a commercial paper program under the borrowing limits established by our $2.50 billion Credit Facility. In June 2015, the $2.50 billion Credit Facility was amended to create a segregated tranche of borrowings that will be guaranteed by ETP. The amendment did not modify the outstanding borrowings, total capacity or terms of the facility. Outstanding borrowings amounted to $942 and $562 million at March 31, 2016 and December 31, 2015, respectively.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.5 to 1 at March 31, 2016, as calculated in accordance with the credit agreement.
The West Texas Gulf $35 million revolving credit facility matured in April 2015 and was repaid with borrowings from the $2.50 billion Credit Facility.
Equity Offerings
We maintain an ATM program which allows us to issue common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. For the three months ended March 31, 2016 and 2015, the Partnership issued 12.1 and 3.4 million common units under this program, for net proceeds of $301 and $142 million, respectively.
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
Net cash provided by operating activities for the three months ended March 31, 2016 of $120 million was primarily related to net income of $146 million, adjusted for non-cash charges for depreciation and amortization totaling $106 million and a $26 million non-cash inventory adjustment related to changes in commodity prices. These sources of cash were partially offset by a $164 million increase in working capital largely attributable to an increase in inventories.
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
Net cash used in investing activities of $581 million for the three months ended March 31, 2016, primarily included expansion and maintenance capital expenditures.
Net cash used in investing activities of $704 million for the three months ended March 31, 2015, primarily related to $567 million of expansion and maintenance capital expenditures on our existing assets and a $131 million acquisition of the remaining noncontrolling ownership interest in West Texas Gulf.
Financing Activities
Cash flows from financing activities relate primarily to the payment of distributions to partners; proceeds from overnight equity and ATM offerings; and borrowings and repayments under our credit facility.
Net cash provided by financing activities for the three months ended March 31, 2016 of $467 million resulted primarily from $380 million of net borrowings under our $2.50 billion Credit Facility and $301 million of net proceeds from our ATM program. These sources of cash were partially offset by $216 million in distributions paid to limited partners and the general partner.
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

•	Acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.
The following table summarizes our capital expenditures for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Expansion	$574	$423
Maintenance	13	15
Acquisitions	—	131
Total	$587	$569
Expansion capital expenditures for the three months ended March 31, 2016 and 2015 included spending to: invest in the announced Mariner NGLs projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through announced expansion capital and joint projects; expand the service capabilities of our crude oil, NGLs and refined products acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals.
Maintenance capital expenditures for both periods presented primarily included recurring expenditures such as pipeline integrity costs; pipeline relocations; repair and upgrade of field instrumentation, including measurement devices; repair and replacement of tank floors and roofs; upgrades of cathodic protection systems, crude trucks and related equipment; and the upgrade of pump stations.
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
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At March 31, 2016, we had $942 million of variable-rate borrowings under our revolving credit facility. Outstanding borrowings bear interest cost at LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable-rate debt arrangements. Our weighted average interest rate on our variable-rate borrowings was approximately 2 percent at March 31, 2016. A one-percent movement in the weighted average rate would have impacted interest expense by approximately $2 million for the three months ended March 31, 2016.
At March 31, 2016, we had $5.0 billion of fixed-rate borrowings which was comprised of our outstanding senior notes. This amount excludes the $90 million of unamortized fair value adjustments resulting from the application of push-down accounting in connection with the acquisition of our general partner by ETP. The estimated fair value of our senior notes was $4.5 billion at March 31, 2016. A hypothetical one-percent movement in interest rates would have impacted the fair value of our fixed-rate borrowings by approximately $412 million.
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
We do not use futures or other derivative instruments to speculate on crude oil, natural gas liquids ("NGLs") or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted refined products and NGLs purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At March 31, 2016, the fair market value of our open derivative positions resulted in a net liability of $1 million on 6.5 million barrels of refined products and NGLs. These derivative positions vary in length but do not extend beyond one year.
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
Words such as "may," "anticipates," "believes," "expects," "estimates," "planned," "scheduled" or similar phrases or expressions identify forward-looking statements. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

•	Our ability to successfully consummate announced acquisitions or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in the supply of, or demand for crude oil, NGLs and refined products that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, NGLs and refined products we buy and sell;

•	An increase in the competition encountered by our terminals, pipelines and acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local tax, safety, environmental and employment laws;

•	Changes in regulations governing the composition of the products that we transport, terminal and store;

•	Improvements in energy efficiency and development of technology resulting in reduced demand for refined petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws, and interpretations of both;

•
Global and domestic economic repercussions, including disruptions in the crude oil, NGLs and refined products markets, from terrorist activities, international hostilities and other events, and the government’s response thereto;

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
As of March 31, 2016, the Partnership carried out an evaluation, under the supervision and with the participation of management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer and its Chief Financial Officer and Treasurer concluded that the Partnership's disclosure controls and procedures were effective.
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

There are certain proceedings arising prior to the February 2002 initial public offering ("IPO") pending against Sunoco, Inc. ("Sunoco") and us (as successor to certain liabilities of those predecessors). Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them may be resolved unfavorably. Sunoco has agreed to indemnify the Partnership for 100 percent of all losses from environmental liabilities related to the transferred assets arising prior to, and asserted within 21 years of February 8, 2002. There is no monetary cap on this indemnification from Sunoco. Sunoco's share of liability for claims asserted thereafter will decrease by 10 percent each year through the thirtieth year following the February 8, 2002 date. Any remediation liabilities not covered by this indemnity will be our responsibility. In addition, Sunoco is obligated to indemnify us under certain other agreements executed after the IPO.
In April 2016, the Pipeline and Hazardous Materials Safety Administration ("PHMSA") issued a Notice of Probable Violation ("NOPV"), Proposed Civil Penalty and Proposed Compliance Order related to certain procedures carried out during construction of the Partnership's Permian Express 2 pipeline system in Texas. The correspondence proposes penalties in excess of $0.1 million, and the Partnership is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
In April 2015, the PHMSA issued two separate NOPVs related to the Partnership's West Texas Gulf pipeline in connection with repairs being carried out on the pipeline. The NOPVs propose penalties in excess of $0.1 million, and the Partnership is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonable determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows or financial position.
There are certain pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, financial position or cash flows at March 31, 2016.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A. of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.

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

101.1
The following financial information from Sunoco Logistics Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements

We are pleased to furnish this Form 10-Q to unitholders who request it by writing to:
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
Date: May 5, 2016