Form 10-Q
period 2016-06-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2016-08-04
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
At August 1, 2016, the number of the registrant's Common and Class B Units outstanding were 297,903,172 and 9,416,196, respectively.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per unit amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,174	$2,996	$3,842	$5,449
Affiliates (Note 4)	94	206	203	325
Total Revenues	2,268	3,202	4,045	5,774
Costs and Expenses
Cost of products sold	1,991	2,837	3,404	5,155
Operating expenses	33	39	56	79
Selling, general and administrative expenses	28	25	54	50
Depreciation and amortization expense	109	94	215	176
Impairment charge and other matters (Notes 6 and 16)	(132)	(100)	(106)	(59)
Total Costs and Expenses	2,029	2,895	3,623	5,401
Operating Income	239	307	422	373
Interest cost and debt expense, net	(65)	(52)	(130)	(102)
Capitalized interest	26	21	52	42
Other income	8	6	15	12
Income Before Provision for Income Taxes	208	282	359	325
Provision for income taxes (Note 8)	(6)	(5)	(11)	(11)
Net Income	202	277	348	314
Net income attributable to noncontrolling interests	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	(1)	—	(1)
Net Income Attributable to Sunoco Logistics Partners L.P.	202	276	347	312
Less: General Partner's interest	(98)	(71)	(188)	(131)
Limited Partners' interest	$104	$205	$159	$181

Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$0.34	$0.83	$0.53	$0.76
Diluted	$0.34	$0.83	$0.52	$0.75

Weighted average Limited Partners' units outstanding (Note 5):
Basic	296.5	246.7	289.5	238.9
Diluted	297.2	247.5	290.2	239.8

Net Income	$202	$277	$348	$314
Adjustment to affiliate's pension funded status	—	—	1	(1)
Other Comprehensive Income (Loss)	—	—	1	(1)
Comprehensive Income	202	277	349	313
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	(1)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	(1)	—	(1)
Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$202	$276	$348	$311
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$36	$37
Accounts receivable, net	1,397	1,165
Accounts receivable, affiliated companies (Note 4)	36	20
Inventories (Note 6)	763	607
Note receivable, affiliated companies (Note 4)	128	—
Other current assets	16	19
Total Current Assets	2,376	1,848
Properties, plants and equipment	12,375	11,527
Less accumulated depreciation and amortization	(1,025)	(835)
Properties, plants and equipment, net	11,350	10,692
Investment in affiliates	951	802
Goodwill	1,358	1,358
Intangible assets, net (Note 7)	693	718
Other assets	71	71
Total Assets	$16,799	$15,489
Liabilities and Equity
Accounts payable	$1,571	$1,251
Accounts payable, affiliated companies (Note 4)	38	39
Accrued liabilities	215	329
Accrued taxes payable (Note 8)	46	44
Total Current Liabilities	1,870	1,663
Long-term debt (Note 9)	6,112	5,591
Other deferred credits and liabilities	127	125
Deferred income taxes (Note 8)	255	254
Total Liabilities	8,364	7,633
Commitments and contingent liabilities (Note 10)
Redeemable noncontrolling interests	15	15
Redeemable Limited Partners' interests (Note 11)	293	286
Total Equity	8,127	7,555
Total Liabilities and Equity	$16,799	$15,489
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$348	$314
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	215	176
Impairment charge and other matters	(106)	(59)
Deferred income tax expense (benefit)	1	(3)
Amortization of bond premium	(6)	(6)
Non-cash compensation expense	11	8
Equity in earnings of unconsolidated affiliates	(16)	(13)
Distributions from unconsolidated affiliates	10	10
Changes in working capital pertaining to operating activities:
Accounts receivable, net	(252)	(31)
Accounts receivable, affiliated companies	(16)	(43)
Inventories	(50)	(201)
Accounts payable, affiliated companies	(1)	(6)
Accounts payable and accrued liabilities	213	(52)
Accrued taxes payable	2	(4)
Unrealized losses on commodity risk management activities	17	23
Other	5	(1)
Net cash provided by operating activities	375	112
Cash Flows from Investing Activities:
Capital expenditures	(995)	(1,074)
Acquisitions	—	(131)
Change in note receivable, affiliated companies	(128)	—
Change in long-term note receivable	(1)	(9)
Net cash used in investing activities	(1,124)	(1,214)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(448)	(311)
Distributions paid to noncontrolling interests	(2)	—
Net proceeds from issuance of limited partner units	667	1,013
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	(9)
Repayments under credit facilities	(1,863)	(1,160)
Borrowings under credit facilities	2,564	1,525
Repayments of senior notes	(175)	—
Contributions attributable to acquisition from affiliate	4	6
Other	1	(5)
Net cash provided by financing activities	748	1,059
Net change in cash and cash equivalents	(1)	(43)
Cash and cash equivalents at beginning of period	37	101
Cash and cash equivalents at end of period	$36	$58
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 1, 2015	$5,752	$925	$1	$60	$6,738
Net Income	181	131	—	1	313
Adjustment to affiliate's pension funded status	—	—	(1)	—	(1)
Total comprehensive income (loss)	181	131	(1)	1	312
Issuance of limited partner units to the public	1,013	—	—	—	1,013
Non-cash compensation expense	8	—	—	—	8
Distribution equivalent rights	(1)	—	—	—	(1)
Payments of statutory withholding on issuance under LTIP	(9)	—	—	—	(9)
Distributions	(195)	(116)	—	—	(311)
Contributions attributable to acquisition from affiliate	6	—	—	—	6
Acquisition of a noncontrolling interest in a consolidated subsidiary	(103)	(2)	—	(26)	(131)
Other	2	—	—	—	2
Balance at June 30, 2015	$6,654	$938	$—	$35	$7,627

Balance at January 1, 2016	$6,577	$944	$—	$34	$7,555
Net Income	159	188	—	1	348
Adjustment to affiliate's pension funded status	—	—	1	—	1
Total comprehensive income	159	188	1	1	349
Issuance of limited partner units to the public	667	—	—	—	667
Non-cash compensation expense	11	—	—	—	11
Distribution equivalent rights	(2)	—	—	—	(2)
Distributions	(271)	(177)	—	(2)	(450)
Contributions attributable to acquisition from affiliate	4	—	—	—	4
Decrease attributable to Class B units	(7)	—	—	—	(7)
Other	(1)	1	—	—	—
Balance at June 30, 2016	$7,137	$956	$1	$33	$8,127
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
The consolidated financial statements reflect the results of the Partnership and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. At June 30, 2016, the Partnership held a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), and Price River Terminal, LLC ("PRT"), and as such, these entities are reflected as consolidated subsidiaries of the Partnership. The Partnership is not the primary beneficiary of any variable-interest entities ("VIEs"). All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests in net income and equity are shown separately in the condensed consolidated statements of comprehensive income and equity. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.
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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in annual financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2015 has been derived from the Partnership's audited financial statements for the year ended December 31, 2015. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal, recurring nature. Results for the three and six months ended June 30, 2016 are not necessarily indicative of results for the full year 2016.
Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. Changes in Business and Other Matters
In October 2015, the Partnership finalized its participation in the Bakken Pipeline project with Energy Transfer Partners, L.P. ("ETP") and Phillips 66. The Partnership obtained a 30 percent economic interest in the project which is a consolidated subsidiary of ETP. The project consists of existing and newly constructed pipelines that are expected to provide aggregate takeaway capacity of approximately 450 thousand barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminalling hubs in the Midwest and Gulf Coast, including the Partnership's Nederland terminal. The ultimate takeaway capacity target for the project is 570 thousand barrels per day. The Partnership expects to reach agreement to become the operator of the pipeline system, which is expected to begin commercial operations in the fourth quarter of 2016.
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
In May 2016, the joint partners agreed to provide the Bakken entities with a short-term loan in connection with ongoing construction of the project. The loan was made by the partners in proportion to the respective ownership interests. At June 30, 2016, the outstanding balance of the note receivable due to the Partnership was $128 million and is reflected as a note receivable from affiliated companies in the condensed consolidated balance sheet.
In August 2016, the Partnership, ETP, and Phillips 66 announced the completion of project-level financing of the Bakken Pipeline project. The $2.5 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the project. The note receivable in connection with the Bakken Pipeline project was repaid in August 2016 with borrowings under the project's $2.5 billion credit facility. Additionally, the Partnership and ETP announced the signing of an agreement to sell 49 percent of their respective interests in the Bakken Pipeline project for $2 billion in cash to MarEn Bakken Company LLC, an entity jointly owned by Enbridge Energy Partners, L.P. and Marathon Petroleum Corporation. The transaction is expected to close in the third quarter 2016, subject to certain closing conditions, at which time the Partnership will receive $800 million in cash. The carrying amount of the Partnership's investment in the Bakken Pipeline project was $623 million at June 30, 2016. Subsequent to closing, the Partnership's ownership interest in the Bakken Pipeline project will be 15.3 percent.
In July 2015, the Partnership entered into an agreement with ETP and Phillips 66 to participate in the Bayou Bridge Pipeline project. The Partnership obtained a 30 percent economic interest in the project which, combined with ETP's 30 percent interest, will be a consolidated subsidiary of ETP. The project consists of a newly constructed pipeline that will deliver crude oil from Nederland, Texas to refinery markets in Louisiana. Commercial operations from Nederland, Texas to Lake Charles, Louisiana commenced in the second quarter 2016, with continued progress on the pipeline segment to St. James, Louisiana. The Partnership is the operator of the pipeline and will continue to fund its proportionate share of the cost of the project, which is accounted for as an equity method investment within the Partnership's Crude Oil segment.

In connection with the formation of Bayview Refining Company, LLC ("Bayview") in the second quarter 2014, the joint owners agreed to guarantee the obligations of the entity with respect to certain third-party operating agreements over a ten-year term. The fair value of the liability recognized in connection with the guarantee was not material in relation to the Partnership’s financial position at June 30, 2016. The Partnership's note receivable from the joint owner of Bayview is reflected in other assets in the condensed consolidated balance sheet.
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

4. Related Party Transactions
The Partnership is a consolidated subsidiary of ETP. ETP and one of its affiliates own Sunoco Partners LLC, the Partnership's general partner, and a 25 percent limited partner interest in the Partnership, including the Class B units issued in October 2015. The Partnership has various operating and administrative agreements with ETP and its affiliates, which include the agreements described below.
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
Affiliated Revenues and Accounts Receivable, Affiliated Companies
The Partnership is party to various agreements with ETP and its affiliates to supply crude oil, NGLs and refined products, as well as to provide pipeline and terminalling services. The revenues associated with these activities are reflected as affiliated revenues in the condensed consolidated statements of comprehensive income.
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

Notes Receivable from Affiliated Companies
See Note 2 for additional information related to the note receivable in connection with the Bakken Pipeline project.

5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit
The general partner's interest in net income attributable to SXL consists of its general partner interest and "incentive distributions," which are increasing percentages of up to 50 percent of quarterly distributions in excess of $0.0833 per common unit (Note 12). The general partner was allocated net income attributable to SXL of $98 and $71 million (representing 49 and 26 percent of total net income attributable to SXL) for the three months ended June 30, 2016 and 2015, respectively. The general partner was allocated net income attributable to SXL of $188 and $131 million (representing 54 and 42 percent of total net income attributable to SXL) for the six months ended June 30, 2016 and 2015, respectively. Diluted net income attributable to SXL per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to SXL by the sum of the weighted average number of common and Class B units outstanding and the dilutive effect of unvested incentive unit awards (Note 13).
For the three and six months ended June 30, 2016, net income attributable to SXL was reduced by $3 and $7 million, respectively, in determining earnings per limited partner unit in accordance with accounting guidance applicable to the Class B units, which are reflected as redeemable limited partner interests.
The following table sets forth the reconciliation of the weighted average number of limited partner and Class B units used to compute basic net income attributable to SXL per limited partner unit to those used to compute diluted net income attributable to SXL per limited partner unit for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Weighted average number of units outstanding, basic	296.5	246.7	289.5	238.9
Add effect of dilutive incentive awards	0.7	0.8	0.7	0.9
Weighted average number of units, diluted	297.2	247.5	290.2	239.8

6. Inventories
The components of inventories are as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Crude oil	$564	$424
NGLs	80	83
Refined products	104	83
Refined products additives	2	3
Materials, supplies and other	13	14
Total Inventories	$763	$607
The Partnership's lower of cost or market ("LCM") reserves totaled $284 and $30 million, respectively, on its crude oil and NGLs inventories at June 30, 2016. At December 31, 2015, the LCM reserves totaled $381, $37 and $2 million on the Partnership's crude oil, NGLs and refined products inventories, respectively. See Note 16 for additional information on the LCM adjustments related to the Partnership's LIFO inventory balances, which are reported as impairment charge and other matters within the condensed consolidated statement of comprehensive income.

7. Goodwill and Intangible Assets
Intangible Assets
The components of intangible assets are as follows:

	Weighted Average Amortization Period	June 30, 2016	December 31, 2015
	(in years)	(in millions)
Gross
Customer relationships	18	$836	$836
Technology	10	47	47
Total gross		883	883
Accumulated amortization
Customer relationships		(172)	(149)
Technology		(18)	(16)
Total accumulated amortization		(190)	(165)
Total Net		$693	$718
Amortization expense was $12 and $13 million for the three months ended June 30, 2016 and 2015, respectively, and $25 and $26 million for the six months ended June 30, 2016 and 2015, respectively. The Partnership forecasts annual amortization expense of $51 million for each year through the year 2020, for its intangible assets.
Intangible assets associated with rights of way are included in properties, plants and equipment in the Partnership's condensed consolidated balance sheets.
Goodwill
Goodwill, which represents the excess of the purchase price in a business combination over the fair value of net assets acquired, is tested for impairment annually in the fourth quarter, or more often if events or changes in circumstances indicate that the carrying value of goodwill may exceed its estimated fair value. The Partnership's goodwill balance was $1,358 million at June 30, 2016 and December 31, 2015. The Partnership will continue to monitor the volatility in the energy markets and the impact it could have on the estimated fair value of its reporting segments. It is possible that continued negative volatility within these markets could change the Partnership's conclusion regarding whether goodwill is impaired.

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

9. Debt
The components of the Partnership's debt balance are as follows:

	June 30, 2016	December 31, 2015

Credit Facilities	(in millions)
$2.50 billion Credit Facility, due March 2020 (1)	$1,263	$562

Senior Notes
Senior Notes - 6.125%, matured May 2016 (2)	—	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.40%, due April 2021	600	600
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25% due April 2024	500	500
Senior Notes - 5.95%, due December 2025	400	400
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30% due April 2044	700	700
Senior Notes - 5.35% due May 2045	800	800
Unamortized fair value adjustments (3)	87	93
Total debt	6,150	5,630
Less:
Unamortized bond discount and debt issuance costs (4)	(38)	(39)
Long-term debt	$6,112	$5,591

(1)	Includes $106 million of commercial paper outstanding at June 30, 2016. There was no commercial paper outstanding at December 31, 2015.

(2)
The 6.125 percent Senior Notes were classified as long-term debt at December 31, 2015 as the Partnership repaid these notes in May 2016 with borrowings under its $2.50 billion Credit Facility, due in 2020.

(3)
Represents fair value adjustments on senior notes resulting from the application of push-down accounting in connection with the acquisition of the Partnership's general partner by ETP on October 5, 2012.

(4)
In the fourth quarter 2015, the Partnership adopted accounting guidance which requires certain debt issuance costs to be reflected as a reduction in the total long-term debt liability for all periods presented. The net long-term debt balance now includes $31 and $32 million of debt issuance costs at June 30, 2016 and December 31, 2015, respectively. Refer to Note 1 for additional information.

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
The $2.50 billion Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.7 to 1 at June 30, 2016, as calculated in accordance with the credit agreement.

Senior Notes
The Operating Partnership had $175 million of 6.125 percent Senior Notes which matured and were repaid in May 2016, using borrowings under the $2.50 billion Credit Facility.
In July 2016, the Operating Partnership issued $550 million of 3.90 percent Senior Notes (the "2026 Senior Notes"), due July 2026. The terms and conditions of the 2026 Senior Notes are comparable to those of the Operating Partnership's other outstanding senior notes. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.

10. Commitments and Contingent Liabilities
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At June 30, 2016 and December 31, 2015, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $6 million. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or are reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $2 million for the three months ended June 30, 2016 and 2015; $4 and $5 million for six months ended June 30, 2016 and 2015, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at June 30, 2016.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At June 30, 2016, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $9 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably for the Partnership. Management does not believe that any liabilities which may arise from such claims or the environmental matters discussed above would be material in relation to the Partnership's financial position, results of operations or cash flows at June 30, 2016. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results of operations or cash flows.
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
Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at June 30, 2016. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at June 30, 2016.

11. Equity
The changes in the number of common units outstanding from January 1, 2015 through June 30, 2016 are as follows:

Common Units
(in millions)
Balance at January 1, 2015	226.1
Units issued in public offering	15.5
Units issued under ATM program	26.8
Units issued under incentive plans	0.4
Balance at December 31, 2015	268.8
Units issued in public offering	—
Units issued under ATM program	26.3
Units issued under incentive plans	—
Balance at June 30, 2016	295.1
The Partnership maintains an at-the-market equity offering program ("ATM" program) which allows it to issue common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment grade credit ratings. For the three months ended June 30, 2016 and 2015, the Partnership issued 14.2 and 6.2 million common units under this program, for proceeds of $366 and $242 million, net of $4 and $3 million in fees and commissions to managers, respectively. For the six months ended June 30, 2016 and 2015, the Partnership issued 26.3 and 9.6 million common units under this program, for proceeds of $667 and $384 million, net of $7 and $5 million in fees and commissions to managers, respectively.
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
In October 2015, the Partnership issued 9.4 million Class B units to ETP in conjunction with the purchase of an ownership interest in the Bakken pipeline. The Class B units represent a new class of limited partner interests in the Partnership which are not entitled to receive quarterly distributions that are made on the Partnership's common units, but are otherwise entitled to share in earnings pro-rata with common units. The Class B units will automatically convert to common units on a one-for-one basis in the third quarter 2017. However, the Partnership can exercise an option to call the Class B units for $300 million. If not exercised, ETP can exercise a put right during the third quarter 2017, effective prior to the one-for-one conversion date, for the greater of $313.5 million or the fair market value of the units, as defined in the unitholder agreement. As a result of the available put option, the amount attributable to the Class B units is excluded from total equity and instead reflected as redeemable interests in the Partnership's condensed consolidated balance sheet.

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

The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units through June 30, 2016:

			Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount		General Partner		Unitholders
Minimum Quarterly Distribution		$0.0750	1%		99%
First Target Distribution	up to	$0.0833	1%		99%
Second Target Distribution	above	$0.0833	14%	(1)	86%
	up to	$0.0958
Third Target Distribution	above	$0.0958	36%	(1)	64%
	up to	$0.2638
Thereafter	above	$0.2638	49%	(1)	51%

(1)	Includes general partner interest.
The distributions paid by the Partnership for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
May 13, 2016	$0.4890	$140	$92
February 12, 2016	$0.4790	$131	$85
November 13, 2015	$0.4580	$119	$76
August 14, 2015	$0.4380	$111	$69
May 15, 2015	$0.4190	$103	$62
February 13, 2015	$0.4000	$92	$54
On July 25, 2016, the Partnership's general partner announced a cash distribution of $0.50 per common unit ($2.00 annualized), representing the distribution for the second quarter 2016. The $247 million distribution, including $98 million to the general partner for its interests and incentive distribution rights, will be paid on August 12, 2016 to unitholders of record on August 8, 2016.

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

The Partnership issued less than 0.1 and 0.3 million common units under its long-term incentive plan, and recognized share-based compensation expense of $11 and $8 million for the six months ended June 30, 2016 and 2015, respectively. Each of the outstanding restricted unit grants have tandem distribution equivalent rights which are recognized as a reduction to equity when earned.

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
The Partnership had open derivative positions on approximately 10.4 and 9.2 million barrels of refined products and NGLs at June 30, 2016 and December 31, 2015, respectively. The derivatives outstanding as of June 30, 2016 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of June 30, 2016, the fair value of the Partnership's derivative assets and liabilities were approximately $10 and $15 million, respectively, compared to $30 and $18 million at December 31, 2015. Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.
The following table sets forth the impact of derivatives on the Partnership's results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Location of Gains (Losses) Recognized in Earnings	(in millions)		(in millions)
Commodity contracts not designated as cash flow hedging instruments:
Sales and other operating revenue	$(20)	$(7)	$(17)	$(8)
Cost of products sold	6	(10)	5	(10)
	$(14)	$(17)	$(12)	$(18)

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
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At June 30, 2016, the Partnership had $1.3 billion of consolidated variable-rate borrowings under its revolving credit facility.

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
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair value of the Partnership's senior notes is determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at June 30, 2016 was $4.9 billion, compared to the carrying amount of $4.9 billion. The estimated aggregate fair value of the senior notes at December 31, 2015 was $4.2 billion, compared to the carrying amount of $5.1 billion.
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

The following tables summarize condensed consolidated statements of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to the Partnership for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Sales and other operating revenue (1)
Crude Oil	$1,892	$2,799	$3,272	$5,125
Natural Gas Liquids	196	343	429	529
Refined Products	180	60	344	120
Total sales and other operating revenue	$2,268	$3,202	$4,045	$5,774

Depreciation and amortization
Crude Oil	$57	$54	$116	$102
Natural Gas Liquids	28	20	49	36
Refined Products	24	20	50	38
Total depreciation and amortization	$109	$94	$215	$176

Impairment charge and other matters
Crude Oil	$(121)	$(105)	$(97)	$(37)
Natural Gas Liquids	(11)	5	(7)	(22)
Refined Products	—	—	(2)	—
Total impairment charge and other matters	$(132)	$(100)	$(106)	$(59)

Adjusted EBITDA
Crude Oil	$114	$163	$338	323
Natural Gas Liquids	78	129	152	157
Refined Products	53	34	104	67
Total Adjusted EBITDA	245	326	594	547
Interest expense, net	(39)	(31)	(78)	(60)
Depreciation and amortization expense	(109)	(94)	(215)	(176)
Impairment charge and other matters	132	100	106	59
Provision for income taxes	(6)	(5)	(11)	(11)
Non-cash compensation expense	(6)	(4)	(11)	(8)
Unrealized losses on commodity risk management activities	(4)	(8)	(17)	(23)
Amortization of excess equity method investment	—	—	(1)	(1)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(11)	(7)	(19)	(13)
Net Income	202	277	348	314
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)
Less: Net income attributable to redeemable noncontrolling interests	—	(1)	—	(1)
Net Income attributable to Sunoco Logistics Partners L.P.	$202	$276	$347	$312

(1)	Sales and other operating revenue includes the following amounts from ETP and its affiliates for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Crude Oil	$4	$112	$8	$173
Natural Gas Liquids	36	70	85	106
Refined Products	54	24	110	46
Total sales and other operating revenue	$94	$206	$203	$325

The following table summarizes the identifiable assets for each segment as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in millions)
Crude Oil	$9,651	$8,802
Natural Gas Liquids	4,230	3,764
Refined Products	2,751	2,747
Corporate and other assets (1)	167	176
Total identifiable assets	$16,799	$15,489

(1)	Corporate and other assets consist of cash and cash equivalents, properties, plants and equipment and other assets.

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

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer		Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—		$2,174	$—	$2,174
Affiliates	—	—		94	—	94
Total Revenues	—	—		2,268	—	2,268
Costs and Expenses
Cost of products sold	—	—		1,991	—	1,991
Operating expenses	—	—		33	—	33
Selling, general and administrative expenses	—	1		27	—	28
Depreciation and amortization expense	—	—		109	—	109
Impairment charge and other matters	—	—		(132)	—	(132)
Total Costs and Expenses	—	1		2,028	—	2,029
Operating Income	—	(1)		240	—	239
Interest cost and debt expense, net	—	(65)		—	—	(65)
Capitalized interest	—	26		—	—	26
Other income	—	—		8	—	8
Equity in earnings of subsidiaries	202	242		—	(444)	—
Income (Loss) Before Provision for Income Taxes	202	202		248	(444)	208
Provision for income taxes	—	—		(6)	—	(6)
Net Income (Loss)	202	202		242	(444)	202
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$202	$202		$242	$(444)	$202

Comprehensive Income (Loss)	$202	$202	—	$242	$(444)	$202
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$202	$202		$242	$(444)	$202

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$2,996	$—	$2,996
Affiliates	—	—	206	—	206
Total Revenues	—	—	3,202	—	3,202
Costs and Expenses
Cost of products sold	—	—	2,837	—	2,837
Operating expenses	—	—	39	—	39
Selling, general and administrative expenses	—	—	25	—	25
Depreciation and amortization expense	—	—	94	—	94
Impairment charge and other matters	—	—	(100)	—	(100)
Total Costs and Expenses	—	—	2,895	—	2,895
Operating Income	—	—	307	—	307
Interest cost and debt expense, net	—	(51)	(1)	—	(52)
Capitalized interest	—	21	—	—	21
Other income	—	—	6	—	6
Equity in earnings of subsidiaries	276	306	—	(582)	—
Income (Loss) Before Provision for Income Taxes	276	276	312	(582)	282
Provision for income taxes	—	—	(5)	—	(5)
Net Income (Loss)	276	276	307	(582)	277
Less: Net income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$276	$276	$306	$(582)	$276

Comprehensive Income (Loss)	$276	$276	$307	$(582)	$277
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$276	$276	$306	$(582)	$276

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer		Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—		$3,842	$—	$3,842
Affiliates	—	—		203	—	203
Total Revenues	—	—		4,045	—	4,045
Costs and Expenses
Cost of products sold	—	—		3,404	—	3,404
Operating expenses	—	—		56	—	56
Selling, general and administrative expenses	—	1		53	—	54
Depreciation and amortization expense	—	—		215	—	215
Impairment charge and other matters	—	—		(106)	—	(106)
Total Costs and Expenses	—	1		3,622	—	3,623
Operating Income	—	(1)		423	—	422
Interest cost and debt expense, net	—	(129)	—	(1)	—	(130)
Capitalized interest	—	52		—	—	52
Other income	—	—		15	—	15
Equity in earnings of subsidiaries	347	425		—	(772)	—
Income (Loss) Before Provision for Income Taxes	347	347		437	(772)	359
Provision for income taxes	—	—		(11)	—	(11)
Net Income (Loss)	347	347		426	(772)	348
Less: Net income attributable to noncontrolling interests	—	—		(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$347	$347		$425	$(772)	$347

Comprehensive Income (Loss)	$347	$347		$427	$(772)	$349
Less: Comprehensive income attributable to noncontrolling interests	—	—		(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$347	$347		$426	$(772)	$348

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$5,449	$—	$5,449
Affiliates	—	—	325	—	325
Total Revenues	—	—	5,774	—	5,774
Costs and Expenses
Cost of products sold	—	—	5,155	—	5,155
Operating expenses	—	—	79	—	79
Selling, general and administrative expenses	—	—	50	—	50
Depreciation and amortization expense	—	—	176	—	176
Impairment charge and other matters	—	—	(59)	—	(59)
Total Costs and Expenses	—	—	5,401	—	5,401
Operating Income	—	—	373	—	373
Interest cost and debt expense, net	—	(100)	(2)	—	(102)
Capitalized interest	—	42	—	—	42
Other income	—	—	12	—	12
Equity in earnings of subsidiaries	312	370	—	(682)	—
Income (Loss) Before Provision for Income Taxes	312	312	383	(682)	325
Provision for income taxes	—	—	(11)	—	(11)
Net Income (Loss)	312	312	372	(682)	314
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Less: Net income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$312	$312	$370	$(682)	$312

Comprehensive Income (Loss)	$312	$312	$371	$(682)	$313
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$312	$312	$369	$(682)	$311

Condensed Consolidating Balance Sheet
June 30, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$36	$—	$—	$36
Accounts receivable, net	—	—	1,397	—	1,397
Accounts receivable, affiliated companies	—	—	36	—	36
Inventories	—	—	763	—	763
Note receivable, affiliated companies	—	—	128	—	128
Other current assets	—	—	16	—	16
Total Current Assets	—	36	2,340	—	2,376
Properties, plants and equipment, net	—	—	11,350	—	11,350
Investment in affiliates	6,840	10,165	951	(17,005)	951
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	693	—	693
Other assets	—	5	66	—	71
Total Assets	$6,840	$10,206	$16,758	$(17,005)	$16,799
Liabilities and Equity
Accounts payable	$—	$—	$1,571	$—	$1,571
Accounts payable, affiliated companies	—	—	38	—	38
Accrued liabilities	1	39	175	—	215
Accrued taxes payable	—	—	46	—	46
Intercompany	(1,548)	(2,785)	4,333	—	—
Total Current Liabilities	(1,547)	(2,746)	6,163	—	1,870
Long-term debt	—	6,112	—	—	6,112
Other deferred credits and liabilities	—	—	127	—	127
Deferred income taxes	—	—	255	—	255
Total Liabilities	(1,547)	3,366	6,545	—	8,364
Redeemable noncontrolling interests	—	—	15	—	15
Redeemable Limited Partners' interests	293	—	—	—	293
Total Equity	8,094	6,840	10,198	(17,005)	8,127
Total Liabilities and Equity	$6,840	$10,206	$16,758	$(17,005)	$16,799

Condensed Consolidating Balance Sheet
December 31, 2015
(in millions, audited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$37	$—	$—	$37
Accounts receivable, net	—	—	1,165	—	1,165
Accounts receivable, affiliated companies	—	3	17	—	20
Inventories	—	—	607	—	607
Other current assets	—	—	19	—	19
Total Current Assets	—	40	1,808	—	1,848
Properties, plants and equipment, net	—	—	10,692	—	10,692
Investment in affiliates	6,488	9,692	802	(16,180)	802
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	718	—	718
Other assets	—	6	65	—	71
Total Assets	$6,488	$9,738	$15,443	$(16,180)	$15,489
Liabilities and Equity
Accounts payable	$—	$1	$1,250	$—	$1,251
Accounts payable, affiliated companies	—	—	39	—	39
Accrued liabilities	1	66	262	—	329
Accrued taxes payable	—	—	44	—	44
Intercompany	(1,320)	(2,408)	3,728	—	—
Total Current Liabilities	(1,319)	(2,341)	5,323	—	1,663
Long-term debt	—	5,591	—	—	5,591
Other deferred credits and liabilities	—	—	125	—	125
Deferred income taxes	—	—	254	—	254
Total Liabilities	(1,319)	3,250	5,702	—	7,633
Redeemable noncontrolling interests	—	—	15	—	15
Redeemable Limited Partners' interests	286	—	—	—	286
Total Equity	7,521	6,488	9,726	(16,180)	7,555
Total Liabilities and Equity	$6,488	$9,738	$15,443	$(16,180)	$15,489

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$347	$320	$480	$(772)	$375
Cash Flows from Investing Activities:
Capital expenditures	—	—	(995)	—	(995)
Change in note receivable, affiliated companies	—	—	(128)		(128)
Change in long-term note receivable	—	—	(1)	—	(1)
Intercompany	(564)	(847)	639	772	—
Net cash provided by (used in) investing activities	(564)	(847)	(485)	772	(1,124)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(448)	—	—	—	(448)
Distributions paid to noncontrolling interests	(2)	—	—	—	(2)
Net proceeds from issuance of limited partner units	667	—	—	—	667
Repayments under credit facilities	—	(1,863)	—	—	(1,863)
Borrowings under credit facilities	—	2,564	—	—	2,564
Repayments of senior notes	—	(175)	—	—	(175)
Contributions attributable to acquisition from affiliate	—	—	4	—	4
Other	—	—	1	—	1
Net cash provided by financing activities	217	526	5	—	748
Net change in cash and cash equivalents	—	(1)	—	—	(1)
Cash and cash equivalents at beginning of period	—	37	—	—	37
Cash and cash equivalents at end of period	$—	$36	$—	$—	$36

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$312	$308	$174	$(682)	$112
Cash Flows from Investing Activities:
Capital expenditures	—	—	(1,074)	—	(1,074)
Acquisitions	—	—	(131)	—	(131)
Change in long-term note receivable	—	—	(9)	—	(9)
Intercompany	(1,014)	(711)	1,043	682	—
Net cash provided by (used in) investing activities	(1,014)	(711)	(171)	682	(1,214)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(311)	—	—	—	(311)
Net proceeds from issuance of limited partner units	1,013	—	—	—	1,013
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(9)	—	(9)
Repayments under credit facilities	—	(1,160)	—	—	(1,160)
Borrowings under credit facilities	—	1,525	—	—	1,525
Contributions attributable to acquisition from affiliate	—	—	6	—	6
Other	—	(5)	—	—	(5)
Net cash provided by (used in) financing activities	702	360	(3)	—	1,059
Net change in cash and cash equivalents	—	(43)	—	—	(43)
Cash and cash equivalents at beginning of period	—	101	—	—	101
Cash and cash equivalents at end of period	$—	$58	$—	$—	$58

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
During the fourth quarter 2015, we realigned our reporting segments as a result of the continued investment in our organic growth capital program which has served to increase the integration that exists between our assets that service each commodity. This has also resulted in a shift in Management's strategic decision making process, resource allocation methodology, and assessment of our financial results. The updated reporting segments are: Crude Oil, Natural Gas Liquids and Refined Products. The new segmentation provides our investors with a more meaningful view of our business that is consistent with that of Management. For the purpose of comparability, all prior year segment disclosures have been recast to conform to the current presentation. Such recasts have no impact on previously reported consolidated earnings.
Results of Operations
The following table summarizes our consolidated operating results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per unit data)		(in millions, except per unit data)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,174	$2,996	$3,842	$5,449
Affiliates	94	206	203	325
Total Revenues	2,268	3,202	4,045	5,774
Costs and Expenses
Cost of products sold (1)	1,991	2,837	3,404	5,155
Operating expenses (1)	33	39	56	79
Selling, general and administrative expenses	28	25	54	50
Depreciation and amortization expense	109	94	215	176
Impairment charge and other matters	(132)	(100)	(106)	(59)
Total Costs and Expenses	2,029	2,895	3,623	5,401
Operating Income	239	307	422	373
Interest cost and debt expense, net	(65)	(52)	(130)	(102)
Capitalized interest	26	21	52	42
Other income	8	6	15	12
Income Before Provision for Income Taxes	208	282	359	325
Provision for income taxes	(6)	(5)	(11)	(11)
Net Income	202	277	348	314
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)
Less: Net income attributable to redeemable noncontrolling interests	—	(1)	—	(1)
Net Income Attributable to Sunoco Logistics Partners L.P.	$202	$276	$347	$312
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$0.34	$0.83	$0.53	$0.76
Diluted	$0.34	$0.83	$0.52	$0.75

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
Our management believes that Adjusted EBITDA and DCF information enhances an investor's understanding of a business's performance, which is a factor in evaluating its ability to generate cash for payment of distributions and other purposes. Adjusted EBITDA calculations are also defined and used as a measure in determining our compliance with certain revolving credit facility covenants. However, despite compliance with our credit facility covenants, there may be contractual, legal, economic or other factors which may prevent us from satisfying principal and interest obligations with respect to indebtedness and may require us to allocate funds for other purposes.
The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Net Income	$202	$277	$348	$314
Interest expense, net	39	31	78	60
Depreciation and amortization expense	109	94	215	176
Impairment charge and other matters	(132)	(100)	(106)	(59)
Provision for income taxes	6	5	11	11
Non-cash compensation expense	6	4	11	8
Unrealized losses on commodity risk management activities	4	8	17	23
Amortization of excess investment in joint venture interests	—	—	1	1
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	11	7	19	13
Adjusted EBITDA	245	326	594	547
Interest expense, net	(39)	(31)	(78)	(60)
Provision for current income taxes	(5)	(6)	(10)	(14)
Amortization of fair value adjustments on long-term debt	(3)	(3)	(6)	(6)
Proportionate share of unconsolidated affiliates' interest, provision for current income taxes and maintenance capital expenditures (1)	(12)	(8)	(20)	(18)
Maintenance capital expenditures	(14)	(16)	(27)	(31)
Distributable cash flow attributable to noncontrolling interests	—	(1)	(1)	(2)
Contributions attributable to acquisition from affiliate	1	3	4	6
Distributable Cash Flow (1)	$173	$264	$456	$422

(1)
During the first quarter 2016, we changed our definition of distributable cash flow to conform to the presentation utilized by our general partner. The change did not have a material impact on our distributable cash flow. Prior period amounts have been recast to conform to current presentation.

Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to SXL") was $202 and $276 million for the three months ended June 30, 2016 and 2015, respectively. Results for the three months ended June 30, 2016 and 2015 included positive non-cash inventory adjustments of $132 and $100 million, respectively, related to improvements in commodity prices during both periods. Excluding these non-cash items, net income attributable to SXL decreased $106 million compared to the prior year period. The decrease was largely attributable to lower acquisition and marketing results from our Crude Oil and Natural Gas Liquids reporting segments. Also contributing to the decrease was higher depreciation and amortization expense related to expansion capital projects placed into service in 2015 and 2016, and higher net interest expense largely attributable to the $1.0 billion Senior Notes offering in November 2015. These factors were partially offset by improved operating results from our Refined Products segment and improved contributions from our joint venture interests.
Net income attributable to SXL was $347 and $312 million for the six months ended June 30, 2016 and 2015, respectively. Results for the six months ended June 30, 2016 and 2015 included positive non-cash inventory adjustments of $106 and $59 million, respectively, related to improvements in commodity prices during both periods. Excluding these non-cash items, net income attributable to SXL decreased $12 million compared to the prior year period. The decrease was largely attributable to higher depreciation and amortization expense related to expansion capital projects placed into service in 2015 and 2016 and higher net interest expense largely attributable to the November 2015 Senior Notes offering. Lower operating results from our Natural Gas Liquids segment also contributed to the decrease. These factors were partially offset by higher operating results from our Crude Oil and Refined Products reporting segments.
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
The following table summarizes the operating results and key operating measures for our Crude Oil segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$1,888	$2,687	$3,264	$4,952
Affiliates	4	112	8	173
Total sales and other operating revenue	$1,892	$2,799	$3,272	$5,125
Depreciation and amortization expense	$57	$54	$116	$102
Impairment charges and other matters (1)	$(121)	$(105)	$(97)	$(37)
Adjusted EBITDA	$114	$163	$338	$323
Pipeline throughput (thousands of barrels per day ("bpd")) (2)	2,329	2,174	2,276	2,149
Terminal throughput (thousands of bpd)	1,497	1,323	1,508	1,310
Gross profit (3)	$123	$175	$358	$347

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(3)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Crude Oil segment decreased $49 million to $114 million for the three months ended June 30, 2016, as compared to $163 million for the prior year period. The decrease was largely attributable to lower operating results from our crude oil acquisition and marketing activities ($112 million), which includes the reversal of approximately $60 million of positive LIFO inventory accounting that was reflected in the first quarter 2016 related to contango market opportunities. The acquisition and marketing results, which include transportation and storage fees related to our crude oil pipelines and terminal facilities, were also impacted by lower volumes and significantly lower crude oil differentials. This decrease was partially offset by improved results from our crude oil pipelines ($50 million) which benefited from the Permian Express 2 pipeline that commenced operations in July 2015. Higher results from our crude oil terminals ($11 million), largely related to our Nederland facility, and improved contributions from joint venture interests ($3 million) also contributed to the offset.

Adjusted EBITDA for the Crude Oil segment increased $15 million to $338 million for the six months ended June 30, 2016, as compared to $323 million for the prior year period. The increase was due to improved results from our crude oil pipelines ($95 million) which benefited from the Permian Express 2 pipeline that commenced operations in July 2015. Higher results from our crude oil terminals ($19 million), largely related to our Nederland facility, and improved contributions from joint venture interests ($5 million) also contributed to the increase. These positive factors were largely offset by a decrease in operating results from our crude oil acquisition and marketing activities ($102 million), which includes transportation and storage fees related to our crude oil pipelines and terminal facilities, due to decreased volumes and significantly lower crude oil differentials.

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
The following table summarizes the operating results and key operating measures for our Natural Gas Liquids segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$160	$273	$344	$423
Affiliates	36	70	85	106
Total sales and other operating revenue	$196	$343	$429	$529
Depreciation and amortization expense	$28	$20	$49	$36
Impairment charge and other matters (1)	$(11)	$5	$(7)	$(22)
Adjusted EBITDA	$78	$129	$152	$157
Pipeline throughput (thousands of bpd)	245	217	257	183
Terminal throughput (thousands of bpd)	214	193	217	158
Gross profit (2)	$87	$127	$166	$146

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Natural Gas Liquids segment decreased $51 million to $78 million for the three months ended June 30, 2016, as compared to $129 million for the prior year period. The decrease was largely attributable to lower results from our NGLs acquisition and marketing activities ($60 million), which includes the absence of approximately $25 million of positive LIFO inventory accounting reflected in the second quarter 2015. Lower volumes and margins attributable to acquisition and marketing activities also contributed to the decrease. These factors were partially offset by increased volumes and fees from our Mariner NGLs projects ($10 million), which includes our NGLs pipelines and Marcus Hook facility.
Adjusted EBITDA for the Natural Gas Liquids segment decreased $5 million to $152 million for the six months ended June 30, 2016, as compared to $157 million for the prior year period. The decrease was largely attributable to lower volumes and margins from our NGLs acquisition and marketing activities ($53 million). These factors were largely offset by increased volumes and fees from our Mariner NGLs projects ($48 million), which includes our NGLs pipelines and Nederland and Marcus Hook facilities.

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
The following table summarizes the operating results and key operating measures for our Refined Products segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except for barrel amounts)		(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$126	$36	$234	$74
Affiliates	54	24	110	46
Total sales and other operating revenue	$180	$60	$344	$120
Depreciation and amortization expense	$24	$20	$50	$38
Impairment charge and other matters (1)	$—	$—	$(2)	$—
Adjusted EBITDA	$53	$34	$104	$67
Pipeline throughput (thousands of bpd) (2)	524	465	523	451
Terminal throughput (thousands of bpd)	559	508	546	495
Gross profit (3)	$34	$24	$61	$47

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(3)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Refined Products segment increased $19 million to $53 million for the three months ended June 30, 2016, as compared to $34 million for the prior year period. The increase was primarily attributable to improved operating results from our refined products pipelines ($9 million), which benefited from higher volumes on our Allegheny Access pipeline, and higher results from our refined products terminals ($4 million). Higher contributions from joint venture interests ($3 million) and our refined products acquisition and marketing activities ($2 million) also contributed to the increase.
Adjusted EBITDA for the Refined Products segment increased $37 million to $104 million for the six months ended June 30, 2016, as compared to $67 million for the prior year period. The increase was driven primarily by increased operating results from our refined products pipelines ($18 million), which benefited from higher volumes on our Allegheny Access pipeline, and improved earnings from our refined products acquisition and marketing activities ($10 million). Higher earnings attributable to our refined products terminals ($5 million) and improved contributions from joint venture interests ($4 million) also impacted the improvement.

Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our $2.50 billion revolving credit facility are our primary sources of liquidity. At June 30, 2016, we had a net working capital surplus of $506 million and available borrowing capacity of $1.2 billion under our revolving credit facility. We supplement our cash flows from operations with proceeds from our at-the-market equity offering program ("ATM" program) and periodically with debt and equity financing activities.
Credit Facilities
We maintain a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, to fund our working capital requirements, finance acquisitions and capital projects, and for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. In September 2015, we initiated a commercial paper program under the borrowing limits established by our $2.50 billion Credit Facility. In June 2015, the $2.50 billion Credit Facility was amended to create a segregated tranche of borrowings that will be guaranteed by ETP. The amendment did not modify the outstanding borrowings, total capacity or terms of the facility. Outstanding borrowings amounted to $1.3 billion and $562 million at June 30, 2016 and December 31, 2015, respectively. Borrowings under the $2.50 billion Credit Facility at June 30, 2016 included $106 million of commercial paper.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.7 to 1 at June 30, 2016, as calculated in accordance with the credit agreement.
Senior Notes
The Operating Partnership had $175 million of 6.125 percent Senior Notes which matured and were repaid in May 2016 with borrowings under the $2.50 billion Credit Facility.
In July 2016, we issued $550 million of 3.90 percent Senior Notes (the "2026 Senior Notes"), due July 2026. The terms and conditions of the 2026 Senior Notes are comparable to those of our other outstanding senior notes. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.
Equity Offerings
We maintain an ATM program which allows us to issue common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. For the three months ended June 30, 2016 and 2015, the Partnership issued 14.2 and 6.2 million common units under this program, for net proceeds of $366 and $242 million, respectively. For the six months ended June 30, 2016 and 2015, the Partnership issued 26.3 and 9.6 million common units under this program, for proceeds of $667 and $384 million.
In April 2015, 2.0 million common units were issued related to the exercise of an option in connection with the March 2015 overnight public offering of 13.5 million common units. Total proceeds of $629 million from the overnight offering and option exercise were used to repay outstanding borrowings under the $2.50 billion Credit Facility and for general partnership purposes.
Bakken Project Initiatives
In August 2016, the joint partners announced the completion of project-level financing of the Bakken Pipeline project. The $2.5 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the project. The note receivable in connection with the Bakken Pipeline project was repaid in August 2016 with borrowings under the project's $2.5 billion credit facility. Additionally, we, along with ETP, announced the signing of an agreement to sell 49 percent of our respective interests in the Bakken Pipeline project for $2 billion in cash to MarEn Bakken Company LLC, an entity jointly owned by Enbridge Energy Partners, L.P. and Marathon Petroleum Corporation. The transaction is expected to close in the third quarter 2016, subject to certain closing conditions, at which time we will receive $800 million in cash. The carrying amount of our investment in the Bakken Pipeline project was $623 million at June 30, 2016. Subsequent to closing, our ownership interest in the Bakken Pipeline project will be 15.3 percent.

Cash Flows and Capital Expenditures
Operating Activities
Cash flows from operating activities are primarily driven by earnings, excluding the impact of non-cash items, the timing of cash receipts and disbursements related to accounts receivable and payable, the timing of inventory transactions and changes in other working capital amounts. Non-cash items include depreciation, amortization, and impairment charges and related matters. See the Analysis of Consolidated Operating Results, above, for more information on changes in our consolidated earnings.
Net cash provided by operating activities for the six months ended June 30, 2016 of $375 million was primarily related to net income of $348 million, adjusted for non-cash charges for depreciation and amortization totaling $215 million. These sources of cash were partially offset by a $106 million non-cash inventory adjustment related to changes in commodity prices and an $87 million increase in working capital largely attributable to an increase in net receivables and inventories.
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
Investing Activities
Cash flows used in investing activities relate primarily to our capital expenditures, including maintenance and expansion capital expenditures, and acquisitions. See "Capital Requirements" below for additional details on our investing activities.
Net cash used in investing activities of $1.1 billion for the six months ended June 30, 2016, primarily included $995 million of expansion and maintenance capital expenditures and a $128 million increase in an affiliated note receivable.
In addition to $1.1 billion of cash used for expansion and maintenance capital expenditures, net cash used in investing activities for the six months ended June 30, 2015 included the $131 million acquisition of the remaining noncontrolling interest in West Texas Gulf.
Financing Activities
Cash flows from financing activities relate primarily to the payment of distributions to partners; proceeds from overnight equity and ATM offerings; proceeds and repayments related to senior notes; and borrowings and repayments under our credit facility.
Net cash provided by financing activities for the six months ended June 30, 2016 of $748 million resulted primarily from $701 million of net borrowings under our $2.50 billion Credit Facility and $667 million of net proceeds from our ATM program. These sources of cash were partially offset by $448 million in distributions paid to limited partners and the general partner and the $175 million repayment of the 6.125 percent Senior Notes in May 2016.
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

•	Acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.
The following table summarizes our capital expenditures for the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Expansion	$965	$909
Maintenance	27	31
Acquisitions	—	131
Total	$992	$1,071
Expansion capital expenditures for the six months ended June 30, 2016 included spending to: invest in the announced Mariner NGLs projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through announced expansion capital and joint projects; expand the service capabilities of our acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals.
As a result of the third quarter Bakken initiatives, we expect expansion capital of approximately $1.4 billion in 2016, which includes the receipt of proceeds from the sale of a portion of our interest in the Bakken pipeline.
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
Our capital expenditures, including any acquisitions, are expected to be primarily funded from cash provided by operations, borrowings under our credit facility, and with proceeds from debt and equity offerings, as necessary.

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
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At June 30, 2016, we had $1.3 billion of variable-rate borrowings under our revolving credit facility. Outstanding borrowings bear interest cost at LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable-rate debt arrangements. Our weighted average interest rate on our variable-rate borrowings was approximately 2 percent at June 30, 2016. A one-percent movement in the weighted average rate would have impacted interest expense by approximately $6 million for the six months ended June 30, 2016.
At June 30, 2016, we had $4.8 billion of fixed-rate borrowings which was comprised of our outstanding senior notes. This amount excludes the $87 million of unamortized fair value adjustments resulting from the application of push-down accounting in connection with the acquisition of our general partner by ETP. The estimated fair value of our senior notes was $4.9 billion at June 30, 2016. A hypothetical one-percent movement in interest rates would have impacted the fair value of our fixed-rate borrowings by approximately $516 million.
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
We do not use futures or other derivative instruments to speculate on crude oil, natural gas liquids ("NGLs") or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted NGLs and refined products purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At June 30, 2016, the fair market value of our open derivative positions resulted in a net liability of $5 million on 10.4 million barrels of NGLs and refined products. These derivative positions vary in length but do not extend beyond one year.
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
As of June 30, 2016, the Partnership carried out an evaluation, under the supervision and with the participation of management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer and its Chief Financial Officer and Treasurer concluded that the Partnership's disclosure controls and procedures were effective.
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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
In January 2012, the Partnership experienced a release on its products pipeline in Wellington, Ohio. In connection with this release, the Pipeline Hazardous Material Safety Administration ("PHMSA") issued a Corrective Action Order under which the Partnership is obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. The Partnership also entered into an Order on Consent with the Environmental Protection Agency ("EPA") regarding the environmental remediation of the release site. All requirements of the Order on Consent with the EPA have been fulfilled and the Order has been satisfied and closed. The Partnership has also received a "No Further Action" approval from the Ohio EPA for all soil and groundwater remediation requirements. In May 2016, the Partnership received a proposed penalty from the EPA and U.S. Department of Justice ("DOJ") associated with this release, and continues to work with the involved parties to bring this matter to closure. The timing and outcome of this matter cannot be reasonably determined at this time. However, the Partnership does not expect there to be a material impact to its results of operations, cash flows or financial position.
There are certain pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, financial position or cash flows at June 30, 2016.
For additional information related to these proceedings, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016, and Form 10-Q for the period ended March 31, 2016, filed on May 5, 2016.

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

101.1
The following financial information from Sunoco Logistics Partners L.P.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements

We are pleased to furnish this Form 10-Q to unitholders who request it by writing to:
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
Date: August 4, 2016