Form 10-Q
period 2016-09-30
SUNOCO LOGISTICS PARTNERS L.P.
filed 2016-11-09
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
At November 4, 2016, the number of the registrant's Common and Class B Units outstanding were 322,054,475 and 9,416,196, respectively.

SUNOCO LOGISTICS PARTNERS L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per unit amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,085	$2,317	$5,927	$7,766
Affiliates (Note 4)	104	90	307	415
Total Revenues	2,189	2,407	6,234	8,181
Costs and Expenses
Cost of products sold	1,855	2,041	5,259	7,196
Operating expenses	41	41	97	120
Selling, general and administrative expenses	27	26	81	76
Depreciation and amortization expense	112	102	327	278
Impairment charge and other matters (Notes 6 and 16)	(37)	103	(143)	44
Total Costs and Expenses	1,998	2,313	5,621	7,714
Operating Income	191	94	613	467
Interest cost and debt expense, net	(68)	(49)	(198)	(151)
Capitalized interest	28	12	80	54
Other income	12	7	27	19
Income Before Provision for Income Taxes	163	64	522	389
Provision for income taxes (Note 8)	(8)	(7)	(19)	(18)
Net Income	155	57	503	371
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to redeemable noncontrolling interests	—	—	—	(1)
Net Income Attributable to Sunoco Logistics Partners L.P.	154	56	501	368
Less: General Partner's interest	(101)	(74)	(289)	(205)
Limited Partners' interest	$53	$(18)	$212	$163

Net Income (Loss) Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$0.16	$(0.07)	$0.68	$0.67
Diluted	$0.16	$(0.07)	$0.68	$0.66

Weighted average Limited Partners' units outstanding (Note 5):
Basic	307.0	255.0	295.5	244.3
Diluted	308.1	255.0	296.3	245.2

Net Income	$155	$57	$503	$371
Adjustment to affiliate's pension funded status	(1)	—	—	(1)
Other Comprehensive Income (Loss)	(1)	—	—	(1)
Comprehensive Income	154	57	503	370
Less: Comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	(1)
Comprehensive Income Attributable to Sunoco Logistics Partners L.P.	$153	$56	$501	$367
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$39	$37
Accounts receivable, net	1,456	1,165
Accounts receivable, affiliated companies (Note 4)	37	20
Inventories (Note 6)	829	607
Note receivable, affiliated companies (Note 4)	100	—
Other current assets	29	19
Total Current Assets	2,490	1,848
Properties, plants and equipment	12,805	11,527
Less accumulated depreciation and amortization	(1,124)	(835)
Properties, plants and equipment, net	11,681	10,692
Investment in affiliates	985	802
Goodwill	1,358	1,358
Intangible assets, net (Note 7)	680	718
Other assets	77	71
Total Assets	$17,271	$15,489
Liabilities and Equity
Accounts payable	$1,507	$1,251
Accounts payable, affiliated companies (Note 4)	33	39
Accrued liabilities	306	329
Accrued taxes payable (Note 8)	43	44
Total Current Liabilities	1,889	1,663
Long-term debt (Note 9)	6,014	5,591
Other deferred credits and liabilities	128	125
Deferred income taxes (Note 8)	256	254
Total Liabilities	8,287	7,633
Commitments and contingent liabilities (Note 10)
Redeemable noncontrolling interests	15	15
Redeemable Limited Partners' interests (Note 11)	296	286
Total Equity	8,673	7,555
Total Liabilities and Equity	$17,271	$15,489
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$503	$371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	327	278
Impairment charge and other matters	(143)	44
Deferred income tax expense (benefit)	2	(5)
Amortization of bond premium	(8)	(10)
Non-cash compensation expense	16	12
Equity in earnings of unconsolidated affiliates	(29)	(21)
Distributions from unconsolidated affiliates	15	14
Changes in working capital pertaining to operating activities:
Accounts receivable, net	(304)	400
Accounts receivable, affiliated companies	(17)	(39)
Inventories	(79)	(221)
Accounts payable, affiliated companies	(6)	30
Accounts payable and accrued liabilities	224	(558)
Accrued taxes payable	(1)	(8)
Unrealized (gains) losses on commodity risk management activities	33	(9)
Other	(5)	19
Net cash provided by operating activities	528	297
Cash Flows from Investing Activities:
Capital expenditures	(1,448)	(1,678)
Acquisitions	(17)	(131)
Change in note receivable, affiliated companies	(100)	—
Change in long-term note receivable	(2)	(14)
Net cash used in investing activities	(1,567)	(1,823)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(695)	(491)
Distributions paid to noncontrolling interests	(3)	(1)
Net proceeds from issuance of limited partner units	1,304	1,274
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	(10)
Repayments under credit facilities	(4,029)	(1,760)
Borrowings under credit facilities	4,089	2,454
Net proceeds from issuance of long-term debt	544	—
Repayments of senior notes	(175)	—
Contributions attributable to acquisition from affiliate	5	8
Other	1	(4)
Net cash provided by financing activities	1,041	1,470
Net change in cash and cash equivalents	2	(56)
Cash and cash equivalents at beginning of period	37	101
Cash and cash equivalents at end of period	$39	$45
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 1, 2015	$5,752	$925	$1	$60	$6,738
Net Income	163	205	—	2	370
Adjustment to affiliate's pension funded status	—	—	(1)	—	(1)
Total comprehensive income (loss)	163	205	(1)	2	369
Issuance of limited partner units to the public	1,274	—	—	—	1,274
Non-cash compensation expense	12	—	—	—	12
Distribution equivalent rights	(1)	—	—	—	(1)
Payments of statutory withholding on issuance under LTIP	(10)	—	—	—	(10)
Distributions	(306)	(185)	—	(1)	(492)
Contributions attributable to acquisition from affiliate	8	—	—	—	8
Acquisition of a noncontrolling interest in a consolidated subsidiary	(103)	(2)	—	(26)	(131)
Other	2	(1)	—	—	1
Balance at September 30, 2015	$6,791	$942	$—	$35	$7,768

Balance at January 1, 2016	$6,577	$944	$—	$34	$7,555
Net Income	212	289	—	2	503
Total comprehensive income	212	289	—	2	503
Issuance of limited partner units to the public	1,304	—	—	—	1,304
Non-cash compensation expense	16	—	—	—	16
Distribution equivalent rights	(4)	—	—	—	(4)
Distributions	(420)	(275)	—	(3)	(698)
Contributions attributable to acquisition from affiliate	5	—	—	—	5
Decrease attributable to Class B units	(10)	—	—	—	(10)
Other	2	—	—	—	2
Balance at September 30, 2016	$7,682	$958	$—	$33	$8,673
(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Basis of Presentation
Sunoco Logistics Partners L.P. (the "Partnership" or "SXL") is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of geographically diverse portfolio of integrated pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, natural gas liquids ("NGLs") and refined products. The Partnership conducts its business activities in 37 states located throughout the United States.
During the fourth quarter 2015, the Partnership realigned its reporting segments as a result of the continued investment in its organic growth capital program which has served to increase the integration that exists between its assets that service each commodity. This has also resulted in a shift in Management's strategic decision making process, resource allocation methodology, and assessment of the Partnership's financial results. The updated reporting segments are: Crude Oil, Natural Gas Liquids and Refined Products. The new segmentation provides the Partnership's investors with a more meaningful view of its business that is consistent with that of Management. For the purpose of comparability, all prior period segment disclosures have been recast to conform to the current presentation. Such recasts had no impact on previously reported consolidated earnings.
The consolidated financial statements reflect the results of the Partnership and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. The Partnership currently holds a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), and Price River Terminal, LLC ("PRT"), and as such, these entities are reflected as consolidated subsidiaries of the Partnership. Effective November 1, 2016, SunVit Pipeline LLC ("SunVit") became a wholly-owned subsidiary of the Partnership. The Partnership is not the primary beneficiary of any variable-interest entities ("VIEs"). All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests in net income and equity are shown separately in the condensed consolidated statements of comprehensive income and equity. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.
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
In May 2014, the FASB codified guidance in ASU 2014-09 related to the recognition of revenue from contracts with customers, and released associated clarifying guidance in subsequent periods. The new standards outline the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods, with early adoption permitted. The Partnership is currently assessing the impact, if any, that adoption of new guidance will have on its consolidated financial position and results of operations.
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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in annual financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2015 has been derived from the Partnership's audited financial statements for the year ended December 31, 2015. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal, recurring nature. The Partnership expects the interim increase in the quantity of its crude oil inventory to decline by year end and therefore has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the three and nine months ended September 30, 2016 are not necessarily indicative of results for the full year 2016.
Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. Changes in Business and Other Matters
Bayview Refining Company
In connection with the formation of Bayview Refining Company, LLC ("Bayview") in the second quarter 2014, the joint owners agreed to guarantee the obligations of the entity with respect to certain third-party operating agreements over a ten-year term. The fair value of the liability recognized in connection with the guarantee was not material in relation to the Partnership's financial position at September 30, 2016. The Partnership's note receivable from the joint owner of Bayview is reflected in other assets in the condensed consolidated balance sheet.
Bayou Bridge Pipeline
In July 2015, the Partnership entered into an agreement with ETP and Phillips 66 to participate in the Bayou Bridge Pipeline project. The Partnership obtained a 30 percent economic interest in the project which, combined with ETP's 30 percent interest, will be a consolidated subsidiary of ETP. The project consists of a newly constructed pipeline that will deliver crude oil from Nederland, Texas to refinery markets in Louisiana. Commercial operations from Nederland, Texas to Lake Charles, Louisiana commenced in the second quarter 2016, with continued progress on an extension of the pipeline segment to St. James, Louisiana, which is expected to commence operations in the second half of 2017. The Partnership is the operator of the pipeline and will continue to fund its proportionate share of the cost of the project, which is accounted for as an equity method investment within the Partnership's Crude Oil segment.
Bakken Pipeline
In October 2015, the Partnership finalized its participation in the Bakken Pipeline project with Energy Transfer Partners, L.P. ("ETP") and Phillips 66. The Partnership obtained a 30 percent economic interest in the project which is a consolidated subsidiary of ETP. The project consists of existing and newly constructed pipelines that are expected to provide aggregate takeaway capacity of approximately 450 thousand barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminalling hubs in the Midwest and Gulf Coast, including the Partnership's Nederland terminal. The ultimate takeaway capacity target for the project is 570 thousand barrels per day. The Partnership expects to reach agreement to become the operator of the pipeline system, which is expected to begin commercial operations in the first quarter of 2017.
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
In August 2016, the Bakken entities' established a $2.5 billion credit facility which is anticipated to provide substantially all of the remaining capital necessary to complete the project. Borrowings under the credit facility are secured by all assets of the Bakken entities, as well as the ownership interests maintained by the joint partners. Until certain governmental permits required for operation are obtained, the facility is limited to $1.1 billion in borrowings. At September 30, 2016, $1.1 billion was outstanding under the Bakken credit facility.

The joint partners agreed to provide the Bakken entities with a short-term loan until the full capacity of the $2.5 billion credit facility can be utilized. The loan was made by the partners in proportion to their respective ownership interests. The outstanding balance of the note receivable due to the Partnership by the Bakken entities at September 30, 2016 was $100 million.
In August 2016, the Partnership announced with ETP the signing of an agreement to sell 49 percent of their respective interests in the Bakken Pipeline project for $2.0 billion to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. The transaction is expected to close in the fourth quarter 2016, subject to certain closing conditions, at which time the Partnership will receive $800 million. The carrying amount of the Partnership's investment in the Bakken Pipeline project was $631 million at September 30, 2016. Subsequent to closing, the Partnership's ownership interest in the Bakken Pipeline project will be 15.3 percent.
Permian Express Partners
In November 2016, the Partnership announced its intent to form Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil. The Partnership will contribute its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil will contribute its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. The closing of PEP will be subject to certain closing conditions, including regulatory approval, and is expected to be completed in the first quarter 2017. Upon closing, the Partnership's ownership percentage is expected to be approximately 85 percent. The Partnership will maintain a controlling financial and voting interest in PEP and will operate all of the assets contributed to the joint venture. As such, PEP will be reflected as a consolidated subsidiary of the Partnership with its operating results included in the Crude Oil segment.
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
In August 2016, the Partnership purchased an additional 1.7 percent ownership interest in the Explorer Pipeline Company ("Explorer") from EXPL Pipeline Investment LLC for $17 million. The purchase increased the Partnership's overall ownership in Explorer, which continues to be accounted for as an equity method investment within the Refined Products segment, from 13.3 to 15.0 percent.
In November 2016, the Partnership completed an acquisition from Vitol, Inc. ("Vitol") of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides the Partnership with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50 percent interest in SunVit, which increased the Partnership's overall ownership of SunVit to 100 percent. SunVit connects the Midland terminal to the Partnership's Permian Express 2 pipeline, a key takeaway to bring Permian crude oil to multiple markets. The acquisition will be included in the Crude Oil segment. The assets and liabilities acquired will be recorded at fair value as of the acquisition date, and the initial fair value measurements are not yet complete.
No pro forma information has been presented, as the impact of the acquisitions was not material in relation to the Partnership's consolidated financial position or results of operations in 2015 and 2016.

4. Related Party Transactions
The Partnership is a consolidated subsidiary of ETP. ETP and one of its affiliates own Sunoco Partners LLC, the Partnership's general partner, and a 23 percent limited partner interest in the Partnership, including the Class B units issued in October 2015. The Partnership has various operating and administrative agreements with ETP and its affiliates, which include the agreements described below.

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

5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit
The general partner's interest in net income attributable to SXL consists of its general partner interest and "incentive distributions," which are increasing percentages of up to 50 percent of quarterly distributions in excess of $0.0833 per common unit. In September 2016, the Partnership entered into an amendment of its Limited Partnership Agreement to temporarily reduce the incentive distributions received by the general partner over a two-year period, beginning in the third quarter 2016 (see Note 12). The general partner was allocated net income attributable to SXL of $101 and $74 million (representing 66 and 132 percent of total net income attributable to SXL) for the three months ended September 30, 2016 and 2015, respectively. The general partner was allocated net income attributable to SXL of $289 and $205 million (representing 58 and 56 percent of total net income attributable to SXL) for the nine months ended September 30, 2016 and 2015, respectively. Diluted net income attributable to SXL per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to SXL by the sum of the weighted average number of common and Class B units outstanding and the dilutive effect of unvested incentive unit awards (see Note 13).
For the three and nine months ended September 30, 2016, net income attributable to SXL was reduced by $3 and $10 million, respectively, in determining earnings per limited partner unit in accordance with accounting guidance applicable to the Class B units, which are reflected as redeemable limited partner interests.

The following table sets forth the reconciliation of the weighted average number of limited partner and Class B units used to compute basic net income attributable to SXL per limited partner unit to those used to compute diluted net income attributable to SXL per limited partner unit for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Weighted average number of units outstanding, basic	307.0	255.0	295.5	244.3
Add effect of dilutive incentive awards (1)	1.1	—	0.8	0.9
Weighted average number of units, diluted	308.1	255.0	296.3	245.2

(1)
Unvested incentive unit awards are not included within the calculation of the dilutive weighted average number of units for the three months ended September 30, 2015 since the effect on the net loss attributable to SXL per limited partner unit would have been antidilutive.

6. Inventories
The components of inventories are as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Crude oil	$590	$424
NGLs	113	83
Refined products	111	83
Refined products additives	3	3
Materials, supplies and other	12	14
Total Inventories	$829	$607
The Partnership's lower of cost or market ("LCM") reserves totaled $269 and $8 million, respectively, on its crude oil and NGLs inventories at September 30, 2016. At December 31, 2015, the LCM reserves totaled $381, $37 and $2 million on the Partnership's crude oil, NGLs and refined products inventories, respectively. See Note 16 for additional information on the LCM adjustments related to the Partnership's LIFO inventory balances, which are reported as impairment charge and other matters within the condensed consolidated statement of comprehensive income.

7. Goodwill and Intangible Assets
Intangible Assets
The components of intangible assets are as follows:

	Weighted Average Amortization Period	September 30, 2016	December 31, 2015
	(in years)	(in millions)
Gross
Customer relationships	18	$836	$836
Technology	10	47	47
Total gross		883	883
Accumulated amortization
Customer relationships		(184)	(149)
Technology		(19)	(16)
Total accumulated amortization		(203)	(165)
Total Net		$680	$718
Amortization expense was $13 million for the three months ended September 30, 2016 and 2015, and $38 and $39 million for the nine months ended September 30, 2016 and 2015, respectively. The Partnership forecasts annual amortization expense of $51 million for each year through the year 2020, for its intangible assets.
Intangible assets associated with rights of way are included in properties, plants and equipment in the Partnership's condensed consolidated balance sheets.
Goodwill
Goodwill, which represents the excess of the purchase price in a business combination over the fair value of net assets acquired, is tested for impairment annually in the fourth quarter, or more often if events or changes in circumstances indicate that the carrying value of goodwill may exceed its estimated fair value. The Partnership's goodwill balance was $1,358 million at September 30, 2016 and December 31, 2015. The Partnership will continue to monitor the volatility in the energy markets and the impact it could have on the estimated fair value of its reporting segments. It is possible that continued negative volatility within these markets could change the Partnership's conclusion regarding whether goodwill is impaired.

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

9. Debt
The components of the Partnership's debt balance are as follows:

	September 30, 2016	December 31, 2015

Credit Facilities	(in millions)
$2.50 billion Credit Facility, due March 2020 (1)	$622	$562

Senior Notes
Senior Notes - 6.125%, matured May 2016 (2)	—	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.40%, due April 2021	600	600
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25% due April 2024	500	500
Senior Notes - 5.95%, due December 2025	400	400
Senior Notes - 3.90%, due July 2026	550	—
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30% due April 2044	700	700
Senior Notes - 5.35% due May 2045	800	800
Unamortized fair value adjustments (3)	85	93
Total debt	6,057	5,630
Less:
Unamortized bond discount and debt issuance costs (4)	(43)	(39)
Long-term debt	$6,014	$5,591

(1)	Includes $140 million of commercial paper outstanding at September 30, 2016. There was no commercial paper outstanding at December 31, 2015.

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

(4)
In the fourth quarter 2015, the Partnership adopted accounting guidance which requires certain debt issuance costs to be reflected as a reduction in the total long-term debt liability for all periods presented. The net long-term debt balance now includes $35 and $32 million of debt issuance costs at September 30, 2016 and December 31, 2015, respectively.

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

The $2.50 billion Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.6 to 1 at September 30, 2016, as calculated in accordance with the credit agreement.
See Note 2 for additional information on the Bakken Pipeline project-level financing.
Senior Notes
The Operating Partnership had $175 million of 6.125 percent Senior Notes which matured and were repaid in May 2016, using borrowings under the $2.50 billion Credit Facility.
In July 2016, the Operating Partnership issued $550 million of 3.90 percent Senior Notes (the "2026 Senior Notes"), due July 2026, for net proceeds of $544 million. The terms and conditions of the 2026 Senior Notes are comparable to those of the Operating Partnership's other outstanding senior notes. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.

10. Commitments and Contingent Liabilities
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At September 30, 2016 and December 31, 2015, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $8 and $6 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or are reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $4 and $2 million for the three months ended September 30, 2016 and 2015, respectively, and $8 and $7 million for the nine months ended September 30, 2016 and 2015, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at September 30, 2016.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At September 30, 2016, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $13 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably for the Partnership. Management does not believe that any liabilities which may arise from such claims or the environmental matters discussed above would be material in relation to the Partnership's financial position, results of operations or cash flows at September 30, 2016. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results of operations or cash flows.
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

Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at September 30, 2016. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at September 30, 2016.

11. Equity
The changes in the number of common units outstanding from January 1, 2015 through September 30, 2016 are as follows:

Common Units
(in millions)
Balance at January 1, 2015	226.1
Units issued in public offering	15.5
Units issued under ATM program	26.8
Units issued under incentive plans	0.4
Balance at December 31, 2015	268.8
Units issued in public offering	21.0
Units issued under ATM program	29.1
Units issued under incentive plans	—
Balance at September 30, 2016	318.9
The Partnership maintains an at-the-market equity offering program ("ATM" program) which allows it to issue common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment grade credit ratings. For the three months ended September 30, 2016 and 2015, the Partnership issued 2.8 and 7.6 million common units under this program, for proceeds of $77 and $261 million, net of $1 and $2 million in fees and commissions to managers, respectively. For the nine months ended September 30, 2016 and 2015, the Partnership issued 29.1 and 17.2 million common units under this program, for proceeds of $744 and $645 million, net of $8 and $7 million in fees and commissions to managers, respectively.
In September 2016, the Partnership completed a public offering of 21.0 million common units for proceeds of $560 million, net of $7 million in fees and commissions to managers. The net proceeds from this offering were used to partially fund the acquisition from Vitol. See Note 3 for further information regarding the acquisition. In October 2016, an additional 3.2 million common units were issued for proceeds of $84 million, net of fees and commissions to managers of $1 million, related to the exercise of an option in connection with the September 2016 offering.
In March and April 2015, a total of 15.5 million common units were issued in connection with a public offering and related option exercise. Total proceeds of $629 million were used to repay outstanding borrowings under the Partnership's $2.50 billion Credit Facility and for general partnership purposes.
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
The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units through September 30, 2016:

			Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount		General Partner		Unitholders
Minimum Quarterly Distribution		$0.0750	1%		99%
First Target Distribution	up to	$0.0833	1%		99%
Second Target Distribution	above	$0.0833	14%	(1)	86%
	up to	$0.0958
Third Target Distribution	above	$0.0958	36%	(1)	64%
	up to	$0.2638
Thereafter	above	$0.2638	49%	(1)	51%

(1)	Includes general partner interest.
The distributions paid by the Partnership for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
August 12, 2016	$0.5000	$149	$98
May 13, 2016	$0.4890	$140	$92
February 12, 2016	$0.4790	$131	$85
November 13, 2015	$0.4580	$119	$76
August 14, 2015	$0.4380	$111	$69
May 15, 2015	$0.4190	$103	$62
February 13, 2015	$0.4000	$92	$54
In connection with the acquisition from Vitol, the Partnership's general partner executed an amendment to the Partnership's Third Amended and Restated Agreement of Limited Partnership in September 2016, which provides for a reduction to the incentive distributions the general partner receives from the Partnership. The reductions will total $60 million over a two-year period, recognized ratably over eight quarters, beginning with the third quarter 2016 cash distribution.
On October 27, 2016, the Partnership's general partner announced a cash distribution of $0.51 per common unit ($2.04 annualized), representing the distribution for the third quarter 2016. The $266 million distribution, including $102 million to the general partner for its interests and incentive distribution rights, will be paid on November 14, 2016 to unitholders of record on November 9, 2016.

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
The Restated LTIP benefits eligible employees and directors of the general partner and its affiliates who perform services for the Partnership. The Restated LTIP is administered by the independent directors of the Compensation Committee of the general partner's board of directors with respect to employee awards, and by the general partner's board of directors with respect to awards granted to the independent directors. The Restated LTIP currently permits the grant of restricted units and unit options covering an additional 9.7 million common units.
The Partnership issued less than 0.1 and 0.4 million common units under its long-term incentive plan, and recognized share-based compensation expense of $16 and $12 million for the nine months ended September 30, 2016 and 2015, respectively. Each of the outstanding restricted unit grants have tandem distribution equivalent rights which are recognized as a reduction to equity when earned.

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
The physical contracts related to the Partnership's commodity purchase and sale activities that qualify as derivatives have been designated as normal purchases and sales and are accounted for using accrual accounting under the United States' generally accepted accounting principles. The Partnership accounts for derivatives that do not qualify as normal purchases or sales at fair value. The Partnership currently does not utilize derivative instruments to manage its exposure to prices related to crude oil purchase and sale activities. All derivative balances are presented on a gross basis.
Pursuant to the Partnership's approved risk management policy, derivative contracts, such as swaps, futures and other derivative instruments, may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions. The Partnership utilizes derivative instruments to mitigate the risk associated with market movements in the price of NGLs, refined products, and other commodities as necessary. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it. The Partnership has not designated any of its derivative contracts as hedges for accounting purposes, therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the consolidated statement of comprehensive income in the period in which they occur. All realized gains and losses associated with the Partnership's derivative contracts are recorded in earnings in the same line item associated with the forecasted transaction (either sales and other operating revenue, cost of products sold or operating expenses).

The Partnership had open derivative positions on approximately 15.5 and 9.2 million barrels of refined products and NGLs at September 30, 2016 and December 31, 2015, respectively. The derivatives outstanding as of September 30, 2016 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of September 30, 2016, the fair value of the Partnership's derivative assets and liabilities were approximately $17 and $39 million, respectively, compared to $30 and $18 million at December 31, 2015. Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.
The following table sets forth the impact of derivatives on the Partnership's results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Location of Gains (Losses) Recognized in Earnings	(in millions)
Commodity contracts not designated as cash flow hedging instruments:
Sales and other operating revenue	$(12)	$47	$(29)	$39
Cost of products sold	(1)	(14)	4	(24)
	$(13)	$33	$(25)	$15
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
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At September 30, 2016, the Partnership had $622 million of consolidated variable-rate borrowings under its revolving credit facility.

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

The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair value of the Partnership's senior notes is determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at September 30, 2016 was $5.6 billion, compared to the carrying amount of $5.4 billion. The estimated aggregate fair value of the senior notes at December 31, 2015 was $4.2 billion, compared to the carrying amount of $5.1 billion.
For further information regarding the Partnership's fair value measurements, see Note 14.

16. Business Segment Information
During the fourth quarter 2015, the Partnership realigned its reporting segments as a result of the continued investment in its organic growth capital program which has served to increase the integration that exists between its assets that service each commodity. This has also resulted in a shift in Management's strategic decision making process, resource allocation methodology, and assessment of the Partnership's financial results. The updated reporting segments are: Crude Oil, Natural Gas Liquids and Refined Products. The new segmentation provides the Partnership's investors with a more meaningful view of its business that is consistent with that of Management. For the purpose of comparability, all prior year segment disclosures have been recast to conform to the current year presentation. Such recasts had no impact on previously reported consolidated earnings.

The following tables summarize condensed consolidated statements of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to the Partnership for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Sales and other operating revenue (1)
Crude Oil	$1,843	$2,034	$5,115	$7,159
Natural Gas Liquids	148	304	577	833
Refined Products	198	69	542	189
Total sales and other operating revenue	$2,189	$2,407	$6,234	$8,181

Depreciation and amortization
Crude Oil	$60	$55	$176	$157
Natural Gas Liquids	28	20	77	56
Refined Products	24	27	74	65
Total depreciation and amortization	$112	$102	$327	$278

Impairment charge and other matters
Crude Oil	$(15)	$108	$(112)	$71
Natural Gas Liquids	(22)	(5)	(29)	(27)
Refined Products	—	—	(2)	—
Total impairment charge and other matters	$(37)	$103	$(143)	$44

Adjusted EBITDA
Crude Oil	$165	$179	$503	$502
Natural Gas Liquids	77	66	229	223
Refined Products	70	44	174	111
Total Adjusted EBITDA	312	289	906	836
Interest expense, net	(40)	(37)	(118)	(97)
Depreciation and amortization expense	(112)	(102)	(327)	(278)
Impairment charge and other matters	37	(103)	143	(44)
Provision for income taxes	(8)	(7)	(19)	(18)
Non-cash compensation expense	(5)	(4)	(16)	(12)
Unrealized gains (losses) on commodity risk management activities	(16)	32	(33)	9
Amortization of excess equity method investment	(1)	(1)	(2)	(2)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(12)	(10)	(31)	(23)
Net Income	155	57	503	371
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Less: Net income attributable to redeemable noncontrolling interests	—	—	—	(1)
Net Income attributable to Sunoco Logistics Partners L.P.	$154	$56	$501	$368

(1)	Sales and other operating revenue includes the following amounts from ETP and its affiliates for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Crude Oil	$9	$14	$17	$187
Natural Gas Liquids	42	49	127	155
Refined Products	53	27	163	73
Total sales and other operating revenue	$104	$90	$307	$415

The following table summarizes the identifiable assets for each segment as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in millions)
Crude Oil	$9,739	$8,802
Natural Gas Liquids	4,586	3,764
Refined Products	2,787	2,747
Corporate and other assets (1)	159	176
Total identifiable assets	$17,271	$15,489

(1)	Corporate and other assets consist of cash and cash equivalents, properties, plants and equipment and other assets.

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

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer		Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—		$2,085	$—	$2,085
Affiliates	—	—		104	—	104
Total Revenues	—	—		2,189	—	2,189
Costs and Expenses
Cost of products sold	—	—		1,855	—	1,855
Operating expenses	—	—		41	—	41
Selling, general and administrative expenses	—	—		27	—	27
Depreciation and amortization expense	—	—		112	—	112
Impairment charge and other matters	—	—		(37)	—	(37)
Total Costs and Expenses	—	—		1,998	—	1,998
Operating Income	—	—		191	—	191
Interest cost and debt expense, net	—	(67)		(1)	—	(68)
Capitalized interest	—	28		—	—	28
Other income	—	—		12	—	12
Equity in earnings of subsidiaries	154	193		—	(347)	—
Income (Loss) Before Provision for Income Taxes	154	154		202	(347)	163
Provision for income taxes	—	—		(8)	—	(8)
Net Income (Loss)	154	154		194	(347)	155
Less: Net income attributable to noncontrolling interests	—	—		(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$154	$154		$193	$(347)	$154

Comprehensive Income (Loss)	$154	$154	—	$193	$(347)	$154
Less: Comprehensive income attributable to noncontrolling interests	—	—		(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$154	$154		$192	$(347)	$153

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$2,317	$—	$2,317
Affiliates	—	—	90	—	90
Total Revenues	—	—	2,407	—	2,407
Costs and Expenses
Cost of products sold	—	—	2,041	—	2,041
Operating expenses	—	—	41	—	41
Selling, general and administrative expenses	—	1	25	—	26
Depreciation and amortization expense	—	—	102	—	102
Impairment charge and other matters	—	—	103	—	103
Total Costs and Expenses	—	1	2,312	—	2,313
Operating Income (Loss)	—	(1)	95	—	94
Interest cost and debt expense, net	—	(49)	—	—	(49)
Capitalized interest	—	12	—	—	12
Other income	—	—	7	—	7
Equity in earnings of subsidiaries	56	94	—	(150)	—
Income (Loss) Before Provision for Income Taxes	56	56	102	(150)	64
Provision for income taxes	—	—	(7)	—	(7)
Net Income (Loss)	56	56	95	(150)	57
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$56	$56	$94	$(150)	$56

Comprehensive Income (Loss)	$56	$56	$95	$(150)	$57
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$56	$56	$94	$(150)	$56

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer		Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—		$5,927	$—	$5,927
Affiliates	—	—		307	—	307
Total Revenues	—	—		6,234	—	6,234
Costs and Expenses
Cost of products sold	—	—		5,259	—	5,259
Operating expenses	—	—		97	—	97
Selling, general and administrative expenses	—	1		80	—	81
Depreciation and amortization expense	—	—		327	—	327
Impairment charge and other matters	—	—		(143)	—	(143)
Total Costs and Expenses	—	1		5,620	—	5,621
Operating Income (Loss)	—	(1)		614	—	613
Interest cost and debt expense, net	—	(196)	—	(2)	—	(198)
Capitalized interest	—	80		—	—	80
Other income	—	—		27	—	27
Equity in earnings of subsidiaries	501	618		—	(1,119)	—
Income (Loss) Before Provision for Income Taxes	501	501		639	(1,119)	522
Provision for income taxes	—	—		(19)	—	(19)
Net Income (Loss)	501	501		620	(1,119)	503
Less: Net income attributable to noncontrolling interests	—	—		(2)	—	(2)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$501	$501		$618	$(1,119)	$501

Comprehensive Income (Loss)	$501	$501		$620	$(1,119)	$503
Less: Comprehensive income attributable to noncontrolling interests	—	—		(2)	—	(2)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$501	$501		$618	$(1,119)	$501

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$7,766	$—	$7,766
Affiliates	—	—	415	—	415
Total Revenues	—	—	8,181	—	8,181
Costs and Expenses
Cost of products sold	—	—	7,196	—	7,196
Operating expenses	—	—	120	—	120
Selling, general and administrative expenses	—	1	75	—	76
Depreciation and amortization expense	—	—	278	—	278
Impairment charge and other matters	—	—	44	—	44
Total Costs and Expenses	—	1	7,713	—	7,714
Operating Income (Loss)	—	(1)	468	—	467
Interest cost and debt expense, net	—	(149)	(2)	—	(151)
Capitalized interest	—	54	—	—	54
Other income	—	—	19	—	19
Equity in earnings of subsidiaries	368	464	—	(832)	—
Income (Loss) Before Provision for Income Taxes	368	368	485	(832)	389
Provision for income taxes	—	—	(18)	—	(18)
Net Income (Loss)	368	368	467	(832)	371
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Less: Net income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$368	$368	$464	$(832)	$368

Comprehensive Income (Loss)	$368	$368	$466	$(832)	$370
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$368	$368	$463	$(832)	$367

Condensed Consolidating Balance Sheet
September 30, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$39	$—	$—	$39
Accounts receivable, net	—	—	1,456	—	1,456
Accounts receivable, affiliated companies	—	—	37	—	37
Inventories	—	—	829	—	829
Note receivable, affiliated companies	—	—	100	—	100
Other current assets	—	—	29	—	29
Total Current Assets	—	39	2,451	—	2,490
Properties, plants and equipment, net	—	—	11,681	—	11,681
Investment in affiliates	6,995	10,388	985	(17,383)	985
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	680	—	680
Other assets	—	5	72	—	77
Total Assets	$6,995	$10,432	$17,227	$(17,383)	$17,271
Liabilities and Equity
Accounts payable	$—	$—	$1,507	$—	$1,507
Accounts payable, affiliated companies	—	—	33	—	33
Accrued liabilities	1	57	248	—	306
Accrued taxes payable	—	—	43	—	43
Intercompany	(1,942)	(2,634)	4,576	—	—
Total Current Liabilities	(1,941)	(2,577)	6,407	—	1,889
Long-term debt	—	6,014	—	—	6,014
Other deferred credits and liabilities	—	—	128	—	128
Deferred income taxes	—	—	256	—	256
Total Liabilities	(1,941)	3,437	6,791	—	8,287
Redeemable noncontrolling interests	—	—	15	—	15
Redeemable Limited Partners' interests	296	—	—	—	296
Total Equity	8,640	6,995	10,421	(17,383)	8,673
Total Liabilities and Equity	$6,995	$10,432	$17,227	$(17,383)	$17,271

Condensed Consolidating Balance Sheet
December 31, 2015
(in millions, audited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$37	$—	$—	$37
Accounts receivable, net	—	—	1,165	—	1,165
Accounts receivable, affiliated companies	—	3	17	—	20
Inventories	—	—	607	—	607
Other current assets	—	—	19	—	19
Total Current Assets	—	40	1,808	—	1,848
Properties, plants and equipment, net	—	—	10,692	—	10,692
Investment in affiliates	6,488	9,692	802	(16,180)	802
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	718	—	718
Other assets	—	6	65	—	71
Total Assets	$6,488	$9,738	$15,443	$(16,180)	$15,489
Liabilities and Equity
Accounts payable	$—	$1	$1,250	$—	$1,251
Accounts payable, affiliated companies	—	—	39	—	39
Accrued liabilities	1	66	262	—	329
Accrued taxes payable	—	—	44	—	44
Intercompany	(1,320)	(2,408)	3,728	—	—
Total Current Liabilities	(1,319)	(2,341)	5,323	—	1,663
Long-term debt	—	5,591	—	—	5,591
Other deferred credits and liabilities	—	—	125	—	125
Deferred income taxes	—	—	254	—	254
Total Liabilities	(1,319)	3,250	5,702	—	7,633
Redeemable noncontrolling interests	—	—	15	—	15
Redeemable Limited Partners' interests	286	—	—	—	286
Total Equity	7,521	6,488	9,726	(16,180)	7,555
Total Liabilities and Equity	$6,488	$9,738	$15,443	$(16,180)	$15,489

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$501	$491	$655	$(1,119)	$528
Cash Flows from Investing Activities:
Capital expenditures	—	—	(1,448)	—	(1,448)
Acquisitions	—	—	(17)	—	(17)
Change in note receivable, affiliated companies	—	—	(100)		(100)
Change in long-term note receivable	—	—	(2)	—	(2)
Intercompany	(1,107)	(918)	906	1,119	—
Net cash provided by (used in) investing activities	(1,107)	(918)	(661)	1,119	(1,567)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(695)	—	—	—	(695)
Distributions paid to noncontrolling interests	(3)	—	—	—	(3)
Net proceeds from issuance of limited partner units	1,304	—	—	—	1,304
Repayments under credit facilities	—	(4,029)	—	—	(4,029)
Borrowings under credit facilities	—	4,089	—	—	4,089
Net proceeds from issuance of long-term debt	—	544	—	—	544
Repayments of senior notes	—	(175)	—	—	(175)
Contributions attributable to acquisition from affiliate	—	—	5	—	5
Other	—	—	1	—	1
Net cash provided by financing activities	606	429	6	—	1,041
Net change in cash and cash equivalents	—	2	—	—	2
Cash and cash equivalents at beginning of period	—	37	—	—	37
Cash and cash equivalents at end of period	$—	$39	$—	$—	$39

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$368	$365	$396	$(832)	$297
Cash Flows from Investing Activities:
Capital expenditures	—	—	(1,678)	—	(1,678)
Acquisitions	—	—	(131)	—	(131)
Change in long-term note receivable	—	—	(14)	—	(14)
Intercompany	(1,150)	(1,111)	1,429	832	—
Net cash provided by (used in) investing activities	(1,150)	(1,111)	(394)	832	(1,823)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(491)	—	—	—	(491)
Distributions paid to noncontrolling interests	(1)	—	—	—	(1)
Net proceeds from issuance of limited partner units	1,274	—	—	—	1,274
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(10)	—	(10)
Repayments under credit facilities	—	(1,760)	—	—	(1,760)
Borrowings under credit facilities	—	2,454	—	—	2,454
Contributions attributable to acquisition from affiliate	—	—	8	—	8
Other	—	(4)	—	—	(4)
Net cash provided by (used in) financing activities	782	690	(2)	—	1,470
Net change in cash and cash equivalents	—	(56)	—	—	(56)
Cash and cash equivalents at beginning of period	—	101	—	—	101
Cash and cash equivalents at end of period	$—	$45	$—	$—	$45

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
During the fourth quarter 2015, we realigned our reporting segments as a result of the continued investment in our organic growth capital program which has served to increase the integration that exists between our assets that service each commodity. This has also resulted in a shift in Management's strategic decision making process, resource allocation methodology, and assessment of our financial results. The updated reporting segments are: Crude Oil, Natural Gas Liquids and Refined Products. The new segmentation provides our investors with a more meaningful view of our business that is consistent with that of Management. For the purpose of comparability, all prior year segment disclosures have been recast to conform to the current presentation. Such recasts had no impact on previously reported consolidated earnings.
Results of Operations
The following table summarizes our consolidated operating results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per unit data)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$2,085	$2,317	$5,927	$7,766
Affiliates	104	90	307	415
Total Revenues	2,189	2,407	6,234	8,181
Costs and Expenses
Cost of products sold (1)	1,855	2,041	5,259	7,196
Operating expenses (1)	41	41	97	120
Selling, general and administrative expenses	27	26	81	76
Depreciation and amortization expense	112	102	327	278
Impairment charge and other matters	(37)	103	(143)	44
Total Costs and Expenses	1,998	2,313	5,621	7,714
Operating Income	191	94	613	467
Interest cost and debt expense, net	(68)	(49)	(198)	(151)
Capitalized interest	28	12	80	54
Other income	12	7	27	19
Income Before Provision for Income Taxes	163	64	522	389
Provision for income taxes	(8)	(7)	(19)	(18)
Net Income	155	57	503	371
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Less: Net income attributable to redeemable noncontrolling interests	—	—	—	(1)
Net Income Attributable to Sunoco Logistics Partners L.P.	$154	$56	$501	$368
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$0.16	$(0.07)	$0.68	$0.67
Diluted	$0.16	$(0.07)	$0.68	$0.66

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
The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net Income	$155	$57	$503	$371
Interest expense, net	40	37	118	97
Depreciation and amortization expense	112	102	327	278
Impairment charge and other matters	(37)	103	(143)	44
Provision for income taxes	8	7	19	18
Non-cash compensation expense	5	4	16	12
Unrealized (gains) losses on commodity risk management activities	16	(32)	33	(9)
Amortization of excess investment in joint venture interests	1	1	2	2
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	12	10	31	23
Adjusted EBITDA	312	289	906	836
Interest expense, net	(40)	(37)	(118)	(97)
Provision for current income taxes	(7)	(8)	(17)	(22)
Amortization of fair value adjustments on long-term debt	(2)	(4)	(8)	(10)
Proportionate share of unconsolidated affiliates' interest, provision for current income taxes and maintenance capital expenditures (1)	(10)	(12)	(30)	(30)
Maintenance capital expenditures	(13)	(18)	(40)	(49)
Distributable cash flow attributable to noncontrolling interests	(1)	—	(2)	(2)
Contributions attributable to acquisition from affiliate	1	2	5	8
Distributable Cash Flow (1)	$240	$212	$696	$634

(1)
During the first quarter 2016, we changed our definition of distributable cash flow to conform to the presentation utilized by our general partner. The change did not have a material impact on our distributable cash flow. Prior period amounts have been recast to conform to current presentation.

Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to SXL") was $154 and $56 million for the three months ended September 30, 2016 and 2015, respectively. The increase was largely attributable to a $140 million positive variance related to non-cash inventory adjustments resulting from changes in commodity prices compared to the prior year period. Also contributing to the increase was improved operating results from our Refined Products and Natural Gas Liquids segments and higher contributions from our joint venture interests. These positive factors were partially offset by lower operating results from our Crude Oil segment driven largely by acquisition and marketing activities, higher depreciation and amortization expense related to expansion capital projects placed into service in 2015 and 2016, and increased net interest expense.
Net income attributable to SXL was $501 and $368 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was largely attributable to a $187 million positive variance related to non-cash inventory adjustments resulting from changes in commodity prices compared to the prior year period. Also contributing to the increase was higher operating results from pipeline and terminal assets within our Crude Oil and Natural Gas Liquids segments, and improved contributions from our Refined Products segment and joint venture interests. These positive factors were partially offset by lower acquisition and marketing results from our Crude Oil and Natural Gas Liquids segments, higher depreciation and amortization expense related to expansion capital projects placed into service in 2015 and 2016, and higher net interest expense attributable to senior notes issued during both periods.
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
The following table summarizes the operating results and key operating measures for our Crude Oil segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$1,834	$2,020	$5,098	$6,972
Affiliates	9	14	17	187
Total sales and other operating revenue	$1,843	$2,034	$5,115	$7,159
Depreciation and amortization expense	$60	$55	$176	$157
Impairment charges and other matters (1)	$(15)	$108	$(112)	$71
Adjusted EBITDA	$165	$179	$503	$502
Pipeline throughput (thousands of barrels per day ("bpd")) (2) (3)	2,516	2,395	2,380	2,232
Terminal throughput (thousands of bpd)	1,559	1,409	1,524	1,343
Gross profit (4)	$173	$191	$531	$538

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(3)	Prior period pipeline throughput amounts have been restated to conform to current presentation.

(4)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Crude Oil segment decreased $14 million to $165 million for the three months ended September 30, 2016, as compared to $179 million for the prior year period. The decrease was largely attributable to lower operating results from our crude oil acquisition and marketing activities ($38 million), which includes transportation and storage fees related to our crude oil pipelines and terminal facilities, resulting from lower crude oil differentials compared to the prior year period. This decrease was partially offset by improved results from our crude oil pipelines ($21 million) which benefited from the Delaware Basin Extension and Permian Longview and Louisiana Extension pipelines that commenced operations in the third quarter 2016. Higher contributions from joint venture interests ($4 million) also contributed to the offset.

Adjusted EBITDA for the Crude Oil segment increased $1 million to $503 million for the nine months ended September 30, 2016, as compared to $502 million for the prior year period. The slight increase was largely due to improved results from our crude oil pipelines ($116 million) which benefited from the Permian Express 2 pipeline that commenced operations in third quarter 2015 and the Delaware Basin Extension and Permian Longview and Louisiana Extension pipelines that commenced operations in the third quarter 2016. Higher results from our crude oil terminals ($20 million), largely related to our Nederland facility, and improved contributions from joint venture interests ($9 million) also contributed to the increase. These positive factors were largely offset by a decrease in operating results from our crude oil acquisition and marketing activities ($140 million), which includes transportation and storage fees related to our crude oil pipelines and terminal facilities, due to lower crude oil differentials and decreased volumes.

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
The following table summarizes the operating results and key operating measures for our Natural Gas Liquids segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$106	$255	$450	$678
Affiliates	42	49	127	155
Total sales and other operating revenue	$148	$304	$577	$833
Depreciation and amortization expense	$28	$20	$77	$56
Impairment charge and other matters (1)	$(22)	$(5)	$(29)	$(27)
Adjusted EBITDA	$77	$66	$229	$223
Pipeline throughput (thousands of bpd)	289	205	268	190
Terminal throughput (thousands of bpd)	252	205	229	174
Gross profit (2)	$68	$104	$234	$250

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Natural Gas Liquids segment increased $11 million to $77 million for the three months ended September 30, 2016, as compared to $66 million for the prior year period. The increase was largely attributable to increased volumes and fees from our Mariner NGLs projects ($23 million), which includes our NGLs pipelines and Marcus Hook and Nederland facilities. These positive factors were partially offset by lower operating results from our NGLs acquisition and marketing activities ($11 million).
Adjusted EBITDA for the Natural Gas Liquids segment increased $6 million to $229 million for the nine months ended September 30, 2016, as compared to $223 million for the prior year period. The increase was largely attributable to increased volumes and fees from our Mariner NGLs projects ($73 million), which includes our NGLs pipelines and Marcus Hook and Nederland facilities. These factors were largely offset by lower operating results from our NGLs acquisition and marketing activities ($66 million).

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
The following table summarizes the operating results and key operating measures for our Refined Products segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$145	$42	$379	$116
Affiliates	53	27	163	73
Total sales and other operating revenue	$198	$69	$542	$189
Depreciation and amortization expense	$24	$27	$74	$65
Impairment charge and other matters (1)	$—	$—	$(2)	$—
Adjusted EBITDA	$70	$44	$174	$111
Pipeline throughput (thousands of bpd) (2) (3)	611	522	573	492
Terminal throughput (thousands of bpd)	570	562	554	518
Gross profit (4)	$52	$30	$113	$77

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(3)	Prior period pipeline throughput amounts have been restated to conform to current presentation.

(4)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Refined Products segment increased $26 million to $70 million for the three months ended September 30, 2016, as compared to $44 million for the prior year period. The increase was primarily attributable to improved operating results from our refined products pipelines ($11 million), which benefited from higher volumes on our Allegheny Access pipeline, and higher results from our refined products acquisition and marketing activities ($10 million). Improved contributions from joint venture interests ($3 million) and our refined products terminals ($2 million) also contributed to the increase.
Adjusted EBITDA for the Refined Products segment increased $63 million to $174 million for the nine months ended September 30, 2016, as compared to $111 million for the prior year period. The increase was driven primarily by improved operating results from our refined products pipelines ($29 million), which benefited from higher volumes on our Allegheny Access pipeline, and higher results from our refined products acquisition and marketing activities ($20 million). Higher earnings attributable to our refined products terminals ($7 million) and improved contributions from joint venture interests ($7 million) also contributed to the increase.

Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our $2.50 billion revolving credit facility are our primary sources of liquidity. At September 30, 2016, we had a net working capital surplus of $601 million and available borrowing capacity of $1.9 billion under our revolving credit facility. We supplement our cash flows from operations with proceeds from our at-the-market equity offering program ("ATM" program) and periodically with debt and equity financing activities.
Credit Facilities
We maintain a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, to fund our working capital requirements, finance acquisitions and capital projects, and for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. In September 2015, we initiated a commercial paper program under the borrowing limits established by our $2.50 billion Credit Facility. In June 2015, the $2.50 billion Credit Facility was amended to create a segregated tranche of borrowings that will be guaranteed by ETP. The amendment did not modify the outstanding borrowings, total capacity or terms of the facility. Outstanding borrowings amounted to $622 and $562 million at September 30, 2016 and December 31, 2015, respectively. Borrowings under the $2.50 billion Credit Facility at September 30, 2016 included $140 million of commercial paper.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.6 to 1 at September 30, 2016, as calculated in accordance with the credit agreement.
Senior Notes
The Operating Partnership had $175 million of 6.125 percent Senior Notes which matured and were repaid in May 2016 with borrowings under the $2.50 billion Credit Facility.
In July 2016, we issued $550 million of 3.90 percent Senior Notes (the "2026 Senior Notes"), due July 2026, for net proceeds of $544 million. The terms and conditions of the 2026 Senior Notes are comparable to those of our other outstanding senior notes. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.
Equity Offerings
We maintain an ATM program which allows us to issue common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. For the three months ended September 30, 2016 and 2015, the Partnership issued 2.8 and 7.6 million common units under this program, for net proceeds of $77 and $261 million, respectively. For the nine months ended September 30, 2016 and 2015, the Partnership issued 29.1 and 17.2 million common units under this program, for net proceeds of $744 and $645 million, respectively.
In September 2016, we completed a public offering of 21.0 million common units for proceeds of $560 million, net of $7 million in fees and commissions to managers. The net proceeds from this offering were used to partially fund the acquisition from Vitol Inc. ("Vitol"), which closed in November 2016. In October 2016, an additional 3.2 million common units were issued for proceeds of $84 million, net of $1 million in fees and commissions to managers, related to the exercise of an option in connection with the September 2016 offering.
In March and April 2015, a total of 15.5 million common units were issued in connection with a public offering and related option exercise. Total proceeds of $629 million were used to repay outstanding borrowings under the $2.50 billion Credit Facility and for general partnership purposes.
Bakken Project Initiatives
In August 2016, the Bakken entities' established a $2.5 billion credit facility which is anticipated to provide substantially all of the remaining capital necessary to complete the project. Borrowings under the credit facility are secured by all assets of the Bakken entities, as well as the ownership interests maintained by the joint partners. Until certain governmental permits required for operation are obtained, the facility is limited to $1.1 billion in borrowings. At September 30, 2016, $1.1 billion was outstanding under the Bakken credit facility.

The joint partners agreed to provide the Bakken entities with a short-term loan until the full capacity of the $2.5 billion credit facility can be utilized. The loan was made by the partners in proportion to their respective ownership interests. The outstanding balance of the note receivable due to us by the Bakken entities at September 30, 2016 was $100 million.
In August 2016, we also announced with ETP the signing of an agreement to sell 49 percent of our respective interests in the Bakken Pipeline project for $2.0 billion to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. The transaction is expected to close in the fourth quarter 2016, subject to certain closing conditions, at which time we will receive $800 million. The carrying amount of our investment in the Bakken Pipeline project was $631 million at September 30, 2016. Subsequent to closing, our ownership interest in the Bakken Pipeline project will be 15.3 percent.

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
Net cash provided by operating activities for the nine months ended September 30, 2016 of $528 million was primarily related to net income of $503 million and a non-cash adjustment for depreciation and amortization totaling $327 million. These sources of cash were partially offset by a $143 million non-cash inventory adjustment related to changes in commodity prices and a $150 million increase in working capital largely attributable to an increase in our net receivables position and inventories.
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
Net cash used in investing activities of $1.6 billion for the nine months ended September 30, 2016 primarily included $1.4 million of expansion and maintenance capital expenditures and a $100 million increase in an affiliated note receivable. The net use of cash was also impacted by the August 2016 acquisition of an additional 1.7 percent ownership interest in the Explorer Pipeline Company ("Explorer") joint venture for $17 million.
In addition to $1.7 billion of cash used for expansion and maintenance capital expenditures, net cash used in investing activities for the nine months ended September 30, 2015 included the $131 million acquisition of the remaining noncontrolling interest in the West Texas Gulf Pipe Line Company ("West Texas Gulf").
Financing Activities
Cash flows from financing activities relate primarily to the payment of distributions to partners; proceeds from overnight equity and ATM offerings; proceeds and repayments related to senior notes; and borrowings and repayments under our credit facility.
Net cash provided by financing activities for the nine months ended September 30, 2016 of $1.0 billion resulted primarily from $1.3 billion of net proceeds from the public offering of common units and our ATM program; $544 million of net proceeds from a senior notes offering; and $60 million of net borrowings under our credit facility. These sources of cash were partially offset by $695 million in distributions paid to limited partners and the general partner, and repayment of the $175 million 6.125 percent Senior Notes in May 2016.
Net cash provided by financing activities for the nine months ended September 30, 2015 of $1.5 billion resulted primarily from $1.3 billion of net proceeds from the public equity offering of common units and our ATM program, and the $694 million of net borrowings under our credit facility. These sources of cash were partially offset by $491 million in distributions paid to limited partners and the general partner.

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

•	Acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.
The following table summarizes our capital expenditures for the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Expansion	$1,392	$1,467
Maintenance	40	49
Acquisitions	17	131
Total	$1,449	$1,647
Expansion capital expenditures for the nine months ended September 30, 2016 included spending to: invest in the announced Mariner NGLs projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through announced expansion capital and joint projects; expand the service capabilities of our acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals.
We expect 2016 expansion capital of approximately $1.0 billion, including the anticipated proceeds from the sale of a portion of our interest in the Bakken pipeline in the fourth quarter 2016 and excluding acquisitions.
Maintenance capital expenditures for both periods presented primarily included recurring expenditures such as pipeline integrity costs; pipeline relocations; repair and upgrade of field instrumentation, including measurement devices; repair and replacement of tank floors and roofs; upgrades of cathodic protection systems, crude trucks and related equipment; and the upgrade of pump stations.
Acquisitions included the purchase of an additional ownership interest in Explorer Pipeline Company in 2016 and the purchase of the remaining noncontrolling interest in West Texas Gulf in 2015.
In November 2016, we completed an acquisition from Vitol for an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides us with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50 percent interest in SunVit Pipeline LLC ("SunVit"), which increased our overall ownership of SunVit to 100 percent. SunVit connects the Midland terminal to our Permian Express 2 pipeline, a key takeaway to bring Permian crude oil to multiple markets.
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
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At September 30, 2016, we had $622 million of variable-rate borrowings under our revolving credit facility. Outstanding borrowings bear interest cost at LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable-rate debt arrangements. Our weighted average interest rate on our variable-rate borrowings was approximately 2 percent at September 30, 2016. A one-percent movement in the weighted average rate would have impacted interest expense by approximately $8 million for the nine months ended September 30, 2016.
At September 30, 2016, we had $5.4 billion of fixed-rate borrowings which was comprised of our outstanding senior notes. This amount excludes the $85 million of unamortized fair value adjustments resulting from the application of push-down accounting in connection with the acquisition of our general partner by ETP. The estimated fair value of our senior notes was $5.6 billion at September 30, 2016. A hypothetical one-percent movement in interest rates would have impacted the fair value of our fixed-rate borrowings by approximately $575 million.
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
We do not use futures or other derivative instruments to speculate on crude oil, natural gas liquids ("NGLs") or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted NGLs and refined products purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At September 30, 2016, the fair market value of our open derivative positions resulted in a net liability of $22 million on 15.5 million barrels of NGLs and refined products. These derivative positions vary in length but do not extend beyond one year.
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
As of September 30, 2016, the Partnership carried out an evaluation, under the supervision and with the participation of management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer and its Chief Financial Officer and Treasurer concluded that the Partnership's disclosure controls and procedures were effective.
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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
In June 2016, the Pipeline Hazardous Material Safety Administration ("PHMSA") issued Notices of Probable Violation ("NOPV") and a proposed compliance order (“PCO”) in connection with alleged violations on the Partnership’s Texas crude oil pipeline system. The proposed penalties are in excess of $0.1 million, and the Partnership is currently in discussions with the PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
In July 2016, the PHMSA issued a NOPV and PCO in connection with inspection and maintenance activities related to a 2013 incident on the Partnership's crude oil pipeline near Wortham, Texas. The proposed penalties are in excess of $0.1 million, and the Partnership is currently in discussions with the PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
There are certain pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Our management believes that any liabilities that may arise from these legal proceedings will not be material to our results of operations, financial position or cash flows at September 30, 2016.
For additional information related to these proceedings, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016, and Forms 10-Q for the periods ended March 31, 2016 and June 30, 2016 , filed on May 5, 2016 and August 4, 2016, respectively.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A. of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Membership Interest Purchase Agreement, dated as of August 2, 2016, by and between Bakken Holdings Company LLC and MarEn Bakken Company LLC

2.1.1
Schedules and Exhibits to Membership Interest Purchase Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(b)(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request

3.1*
Amendment No. 7 to Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P. dated as of September 26, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed September 26, 2016)

4.1*
Fourteenth Supplemental Indenture, dated as of July 12, 2016, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association as successor trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 1-31219, filed July 12, 2016)

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

101.1
The following financial information from Sunoco Logistics Partners L.P.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements

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
Date: November 9, 2016