Form 10-K
period 2016-12-31
SUNOCO LOGISTICS PARTNERS L.P.
filed 2017-02-24
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-31219

 SUNOCO LOGISTICS PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3807 West Chester Pike, Newtown Square, PA	19073
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (866) 248-4344

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partner interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10 percent or more of the Common Units outstanding (including the General Partner of the registrant, Sunoco Partners LLC, as if they may be affiliates of the registrant)) was $6.5 billion as of June 30, 2016, based on $28.75 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date. At February 22, 2017, the number of the registrant's Common and Class B Units outstanding were 322,388,550 and 9,416,196, respectively.
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
Words such as "may," "anticipates," "believes," "expects," "estimates," "planned," "scheduled" or similar phrases or expressions identify forward-looking statements. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, any or all of which may ultimately prove to be inaccurate. These statements are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results projected, forecasted, estimated or budgeted, including, but not limited to the following:

•	Our ability to successfully consummate announced acquisitions, mergers or expansions and integrate them into our existing business operations;

•	Delays related to construction of, or work on, new or existing facilities and the issuance of applicable permits;

•	Changes in the supply of, or demand for crude oil, natural gas liquids ("NGLs") and refined products that impact demand for our pipeline, terminalling and storage services;

•	Changes in the short-term and long-term demand for crude oil, NGLs and refined products we buy and sell;

•	An increase in the competition encountered by our pipelines, terminals and acquisition and marketing operations;

•	Changes in the financial condition or operating results of joint ventures or other holdings in which we have an equity ownership interest;

•	Changes in the general economic conditions in the United States;

•	Changes in laws and regulations to which we are subject, including federal, state, and local taxes, safety, environmental and employment laws;

•	Changes in regulations governing the composition of the products that we transport, terminal and store;

•	Improvements in energy efficiency and development of technology resulting in reduced demand for refined petroleum products;

•	Our ability to manage growth and/or control costs;

•	The effect of changes in accounting principles and tax laws, and interpretations of both;

•
Global and domestic economic repercussions, including disruptions in the crude oil, NGLs and refined petroleum products markets, from terrorist activities, international hostilities and other events, and the government's response thereto;

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
On November 20, 2016, we and our general partner, Sunoco Partners LLC ("SXL GP"), a Pennsylvania limited liability company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ETP, together with Energy Transfer Partners GP, L.P. ("ETP GP"), a Delaware limited partnership and the general partner of ETP, and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. ("ETE"), a Delaware limited partnership and indirect parent entity of ETP, ETP GP, the Partnership and SXL GP. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of SXL will merge with ETP (the "Merger"), with ETP continuing as the surviving entity and a wholly-owned subsidiary of SXL. Concurrently with the Merger, SXL GP will merge with ETP GP, with ETP GP continuing as the surviving entity and becoming the general partner of SXL. Following the recommendation of the conflicts committee (the "ETP Conflicts Committee") of the board of directors of ETP's managing general partner (the "ETP Board"), the ETP Board approved and agreed to submit the Merger Agreement to a vote of ETP unitholders and to recommend that ETP's unitholders adopt the Merger Agreement. Following the recommendation of the conflicts committee of the board of directors of SXL GP, the board of directors of SXL GP approved the Merger Agreement. The Merger is expected to close in April 2017.
Effective at the time of the Merger, all SXL units, 67.1 million common and 9.4 million Class B, currently held by ETP will be retired. The existing incentive distribution right ("IDR") provisions in the SXL Partnership Agreement will continue to be in effect, and ETE will own the IDRs of SXL following the closing of the transaction. As part of this transaction, ETE has agreed to continue to provide all the IDR subsidies that are currently in effect for both SXL and ETP. In addition, our 364-Day credit facility is expected to be terminated and repaid in connection with the Merger. Also effective at the time of the Merger, each common unit representing a limited partner interest in ETP issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time of the merger will be converted into the right to receive 1.50 common units representing limited partner interests in SXL (the "SXL Common Units") (the "Merger Consideration"). Each Class E Unit of ETP, each Class G Unit of ETP, each Class I Unit of ETP, each Class J Unit of ETP and each Class K Unit of ETP, if any, issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time of the Merger will be converted into the right to receive a corresponding unit in SXL with the same rights, preferences, privileges, powers, duties and obligations as such existing ETP unit had immediately prior to the Merger. The corresponding units in SXL will be issued pursuant to the Fourth Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., which will be executed at the effective time.
(b) Financial Information about Segments
See Part II, Item 8. "Financial Statements and Supplementary Data."

(c) Narrative Description of Business
We are a Delaware limited partnership which is principally engaged in the transport, terminalling and storage of crude oil, NGLs and refined products. In addition to logistics services, we also own acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, NGLs and refined products. Our portfolio of geographically diverse assets earns revenues in 37 states located throughout the United States. Our reporting segments are as follows:

•
The Crude Oil segment provides transportation, terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeast United States. Included within the segment is approximately 6,100 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States and equity ownership interests in two crude oil pipelines. Our crude oil terminalling services operate with an aggregate storage capacity of approximately 33 million barrels, including approximately 26 million barrels at our Gulf Coast terminal in Nederland, Texas, approximately 3 million barrels at our Fort Mifflin terminal complex in Pennsylvania and approximately 2 million barrels at our newly acquired Midland, Texas terminal. Our crude oil acquisition and marketing activities utilize our pipeline and terminal assets, our proprietary fleet of crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the mid-continent United States.

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

•
The Refined Products segment provides transportation and terminalling services, through the use of approximately 1,800 miles of refined products pipelines and approximately 40 active refined products marketing terminals. Our marketing terminals are located primarily in the northeast, midwest and southwest United States, with approximately 8 million barrels of refined products storage capacity. The Refined Products segment includes our Eagle Point facility in New Jersey, which has approximately 6 million barrels of refined products storage capacity. The segment also includes our equity ownership interests in four refined products pipeline companies. The segment also performs terminalling activities at our Marcus Hook Industrial Complex. The Refined Products segment utilizes our integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions of the United States.

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
We continue to expand our business with the November 2016 purchase of Vitol Inc.'s ("Vitol") crude oil assets in the Midland basin, commencement of operations on several organic growth projects related to our three commodity strategies, and continued capital investment in our equity ownership interests in crude oil pipeline projects, which provide connectivity with our existing pipeline and terminalling assets upon commencement of operations. We also continued to expand our NGLs platform with continued progress on the previously announced Mariner projects.
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
We completed the following transactions in the Crude Oil segment since December 31, 2011:

•
In November 2016, we acquired an integrated crude oil business in West Texas from Vitol. The acquisition provides us with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50 percent interest in the SunVit Pipeline LLC ("SunVit"), which increased our overall ownership of SunVit to 100 percent. SunVit connects the Midland terminal to our Permian Express 2 pipeline, a key takeaway to bring Permian crude oil to multiple markets. SunVit was renamed Permian Express Terminal LLC ("PET") in December 2016.

•
In October 2015, we obtained a 30 percent ownership interest in the Bakken pipeline project through acquisition of an ownership interest in the Bakken Holdings Company LLC. The Bakken pipeline consists of existing and newly constructed pipelines that are expected to provide aggregate takeaway capacity of approximately 450 thousand barrels per day ("bpd") of crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminalling hubs in the midwest and Gulf Coast, including our Nederland terminal. The ultimate takeaway capacity target for the Bakken pipeline is 570 thousand bpd. The project is jointly owned by ETP and Phillips 66. Commercial operations are expected to commence in the second quarter 2017.

In February 2017, ETP and Sunoco Logistics completed the sale of a 36.75 percent interest in the Bakken Pipeline project for $2 billion in cash to MarEn Bakken Company LLC, an entity jointly owned by Enbridge Energy Partners, L.P. and MPLX LP. Sunoco Logistics received $800 million for its interest, and proceeds from the sale were used to pay down debt and will be used to help fund our expansion capital program. As a result of the sale, our interest in the Bakken Pipeline project is 15.3 percent.

•
In July 2015, we obtained a 30 percent ownership interest in the Bayou Bridge Pipeline, LLC ("Bayou Bridge"), which consists of newly constructed pipeline that delivers crude oil from Nederland, Texas to refinery markets in Louisiana. Commercial operations from Nederland, Texas to Lake Charles, Louisiana commenced in the second quarter 2016, with continued progress on an extension of the pipeline segment to St. James, Louisiana, which is expected to commence operations in the fourth quarter 2017. The Bayou Bridge pipeline is a joint project with ETP and Phillips 66, and we are the operator of the pipeline.

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

In February 2017, we formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil. We contributed our Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Our ownership percentage, upon formation, is approximately 85 percent. Upon commencement of operations on the Bakken pipeline, we will contribute our investment in the project, with a corresponding increase in our ownership percentage in PEP. We maintain a controlling financial and voting interest in PEP and are the operator of all of the assets contributed to the joint venture. As such, PEP will be reflected as a consolidated subsidiary of our operating results, included within the Crude Oil segment. ExxonMobil's interest will be reflected as a noncontrolling interest in our consolidated balance sheets.

Crude Oil Pipelines
The crude oil pipelines consist of approximately 6,100 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States, including our wholly-owned interests in West Texas Gulf and PET, and a controlling financial interest in Mid-Valley Pipeline Company ("Mid-Valley"). Additionally, we have equity ownership interests in two crude oil pipelines. Our pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.
Revenues throughout our crude oil pipeline systems are generated from tariffs paid by shippers utilizing our transportation services. These tariffs are filed with the Federal Energy Regulatory Commission ("FERC") and other state regulatory agencies, as applicable.
The table below summarizes the average daily number of barrels of crude oil and other feedstocks transported on our crude oil pipelines in each of the years presented:

	Year Ended December 31,
	2016	2015	2014
Crude oil pipelines throughput (thousands of bpd) (1) (2)	2,423	2,225	2,125

(1)	Prior period pipeline throughput amounts have been restated to conform to current presentation.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated. Throughputs related to the acquisition from Vitol have been included from the acquisition date.
Southwest United States Pipelines
Our southwest pipelines include crude oil trunk pipelines and crude oil gathering pipelines in Texas and Oklahoma. This includes our Permian Express 2 pipeline project which provides takeaway capacity from the Permian Basin, with origins in multiple locations in Western Texas: Midland, Garden City and Colorado City. With an initial capacity of approximately 200 thousand barrels per day, Permian Express 2 began delivery to multiple refiners and markets in the third quarter 2015. Our fourth quarter 2016 acquisition of a West Texas crude oil system from Vitol and the remaining ownership interest in PET facilitates connection of our Permian Express 2 pipeline to terminal assets in Midland and Garden City, Texas.
In the third quarter 2016, we commenced operations on the Delaware Basin Extension and Permian Longview and Louisiana Extension pipeline projects. The Delaware Basin Extension pipeline project provides shippers with new takeaway capacity from the rapidly growing Delaware Basin area in New Mexico and West Texas to Midland, Texas. The project has initial capacity to transport approximately 100 thousand barrels per day. The Permian Longview and Louisiana Extension pipeline project provides takeaway capacity for approximately 100 thousand additional barrels per day out of the Permian Basin at Midland, Texas to be transported to the Longview, Texas area as well as destinations in Louisiana utilizing a combination of our proprietary crude oil system as well as third party pipelines.
We own and operate crude oil pipeline and gathering systems in Oklahoma. We have the ability to deliver substantially all of the crude oil gathered on our Oklahoma system to Cushing. We are one of the largest purchasers of crude oil from producers in the state, and our crude oil acquisition and marketing activities business is the primary shipper on our Oklahoma crude oil system.
Midwest United States Pipelines
We own a controlling financial interest in the Mid-Valley pipeline system which originates in Longview, Texas and passes through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, and Ohio, and terminates in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the midwest United States.
In addition, we own a crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio, and a truck injection point for local production at Marysville. This pipeline receives crude oil from the Enbridge Mainline Pipeline system for delivery to refineries located in Toledo, Ohio and to Marathon's Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan.

Crude Oil Terminals
The table below summarizes the total average daily crude oil throughput at our crude oil terminals in each of the years presented:

	Year Ended December 31,
	2016	2015	2014
Crude oil terminals throughput (thousands of bpd) (1)	1,552	1,401	1,403
(1)     Throughput related to the Vitol acquisition has been included from the acquisition date.
Nederland
The Nederland terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores, and distributes crude oil and bunker oils (used for fueling ships and other marine vessels), and has a total crude oil storage capacity of approximately 26 million barrels in approximately 150 aboveground storage tanks with individual capacities of up to 660 thousand barrels.
The Nederland terminal can receive crude oil at each of its five ship docks and four barge berths. The five ship docks are capable of receiving over 2 million barrels of crude oil per day. In addition to our crude oil pipelines, the terminal can also receive crude oil through a number of third-party pipelines, including the Department of Energy ("DOE"). The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve's West Hackberry caverns at Hackberry, Louisiana and Big Hill near Winnie, Texas, which have an aggregate storage capacity of approximately 395 million barrels.
The Nederland terminal can deliver crude oil via pipeline, barge and ship. The terminal has two ship docks and three barge berths that are capable of delivering crude oils for international transport. In total, the terminal is capable of delivering over 2 million barrels of crude oil per day to our crude oil pipelines or a number of third-party pipelines, including the DOE. The Nederland terminal generates crude oil revenues primarily by providing term or spot storage services and throughput capabilities to a number of customers.
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
The Darby Creek tank farm is a crude oil storage terminal for the Philadelphia refinery, which is operated by Philadelphia Energy Solutions ("PES") under a joint venture with an affiliate of ETP. This facility has a total storage capacity of approximately 3 million barrels. Darby Creek receives crude oil from the Fort Mifflin terminal and Hog Island wharf via our pipelines. The tank farm then stores the crude oil and transports it to the Philadelphia refinery via our pipelines.
Eagle Point
The Eagle Point terminal is located in Westville, New Jersey and consists of docks, truck loading facilities and a tank farm. The docks are located on the Delaware River and can accommodate three marine vessels (ships or barges) to receive and deliver crude oil to outbound ships and barges. The tank farm has a total active crude oil storage capacity of approximately 1 million barrels and can receive crude oil via barge and rail, and deliver via barge, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.
Midland
The Midland terminal is located in Midland, Texas and was acquired in November 2016 from Vitol. The facility includes approximately 2 million barrels of crude oil storage, a combined 14 lanes of truck loading and unloading, and will provide access to the Permian Express 2 transportation system.

Crude Oil Acquisition and Marketing
These activities include the acquisition and marketing of crude oil, primarily in the mid-continent United States. The operations are conducted using our assets, which include approximately 370 crude oil transport trucks and approximately 150 crude oil truck unloading facilities, as well as third-party truck, rail and marine assets. Specifically, our crude oil acquisition and marketing activities include:

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
In November 2016, we purchased a crude oil acquisition and marketing business from Vitol, with operations based in the Permian Basin, Texas. Included in the acquisition was a significant acreage dedication from an investment-grade Permian producer.
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
Generally, we enter into contracts with producers at market prices for a term of one year or less, with a majority of the transactions on a 30-day renewable basis. For the year ended December 31, 2016, we purchased approximately 316 thousand barrels per day, from approximately 3 thousand producers, who operate approximately 60 thousand active leases. We also undertook 562 thousand barrels per day of exchanges and bulk purchases during the same period.

The following table shows our average daily volume for crude oil lease purchases and sales, and other exchanges and bulk purchases in each of the years presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands of bpd)
Lease purchases:
Available for sale	310	361	378
Exchanged	6	4	14
Other exchanges and bulk purchases	562	491	481
Total Purchases	878	856	873

Bulk Sales	438	471	483
Exchanges:
Purchased at the lease	6	4	14
Other	428	369	372
Total Sales	872	844	869
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
Crude Oil Trucking
We own approximately 150 crude oil truck unloading facilities in the mid-continent United States with the majority located on our pipeline systems. Approximately 610 crude oil truck drivers are employed by an affiliate of our general partner and we own and operate a proprietary fleet of approximately 370 crude oil transport trucks. The crude oil truck drivers pick up crude oil at producer sites and transport it to both our truck unloading facilities and third-party unloading facilities for shipment on our pipelines and third-party pipelines. Third-party trucking firms are also retained to transport crude oil to certain facilities.

Natural Gas Liquids
Our Natural Gas Liquids segment transports, stores, and executes acquisition and marketing activities utilizing an integrated network of pipeline assets, storage and blending facilities, and strategic off-take locations that provide access to multiple NGL markets.
Since December 31, 2011, we completed the following acquisitions in our Natural Gas Liquids segment:

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
The table below summarizes the average daily number of barrels of NGLs transported on our pipelines in each of the years presented:

	Year Ended December 31,
	2016	2015	2014
NGLs pipelines throughput (thousands of bpd)	277	209	33
Our Mariner East project transports NGLs from the Marcellus and Utica Shale areas in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Industrial Complex on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets. The first phase of the project, referred to as Mariner East 1, consists of interstate and intrastate propane and ethane service and commenced operations in the fourth quarter of 2014 and the first quarter of 2016, respectively. The second phase of the project, referred to as Mariner East 2, will expand the total takeaway capacity to 345 thousand barrels per day for interstate and intrastate propane, ethane and butane service, and is expected to commence operations in the third quarter 2017.
In the fourth quarter 2014, we commenced operations on the Mariner South pipeline. The Mariner South pipeline is part of a joint project with Lone Star NGL LLC ("Lone Star") to deliver export-grade propane and butane products from Lone Star's Mont Belvieu, Texas storage and fractionation complex to our marine terminal in Nederland, Texas. The pipeline has a capacity of approximately 200 thousand barrels per day and can be scaled depending on shipper interest.
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
NGLs Terminals
Our NGLs terminals generate revenue primarily by charging fees based on throughput, blending services and storage.
The table below summarizes the total average daily throughput for our NGLs terminals in each of the years presented:

	Year Ended December 31,
	2016	2015	2014
NGLs terminals throughput (thousands of bpd)	235	184	40
Nederland
In addition to crude oil activities, the Nederland terminal also provides approximately 1 million barrels of storage and distribution services for NGLs in connection with the Mariner South pipeline, which provides transportation of propane and butane products from the Mont Belvieu region to the Nederland terminal, where such products can be delivered via ship.

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
Inkster
The Inkster terminal, located near Detroit, Michigan, consists of multiple salt caverns with a total storage capacity of approximately 1 million barrels of NGLs. We use the Inkster terminal's storage in connection with our Toledo North pipeline system and for the storage of NGLs from local producers and a refinery in Western Ohio. The terminal can receive and ship by pipeline in both directions and has a truck loading and unloading rack.
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
Since December 31, 2011, we completed the following acquisitions in our Refined Products segment:

•
In March 2014 and August 2016, we exercised rights to acquire additional 3.9 and 1.7 percent ownership interests, respectively, in Explorer Pipeline Company ("Explorer"), increasing our overall ownership interest from 9.4 to 15.0 percent as a result of the transactions.

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
The products transported in these pipelines include multiple grades of gasoline and middle distillates, such as heating oil, diesel and jet fuel. Rates for shipments on our products pipelines are regulated by the FERC and other state regulatory agencies, as applicable.
During the first quarter 2015, we commenced operations on the Allegheny Access pipeline project, which transports refined products from the midwest to eastern Ohio and western Pennsylvania markets at a capacity of up to 85 thousand barrels per day with the possibility to increase capacity to meet further demands.
The following table shows the average shipments on the refined products pipelines system in each of the years presented:

	Year Ended December 31,
	2016	2015	2014
Refined products pipelines throughput (thousands of bpd) (1) (2)	599	518	481

(1)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(2)	Prior period pipeline throughput amounts have been restated to conform to current presentation.
In addition to our consolidated pipeline assets, we own equity interests in several common carrier refined products pipelines, summarized in the following table:

Pipeline	SXL Equity Ownership	Approximate Pipeline Mileage
Explorer Pipeline Company (1)	15.0%	1,850
Yellowstone Pipe Line Company (2)	14.0%	700
West Shore Pipe Line Company (3)	17.1%	650
Wolverine Pipe Line Company (4)	31.5%	700

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
The table below summarizes the total average daily throughput for the refined products terminals in each of the years presented:

	Year Ended December 31,
	2016	2015	2014
Refined products terminals throughput (thousands of bpd)	557	534	497

The following table outlines the number of active refined products marketing terminals and storage capacity by state:

State	Number of Terminals	Storage Capacity
		(thousands of barrels)
Indiana	1	206
Louisiana	1	162
Maryland	1	709
Massachusetts	1	1,204
Michigan	3	744
New Jersey	3	652
New York (1)	4	1,009
Ohio	7	1,001
Pennsylvania	13	1,500
Texas	4	550
Virginia	1	406
Total	39	8,143

(1)
We have a 45 percent ownership interest in a terminal at Inwood, New York and a 50 percent ownership interest in a terminal that we operate in Syracuse, New York. The storage capacities included in the table represent the proportionate share of capacity attributable to our ownership interests in these terminals.

Eagle Point
In addition to crude oil services, the Eagle Point terminal can accommodate three marine vessels (ships or barges) to receive and deliver refined products to outbound ships and barges. The tank farm has a total active refined products storage capacity of approximately 6 million barrels, and provides customers with access to the facility via barge and pipeline. The terminal can deliver via barge, truck or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.

Marcus Hook Industrial Complex
The Marcus Hook Industrial Complex can receive refined products via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. The terminal has a total active refined products storage capacity of approximately 2 million barrels.
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
Terminalling Services
Terminal facilities compete based on pricing, accessibility to supply and distribution locations and flexibility of the terminal facility's service offering. Our terminal facilities service the crude oil, NGLs and refined products markets in the southwest, midwest and northeast United States.
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
We have agreed to indemnify Sunoco and its affiliates for events and conditions associated with the operation of the contributed assets occurring after the IPO date and for environmental and toxic tort liabilities related to these assets to the extent Sunoco is not required to indemnify us. Total future costs for environmental remediation activities will depend upon, among other things, the extent of impact at each site; the timing and nature of required remedial actions; the technology available; and the determination of our liability at multi-party sites. As of December 31, 2016, all material environmental liabilities incurred by, and known to, us are either covered by the environmental indemnification or reserved for by us in our consolidated financial statements.

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
We have experienced releases for which we are not covered by an indemnity from Sunoco, and for which we are responsible for necessary assessment, remediation, and/or monitoring activities. We have also purchased certain pipeline and terminal assets for which we assume remediation responsibilities. Our management estimates that the total aggregate cost of performing the currently anticipated assessment, monitoring, and remediation activities at these sites is not material in relation to our operations, financial position or cash flows at December 31, 2016. We have implemented an extensive inspection program to prevent releases of crude oil, NGLs or refined products into the environment from our pipelines, gathering systems, and terminals. Any damages and liabilities incurred due to future environmental releases from our assets have the potential to substantially affect our business and our ability to generate the cash flows necessary to make distributions or satisfy debt obligations.
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
Employees
We have no employees. To carry out the operations of Sunoco Logistics Partners L.P., our general partner and its affiliates employed approximately 2,575 people at December 31, 2016 who provide direct support to the operations. Labor unions or associations represented approximately 1,220 of these employees at December 31, 2016.
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
Energy Transfer Partners, L.P. ("ETP") is the controlling member of our general partner interest and receives all of our incentive distribution rights. Additionally, ETP owns 67.1 million common units and 9.4 million Class B units, which represents a 23.0 percent limited partner ownership interest in the Partnership. We are a consolidated subsidiary of ETP.
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
If we are unable to complete capital projects at their expected costs and/or in a timely manner, as a result of protests, legal actions and/or appeals which may cause construction delays, or if the market conditions assumed in our project economics deteriorate, our results of operations, financial condition, or cash flows could be affected materially and adversely.
Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted operating results. Furthermore, protests, legal actions and/or appeals of regulatory decisions may cause delays in our projects resulting in cost increases and renegotiation of customer contracts for timing delays. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond our control, including:
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
At December 31, 2016, our consolidated balance sheet reflected $1.61 billion of goodwill and $977 million of intangible assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets, such as intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate non-cash charge to earnings with a correlative effect on partners' capital and balance sheet leverage as measured by debt to total capitalization.
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
The primary rate-making methodology of the Federal Energy Regulatory Commission ("FERC") is price indexing. We use this methodology in many of our interstate markets. In an order issued in December 2010, the FERC announced that, effective July 1, 2011, the index would equal the change in the producer price index for finished goods plus 2.65 percent (previously, the index was equal to the change in the producer price index for finished goods plus 1.3 percent). This index was in effect through June 2016. In an order issued December 2015, the FERC announced that, effective July 1, 2016, the index would equal the change in the producer price index for finished goods plus 1.23 percent. This index is to be effective through June 2021. If the changes in the index result in a rate reduction or are not large enough to fully reflect actual increases to our costs, our financial condition could be adversely affected. If the index results in a rate increase that is substantially in excess of the pipeline's actual cost increases, or it results in a rate decrease that is substantially less than the pipeline's actual cost decrease, the rates may be protested, and, if successful, result in the lowering of the pipeline's rates. The FERC's rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs.
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
Our pipelines, gathering systems and terminal operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of crude oil, NGLs and refined products result in a risk that crude oil, NGLs and refined products, and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resource damages, personal injury, or property damage to private parties, and significant business interruption. We own or lease a number of properties that have been used to store or distribute crude oil, NGLs and refined products for many years. Many of these properties also have been previously owned or operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control, and for which, in some cases, we have indemnified the previous owners and operators.
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
The U.S. government has issued warnings that energy assets, specifically the nation's pipeline and terminal infrastructure, may be the future targets of terrorist organizations. Any terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, refineries, or terminals could materially and adversely affect our results of operations, financial position, or cash flows.

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
Our business is highly dependent on financial, accounting and other, data processing systems and other communications and information systems. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an information systems failure. Our business interruption insurance may not compensate us adequately for losses that may occur.
Our business could be affected adversely by union disputes and strikes or work stoppages by our unionized employees.
As of December 31, 2016, approximately 47 percent of our workforce was covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppages could have a material adverse effect on our business, financial position, results of operations or cash flows.
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
The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management. Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders did not elect our general partner or its board of directors and will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by ETP, the controlling member of our general partner. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a control premium in the trading price.
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
Pursuant to our partnership agreement, our general partner has the ability, in its sole discretion and without the approval of the unitholders, to approve the issuance of securities by the Partnership at any time and to specify the terms and conditions of such securities. The securities authorized to be issued may be issued in one or more classes or series, with such designations, preferences, rights, powers and duties (which may be senior to existing classes and series of partnership securities), as shall be determined by our general partner, including:
•the right to share in the Partnership's profits and losses;

•	the right to share in the Partnership's distributions;

•	the rights upon dissolution and liquidation of the Partnership;

•	whether, and the terms upon which, the Partnership may redeem the securities;

•	whether the securities will be issued, evidenced by certificates and assigned or transferred; and

•	the right, if any, of the security to vote on matters relating to the Partnership, including matters relating to the relative rights, preferences and privileges of such security.
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
ETP is the controlling owner of our general partner interest and owns 23.0 percent of our limited partnership interests, including ownership of our outstanding Class B units. Conflicts may arise between the interests of ETP and its affiliates (including our general partner), and our interests and those of our unitholders. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates (including ETP) over the interests of our unitholders. Our partnership agreement provides that our general partner may resolve any conflicts of interest involving us and our general partner and its affiliates, and any resolution of a conflict of interest by our general partner that is "fair and reasonable" to us will be deemed approved by all partners, including the unitholders, and will not constitute a breach of the partnership agreement These conflicts may include, among others, the following situations:

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
ETP is the controlling owner of our general partner and also owns 23.0 percent of our limited partnership interests, including our outstanding Class B units, and all of our IDRs. Our general partner may cause us to borrow funds from affiliates of ETP or from third parties in order to pay cash distributions to our unitholders and to our general partner, including distributions with respect to our general partner's IDRs.
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
As of December 31, 2016, our total outstanding indebtedness was $7.27 billion, excluding net unamortized fair value adjustments, bond discounts and debt issuance costs. Our payment of principal and interest on the debt will reduce the cash available for distribution on our units, as will our obligation to repurchase the senior notes upon the occurrence of specified events involving a change in control of our general partner. In addition, we are prohibited by our credit facilities and the senior notes from making cash distributions during an event of default, or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our credit facilities and senior notes may reduce our ability to incur additional debt, engage in some transactions, and capitalize on acquisition or other business opportunities. Any subsequent refinancing of our current debt or any new debt could have similar or greater restrictions.
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
As of December 31, 2016, we had $1.9 billion of floating-rate debt outstanding. Rising short-term rates could materially and adversely affect our results of operations, financial condition or cash flows.
Any reduction in our credit ratings or in ETP's credit ratings could materially and adversely affect our business, results of operations, financial condition and liquidity.
We currently maintain an investment-grade rating by Moody's, S&P and Fitch Ratings. However, our current ratings may not remain in effect for any given period of time and a rating may be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. If Moody's, S&P or Fitch Ratings were to downgrade our long-term rating, particularly below investment grade, our borrowing costs could significantly increase, which would adversely affect our financial results, and our potential pool of investors and funding sources could decrease. Further, due to our relationship with ETP, any downgrade in ETP's credit ratings could also result in a downgrade in our credit ratings. Ratings from credit agencies are not recommendations to buy, sell or hold our securities, and each rating should be evaluated independently of any other rating.

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
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our cash available for distribution to our unitholders.
On November 2, 2015, President Obama signed into law the Bipartisan Budget Act of 2015 (the "Act"). The Act includes significant changes to the rules governing the audits of entities that are treated as partnerships for U.S. federal income tax purposes. The new rules under the Act, which are effective for tax years beginning after December 31, 2017, repeal and replace the regimes under the current Tax Equity and Fiscal Responsibility Act ("TEFRA") audit provisions for partnerships. The Act allows a partnership to elect to apply these provisions to any return of the partnership filed for partnership taxable years beginning after the date of the enactment, November 2, 2015. The Partnership does not intend to elect to apply these provisions for any tax return filed for partnership taxable years beginning before January 1, 2018.
Under the new streamlined audit procedures, a partnership would be responsible for paying the imputed underpayment of tax resulting from the audit adjustments in the adjustment year even though partnerships are "pass-through entities." However, as an alternative to paying the imputed underpayment of tax at the partnership level, a partnership may elect to provide the audit adjustment information to the reviewed year partners, whom in turn would be responsible for paying the imputed underpayment of tax in the adjustment year. The Partnership anticipates that it would elect to push any imputed underpayments resulting from future audit adjustments to its reviewed year partners in accordance with the procedures set forth in the final Treasury Regulations promulgated under the new rules when such Treasury Regulations are provided.
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
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct our business and own assets in 37 states, most of which impose a personal income tax. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders' responsibility to file all United States federal, state and local tax returns.
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
Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to tax returns of our unitholders. Moreover, because we have subsidiaries that are organized as C corporations for federal income tax purposes which own units in us, a successful IRS challenge could result in this subsidiary having more tax liability than we anticipate and, therefore, reduce the cash available for distribution to our partnership and, in turn, to our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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

RISKS RELATED TO THE ENERGY TRANSFER PARTNERS MERGER
The following risk factors relate to the previously announced merger with ETP (the "Merger"). For more information on the Merger, please read the registration statement and related information on the Merger that we have filed with the SEC.
We or ETP may have difficulty attracting, motivating and retaining executives and other employees in light of the Merger.
Uncertainty about the effect of the Merger on us or ETP employees may have an adverse effect on the combined organization. This uncertainty may impair these companies' ability to attract, retain and motivate personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees may feel uncertain about their future roles with the combined organization. In addition, we or ETP may have to provide additional compensation in order to retain employees. If employees of us or ETP depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined organization, the combined organization's ability to realize the anticipated benefits of the Merger could be adversely affected.
We and ETP are subject to business uncertainties and contractual restrictions while the proposed Merger is pending, which could adversely affect each party's business and operations.
In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we or ETP have business relationships may delay or defer certain business decisions, or might decide to seek to terminate, change or renegotiate their relationship with us or ETP as a result of the Merger, which could negatively affect our and ETP's respective revenues, earnings and cash available for distribution, as well as the market price of our respective common units, regardless of whether the Merger is completed.
Under the terms of the merger agreement, we and ETP are each subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect its ability to execute certain of its business strategies. Such limitations could negatively affect each party's businesses and operations prior to the completion of the Merger. Furthermore, the process of planning to integrate two businesses and organizations for the post-merger period can divert management attention and resources and could ultimately have an adverse effect on each party.
We and ETP will incur substantial transaction-related costs in connection with the Merger.
We and ETP expect to incur a number of non-recurring transaction-related costs associated with completing the Merger, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our and ETP's businesses. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.
Failure to successfully combine our and ETP's businesses in the expected time frame may adversely affect the future results of the combined organization, and, consequently, the value of our common units.
The success of the proposed merger will depend, in part, on our ability to realize the anticipated benefits and synergies from combining our and ETP's businesses. To realize these anticipated benefits, the businesses must be successfully combined. If the combined organization is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the Merger may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Merger. These integration difficulties could result in declines in the market value of our common units.

The Merger is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect the trading price of our common units and the future business and financial results of us and ETP.
The completion of the Merger is subject to a number of conditions. The completion of the Merger is not assured and is subject to risks, including the risk that approval of the Merger by ETP's common unitholders or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the Merger is not completed, or if there are significant delays in completing the Merger, the trading price of our common units and the respective future business and financial results of us and ETP could be negatively affected, and each of them will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the merger agreement;

•
negative reactions from the financial markets, including declines in the price of our common units due to the fact that current prices may reflect a market assumption that the Merger will be completed; and

•
the attention of our and ETP's management will have been diverted to the Merger rather than each organization's own operations and pursuit of other opportunities that could have been beneficial to that organization.

If a governmental authority asserts objections to the Merger, we and ETP may be unable to complete the Merger or, in order to do so, we and ETP may be required to comply with material restrictions or satisfy material conditions.
The closing of the Merger is subject to the condition that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the Merger contemplated by the merger agreement. If a governmental authority asserts objections to the Merger, we or ETP may be required to divest assets or accept other remedies in order to complete the Merger. There can be no assurance as to the cost, scope or impact of the actions that may be required to address any governmental authority objections to the Merger. If we or ETP takes such actions, it could be detrimental to us or to the combined organization following the consummation of the Merger. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed merger or imposing additional costs on or limiting the revenues or cash available for distribution of the combined organization following the consummation of the Merger.
Additionally, state attorneys general could seek to block or challenge the Merger as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the Merger, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
ETP's and our financial estimates are based on various assumptions that may not prove to be correct.
The financial estimates set forth in the forecast included in the SEC filings relating to the Merger and provided to the ETP Board and our Board, as applicable, and the ETP Conflicts Committee and our Conflicts Committee, as applicable, and their respective financial advisors are based on assumptions of, and information available to, ETP and us at the time they were prepared. Neither ETP nor we know whether such assumptions will prove correct. Any or all of such estimates may turn out to be wrong. Such estimates can be adversely affected by inaccurate assumptions or by known or unknown risks and uncertainties, many of which are beyond ETP's and our control. Many factors, including the risks outlined in this "Risk Factors" section, will be important in determining ETP's and our future results. As a result of these contingencies, actual future results may vary materially from ETP's and our estimates.
ETP's and our financial estimates were not prepared with a view toward public disclosure, and such financial estimates were not prepared with a view toward compliance with published guidelines of any regulatory or professional body. Further, any forward-looking statement speaks only as of the date on which it is made, and ETP and we undertake no obligation, other than as required by applicable law, to update our respective financial estimates herein to reflect events or circumstances after the date those financial estimates were prepared or to reflect the occurrence of anticipated or unanticipated events or circumstances.
The financial estimates were prepared by, and are the responsibility of, ETP and us alone. Moreover, neither ETP's nor our independent accountants, Grant Thornton LLP, nor any other independent accountants, have compiled, examined or performed any procedures with respect to ETP's or our prospective financial information, nor have they expressed any opinion or any other form of assurance on such information or its achievability, and, accordingly, Grant Thornton LLP assumes no responsibility for, and disclaims any association with, ETP's or our prospective financial information. The reports of Grant Thornton LLP relate exclusively to the historical financial information of the entities named in those reports and do not cover any other information and should not be read to do so.

The number of our outstanding common units will increase as a result of the Merger, which could make it more difficult for us to pay the current level of quarterly distributions.
As of February 22, 2017, we had more than 322 million common units outstanding. We will issue approximately 827 million common units in connection with the Merger. Accordingly, the aggregate dollar amount required to pay the current per unit quarterly distribution on all of our common units will increase, which could increase the likelihood that we will not have sufficient funds to pay the current level of quarterly distributions to all of our unitholders. Using a $0.52 per common unit distribution (the amount we paid with respect to the fourth fiscal quarter of 2016 on February 14, 2017 to holders of record as of February 7, 2017), the aggregate cash distribution paid to our unitholders totaled $272 million, including a distribution of $105 million to our general partner in respect of its general partner interest and ownership of incentive distribution rights. Using the same $0.52 per common unit distribution, the combined pro forma distribution with respect to the fourth fiscal quarter of 2016, had the Merger been completed prior to such distribution, would have resulted in total cash distributions of approximately $796 million, including a distribution of $233 million to our general partner in respect of its general partner interest and incentive distribution rights.
A downgrade in our or our subsidiaries' credit ratings following the Merger could impact the combined entity's access to capital and costs of doing business, and maintaining credit ratings is under the control of independent third parties.
Following the Merger, we will be a more leveraged entity on a consolidated basis than we are prior to the Merger, and the Merger may cause rating agencies to reevaluate our and our subsidiaries' ratings. A downgrade of our or our subsidiaries' credit ratings might increase our and our subsidiaries' cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. We and our subsidiaries' ability to access capital markets could also be limited by a downgrade of our credit ratings and other disruptions.
Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the rating agencies, and we cannot assure you that we will maintain our current credit ratings.
No ruling has been obtained with respect to the U.S. federal income tax consequences of the Merger.
No ruling has been or will be requested from the IRS with respect to the U.S. federal income tax consequences of the Merger. Instead, we and ETP are relying on the opinions of our respective counsel as to the U.S. federal income tax consequences of the Merger, and such counsel's conclusions may not be sustained if challenged by the IRS. If either we or ETP were to be treated as a corporation for U.S. federal income tax purposes, the consequences of the Merger would be materially different.
Our common unitholders could recognize taxable income or gain for U.S. federal income tax purposes as a result of the Merger.
Although for state law purposes ETP will become our wholly-owned subsidiary as a result of the Merger, for U.S. federal income tax purposes, ETP (rather than us) will be treated as the continuing partnership following the Merger. As a result, for U.S. federal income tax purposes, we will be deemed to contribute all of our assets to ETP in exchange for ETP units and the assumption of our liabilities, followed by a liquidation of us in which ETP units are distributed to our unitholders. In addition, as a result of the Merger, our unitholders will become limited partners of ETP for U.S. federal income tax purposes and will be allocated a share of ETP's nonrecourse liabilities. None of our common unitholders should recognize any income, gain or loss, for U.S. federal income tax purposes as a result of the Merger other than any gain recognized as a result of (1) decreases in partnership liabilities pursuant to Section 752 of the Code and (2) a disguised sale attributable to contributions of cash or other property to us after the date of the merger agreement and prior to the effective time of the Merger. Each of our common unitholder's share of our nonrecourse liabilities will be recalculated following the Merger. Any resulting increase or decrease in a common unitholder's nonrecourse liabilities will result in a corresponding increase or decrease in such unitholder's adjusted tax basis in its common units. A reduction in a common unitholder's share of nonrecourse liabilities would, if such reduction exceeds the unitholder's tax basis in his or her common units, under certain circumstances, result in the recognition of taxable gain by a common unitholder. While there can be no assurance, we do not expect any common unitholders to recognize gain in this manner.

Tax Risks Related to Owning Common Units in SXL Following the Merger
For U.S. federal income tax purposes, the merger is intended to be a "merger" of SXL and ETP within the meaning of Treasury Regulations promulgated under Section 708 of the Code. Assuming the merger is treated as such, although for state law purposes ETP will become a wholly owned subsidiary of SXL in the merger, for U.S. federal income tax purposes, ETP (rather than SXL) will be treated as the continuing partnership following the merger and SXL will be treated as the terminated partnership. As a result, each holder of SXL common units, including SXL common unitholders and the ETP common unitholders that will receive SXL common units in the merger, will be treated as a partner of ETP for U.S. federal income tax purposes following the merger.
Following the merger, in addition to the risks described above, deemed holders of ETP common units, for U.S. federal income tax purposes, will continue to be subject to the risks that holders of ETP common units are currently subject to, which are described in ETP's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as updated by any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, all of which are filed with the SEC and incorporated by reference into this proxy statement/prospectus. See "Where You Can Find More Information" for the location of information incorporated by reference in this proxy statement/prospectus.

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
Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the environmental proceedings listed below were decided against us, it would not be material to our financial position, results of operations or cash flows. We are required to report environmental proceedings if we reasonably believe that such proceedings will result in monetary sanctions in excess of $0.1 million.
In January 2012, the Partnership experienced a release on its products pipeline in Wellington, Ohio. In connection with this release, the Pipeline Hazardous Material Safety Administration ("PHMSA") issued a Corrective Action Order under which the Partnership is obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. The Partnership also entered into an Order on Consent with the Environmental Protection Agency ("EPA") regarding the environmental remediation of the release site. All requirements of the Order on Consent with the EPA have been fulfilled and the Order has been satisfied and closed. The Partnership has also received a "No Further Action" approval from the Ohio EPA for all soil and groundwater remediation requirements. In May 2016, the Partnership received a proposed penalty of $2.0 million from the U.S. Department of Justice ("DOJ") associated with this release, and continues to work with the involved parties to bring this matter to closure. The timing and outcome of this matter cannot be reasonably determined at this time. However, the Partnership does not expect there to be a material impact to its results of operations, cash flows or financial position.
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
In April 2015 and October 2016, the PHMSA issued separate Notices of Probable Violation ("NOPVs") and a Proposed Compliance Order ("PCO") related to the Partnership's West Texas Gulf pipeline in connection with repairs being carried out on the pipeline and other administrative and procedural findings. The proposed penalties are in excess of $0.1 million, and the Partnership is currently in discussions with the PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
In April 2016, the PHMSA issued a NOPV, PCO and Proposed Civil Penalty related to certain procedures carried out during construction of the Partnership's Permian Express 2 pipeline system in Texas. The correspondence proposes penalties in excess of $0.1 million, and the Partnership is currently in discussions with the PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
In June 2016, the PHMSA issued NOPVs and a PCO in connection with alleged violations on the Partnership's Texas crude oil pipeline system. The proposed penalties are in excess of $0.1 million, and the Partnership is currently in discussions with the PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
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

Sunoco Logistics Merger Litigation
Between January 6, 2017 and February 8, 2017, seven purported ETP common unitholders ("Plaintiffs") separately filed seven putative unitholder class action lawsuits challenging the merger and the disclosures made in connection with the merger. The lawsuits are styled (a) Koma v. Energy Transfer Partners, L.P., et al., Case No. 3:17-cv-00060-G, in the United States District Court for the Northern District of Texas, Dallas Division (the "Koma Lawsuit"); (b) Ashraf v. Energy Transfer Partners, L.P. et al., Case No. 3:17-cv-00118-B, in the United States District Court for the Northern District of Texas, Dallas Division (the "Ashraf Lawsuit"); (c) Shure v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00044-UNA, in the United States District Court for the District of Delaware (the "Shure Lawsuit"); (d) Verlin v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00045-UNA, in the United States District Court for the District of Delaware (the "Verlin Lawsuit"); (e) Duany v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00058-UNA, in the United States District Court for the District of Delaware (the "Duany Lawsuit"); (f) Epstein v. Energy Transfer Partners, L.P. et. al., Case No, 1:17-cv-00069, in the United States District Court for the District of Delaware (the "Epstein Lawsuit") and (g) Sgnilek v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00141, in the United States District Court for the District of Delaware (the "Sgnilek Lawsuit" and collectively with the Koma Lawsuit, Ashraf Lawsuit, Shure Lawsuit, Verlin Lawsuit, Duany Lawsuit, and Epstein Lawsuit, the "Lawsuits"). The Koma Lawsuit, Ashraf Lawsuit, Duany Lawsuit, and Epstein Lawsuit are filed against ETP, ETP GP, ETP GP, LLC, ETE, and the members of the ETP Board. The Shure Lawsuit and Verlin Lawsuit are filed against ETP, ETP GP, the members of the ETP Board, ETE, Sunoco Logistics, and Sunoco Logistics GP. The Sgnilek Lawsuit is filed against ETP, ETP GP, ETP GP LLC, ETE, the members of the ETP Board, Sunoco Logistics and Sunoco Logistics GP (collectively "Defendants").
Plaintiffs allege causes of action challenging the merger and the preliminary joint proxy statement/prospectus filed in connection with the merger. According to Plaintiffs, the preliminary joint proxy statement/prospectus is allegedly misleading because, among other things, it fails to disclose certain information concerning, in general, (a) the background and process that led to the merger; (b) ETE's, ETP's, and Sunoco Logistics' financial projections; (c) the financial analysis and fairness opinion provided by Barclays; and (d) alleged conflicts of interest concerning Barclays, ETE, and certain officers and directors of ETP and ETE. Based on these allegations, and in general, Plaintiffs allege that (i) Defendants have violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) the members of the ETP Board have violated Section 20(a) of the Exchange Act. Plaintiffs in the Shure Lawsuit and Verlin Lawsuit also allege that Sunoco Logistics has violated Section 20(a) of the Exchange Act. Plaintiffs also assert, in general, that the terms of the merger (including, among other terms, the merger consideration) are unfair to ETP common unitholders and resulted from an unfair and conflicted process. Based on these allegations, the Sgnilek Lawsuit alleges that (a) the ETP Board, ETP GP, ETP GP LLC, ETP, and ETE have breached the covenant of good faith and/or fiduciary duties, and (b) Sunoco Logistics and Sunoco Logistics GP have aided and abetted those alleged breaches.
Based on these allegations, Plaintiffs seek to enjoin Defendants from proceeding with or consummating the merger unless and until Defendants disclose the allegedly omitted information summarized above. The Koma Lawsuit and Sgnilek Lawsuit also seek to enjoin Defendants from proceeding with or consummating the merger unless and until the ETP Board adopts and implements processes to obtain the best possible terms for ETP common unitholders. To the extent that the merger is consummated before injunctive relief is granted, Plaintiffs seek to have the merger rescinded. Plaintiffs also seek damages and attorneys' fees.
Defendants' dates to answer, move to dismiss, or otherwise respond to the Lawsuits have not yet been set. Defendants cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this annual report, nor can Defendants predict the amount of time and expense that will be required to resolve such litigation. Defendants believe the Lawsuits are without merit and intend to defend vigorously against the Lawsuits and any other actions challenging the merger.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Our common units are listed on the New York Stock Exchange under the symbol "SXL" beginning on February 5, 2002. At the close of business on February 22, 2017, there were 61 holders of record of our common units. These holders of record included the general partner with 67.1 million common units registered in its name, and Cede & Co., a clearing house for stock transactions, with the majority of the remaining 255.3 million common units registered to it. Additionally, 9.4 million Class B units were issued in October 2015, which represent a new class of limited partner interests in the Partnership. The Class B units are not entitled to receive quarterly distributions that are made on the Partnership's common units, but are otherwise entitled to share in earnings pro-rata with common units. As part of the anticipated merger with ETP, all SXL common and Class B units held by ETP will be retired.
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
The high and low sales price ranges (composite transactions) and distributions declared (per unit), by quarter, for 2016 and 2015 were as follows:

	2016			2015
	Unit Price		Declared Distributions	Unit Price		Declared Distributions
Quarter	High	Low		High	Low
1st	$28.72	$15.43	$0.4890	$46.72	$36.62	$0.4190
2nd	$29.77	$22.63	$0.5000	$44.90	$37.10	$0.4380
3rd	$31.49	$26.88	$0.5100	$38.65	$25.44	$0.4580
4th	$28.61	$22.07	$0.5200	$32.89	$21.41	$0.4790
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
In connection with the acquisition from Vitol Inc., our general partner executed an amendment to our Third Amended and Restated Agreement of Limited Partnership in September 2016, which provides for a reduction to the incentive distributions to be paid to our general partner. The reductions will total $60 million over a two-year period, recognized ratably over eight quarters, and began with the third quarter 2016 cash distribution.
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

The following table compares the target distribution levels and distribution "splits" between the general partner and the holders of our common units:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders
Minimum Quarterly Distribution	$0.0750	1%		99%
First Target Distribution	up to $0.0833	1%		99%
Second Target Distribution	above $0.0833
	up to $0.0958	14%	(1)	86%
Third Target Distribution	above $0.0958
	up to $0.2638	36%	(1)	64%
Thereafter	above $0.2638	49%	(1)	51%

(1)	Includes general partner interest.

ITEM 6.	SELECTED FINANCIAL DATA
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

	Successor					Predecessor
	Year Ended December 31,				Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012
	2016	2015	2014	2013
	(in millions, except per unit data)					(in millions, except per unit data)
Income Statement Data:
Revenues:
Sales and other operating revenue:
Unaffiliated customers	$8,715	$9,971	$17,018	$15,073	$2,989	$9,460
Affiliates	436	515	1,070	1,566	200	461
Gain on divestment and related matters	—	—	—	—	—	11
Total revenues	$9,151	$10,486	$18,088	$16,639	$3,189	$9,932
Operating income	$815	$530	$367	$560	$159	$460
Gain on investment in affiliate	$41	$—	$—	$—	$—	$—
Other income (1)	$37	$22	$25	$21	$5	$18
Income before income tax expense	$736	$418	$325	$504	$150	$413
Net Income	$709	$397	$300	$474	$142	$389
Net income attributable to noncontrolling interests	(3)	(3)	(9)	(11)	(3)	(8)
Net income attributable to redeemable noncontrolling interests	(1)	(1)	—	—	—	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$705	$393	$291	$463	$139	$381
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit: (2)
Basic	$0.98	$0.42	$0.52	$1.63	$0.55	$1.57
Diluted	$0.98	$0.42	$0.51	$1.63	$0.55	$1.57
Cash distributions per unit to Limited Partners: (2) (3)
Paid	$1.98	$1.72	$1.43	$1.17	$0.26	$0.66
Declared	$2.02	$1.79	$1.50	$1.23	$0.27	$0.71
Other Data:
Adjusted EBITDA (4)	$1,233	$1,153	$971	$871	$219	$591
Distributable Cash Flow (4)	$943	$874	$756	$664	$165	$444

(1)
Includes equity income from our investments in the following joint ventures interests: Bakken Holdings Company LLC; Bayou Bridge Pipeline, LLC; Explorer Pipeline Company; Wolverine Pipe Line Company; West Shore Pipe Line Company; Yellowstone Pipe Line Company; Bayview Refining Company, LLC; and Permian Express Terminal LLC ("PET," formerly known as the SunVit Pipeline LLC). Equity income from the investments has been included based on our respective ownership percentages of each, and from the dates of acquisition or formation.

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

	Successor					Predecessor
	Year Ended December 31,				Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012
	2016	2015	2014	2013
	(in millions)					(in millions)
Net Income	$709	$397	$300	$474	$142	$389
Interest expense, net	157	134	67	77	14	65
Depreciation and amortization expense	446	382	296	265	63	76
Impairment charge and other matters	(170)	162	258	—	—	9
Provision for income taxes	27	21	25	30	8	24
Non-cash compensation expense	23	17	16	14	2	6
Unrealized (gains) losses on commodity risk management activities	39	4	(17)	(1)	(3)	6
Amortization of excess equity method investment	2	2	2	2	—	—
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	41	34	24	20	5	16
Gain on investment in affiliate	(41)	—	—	—	—	—
Non-cash accrued liability adjustment	—	—	—	(10)	—	—
Adjustments to commodity hedges resulting from "push-down" accounting	—	—	—	—	(12)	—
Adjusted EBITDA	1,233	1,153	971	871	219	591
Interest expense, net	(157)	(134)	(67)	(77)	(14)	(65)
Provision for current income taxes	(26)	(15)	(29)	(24)	(10)	(24)
Amortization of fair value adjustments on long-term debt	(9)	(13)	(14)	(23)	(6)	—
Proportionate share of unconsolidated affiliates' interest, provision for current income taxes and maintenance capital expenditures (1)	(39)	(40)	(29)	(23)	(1)	(20)
Maintenance capital expenditures	(63)	(84)	(76)	(53)	(21)	(29)
Distributable Cash Flow attributable to noncontrolling interests	(3)	(4)	(12)	(16)	(2)	(9)
Contributions attributable to acquisition from affiliate	7	11	12	9	—	—
Distributable Cash Flow (1)	$943	$874	$756	$664	$165	$444

(1)
During the first quarter 2016, we changed our definition of distributable cash flow to conform to the presentation utilized by our general partner. The change did not have a material impact on our distributable cash flow. Prior period amounts have been recast to conform to current presentation.

	Successor					Predecessor
	Year Ended December 31,				Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012
	2016	2015	2014	2013
	(in millions)					(in millions)
Net cash provided by operating activities	$888	$598	$566	$749	$280	$411
Interest expense, net	157	134	67	77	14	65
Amortization of bond premium, discount and financing fees	9	13	12	22	6	(2)
Deferred income tax (expense) benefit	(3)	(5)	4	(6)	2	—
Regulatory matters excluded from Adjusted EBITDA	—	—	—	—	—	10
Claim for (recovery of) environmental liability	—	—	—	—	(13)	14
Equity in earnings of unconsolidated affiliates	39	24	25	21	5	15
Distributions from unconsolidated affiliates	(25)	(23)	(14)	(14)	(6)	(5)
Net change in working capital pertaining to operating activities	46	361	258	(20)	(91)	29
Unrealized (gains) losses on commodity risk management activities	39	4	(17)	(1)	(3)	6
Amortization of excess equity method investment	2	2	2	2	—	—
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	41	34	24	20	5	16
Non-cash accrued liability adjustment	—	—	—	(10)	—	—
Adjustments to commodity hedges resulting from "push-down" accounting	—	—	—	—	(12)	—
Provision for income taxes	27	21	25	30	8	24
Other	13	(10)	19	1	24	8
Adjusted EBITDA	$1,233	$1,153	$971	$871	$219	$591
Our management believes Adjusted EBITDA and Distributable Cash Flow information enhances an investor's understanding of a business's performance, which is a factor in evaluating its ability to generate cash for payment of distributions and other purposes. In addition, our compliance with certain revolving credit facility covenants is measured using Adjusted EBITDA, as defined in the specific credit facility. However, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to indebtedness and may require us to allocate funds for other purposes. Adjusted EBITDA and Distributable Cash Flow do not represent and should not be considered alternatives to net income or cash flows from operating activities as determined under GAAP and may not be comparable to other similarly titled measures of other businesses.

	Successor					Predecessor
	Year Ended December 31,				Period from Acquisition, October 5, 2012 to December 31, 2012 (5)	Period from January 1, 2012 to October 4, 2012 (5)
	2016 (1)	2015 (2)	2014 (3)	2013 (4)
	(in millions)					(in millions)
Cash Flow Data:
Net cash provided by operating activities	$888	$598	$566	$749	$280	$411
Net cash used in investing activities	$(3,038)	$(2,854)	$(2,866)	$(957)	$(139)	$(224)
Net cash provided by (used in) financing activities	$2,154	$2,192	$2,362	$244	$(140)	$(190)
Capital expenditures:
Expansion (6)	$1,881	$2,620	$2,346	$851	$118	$206
Maintenance (7)	68	86	70	46	21	29
Acquisitions	786	131	433	60	—	—
Total capital expenditures	$2,735	$2,837	$2,849	$957	$139	$235

(1)
Cash flows related to expansion capital expenditures in 2016 included projects to: invest in the announced Mariner NGLs projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through announced expansion capital and joint projects; expand the service capabilities of our acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals. Cash flows related to acquisitions in 2016 included $769 million related to the acquisition of the Vitol Inc. ("Vitol") crude oil business, including an additional 50 percent ownership interest in the PET crude oil pipeline, and a $17 million acquisition related to the purchase of an additional ownership interest in the Explorer crude oil pipeline.

(2)
Cash flows related to expansion capital expenditures in 2015 included projects to: invest in the previously announced Mariner NGLs projects and Allegheny Access pipeline project; invest in our crude oil infrastructure by increasing our pipeline capabilities through announced expansion capital and joint projects; expand the service capabilities of our acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals. Cash flows related to acquisitions in 2015 included $131 million related to the acquisition of remaining ownership interest in the West Texas Gulf Pipe Line Company ("West Texas Gulf") crude oil pipeline.

(3)
Cash flows related to expansion capital expenditures in 2014 included projects to: invest in the previously announced Mariner NGLs projects and Allegheny Access pipeline project; invest in our crude oil infrastructure by increasing our pipeline capabilities through previously announced expansion capital and joint projects in Texas and Oklahoma; expand the service capabilities of our acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals. Cash flows related to acquisitions in 2014 included $65 million related to a crude oil acquisition and marketing business and a controlling financial interest in a related rail facility, $325 million related to the acquisition of additional ownership interest in West Texas Gulf, and $42 million related to the acquisition of additional ownership interest in Explorer Pipeline Company.

(4)
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

(5)
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

(6)
Expansion capital expenditures are capital expenditures made to acquire and integrate complimentary assets and joint projects, to improve operational efficiencies or reduce costs and to expand existing and construct new facilities, such as projects that increase storage or throughput volume.

(7)
Maintenance capital expenditures are capital expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. We treat maintenance expenditures that do not extend the useful life of existing assets as operating expenses as incurred.

	Successor
	December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data (at period end):
Net properties, plants and equipment	$12,324	$10,692	$8,849	$6,519	$5,623
Total assets	$18,849	$15,489	$13,618	$11,890	$10,361
Total debt	$7,313	$5,591	$4,234	$2,496	$1,732
Total Sunoco Logistics Partners L.P. Equity	$8,660	$7,521	$6,678	$6,204	$6,072
Noncontrolling interests	33	34	60	121	123
Total equity	$8,693	$7,555	$6,738	$6,325	$6,195

	Successor					Predecessor
	Year Ended December 31,				Period from Acquisition, October 5, 2012 to December 31, 2012	Period from January 1, 2012 to October 4, 2012
	2016	2015	2014	2013
Operating Data:
Crude Oil (1) (2)
Pipeline throughput (thousands of barrels per day ("bpd")) (3)	2,423	2,225	2,125	1,866	1,584	1,546
Terminals throughput (thousands of bpd)	1,552	1,401	1,403	1,210	1,126	1,017
Gross Profit (millions of dollars) (4)	$723	$706	$726	$750	$185	$460
Natural Gas Liquids
Pipeline throughput (thousands of bpd)	277	209	33	9	9	19
Terminals throughput (thousands of bpd)	235	184	40	31	5	4
Gross Profit (millions of dollars) (4)	$330	$348	$248	$84	$48	$50
Refined Products (1)
Pipeline throughput (thousands of bpd) (3)	599	518	481	512	550	526
Terminals throughput (thousands of bpd)	557	534	497	525	523	554
Gross Profit (millions of dollars) (4)	$148	$123	$65	$83	$13	$86

(1)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(2)	Throughputs related to the acquisition from Vitol have been included from the acquisition date.

(3)	Prior period pipeline throughput amounts have been restated to conform to current presentation.

(4)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements of Sunoco Logistics Partners L.P. Among other things, those consolidated financial statements include more detailed information regarding the basis of presentation for the following information.
Overview
We, Sunoco Logistics Partners L.P. or "SXL," are a Delaware limited partnership which operates a logistics business, consisting of a geographically diverse portfolio of integrated pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, natural gas liquids ("NGLs") and refined products. Our portfolio of geographically diverse assets earns revenues in 37 states located throughout the United States. Revenues are generated by charging tariffs for transporting crude oil, NGLs and refined products through our pipelines, as well as by charging fees for various services at our terminal facilities. Revenues are also generated by acquiring and marketing crude oil, NGLs and refined products. Generally, our commodity purchases are entered into in contemplation of or simultaneously with corresponding sale transactions involving physical deliveries, which enables us to secure a profit on the transaction at the time of purchase.
We are a consolidated subsidiary of Energy Transfer Partners, L.P. ("ETP"), the controlling member of our general partner. In addition to our general partner interest, ETP also owns 76.5 million common units and Class B units, which represents a 23.0 percent limited partner ownership interest in the Partnership and all of our incentive distribution rights.
On November 20, 2016, we and our general Partner, Sunoco Partners LLC ("SXL GP"), a Pennsylvania limited liability company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ETP, together with Energy Transfer Partners GP, L.P. ("ETP GP"), a Delaware limited partnership and the general partner of ETP, and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. ("ETE"), a Delaware limited partnership and indirect parent entity of ETP, ETP GP, the Partnership and SXL GP. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of SXL will merge with ETP (the "Merger"), with ETP continuing as the surviving entity and a wholly-owned subsidiary of SXL. Concurrently with the Merger, SXL GP will merge with ETP GP, with ETP GP continuing as the surviving entity and becoming the general partner of SXL. Following the recommendation of the conflicts committee (the "ETP Conflicts Committee") of the board of directors of ETP's managing general partner (the "ETP Board"), the ETP Board approved and agreed to submit the Merger Agreement to a vote of ETP unitholders and to recommend that ETP's unitholders adopt the Merger Agreement. Following the recommendation of the conflicts committee of the board of directors of SXL GP, the board of directors of SXL GP approved the Merger Agreement. The Merger is expected to close in April 2017.
Effective at the time of the Merger, all SXL units, 67.1 million common and 9.4 million Class B, currently held by ETP will be retired. The existing incentive distribution right ("IDR") provisions in the SXL Partnership Agreement will continue to be in effect, and ETE will own the IDRs of SXL following the closing of the transaction. As part of this transaction, ETE has agreed to continue to provide all the IDR subsidies that are currently in effect for both SXL and ETP. In addition, our 364-Day credit facility is expected to be terminated and repaid in connection with the Merger. Also effective at the time of the Merger, each common unit representing a limited partner interest in ETP issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time of the merger will be converted into the right to receive 1.50 common units representing limited partner interests in SXL (the "SXL Common Units") (the "Merger Consideration"). Each Class E Unit of ETP, each Class G Unit of ETP, each Class I Unit of ETP, each Class J Unit of ETP and each Class K Unit of ETP, if any, issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time of the Merger will be converted into the right to receive a corresponding unit in SXL with the same rights, preferences, privileges, powers, duties and obligations as such existing ETP unit had immediately prior to the Merger. The corresponding units in SXL will be issued pursuant to the Fourth Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., which will be executed at the effective time.
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

Acquisitions
For the three-year period ended December 31, 2016, we completed $1.4 billion in acquisitions:

•
Vitol Crude Oil - In November 2016, we acquired an integrated crude oil business in West Texas from Vitol Inc. ("Vitol"). The acquisition provided us with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50 percent interest in SunVit, which increased our overall ownership of SunVit to 100 percent.

•
Explorer Pipeline Company - In March 2014 and August 2016, we exercised rights to acquire additional 3.9 and 1.7 percent ownership interests, respectively, in Explorer Pipeline Company ("Explorer"), increasing our overall ownership interest from 9.4 to 15.0 percent. Our ownership interest continues to be reported as an equity method investment in our Refined Products segment.

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

Changes in Business and Other Matters
In February 2017, we formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil. We contributed our Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Our ownership percentage, upon formation, is approximately 85 percent. Upon commencement of operations on the Bakken pipeline, we will contribute our investment in the project, with a corresponding increase in our ownership percentage in PEP. We maintain a controlling financial and voting interest in PEP and are the operator of all of the assets contributed to the joint venture. As such, PEP will be reflected as a consolidated subsidiary with its operating results included in the Crude Oil segment. ExxonMobil's interest will be reflected as noncontrolling interest in our consolidated balance sheets.
Growth Capital Program
In 2016, we invested $1.8 billion in organic growth capital projects to improve operational efficiencies, reduce costs, expand existing facilities and construct new assets to increase throughput volume, storage, or the scope of services we are able to provide. These included projects to: invest in the announced Mariner NGLs projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through announced expansion capital and joint projects; expand the service capabilities of our acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals.
Expansion capital expenditures in 2017 will include continued progress on our previously announced growth projects:
Mariner East 2
Our Mariner East project transports NGLs from the Marcellus and Utica Shale areas in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Industrial Complex on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets. The first phase of the project, referred to as Mariner East 1, consisted of interstate and intrastate propane and ethane service and commenced operations in the fourth quarter of 2014 and the first quarter of 2016, respectively. The second phase of the project, referred to as Mariner East 2, will expand the total takeaway capacity to 345 thousand barrels per day for interstate and intrastate propane, ethane and butane service, and is expected to commence operations in the third quarter 2017.

Bayou Bridge
The Bayou Bridge pipeline project consists of newly constructed pipeline that delivers crude oil from Nederland, Texas to refinery markets in Louisiana. Commercial operations from Nederland, Texas to Lake Charles, Louisiana commenced in the second quarter 2016, with continued progress on an extension of the pipeline segment to St. James, Louisiana, which is expected to commence operations in the fourth quarter 2017. The Bayou Bridge pipeline is a joint project with ETP and Phillips 66 ("P66"), and we are the operator of the pipeline.
Bakken
The Bakken project consists of existing and newly constructed pipelines that are expected to provide aggregate takeaway capacity of approximately 450 thousand barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminalling hubs in the midwest and Gulf Coast, including our Nederland terminal. The ultimate takeaway capacity target for the project is 570 thousand barrels per day. The pipeline system is a joint project with ETP and P66, and we expect to reach agreement to become the operator of the pipeline system. Commercial operations are expected to commence in the second quarter 2017.
Conservative Capital Structure
Our goal is to maintain substantial liquidity and a conservative capital structure. Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), our wholly-owned subsidiary, maintains a $2.50 billion Credit Facility and a $1.0 billion 364-Day Credit Facility. At December 31, 2016, our total borrowing capacity under our facilities was $3.5 billion, which, under certain conditions, can be extended to $4.25 billion.
During 2016, we issued 53.3 million common units for net proceeds of $1.39 billion in connection with an overnight equity offering and activity under our at-the-market equity offering program ("ATM program"). We also issued $550 million of long-term debt in connection with senior notes offerings.
We will maintain our conservative capital structure by utilizing a combination of our operating cash flows and debt and equity issuances to finance our future growth.
Cash Distribution Increases
As a result of our continued growth, our general partner increased our cash distributions to limited partners in all quarters in the three years ended December 31, 2016. For the quarter ended December 31, 2016, the distribution increased to $0.52 per common unit ($2.08 annualized). The distribution for the fourth quarter 2016 was paid on February 14, 2017.
In connection with the acquisition from Vitol, our general partner executed an amendment to our Third Amended and Restated Agreement of Limited Partnership in September 2016, which provides for a reduction to the incentive distributions to be paid to our general partner. The reductions will total $60 million over a two-year period, recognized ratably over eight quarters, and began with the third quarter 2016 cash distribution.

Results of Operations

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per unit data)
Statements of Income
Sales and other operating revenue:
Unaffiliated customers	$8,715	$9,971	$17,018
Affiliates	436	515	1,070
Total revenues	9,151	10,486	18,088
Cost of products sold	7,828	9,145	16,877
Operating expenses	122	164	172
Selling, general and administrative expenses	110	103	118
Depreciation and amortization expense	446	382	296
Impairment charge and other matters	(170)	162	258
Total costs and expenses	8,336	9,956	17,721
Operating income	815	530	367
Net interest expense	(157)	(134)	(67)
Gain on investment in affiliate	41	—	—
Other income	37	22	25
Income before provision for income taxes	736	418	325
Provision for income taxes	(27)	(21)	(25)
Net Income	709	397	300
Net income attributable to noncontrolling interests	(3)	(3)	(9)
Net income attributable to redeemable noncontrolling interests	(1)	(1)	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$705	$393	$291
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner unit:
Basic	$0.98	$0.42	$0.52
Diluted	$0.98	$0.42	$0.51

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
The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net Income	$709	$397	$300
Interest expense, net	157	134	67
Depreciation and amortization expense	446	382	296
Impairment charge and other matters	(170)	162	258
Provision for income taxes	27	21	25
Non-cash compensation expense	23	17	16
Unrealized (gains) losses on commodity risk management activities	39	4	(17)
Amortization of excess equity method investment	2	2	2
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	41	34	24
Gain on investment in affiliate	(41)	—	—
Adjusted EBITDA	1,233	1,153	971
Interest expense, net	(157)	(134)	(67)
Provision for current income taxes	(26)	(15)	(29)
Amortization of fair value adjustments on long-term debt	(9)	(13)	(14)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes (1)	(39)	(40)	(29)
Maintenance capital expenditures	(63)	(84)	(76)
Distributable Cash Flow attributable to noncontrolling interests	(3)	(4)	(12)
Contributions attributable to acquisition from affiliate	7	11	12
Distributable Cash Flow (1)	$943	$874	$756

(1)
During the first quarter 2016, we changed our definition of distributable cash flow to conform to the presentation utilized by our general partner. The change did not have a material impact on our distributable cash flow. Prior period amounts have been recast to conform to current presentation.

Analysis of Consolidated Operating Results
Net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to SXL") was $705 and $393 million for the years ended December 31, 2016 and 2015, respectively. The increase was largely attributable to a $332 million positive variance related to non-cash inventory adjustments resulting from changes in commodity prices compared to the prior year period. Also contributing to the increase were higher operating results from our Crude Oil and Refined Products segments, including improved contributions from our joint venture interests, and a $41 million non-cash gain resulting from the acquisition of the remaining interest in SunVit. These positive factors were partially offset by lower operating results from our Natural Gas Liquids segment, higher depreciation and amortization expense related to expansion capital projects placed into service in 2015 and 2016, and higher net interest expense largely attributable to senior notes issued during both periods.
Net income attributable to SXL was $393 and $291 million for the years ended December 31, 2015 and 2014, respectively. The increase was largely attributable to a $96 million positive variance related to non-cash inventory adjustments resulting from changes in commodity prices compared to the prior year period. Also contributing to the increase were higher operating results from our Natural Gas Liquids and Refined Products segments. These positive impacts were largely offset by higher depreciation and amortization expense, higher net interest expense attributable to senior note offerings in 2015 and 2014, and lower operating results from our Crude Oil segment.
See "Analysis of Operating Segments" and "Liquidity and Capital Resources" below for additional details on our operating results.

Analysis of Operating Segments
We manage our operations through three operating segments: Crude Oil, Natural Gas Liquids, and Refined Products.
Crude Oil
Our Crude Oil segment utilizes an integrated set of pipeline, terminalling, and acquisition and marketing assets that facilitate the movement of crude oil from producers to end-user markets. The segment includes crude oil trunk and gathering pipelines in the southwest and midwest United States, including those owned by our joint venture interests, terminalling assets in key crude oil markets, and a crude oil trucking fleet that supports the sale of gathered and bulk purchased crude oil. Revenues are generated from tariffs and the associated fees paid by shippers utilizing our pipeline assets with rates for shipments on the crude oil pipelines regulated by the Federal Energy Regulatory Commission ("FERC") and other state regulatory agencies, as applicable. The Crude Oil segment also generates revenues from fees for terminalling services provided and the marketing of crude oil.
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
The following table presents the operating results and key operating measures for our Crude Oil segment for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$7,472	$8,763	$16,033
Affiliates	24	193	866
Total sales and other operating revenue	$7,496	$8,956	$16,899
Depreciation and amortization expense	$242	$216	$191
Impairment charge and other matters (1)	$(148)	$150	$231
Adjusted EBITDA	$687	$656	$669
Pipeline throughput (thousands of barrels per day ("bpd")) (2) (3)	2,423	2,225	2,125
Terminal throughput (thousands of bpd) (2)	1,552	1,401	1,403
Gross profit (4)	$723	$706	$726

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated. Throughputs related to the acquisition from Vitol have been included from the acquisition date.

(3)	Prior period pipeline throughput amounts have been restated to conform to current presentation.

(4)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Crude Oil segment increased $31 million to $687 million for the year ended December 31, 2016 compared to the prior year period. The increase was largely due to improved results from our crude oil pipelines ($155 million) which benefited from the expansion capital projects which commenced operations in 2016 and 2015, and the fourth quarter 2016 acquisition from Vitol, including the remaining interest in SunVit. Higher results from our crude oil terminals ($31 million), largely related to our Nederland facility, and improved contributions from our crude oil joint venture interests ($16 million) also contributed to the increase. These positive factors were largely offset by a decrease in operating results from our crude oil acquisition and marketing activities ($166 million), which includes transportation and storage fees related to our crude oil pipelines and terminal facilities, due to lower crude oil differentials and decreased volumes compared to the prior year.

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
The following table presents the operating results and key operating measures for our Natural Gas Liquids segment for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$700	$961	$825
Affiliates	175	204	134
Total sales and other operating revenue	$875	$1,165	$959
Depreciation and amortization expense	$105	$76	$30
Impairment charge and other matters (1)	$(20)	$10	$27
Adjusted EBITDA	$317	$333	$203
Pipeline throughput (thousands of bpd)	277	209	33
Terminal throughput (thousands of bpd)	235	184	40
Gross profit (2)	$330	$348	$248

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Natural Gas Liquids segment decreased $16 million to $317 million for the year ended December 31, 2016 compared to the prior year period. The decrease was largely attributable to lower operating results from our NGLs acquisition and marketing activities ($106 million) due to lower volumes and margins compared to the prior year. These factors were largely offset by increased volumes and fees from our Mariner NGLs projects ($90 million), which includes our NGLs pipelines and Marcus Hook and Nederland facilities.
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
The following table presents the operating results and key operating measures for our Refined Products segment for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except for barrel amounts)
Sales and other operating revenue
Unaffiliated customers	$543	$247	$160
Affiliates	237	118	70
Total sales and other operating revenue	$780	$365	$230
Depreciation and amortization expense	$99	$90	$75
Impairment charge and other matters (1)	$(2)	$2	$—
Adjusted EBITDA	$229	$164	$99
Pipeline throughput (thousands of bpd) (2) (3)	599	518	481
Terminal throughput (thousands of bpd)	557	534	497
Gross profit (4)	$148	$123	$65

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(3)	Prior period pipeline throughput amounts have been restated to conform to current presentation.

(4)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Refined Products segment increased $65 million to $229 million for the year ended December 31, 2016 compared to the prior year period. The increase was driven primarily by improved operating results from our refined products pipelines ($32 million), which benefited from higher volumes on our Allegheny Access pipeline, and higher results from our refined products acquisition and marketing activities ($21 million). Improved contributions from our refined product joint venture interests ($6 million) and higher earnings attributable to our refined products terminals ($5 million) also contributed to the current year improvement.
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

Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our credit facilities are our primary sources of liquidity. At December 31, 2016, we had a net working capital surplus of $768 million and available borrowing capacity of $1.6 billion under our credit facilities, including our commercial paper program. We supplement our cash flows from operations with proceeds from our ATM program, borrowings under our credit facilities, and periodically with debt and equity financing activities.
Capital Resources
Credit Facilities
We maintain a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, to fund our working capital requirements, finance acquisitions and capital projects, and for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. In September 2015, we initiated a commercial paper program under the borrowing limits established by our $2.50 billion Credit Facility. In June 2015, the $2.50 billion Credit Facility was amended to create a segregated tranche of borrowings that will be guaranteed by ETP in connection with our investment in the Bakken pipeline project. The amendment did not modify the outstanding borrowings, total capacity or terms of the facility. Outstanding borrowings amounted to $1.3 billion and $562 million at December 31, 2016 and 2015, respectively. Borrowings under the $2.50 billion Credit Facility at December 31, 2016 included $50 million of commercial paper.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt to consolidated Adjusted EBITDA was 4.4 to 1 at December 31, 2016, as calculated in accordance with the credit agreement.
In December 2016, we entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility") with a total lending capacity of $1.0 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants on our ratio of debt to Adjusted EBITDA. The facility will be used to fund our working capital requirements and for general partnership purposes. The facility bears interest at LIBOR or the Base Rate (as defined in the facility), each plus an applicable margin. The credit facility may be repaid at any time, and is expected to be terminated and repaid in connection with completion of the Merger.
Senior Notes
In 2016, we issued $550 million of 3.90 percent Senior Notes due in 2026.
In 2015, we issued $600 million of 4.40 percent Senior Notes and $400 million of 5.95 percent Senior Notes due in 2021 and 2025, respectively.
In 2014, we issued $500 million of 4.25 percent Senior Notes, $700 million of 5.30 percent Senior Notes, and $800 million of 5.35 percent Senior Notes, due in 2024, 2044 and 2045, respectively.
We had $175 million of 6.125 percent Senior Notes and $175 million of 8.75 percent Senior Notes which matured and were repaid in May 2016 and February 2014, respectively, with borrowings under our $2.50 billion Credit Facility.
The net proceeds from senior notes offerings in 2016, 2015 and 2014 of $544, $991, million and $1.98 billion, respectively, were used to repay outstanding borrowings under our credit facilities and for general partnership purposes. The terms and conditions of the senior notes offered during these periods are comparable to those under our other outstanding senior notes.
Equity Offerings
We maintain an ATM program which allows us to issue common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. For the years ended December 31, 2016, 2015 and 2014, we issued 29.1, 26.8, and 10.3 million common units under the program, for net proceeds of $744, $890, and $477 million, respectively.
In September and October 2016, a total of 24.2 million common units were issued for net proceeds of $644 million in connection with a public offering and related option exercise. The proceeds from this offering were used to partially fund the acquisition from Vitol.

In March and April 2015, a total of 15.5 million common units were issued in connection with a public offering and related option exercise. Net proceeds of $629 million were used to repay outstanding borrowings under our $2.50 billion Credit Facility and for general partnership purposes.
In September 2014, we completed an overnight public offering of 7.7 million common units for net proceeds of $362 million.
The net proceeds from the 2015 and 2014 offerings were used to repay outstanding borrowings under the $2.50 billion Credit Facility and for general partnership purposes.
Bakken Project Initiatives
In August 2016, ETP, Sunoco Logistics and Phillips 66 established a $2.5 billion project-level credit facility to provide substantially all of the remaining capital necessary to complete the project. The facility was limited to $1.1 billion in borrowings until attainment of certain closing conditions, which were met in February 2017. The joint partners agreed to provide the Bakken entities with a short-term loan until the full capacity of the $2.5 billion credit facility was available. The loan was made by the partners in proportion to their respective ownership interests. The note receivable due to the Partnership amounted to $301 million at December 31, 2016, and was repaid in February 2017.
In February 2017, ETP and Sunoco Logistics completed the sale of a 36.75 percent interest in the Bakken Pipeline project for $2 billion in cash to MarEn Bakken Company LLC, an entity jointly owned by Enbridge Energy Partners, L.P. and MPLX LP. Sunoco Logistics received $800 million for its interest, and proceeds from the sale were used to pay down debt and will be used to help fund our expansion capital program. As a result of the sale, our interest in the Bakken Pipeline project is 15.3 percent.

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
Net cash provided by operating activities in 2016 of $888 million was primarily the result of net income of $709 million and a non-cash adjustment for depreciation and amortization totaling $446 million. These sources of cash were partially offset by a $170 million non-cash inventory adjustment related to changes in commodity prices, a $41 million gain on an investment in affiliate and a $46 million increase in working capital largely attributable to an increase in our inventories.
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
Expansion and maintenance capital expenditures amounted to $1.9 billion, $2.7 billion, and $2.4 billion in 2016, 2015 and 2014, respectively. Other sources of cash used in investing activities consisted largely of acquisitions and investments in joint venture interests, which amounted to $786, $131, and $433 million, respectively, in 2016, 2015 and 2014. Net cash used in investing activities in 2016 also included a $301 million increase in an affiliated note receivable related to the Bakken project.
Financing Activities
Cash flows from financing activities relate primarily to the payment of distributions to partners; proceeds from senior notes offerings, as well as overnight equity and ATM program offerings; borrowings and repayments under our credit facilities; and changes to advances to affiliated companies, which prior to our transition away from Sunoco's cash management program in 2014, represented our cash held by Sunoco in connection with our participation in that program.
Net cash provided by financing activities of $2.2 billion in 2016 primarily related to $1.4 billion of net proceeds from the issuance of common units; $1.4 billion of net borrowings under our credit facilities; and $544 million of net proceeds from a senior notes offering. These sources of cash were partially offset by $961 million in distributions paid to partners, and repayment of the $175 million 6.125 percent Senior Notes in May 2016.
Net cash provided by financing activities of $2.2 billion in 2015 was primarily related to $1.5 billion of net proceeds from the issuance of common units, $991 million of net proceeds related to a senior notes offering and $377 million of net borrowings under our $2.50 billion Credit Facility. These sources of cash were partially offset by $686 million of distributions paid to partners.
Net cash provided by financing activities of $2.4 billion in 2014 was primarily related to $1.98 billion of net proceeds related to senior notes offerings; $839 million of net proceeds from the issuance of common units; and the $239 million decrease in advances to affiliates. These sources of cash were partially offset by $468 million of distributions paid to partners; the $175 million repayment of senior notes which matured in February 2014; and $50 million of net credit facility repayments.

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
The following table summarizes maintenance and expansion capital expenditures, including amounts paid for acquisitions, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Expansion	$1,849	$2,625	$2,483
Maintenance	63	84	76
Acquisitions	796	131	448
Total	$2,708	$2,840	$3,007
Expansion capital expenditures for the years ended December 31, 2016, 2015 and 2014 consisted primarily of projects to: invest in the previously announced Mariner East NGLs projects; invest in our crude oil infrastructure by increasing our pipeline capabilities through announced expansion capital and joint projects; expand the service capabilities of our acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals.
Maintenance capital expenditures for the periods presented primarily included recurring expenditures such as pipeline integrity costs; pipeline relocations; repair and upgrade of field instrumentation, including measurement devices; repair and replacement of tank floors and roofs; upgrades of cathodic protection systems; crude trucks and related equipment; and the upgrade of pump stations.
In November 2016, we completed acquisition of an integrated crude oil business in West Texas from Vitol for $760 million plus working capital. The acquisition provided us with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50 percent interest in SunVit Pipeline LLC ("SunVit"), which increased our overall ownership of SunVit to 100 percent. Acquisitions in 2016 also included the purchase of an additional ownership interest in Explorer Pipeline Company increased our total ownership interest in the pipeline to 15.0 percent.
Acquisitions in 2015 included the purchase of the remaining noncontrolling interest in West Texas Gulf. Acquisitions in 2014 included the purchase of additional ownership interest in West Texas Gulf, the purchase of a crude oil acquisition and marketing business, the acquisition of a controlling financial interest in a crude oil rail facility, and the purchase of additional ownership interest in Explorer Pipeline Company.
Our capital expenditures, including any acquisitions, are generally funded from cash provided by operations, borrowings under our credit facilities, and with proceeds from debt and equity offerings, as necessary.

Contractual Obligations
The following table sets forth the aggregate amount of long-term debt maturities, purchase commitments related to future periods, and annual rentals applicable to non-cancelable operating leases at December 31, 2016:

	Year Ended December 31,					Thereafter	Total
	2017	2018	2019	2020	2021
	(in millions)
Long-term debt:
Principal	$630	$—	$—	$1,542	$600	$4,500	$7,272
Interest	298	287	287	263	238	3,186	4,559
Operating leases	7	4	3	3	—	—	17
Purchase obligations	4,286	493	420	309	305	779	6,592
	$5,221	$784	$710	$2,117	$1,143	$8,465	$18,440
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
A significant portion of the above purchase obligations relate to actual crude oil purchases for the month of January 2017. The remaining crude oil purchase obligation amounts are based on the quantities committed to be purchased, assuming adequate well production for the remainder of the year, at December 31, 2016 crude oil prices. Actual amounts to be paid in regards to these obligations will be based upon market prices or formula-based market prices during the period of purchase. For further discussion of our crude oil acquisition and marketing activities, see Item 1. "Business—Crude Oil."
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
Our long-lived assets include identifiable intangible assets, which are comprised of customer relationships and technology related assets for our patented technology associated with our butane blending services. Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with business combinations or asset purchases whereby (i) we acquired information about or access to customers, (ii) the customers now have the ability to transact business with us and (iii) we are positioned due to limited competition to provide products or services to the customers. The customer relationship intangible assets are generally amortized on a straight-line basis over their respective economic lives. Technology related intangible assets consist of our patents for the blending of butane into refined products. These patents are amortized over their remaining legal lives. The value assigned to these intangible assets is amortized through depreciation and amortization expense, over a weighted average amortization period of approximately 17 years.
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
There were no long-lived asset impairments identified during the 2014 through 2016 period.
Goodwill
Goodwill represents the excess of consideration transferred plus the fair value of noncontrolling interests of an acquired business over the fair value of net assets acquired. Goodwill is not amortized; however it is tested for impairment annually or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed the estimated fair value. Inherent in estimating fair value for each reporting unit are certain judgments and estimates relating the market multiples for comparable businesses, management's interpretation of current economic indicators and market conditions and assumptions about our strategic plans with regards to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible the conclusion regarding whether the goodwill is impaired could change and result in future goodwill impairment charges.

Management's process for evaluating goodwill for impairment involves estimating the fair value of our reporting units that contain goodwill. During the fourth quarter 2015, we realigned our reporting segments and, in accordance with accounting guidance, were required to test our goodwill balance for impairment both before and after the change in our reportable segments. Due to volatility within the energy markets, we utilized the assistance of a third party valuation firm in 2015 to develop models to estimate the fair value of each of our reporting units that contain goodwill.
During 2015, fair value was estimated using a combination of discounted cash flow and the market multiple methodologies. Under the discounted cash flow methodology, fair value was estimated using the present value of Management's projected cash flows for each reporting unit which was calculated using the expected return a market participant would require for each reporting unit. Under the market multiple methodology, a selection of peer group companies, which are similar from an operational or industry perspective, were considered in estimating market multiples. These multiples were applied to Management's projected Adjusted EBITDA in order to estimate fair value.
There were no goodwill impairments identified during the 2014 through 2016 period. For additional information on our current year impairment test, see Note 2 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."
Environmental Remediation
At December 31, 2016, our accrual for environmental remediation activities was $4 million. This accrual is for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information regarding estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, the minimum of the range is accrued unless some other point or points in the range are more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent their occurrence is probable and reasonably estimable.
Management believes that none of the current remediation projects are material, individually or in the aggregate, to our financial position at December 31, 2016. As a result, our exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact several of our facilities. As a result, from time to time, significant charges against income for environmental remediation may occur.
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

•
Inter-Refinery Pipeline Lease: In September 2012, Sunoco assigned its lease for the use of our inter-refinery pipelines between the Philadelphia and Marcus Hook refineries to PES. Under the 20-year lease agreement which expires in February 2022, PES leases the inter-refinery pipelines for an annual fee which escalates at 1.67 percent each January 1 for the term of the agreement. The lease agreement also requires PES to reimburse us for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. There were no material reimbursements under this agreement during 2014 through 2016.

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

•
Purchase and Sale Agreements: We have agreements for the purchase and sale of crude oil, NGLs and refined products with affiliated entities. These agreements are negotiated at market-based rates, do not extend beyond 2017, and can be terminated by either party in certain cases.

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
Under the Omnibus Agreement, we pay ETP an annual administrative fee that includes expenses incurred by ETP and its affiliates to perform centralized corporate functions, such as legal, accounting, engineering, information technology, insurance, and other corporate services, including the administration of employee benefit plans. The conditions of Section 4.1 of the Omnibus Agreement (which concerns our obligation to pay the annual fee for provision of certain general and administrative services) have been extended annually by one year since the expiration of the initial term (through 2004). The costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by us. We are also allocated a component of shared insurance costs incurred by ETP and its affiliates. The amounts incurred in connection with the centralized corporate functions and shared insurances costs were not material to our results of operations during the three year period ended December 31, 2016.
We participate in various employee benefit programs as administered by ETP and its affiliates. Our share of allocated employee benefit plan expenses, including defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, incentive compensation plans and other such benefits was $61, $54, and $45 million for the years ended December 31, 2016, 2015 and 2014, respectively. These expenses are reflected in operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income.
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
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed- and variable-rate debt. At December 31, 2016, we had $1.9 billion of variable-rate borrowings under our credit facilities. Outstanding borrowings bear interest cost of LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable-rate debt arrangements. The weighted average variable interest rate on our variable-rate borrowings was approximately 2 percent at December 31, 2016. A one percent change in the weighted average rate would have impacted annual interest expense by approximately $12 million for the year ended December 31, 2016.
At December 31, 2016, we had $5.4 billion of fixed-rate borrowings which was comprised of our outstanding senior notes. This amount excludes the $84 million premium resulting from the adjustment of our assets and liabilities to fair value resulting from the application of push-down accounting in connection with the acquisition of the general partner by ETP. The estimated fair value of our senior notes was $5.4 billion at December 31, 2016. A hypothetical one-percent movement in interest rates would have impacted the fair value of our fixed-rate borrowings at December 31, 2016 by approximately $536 million.
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
We do not use futures or other derivative instruments to speculate on crude oil, NGLs or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted crude oil, NGLs and refined products purchase and sales activities with contracts intended to have equal and opposite effects of the purchase and sales activities. At December 31, 2016, the fair market value of our open derivative positions was a net liability of $27 million on 9.2 million barrels, comprised of crude oil, NGLs and refined products instruments. These derivative positions vary in length but do not extend beyond one year. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would have resulted in an estimated $22 million increase in market value at December 31, 2016. This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contracted volume amounts.
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
The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2016. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control—Integrated Framework.
Based on this assessment, management believes that, as of December 31, 2016, the Partnership's internal control over financial reporting is effective based on those criteria. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership's internal control over financial reporting, which appears in this section.
Michael J. Hennigan
President and Chief Executive Officer
Peter J. Gvazdauskas
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Sunoco Partners LLC and Limited Partners of Sunoco Logistics Partners L.P.

We have audited the internal control over financial reporting of Sunoco Logistics Partners L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Sunoco Partners LLC and Limited Partners of Sunoco Logistics Partners L.P.

We have audited the accompanying consolidated balance sheets of Sunoco Logistics Partners L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunoco Logistics Partners L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 24, 2017

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Sales and other operating revenue:
Unaffiliated customers	$8,715	$9,971	$17,018
Affiliates (Note 4)	436	515	1,070
Total Revenues	9,151	10,486	18,088
Costs and Expenses
Cost of products sold	7,828	9,145	16,877
Operating expenses	122	164	172
Selling, general and administrative expenses	110	103	118
Depreciation and amortization expense	446	382	296
Impairment charge and other matters (Notes 2 and 6)	(170)	162	258
Total Costs and Expenses	8,336	9,956	17,721
Operating Income	815	530	367
Interest cost to affiliates, net (Note 4)	2	—	1
Other interest cost and debt expense, net	(270)	(210)	(146)
Capitalized interest	111	76	78
Gain on investment in affiliate (Note 3)	41	—	—
Other income	37	22	25
Income Before Provision for Income Taxes	736	418	325
Provision for income taxes (Note 2)	(27)	(21)	(25)
Net Income	709	397	300
Net income attributable to noncontrolling interests	(3)	(3)	(9)
Net income attributable to redeemable noncontrolling interests (Note 3)	(1)	(1)	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$705	$393	$291

Calculation of Limited Partners' interest:
Net Income attributable to Sunoco Logistics Partners L.P.	$705	$393	$291
Less: General Partner's interest	(393)	(288)	(181)
Limited Partners' interest	$312	$105	$110

Net Income attributable to Sunoco Logistics Partners L.P. per Limited Partner unit (Note 5):
Basic	$0.98	$0.42	$0.52
Diluted	$0.98	$0.42	$0.51

Weighted average Limited Partners' units outstanding (Note 5):
Basic	304.5	250.9	212.9
Diluted	305.4	251.7	214.1

Net Income	$709	$397	$300
Adjustment to affiliate's pension funded status	—	(1)	1
Other Comprehensive Income (Loss)	—	(1)	1
Comprehensive Income	709	396	301
Less: Comprehensive income attributable to noncontrolling interests	(3)	(3)	(9)
Less: Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	—
Comprehensive Income attributable to Sunoco Logistics Partners L.P.	$705	$392	$292

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$41	$37
Accounts receivable, net	1,555	1,165
Accounts receivable, affiliated companies (Note 4)	44	20
Inventories (Note 6)	934	607
Note receivable, affiliated companies (Note 4)	301	—
Other current assets	31	19
Total Current Assets	2,906	1,848
Properties, plants and equipment	13,551	11,527
Less accumulated depreciation and amortization	(1,227)	(835)
Properties, plants and equipment, net (Note 7)	12,324	10,692
Investment in affiliates (Note 8)	952	802
Goodwill (Note 9)	1,609	1,358
Intangible assets, net (Note 9)	977	718
Other assets	81	71
Total Assets	$18,849	$15,489
Liabilities and Equity
Accounts payable	$1,750	$1,251
Accounts payable, affiliated companies (Note 4)	63	39
Accrued liabilities	287	329
Accrued taxes payable (Note 2)	38	44
Total Current Liabilities	2,138	1,663
Long-term debt (Note 10)	7,313	5,591
Other deferred credits and liabilities	133	125
Deferred income taxes (Note 2)	257	254
Total Liabilities	9,841	7,633
Commitments and contingent liabilities (Note 11)
Redeemable noncontrolling interests (Note 3)	15	15
Redeemable Limited Partners' interests (9,416,196 Class B units outstanding at December 31, 2016 and 2015) (Note 4)	300	286
Equity
Sunoco Logistics Partners L.P. equity
Limited Partners' interests (322,382,267 and 268,849,818 units outstanding at December 31, 2016 and 2015, respectively)	7,700	6,577
General Partner's interest	960	944
Total Sunoco Logistics Partners L.P. equity	8,660	7,521
Noncontrolling interests	33	34
Total Equity	8,693	7,555
Total Liabilities and Equity	$18,849	$15,489

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net Income	$709	$397	$300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	446	382	296
Impairment charge and other matters	(170)	162	258
Gain on investment in affiliate (Note 3)	(41)	—	—
Deferred income tax expense (benefit)	3	5	(4)
Amortization of bond premium	(9)	(13)	(14)
Non-cash compensation expense (Note 14)	23	17	16
Equity in earnings of unconsolidated affiliates	(39)	(24)	(25)
Distributions from unconsolidated affiliates	25	23	14
Changes in working capital pertaining to operating activities:
Accounts receivable, net	(397)	602	445
Accounts receivable, affiliated companies	(22)	(11)	4
Inventories	(149)	(299)	(105)
Accounts payable and accrued liabilities	466	(667)	(570)
Accounts payable, affiliated companies	23	18	4
Accrued taxes payable	(6)	(8)	(19)
Unrealized (gains) losses on commodity risk management activities	39	4	(17)
Other	(13)	10	(17)
Net cash provided by operating activities	888	598	566
Cash Flows from Investing Activities:
Capital expenditures	(1,949)	(2,706)	(2,416)
Acquisitions (Notes 3 and 8)	(786)	(131)	(433)
Change in note receivable, affiliated companies	(301)	—	—
Change in long-term note receivable	(2)	(17)	(17)
Net cash used in investing activities	(3,038)	(2,854)	(2,866)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(961)	(686)	(468)
Distributions paid to noncontrolling interests	(5)	(3)	(4)
Contributions from general partner	—	—	2
Net proceeds from issuance of limited partner units	1,388	1,519	839
Payments of statutory withholding on net issuance of limited partner units under LTIP	(4)	(11)	(9)
Repayments under credit facilities	(5,840)	(3,662)	(2,845)
Borrowings under credit facilities	7,200	4,039	2,795
Net proceeds from issuance of long-term debt	544	991	1,976
Repayments of senior notes	(175)	—	(175)
Advances to affiliated companies, net	—	—	239
Contributions attributable to acquisition from affiliate	7	11	12
Other	—	(6)	—
Net cash provided by financing activities	2,154	2,192	2,362
Net change in cash and cash equivalents	4	(64)	62
Cash and cash equivalents at beginning of period	37	101	39
Cash and cash equivalents at end of period	$41	$37	$101

(See Accompanying Notes)

SUNOCO LOGISTICS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Units	$	$	$	$	$
Balance at December 31, 2013	207.7	$5,292	$912	$—	$121	$6,325
Net Income	—	$110	$181	$—	$9	$300
Adjustment to affiliate's pension funded status	—	—	—	1	—	1
Total comprehensive income	—	110	181	1	9	301
Issuance of limited partner units to the public	18.0	839	2	—	—	841
Non-cash compensation expense	0.4	16	—	—	—	16
Distribution equivalent rights	—	(4)	—	—	—	(4)
Payment of statutory withholding on issuance under LTIP	—	(9)	—	—	—	(9)
Distributions	—	(302)	(166)	—	(4)	(472)
Contributions attributable to acquisition from affiliate	—	12	—	—	—	12
Increase attributable to common control acquisition	—	53	1	—	—	54
Acquisition of noncontrolling interest in a consolidated subsidiary	—	(254)	(5)	—	(66)	(325)
Other	—	(1)	—	—	—	(1)
Balance at December 31, 2014	226.1	$5,752	$925	$1	$60	$6,738
Net Income	—	$105	$288	$—	$3	$396
Adjustment to affiliate's pension funded status	—	—	—	(1)	—	(1)
Total comprehensive income (loss)	—	105	288	(1)	3	395
Issuance of limited partner units to the public	42.3	1,519	—	—	—	1,519
Non-cash compensation expense	0.4	17	—	—	—	17
Distribution equivalent rights	—	(2)	—	—	—	(2)
Payment of statutory withholding on issuance under LTIP	—	(11)	—	—	—	(11)
Distributions	—	(425)	(261)	—	(3)	(689)
Contributions attributable to acquisition from affiliate	—	11	—	—	—	11
Acquisition of noncontrolling interest in a consolidated subsidiary	—	(103)	(2)	—	(26)	(131)
Decrease attributable to issuance of Class B units (Note 4)	—	(287)	(5)	—	—	(292)
Other	—	1	(1)	—	—	—
Balance at December 31, 2015	268.8	$6,577	$944	$—	$34	$7,555
Net Income	—	$312	$393	$—	$3	$708
Total comprehensive income	—	312	393	—	3	708
Issuance of limited partner units to the public	53.3	1,388	—	—	—	1,388
Non-cash compensation expense	0.3	23	—	—	—	23
Distribution equivalent rights	—	(5)	—	—	—	(5)
Payment of statutory withholding on issuance under LTIP	—	(4)	—	—	—	(4)
Distributions	—	(584)	(377)	—	(4)	(965)
Contributions attributable to acquisition from affiliate	—	7	—	—	—	7
Decrease attributable to issuance of Class B units (Note 4)	—	(14)	—	—	—	(14)
Balance at December 31, 2016	322.4	$7,700	$960	$—	$33	$8,693

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
On November 20, 2016, SXL and its general partner, Sunoco Partners LLC ("SXL GP"), a Pennsylvania limited liability company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ETP, together with Energy Transfer Partners GP, L.P. ("ETP GP"), a Delaware limited partnership and the general partner of ETP, and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. ("ETE"), a Delaware limited partnership and indirect parent entity of ETP, ETP GP, the Partnership and SXL GP. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of SXL will merge with ETP (the "Merger"), with ETP continuing as the surviving entity and a wholly-owned subsidiary of SXL. Concurrently with the Merger, SXL GP will merge with ETP GP, with ETP GP continuing as the surviving entity and becoming the general partner of SXL. Following the recommendation of the conflicts committee (the "ETP Conflicts Committee") of the board of directors of ETP's managing general partner (the "ETP Board"), the ETP Board approved and agreed to submit the Merger Agreement to a vote of ETP unitholders and to recommend that ETP's unitholders adopt the Merger Agreement. Following the recommendation of the conflicts committee of the board of directors of SXL GP, the board of directors of SXL GP approved the Merger Agreement. The Merger is expected to close in April 2017.
Effective at the time of the Merger, all SXL units, 67.1 million common and 9.4 million Class B, currently held by ETP will be retired. The existing incentive distribution right ("IDR") provisions in the SXL Partnership Agreement will continue to be in effect, and ETE will own the IDRs of SXL following the closing of the transaction. As part of this transaction, ETE has agreed to continue to provide all the IDR subsidies that are currently in effect for both SXL and ETP. In addition, the 364-Day credit facility is expected to be terminated and repaid in connection with the Merger. At the effective time of the Merger, each common unit representing a limited partner interest in ETP issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time of the merger will be converted into the right to receive 1.50 common units representing limited partner interests in SXL (the "SXL Common Units") (the "Merger Consideration"). Each Class E Unit of ETP, each Class G Unit of ETP, each Class I Unit of ETP, each Class J Unit of ETP and each Class K Unit of ETP, if any, issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time of the Merger will be converted into the right to receive a corresponding unit in SXL with the same rights, preferences, privileges, powers, duties and obligations as such existing ETP unit had immediately prior to the Merger. The corresponding units in SXL will be issued pursuant to the Fourth Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., which will be executed at the effective time.

2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements reflect the results of the Partnership and its wholly-owned subsidiaries, including Sunoco Logistics Partners Operations L.P. (the "Operating Partnership"), the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. The Partnership currently holds a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), Price River Terminal, LLC ("PRT"), and, effective February 1, 2017, Permian Express Partners LLC ("PEP"), which is a joint venture with ExxonMobil. These entities are reflected as consolidated subsidiaries of the Partnership. Effective November 1, 2016, SunVit Pipeline LLC ("SunVit") became a wholly-owned subsidiary of the Partnership in connection with the acquisition from Vitol Inc. The Partnership is not the primary beneficiary of any variable-interest entities ("VIEs"). All significant intercompany accounts and transactions are eliminated in consolidation and noncontrolling interests in net income and equity are shown separately in the consolidated statements of comprehensive income and balance sheets. Equity ownership interests in joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.

Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.
Reclassification
Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. The changes did not impact reported net income for any periods presented.
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, which created Topic 842, Leases, and will supersede the requirements in Topic 840. The objective of ASU 2016-02 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that it will have on its consolidated financial statements and related disclosures.
In May 2014, the FASB codified guidance in ASU 2014-09 related to the recognition of revenue from contracts with customers, and has since released associated clarifying guidance in subsequent periods. The new standards outline the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods, with early adoption permitted. The Partnership expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method.
The Partnership is in the process of evaluating its revenue contracts by segment and fee type to determine the potential impact of adopting the new standards. At this point in the evaluation process, it has been determined that the timing and/or amount of revenue recognized on certain contracts will be impacted by the adoption of the new standard; however, the process of quantifying these impacts is ongoing and an assessment of materiality in relation to the financial statements has not yet been determined. In addition, the Partnership is in the process of implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The Partnership will continue to monitor for additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing conclusions on specific interpretative issues to other peers in the industry, to the extent that such information is available.
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
Cash Equivalents
The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2016 and 2015, cash equivalents consisted of time deposits and money market investments.
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
During the periods ended December 31, 2016, 2015 and 2014, a lower of cost or market ("LCM") adjustment was applied, as necessary, to the Partnership's crude oil, NGLs and refined products inventories due to changes in commodity prices. Adjustments are calculated based upon current replacement costs.
See Notes 6 and 18 for additional information on the LCM reserves and their impact to the Partnership's net income.
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
Capitalized Interest
The Partnership capitalizes interest incurred on funds borrowed for certain capital projects and contributions to joint venture interests during periods in which construction activities are in progress to bring those projects to their intended use.
Investment in Affiliates
Investment in affiliates, which consist of joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting. Under this method, an investment is carried at cost, adjusted for the equity in income (loss), reduced for dividends received and adjusted for changes in accumulated other comprehensive income (loss). Income recognized from the Partnership's joint venture interests is presented within other income in the consolidated statements of comprehensive income.
The Partnership allocates the excess of its investment cost over its equity in the net assets of affiliates to the underlying tangible and intangible assets of the joint ventures. Other than land and indefinite-lived intangible assets, all amounts allocated, principally to pipeline and related assets, are amortized using the straight-line method over their estimated useful life of 40 years. The amortization of these amounts is also presented within other income in the consolidated statements of comprehensive income.
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
During the fourth quarter 2015, the Partnership realigned its reporting segments and, in accordance with accounting guidance, was required to test its goodwill balance for impairment both before and after the change in its reportable segments. Due to volatility within the energy markets, the Partnership utilized the assistance of a third party valuation firm to develop models to estimate the fair value of each of its reporting units that contain goodwill. The fair value of the reporting units was estimated using a combination of discounted cash flow and market multiple methodologies. Under the discounted cash flow methodology, fair value was estimated using the present value of Management's projected cash flows for each reporting unit which was calculated using the expected return a market participant would require for each reporting unit. Under the market multiple methodology, a selection of peer group companies, which are similar from an operational or industry perspective, were considered in estimating market multiples. These multiples were applied to Management's projected Adjusted EBITDA in order to estimate fair value. For the 2015 impairment test, the fair value of the Partnership's legacy Crude Oil Acquisition and Marketing segment was determined to be approximately 3 percent less than its carrying value. In accordance with accounting guidance, a second test was performed to estimate the fair value of the reporting unit's assets and liabilities, which included determining an implied goodwill value. The Partnership performed the second test and determined that the implied fair value of the Crude Oil Acquisition and Marketing segment's goodwill exceeded its current carrying value.
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

Income Taxes
The Partnership is not a taxable entity for U.S. federal income tax purposes, or for the majority of states that impose income taxes. Rather, income taxes are generally assessed at the partner level. There are some states in which the Partnership operates where it is subject to state and local income taxes. Substantially all of the income tax amounts reflected in the Partnership's consolidated financial statements are related to the operations of Inland, Mid-Valley and West Texas Gulf Pipe Line Company ("West Texas Gulf"), all of which are subject to income taxes for federal and state purposes at the corporate level. The effective tax rates for these entities approximate the federal statutory rate of 35 percent.
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
The following table presents the components of income tax expense for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Federal
Current	$22	$15	$24
Deferred	2	6	(5)
State
Current	4	—	6
Deferred	(1)	—	—
Total income tax expense	$27	$21	$25
The income taxes paid by Inland, Mid-Valley, and West Texas Gulf approximated current income tax expense for each year presented.
In taxable jurisdictions, the Partnership records deferred income taxes on all significant temporary differences between the book basis and the tax basis of assets and liabilities. At December 31, 2016 and 2015, the Partnership had $257 and $254 million, respectively, of net deferred tax liability derived principally from the difference in the book and tax bases of properties, plants and equipment associated with Inland, Mid-Valley, and West Texas Gulf.
Long-Term Incentive Plan
The Partnership accounts for the compensation cost associated with all unit-based payment awards at grant-date fair value and reports the related expense within operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income. Unit-based compensation cost for all outstanding awards of restricted units is based on the grant date market price of the underlying unit. The Partnership recognizes unit-based compensation expense on a straight-line basis over the requisite service period. In accordance with the terms of certain awards, the recognition of compensation expense is accelerated for participants who become retirement-eligible during the applicable vesting period.
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
The Partnership's consolidated balance sheets include AROs as a component of other deferred credits and liabilities of $88 million at December 31, 2016 and 2015. The Partnership believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.

Fair Value Measurements
The Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by the FASB. Where quoted pricing is not available, the Partnership utilizes a "market" or "income" approach to determine fair value. This method uses pricing and other information related to market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.
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
Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit
The Partnership uses the two-class method to determine basic and diluted earnings per unit. The two-class method is an earnings allocation formula that determines the earnings for each class of equity ownership and participating security according to distributions declared and participation rights in undistributed earnings. The Partnership calculates basic and diluted net income attributable to Sunoco Logistics Partners L.P. ("net income attributable to SXL") per limited partner unit by dividing net income attributable to SXL, after deducting the amounts allocated to the general partner's interest and incentive distribution rights ("IDRs"), by the weighted average number of limited partner units and Class B units outstanding during the period. IDRs in a master limited partnership are treated as participating securities for the purpose of computing net income attributable to limited partner units. The general partner holds all of the IDRs. In addition, when earnings differ from cash distributions, undistributed or over distributed earnings are to be allocated to the general partner, limited partners and Class B unitholders based on the contractual terms of the partnership agreement. See Note 4 for additional information on the terms of the Class B units.

3. Acquisitions
A key component of the Partnership's primary business strategy is to pursue strategic and accretive acquisitions that complement its existing asset base. The Partnership completed the following acquisitions during the years ended December 31, 2016, 2015 and 2014:

•
In November 2016, the Partnership completed an acquisition from Vitol Inc. ("Vitol") of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides the Partnership with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50 percent interest in the SunVit Pipeline LLC ("SunVit"), which resulted in the entity becoming a wholly-owned subsidiary of the Partnership. SunVit, which was renamed Permian Express Terminal LLC ("PET") in the fourth quarter 2016, connects the Midland terminal to the Partnership's Permian Express 2 pipeline, a key takeaway to bring Permian crude oil to multiple markets. The acquisition is included in the Crude Oil segment.

The $769 million purchase price, net of cash received, consisted primarily of the following preliminary fair value allocations: net working capital ($13 million) largely attributable to inventory and receivables; properties, plants and equipment ($286 million) primarily related to pipeline and terminalling assets; intangible assets ($313 million) attributable to customer relationships; and an increase to goodwill ($251 million). The consolidation of SunVit resulted in a $41 million gain which represented the difference between the carrying value of the Partnership's previously held equity interest and the fair value on the date of acquisition.

•
In August 2016 and March 2014, the Partnership acquired additional ownership interests in the Explorer Pipeline Company ("Explorer") for $17 and $42 million, respectively, which increased the total ownership interest from 9.4 to 15.0 percent. The equity-method investment continues to be reported within the Refined Products segment.

•
In December 2014, the Partnership acquired an additional 28.3 percent ownership interest in West Texas Gulf from Chevron Pipe Line Company for $325 million, increasing the Partnership's controlling financial interest to 88.6 percent. In January 2015, the Partnership acquired the remaining noncontrolling ownership interest in West Texas Gulf for $131 million. As these transactions represented the acquisition of ownership interest in a consolidated subsidiary, noncontrolling interest and partners' equity were reduced by $92 and $364 million, respectively, in accordance with applicable accounting guidance. West Texas Gulf is reflected as a consolidated subsidiary within the Crude Oil segment.

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
No pro forma information has been presented as the impact of the acquisitions during 2016, 2015 and 2014 was not material in relation to the Partnership's consolidated results of operations or financial position.

4. Related Party Transactions
Acquisition of Sunoco
The Partnership has various operating and administrative agreements with ETP and its affiliates, including the agreements described below. ETP and its affiliates perform the administrative functions defined in such agreements on the Partnership's behalf.
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

•
Inter-Refinery Pipeline Lease: In September 2012, Sunoco assigned its lease for the use of the Partnership's inter-refinery pipelines between the Philadelphia refinery and the Marcus Hook Industrial Complex to PES. Under the twenty-year lease agreement which expires in February 2022, PES leases the inter-refinery pipelines for an annual fee which escalates at 1.67 percent each January 1 for the term of the agreement. The lease agreement also requires PES to reimburse the Partnership for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. There were no material reimbursements under this agreement during the years 2014 through 2016.

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

•
Purchase and Sale Agreements: The Partnership has agreements for the purchase and sale of crude oil, NGLs and refined products with affiliated entities. These agreements are negotiated at market-based rates, do not extend beyond 2017, and can be terminated by either party in certain cases.

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
Under the Omnibus Agreement, the Partnership pays ETP an annual administrative fee that includes expenses incurred by ETP and its affiliates to perform certain centralized corporate functions, such as legal, accounting, engineering, information technology, insurance, utilities expense, office space rental, and other corporate services, including the administration of employee benefit plans. The costs may be increased if the acquisition or construction of new assets or businesses requires an increase in the level of general and administrative services received by the Partnership. These fees do not include the costs of shared insurance programs (which are allocated to the Partnership based upon its share of the cash premiums incurred), the salaries of pipeline and terminal personnel or other employees of the general partner, or the cost of their employee benefits. The amounts incurred in connection with the centralized corporate functions and shared insurance costs were not material to the Partnership's results of operations during the three year period ended December 31, 2016.

The Partnership participates in various employee benefit plans with ETP and its affiliates, including employee and retiree medical, dental and life insurance plans, defined contribution 401(k) plans, incentive compensation plans and other such benefits. The total expense of benefit plan participation was $61, $54, and $45 million for the years ended December 31, 2016, 2015 and 2014, respectively. These expenses are reflected in operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income.
Affiliated Revenues and Accounts Receivable, Affiliated Companies
The Partnership is party to various agreements with ETP and its affiliates to supply crude oil, NGLs and refined products, as well as to provide pipeline and terminalling services. Affiliated revenues in the consolidated statements of comprehensive income consist of revenues from ETP and its affiliated entities related to sales of crude oil, NGLs and refined products, and services, including pipeline transportation, terminalling, storage and blending.
Note Receivable, Affiliated Companies
See Note 8 for additional information related to the note receivable in connection with the Bakken Pipeline project.
Investments in Affiliates
See Note 8 for additional information related to the Partnership's participation in the Bayou Bridge and Bakken pipeline projects.
Issuance of Redeemable Limited Partners' Interests
In October 2015, the Partnership issued 9.4 million Class B units to ETP in conjunction with the purchase of a 30 percent ownership interest in the Bakken pipeline. The Class B units represent a new class of limited partner interests in the Partnership which are not entitled to receive quarterly distributions that are made on the Partnership's common units, but are otherwise entitled to share in earnings pro-rata with common units. The Class B units will automatically convert to common units on a one-for-one basis in the third quarter 2017. ETP can exercise a put right during the third quarter 2017, effective prior to the one-for-one conversion date, for the greater of $313.5 million or the fair market value of the units, as defined in the unitholder agreement. As a result of the available put option, the amount attributable to the Class B units is excluded from total equity and instead reflected as redeemable interests in the Partnership's consolidated balance sheet. However, the Class B units will be retired without exercise if the Merger is approved (see Note 1 for additional information).
Contributions Attributable to Acquisition from Affiliate
In the fourth quarter 2014, the Partnership acquired land at Eagle Point from Sunoco under a purchase option embedded in an existing lease. As a transaction between entities under common control, the land was recorded at Sunoco's historical carrying value, resulting in an increase to equity of $54 million.
Capital Contributions
In July 2014, the Partnership agreement was amended to remove the obligation of the general partner to make capital contributions upon the issuance of limited partner units to retain a two percent interest. Prior to this amendment, the general partner contributed $2 million primarily related to the Partnership's issuance of limited partner units under its at-the-market equity offering program ("ATM" program) in 2014. The general partner did not make any capital contributions to the Partnership in 2015 or 2016.

5. Net Income Attributable to Sunoco Logistics Partners L.P. per Limited Partner Unit
The general partner's interest in net income attributable to SXL consists of its general partner interest and "incentive distributions," which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.0833 per limited partner unit (Note 13). The general partner was allocated net income attributable to SXL of $393 million (representing 56 percent of total net income attributable to SXL) for the year ended December 31, 2016; $288 million (representing 73 percent of total net income attributable to SXL) for the year ended December 31, 2015; $181 million (representing 62 percent of total net income attributable to SXL) for the year ended December 31, 2014. Diluted net income attributable to SXL per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to SXL by the sum of the weighted average number of limited partner and Class B units outstanding, and the dilutive effect of incentive unit awards (Note 14).
For the year ended December 31, 2016, net income attributable to SXL was reduced by $14 million in determining earnings per limited partner unit as a result of the Class B units, which are reflected as redeemable limited partner interests in the consolidated balance sheet.

The following table sets forth the reconciliation of the weighted average number of limited partner and Class B units used to compute basic net income attributable to SXL per limited partner unit to those used to compute diluted net income attributable to SXL per limited partner unit for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Weighted average number of units outstanding—basic	304.5	250.9	212.9
Add effect of dilutive incentive awards	0.9	0.8	1.2
Weighted average number of units—diluted	305.4	251.7	214.1

6. Inventories
The components of inventories are as follows:

	December 31,
	2016	2015
	(in millions)
Crude oil	$683	$424
NGLs	126	83
Refined products	110	83
Refined products additives	3	3
Materials, supplies and other	12	14
Total Inventories	$934	$607
The Partnership's lower of cost or market ("LCM") reserves totaled $233 and $17 million at December 31, 2016 on its crude oil and NGLs inventories, respectively. At December 31, 2015, the LCM reserves totaled $381, $37, and $2 million on the Partnership's crude oil, NGLs and refined products inventories, respectively. See Note 18 for additional information on the LCM adjustments related to the Partnership's LIFO inventory balances, which are reported as impairment charge and other matters within the consolidated statement of comprehensive income.

7. Properties, Plants and Equipment
The components of net properties, plants and equipment are as follows:

		December 31,
	Estimated Useful Lives	2016	2015
	(in years)	(in millions)
Land and land improvements (including rights-of-way) (1)	—	$1,357	$1,286
Pipelines and related assets	16 - 39	6,348	5,634
Terminals and storage facilities	20 - 41	2,905	2,294
Buildings and improvements	25 - 32	544	509
Other	3 - 20	185	177
Construction-in-progress		2,212	1,627
Total properties, plants and equipment (2)		13,551	11,527
Less: Accumulated depreciation and amortization		(1,227)	(835)
Total properties, plants and equipment, net		$12,324	$10,692

(1)	As of December 31, 2016 and 2015, the Partnership had rights-of-way with a book value of $1.1 billion.

(2)	As of December 31, 2016 and 2015, accrued capital expenditures were $249 and $286 million, respectively.

8. Investment in Affiliates
The Partnership's ownership percentages in equity ownership interests as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Explorer Pipeline Company	15.0%	13.3%
Yellowstone Pipe Line Company	14.0%	14.0%
West Shore Pipe Line Company	17.1%	17.1%
Wolverine Pipe Line Company	31.5%	31.5%
Bayview Refining Company, LLC	49.0%	49.0%
Permian Express Terminal LLC (formerly known as SunVit Pipeline LLC) (1)	100.0%	50.0%
Bayou Bridge Pipeline LLC	30.0%	30.0%
Bakken Holdings Company LLC ("Bakken HoldCo") (2)	40.0%	40.0%

(1)	Effective November 1, 2016, SunVit Pipeline LLC became a wholly-owned, consolidated subsidiary of the Partnership, and was subsequently renamed Permian Express Terminal LLC in December 2016.

(2)
The investment in Bakken HoldCo provides the Partnership with a 30 percent overall ownership interest in the Bakken pipeline project through its ownership in the subsidiary companies which will operate the pipeline system.

Explorer Pipeline Company
In the third quarter 2016, the Partnership purchased an additional 1.7 percent ownership interest in Explorer from EXPL Pipeline Investment LLC for $17 million, increasing the Partnership's ownership interest to 15.0 percent. Explorer owns a refined products pipeline running from the Gulf Coast of the United States to the Chicago, Illinois area. The investment continues to be accounted for as an equity method investment within the Partnership's Refined Products segment.
Permian Express Terminal
In November 2016, the Partnership acquired an additional 50 percent interest in SunVit from Vitol, which increased the Partnership's overall ownership of SunVit to 100 percent. In December 2016, the Partnership renamed the SunVit pipeline to Permian Express Terminal LLC ("PET"). See Note 3 for additional information on the acquisition from Vitol.
Bayou Bridge Pipeline
In July 2015, the Partnership entered into an agreement with ETP and Phillips 66 to participate in the Bayou Bridge Pipeline project. The Partnership obtained a 30 percent economic interest in the project which is a consolidated subsidiary of ETP. The project consists of a newly constructed pipeline that will deliver crude oil from Nederland, Texas to refinery markets in Louisiana. Commercial operations from Nederland, Texas to Lake Charles, Louisiana commenced in the second quarter 2016, with continued progress on an extension of the pipeline segment to St. James, Louisiana, which is expected commence operations in the fourth quarter 2017. The Partnership is the operator of the pipeline and continues to fund its proportionate share of the cost of the project, which is accounted for as an equity method investment within the Partnership's Crude Oil segment.
Bakken Pipeline
In October 2015, the Partnership finalized its participation in the Bakken pipeline project with ETP and Phillips 66. The Partnership obtained a 30 percent economic interest in the project which is a consolidated subsidiary of ETP. The project consists of existing and newly constructed pipelines that are expected to provide aggregate takeaway capacity of approximately 450 thousand barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminalling hubs in the midwest and Gulf Coast, including the Partnership's Nederland terminal. The ultimate takeaway capacity target for the project is 570 thousand barrels per day. The Partnership expects to reach agreement to become the operator of the pipeline system, which is expected to begin commercial operations in the second quarter 2017.
In exchange for its 30 percent economic interest in the project, the Partnership issued 9.4 million Class B units to ETP, representing limited partner interests in the Partnership, and paid $382 million in cash representing the Partnership's proportionate share of contributions at the time of closing. Since the interest in the project was acquired from a related party, the Partnership's investment was recorded at ETP's historical carrying value. The Partnership's investment in the Bakken Pipeline project is reflected as an equity method investment within the Crude Oil segment. See Note 4 for additional information on the issuance of the Class B units.

In August 2016, ETP, Sunoco Logistics and Phillips 66 established a $2.5 billion credit facility to provide substantially all of the remaining capital necessary to complete the project. Borrowings under the credit facility are secured by all assets of the Bakken entities, as well as the ownership interests maintained by the joint partners. The facility was limited to $1.1 billion in borrowings until attainment of certain closing conditions, which were met in February 2017. At December 31, 2016, $1.1 billion was outstanding under the Bakken credit facility.
The joint partners agreed to provide the Bakken entities with a short-term loan until the full capacity of the $2.5 billion credit facility was available. The loan was made by the partners in proportion to their respective ownership interests. The outstanding balance of the note receivable due to the Partnership by the Bakken entities at December 31, 2016 was $301 million and was repaid in February 2017.
In February 2017, the Partnership and ETP completed the sale of 49 percent of their respective interests in the Bakken Pipeline project for $2.0 billion to MarEn Bakken Company LLC, an entity jointly owned by MPLX LP and Enbridge Energy Partners, L.P. The Partnership received $800 million for its interest. The carrying amount of the Partnership's investment in the Bakken Pipeline project was $639 million at December 31, 2016. As a result of the sale, the Partnership's ownership interest in the Bakken Pipeline project is 15.3 percent.
At December 31, 2016, the Partnership's investments in Explorer Pipeline Company, Yellowstone Pipe Line Company, West Shore Pipe Line Company and Wolverine Pipe Line Company included net excess investment amounts of $135 million. The excess investment is the difference between the investment balances and the Partnership's equity in the net assets of the entities. The Partnership has not provided additional financial support to any of these joint ventures during the 2014 through 2016 periods.
The Partnership had $63 million of undistributed earnings from its investments in joint ventures within equity at December 31, 2016. During the years ended December 31, 2016, 2015 and 2014, the Partnership recorded equity income of $39, $24, and $25 million, respectively, and received dividends of $25, $23, and $14 million, respectively, from its investments in joint ventures.

9. Goodwill and Other Intangible Assets
Goodwill
Goodwill, which represents the excess of the purchase price in a business combination over the fair value of net assets acquired, is tested for impairment annually in the fourth quarter, or more often if events or changes in circumstances indicate that the carrying value of goodwill may exceed its estimated fair value. The Partnership's goodwill balance at December 31, 2016 and 2015 was $1,609 and $1,358 million, respectively. The $251 million increase in the Partnership's goodwill balance resulted from the Partnership's November 2016 acquisition from Vitol (Note 3). There were no goodwill impairments recorded during the 2014 through 2016 period.
In connection with the change in the Partnership's reporting segments in the fourth quarter 2015, goodwill was reassigned to the new reporting segments. The Partnership's legacy Crude Oil Pipelines, Crude Oil Acquisition and Marketing, and Terminal Facilities segments included goodwill of $200, $557, and $601 million, respectively. The goodwill related to the legacy Crude Oil Pipelines and Crude Oil Acquisition and Marketing segments was combined under the Partnership's new segment alignment, while the goodwill related to the legacy Terminal Facilities segment was allocated to the new segments based on a relative fair value basis. Subsequent to the realignment of its reporting segments, the Partnership's Crude Oil, Natural Gas Liquids, and Refined Products segments include goodwill of $912, $357, and $89 million, respectively, at December 31, 2015.
The Partnership will continue to monitor the volatility in the energy markets and the impact it could have on the estimated fair value of its reporting segments. It is possible that continued negative volatility within these markets could change the Partnership's conclusion regarding whether goodwill is impaired.
Identifiable Intangible Assets
The Partnership's identifiable intangible assets are comprised of customer relationships and patented technology associated with the Partnership's butane blending services. The values assigned to these intangible assets are amortized to earnings using a straight-line approach, over a weighted average amortization period of approximately 17 years. Amortization expense related to these intangibles was $54, $52, and $52 million for the years ended December 31, 2016, 2015 and 2014, respectively. The $313 million increase in the Partnership's intangible assets is attributable to customer relationships acquired in connection with its acquisition from Vitol (Note 3).

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

	Weighted Average Amortization Period	December 31,
		2016	2015
	(in years)	(in millions)
Gross
Customer relationships	18	$1,149	$836
Technology	10	47	47
Total gross		1,196	883
Accumulated amortization
Customer relationships		(199)	(149)
Technology		(20)	(16)
Total accumulated amortization		(219)	(165)
Total Net		$977	$718
The Partnership forecasts $69 million of annual amortization expense for each year through the year 2021 for its intangible assets.
Intangible assets attributable to rights-of-way are included in properties, plants and equipment in the Partnership's consolidated balance sheets at December 31, 2016 and 2015 (Note 7).

10. Debt
The components of the Partnership's long-term debt balances are as follows:

	December 31,
	2016	2015
	(in millions)
Credit Facilities
$2.50 billion Credit Facility, due March 2020 (1)	$1,292	$562
$1.0 billion 364-Day Credit Facility, due December 2017 (2)	630	—

Senior Notes
Senior Notes - 6.125%, due May 2016 (3)	—	175
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.40%, due April 2021	600	600
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25%, due April 2024	500	500
Senior Notes - 5.95%, due December 2025	400	400
Senior Notes - 3.90%, due July 2026	550	—
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30%, due April 2044	700	700
Senior Notes - 5.35%, due May 2045	800	800
Unamortized fair value adjustments (4)	84	93
Total debt	7,356	5,630
Less:
Unamortized bond discount and debt issuance costs (5)	(43)	(39)
Long-term debt	$7,313	$5,591

(1)	Includes $50 million of commercial paper outstanding at December 31, 2016. There was no commercial paper outstanding at December 31, 2015.

(2)
The $1.0 billion 364-Day Credit Facility, including its $630 million term loan, is classified as long-term debt at December 31, 2016 as the Partnership has the ability and intent to refinance such borrowings on a long-term basis.

(3)
The 6.125 percent Senior Notes were classified as long-term debt at December 31, 2015 as the Partnership repaid these notes in May 2016 with borrowings under its $2.50 billion Credit Facility, due in 2020.

(4)
Represents fair value adjustments on senior notes resulting from the application of push-down accounting in connection with the acquisition of the Partnership's general partner by ETP on October 5, 2012.

(5)
In the fourth quarter 2015, the Partnership adopted accounting guidance which requires certain debt issuance costs to be reflected as a reduction in the total long-term debt liability for all periods presented. The net long-term debt balance now includes $34 and $32 million of debt issuance costs at December 31, 2016 and 2015, respectively.

The aggregate amount of long-term debt instrument maturities are as follows:

Year Ended December 31,	(in millions)
2017	$630
2018	—
2019	—
2020	1,542
2021	600
Thereafter	4,500
Total	$7,272
Cash payments for interest related to long-term debt instruments, net of capitalized interest (Note 2), were $152, $137, and $64 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Credit Facilities
In March 2015, the Operating Partnership amended and restated its $1.50 billion Credit Facility, which was scheduled to mature in November 2018. The amended and restated credit facility is a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, will continue to fund the Partnership's working capital requirements, finance acquisitions and capital projects, and be used for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. In June 2015, the $2.50 billion Credit Facility was amended to create a segregated tranche of borrowings that will be guaranteed by ETP. The amendment did not modify the outstanding borrowings, total capacity or terms of the facility. In September 2015, the Operating Partnership initiated a commercial paper program under the borrowing limits established by its $2.50 billion Credit Facility. The facility bears interest at LIBOR or the Base Rate, as defined in the facility, each plus an applicable margin. The credit facility may be repaid at any time.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt to consolidated Adjusted EBITDA was 4.4 to 1 at December 31, 2016, as calculated in accordance with the credit agreement.
In December 2016, the Operating Partnership entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility") with a total lending capacity of $1.0 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants. The 364-Day Credit Facility is used to fund the Partnership's working capital requirements and for general partnership purposes. The facility bears interest at LIBOR or the Base Rate, as defined in the facility, each plus an applicable margin. The credit facility may be repaid at any time, and is expected to be terminated and repaid in connection with completion of the Merger.
See Note 8 for additional information on the Bakken Pipeline project-level financing.
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
The net proceeds of $544 and $991 million from the 2016 and 2015 senior notes offerings, respectively, were used to repay outstanding borrowings on the $2.50 billion Credit Facility and for general partnership purposes. The terms and conditions of these senior notes offerings are comparable to those under other outstanding senior notes.
Debt Guarantee
The Partnership currently serves as guarantor of the senior notes and of any obligations under its credit facilities. This guarantee is full and unconditional. See Note 20 for supplemental condensed consolidating financial information.

11. Commitments and Contingent Liabilities
Total rental expense for the years ended December 31, 2016, 2015 and 2014 amounted to $22, $22, and $18 million, respectively. The Partnership, as lessee, has non-cancelable operating leases for office space and equipment for which the aggregate amount of future minimum annual rentals as of December 31, 2016 is as follows:

Year Ended December 31,	(in millions)
2017	$7
2018	4
2019	3
2020	3
2021	—
Thereafter	—
Total	$17
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws and regulations result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At December 31, 2016 and 2015, there were accrued liabilities for environmental remediation in the consolidated balance sheets of $4 and $6 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $10, $8, and $15, million for the years ended December 31, 2016, 2015 and 2014, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at December 31, 2016 and 2015.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At December 31, 2016, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $13 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably to the Partnership. Management does not believe that any liabilities which may arise from such claims and the environmental matters discussed above would be material in relation to the Partnership's results of operations, financial position or cash flows at December 31, 2016. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results of operations or cash flows.
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
Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at December 31, 2016. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at December 31, 2016.

12. Equity
The Partnership maintains an at-the-market equity offering program which allows the Partnership to issue common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment-grade credit ratings. For the years ended December 31, 2016 and 2015, the Partnership issued 29.1 and 26.8 million common units under this program, for proceeds of $744 and $890 million, net of $8 and $10 million in fees and commissions to managers, respectively.
In September and October 2016, a total of 24.2 million common units were issued for total proceeds of $652 million in connection with a public offering and related option exercise. The proceeds from this offering were used to partially fund the acquisition from Vitol.
In March and April 2015, a total of 15.5 million common units were issued in connection with a public offering and related option exercise. Total proceeds of $648 million were used to repay outstanding borrowings under the Partnership's $2.50 billion Credit Facility and for general partnership purposes.
Formation of Permian Express Partners
In February 2017, the Partnership formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil. The Partnership contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. The Partnership's ownership percentage, upon formation, is approximately 85 percent. Upon commencement of operations on the Bakken pipeline, the Partnership will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. The Partnership maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP will be reflected as a consolidated subsidiary of the Partnership with its operating results included in the Crude Oil segment. ExxonMobil's interest will be reflected as a noncontrolling interest in the Partnership's consolidated balance sheets.

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
The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units at December 31, 2016:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders
Minimum Quarterly Distribution	$0.0750	1%		99%
First Target Distribution	up to $0.0833	1%		99%
Second Target Distribution	above $0.0833 up to $0.0958	14%	(1)	86%
Third Target Distribution	above $0.0958 up to $0.2638	36%	(1)	64%
Thereafter	above $0.2638	49%	(1)	51%

(1)	Includes general partner interest.

Distributions paid by the Partnership on its common units for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Annualized Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
			(in millions)	(in millions)
November 14, 2016	$0.5100	$2.0400	$164	$102
August 12, 2016	$0.5000	$2.0000	$149	$98
May 13, 2016	$0.4890	$1.9560	$140	$92
February 12, 2016	$0.4790	$1.9160	$131	$85
November 13, 2015	$0.4580	$1.8320	$119	$76
August 14, 2015	$0.4380	$1.7520	$111	$69
May 15, 2015	$0.4190	$1.6760	$103	$62
February 13, 2015	$0.4000	$1.6000	$92	$54
November 14, 2014	$0.3825	$1.5300	$84	$49
August 14, 2014	$0.3650	$1.4600	$77	$43
May 15, 2014	$0.3475	$1.3900	$72	$39
February 14, 2014	$0.3312	$1.3248	$69	$35
In connection with the acquisition from Vitol, the Partnership's general partner executed an amendment to the Partnership's Third Amended and Restated Agreement of Limited Partnership in September 2016, which provides for a reduction to the incentive distributions the general partner receives from the Partnership. The reductions will total $60 million over a two-year period, recognized ratably over eight quarters, and began with the third quarter 2016 cash distribution.
On January 26, 2017, the Partnership declared a cash distribution of $0.52 per unit ($2.08 per unit, annualized) on its outstanding common units, representing the distribution for the quarter ended December 31, 2016. The $272 million distribution, including $105 million to the general partner, was paid on February 14, 2017 to unitholders of record at the close of business on February 7, 2017.

14. Management Incentive Plan
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
The Restated LTIP benefits eligible employees and directors of the general partner and its affiliates who perform services for the Partnership. The Restated LTIP is administered by the independent directors of the Compensation Committee of the general partner's board of directors with respect to employee awards, and by the general partner's board of directors with respect to awards granted to the independent directors. At December 31, 2016, there were 8.6 million plan awards available for future grants under the Restated LTIP.
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
The following table summarizes information regarding restricted unit award activity for the periods presented:

	Number of Units	Weighted Average Grant Date Fair Value
Granted, non-vested and outstanding, December 31, 2013	1,279,162	$26.19
Granted	719,009	$41.59
Performance factor adjustment (1)	229,828	$17.52
Vested	(693,326)	$20.26
Cancelled/forfeited	(72,872)	$30.10
Granted, non-vested and outstanding, December 31, 2014	1,461,801	$35.01
Granted	1,412,257	$29.54
Vested	(245,563)	$22.08
Cancelled/forfeited	(90,776)	$36.83
Granted, non-vested and outstanding, December 31, 2015	2,537,719	$33.16
Granted	1,300,255	$23.21
Vested	(526,014)	$34.19
Cancelled/forfeited	(98,440)	$33.72
Granted, non-vested and outstanding, December 31, 2016	3,213,520	$28.57

(1)
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

The total fair value of restricted unit awards vested for the years ended December 31, 2016, 2015 and 2014, was $12, $8, and $30 million, respectively, based on the market price of the Partnership's common units as of the vesting date. As of December 31, 2016, estimated compensation cost related to non-vested awards not yet recognized was $57 million, and the weighted average period over which this cost is expected to be recognized in expense is 3.0 years. The fair value of the Partnership's time-vested awards is based on the grant date market price of the Partnership's common units.
The Partnership recognizes compensation expense on a straight-line basis over the requisite service period, and estimates forfeitures over the requisite service period when recognizing compensation expense.
Based on the unit grants and performance factor adjustments outlined in the table above, the Partnership recognized unit-based compensation expense related to the awards granted within operating expenses and selling, general and administrative expenses in the consolidated statements of comprehensive income of $23, $17, and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively. The tandem DERs associated with the restricted unit grants are recognized as a reduction of equity when earned.

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
The physical contracts related to the Partnership's commodity purchase and sale activities that qualify as derivatives have been designated as normal purchases and sales and are accounted for using accrual accounting under United States' generally accepted accounting principles. The Partnership accounts for derivatives that do not qualify as normal purchases or sales at fair value. The Partnership currently does not utilize derivative instruments to manage its exposure to prices related to crude oil sale activities. All derivative balances are presented on a gross basis.
Pursuant to the Partnership's approved risk management policy, derivative contracts, such as swaps, futures and other derivative instruments, may be used to hedge or reduce exposure to price risk associated with acquired inventory or forecasted physical transactions. The Partnership utilizes derivative instruments to mitigate the risk associated with market movements in the price of crude oil, NGLs, refined products, and other commodities as necessary. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing the Partnership to transfer this price risk to counterparties who are able and willing to bear it. The Partnership has no derivative contracts designated as hedges for accounting purposes. Therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the consolidated statement of comprehensive income in the period in which they occur. All realized gains and losses associated with the Partnership's derivative contracts are recorded in earnings in the same line item associated with the forecasted transaction (either sales and other operating revenue, cost of products sold or operating expenses).
The Partnership had open derivative positions on 9.2 million barrels of crude oil, NGLs and refined products at December 31, 2016 and 2015. The derivatives outstanding at December 31, 2016 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2), of which positions at December 31, 2016 and 2015 were primarily categorized at level 2. As of December 31, 2016 and 2015, the fair values of the Partnership's derivative assets and liabilities were:

	December 31,
	2016	2015
	(in millions)
Derivative assets	$19	$30
Derivative liabilities	(46)	(18)
	$(27)	$12
Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the consolidated balance sheets.

The following table sets forth the impact of derivatives on the Partnership's results of operations for the periods presented:

	Location of Gains (Losses) Recognized in Earnings	Gains (Losses) Recognized in Earnings
		(in millions)
Year Ended December 31, 2016
Derivatives not designated as hedging instruments:
Commodity contracts	Sales and other operating revenue	$(65)
Commodity contracts	Cost of products sold	6
		$(59)
Year Ended December 31, 2015
Derivatives not designated as hedging instruments:
Commodity contracts	Sales and other operating revenue	$47
Commodity contracts	Cost of products sold	(26)
Commodity contracts	Operating expenses	(1)
		$20
Year Ended December 31, 2014
Derivatives not designated as hedging instruments:
Commodity contracts	Sales and other operating revenue	$81
Commodity contracts	Cost of products sold	(20)
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
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate financial instruments. At December 31, 2016, the Partnership had $1.9 billion of consolidated variable-rate borrowings under its credit facilities, including $50 million of commercial paper products and the $630 million term loan.

16. Fair Value Measurements
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices. The estimated fair value of the Partnership's senior notes is determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at December 31, 2016 was $5.4 billion, compared to the carrying amount of $5.4 billion. The estimated aggregate fair value of the senior notes at December 31, 2015 was $4.2 billion, compared to the carrying amount of $5.1 billion.
For further information regarding the Partnership's fair value measurements, see Notes 2, 3, 12 and 15.

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
In 2016, approximately 12 percent of the Partnership's total revenues, respectively, were derived from one investment-grade customer with crude oil sales and other revenues comprising greater than 10 percent of total revenues. In 2015, approximately 23 percent of the Partnership's total revenues were derived from two investment-grade customers with crude oil sales and other revenues. While this concentration has the ability to negatively impact revenues going forward, management does not anticipate a material adverse effect in the Partnership's financial position, results of operations or cash flows as the absolute price levels for crude oil normally do not bear a relationship to gross profit. In addition, these customers are subject to netting arrangements which allow the Partnership to offset payable activities and mitigate credit exposure.

18. Business Segment Information
The Partnership operates in 37 states throughout the United States and in three principal business segments.
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

•
The Crude Oil segment provides transportation, terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeastern United States. Included within the segment is approximately 6,100 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States and equity ownership interests in two crude oil pipelines. Our crude oil terminalling services operate with an aggregate storage capacity of approximately 33 million barrels, including approximately 26 million barrels at our Gulf Coast terminal in Nederland, Texas, approximately 2 million barrels at our Midland, Texas terminal and approximately 3 million barrels at our Fort Mifflin terminal complex in Pennsylvania. Our crude oil acquisition and marketing activities utilize our pipeline and terminal assets, our proprietary fleet of crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the mid-continent United States.

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

•
The Refined Products segment provides transportation and terminalling services, utilizing approximately 1,800 miles of refined products pipelines and approximately 40 active refined products marketing terminals. Our marketing terminals are located primarily in the northeast, midwest and southwest United States, with approximately 8 million barrels of refined products storage capacity. The Refined Products segment includes our Eagle Point facility in New Jersey, which has approximately 6 million barrels of refined products storage capacity. The segment also includes our equity ownership interests in four refined products pipeline companies. The segment also performs terminalling activities at our Marcus Hook Industrial Complex. The Refined Products segment utilizes our integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions of the United States.

The following table sets forth consolidated statement of comprehensive income information concerning the Partnership's business segments and reconciles total segment Adjusted EBITDA to net income attributable to SXL for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Sales and other operating revenue (1)
Crude Oil	$7,496	$8,956	$16,899
Natural Gas Liquids	875	1,165	959
Refined Products	780	365	230
Total sales and other operating revenue	$9,151	$10,486	$18,088
Depreciation and amortization
Crude Oil	$242	$216	$191
Natural Gas Liquids	105	76	30
Refined Products	99	90	75
Total depreciation and amortization	$446	$382	$296
Impairment charge and other matters (2)
Crude Oil	$(148)	$150	$231
Natural Gas Liquids	(20)	10	27
Refined Products	(2)	2	—
Total impairment charge and other matters	$(170)	$162	$258
Capital expenditures (3)
Crude Oil	$547	$1,377	$801
Natural Gas Liquids	1,258	1,111	1,210
Refined Products	91	197	534
Corporate	16	24	14
Total capital expenditures	$1,912	$2,709	$2,559
Adjusted EBITDA
Crude Oil	$687	$656	$669
Natural Gas Liquids	317	333	203
Refined Products	229	164	99
Total Adjusted EBITDA	1,233	1,153	971
Interest expense, net	(157)	(134)	(67)
Depreciation and amortization expense	(446)	(382)	(296)
Impairment charge and other matters	170	(162)	(258)
Provision for income taxes	(27)	(21)	(25)
Non-cash compensation expense	(23)	(17)	(16)
Unrealized gains (losses) on commodity risk management activities	(39)	(4)	17
Amortization of excess equity method investment	(2)	(2)	(2)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(41)	(34)	(24)
Gain on investment in affiliate	41	—	—
Net Income (4)	709	397	300
Net income attributable to noncontrolling interests	3	3	9
Net income attributable to redeemable noncontrolling interests	1	1	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$705	$393	$291

(1)	Sales and other operating revenue for the periods presented includes the following amounts from ETP and its affiliates:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Crude Oil	$24	$193	$866
Natural Gas Liquids	175	204	134
Refined Products	237	118	70
Total sales and other operating revenue	$436	$515	$1,070
Total sales and other operating revenue exclude $483, $404, and $309 million attributable to intrasegment activity for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Represents non-cash adjustments on the Partnership's crude oil, NGLs and refined products inventories.

(3)	Total capital expenditures exclude acquisitions and investments in equity ownership interests of $796, $131, and $448 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Net income includes $39, $24, and $25 million for the years ended December 31, 2016, 2015 and 2014, respectively, of equity income attributable to the equity ownership interest.
The following table provides consolidated balance sheet information concerning the Partnership's business segments as of December 31, 2016, 2015 and 2014, respectively:

	Crude Oil	Natural Gas Liquids	Refined Products	Total
	(in millions)
As of December 31, 2016
Investment in affiliates	$745	$—	$207	$952
Goodwill	$1,163	$357	$89	$1,609
Identifiable assets (1)	$10,939	$4,937	$2,795	$18,849
As of December 31, 2015
Investment in affiliates	$623	$—	$179	$802
Goodwill	$912	$357	$89	$1,358
Identifiable assets (2)	$8,802	$3,764	$2,747	$15,489
As of December 31, 2014
Investment in affiliates	$53	$—	$173	$226
Goodwill	$912	$357	$89	$1,358
Identifiable assets (3)	$8,579	$2,401	$2,458	$13,618

(1)	Total identifiable assets include the Partnership's unallocated $15 million cash and cash equivalents, $153 million of properties, plants and equipment, net, and $10 million of other assets.

(2)	Total identifiable assets include the Partnership's unallocated $36 million cash and cash equivalents, $133 million of properties, plants and equipment, net, and $7 million of other assets.

(3)	Total identifiable assets include the Partnership's unallocated $47 million cash and cash equivalents, $124 million of properties, plants and equipment, net, and $9 million of other assets.

19. Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in millions, except per unit amounts)
2016
Sales and other operating revenue:
Unaffiliated customers	$1,668	$2,174	$2,085	$2,788
Affiliates	$109	$94	$104	$129
Gross profit (1)	$341	$244	$293	$323
Impairment charge and other matters	$26	$(132)	$(37)	$(27)
Operating income	$183	$239	$191	$202
Net Income	$146	$202	$155	$206
Net income attributable to noncontrolling interests	(1)	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	(1)
Net Income Attributable to Sunoco Logistics Partners L.P.	$145	$202	$154	$204
Less: General Partner's interest	(90)	(98)	(101)	(104)
Limited Partners' interest	$55	$104	$53	$100
Net Income (Loss) attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—basic	$0.18	$0.34	$0.16	$0.29
Net Income (Loss) attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—diluted	$0.18	$0.34	$0.16	$0.29

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in millions, except per unit amounts)
2015
Sales and other operating revenue:
Unaffiliated customers	$2,453	$2,996	$2,317	$2,205
Affiliates	$119	$206	$90	$100
Gross profit (1)	$214	$326	$325	$312
Impairment charge and other matters	$41	$(100)	$103	$118
Operating income	$66	$307	$94	$63
Net Income	$37	$277	$57	$26
Net income attributable to noncontrolling interests	(1)	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	(1)	—	—
Net Income Attributable to Sunoco Logistics Partners L.P.	$36	$276	$56	$25
Less: General Partner's interest	(60)	(71)	(74)	(83)
Limited Partners' interest	$(24)	$205	$(18)	$(58)
Net Income (Loss) attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—basic	$(0.10)	$0.83	$(0.07)	$(0.21)
Net Income (Loss) attributable to Sunoco Logistics Partners L.P. per Limited Partner unit—diluted	$(0.10)	$0.83	$(0.07)	$(0.21)

(1)	Gross profit equals sales and other operating revenue less cost of products sold and operating expenses.

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

Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2016
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$8,715	$—	$8,715
Affiliates	—	—	436	—	436
Total Revenues	—	—	9,151	—	9,151
Costs and Expenses
Cost of products sold	—	—	7,828	—	7,828
Operating expenses	—	—	122	—	122
Selling, general and administrative expenses	—	1	109	—	110
Depreciation and amortization expense	—	—	446	—	446
Impairment charge and other matters	—	—	(170)	—	(170)
Total Costs and Expenses	—	1	8,335	—	8,336
Operating Income (Loss)	—	(1)	816	—	815
Net interest income (cost) to affiliates	—	7	(5)	—	2
Other interest cost and debt expense, net	—	(275)	5	—	(270)
Capitalized interest	—	111	—	—	111
Gain on investment in affiliate	—	—	41	—	41
Other income	—	—	37	—	37
Equity in earnings of subsidiaries	705	863	—	(1,568)	—
Income (Loss) Before Provision for Income Taxes	705	705	894	(1,568)	736
Provision for income taxes	—	—	(27)	—	(27)
Net Income (Loss)	705	705	867	(1,568)	709
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$705	$705	$863	$(1,568)	$705

Net Income (Loss)	$705	$705	$867	$(1,568)	$709
Comprehensive Income (Loss)	705	705	867	(1,568)	709
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$705	$705	$863	$(1,568)	$705

Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2015
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$9,971	$—	$9,971
Affiliates	—	—	515	—	515
Total Revenues	—	—	10,486	—	10,486
Costs and Expenses
Cost of products sold	—	—	9,145	—	9,145
Operating expenses	—	—	164	—	164
Selling, general and administrative expenses	—	1	102	—	103
Depreciation and amortization expense	—	—	382	—	382
Impairment charge and other matters	—	—	162	—	162
Total Costs and Expenses	—	1	9,955	—	9,956
Operating Income (Loss)	—	(1)	531	—	530
Other interest cost and debt expense, net	—	(209)	(1)	—	(210)
Capitalized interest	—	76	—	—	76
Other income	—	—	22	—	22
Equity in earnings of subsidiaries	393	526	—	(919)	—
Income (Loss) Before Provision for Income Taxes	393	392	552	(919)	418
Provision for income taxes	—	—	(21)	—	(21)
Net Income (Loss)	393	392	531	(919)	397
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$393	$392	$527	$(919)	$393

Net Income (Loss)	$393	$392	$531	$(919)	$397
Adjustment to affiliate's pension funded status	—	—	(1)	—	(1)
Other Comprehensive Income (Loss)	—	—	(1)	—	(1)
Comprehensive Income (Loss)	393	392	530	(919)	396
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$393	$392	$526	$(919)	$392

Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2014
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$17,018	$—	$17,018
Affiliates	—	—	1,070	—	1,070
Total Revenues	—	—	18,088	—	18,088
Costs and Expenses
Cost of products sold	—	—	16,877	—	16,877
Operating expenses	—	—	172	—	172
Selling, general and administrative expenses	—	—	118	—	118
Depreciation and amortization expense	—	—	296	—	296
Impairment charge and other matters	—	—	258	—	258
Total Costs and Expenses	—	—	17,721	—	17,721
Operating Income	—	—	367	—	367
Net interest income (cost) to affiliates	—	5	(4)	—	1
Other interest cost and debt expense, net	—	(146)	—	—	(146)
Capitalized interest	—	78	—	—	78
Other income	—	—	25	—	25
Equity in earnings of subsidiaries	291	354	—	(645)	—
Income (Loss) Before Provision for Income Taxes	291	291	388	(645)	325
Provision for income taxes	—	—	(25)	—	(25)
Net Income (Loss)	291	291	363	(645)	300
Net income attributable to noncontrolling interests	—	—	(9)	—	(9)
Net Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$291	$291	$354	$(645)	$291

Net Income (Loss)	$291	$291	$363	$(645)	$300
Adjustment to affiliate's pension funded status	—	—	1	—	1
Other Comprehensive Income (Loss)	—	—	1	—	1
Comprehensive Income (Loss)	291	291	364	(645)	301
Less: Comprehensive income attributable to noncontrolling interests	—	—	(9)	—	(9)
Comprehensive Income (Loss) Attributable to Sunoco Logistics Partners L.P.	$291	$291	$355	$(645)	$292

Consolidating Balance Sheet
December 31, 2016
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$41	$—	$—	$41
Accounts receivable, net	—	—	1,555	—	1,555
Accounts receivable, affiliated companies	—	—	44	—	44
Inventories	—	—	934	—	934
Note receivable, affiliated companies	—	—	301	—	301
Other current assets	—	2	29	—	31
Total Current Assets	—	43	2,863	—	2,906
Properties, plants and equipment, net	—	—	12,324	—	12,324
Investment in affiliates	7,199	10,664	952	(17,863)	952
Goodwill	—	—	1,609	—	1,609
Intangible assets, net	—	—	977	—	977
Other assets	—	5	76	—	81
Total Assets	$7,199	$10,712	$18,801	$(17,863)	$18,849
Liabilities and Equity
Accounts payable	$—	$—	$1,750	$—	$1,750
Accounts payable, affiliated companies	—	4	59	—	63
Accrued liabilities	—	49	238	—	287
Accrued taxes payable	—	—	38	—	38
Intercompany	(1,761)	(3,853)	5,614	—	—
Total Current Liabilities	(1,761)	(3,800)	7,699	—	2,138
Long-term debt	—	7,313	—	—	7,313
Other deferred credits and liabilities	—	—	133	—	133
Deferred income taxes	—	—	257	—	257
Total Liabilities	(1,761)	3,513	8,089	—	9,841
Redeemable noncontrolling interests	—	—	15	—	15
Redeemable Limited Partners' interests	300	—	—	—	300
Equity
Sunoco Logistics Partners L.P. equity	8,660	7,199	10,664	(17,863)	8,660
Noncontrolling interests	—	—	33	—	33
Total Equity	8,660	7,199	10,697	(17,863)	8,693
Total Liabilities and Equity	$7,199	$10,712	$18,801	$(17,863)	$18,849

Consolidating Balance Sheet
December 31, 2015
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$37	$—	$—	$37
Accounts receivable, net	—	—	1,165	—	1,165
Accounts receivable, affiliated companies	—	3	17	—	20
Inventories	—	—	607	—	607
Other current assets	—	—	19	—	19
Total Current Assets	—	40	1,808	—	1,848
Properties, plants and equipment, net	—	—	10,692	—	10,692
Investment in affiliates	6,488	9,692	802	(16,180)	802
Goodwill	—	—	1,358	—	1,358
Intangible assets, net	—	—	718	—	718
Other assets	—	6	65	—	71
Total Assets	$6,488	$9,738	$15,443	$(16,180)	$15,489
Liabilities and Equity
Accounts payable	$—	$1	$1,250	$—	$1,251
Accounts payable, affiliated companies	—	—	39	—	39
Accrued liabilities	1	66	262	—	329
Accrued taxes payable	—	—	44	—	44
Intercompany	(1,320)	(2,408)	3,728	—	—
Total Current Liabilities	(1,319)	(2,341)	5,323	—	1,663
Long-term debt	—	5,591	—	—	5,591
Other deferred credits and liabilities	—	—	125	—	125
Deferred income taxes	—	—	254	—	254
Total Liabilities	(1,319)	3,250	5,702	—	7,633
Redeemable noncontrolling interests	—	—	15	—	15
Redeemable Limited Partners' interests	286	—	—	—	286
Equity
Sunoco Logistics Partners L.P. equity	7,521	6,488	9,692	(16,180)	7,521
Noncontrolling interests	—	—	34	—	34
Total Equity	7,521	6,488	9,726	(16,180)	7,555
Total Liabilities and Equity	$6,488	$9,738	$15,443	$(16,180)	$15,489

Consolidating Statement of Cash Flows
Year Ended December 31, 2016
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$704	$676	$1,076	$(1,568)	$888
Cash Flows from Investing Activities:
Capital expenditures	—	—	(1,949)	—	(1,949)
Acquisitions	—		(786)	—	(786)
Change in note receivable, affiliated companies	—	—	(301)	—	(301)
Change in long-term note receivable	—	—	(2)	—	(2)
Intercompany	(1,126)	(2,401)	1,959	1,568	—
Net cash provided by (used in) investing activities	(1,126)	(2,401)	(1,079)	1,568	(3,038)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(961)	—	—	—	(961)
Distributions paid to noncontrolling interests	(5)	—	—	—	(5)
Net proceeds from issuance of limited partner units	1,388	—	—	—	1,388
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(4)	—	(4)
Repayments under credit facilities	—	(5,840)	—	—	(5,840)
Borrowings under credit facilities	—	7,200	—	—	7,200
Net proceeds from issuance of long-term debt	—	544	—	—	544
Repayments of senior notes	—	(175)	—	—	(175)
Contributions attributable to acquisition from affiliate	—	—	7	—	7
Net cash provided by financing activities	422	1,729	3	—	2,154
Net change in cash and cash equivalents	—	4	—	—	4
Cash and cash equivalents at beginning of period	—	37	—	—	37
Cash and cash equivalents at end of period	$—	$41	$—	$—	$41

Consolidating Statement of Cash Flows
Year Ended December 31, 2015
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$393	$388	$736	$(919)	$598
Cash Flows from Investing Activities:
Capital expenditures	—	—	(2,706)	—	(2,706)
Acquisitions	—		(131)	—	(131)
Change in long-term note receivable	—	—	(17)	—	(17)
Intercompany	(1,223)	(1,814)	2,118	919	—
Net cash provided by (used in) investing activities	(1,223)	(1,814)	(736)	919	(2,854)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(686)	—	—	—	(686)
Distributions paid to noncontrolling interests	(3)	—	—	—	(3)
Net proceeds from issuance of limited partner units	1,519				1,519
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(11)	—	(11)
Repayments under credit facilities	—	(3,662)	—	—	(3,662)
Borrowings under credit facilities	—	4,039	—	—	4,039
Net proceeds from issuance of long-term debt	—	991	—	—	991
Contributions attributable to acquisition from affiliate	—	—	11	—	11
Other	—	(6)	—	—	(6)
Net cash provided by financing activities	830	1,362	—	—	2,192
Net change in cash and cash equivalents	—	(64)	—	—	(64)
Cash and cash equivalents at beginning of period	—	101	—	—	101
Cash and cash equivalents at end of period	$—	$37	$—	$—	$37

Consolidating Statement of Cash Flows
Year Ended December 31, 2014
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$290	$271	$649	$(644)	$566
Cash Flows from Investing Activities:
Capital expenditures	—	—	(2,416)	—	(2,416)
Acquisitions	—	—	(433)	—	(433)
Change in long-term note receivable	—	—	(17)	—	(17)
Intercompany	(876)	(2,012)	2,244	644	—
Net cash provided by (used in) investing activities	(876)	(2,012)	(622)	644	(2,866)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(468)	—	—	—	(468)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Contributions from general partner	2	—	—	—	2
Net proceeds from issuance of limited partner units	839	—	—	—	839
Payments of statutory withholding on net issuance of limited partner units under LTIP	—	—	(9)	—	(9)
Repayments under credit facilities	—	(2,845)	—	—	(2,845)
Borrowings under credit facilities	—	2,795	—	—	2,795
Net proceeds from issuance of long-term debt	—	1,976	—	—	1,976
Repayment of senior notes	—	(175)	—	—	(175)
Advances to affiliated companies, net	217	79	(57)	—	239
Contributions attributable to acquisition from affiliate	—	—	12	—	12
Net cash provided by (used in) financing activities	586	1,830	(54)	—	2,362
Net change in cash and cash equivalents	—	89	(27)	—	62
Cash and cash equivalents at beginning of period	—	12	27	—	39
Cash and cash equivalents at end of period	$—	$101	$—	$—	$101

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of December 31, 2016, the Partnership carried out an evaluation, under the supervision and with the participation of management of the general partner (including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the general partner's President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the Partnership's disclosure controls and procedures were effective.
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
No change in the Partnership's internal control over financial reporting has occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or that is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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
As the sole members of our general partner, ETP and ETE Holdings are entitled under the limited liability company agreement of Sunoco Partners LLC to appoint all of the directors of our general partner. Our general partner's limited liability company agreement provides that our general partner's Board of Directors (the "Board") shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2016, the Board consisted of six persons, three of whom qualify as "independent" under the listing standards of the New York Stock Exchange ("NYSE") and our governance guidelines. The directors who qualify as "independent" under the NYSE's listing standards and our governance guidelines are Steven R. Anderson, Scott A. Angelle and Basil Leon Bray. Prior to his resignation on December 31, 2016, James R. ("Rick") Perry served on the Board and qualified as "independent" under the NYSE's listing standards and our governance guidelines.
As a limited partnership, we are not required by the rules of the NYSE to seek unitholder approval for the election of any of our directors. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees. We believe, however, that ETP and ETE Holdings have appointed as directors individuals with experience, skills and qualifications relevant to our business, such as experience in energy or related industries, experience with financial markets, expertise in crude oil, natural gas liquids and refined products operations or finance, and a history of service in senior leadership positions.
The Board held six (four regular and two special) meetings during 2016. The Board has established standing committees to consider designated matters. The standing committees of the Board are: the Audit Committee, the Compensation Committee and the Conflicts Committee. The listing standards of the NYSE do not require boards of directors of publicly-traded master limited partnerships to be composed of a majority of independent directors nor are they required to have a standing nominating or compensation committee. Notwithstanding, the Board has elected to have a standing compensation committee. The Board has adopted governance guidelines for the Board and charters for each of the Audit, Compensation, and Conflicts Committees.
Audit Committee
The Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Board appoints persons who are independent under the NYSE's standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee member Basil Leon Bray qualified as an audit committee financial expert during 2016. A description of the qualifications of Mr. Bray may be found elsewhere in this Item 10 under "Directors and Executive Officers of Sunoco Partners LLC (our General Partner)."
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
The current members of the Audit Committee are: Basil Leon Bray (Chairman), Steven R. Anderson and Scott A. Angelle. The Audit Committee met four times during 2016. In conjunction with its regular meetings, the Audit Committee also meets in executive session without members of management present. Mr. Bray, as Chairman of the Audit Committee, leads these executive session meetings, the purpose of which is to promote open and candid discussion among the independent directors.
Compensation Committee
The Compensation Committee establishes standards and makes recommendations concerning the compensation of the officers and directors of our general partner. In addition, the Compensation Committee determines and establishes the standards for any awards to the employees and officers of our general partner under the equity compensation plans, including the requirements pertaining to the vesting of any such awards. The current members of the Compensation Committee are: Scott A. Angelle (Chairman), Marshall S. ("Mackie") McCrea, III, Steven R. Anderson, Basil Leon Bray and Michael J. Hennigan. Prior to his resignation on December 31, 2016, James R. ("Rick") Perry was also a member of the Compensation Committee. Since Mr. McCrea is Group Chief Operating Officer and Chief Commercial Officer of LE GP, LLC (hereinafter referred to as "ETE's general partner"), the general partner of Energy Transfer Equity, L.P. ("ETE"), and Mr. Hennigan is also an officer of our general partner, they each recuse themselves from Compensation Committee decisions relating to equity compensation awards (including awards under the Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated (the "LTIP")) to executive officers of the general partner. Messrs. McCrea and Hennigan also recuse themselves from Compensation Committee decisions relating to their own compensation or equity compensation awards, as applicable. The Compensation Committee met two times during 2016.
Conflicts Committee
Our partnership agreement provides that the Board may, from time to time, appoint members of the Board to serve on the Conflicts Committee with the authority to review specific matters for which the Board believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by our general partner is fair and reasonable to us and our unitholders. As a policy matter, the Conflicts Committee generally reviews any proposed related-party transaction that may be material to us to determine if the transaction presents a conflict of interest between ETP and/or its affiliates and us and determines whether the resolution or transaction is fair and reasonable to us. Pursuant to the terms of our partnership agreement, any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us and not a breach by the general partner or the Board of any duties they may owe to the members of our general partner or our unitholders. The members of the Conflicts Committee consist of certain directors of our general partner who are not also executive officers of our general partner or its affiliates. The current members of the Conflicts Committee are: Steven R. Anderson (Chairman), Scott A. Angelle and Basil Leon Bray. The Conflicts Committee met nineteen times during 2016.
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
Communications addressed to the Board generally will be forwarded either to the appropriate committee chairperson or to all directors. Certain concerns communicated to the Board also may be referred to the general partner's internal auditor or its General Counsel, in accordance with the general partner's regular procedures for addressing such concerns. The chairman of the general partner's Audit Committee, or the chairman of the Board, may direct that certain concerns be presented to the Audit Committee, or to the full Board, or that such concerns otherwise receive special treatment, including retention of external counsel or other advisors. No material actions were taken by the Board because of communications from unitholders or others received during 2016.
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

Name	Age	Position with the General Partner
Marshall S. ("Mackie") McCrea, III	57	Chairman of the Board
Michael J. Hennigan	57	Director, President and Chief Executive Officer
Steven R. Anderson	67	Director
Scott A. Angelle	55	Director
Basil Leon Bray	72	Director
Thomas P. Mason	60	Director
Kurt A. Lauterbach	61	Senior Vice President, Lease Acquisition and Marketing
David R. Chalson	65	Senior Vice President, Operations
Michael W. Slough	60	Senior Vice President, Engineering, Construction & Procurement
Kathleen Shea-Ballay	51	Senior Vice President, General Counsel and Secretary
Peter J. Gvazdauskas	38	Chief Financial Officer and Treasurer
Michael D. Galtman	42	Controller and Chief Accounting Officer
Set forth below is biographical information regarding the foregoing officers and directors of our general partner:
Mr. McCrea was elected as Chairman of the Board in October 2012. In addition to serving as Chairman of the Board, he serves as a director of ETE's general partner and as a director of Energy Transfer Partners, L.L.C. (hereinafter referred to as "ETP's general partner"), the general partner of ETP's general partner, both since 2009. He is the Group Chief Operating Officer and Chief Commercial Officer of ETE's general partner, and has served in those capacities since November 2015. Prior to that, he served as President and Chief Operating Officer of ETP's general partner from June 2008 to November 2015 and as President - Midstream of ETP's general partner from March 2007 to June 2008. Previously he served as the Senior Vice President - Commercial Development since the combination of the operations of La Grange Acquisition, L.P., which does business under the name of Energy Transfer Company ("ETC OLP"), and Heritage Operating, L.P. ("HOLP") in January 2004. In March 2005, Mr. McCrea was named president of ETC OLP. Prior to the combination of the operations of ETC OLP and HOLP, Mr. McCrea served as Senior Vice President - Business Development and Producer Services of the general partner of ETC OLP and ET Company I, Ltd., having served in that capacity since 1997. Mr. McCrea has extensive project development and operational experience, and is able to assist the Board in creating and executing the Partnership's strategic plan.

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
Mr. Lauterbach was elected Senior Vice President, Lease Acquisition and Marketing in January 2013. Prior to that, he was Vice President, Lease Acquisition and Marketing from October 2010 to January 2013. Mr. Lauterbach also served as Manager of Marketing and Trading-Lease Acquisition from June 2008 to October 2010.
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. The SEC regulations also require that copies of these Section 16(a) reports be furnished to us by such reporting persons. Based upon a review of copies of these reports, we believe all applicable Section 16(a) reports were timely filed in 2016, except as set forth below:

•	late filing of a Form 4 for Mr. Bray; and

•	late filing of a Form 4 for Mr. Lauterbach.

ITEM 11.	EXECUTIVE COMPENSATION
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

COMPENSATION DISCUSSION AND ANALYSIS
Named Executive Officers
This Compensation Discussion and Analysis ("CD&A") is focused on the total compensation of the named executive officers of our general partner as set forth below. The CD&A is required to disclose compensation information for individuals that are deemed to be our Named Executive Officers ("NEOs") for the 2016 year. In accordance with the SEC's compensation disclosure rules, the identity of an NEO is determined on December 31 of the year to which the disclosures relate, despite any changes to executive roles that may occur following the end of the applicable calendar year. During 2016, the following individuals were employees of our general partner and rendered their services solely to us.
Throughout the CD&A discussion, the following individuals are referred to as the Named Executive Officers ("NEOs") and are included in the Summary Compensation Table:
Michael J. Hennigan - President and Chief Executive Officer
Peter J. Gvazdauskas - Chief Financial Officer and Treasurer
David R. Chalson - Senior Vice President, Operations
Kurt A. Lauterbach - Senior Vice President, Lease Acquisition and Marketing
Kathleen Shea-Ballay - Senior Vice President, General Counsel and Secretary
Compensation Philosophy and Objectives
Our compensation philosophy and objectives are substantially consistent with those set by ETE and ETP and are based on the premise that a significant portion of each executive's total compensation should be incentive-based or "at-risk" compensation. We also share ETP's philosophy that executives' total compensation levels should be highly competitive in the marketplace for executive talent and abilities. Our general partner, in accordance with guidance established by ETP, seeks a total compensation program that provides the NEOs with a slightly below the median market annual base compensation rate (i.e., approximately the 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market. Our general partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership's financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the Partnership and the achievement of the annual financial performance objectives, and (ii) the annual grant of time-based restricted unit awards under the LTIP, which awards are intended to provide a long-term incentive and retentive value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders.
During 2016, the compensation for our executive officers, including our NEOs, was determined by our general partner's Compensation Committee. Our compensation program is structured to provide the following benefits:

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

Compensation Methodology
Our general partner's Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual bonuses and long-term incentive compensation for our executive officers. The Compensation Committee also considers individual performance, levels of responsibility, skills and experience. For our 2016 compensation packages, our compensation methodology for the NEOs was substantially similar to that of ETP.
Periodically, the compensation committees of ETE's and/or ETP's general partner engage a third-party consultant to provide market information for compensation levels at peer companies in order to assist the Compensation Committee in its determination of compensation levels for our executive officers. The engagement of a third-party consultant typically occurs every two years. Most recently, Longnecker & Associates ("Longnecker") was engaged to evaluate the market competitiveness of total compensation levels of a number of officers of ETE, ETP and our Partnership and to provide market information with respect to compensation of certain executives during the year ended December 31, 2015. The Compensation Committee determined that the information received by Longnecker during the 2015 year was still relevant and applicable to the 2016 compensation program, therefore it utilized the information previously provided by Longnecker to ensure that the total compensation of our NEOs is both competitive with the market information received and consistent with our compensation philosophy. In particular, the 2015 review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our NEOs; (ii) assist in the determination of appropriate compensation levels for senior management, including our NEOs; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. In respect of the Partnership, we were reviewed by Longnecker through various metrics in order to recognize that the Partnership's structure is unique given that (i) in certain respects, the Partnership operates as significant operational division of ETP; (ii) the Partnership receives certain shared-service support from ETE and ETP; and (iii) in other functions, the Partnership operates as an independent publicly-traded organization. As such, Longnecker reviewed certain of the executives, including the NEOs, in their specific functions to determine the appropriate comparison technique. In all circumstances, Longnecker considered our annual revenues and market capitalization levels in its analysis.
In conducting its review with respect to executives that were considered to have roles consistent with those of an executive at an independent publicly-traded entity, Longnecker also worked with us to identify a "peer group" of companies in the energy industry that most closely reflect our profile in terms of revenues, assets and market value as well as compete with us for talent at the senior management level. The identified companies included:

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
For 2016, our general partner's Compensation Committee continued to use the results of the 2015 Longnecker compensation analysis, adjusted to account for general inflation and information obtained from other sources, such as 2016 third-party survey results, in its determination of compensation levels for executives, including the named executive officers. Longnecker did not provide any non-executive compensation services for the Partnership during 2016.
In addition to the information received as a result of a periodic engagement of a third-party consultant, the Compensation Committee also utilizes information obtained from other sources, such as annual third-party surveys, for comparison purposes in its determination of compensation levels for our NEOs.

Elements of Compensation
Compensation references in this section of the CD&A apply to our NEOs and executive officers.

•
Base Salary: Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers, and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility, and results achieved). The salaries of the NEOs are reviewed on an annual basis. With respect to the 2016 year, salary increases were generally discussed and approved by the Compensation Committee in July 2016, although the Compensation Committee provided for an increase in Mr. Gvazdauskas' base salary in January 2016 as well. As discussed above, the base salaries of the NEOs are targeted to yield an annual base salary slightly below median level of market (i.e., approximately the 40th percentile of market) and are determined by the Compensation Committee after taking into account the recommendations of our President and Chief Executive Officer. Base salaries also are influenced by internal pay equity (fair and consistent application of compensation practices). At the NEO level, the balance of compensation is weighted toward pay-at-risk compensation (annual bonuses and long-term incentives). The table below shows the base salaries determined for the NEOs with respect to the 2016 year (following all 2016 increases), as well as the base salaries in effect for the NEOs at the end of the 2015 year for comparison purposes:

Name	2016 Base Salary	2015 Base Salary
Mr. Hennigan	$637,500	$625,000
Mr. Gvazdauskas	$320,000	$300,000
Mr. Chalson	$285,565	$279,965
Mr. Lauterbach	$335,958	$329,371
Ms. Shea-Ballay	$341,700	$335,000
With the exception of Mr. Gvazdauskas, whose increase reflected an additional step towards achieving the benchmark contained in the market analysis by Longnecker, the 2 percent increase to each of the other NEOs base salary reflects a base salary increase consistent with the 2 percent annual merit increase pool established for all employees of the Partnership and ETP and its and their affiliates for 2016 by the respective compensation committees.

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

For 2016, annual bonuses were determined under the Sunoco Partners LLC Amended and Restated Annual Short-Term Incentive Bonus Plan (the "ASIP"). Under the ASIP, the Compensation Committee's evaluation of performance and determination of an overall available bonus pool is based on the Partnership's internal earnings target generally based on targeted EBITDA (the "Earnings Target") budget and the performance of each department compared to the applicable departmental budget (with such performance measured based on the specific dollar amount of general and administrative expenses set for each department). The two performance criteria are weighted 75 percent on internal Earnings Target budget criteria and 25 percent on internal department financial budget criteria. Internal Earnings Target is the primary performance factor in determining annual bonuses, while internal department financial budget criteria is considered to ensure that the Partnership is effectively managing general and administrative costs in a prudent manner.
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

Hennigan was set by the Compensation Committee for 2016 at 140 percent of his annual base earnings. These target ranges are the same ranges that were applicable to the 2015 ASIP awards.
In February 2017, in respect of 2016 performance under the ASIP, the Compensation Committee approved the following cash bonuses:

Name	2016 Cash Bonus Award	Cash Bonus as percent of 2016 Base Earnings
Mr. Hennigan	$830,092	132%
Mr. Gvazdauskas	$306,000	99%
Mr. Chalson	$266,000	94%
Mr. Lauterbach	$312,000	94%
Ms. Shea-Ballay	$318,000	94%
In approving the 2016 bonuses of the NEOs, the Compensation Committee took into account the achievement by the Partnership of all of its targeted performance objectives for 2016 and the individual performances of these individuals with respect to (i) promoting the Partnership's financial, strategic and operating objectives, (ii) the Partnership's success in exceeding its internal financial budget, (iii) the development of new projects that are expected to result in increased cash flows from operations in future years, (iv) the completion of mergers, acquisitions or similar transactions that are expected to be accretive to the Partnership and increase distributable cash flow, and (v) the overall management of the Partnership's business. The cash bonuses awarded to the NEOs in respect of 2016 performance are consistent with the Partnerships' applicable bonus pool targets for each NEO.

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
In December of 2016, consistent with the compensation methodology of ETP, all of the restricted units granted, including to the NEOs, provided for vesting of 60 percent at the end of the third year and vesting of the remaining 40 percent at the end of the fifth year, subject to continued employment of the NEO through each specified vesting date. These restricted unit awards entitle the grantee of the unit awards to receive, with respect to each Partnership common unit subject to such restricted unit award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by us to our unitholders. In approving the grant of such unit awards, the Compensation Committee took into account the same factors as discussed above under the caption "Annual Bonuses," the long-term objective of retaining such individuals as key drivers of the Partnership's future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
In December 2016, for their performance relative to the 2016 calendar year, the Compensation Committee approved grants of restricted units to Messrs. Hennigan and Gvazdauskas, Ms. Shea-Ballay and Messrs. Lauterbach and Chalson of 133,508 restricted units, 29,668 restricted units, 25,305 restricted units, 15,707 restricted units and 19,935 restricted units, respectively.
The issuance of restricted units pursuant to the LTIP is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon issuance or vesting of the restricted units.
Except as otherwise provided in an award agreement, the restricted units under the LTIP generally require the continued employment of the recipient during the vesting period. The NEOs' December 2016 award agreements include provisions for acceleration of their respective unvested restricted unit awards upon a change of control (as defined in the LTIP), death or disability. Such award agreements also provide that a NEO with at least ten years of service with the general partner, who leaves the general partner voluntarily due to retirement, is eligible for accelerated vesting of 40 percent of his or her award for a NEO age 65 to 68 or 50 percent of his or her award for a NEO over age 68.

•
Accounting and Tax Considerations: We account for the equity compensation expense of our general partner's employees, including the NEOs, in accordance with GAAP, which requires us to estimate and record an expense for each equity award over the vesting period of the award. The expense for restricted units settled in common units is recognized ratably over the vesting period. For cash compensation, the accounting rules require us to record it as an expense at the time the obligation is accrued. Because we are a partnership, and our general partner is a limited liability company, Internal Revenue Code ("Code") Section 162(m) does not apply to the compensation paid to our NEOs and, accordingly, the Compensation Committee did not consider its impact in determining compensation levels for 2016.

•
Equity Grant Practices: Equity awards to employees are approved at meetings of our general partner's Compensation Committee. In limited situations, however, such awards may be approved by unanimous written consent of the Compensation Committee. The grant date of an equity award is the date of the Compensation Committee meeting at which such equity award is approved. The Compensation Committee may, in its discretion, refrain from approving grants of equity awards to employees if the meeting at which such approval is to be considered occurs during a period in which management is in possession of material non-public information, in which case, approval of such equity awards may be deferred to the next Compensation Committee meeting. No grant approvals were deferred to a later Compensation Committee meeting in 2016.

•
Unit Ownership Guidelines: Our general partner has established guidelines for the ownership of our common units, applicable to certain executives of the general partner with respect to common units representing limited partnership interests in the Partnership. The applicable unit ownership guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility. Under the current guidelines, the President and Chief Executive Officer is expected to own common units having a minimum value of five times his base salary, the Chief Financial Officer and Treasurer is expected to own common units having a minimum value of four times his base salary, and each of the remaining NEOs are expected to own common units having a minimum value of three times their respective base salaries. Our general partner and the Compensation Committee believe that the ownership of our common units, as reflected in these guidelines, is an important means of tying the financial risks and rewards for our executives to our total unitholder return and better aligning the interests of such executives with those of our unitholders. Any executive subject to the guidelines who has not yet met his or her respective ownership guideline must accumulate our common units until such guideline is met. Except for sales of common units in settlement of tax obligations relating to the receipt and payment of LTIP awards, such persons are prohibited from disposing of any of our common units until the applicable ownership guideline has been attained. However, those individuals who have met or exceeded their applicable ownership guideline may dispose of our common units in a manner consistent with applicable law and our policies, but only to the extent that such individual's remaining ownership of common units would continue to exceed the applicable ownership guideline.

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

•
Other Plans: During 2016, employees of our general partner, including the NEOs, participated in the following benefit plans offered by ETP or its affiliates, including certain of Sunoco, Inc.'s plans, in which our general partner was a participating employer prior to the merger transaction with ETP (the "Merger") and continues to participate. Sunoco, Inc., a Pennsylvania corporation ("Sunoco"), owned our general partner prior to the Merger. In connection with the Merger, Sunoco became a wholly-owned subsidiary of ETP and its affiliates and transferred its membership interests in our general partner to ETP.

•
The Sunoco, Inc. Retirement Plan (the "SCIRP") was a qualified defined benefit plan, under which benefits were subject to Code limits for pay and amount. On October 31, 2014, Sunoco terminated the SCIRP. Following the SCIRP's receipt in November 2015 of a favorable Determination Letter from the Internal Revenue Service ("IRS") for such standard termination, benefit distributions were made in December 2015 to those participants electing to commence receipt of benefits from the SCIRP, which included each of the NEOs other than Mr. Lauterbach. On December 22, 2015, Sunoco transferred all of the SCIRP's future benefit obligations to an insurance company through the purchase of a group annuity contract ("GAC"). The GAC obligates the insurance company to provide all future benefits to participants, in accordance with the existing SCIRP provisions in existence on December 22, 2015. The single lump sum value of Mr. Lauterbach's SCIRP benefit that was transferred to the insurance company, valued on March 1, 2016, was $249,397. Effective upon the purchase of the GAC, the insurance company is solely responsible for providing Mr. Lauterbach's benefit, including all interest earned. The provisions of the SCIRP that are still applicable to Mr. Lauterbach are described below under "Pension Benefits."

•
The Sunoco, Inc. Pension Restoration Plan (the "Pension Restoration Plan") is a nonqualified plan that provides retirement benefits that otherwise would have been provided under the SCIRP, except for the Code limits. Effective June 30, 2010, Sunoco froze benefits, including accrued and vested benefits, payable under this plan for all salaried employees of our general partner who participate in this plan, including the NEOs. Benefits from the Pension Restoration Plan are payable upon the eligible NEO's separation of service.

•
The Energy Transfer Partners GP, L.P. 401(k) Plan (the "ETP 401(k) Plan") is a defined contribution 401(k) plan, which covers substantially all of our general partner's employees, including the NEOs. Employees may elect to defer up to 75 percent of their eligible compensation before applicable taxes, as limited under the Code. For 2016, a participant was eligible to make elective deferrals up to $18,000. The Partnership provides a matching contribution equal to 100 percent on the first five percent of each participant's elective deferrals. Participants age 50 or over at any time in 2016 could elect to make a catch-up contribution of up to $6,000. Catch-up contributions are not eligible for a matching contribution from the Partnership. The amounts deferred by the participant to the ETP 401(k) Plan account are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.

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

•
The ETP Deferred Compensation Plan for Former Sunoco Executives is a nonqualified deferred compensation plan established by ETP in connection with the October 2012 merger ("2012 Merger"). Pursuant to his offer letter agreement with ETP effective as of October 5, 2012, in connection with the 2012 Merger (the "Offer Letter"), Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under both the Sunoco, Inc. Executive Retirement Plan ("SERP"), a nonqualified plan that provided supplemental pension benefits over and above the benefits under the SCIRP and the Pension Restoration Plan, and the Pension Restoration Plan, in return for which, the present value ($2,789,413) of such deferred compensation benefits was credited to Mr. Hennigan's account under this plan. Mr. Hennigan is our only executive officer eligible to participate in this plan. Mr. Hennigan's account is 100 percent vested and will be distributed in one lump sum payment upon his retirement, termination of employment or other designated distribution event, including a change of control, as defined in the plan. His account is credited with deemed earnings (or losses) based on hypothetical investment fund choices made by him among available funds.

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

•
Severance Benefits: An employee, including an NEO, is an employee at will. This means that our general partner may terminate an employee's employment at any time, with or without notice, and with or without cause or reason. Our NEOs do not have employment agreements or any other agreements, other than certain LTIP acceleration events described below, that call for payments on termination or severance benefits upon separation from employment or in the event of a Change of Control of the general partner. Upon certain terminations of employment, certain benefits may be paid or provided to our NEOs. Our general partner has adopted the Energy Transfer Partners GP, L.P. Severance Plan (the "Severance Plan"), which provides for payment of severance benefits in the event of certain qualifying terminations (defined below) to all salaried employees on a nondiscriminatory basis. In general, the Severance Plan provides payment of two weeks of annual base salary for each year or partial year of employment service with the general partner up to a maximum of fifty-two weeks (or one year) of annual base salary, with a minimum of four weeks of annual base salary. The Severance Plan also provides up to three months of continued, subsidized group health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act ("COBRA"). The Severance Plan provides that the Partnership may determine to pay benefits, in addition to those provided under the Severance Plan, based on special circumstances, which additional benefits shall be unique and non-precedent setting. The Severance Plan defines a qualifying termination as an involuntary termination that occurs in connection with a reduction-in-force, reorganization, restructuring, position elimination or any other termination designated by the plan administrator as a qualifying termination, although a qualifying termination may not be a termination for cause, retirement, death, disability or a voluntary resignation for any reason.

SUMMARY COMPENSATION TABLE
The Summary Compensation Table reflects the total compensation earned by each NEO in each of 2016, 2015 and 2014 (or such shorter period of time during which such individual served as an executive officer of the general partner):

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Unit Awards (2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3) ($)	All Other Compensation (4) ($)	Total ($)
M. J. Hennigan	2016	630,769	830,092	3,088,040	—	789,008	5,337,909
President and Chief	2015	611,537	856,152	3,009,815	—	1,237,494	5,714,998
Executive Officer	2014	600,000	810,000	3,941,118	263,923	813,504	6,428,545
P. Gvazdauskas (5)	2016	310,384	306,000	686,221	—	103,651	1,406,256
Chief Financial Officer and	2015	261,223	274,283	601,963	—	80,363	1,217,832
Treasurer
K. Shea-Ballay	2016	338,092	318,000	585,305	882	111,776	1,354,055
Senior Vice President,	2015	325,713	325,713	537,745	—	158,608	1,347,779
General Counsel & Secretary	2014	313,875	300,000	494,660	13,785	139,988	1,262,308
K. Lauterbach	2016	332,411	312,000	363,303	10,452	99,317	1,117,483
Senior Vice President,	2015	325,044	325,044	361,178	—	375,778	1,387,044
Lease Acquisition and Marketing	2014	317,419	300,000	484,752	23,462	130,043	1,255,676
D. Chalson	2016	282,550	266,000	461,097	522	102,135	1,112,304
Senior Vice President,	2015	276,290	276,290	401,317	—	97,247	1,051,144
Operations	2014	269,806	300,000	469,937	49,288	84,948	1,173,979

NOTES TO TABLE:

(1)
The amounts shown in this column reflect annual bonuses payable under the ASIP for performance during 2016, 2015 and 2014, as applicable, which are payable on or before March 15th of the year immediately following the year to which the plan related.

(2)
The amounts shown in this column reflect the aggregate grant date fair value of restricted unit awards under the LTIP, calculated in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. See Note 14 to our consolidated financial statements for fiscal 2016 for additional detail regarding assumptions underlying the value of these equity awards. The amounts shown in this column generally reflect the grants of time-based restricted units approved by the Compensation Committee at its regularly scheduled meetings in December. However, in January 2014, the Compensation Committee approved an additional grant of restricted units to Mr. Hennigan for his performance during 2013.

(3)
The amounts shown in this column reflect the change in present value for all defined benefit pension plans and supplemental executive retirement plans in which the NEOs participated. The applicable disclosure rules require the change in pension value be shown as zero if the actual calculation of the change in pension value is less than zero (i.e., a decrease).

During 2015, the decrease in SCIRP pension value for Messrs. Hennigan, Gvazdauskas and Lauterbach was $49,762, $1,955 and $3,339, respectively. The decrease in SCIRP pension value for Ms. Shea-Ballay was $2,100, which when added to her increase in Pension Restoration Plan pension value of $666 resulted in a total decrease in pension value of $1,434 for 2015. The decrease in SCIRP pension value for Mr. Chalson was $8,576, which when added to his increase in Pension Restoration Plan pension value of $492 resulted in a total decrease in pension value of $8,084 for 2015.
The NEOs did not have any above-market or preferential payments on deferred compensation during 2016, 2015 or 2014. During 2015, Mr. Hennigan had a loss of $139,657 under the ETP Deferred Compensation Plan for Former Sunoco Executives, and Mr. Chalson had a loss $31,788 under the ETP DC Plan.

(4)	The table below shows the components of this column for 2016:

Name	Year	Company Contribution Under Defined Contribution Plan (a) ($)	Perquisites >$10,000 ($)	Restricted Unit Distribution Rights Payments (b) ($)	Total ($)
M. J. Hennigan	2016	13,250	—	775,758	789,008
P. Gvazdauskas	2016	13,250	—	90,401	103,651
K. Shea-Ballay	2016	11,406	—	100,370	111,776
K. Lauterbach	2016	12,902	—	86,415	99,317
D. Chalson	2016	13,250	—	88,885	102,135

(a)
During 2016, our general partner was a participating employer in the ETP 401(k) Plan, which provides a matching contribution equal to 100 percent on the first five percent of each participant's elective deferrals.

(b)
The amounts shown in this column reflect the cash payments made to each NEO during 2016, which were equal to each cash distribution per common unit made by us on our common units during 2016 with respect to each common unit subject to a restricted unit held by such NEO that has not either vested or been forfeited. Pursuant to the terms of the awards, these cash amounts are paid quarterly.

(5)	Compensation information for only fiscal year 2016 and 2015 is provided for Mr. Gvazdauskas because he was not a NEO in fiscal year 2014.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth the grants of plan-based awards to NEOs in 2016:

Name	Grant Date (1)	All Other Unit Awards: Number of Units (2) (#)	Grant Date Fair Value of Unit Awards ($)
M. J. Hennigan	12/12/2016	133,508	3,088,040
President and Chief Executive Officer
P. Gvazdauskas	12/12/2016	29,668	686,221
Chief Financial Officer and Treasurer
K. Shea-Ballay	12/12/2016	25,305	585,305
Senior Vice President, General Counsel & Secretary
K. Lauterbach	12/12/2016	15,707	363,303
Senior Vice President, Lease Acquisition and Marketing
D. Chalson	12/12/2016	19,935	461,097
Senior Vice President, Operations

NOTES TO TABLE:

(1)	The restricted unit awards vest 60 percent in December 2019 and the remaining 40 percent in December 2021.

(2)
Reflects the grant date fair value of restricted unit awards granted under the LTIP during fiscal 2016, computed in accordance with FASB ASC Topic 718. See Note 14 to our consolidated financial statements for fiscal 2016 for additional detail regarding assumptions underlying the value of these equity awards.

Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above can be found in the CD&A that precedes these tables.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides information concerning the unvested and outstanding equity awards to each current NEO as of December 31, 2016:

Name		Unit Awards
	Grant Date (1)	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested (2) ($)
M. J. Hennigan	12/12/2016	133,508	3,206,862
President and Chief Executive Officer	12/4/2015	116,750	2,804,335
	12/5/2014	74,043	1,778,513
	1/29/2014	4,000	96,080
	12/5/2013	34,960	839,739
	1/24/2013	16,000	384,320
	12/5/2012	36,000	864,720

P. Gvazdauskas	12/12/2016	29,668	712,625
Chief Financial Officer and Treasurer	12/4/2015	23,350	560,867
	12/5/2014	9,153	219,855
	12/5/2013	3,680	88,394
	1/24/2013	2,000	48,040

K. Shea-Ballay	12/12/2016	23,305	607,826
Senior Vice President, General Counsel & Secretary	12/4/2015	20,859	501,033
	12/5/2014	10,284	247,022
	12/5/2013	5,600	134,512
	1/24/2013	2,800	67,256

K. Lauterbach	12/12/2016	15,707	377,282
Senior Vice President, Lease Acquisition and Marketing	12/4/2015	14,010	336,520
	12/5/2014	10,078	242,074
	12/5/2013	5,600	134,512
	1/24/2013	2,800	67,256

D. Chalson	12/12/2016	19,935	478,839
Senior Vice President, Operations	12/4/2015	15,567	373,919
	12/5/2014	9,770	234,675
	12/5/2013	5,600	134,512
	1/24/2013	2,800	67,256

NOTES TO TABLE:

(1)	The restricted unit awards vest as follows:

•	ratably in December of each year through 2017 for Mr. Hennigan's awards granted in December 2012;

•	ratably in December of each year through 2017 for awards granted in January 2013;

•	60 percent in December 2016 and the remaining 40 percent in December 2018 for awards granted in December 2013;

•	60 percent in December 2016 and the remaining 40 percent in December 2018 for Mr. Hennigan's award granted in January 2014;

•	60 percent in December 2017 and the remaining 40 percent in December 2019 for awards granted in December 2014;

•	60 percent in December 2018 and the remaining 40 percent in December 2020 for awards granted in December 2015; and

•	60 percent in December 2019 and the remaining 40 percent in December 2021 for awards granted in December 2016.

(2)
The market value or payout value of the unearned restricted units is equal to the closing price of our common units on December 30, 2016 of $24.02 (as December 31, 2016 was not a trading day), multiplied by the number of restricted units outstanding. The amounts shown in this column do not include amounts for related DER payments that could be included in the payout. See "Potential Payments Upon Termination or Change of Control" for a discussion of the treatment of these awards under certain termination events or in the event of a change of control.

OPTION EXERCISES AND UNITS VESTED
The following table provides information concerning the vesting in 2016 of certain restricted units, previously awarded under the LTIP to the NEOs:

Name	Unit Awards
	Number of Units Acquired on Vesting (1) (#)	Value Realized on Vesting (2) ($)
M. J. Hennigan	110,440	2,559,999
President and Chief Executive Officer
P. Gvazdauskas	7,520	174,314
Chief Financial Officer and Treasurer
K. Shea-Ballay	11,200	259,616
Senior Vice President, General Counsel & Secretary
K. Lauterbach	11,200	259,616
Senior Vice President, Lease Acquisition and Marketing
D. Chalson	11,200	259,616
Senior Vice President, Operations

NOTES TO TABLE:

(1)	The amounts shown in this column reflect the vesting and payout, in the form of our common units, of LTIP grants during 2016.

(2)
Value realized on vesting was determined by multiplying the number of common units to be issued upon vesting by the closing market price of our common units on the date prior to the vesting date. These amounts do not reflect the value of units withheld by our general partner to satisfy tax withholding obligations.

PENSION BENEFITS
Our general partner was a participating employer in Sunoco's SCIRP prior to its standard termination on October 31, 2014. All of our NEOs were eligible to participate in the SCIRP, and all NEOs other than Mr. Lauterbach received a full settlement of their SCIRP accounts during the 2015 year. Mr. Lauterbach still has an account balance within the SCIRP and the table below shows that amount. Mr. Lauterbach's vested SCIRP benefit, effective December 22, 2015, is the sole obligation of an insurance company following Sunoco's purchase of a group annuity contract for the provision of such benefits.
Certain of our NEOs (Ms. Shea-Ballay and Mr. Chalson) are participants in the Pension Restoration Plan, which was frozen on June 30, 2010. The table below also shows the annual retirement benefit payable to the covered executives under the Pension Restoration Plan, each based upon a cash balance formula.

Name	Plan	Number of Years Credited Service (1) (#)	Present Value of Accumulated Benefit Year-end 2016 (2) ($)	Payments During Last Fiscal Year (3) ($)
K. Shea-Ballay	Pension Restoration	5.19	13,682	—
Senior Vice President, General Counsel & Secretary
K. Lauterbach	SCIRP (Qualified)	12.73	258,138	—
Senior Vice President, Lease Acquisition and Marketing
D. Chalson	Pension Restoration	24.18	12,339	—
Senior Vice President, Operations

NOTES TO TABLE:

(1)	Credited years of service reflect actual plan service with the general partner, including years of service credited with Sunoco prior to employment with our general partner.

(2)
Mr. Lauterbach's accrued benefits under the SCIRP have been deferred until his next eligible benefit commencement date and have been transferred to an insurance company for management and payment at the applicable time. The present value of his benefits has been set equal to his actual cash balance account as of December 31, 2016, which is equivalent to valuing the present value with a discount rate of 4.22 percent, or the Career Pay Formula interest crediting rate, and which present value is lower than his estimate at year-end 2014.

The actuarial present values of the Pension Restoration Plan benefits for Ms. Shea-Ballay and Mr. Chalson are calculated using assumed retirement ages of 60 and 65, respectively, and were discounted to December 31, 2016 using a rate of 3.80 percent. The assumed retirement age is the earlier of the Pension Restoration Plan's stated normal retirement age (if any) and the earliest age at which retirement benefits are available without reduction for age. Because there are no benefit reductions for early commencement under Pension Restoration Plan, the later of age 60 or age next birthday (plus one year) were used for assumed retirement age. All pre-retirement decrements such as pre-retirement mortality and terminations of employment have been ignored for purposes of these calculations. Each NEO is assumed to have a 100 percent probability of reaching the assumed retirement age. Actual benefit present values will vary from these estimates depending on many factors, including an executive's actual retirement age, interest rate movements and regulatory changes.
The Sunoco, Inc. Retirement Plan
The SCIRP was a qualified defined benefit retirement plan that covered most salaried and many hourly employees, including the NEOs. The SCIRP provided for normal retirement at age 65. The plan included two benefit formulas, the Final Average Pay formula and the Career Pay formula, but Mr. Lauterbach was only eligible to receive the Career Pay formula below:
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
An employee could retire at the Normal Retirement Age of 65, or could retire as early as age 55 with 10 years of service. All employees of our general partner, including our NEOs who were participants in the SCIRP, were 100 percent vested in their benefits. Mr. Lauterbach was eligible for early retirement under the SCIRP.

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
The amounts presented in the table above show Mr. Lauterbach's benefit presented as his Career Pay formula account balance at December 31, 2016. Mr. Lauterbach's benefit has been transferred to an insurance company for management and payment at the applicable time.

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

NONQUALIFIED DEFERRED COMPENSATION
ETP Deferred Compensation Plan
The following table provides the voluntary salary deferrals made by the NEOs in 2016 under the ETP DC Plan, a nonqualified deferred compensation plan that permits eligible highly compensated employees to defer a portion of their salary, bonus and/or quarterly non-vested phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the ETP DC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50 percent of their annual base salary, 50 percent of their DER payments, and/or 50 percent of their annual bonus under the ASIP during the following year. All amounts credited under the ETP DC Plan (other than discretionary credits) are immediately 100 percent vested. Participant accounts are credited with deemed earnings (or losses) based on hypothetical investment fund choices made by the participants among available funds. Mr. Chalson is the only NEO that currently participates in the ETP DC Plan.

Name	Executive Contributions in 2016 ($)	Registrant Contributions in 2016 ($)	Aggregate Earnings in 2016 (1) ($)	Aggregate Withdrawals/ Distributions in 2016 ($)	Aggregate Balance at December 31, 2016 ($)
D. Chalson	116,510	—	106,971	—	519,978
Senior Vice President, Operations

NOTES TO TABLE:

(1)	These amounts reflect the net gains (losses) attributable to the investment funds in which Mr. Chalson is deemed to have chosen to invest his contributions under the ETP DC Plan.

ETP Deferred Compensation Plan for Former Sunoco Executives
The following table includes deferred compensation provided to the NEOs in 2016 under the ETP Deferred Compensation Plan for Former Sunoco Executives, a nonqualified deferred compensation plan established by ETP in connection with the Merger. Pursuant to his Offer Letter, Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under both the SERP and the Pension Restoration Plan, in return for which, the present value ($2,789,413) of such deferred compensation benefits was credited to Mr. Hennigan's account under this plan. Mr. Hennigan is our only executive officer eligible to participate in this plan. Mr. Hennigan's account is credited with deemed earnings (or losses) based on hypothetical investment fund choices made by him among available funds.

Name	Executive Contributions in 2016 ($)	Registrant Contributions in 2016 ($)	Aggregate Earnings in 2016 (1) ($)	Aggregate Withdrawals/ Distributions in 2016 ($)	Aggregate Balance at December 31, 2016 ($)
M. J. Hennigan	—	—	360,066	—	3,682,582
President and Chief Executive Officer

NOTES TO TABLE:

(1)
These amounts reflect the net gains (losses) attributable to the investment funds in which Mr. Hennigan is deemed to have chosen to invest his contributions under the ETP Deferred Compensation Plan for Former Sunoco Executives.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS
Certain plans, as described below, provide for payments of benefits to the NEOs in connection with termination, or separation from employment, retirement, or a change of control of our general partner. The amounts included below reflect the estimated potential compensation and benefits for the NEOs under various scenarios involving a termination of employment. These amounts are estimates of the amounts that would be paid to the NEOs and the actual amounts paid can only be determined at the time of the NEO's termination of employment. These estimates are based on the assumptions that the triggering event occurred on December 31, 2016 and the transaction price per Partnership unit is $24.02, which was the closing price of our common units on December 30, 2016 (as December 31, 2016 was not a trading day).

•	Retirement:

•	SCIRP/Pension Restoration Plan: The benefits payable to the NEOs upon retirement are described above in the section entitled "Pension Benefits."

•
LTIP: Outstanding restricted units would be forfeited unless specified in the applicable award agreement. The NEOs' December 2016 and 2015 award agreements provide that a NEO with at least ten years of service with the general partner, who leaves the general partner voluntarily due to retirement, is eligible for accelerated vesting of 40 percent of his or her award for a NEO age 65 to 68 or 50 percent of his or her award for a NEO over age 68. Under the assumptions described above, none of the restricted units granted in December 2016 and 2015 would vest upon a NEO's retirement because none of the NEOs met the age criteria for vesting at such time.

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

•
LTIP: Outstanding restricted units would be forfeited unless specified in the applicable award agreement. Mr. Hennigan's award agreement for restricted units granted in December 2014 and his October 5, 2012 Offer Letter provide for vesting immediately upon involuntary not-for-cause termination. Under the assumptions described above, Mr. Hennigan's restricted units granted in December 2014 and December 2012 would vest at a total value of $3,143,222 upon his involuntary not-for-cause termination, which value includes DER payments due to accelerated vesting of unit ownership.

•
Severance Plan: The NEOs would be eligible for severance benefits under the Severance Plan. At a maximum, the NEOs could receive one year of salary as a cash severance benefit, and could receive up to three months of COBRA continuation coverage.

•	Involuntary Termination-Change of Control:

•
SCIRP/Pension Restoration Plan: Benefits accrued under the SCIRP and Pension Restoration Plan would be paid according to the terms of those plans applicable to terminated or retirement eligible employees, as described in the Voluntary Termination section above.

•
LTIP: Under the version of the LTIP prior to the amended and restated LTIP adopted on December 1, 2015 (the "Original LTIP"), unless specified otherwise in the applicable award agreement, if a change of control occurs, there is a "double trigger" mechanism, requiring both a change of control and a qualifying termination of employment (as defined in the plan) following such change of control, to trigger the payment of outstanding restricted units and accompanying DER payments. All restricted units granted prior to December 1, 2015 remain subject to the terms and conditions of the Original LTIP. Under the amended and restated LTIP, awards may also become vested upon a change of control at the discretion of the Compensation Committee, or if otherwise specified in the applicable award agreement. The NEOs' December 2016 and 2015 award agreements provide for vesting immediately upon a change of control. Under the assumptions described above, and assuming the occurrence of the double trigger for the restricted units granted prior to

December 1, 2015, all outstanding restricted units held by the NEOs would vest for Messrs. Hennigan, Gvazdauskas, Lauterbach and Chalson and Ms. Shea-Ballay at a total value of $11,005,622, $1,741,194, $1,268,862, $1,402,361 and $1,683,175, respectively, upon a change of control, each of which values includes DER payments due to accelerated vesting of unit ownership.

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

•
Severance Plan: The Severance Plan would not provide any enhanced benefits to the NEOs upon an involuntary termination that is in connection with a change in control event. If an NEO is terminated by us without cause in connection with a change in control benefit, the NEO would not receive benefits in excess of the amounts set forth above with respect to an involuntary termination without cause.

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

•
LTIP: Outstanding restricted units would be forfeited unless specified in the applicable award agreement. The NEOs' December 2016, December 2015 and December 2014 award agreements, as well as Mr. Hennigan's October 5, 2012 Offer Letter, provide for vesting immediately upon death. Under the assumptions described above, Mr. Hennigan's restricted units granted in December 2016, December 2015, December 2014 and December 2012 would vest at a total value of $9,385,350, and Messrs. Gvazdauskas', Lauterbach's and Chalson's and Ms. Shea-Ballay's restricted units granted in December 2016, December 2015 and December 2014 would vest at a total value of $1,573,336, $1,020,806, $1,154,306 and $1,435,119, respectively, upon his or her death, each of which values includes DER payments due to accelerated vesting of unit ownership.

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

•
LTIP: Under the Original LTIP, all unvested restricted units will be paid out as awarded in the event of permanent disability. All restricted units granted prior to December 1, 2015 remain subject to the terms and conditions of the Original LTIP. Under the amended and restated LTIP, outstanding restricted units would be forfeited unless specified in the applicable award agreement. The NEOs' December 2016 and December 2015 award agreements provide for vesting immediately upon termination due to disability. Under the assumptions described above, all outstanding restricted units held by the NEOs would vest for Messrs. Hennigan, Gvazdauskas, Lauterbach and Chalson and Ms. Shea-Ballay at a total value of $11,005,622, $1,741,194, $1,268,862, $1,402,361 and $1,683,175, respectively, upon his or her termination due to disability, each of which values includes DER payments due to accelerated vesting of unit ownership.

•
Long Term Disability: The Executive Long Term Disability Plan ("ELTD") provides salary replacement benefits to executives, who become eligible before age 60, at the Senior Vice President level or higher. To participate, an executive must make an affirmative election during the biannual open enrollment. The ELTD pays benefits if the participant is deemed to be disabled, as defined by the ELTD, by the general partner's disability plan administrator. The ELTD provides salary replacement benefits (up to $7,500 per month) that are in addition to our long-term disability plan benefit that is available to all salaried employees on a nondiscriminatory basis (which benefits are up to 60 percent of total monthly compensation or $10,000 per month, whichever is less, including Social Security). While the cost of the ELTD is paid entirely by the Partnership, the executive has the option under the ELTD to increase his or her coverage by an additional $2,500 per month. This additional benefit is available to participants who pay the full cost of the supplemental benefit. In 2016, of the NEOs, only Mr. Chalson was a participant in Partnership-paid benefit level of the ELTD. No NEO was a participant in the employee-paid benefit level. These benefits are fully insured, and there is no cost to the Partnership upon disability. The cost to the Partnership is the premium payments made on the executive's behalf.

DIRECTOR COMPENSATION
The Board believes that the compensation program for independent directors should be designed to attract experienced and highly qualified individuals; provide appropriate compensation for their commitment and contributions to us and our unitholders; and align the interests of the independent directors and unitholders. The Board may engage a third-party compensation consultant to benchmark director compensation against other pipeline companies, and general industry, and to provide advice regarding "best practices" and trends in director compensation. Independent directors are compensated partly in cash and partly in restricted units representing limited partnership interests in us. Currently, except as described below with respect to grants of restricted units under the LTIP to Messrs. McCrea and Mason, directors who are also employees of our general partner or its affiliates receive no additional compensation for service on the Board or any committees of the Board. As such, those officers, except for Messrs. McCrea and Mason as set forth below, are not included in the narrative or tabular disclosures below.
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
Our program of compensation for non-employee directors (which has remained consistent since approval in 2013) consists of an annual cash retainer and equity award for all directors, which were $50,000 in cash (paid quarterly) and restricted units under the LTIP, having a fair market value equal to approximately $100,000 on the date of grant, respectively, for each director in 2016. In addition, the director compensation program includes:

•	annual retainers for the chairs of the Audit Committee and Compensation Committee, which were $15,000 and $7,500, respectively, in cash (paid quarterly) for 2016;

•	annual retainers for the members of the Audit and Compensation Committees, which were $10,000 and $5,000, respectively, in cash (paid quarterly) for 2016;

•	per meeting fees for the members of the Audit Committee and Compensation Committee, which were $1,200 and $1,200, respectively, in cash per meeting for 2016; and

•	an initial grant of 2,500 restricted common units upon a director first being elected or appointed to the Board.
In January 2016, each non-employee director received 3,900 restricted units under the LTIP, having a fair market value of approximately $100,000 on the date of grant, representing such directors' annual equity award for 2016. In addition, in January 2017, each non-employee director received 4,170 restricted units under the LTIP, having a fair market value of approximately $100,000 on the date of grant, representing such directors' annual equity award for 2017. All of the restricted units described in this paragraph vest over a five-year period, with 60 percent vesting at the end of the third year and the remaining 40 percent vesting at the end of the fifth year, subject to each director's continued service through each specified vesting date.
During 2016, Mr. McCrea, the Chairman of the Board of Directors and Group Chief Operating Officer and Chief Commercial Officer of ETE's general partner, and Mr. Mason, our director and the Executive Vice President and General Counsel of ETE's general partner, were entitled to receive grants of restricted units pursuant to the LTIP in recognition of their commitment and contributions to us and our unitholders. In December 2016, the Compensation Committee approved grants of restricted units to Messrs. McCrea and Mason of 105,738 restricted units and 25,211 restricted units, respectively. These units vest, based on continued service as a director, at a rate of 60 percent after the third year of continuous service and the remaining 40 percent after the fifth year of continuous service.
All restricted units granted to the directors entitle their holders to receive, with respect to each common unit subject to such restricted unit that has not either vested or been forfeited, a cash payment equal to each cash distribution per common unit made by us on our common units promptly following each such distribution by us to our unitholders.

The following table reflects the compensation paid to each of the non-employee directors of our general partner (and to Messrs. McCrea and Mason, as described above) in 2016. Mr. Hennigan's compensation received in his capacity as an employee is reported above in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash (1) ($)	Unit Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Steven R. Anderson	74,600	100,893	24,179	199,672
Independent Director, Chair of Conflicts Committee and Member of Audit and Compensation Committee
Scott A. Angelle	77,100	100,893	24,179	202,172
Independent Director, Chair of Compensation Committee and Member of Audit and Conflicts Committees
Basil Leon Bray	79,600	100,893	24,179	204,672
Independent Director, Chair of Audit Committee and Member of Compensation and Conflicts Committees
James R. ("Rick") Perry (4)	59,800	100,893	12,659	173,352
Independent Director and Member of the Compensation Committee
Marshall S. ("Mackie") McCrea, III	—	2,445,720	400,462	2,846,182
Chairman of the Board of Directors
Jamie Welch (5)	—	—	—	—
Director
Thomas P. Mason	—	583,130	73,508	656,638
Director

NOTES TO TABLE:

(1)	The amounts shown in this column reflect the cash fees earned by directors with respect to the 2016 year.

(2)
The amounts shown in this column reflect the aggregate grant date fair value of restricted unit awards under the LTIP, calculated in accordance with FASB ASC Topic 718. See Note 14 to our consolidated financial statements for fiscal 2016 for additional detail regarding assumptions underlying the value of these equity awards.

(3)
The amounts shown in this column reflect the cash payments made to each director during 2016, which were equal to each cash distribution per common unit made by us on our common units during 2016 with respect to each common unit subject to a restricted unit held by such director that has not either vested or been forfeited.

(4)
Mr. Perry resigned from his position on the Board on December 31, 2016. In connection with that resignation he forfeited all outstanding equity awards that he held on that date, therefore he did not hold any outstanding equity awards as of December 31, 2016. In January 2017, the SXL Compensation Committee approved a cash payment to Mr. Perry of $153,728 representing the fair value of the unit awards forfeited upon his resignation.

(5)	Mr. Welch resigned from his position on the Board on February 25, 2016 and did not receive an equity grant during 2016.
As of December 31, 2016, Messrs. Anderson, Angelle and Bray each had 10,624 restricted units outstanding, and Messrs. McCrea and Mason had 268,770 and 62,374 restricted units outstanding, respectively.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Angelle, McCrea, Anderson, Perry, Bray, and Hennigan served on the Compensation Committee during 2016. Mr. McCrea is an officer of ETE's general partner, and Mr. Hennigan is an officer of our general partner. During 2016, none of the members of the Compensation Committee served as executive officers of any company with respect to which any of our officers served on such company's compensation committee or board of directors, and none of the directors of our general partner served as executive officers of any company with respect to which any of our officers served on such company's compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors).

COMPENSATION COMMITTEE REPORT
The Compensation Committee (the "Committee") of the Board of Directors (the "Board") of Sunoco Partners LLC (the "Company") reviews and approves the Company's executive compensation philosophy; reviews and recommends to the Board for approval the Company's short- and long-term compensation plans; reviews and approves the executive compensation programs and awards; and annually reviews, determines and approves the compensation for the President and Chief Executive Officer and the other executive officers of the Company as described in the Summary Compensation Table and footnotes thereto contained in the Annual Report on SEC Form 10-K of Sunoco Logistics Partners L.P. (the "Partnership"). The Company is the general partner of the Partnership. The Committee Chair reports Committee actions, decisions and recommendations at the meetings of the full Board. The Committee has authority to directly engage and consult outside advisors, experts and others to assist the Committee at the expense of the Partnership.
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
In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, the inclusion of the "Compensation Discussion and Analysis" in the Partnership's Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2016, for filing with the Securities and Exchange Commission.

Respectfully submitted on February 24, 2017 by the members of the Compensation Committee of the Board of Directors of Sunoco Partners LLC:

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
The Committee discussed with the Company's internal audit department and independent registered public accounting firm the overall scope and plans for their respective audits. In addition, the Committee has reviewed and discussed with management the audited financial statements and management's and the independent registered public accounting firm's evaluations of the Partnership's system of internal control over financial reporting contained in the 2015 Annual Report on Form 10-K. As part of this review, the Committee met with the General Auditor and the independent registered public accounting firm, with and without management present, to discuss the results of their audits and the overall quality of the Partnership's financial reporting.
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

Respectfully submitted on February 24, 2017 by the members of the Audit Committee of the Board of Directors of Sunoco Partners LLC:
Basil Leon Bray (Chairman)
Steven R. Anderson
Scott A. Angelle

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information, as of December 31, 2016, regarding our common units that may be issued upon conversion (assuming a one-for-one conversion) of outstanding restricted units granted under the LTIP to executive officers, directors, and other key employees. The LTIP did not require approval by our limited partners at the time of its adoption in 2002 because the Board adopted the LTIP prior to our initial public offering; however, on December 1, 2015, the limited partners approved the amended and restated LTIP to, among other things, increase in the maximum number of common units reserved and available for delivery with respect to awards under the LTIP by 10 million common units.
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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,236,584	—	8,628,303
Equity compensation plans not approved by security holders	—	—	—
Total	3,236,584	—	8,628,303

Beneficial Ownership Tables
The following table sets forth certain information as of February 22, 2017 regarding the beneficial ownership of our securities by certain beneficial owners, each director and NEO of our general partner, and all directors and NEOs of our general partner as a group. Our general partner knows of no other person not disclosed herein who beneficially owns more than 5 percent of our voting securities. Unless otherwise noted, each individual exercises sole voting or investment power over the Partnership securities shown in the table. ETP owns a 99.9 percent equity interest in our general partner, and the remaining 0.10 percent equity interest is owned by ETE Holdings.

Title of Class	Name of Beneficial Owner (1)	Number of Units Beneficially Owned (2)	Percentage of Class of Units Beneficially Owned
Common Units	Energy Transfer Partners, L.P.	67,061,274	20.8%
	Tortoise Capital Advisors, L.L.C. (3)	23,765,061	7.4%
	OppenheimerFunds, Inc. (4)	18,973,974	5.9%
	ALPS Advisors, Inc. (5)	17,181,855	5.3%
	Steven R. Anderson	16,578	*
	Scott A. Angelle	6,578	*
	Basil Leon Bray	8,728	*
	Michael J. Hennigan (6)	431,952	*
	Thomas P. Mason	—	*
	Marshall S. ("Mackie") McCrea, III	58,495	*
	Peter J. Gvazdauskas	30,025	*
	Kathleen Shea-Ballay	58,243	*
	Kurt A. Lauterbach	145,119	*
	David R. Chalson	90,910	*
	All directors and executive officers as a group (10 persons)	846,628	*
Class B Units	Energy Transfer Partners, L.P. (7)	9,416,196	100%

*	Less than 0.5 percent.
NOTES TO TABLE:

(1)
The address for Messrs. Anderson, Angelle, Bray, Hennigan, Mason, McCrea, Gvazdauskas, Shea-Ballay, Lauterbach, and Chalson is 3807 West Chester Pike, Newtown Square, Pennsylvania 19073. The address for ETP is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225. The principal business address given for Tortoise Capital Advisors, L.L.C. in the Schedule 13G/A filed on February 13, 2017 is 11550 Ash Street, Suite 300, Leawood, Kansas 66211. The principal business address given for OppenheimerFunds, Inc. in the Schedule 13G/A filed on February 6, 2017 is 225 Liberty Street, New York, New York 10281. The principal business address given for ALPS Advisors, Inc. in the Schedule 13G filed on January 26, 2017 is 1290 Broadway, Suite 1100, Denver, CO 80203.

(2)
Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty (60) days.

(3)
Tortoise Capital Advisors, L.L.C., a Delaware limited liability company, filed a Schedule 13G/A on February 13, 2017 to report that, as of December 31, 2016, it had sole voting and dispositive power over 382,046 common units of the Partnership, shared voting power over 20,989,234 common units of the Partnership, shared dispositive power over 23,383,015 common units of the Partnership, and beneficial ownership of 23,765,061 common units of the Partnership.

(4)
OppenheimerFunds, Inc., a Colorado corporation, filed a Schedule 13G/A on February 6, 2017 to report that, as of December 31, 2016, it had shared voting and dispositive power over 18,973,974 common units of the Partnership. OppenheimerFunds, Inc. disclaims beneficial ownership of the 18,973,974 common units of the Partnership pursuant to Rule 13d-4 of the Exchange Act.

(5)
ALPS Advisors, Inc., a Colorado corporation, filed a Schedule 13G on January 26, 2017 to report that, as of December 31, 2016, it had shared voting and dispositive power over 17,181,855 common units of the Partnership. ALPS Advisors, Inc. disclaims beneficial ownership of the 17,181,855 common units of the Partnership pursuant to Rule 13d-4 of the Exchange Act.

(6)	Mr. Hennigan's spouse has voting and investment power with respect to 14,400 of these units.

(7)
On October 8, 2015, the Partnership issued 9,416,196 Class B units to ETP. The Class B units have the same terms and conditions of voting rights as the Partnership's common units, but are not entitled to receive quarterly distributions that are made on the Partnership's common units.

The following table sets forth certain information regarding beneficial ownership of the common units representing limited partnership interests of ETP as of February 22, 2017 by directors of our general partner, by each NEO and by all directors and NEOs of our general partner as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the ETP common units shown in the table.

Name of Beneficial Owner	Common Units of Energy Transfer Partners, L.P. Beneficially Owned (1)	Percentage of Energy Transfer Partners, L.P Common Units Beneficially Owned
Steven R. Anderson	10,025	*
Scott A. Angelle	—	*
Basil Leon Bray	3,142	*
Michael J. Hennigan	—	*
Thomas P. Mason (2)	10,385	*
Marshall S. ("Mackie") McCrea, III (2) (3)	351,710	*
Peter J. Gvazdauskas	—
Kathleen Shea-Ballay	879	*
Kurt A. Lauterbach	—	*
David R. Chalson	—	*
All directors and executive officers as a group (10 persons)	376,141	*

*	Less than 0.5 percent.
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
As of February 22, 2017, ETP, the controlling owner of our general partner, owns a 24.0 percent partnership interest in us, which includes a 1.3 percent general partner interest (through its controlled subsidiary Sunoco Partners LLC), 67.1 million common units, representing a 19.9 percent limited partner interest in us, and 9.4 million Class B units, representing a 2.8 percent limited partner interest in us. The general partner's ability to manage and operate us effectively gives the general partner the ability to control us.
We have various operating and administrative agreements with ETP and its affiliates, including agreements for administrative services, agreements to supply crude oil, NGLs and refined products, agreements to provide pipeline and terminalling services, agreements relating to the Partnership's participation in the Bayou Bridge and Bakken pipeline projects, and agreements in connection with the acquisition of the Marcus Hook Facility. The material agreements with ETP and its affiliates are discussed in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Agreements with Related Parties."
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
Operational Stage

Payments to the general partner and its affiliates
We paid the general partner an administrative fee, $10 million for the year ended December 31, 2016, for the provision of various general and administrative services for our benefit. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of the general partner who provide services to us. The general partner has sole discretion in determining the amount of these expenses.

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
The Audit Committee appointed Grant Thornton LLP as our principal accountant to conduct the audit of our financial statements for the years ended December 31, 2016 and 2015.
The following table presents the aggregate fees billed by Grant Thornton LLP for audit and other professional services for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
Type of Fee	2016	2015
	(in millions)
Audit Fees (1)	$1.5	$1.5
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$1.5	$1.5

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

2.1*
Asset and Membership Interest Purchase and Sale Agreement between Texon Distributing L.P. d/b/a Texon L.P. and Butane Acquisition I LLC, dated as of June 25, 2010 (incorporated by reference to Exhibit 2.1 of Form 10-Q, File No. 1-31219, filed August 4, 2010)

2.1.1*
Schedules and Exhibits to Asset and Membership Interest Purchase and Sale Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(b)(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.1.1 of Form 10-Q, File No. 1-31219, filed August 4, 2010)

2.2*
Membership Interest Purchase Agreement, dated as of August 2, 2016, by and between Bakken Holdings Company LLC and MarEn Bakken Company LLC (incorporated by reference to Exhibit 2.1 of Form 10-Q, File No. 1-31219, filed November 9, 2016)

2.2.1*
Schedules and Exhibits to Membership Interest Purchase Agreement omitted from this filing. Registrant hereby undertakes, pursuant to Regulation S-K Item 601(b)(2) to furnish any such schedules and exhibits to the SEC supplementally, upon request (incorporated by reference to Exhibit 2.1.1 of Form 10-Q, File No. 1-31219, filed November 9, 2016)

2.2.2	Amendment to the Membership Interest Purchase Agreement, dated as of December 15, 2016, by and between Bakken Holdings Company LLC and MarEn Bakken Company LLC

2.3*
Agreement and Plan of Merger, dated as of November 20, 2016, by and among Energy Transfer Partners, L.P., Energy Transfer Partners, GP, L.P., Sunoco Logistics Partners L.P., Sunoco Partners LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K of SXL filed with the SEC on November 21, 2016)

2.3.1*
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 16, 2016, by and among Sunoco Logistics Partners L.P., Sunoco Partners LLC, SXL Acquisition Sub LLC, SXL Acquisition Sub LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETP Acquisition Sub, LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.2 of Form 8-K of SXL filed with the SEC on December 21, 2016)

3.1*	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 of Form S-1 Registration Statement, File No. 333-71968, filed October 22, 2001)

3.1.1*
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

Exhibit No.	Exhibit No.

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
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of August 28, 2015 (incorporated by reference to Exhibit 3.2 of Form 8-K, File No. 1-31219, filed September 1, 2015)

3.4.6*
Amendment No. 6 to Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of October 8, 2015 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed October 15, 2015)

3.4.7*
Amendment No. 7 to Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of September 26, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed September 26, 2016)

3.5*
Fifth Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC, dated October 31, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed November 1, 2013)

4.1*
Indenture, dated as of December 16, 2005, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, Sunoco Partners Marketing & Terminals L.P., as subsidiary guarantor, Sunoco Pipeline L.P., as subsidiary guarantor, and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-3, File No. 333-130564, filed December 21, 2005)

4.1.1*
First Supplemental Indenture, dated as of May 8, 2006, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, Sunoco Partners Marketing & Terminals L.P., as subsidiary guarantor, Sunoco Pipeline L.P., as subsidiary guarantor, and Citibank, N.A., as trustee (incorporated by reference to Exhibit 1.3 of Form 8-K, File No. 1-31219, filed May 8, 2006)

4.1.2*
Second Supplemental Indenture, dated as of February 6, 2009, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 1.2 of Form 8-K, File No. 1-31219, filed February 6, 2009)

4.1.3*
Third Supplemental Indenture, dated as of February 12, 2010, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 1.2 of Form 8-K, File No. 1-31219, filed February 12, 2010)

4.1.4*
Fourth Supplemental Indenture, dated as of February 12, 2010, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 1.3 of Form 8-K, File No. 1-31219, filed February 12, 2010)

4.1.5*
Fifth Supplemental Indenture, dated as of August 2, 2011, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 1.2 of Form 8-K, File No. 1-31219, filed August 2, 2011)

Exhibit No.	Description

4.1.6*
Sixth Supplemental Indenture, dated as of August 2, 2011, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 1.3 of Form 8-K, File No. 1-31219, filed August 2, 2011)

4.1.7*
Seventh Supplemental Indenture, dated as of January 10, 2013, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No.1-31219, filed January 10, 2013)

4.1.8*
Eighth Supplemental Indenture, dated as of January 10, 2013, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, File No.1-31219, filed January 10, 2013)

4.1.9*
Ninth Supplemental Indenture, dated as of April 3, 2014, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-31219, filed April 3, 2014)

4.1.10*
Tenth Supplemental Indenture, dated as of April 3, 2014, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, File No. 1-31219, filed April 3, 2014)

4.1.11*
Eleventh Supplemental Indenture, dated as of November 17, 2014, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, File No. 1-31219, filed November 17, 2014)

4.1.12*
Twelfth Supplemental Indenture, dated as of November 17, 2015, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-31219, filed November 17, 2015)

4.1.13*
Thirteenth Supplemental Indenture, dated as of November 17, 2015, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, File No. 1-31219, filed November 17, 2015)

4.1.14*
Fourteenth Supplemental Indenture, dated as of July 12, 2016, by and among Sunoco Logistics Partners Operations L.P., as issuer, Sunoco Logistics Partners L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-31219, filed July 12, 2016)

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

10.6.2*
Michael J. Hennigan and Marshall S. (Mackie) McCrea, III Form of December 2014 Time-Vested Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6.2 of Form 10-K, File No. 1-31219, filed February 26, 2016)

10.6.3*
Form of Time-Vested Restricted Unit Agreement under the Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated as of December 1, 2015 (incorporated by reference to Exhibit 10.6.3 of Form 10-K, File No. 1-31219, filed February 26, 2016)

10.7*
Sunoco Partners LLC Amended and Restated Annual Short-Term Incentive Bonus Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed May 8, 2014)

10.8**
Crude Oil Pipeline Throughput and Deficiency Agreement between Motiva Enterprises LLC and Sunoco Pipeline L.P., dated as of December 15, 2006 (incorporated by reference to Exhibit 10.19 of Form 10-K, File No. 1-31219, filed February 23, 2007)

10.9**
Marine Dock and Terminalling Agreement between Motiva Enterprises LLC and Sunoco Partners Marketing & Terminals L.P., dated as of December 15, 2006 (incorporated by reference to Exhibit 10.20 of Form 10-K, File No. 1-31219, filed February 23, 2007)

10.10*
Membership Interest Purchase Agreement, effective as of July 27, 2006, between Sunoco, Inc. and Sunoco Pipeline Acquisition LLC (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed August 2, 2006)

10.11**
Product Terminal Services Agreement, dated as of May 1, 2007, among Sunoco, Inc. (R&M) and Sunoco Partners Marketing & Terminals L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed July 31, 2007)

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

Exhibit No.	Description

10.14*
Letter Agreement dated November 2, 2011, by and between Sunoco Partners LLC and Michael J. Hennigan, President and Chief Operating Officer (incorporated by reference to Exhibit 10.3 of Form 10-Q, File No. 1-31219, filed November 3, 2011)

10.15*
Letter Agreement with Michael J. Hennigan, President and Chief Executive Officer, dated October 4, 2012 (incorporated by reference to Exhibit 10.3 of Form 10-Q, File No. 1-31219, filed November 8, 2012)

10.16*
Exchange Agreement, dated as of September 16, 2015, between Energy Transfer Partners, L.P., La Grange Acquisition, L.P., Sunoco Logistics Partners L.P. and Sunoco Pipeline L.P. for membership interest in Bakken Holdings Company LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-31219, filed October 15, 2015)

10.17*
Unitholder Agreement, dated as of October 8, 2015, between Energy Transfer Partners, L.P. and Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 1-31219, filed October 15, 2015)

10.18*
$2,500,000,000 Amended and Restated Credit Agreement, dated as of March 20, 2015, among Sunoco Logistics Partners Operations L.P., as the Borrower; Sunoco Logistics Partners L.P., as the Guarantor; Citibank, N.A., as Administrative Agent, Swingline Lender and a LC Issuer; and the other LC Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed May 7, 2015)

10.19*
Amendment No. 1 to the $2,500,000,000 Amended and Restated Credit Agreement, dated as of June 29, 2015, among Sunoco Logistics Partners Operations L.P., as the Borrower; Sunoco Logistics Partners L.P., as the Guarantor; Citibank, N.A., as Administrative Agent, Swing Line Lender and a LC Issuer; and the other LC Issuers and Lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 10-Q, File No. 1-31219, filed August 6, 2015)

10.20**
Agreement and Plan of Merger, dated as of April 29, 2012 by and among Sunoco, Inc., Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 99.1 of Form 8-K, File No. 1-31219, filed May 2, 2012)

10.21*
Energy Transfer Partners Deferred Compensation Plan for Former Sunoco Executives effective October 5, 2012 (incorporated by reference to Exhibit 10.21 of Form 10-K, File No. 1-31219, filed February 26, 2016)

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

101.1
The following consolidated financial information from Sunoco Logistics Partners L.P.'s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Equity; and, (v) the Notes to the Consolidated Financial Statements.

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

Peter J. Gvazdauskas
Chief Financial Officer and Treasurer
February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 24, 2017.

STEVEN R. ANDERSON*	THOMAS P. MASON*

Steven R. Anderson Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Thomas P. Mason Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

SCOTT A. ANGELLE*	MARSHALL S. MCCREA III*

Scott A. Angelle Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Marshall S. McCrea III Director (Chairman) of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.

BASIL LEON BRAY*	MICHAEL D. GALTMAN*

Basil Leon Bray Director of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P.	Michael D. Galtman Controller and Chief Accounting Officer of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Accounting Officer)

MICHAEL J. HENNIGAN*

Michael J. Hennigan Director, President and Chief Executive Officer of Sunoco Partners LLC, General Partner of Sunoco Logistics Partners L.P. (Principal Executive Officer)

ITEM 16.	FORM 10-K SUMMARY
None.