Form 10-Q
period 2017-03-31
Energy Transfer Partners, L.P.
filed 2017-05-04
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number 1-31219
 ENERGY TRANSFER PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	23-3096839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8111 Westchester Drive, Suite 600, Dallas, TX	75225
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 981-0700
Sunoco Logistics Partners L.P.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  ☒      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒
At May 1, 2017, the number of the registrant's Common Units outstanding were 1,167,434,453.

ENERGY TRANSFER PARTNERS, L.P.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENERGY TRANSFER PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per unit amounts, unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Sales and other operating revenue:
Unaffiliated customers	$3,071	$1,668
Affiliates (Note 4)	148	109
Gain on sale of investment in affiliate (Note 2)	483	—
Total Revenues	3,702	1,777
Costs and Expenses
Cost of products sold	2,891	1,413
Operating expenses	21	23
Selling, general and administrative expenses	32	26
Depreciation and amortization expense	125	106
Impairment charge and other matters (Notes 6 and 16)	(2)	26
Total Costs and Expenses	3,067	1,594
Operating Income	635	183
Interest cost and debt expense, net	(73)	(65)
Capitalized interest	33	26
Other income	10	7
Income Before Provision for Income Taxes	605	151
Provision for income taxes (Note 8)	(10)	(5)
Net Income	595	146
Net income attributable to noncontrolling interests	(10)	(1)
Net Income Attributable to Partners	585	145
Less: General Partner's interest	(113)	(90)
Limited Partners' interest	$472	$55

Net Income Attributable to Partners per Limited Partner unit (Note 5):
Basic	$1.42	$0.18
Diluted	$1.42	$0.18

Weighted average Limited Partners' units outstanding (Note 5):
Basic	331.8	282.5
Diluted	332.8	283.1

Net Income	$595	$146
Adjustment to affiliate's pension funded status	1	1
Other Comprehensive Income	1	1
Comprehensive Income	596	147
Less: Comprehensive income attributable to noncontrolling interests	(10)	(1)
Comprehensive Income Attributable to Partners L.P.	$586	$146
(See Accompanying Notes)

ENERGY TRANSFER PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$38	$41
Accounts receivable, net	1,877	1,555
Accounts receivable, affiliated companies (Note 4)	40	44
Inventories (Note 6)	967	934
Note receivable, affiliated companies (Note 4)	—	301
Other current assets	9	31
Total Current Assets	2,931	2,906
Properties, plants and equipment	14,480	13,551
Less accumulated depreciation and amortization	(1,331)	(1,227)
Properties, plants and equipment, net	13,149	12,324
Investment in affiliates	662	952
Goodwill	1,613	1,609
Intangible assets, net (Note 7)	1,504	977
Other assets	77	81
Total Assets	$19,936	$18,849
Liabilities and Equity
Accounts payable	$2,017	$1,750
Accounts payable, affiliated companies (Note 4)	78	63
Accrued liabilities	330	287
Accrued taxes payable (Note 8)	44	38
Total Current Liabilities	2,469	2,138
Long-term debt (Note 9)	6,760	7,313
Other deferred credits and liabilities	130	133
Deferred income taxes (Note 8)	256	257
Total Liabilities	9,615	9,841
Commitments and contingent liabilities (Note 10)
Redeemable noncontrolling interests	15	15
Redeemable Limited Partners' interests (Notes 1 and 2)	300	300
Total Equity	10,006	8,693
Total Liabilities and Equity	$19,936	$18,849
(See Accompanying Notes)

ENERGY TRANSFER PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$595	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	125	106
Impairment charge and other matters	(2)	26
Gain on sale of investment in affiliate	(483)	—
Deferred income tax expense (benefit)	(1)	—
Amortization of bond premium	(2)	(3)
Non-cash compensation expense	6	5
Equity in earnings of unconsolidated affiliates	(9)	(8)
Distributions from unconsolidated affiliates	8	5
Changes in working capital pertaining to operating activities:
Accounts receivable, net	(337)	(6)
Accounts receivable, affiliated companies	4	(23)
Inventories	(31)	(102)
Accounts payable, affiliated companies	15	(19)
Accounts payable and accrued liabilities	246	(16)
Accrued taxes payable	6	(11)
Unrealized (gains) losses on commodity risk management activities	(24)	13
Other	1	7
Net cash provided by operating activities	117	120
Cash Flows from Investing Activities:
Capital expenditures	(395)	(580)
Proceeds from sale of investment in affiliate	800	—
Change in note receivable, affiliated companies	301	—
Change in long-term note receivable	(1)	(1)
Net cash provided by (used in) investing activities	705	(581)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(272)	(216)
Distributions paid to noncontrolling interests	(4)	(1)
Net proceeds from issuance of limited partner units	—	301
Repayments under credit facilities	(1,725)	(813)
Borrowings under credit facilities	1,173	1,193
Contributions attributable to acquisition from affiliate	1	3
Contributions from noncontrolling interests	2	—
Net cash provided by (used in) financing activities	(825)	467
Net change in cash and cash equivalents	(3)	6
Cash and cash equivalents at beginning of period	41	37
Cash and cash equivalents at end of period	$38	$43
(See Accompanying Notes)

ENERGY TRANSFER PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Limited Partners	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 1, 2016	$6,577	$944	$—	$34	$7,555
Net Income	55	90	—	1	146
Adjustment to affiliate's pension funded status	—	—	1	—	1
Total comprehensive income (loss)	55	90	1	1	147
Issuance of limited partner units to the public	301	—	—	—	301
Non-cash compensation expense	5	—	—	—	5
Distribution equivalent rights	(1)	—	—	—	(1)
Distributions	(131)	(85)	—	(1)	(217)
Contributions attributable to acquisition from affiliate	3	—	—	—	3
Decrease attributable to Class B units	(4)	—	—	—	(4)
Other	—	1	—	—	1
Balance at March 31, 2016	$6,805	$950	$1	$34	$7,790

Balance at January 1, 2017	$7,700	$960	$—	$33	$8,693
Net Income	472	113	—	10	595
Adjustment to affiliate's pension funded status	—	—	1	—	1
Total comprehensive income	472	113	1	10	596
Non-cash compensation expense	6	—	—	—	6
Distribution equivalent rights	(2)	—	—	—	(2)
Distributions	(167)	(105)	—	(4)	(276)
Contributions attributable to acquisition from affiliate	1	—	—	—	1
Contributions from noncontrolling interests	—	—	—	988	988
Balance at March 31, 2017	$8,010	$968	$1	$1,027	$10,006
(See Accompanying Notes)

ENERGY TRANSFER PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Basis of Presentation
Energy Transfer Partners, L.P. (formerly named "Sunoco Logistics Partners L.P.", as discussed below) is a consolidated subsidiary of Energy Transfer Equity, L.P. ("ETE").
In April 2017, Sunoco Logistics Partners L.P. ("SXL") and Energy Transfer Partners, L.P. ("ETP") completed the previously announced merger (the "Merger") of an indirect subsidiary of SXL, with and into ETP, with ETP surviving the merger as a wholly-owned subsidiary of SXL. Concurrent with the Merger, SXL’s general partner, Sunoco Partners LLC ("SXL GP"), merged with ETP’s general partner, Energy Transfer Partners GP, L.P. ("ETP GP"), with ETP GP surviving and becoming the general partner of SXL, owning the general partner interest and incentive distribution rights in SXL, which remain unchanged following the Merger. In connection with the Merger, each ETP common unit converted into the right to receive 1.5 SXL common units. Based on the ETP units outstanding, SXL issued approximately 845 million SXL common units to ETP unitholders. The outstanding ETP Class E units, Class G units, Class I units and Class K units at the effective time of the Merger were converted into an equal number of newly created classes of SXL units, with the same rights, preferences, privileges, duties and obligations as such classes of ETP units had immediately prior to the closing of the Merger. Additionally, the outstanding SXL common units and SXL Class B units owned by ETP at the effective time of the Merger were cancelled.
As part of the completion of the merger, Sunoco Logistics Partners L.P. changed its name to Energy Transfer Partners, L.P., and its common units began trading on the New York Stock Exchange ("NYSE") under the "ETP" ticker symbol on May 1, 2017. Also effective with the completion of the merger, ETP ceased to be a publicly traded partnership, and its common units discontinued trading on the NYSE.
For purposes of maintaining clarity, the following references are used herein:

–	References to "SXL" and the "Partnership" refer to the entity named Sunoco Logistics Partners L.P. prior to the close of the Merger;

–	References to "ETP" refer to the entity named Energy Transfer Partners, L.P. prior to the close of the Merger; and

–	References to "Post-Merger ETP" refer to the consolidated entity named Energy Transfer Partners, L.P. subsequent to the close of the Merger.
Unless otherwise noted, the disclosures and financial information included in this report for the periods ended March 31, 2017 and 2016, and as of March 31, 2017 and December 31, 2016, reflect that of SXL.
SXL is a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of geographically diverse portfolio of integrated pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, natural gas liquids ("NGLs") and refined products. The Partnership conducts its business activities in 39 states located throughout the United States. The Partnership reports the financial results of its activities in the following segments: Crude Oil, Natural Gas Liquids and Refined Products; which provide investors with a view consistent with Management's strategic decision making process and resource allocation methodology.
The consolidated financial statements reflect the results of the Partnership and its wholly-owned subsidiaries, the proportionate shares of the Partnership's undivided interests in assets, and the accounts of entities in which the Partnership has a controlling financial interest. A controlling financial interest is evidenced by either a voting interest greater than 50 percent or a risk and rewards model that identifies the Partnership or one of its subsidiaries as the primary beneficiary of a variable interest entity. The Partnership currently holds a controlling financial interest in Inland Corporation ("Inland"), Mid-Valley Pipeline Company ("Mid-Valley"), Price River Terminal, LLC ("PRT"), and, effective February 1, 2017, Permian Express Partners LLC ("PEP"), a joint venture with ExxonMobil. These entities are reflected as consolidated subsidiaries of the Partnership. The Partnership is not the primary beneficiary of any variable-interest entities ("VIEs"). All significant intercompany accounts and transactions are eliminated in consolidation, and noncontrolling interests in net income and equity are shown separately in the condensed consolidated statements of comprehensive income and equity. Equity ownership interests in corporate joint ventures in which the Partnership does not have a controlling financial interest, but over which the Partnership can exercise significant influence, are accounted for under the equity method of accounting.

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
The Partnership is in the process of evaluating its revenue contracts by segment and fee type to determine the potential impact of adopting the new standard. At this point in the evaluation process, it has been determined that the timing and/or amount of revenue recognized on certain contracts will be impacted by the adoption of the new standard; however, the process of quantifying these impacts is ongoing and an assessment of materiality in relation to the financial statements has not yet been determined. In addition, the Partnership is in the process of implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The Partnership will continue to monitor for additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing conclusions on specific interpretative issues to other peers in the industry, to the extent that such information is available.
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in annual financial statements contained in Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the Partnership's audited financial statements for the year ended December 31, 2016. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal, recurring nature. The Partnership expects the interim increase in the quantity of its crude oil inventory to decline by year end and therefore has adjusted its interim LIFO calculation to produce a reasonable matching of the most recently incurred costs with current revenues. Results for the three months ended March 31, 2017 are not necessarily indicative of results for the full year 2017.
Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. Changes in Business and Other Matters
Bayou Bridge Pipeline
The Partnership is party to an agreement with ETP and Phillips 66 to participate in the ownership of the Bayou Bridge Pipeline project. The Partnership maintains a 30 percent economic interest in the project which, combined with ETP's 30 percent interest, is reflected as a consolidated subsidiary of ETP. The project consists of a newly constructed pipeline that will deliver crude oil from Nederland, Texas to refinery markets in Louisiana. Commercial operations from Nederland, Texas to Lake Charles, Louisiana commenced in the second quarter 2016, with continued progress on an extension of the pipeline segment to St. James, Louisiana, which is expected to commence operations in the fourth quarter 2017. The Partnership is the operator of the pipeline and will continue to fund its proportionate share of the cost of the project, which is accounted for as an equity method investment within the Partnership's Crude Oil segment.

Bakken Pipeline
In October 2015, the Partnership finalized its participation in the Bakken Pipeline project with Energy Transfer Partners, L.P. ("ETP") and Phillips 66. The Partnership obtained a 30 percent economic interest in the project which is a consolidated subsidiary of ETP. The project consists of existing and newly constructed pipelines that are expected to provide aggregate takeaway capacity of approximately 450 thousand barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to key refinery and terminalling hubs in the Midwest and Gulf Coast, including the Partnership's Nederland terminal. The ultimate takeaway capacity target for the project is 570 thousand barrels per day. Commercial operations are expected to commence in the second quarter of 2017. The Partnership's investment in the Bakken Pipeline project is reflected as an equity method investment within the Crude Oil segment.
In exchange for its 30 percent economic interest in the project, the Partnership issued 9.4 million Class B units to ETP, representing limited partner interests in the Partnership, and paid $382 million in cash to cover the Partnership's proportionate share of contributions at the time of closing. Since the interest in the project was acquired from a related party, the Partnership's initial investment was recorded at ETP's historical carrying value. See Note 1 for additional information on the termination of the Class B units resulting from the Partnership's merger with ETP in April 2017.
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
Borrowings under the credit facility are secured by all assets of the Bakken entities, as well as the ownership interests maintained by the joint partners. At March 31, 2017, there was $2.5 billion outstanding under the Bakken credit facility.
In February 2017, the Partnership and ETP completed the sale of 49 percent of their respective interests in the Bakken Pipeline project for $2.0 billion to MarEn Bakken Company LLC, an entity jointly owned by MPLX LP and Enbridge Energy Partners, L.P. The Partnership received $800 million for its interest, resulting in a gain of $483 million on the proportionate carrying value of the Partnership's previously held equity interest. Subsequent to closing, the Partnership's ownership interest in the Bakken Pipeline project was 15.3 percent. ETP continues to consolidate the Bakken Pipeline project, and its total ownership interest, including the Partnership's interest, was 38.25 percent after the sale.
Permian Express Partners
In February 2017, the Partnership formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil. The Partnership contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. The Partnership's initial ownership percentage is approximately 85 percent. Upon commencement of operations on the Bakken pipeline, the Partnership will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. The Partnership maintains a controlling financial and voting interest in PEP and operates all of the entity's assets. As a result, PEP is reflected as a consolidated subsidiary of the Partnership with its operating results included in the Crude Oil segment.
The Partnership recognized the following preliminary fair value amounts in its condensed consolidated balance sheet in connection with the formation of PEP: cash and cash equivalents ($2 million); properties, plants and equipment ($435 million); intangible assets ($547 million) attributable to customer relationships; goodwill ($4 million); and noncontrolling interest ($988 million).
No pro forma information has been presented, as the impact of these investments was not material to the Partnership's consolidated financial position or results of operations.

3. Acquisitions
In November 2016, the Partnership completed an acquisition from Vitol, Inc. ("Vitol") of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provided the Partnership with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50 percent interest in Permian Express Terminal LLC ("PET"), formerly named SunVit Pipeline LLC, which increased the Partnership's overall ownership of PET to 100 percent. PET connects the Midland terminal to the Partnership's Permian Express 2 pipeline, a key takeaway to bring Permian crude oil to multiple markets. The acquisition is included in the Crude Oil segment.
The $769 million purchase price, net of cash received, consisted primarily of the following preliminary fair value allocations: net working capital ($13 million) largely attributable to inventory and receivables; properties, plants and equipment ($286 million) primarily related to pipeline and terminalling assets; intangible assets ($313 million) attributable to customer relationships; and an increase to goodwill ($251 million). The consolidation of PET resulted in a $41 million gain which represented the difference between the carrying value of the Partnership's previously held equity interest and the fair value on the date of acquisition.
No pro forma information has been presented, as the impact of the acquisitions was not material in relation to the Partnership's consolidated financial position or results of operations in 2016.

4. Related Party Transactions
At March 31, 2017, the Partnership was a consolidated subsidiary of ETP. ETP and one of its affiliates owned Sunoco Partners LLC, the Partnership's general partner, and a 23 percent limited partner interest in the Partnership, including the Class B units issued in October 2015. The Partnership has various operating and administrative agreements with ETP and its affiliates, which include the agreements described below.
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

5. Net Income Attributable to Partners per Limited Partner Unit
The general partner's interest in net income attributable to partners consists of its general partner interest and "incentive distributions," which are increasing percentages of up to 50 percent of quarterly distributions in excess of $0.0833 per common unit. In September 2016, the Partnership entered into an amendment of its Limited Partnership Agreement to temporarily reduce the incentive distributions received by the general partner over a two-year period, beginning in the third quarter 2016 (see Note 12). The general partner was allocated net income attributable to partners of $113 and $90 million (representing 19 and 62 percent of total net income attributable to partners) for the three months ended March 31, 2017 and 2016, respectively. Diluted net income attributable to partners per limited partner unit is calculated by dividing the limited partners' interest in net income attributable to partners by the sum of the weighted average number of common and Class B units outstanding and the dilutive effect of unvested incentive unit awards (see Note 13).
For the three months ended March 31, 2016, net income attributable to partners was reduced by $4 million in determining earnings per limited partner unit in accordance with accounting guidance applicable to the Class B units, which are reflected as redeemable limited partner interests.
The following table sets forth the reconciliation of the weighted average number of limited partner and Class B units used to compute basic net income attributable to partners per limited partner unit to those used to compute diluted net income attributable to partners per limited partner unit for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Weighted average number of units outstanding, basic	331.8	282.5
Add effect of dilutive incentive awards	1.0	0.6
Weighted average number of units, diluted	332.8	283.1

6. Inventories
The components of inventories are as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Crude oil	$784	$683
NGLs	84	126
Refined products	84	110
Refined products additives	2	3
Materials, supplies and other	13	12
Total Inventories	$967	$934
The Partnership's lower of cost or market ("LCM") reserves totaled $226 and $22 million, respectively, on its crude oil and NGLs inventories at March 31, 2017. At December 31, 2016, the LCM reserves totaled $233 and $17 million on the Partnership's crude oil and NGLs inventories, respectively. See Note 16 for additional information on the LCM adjustments related to the Partnership's LIFO inventory balances, which are reported as impairment charge and other matters within the condensed consolidated statement of comprehensive income.

7. Goodwill and Intangible Assets
Intangible Assets
The components of intangible assets are as follows:

	Weighted Average Amortization Period	March 31, 2017	December 31, 2016
	(in years)	(in millions)
Gross
Customer relationships	20	$1,696	$1,149
Technology	10	47	47
Total gross		1,743	1,196
Accumulated amortization
Customer relationships		(218)	(199)
Technology		(21)	(20)
Total accumulated amortization		(239)	(219)
Total Net		$1,504	$977
The $547 million increase in the Partnership's intangible assets is attributable to customer relationships that were recorded in connection with the formation of PEP. See Notes 2 and 11 for additional information.
Amortization expense was $20 and $13 million for the three months ended March 31, 2017 and 2016, respectively. The Partnership forecasts annual amortization expense of $89 million in year 2017, and $91 million of annual amortization expense for each year thereafter through 2021, for these intangible assets.
Intangible assets associated with rights of way are included in properties, plants and equipment in the Partnership's condensed consolidated balance sheets.
Goodwill
Goodwill, which represents the excess of the purchase price in a business combination over the fair value of net assets acquired, is tested for impairment annually in the fourth quarter, or more often if events or changes in circumstances indicate that the carrying value of goodwill may exceed its estimated fair value. The Partnership's goodwill balance was $1,613 and $1,609 million at March 31, 2017 and December 31, 2016, respectively. The $4 million increase was attributable to the formation of PEP.
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

9. Debt
The components of the Partnership's debt balance are as follows:

	March 31, 2017	December 31, 2016

Credit Facilities	(in millions)
$2.50 billion Credit Facility, due March 2020 (1)	$740	$1,292
$1.0 billion 364-Day Credit Facility, due December 2017 (2)	630	630

Senior Notes
Senior Notes - 5.50%, due February 2020	250	250
Senior Notes - 4.40%, due April 2021	600	600
Senior Notes - 4.65%, due February 2022	300	300
Senior Notes - 3.45%, due January 2023	350	350
Senior Notes - 4.25% due April 2024	500	500
Senior Notes - 5.95%, due December 2025	400	400
Senior Notes - 3.90%, due July 2026	550	550
Senior Notes - 6.85%, due February 2040	250	250
Senior Notes - 6.10%, due February 2042	300	300
Senior Notes - 4.95%, due January 2043	350	350
Senior Notes - 5.30% due April 2044	700	700
Senior Notes - 5.35% due May 2045	800	800
Unamortized fair value adjustments (3)	82	84
Total debt	6,802	7,356
Less:
Unamortized bond discount and debt issuance costs	(42)	(43)
Long-term debt	$6,760	$7,313

(1)	Includes $128 and $50 million of commercial paper outstanding at March 31, 2017 and December 31, 2016, respectively.

(2)
The $1.0 billion 364-Day Credit Facility, including its $630 million term loan, is classified as long-term debt at March 31, 2017 as the Partnership has the ability and intent to refinance such borrowings on a long-term basis.

(3)
Represents fair value adjustments on senior notes resulting from the application of push-down accounting in connection with the acquisition of the Partnership's general partner by ETP on October 5, 2012.

Credit Facilities
The Partnership maintains a $2.50 billion unsecured revolving credit facility (the "$2.50 billion Credit Facility") which matures in March 2020. The $2.50 billion Credit Facility is used to fund the Partnership's working capital requirements, finance acquisitions and capital projects, and be used for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. The $2.50 billion Credit Facility includes a segregated tranche of borrowings that are guaranteed by ETP, as well as a commercial paper program that is subject to the borrowing limits under the $2.50 billion Credit Facility. The $2.50 billion Credit Facility bears interest at LIBOR or the Base Rate (as defined in the facility), each plus an applicable margin. The credit facility may be repaid at any time.
The $2.50 billion Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and related to the operation and conduct of the business of the Partnership and its subsidiaries. The credit facility also limits the Partnership, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. The Partnership's ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 4.2 to 1 at March 31, 2017, as calculated in accordance with the credit agreement.
In December 2016, the Partnership entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility") with a total lending capacity of $1.0 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants. The 364-Day Credit Facility is used to fund the Partnership's working capital requirements and for general partnership purposes. The facility bears interest at LIBOR or the Base Rate, as defined in the facility, each plus an applicable margin. In connection with the Partnership's merger with ETP, the 364-Day Credit Facility is expected to be terminated and repaid in the second quarter 2017.
See Note 2 for additional information on the Bakken Pipeline project-level financing.
Senior Notes
The Partnership had $175 million of 6.125 percent Senior Notes which matured and were repaid in May 2016, using borrowings under the $2.50 billion Credit Facility.
In July 2016, the Partnership issued $550 million of 3.90 percent Senior Notes (the "2026 Senior Notes"), due July 2026, for net proceeds of $544 million. The terms and conditions of the 2026 Senior Notes are comparable to those of the Partnership's other outstanding senior notes. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.

10. Commitments and Contingent Liabilities
The Partnership is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations can result in liabilities and loss contingencies for remediation at the Partnership's facilities and at third-party or formerly owned sites. At March 31, 2017 and December 31, 2016, there were accrued liabilities for environmental remediation in the condensed consolidated balance sheets of $6 and $4 million, respectively. The accrued liabilities for environmental remediation do not include any amounts attributable to unasserted claims, since there are no unasserted claims that are probable of settlement or are reasonably estimable, nor have any recoveries from insurance been assumed. Charges against income for environmental remediation totaled $3 and $2 million for the three months ended March 31, 2017 and 2016, respectively. The Partnership maintains insurance programs that cover certain of its existing or potential environmental liabilities. Claims for recovery of environmental liabilities and previous expenditures that are probable of realization were not material in relation to the Partnership's consolidated financial position at March 31, 2017.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites; the determination of the extent of the contamination at each site; the timing and nature of required remedial actions; the technology available and needed to meet the various existing legal requirements; the nature and extent of future environmental laws, inflation rates and the determination of the Partnership's liability at multi-party sites, if any, in light of uncertainties with respect to joint and several liability; and the number, participation levels and financial viability of other parties. Management believes it is reasonably possible that additional environmental remediation losses will be incurred. At March 31, 2017, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $14 million.
The Partnership is a party to certain pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, nor can a range of reasonably possible losses be determined, it is reasonably possible that some portion of them could be resolved unfavorably for the Partnership. Management does not believe that any liabilities which may arise from such claims or the environmental matters discussed above would be material in relation to the Partnership's financial position, results of operations or cash flows at March 31, 2017. Furthermore, management does not believe that the overall costs for such matters will have a material impact, over an extended period of time, on the Partnership's financial position, results of operations or cash flows.
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
Management of the Partnership does not believe that any liabilities which may arise from claims indemnified by Sunoco would be material in relation to the Partnership's financial position, results of operations or cash flows at March 31, 2017. There are certain other pending legal proceedings related to matters arising after the IPO that are not indemnified by Sunoco. Management believes that any liabilities that may arise from these legal proceedings will not be material in relation to the Partnership's financial position, results of operations or cash flows at March 31, 2017.

11. Equity
The changes in the number of common units outstanding from January 1, 2016 through March 31, 2017 are as follows:

Common Units
(in millions)
Balance at January 1, 2016	268.8
Units issued in public offering	24.2
Units issued under ATM program	29.1
Units issued under incentive plans	0.3
Balance at December 31, 2016	322.4
Units issued in public offering	—
Units issued under ATM program	—
Units issued under incentive plans	—
Balance at March 31, 2017	322.4
The Partnership maintains an at-the-market equity offering program ("ATM" program) which allows it to issue common units directly to the public and raise capital in a timely and efficient manner to finance its growth capital program, while supporting the Partnership's investment grade credit ratings. There was no activity under the ATM program for the three months ended March 31, 2017. For the three months ended March 31, 2016, the Partnership issued 12.1 million common units under this program, for proceeds of $301 million, net of $3 million in fees and commissions to managers.
In September and October 2016, the Partnership completed a public offering of 24.2 million total common units for net proceeds of $644 million. The net proceeds from this offering were used to partially fund the acquisition from Vitol (Note 3).
Formation of Permian Express Partners
In connection with the formation of PEP in February 2017, the Partnership recognized a noncontrolling interest of $988 million attributable to the fair value of ExxonMobil's proportionate ownership interest. See Note 2 for additional information.

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

The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of the Partnership's common units through March 31, 2017:

			Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount		General Partner		Unitholders
Minimum Quarterly Distribution		$0.0750	1%		99%
First Target Distribution	up to	$0.0833	1%		99%
Second Target Distribution	above	$0.0833	14%	(1)	86%
	up to	$0.0958
Third Target Distribution	above	$0.0958	36%	(1)	64%
	up to	$0.2638
Thereafter	above	$0.2638	49%	(1)	51%

(1)	Includes general partner interest.

The distributions paid by the Partnership for the periods presented were as follows:

Cash Distribution Payment Date	Cash Distribution per Limited Partner Unit	Total Cash Distribution to the Limited Partners	Total Cash Distribution to the General Partner
		(in millions)	(in millions)
February 14, 2017	$0.5200	$167	$105
November 14, 2016	$0.5100	$164	$102
August 12, 2016	$0.5000	$149	$98
May 13, 2016	$0.4890	$140	$92
February 12, 2016	$0.4790	$131	$85
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
On April 28, 2017, Post-Merger ETP announced a quarterly cash distribution for the first quarter ended March 31, 2017 of $0.535 per common unit ($2.14 on an annualized basis). This cash distribution will be paid on May 15, 2017 to unitholders of record as of the close of business on May 10, 2017.

13. Management Incentive Plan
Sunoco Partners LLC, the general partner of SXL, has adopted the Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated ("LTIP"). The LTIP, which was approved by unitholders and the board of directors in the fourth quarter 2015, authorized an additional 10.0 million common units to be available under the plan; added additional types of awards that can be granted under the plan, such as phantom unit awards, unit appreciation rights, unrestricted unit awards and other unit-based awards ("plan awards"); added a prohibition on repricing of unit options and unit appreciation rights without the approval of the unitholders; provided for termination of the plan at the earliest date it is terminated by the board of directors, the date no more units remain available for grants, and December 1, 2025; and incorporated certain other administrative changes.
The LTIP benefits eligible employees and directors of the general partner and its affiliates who perform services for the Partnership. The LTIP is administered by the independent directors of the Compensation Committee of the general partner's board of directors with respect to employee awards, and by the general partner's board of directors with respect to awards granted to the independent directors. The LTIP currently permits the grant of restricted units and unit options covering an additional 8.6 million common units.

The Partnership issued less than 0.1 and 0.1 million common units under its long-term incentive plan, and recognized share-based compensation expense of $6 and $5 million for the three months ended March 31, 2017 and 2016, respectively. Each of the outstanding restricted unit grants have tandem distribution equivalent rights which are recognized as a reduction to equity when earned.

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
The Partnership had open derivative positions on approximately 3.9 and 9.2 million barrels of crude oil, NGLs and refined products at March 31, 2017 and December 31, 2016, respectively. The derivatives outstanding as of March 31, 2017 vary in duration but do not extend beyond one year. The Partnership records its derivatives at fair value based on observable market prices (levels 1 and 2). As of March 31, 2017, the fair value of the Partnership's derivative assets and liabilities were approximately $3 and $4 million, respectively, compared to $19 and $46 million at December 31, 2016. Derivative asset and liability balances are recorded in accounts receivable and accrued liabilities, respectively, in the condensed consolidated balance sheets.

The following table sets forth the impact of derivatives on the Partnership's results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Location of Gains (Losses) Recognized in Earnings	(in millions)
Commodity contracts not designated as cash flow hedging instruments:
Sales and other operating revenue	$(14)	$3
Cost of products sold	(3)	(1)
	$(17)	$2
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
Interest Rate Risk Management
The Partnership has interest rate risk exposure for changes in interest rates related to its outstanding borrowings. The Partnership manages its exposure to changes in interest rates through the use of a combination of fixed-rate and variable-rate debt. At March 31, 2017, the Partnership had $1.4 billion of consolidated variable-rate borrowings under its credit facilities, including $128 million of commercial paper products and the $630 million term loan.

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
The estimated fair value of the Partnership's financial instruments has been determined based on management's assessment of available market information and appropriate valuation methodologies. The Partnership's current assets (other than derivatives and inventories) and current liabilities (other than derivatives) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Partnership's derivatives are measured and recorded at fair value based on observable market prices (Note 14). The estimated fair value of the Partnership's senior notes is determined using observable market prices, as these notes are actively traded (level 1). The estimated aggregate fair value of the senior notes at March 31, 2017 was $5.4 billion, compared to the carrying amount of $5.4 billion. The estimated aggregate fair value of the senior notes at December 31, 2016 was $5.4 billion, compared to the carrying amount of $5.4 billion.
For further information regarding the Partnership's fair value measurements, see Notes 2, 3 and 14.

16. Business Segment Information
The following tables summarize condensed consolidated statements of comprehensive income information for the Partnership's business segments and reconcile total segment Adjusted EBITDA to net income attributable to the Partnership for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Sales and other operating revenue (1)
Crude Oil	$2,557	$1,380
Natural Gas Liquids	385	233
Refined Products	277	164
Total sales and other operating revenue	$3,219	$1,777

Depreciation and amortization
Crude Oil	$73	$59
Natural Gas Liquids	27	21
Refined Products	25	26
Total depreciation and amortization	$125	$106

Impairment charge and other matters
Crude Oil	$(7)	$24
Natural Gas Liquids	5	4
Refined Products	—	(2)
Total impairment charge and other matters	$(2)	$26

Adjusted EBITDA
Crude Oil	$147	$224
Natural Gas Liquids	82	74
Refined Products	49	51
Total Adjusted EBITDA	278	349
Interest expense, net	(40)	(39)
Depreciation and amortization expense	(125)	(106)
Impairment charge and other matters	2	(26)
Provision for income taxes	(10)	(5)
Non-cash compensation expense	(6)	(5)
Unrealized gains (losses) on commodity risk management activities	24	(13)
Amortization of excess equity method investment	(1)	(1)
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	(10)	(8)
Gain on sale of investment in affiliate	483	—
Net Income	595	146
Less: Net income attributable to noncontrolling interests	(10)	(1)
Net Income attributable to Partners	$585	$145

(1)	Sales and other operating revenue includes the following amounts from ETP and its affiliates for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Crude Oil	$5	$4
Natural Gas Liquids	49	49
Refined Products	94	56
Total sales and other operating revenue	$148	$109

The following table summarizes the identifiable assets for each segment as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in millions)
Crude Oil	$11,720	$10,939
Natural Gas Liquids	5,290	4,937
Refined Products	2,740	2,795
Corporate and other assets (1)	186	178
Total identifiable assets	$19,936	$18,849

(1)	Corporate and other assets consist of cash and cash equivalents, properties, plants and equipment and other assets.

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

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2017
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer		Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—		$3,071	$—	$3,071
Affiliates	—	—		148	—	148
Gain on sale of investment in affiliate	—	—		483	—	483
Total Revenues	—	—		3,702	—	3,702
Costs and Expenses
Cost of products sold	—	—		2,891	—	2,891
Operating expenses	—	—		21	—	21
Selling, general and administrative expenses	—	—		32	—	32
Depreciation and amortization expense	—	—		125	—	125
Impairment charge and other matters	—	—		(2)	—	(2)
Total Costs and Expenses	—	—		3,067	—	3,067
Operating Income	—	—		635	—	635
Interest cost and debt expense, net	—	(75)		2	—	(73)
Capitalized interest	—	33		—	—	33
Other income	—	—		10	—	10
Equity in earnings of subsidiaries	585	628		—	(1,213)	—
Income (Loss) Before Provision for Income Taxes	585	586		647	(1,213)	605
Provision for income taxes	—	—		(10)	—	(10)
Net Income (Loss)	585	586		637	(1,213)	595
Less: Net income attributable to noncontrolling interests	—	—		(10)	—	(10)
Net Income (Loss) Attributable to Partners	$585	$586		$627	$(1,213)	$585

Comprehensive Income (Loss)	$585	$586	—	$638	$(1,213)	$596
Less: Comprehensive income attributable to noncontrolling interests	—	—		(10)	—	(10)
Comprehensive Income (Loss) Attributable to Partners	$585	$586		$628	$(1,213)	$586

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Sales and other operating revenue:
Unaffiliated customers	$—	$—	$1,668	$—	$1,668
Affiliates	—	—	109	—	109
Total Revenues	—	—	1,777	—	1,777
Costs and Expenses
Cost of products sold	—	—	1,413	—	1,413
Operating expenses	—	—	23	—	23
Selling, general and administrative expenses	—	—	26	—	26
Depreciation and amortization expense	—	—	106	—	106
Impairment charge and other matters	—	—	26	—	26
Total Costs and Expenses	—	—	1,594	—	1,594
Operating Income (Loss)	—	—	183	—	183
Interest cost and debt expense, net	—	(64)	(1)	—	(65)
Capitalized interest	—	26	—	—	26
Other income	—	—	7	—	7
Equity in earnings of subsidiaries	145	183	—	(328)	—
Income (Loss) Before Provision for Income Taxes	145	145	189	(328)	151
Provision for income taxes	—	—	(5)	—	(5)
Net Income (Loss)	145	145	184	(328)	146
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net Income (Loss) Attributable to Partners	$145	$145	$183	$(328)	$145

Comprehensive Income (Loss)	$145	$145	$185	$(328)	$147
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Partners	$145	$145	$184	$(328)	$146

Condensed Consolidating Balance Sheet
March 31, 2017
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$38	$—	$—	$38
Accounts receivable, net	—	—	1,877	—	1,877
Accounts receivable, affiliated companies	—	—	40	—	40
Inventories	—	—	967	—	967
Other current assets	—	2	7	—	9
Total Current Assets	—	40	2,891	—	2,931
Properties, plants and equipment, net	—	—	13,149	—	13,149
Investment in affiliates	7,787	11,325	662	(19,112)	662
Goodwill	—	—	1,613	—	1,613
Intangible assets, net	—	—	1,504	—	1,504
Other assets	—	4	73	—	77
Total Assets	$7,787	$11,369	$19,892	$(19,112)	$19,936
Liabilities and Equity
Accounts payable	$—	$—	$2,017	$—	$2,017
Accounts payable, affiliated companies	—	4	74	—	78
Accrued liabilities	—	25	305	—	330
Accrued taxes payable	—	—	44	—	44
Intercompany	(1,492)	(3,207)	4,699	—	—
Total Current Liabilities	(1,492)	(3,178)	7,139	—	2,469
Long-term debt	—	6,760	—	—	6,760
Other deferred credits and liabilities	—	—	130	—	130
Deferred income taxes	—	—	256	—	256
Total Liabilities	(1,492)	3,582	7,525	—	9,615
Redeemable noncontrolling interests	—	—	15	—	15
Redeemable Limited Partners' interests	300	—	—	—	300
Total Equity	8,979	7,787	12,352	(19,112)	10,006
Total Liabilities and Equity	$7,787	$11,369	$19,892	$(19,112)	$19,936

Condensed Consolidating Balance Sheet
December 31, 2016
(in millions, audited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$41	$—	$—	$41
Accounts receivable, net	—	—	1,555	—	1,555
Accounts receivable, affiliated companies	—	—	44	—	44
Inventories	—	—	934	—	934
Note receivable, affiliated companies	—	—	301	—	301
Other current assets	—	2	29	—	31
Total Current Assets	—	43	2,863	—	2,906
Properties, plants and equipment, net	—	—	12,324	—	12,324
Investment in affiliates	7,199	10,664	952	(17,863)	952
Goodwill	—	—	1,609	—	1,609
Intangible assets, net	—	—	977	—	977
Other assets	—	5	76	—	81
Total Assets	$7,199	$10,712	$18,801	$(17,863)	$18,849
Liabilities and Equity
Accounts payable	$—	$—	$1,750	$—	$1,750
Accounts payable, affiliated companies	—	4	59	—	63
Accrued liabilities	—	49	238	—	287
Accrued taxes payable	—	—	38	—	38
Intercompany	(1,761)	(3,853)	5,614	—	—
Total Current Liabilities	(1,761)	(3,800)	7,699	—	2,138
Long-term debt	—	7,313	—	—	7,313
Other deferred credits and liabilities	—	—	133	—	133
Deferred income taxes	—	—	257	—	257
Total Liabilities	(1,761)	3,513	8,089	—	9,841
Redeemable noncontrolling interests	—	—	15	—	15
Redeemable Limited Partners' interests	300	—	—	—	300
Total Equity	8,660	7,199	10,697	(17,863)	8,693
Total Liabilities and Equity	$7,199	$10,712	$18,801	$(17,863)	$18,849

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$585	$560	$185	$(1,213)	$117
Cash Flows from Investing Activities:
Capital expenditures	—	—	(395)	—	(395)
Proceeds from sale of investment in affiliate	—	—	800	—	800
Change in note receivable, affiliated companies	—	—	301		301
Change in long-term note receivable	—	—	(1)	—	(1)
Intercompany	(309)	(11)	(893)	1,213	—
Net cash provided by (used in) investing activities	(309)	(11)	(188)	1,213	705
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(272)	—	—	—	(272)
Distributions paid to noncontrolling interests	(4)	—	—	—	(4)
Repayments under credit facilities	—	(1,725)	—	—	(1,725)
Borrowings under credit facilities	—	1,173	—	—	1,173
Contributions attributable to acquisition from affiliate	—	—	1	—	1
Contributions from noncontrolling interests	—	—	2	—	2
Net cash provided by (used in) financing activities	(276)	(552)	3	—	(825)
Net change in cash and cash equivalents	—	(3)	—	—	(3)
Cash and cash equivalents at beginning of period	—	41	—	—	41
Cash and cash equivalents at end of period	$—	$38	$—	$—	$38

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(in millions, unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Cash Flows from Operating Activities	$145	$127	$176	$(328)	$120
Cash Flows from Investing Activities:
Capital expenditures	—	—	(580)	—	(580)
Change in long-term note receivable	—	—	(1)	—	(1)
Intercompany	(229)	(501)	402	328	—
Net cash provided by (used in) investing activities	(229)	(501)	(179)	328	(581)
Cash Flows from Financing Activities:
Distributions paid to limited and general partners	(216)	—	—	—	(216)
Distributions paid to noncontrolling interests	(1)	—	—	—	(1)
Net proceeds from issuance of limited partner units	301	—	—	—	301
Repayments under credit facilities	—	(813)	—	—	(813)
Borrowings under credit facilities	—	1,193	—	—	1,193
Contributions attributable to acquisition from affiliate	—	—	3	—	3
Net cash provided by (used in) financing activities	84	380	3	—	467
Net change in cash and cash equivalents	—	6	—	—	6
Cash and cash equivalents at beginning of period	—	37	—	—	37
Cash and cash equivalents at end of period	$—	$43	$—	$—	$43

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger Update
Energy Transfer Partners, L.P. (formerly named "Sunoco Logistics Partners L.P.", as discussed below) is a consolidated subsidiary of Energy Transfer Equity, L.P. ("ETE").
In April 2017, Sunoco Logistics Partners L.P. ("SXL") and Energy Transfer Partners, L.P. ("ETP") completed the previously announced merger (the "Merger") of an indirect subsidiary of SXL, with and into ETP, with ETP surviving the merger as a wholly-owned subsidiary of SXL. Concurrent with the Merger, SXL’s general partner, Sunoco Partners LLC ("SXL GP"), merged with ETP’s general partner, Energy Transfer Partners GP, L.P. ("ETP GP"), with ETP GP surviving and becoming the general partner of SXL, owning the general partner interest and incentive distribution rights in SXL, which remain unchanged following the Merger. In connection with the Merger, each ETP common unit converted into the right to receive 1.5 SXL common units. Based on the ETP units outstanding, SXL issued approximately 845 million SXL common units to ETP unitholders. The outstanding ETP Class E units, Class G units, Class I units and Class K units at the effective time of the Merger were converted into an equal number of newly created classes of SXL units, with the same rights, preferences, privileges, duties and obligations as such classes of ETP units had immediately prior to the closing of the Merger. Additionally, the outstanding SXL common units and SXL Class B units owned by ETP at the effective time of the Merger were cancelled.
As part of the completion of the merger, Sunoco Logistics Partners L.P. changed its name to Energy Transfer Partners, L.P., and its common units began trading on the New York Stock Exchange ("NYSE") under the "ETP" ticker symbol on May 1, 2017. Also effective with the completion of the merger, ETP ceased to be a publicly traded partnership, and its common units discontinued trading on the NYSE.
For purposes of maintaining clarity, the following references are used herein:

–	References to "SXL," "we," "us" and "our" refer to the entity named Sunoco Logistics Partners L.P. prior to the close of the Merger;

–	References to "ETP" refer to the entity named Energy Transfer Partners, L.P. prior to the close of the Merger; and

–	References to "Post-Merger ETP" refer to the consolidated entity named Energy Transfer Partners, L.P. subsequent to the close of the Merger.
Unless otherwise noted, the disclosures and financial information included in this report for the periods ended March 31, 2017 and 2016, and as of March 31, 2017 and December 31, 2016, reflect that of SXL.

Results of Operations
The following table summarizes our consolidated operating results for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in millions, except per unit data)
Revenues
Sales and other operating revenue:
Unaffiliated customers	$3,071	$1,668
Affiliates	148	109
Gain on sale on investment in affiliate	483	—
Total Revenues	3,702	1,777
Costs and Expenses
Cost of products sold	2,891	1,413
Operating expenses	21	23
Selling, general and administrative expenses	32	26
Depreciation and amortization expense	125	106
Impairment charge and other matters	(2)	26
Total Costs and Expenses	3,067	1,594
Operating Income	635	183
Interest cost and debt expense, net	(73)	(65)
Capitalized interest	33	26
Other income	10	7
Income Before Provision for Income Taxes	605	151
Provision for income taxes	(10)	(5)
Net Income	595	146
Less: Net income attributable to noncontrolling interests	(10)	(1)
Net Income Attributable to Partners	$585	$145
Net Income Attributable to Partners per Limited Partner unit:
Basic	$1.42	$0.18
Diluted	$1.42	$0.18

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
The following table reconciles the differences between net income, as determined under GAAP, and Adjusted EBITDA and DCF.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net Income	$595	$146
Interest expense, net	40	39
Depreciation and amortization expense	125	106
Impairment charge and other matters	(2)	26
Provision for income taxes	10	5
Non-cash compensation expense	6	5
Unrealized (gains) losses on commodity risk management activities	(24)	13
Amortization of excess investment in joint venture interests	1	1
Proportionate share of unconsolidated affiliates' interest, depreciation and provision for income taxes	10	8
Gain on sale of investment in affiliate	(483)	—
Adjusted EBITDA	278	349
Interest expense, net	(40)	(39)
Provision for current income taxes	(11)	(5)
Amortization of fair value adjustments on long-term debt	(2)	(3)
Proportionate share of unconsolidated affiliates' interest, provision for current income taxes and maintenance capital expenditures	(8)	(8)
Maintenance capital expenditures	(13)	(13)
Distributable cash flow attributable to noncontrolling interests	(11)	(1)
Contributions attributable to acquisition from affiliate	1	3
Distributable Cash Flow	$194	$283

Analysis of Consolidated Operating Results
Net income attributable to Partners was $585 and $145 million for the three months ended March 31, 2017 and 2016, respectively. The increase was largely attributable to a $483 million gain resulting from the sale of a portion of our interest in the Bakken Pipeline project, and a $28 million positive variance related to non-cash inventory adjustments resulting from changes in commodity prices compared to the prior year period. Also contributing to the increase was improved operating results from our Natural Gas Liquids segment. These positive factors were partially offset by lower operating results from our Crude Oil segment driven largely by acquisition and marketing activities which included unfavorable LIFO inventory timing, and higher depreciation and amortization expense related to expansion capital projects placed into service in 2016.
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
The following table summarizes the operating results and key operating measures for our Crude Oil segment for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$2,552	$1,376
Affiliates	5	4
Total sales and other operating revenue	$2,557	$1,380
Depreciation and amortization expense	$73	$59
Impairment charges and other matters (1)	$(7)	$24
Adjusted EBITDA	$147	$224
Pipeline throughput (thousands of barrels per day ("bpd")) (2) (3)	2,706	2,258
Terminal throughput (thousands of bpd)	1,917	1,517
Gross profit (4)	$641	$235

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(3)	Prior period pipeline throughput amounts have been restated to conform to current presentation.

(4)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Crude Oil segment decreased $77 million to $147 million for the three months ended March 31, 2017, as compared to $224 million for the prior year period. The impact of LIFO inventory accounting on our contango inventory positions resulted in approximately $60 million of positive earnings during the first quarter 2016, compared to approximately $50 million of negative earnings during the first quarter 2017. The unfavorable LIFO timing is expected to be reversed in future periods as commodity prices fall or the inventory positions are liquidated. Excluding these inventory timing impacts, Adjusted EBITDA for the Crude Oil segment increased $33 million compared to the prior year period. This increase related to improved results from our crude oil pipelines and terminalling activities ($56 million) which was largely attributable to expansion capital projects which commenced operations in 2016, the acquisition of Vitol

Inc.'s crude oil assets in the fourth quarter 2016, and the formation of Permian Express Partners LLC in the first quarter 2017. Partially offsetting this improvement was lower operating results from our crude oil acquisition and marketing activities ($23 million), which includes transportation and storage fees related to our crude oil pipelines and terminal facilities.

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
The following table summarizes the operating results and key operating measures for our Natural Gas Liquids segment for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$336	$184
Affiliates	49	49
Total sales and other operating revenue	$385	$233
Depreciation and amortization expense	$27	$21
Impairment charge and other matters (1)	$5	$4
Adjusted EBITDA	$82	$74
Pipeline throughput (thousands of bpd)	280	269
Terminal throughput (thousands of bpd)	264	220
Gross profit (2)	$99	$79

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Natural Gas Liquids segment increased $8 million to $82 million for the three months ended March 31, 2017, as compared to $74 million for the prior year period. The increase was largely attributable to increased volumes and fees from our Mariner NGLs projects ($12 million), which includes our NGLs pipelines and terminal facilities at Marcus Hook and Nederland. These positive factors were partially offset by lower operating results from our NGLs acquisition and marketing activities ($2 million).

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
The following table summarizes the operating results and key operating measures for our Refined Products segment for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in millions, except for barrel amounts)
Sales and other operating revenue:
Unaffiliated customers	$183	$108
Affiliates	94	56
Total sales and other operating revenue	$277	$164
Depreciation and amortization expense	$25	$26
Impairment charge and other matters (1)	$—	$(2)
Adjusted EBITDA	$49	$51
Pipeline throughput (thousands of bpd) (2) (3)	624	551
Terminal throughput (thousands of bpd)	542	532
Gross profit (4)	$50	$27

(1)	Represents non-cash inventory adjustments related to changes in commodity prices.

(2)	Excludes amounts attributable to equity ownership interests which are not consolidated.

(3)	Prior period pipeline throughput amounts have been restated to conform to current presentation.

(4)	Represents total segment sales and other operating revenue less costs of products sold and operating expenses.
Adjusted EBITDA for the Refined Products segment decreased $2 million to $49 million for the three months ended March 31, 2017, as compared to $51 million for the prior year period. The decrease was primarily attributable to lower results from our refined products acquisition and marketing activities ($7 million). This decrease was partially offset by improved results from our refined products pipelines ($4 million) and improved contributions from joint venture interests ($2 million).

Liquidity and Capital Resources
Liquidity
Cash generated from operations and borrowings under our credit facilities are our primary sources of liquidity. At March 31, 2017, we had a net working capital surplus of $462 million and available borrowing capacity of $2.1 billion under our revolving credit facilities. We supplement our cash flows from operations with proceeds from our at-the-market equity offering program ("ATM" program) and periodically with debt and equity financing activities.
Credit Facilities
We maintain a $2.50 billion unsecured revolving credit agreement (the "$2.50 billion Credit Facility"), which matures in March 2020, to fund our working capital requirements, finance acquisitions and capital projects, and for general partnership purposes. The $2.50 billion Credit Facility contains an "accordion" feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions. The $2.50 billion Credit Facility also includes a segregated tranche of borrowings that are guaranteed by ETP, as well as a commercial paper program that is subject to the borrowing limits under the $2.50 billion Credit Facility. Outstanding borrowings amounted to $740 million and $1.3 billion at March 31, 2017 and December 31, 2016, respectively. Borrowings under the $2.50 billion Credit Facility included commercial paper of $128 and $50 million at March 31, 2017 and December 31, 2016, respectively.
The $2.50 billion Credit Facility contains various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The credit facility also limits us, on a rolling four quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Our ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 4.2 to 1 at March 31, 2017, as calculated in accordance with the credit agreement.
In December 2016, we entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility") with a total lending capacity of $1.0 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants on our ratio of debt to Adjusted EBITDA. The facility is used to fund our working capital requirements and for general partnership purposes. The facility bears interest at LIBOR or the Base Rate (as defined in the facility), each plus an applicable margin. In connection with the merger with ETP, the 364-Day Credit Facility is expected to be terminated and repaid in the second quarter 2017.
Senior Notes
We had $175 million of 6.125 percent Senior Notes which matured and were repaid in May 2016 with borrowings under the $2.50 billion Credit Facility.
In July 2016, we issued $550 million of 3.90 percent Senior Notes (the "2026 Senior Notes"), due July 2026, for net proceeds of $544 million. The terms and conditions of the 2026 Senior Notes are comparable to those of our other outstanding senior notes. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.
Equity Offerings
We maintain an ATM program which allows us to issue common units directly to the public and raise capital in a timely and efficient manner to finance our growth capital program, while supporting our investment grade credit ratings. There was no activity under the ATM program for the three months ended March 31, 2017. For the three months ended March 31, 2016, we issued 12.1 million common units under this program for net proceeds of $298 million.
In September and October 2016, a total of 24.2 million common units were issued for net proceeds of $644 million in connection with a public offering and related option exercise. The proceeds from this offering were used to partially fund the acquisition from Vitol.
Bakken Project Initiatives
In August 2016, ETP, SXL and Phillips 66 established a $2.5 billion project-level credit facility to provide substantially all of the remaining capital necessary to complete the project. The facility was limited to $1.1 billion in borrowings until attainment of certain closing conditions, which were met in February 2017. The joint partners agreed to provide the Bakken entities with a short-term loan until the full capacity of the $2.5 billion credit facility was available. The loan was made by the partners in proportion to their respective ownership interests. The note receivable due to us amounted to $301 million at December 31, 2016, and was repaid in February 2017. At March 31, 2017, there was $2.5 billion outstanding under the Bakken credit facility.

In February 2017, ETP and SXL completed the sale of a 36.75 percent interest in the Bakken Pipeline project for $2 billion in cash to MarEn Bakken Company LLC, an entity jointly owned by Enbridge Energy Partners, L.P. and MPLX LP. SXL received $800 million for its interest, resulting in a gain of $483 million on the proportionate carrying value of our previously held equity interest. Subsequent to closing, our ownership interest in the Bakken Pipeline project is 15.3 percent. ETP continues to consolidate the Bakken Pipeline project, and its total ownership interest, including our interest, was 38.25 percent after the sale.
Proceeds from the sale were used to pay down debt and to help fund our expansion capital program.

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
Net cash provided by operating activities for the three months ended March 31, 2017 of $117 million was primarily related to net income of $595 million and a non-cash adjustment for depreciation and amortization totaling $125 million. These sources of cash were partially offset by a $483 million gain resulting from the sale of a portion of our interest in the Bakken Pipeline project (see Investing Activities below), and a $121 million increase in working capital largely attributable to an increase in our net receivables position and inventories.
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
Investing Activities
Cash flows from investing activities relate primarily to our capital expenditures, including maintenance and expansion capital expenditures, acquisitions and dispositions. See "Capital Requirements" below for additional details on our investing activities.
Net cash provided by investing activities of $705 million for the three months ended March 31, 2017 primarily related to $800 million proceeds resulting from the sale of a portion of our interest in the Bakken Pipeline project, and a $301 million decrease in an affiliated note receivable. These sources of cash were partially offset by $395 million of expansion and maintenance capital expenditures.
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
Net cash used in financing activities for the three months ended March 31, 2017 of $825 million resulted primarily from $552 million of net repayments under our credit facilities and $272 million in distributions paid to limited partners and the general partner.
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

•	Acquisitions to acquire and integrate complementary assets to grow the business, to improve operational efficiencies or reduce costs.
The following table summarizes our capital expenditures for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Expansion	$506	$574
Maintenance	13	13
Acquisitions	—	—
Total	$519	$587
Expansion capital expenditures for the three months ended March 31, 2017 included spending to: invest in the announced Mariner NGLs projects; invest in our crude oil infrastructure by increasing our pipeline capabilities including joint projects; expand the service capabilities of our acquisition and marketing activities; and upgrade the service capabilities at our bulk marine terminals.
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
Interest Rate Risk
We have interest rate risk exposure for changes in interest rates relating to our outstanding borrowings. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and variable-rate debt. At March 31, 2017, we had $1.4 billion of variable-rate borrowings under our revolving credit facility. Outstanding borrowings bear interest cost at LIBOR plus an applicable margin. An increase in short-term interest rates will have a negative impact on funds borrowed under variable-rate debt arrangements. Our weighted average interest rate on our variable-rate borrowings was approximately 2 percent at March 31, 2017. A one-percent movement in the weighted average rate would have impacted interest expense by approximately $4 million for the three months ended March 31, 2017.
At March 31, 2017, we had $5.4 billion of fixed-rate borrowings which was comprised of our outstanding senior notes. This amount excludes the $82 million of unamortized fair value adjustments resulting from the application of push-down accounting in connection with the acquisition of our general partner by ETP. The estimated fair value of our senior notes was $5.4 billion at March 31, 2017. A hypothetical one-percent movement in interest rates would have impacted the fair value of our fixed-rate borrowings by approximately $530 million.
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
We do not use futures or other derivative instruments to speculate on crude oil, natural gas liquids ("NGLs") or refined products prices, as these activities could expose us to significant losses. We do use derivative contracts as economic hedges against price changes related to our forecasted NGLs and refined products purchase and sale activities. These derivatives are intended to have equal and opposite effects of the related physical purchase and sale activities. At March 31, 2017, the fair market value of our open derivative positions resulted in a net liability of $1 million on 3.9 million barrels of NGLs and refined products. These derivative positions vary in length but do not extend beyond one year.
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
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure.
As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of management of our general partner (including the Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our general partner's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2016, the Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") related to well monitoring procedures at SXL's Inkster terminal located near Detroit, Michigan.  Penalties of approximately $0.1 million were assessed in connection with the NOV, which the Partnership paid in March 2017, to close out this matter.
In December 2016, SXL received multiple Notices of Violation ("NOVs") from the Delaware County Regional Water Quality Control Authority ("DELCORA") in connection with a discharge at its Marcus Hook Industrial Complex ("MHIC") in July 2016.  SXL also entered into a Consent Order and Agreement from the Pennsylvania Department of Environmental Protection ("PADEP") related to its tank inspection plan at MHIC.  These actions propose penalties in excess of $0.1 million, and SXL is currently in discussions with the PADEP and DELCORA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, SXL does not expect there to be a material impact to its results of operations, cash flows, or financial position.
For additional information related to these proceedings, refer to SXL's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017.
Merger Litigation
Between January 6, 2017 and February 8, 2017, seven purported ETP common unitholders ("Plaintiffs") separately filed seven putative unitholder class action lawsuits challenging the merger and the disclosures made in connection with the merger. Since then, two of the Plaintiffs have non-suited their claims. The lawsuits remaining are styled (a) Shure v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00044-UNA, in the United States District Court for the District of Delaware (the "Shure Lawsuit"); (b) Verlin v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00045-UNA, in the United States District Court for the District of Delaware (the "Verlin Lawsuit"); (c) Duany v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00058-UNA, in the United States District Court for the District of Delaware (the "Duany Lawsuit"); (d) Epstein v. Energy Transfer Partners, L.P. et. al., Case No, 1:17-cv-00069, in the United States District Court for the District of Delaware (the "Epstein Lawsuit") and (e) Sgnilek v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00141, in the United States District Court for the District of Delaware (the "Sgnilek Lawsuit" and collectively with the Shure Lawsuit, Verlin Lawsuit, Duany Lawsuit, and Epstein Lawsuit, the "Lawsuits"). The Duany Lawsuit and Epstein Lawsuit are filed against ETP, ETP GP, ETP GP, LLC, ETE, and the members of the ETP Board. The Shure Lawsuit and Verlin Lawsuit are filed against ETP, ETP GP, the members of the ETP Board, ETE, Sunoco Logistics, and Sunoco Logistics GP. The Sgnilek Lawsuit is filed against ETP, ETP GP, ETP GP, LLC, and ETE, the members of the ETP Board, Sunoco Logistics and Sunoco Logistics GP (collectively "Defendants").
Plaintiffs allege causes of action challenging the merger and the preliminary joint proxy statement/prospectus filed in connection with the merger. According to Plaintiffs, the preliminary joint proxy statement/prospectus is allegedly misleading because, among other things, it fails to disclose certain information concerning, in general, (a) the background and process that led to the merger; (b) ETE’s, ETP’s, and Sunoco Logistics’ financial projections; (c) the financial analysis and fairness opinion provided by Barclays; and (d) alleged conflicts of interest concerning Barclays, ETE, and certain officers and directors of ETP and ETE. Based on these allegations, and in general, Plaintiffs allege that (i) Defendants have violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) the members of the ETP Board have violated Section 20(a) of the Exchange Act. Plaintiffs in the Shure Lawsuit and Verlin Lawsuit also allege that Sunoco Logistics has violated Section 20(a) of the Exchange Act. Plaintiffs also assert, in general, that the terms of the merger (including, among other terms, the merger consideration) are unfair to ETP common unitholders and resulted from an unfair and conflicted process. Based on these allegations, the Sgnilek Lawsuit alleges that (a) the ETP Board, ETP GP, ETP GP LLC, ETP, and ETE have breached the covenant of good faith and/or fiduciary duties, and (b) Sunoco Logistics and Sunoco Logistics GP have aided and abetted those alleged breaches.
Based on these allegations, Plaintiffs seek to enjoin Defendants from proceeding with or consummating the merger unless and until Defendants disclose the allegedly omitted information summarized above. The Sgnilek Lawsuit also seeks to enjoin Defendants from proceeding with or consummating the merger unless and until the ETP Board adopts and implements processes to obtain the best possible terms for ETP common unitholders. To the extent that the merger is consummated before injunctive relief is granted, Plaintiffs seek to have the merger rescinded. Plaintiffs also seek damages and reimbursement of attorneys’ fees.
Defendants’ dates to answer, move to dismiss, or otherwise respond to the Lawsuits have not yet been set. Defendants cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this quarterly report, nor can Defendants predict the amount of time and expense that will be required to resolve such litigation. Defendants believe the Lawsuits are without merit and intend to defend vigorously against the Lawsuits and any other actions challenging the merger.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A. of SXL's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017.

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

101.1
The following financial information from Energy Transfer Partners, L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; and (v) the Notes to Condensed Consolidated Financial Statements

*	Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

We are pleased to furnish this Form 10-Q to unitholders who request it by writing to:
Energy Transfer Partners, L.P.
Investor Relations
8111 Westchester Drive, Suite 600
Dallas, TX 75225
or through our website at www.energytransfer.com.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER PARTNERS, L.P.

By:	Energy Transfer Partners GP, L.P.
its General Partner

By:	Energy Transfer Partners, L.L.C.
its General Partner

By:	/s/ A. TROY STURROCK
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)
Date: May 4, 2017