Form 10-Q
period 2017-09-30
Energy Transfer Partners, L.P.
filed 2017-11-08
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 3, 2017, the registrant had 1,155,493,524 Common Units outstanding.

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

Citrus	Citrus, LLC

CrossCountry	CrossCountry Energy, LLC

DOJ	U.S. Department of Justice

ETC Compression	ETC Compression, LLC

EPA	Environmental Protection Agency

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC MEP	ETC Midcontinent Express Pipeline, L.L.C.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC for the periods presented herein

ET Interstate	Energy Transfer Interstate Holdings, LLC

ET Rover	ET Rover Pipeline LLC

ETLP Credit Facility	Energy Transfer, LP’s $3.75 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ii

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

ExxonMobil	Exxon Mobil Corporation

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP

IDRs	incentive distribution rights

LIBOR	London Interbank Offered Rate

MEP	Midcontinent Express Pipeline LLC

MBbls	thousand barrels

MMBtu	million British thermal units

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PennTex	PennTex Midstream Partners, LP

PES	Philadelphia Energy Solutions, a refining joint venture

Preferred Units	ETP Series A cumulative convertible preferred units

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a wholly-owned subsidiary of Sunoco, Inc.

Rover	Rover Pipeline LLC, a subsidiary of ETP

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Sunoco Logistics	Sunoco Logistics Partners L.P.

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$379	$360
Accounts receivable, net	3,083	3,002
Accounts receivable from related companies	335	209
Inventories	1,591	1,712
Income taxes receivable	151	128
Derivative assets	40	20
Other current assets	201	298
Total current assets	5,780	5,729

Property, plant and equipment	65,735	58,220
Accumulated depreciation and depletion	(8,763)	(7,303)
	56,972	50,917

Advances to and investments in unconsolidated affiliates	4,221	4,280
Other non-current assets, net	752	672
Intangible assets, net	5,379	4,696
Goodwill	3,907	3,897
Total assets	$77,011	$70,191

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,410	$2,900
Accounts payable to related companies	204	43
Derivative liabilities	128	166
Accrued and other current liabilities	2,434	1,905
Current maturities of long-term debt	710	1,189
Total current liabilities	6,886	6,203

Long-term debt, less current maturities	33,630	31,741
Long-term notes payable – related company	—	250
Non-current derivative liabilities	132	76
Deferred income taxes	4,374	4,394
Other non-current liabilities	1,111	952

Commitments and contingencies
Preferred Units	—	33
Redeemable noncontrolling interests	21	15

Equity:
General Partner	252	206
Limited Partners:
Common Unitholders	26,400	14,946
Class H Unitholder	—	3,480
Class I Unitholder	—	2
Accumulated other comprehensive income	14	8
Total partners’ capital	26,666	18,642
Noncontrolling interest	4,191	7,885
Total equity	30,857	26,527
Total liabilities and equity	$77,011	$70,191

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Natural gas sales	$1,098	$1,069	$3,132	$2,602
NGL sales	1,750	1,249	4,782	3,339
Crude sales	2,273	1,649	6,751	4,572
Gathering, transportation and other fees	1,027	986	3,118	2,991
Refined product sales	334	177	1,109	656
Other	491	401	1,552	1,141
Total revenues	6,973	5,531	20,444	15,301
COSTS AND EXPENSES:
Cost of products sold	4,876	3,844	14,582	10,280
Operating expenses	571	475	1,603	1,359
Depreciation, depletion and amortization	596	503	1,713	1,469
Selling, general and administrative	105	71	335	226
Total costs and expenses	6,148	4,893	18,233	13,334
OPERATING INCOME	825	638	2,211	1,967
OTHER INCOME (EXPENSE):
Interest expense, net	(367)	(345)	(1,052)	(981)
Equity in earnings of unconsolidated affiliates	127	65	139	260
Impairment of investment in an unconsolidated affiliate	—	(308)	—	(308)
Losses on interest rate derivatives	(8)	(28)	(28)	(179)
Other, net	72	52	169	96
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	649	74	1,439	855
Income tax expense (benefit)	(112)	(64)	22	(131)
NET INCOME	761	138	1,417	986
Less: Net income attributable to noncontrolling interest	110	64	243	231
NET INCOME ATTRIBUTABLE TO PARTNERS	651	74	1,174	755
General Partner’s interest in net income	270	220	727	740
Class H Unitholder’s interest in net income	—	93	98	257
Class I Unitholder’s interest in net income	—	2	—	6
Common Unitholders’ interest in net income (loss)	$381	$(241)	$349	$(248)
NET INCOME (LOSS) PER COMMON UNIT:
Basic	$0.33	$(0.33)	$0.35	$(0.36)
Diluted	$0.33	$(0.33)	$0.34	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$761	$138	$1,417	$986
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	2	—	5	5
Actuarial gain (loss) relating to pension and other postretirement benefit plans	5	—	2	(3)
Foreign currency translation adjustments	—	—	—	(1)
Change in other comprehensive income from unconsolidated affiliates	—	2	(1)	(9)
	7	2	6	(8)
Comprehensive income	768	140	1,423	978
Less: Comprehensive income attributable to noncontrolling interest	110	64	243	231
Comprehensive income attributable to partners	$658	$76	$1,180	$747

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Dollars in millions)
(unaudited)

		Limited Partners
	General Partner	Common Units	Class H Units	Class I Units	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2016	$206	$14,946	$3,480	$2	$8	$7,885	$26,527
Distributions to partners	(681)	(1,765)	(95)	(2)	—	—	(2,543)
Distributions to noncontrolling interest	—	—	—	—	—	(306)	(306)
Units issued for cash	—	2,162	—	—	—	—	2,162
Sunoco Logistics Merger	—	9,459	(3,483)	—	—	(5,976)	—
Capital contributions from noncontrolling interest	—	—	—	—	—	1,907	1,907
Sale of Bakken Pipeline interest	—	1,260	—	—	—	740	2,000
Acquisition of PennTex noncontrolling interest	—	(48)	—	—	—	(232)	(280)
Other comprehensive income, net of tax	—	—	—	—	6	—	6
Other, net	—	37	—	—	—	(70)	(33)
Net income	727	349	98	—	—	243	1,417
Balance, September 30, 2017	$252	$26,400	$—	$—	$14	$4,191	$30,857

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$1,417	$986
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,713	1,469
Deferred income taxes	(1)	(154)
Amortization included in interest expense	5	(16)
Inventory valuation adjustments	(30)	(143)
Unit-based compensation expense	57	60
Impairment of investment in an unconsolidated affiliate	—	308
Distributions on unvested awards	(21)	(19)
Equity in earnings of unconsolidated affiliates	(139)	(260)
Distributions from unconsolidated affiliates	319	292
Other non-cash	(168)	(230)
Net change in operating assets and liabilities, net of effects of acquisition	185	172
Net cash provided by operating activities	3,337	2,465
INVESTING ACTIVITIES
Proceeds from Bakken Pipeline Transaction	2,000	—
Proceeds from the Sunoco, Inc. retail business to Sunoco LP transaction	—	2,200
Cash paid for acquisition of PennTex noncontrolling interest	(280)	—
Cash paid for all other acquisitions	(264)	(159)
Capital expenditures, excluding allowance for equity funds used during construction	(6,074)	(5,787)
Contributions in aid of construction costs	18	44
Contributions to unconsolidated affiliates	(230)	(47)
Distributions from unconsolidated affiliates in excess of cumulative earnings	116	112
Proceeds from the sale of assets	33	6
Change in restricted cash	—	(8)
Other	(6)	(1)
Net cash used in investing activities	(4,687)	(3,640)
FINANCING ACTIVITIES
Proceeds from borrowings	19,978	13,073
Repayments of long-term debt	(18,487)	(11,308)
Cash paid to affiliate notes	(255)	(1)
Units issued for cash	2,162	794
Subsidiary units issued for cash	—	1,305
Capital contributions from noncontrolling interest	919	187
Distributions to partners	(2,543)	(2,669)
Distributions to noncontrolling interest	(306)	(334)
Redemption of Preferred Units	(53)	—
Debt issuance costs	(50)	(22)
Other	4	—
Net cash provided by financing activities	1,369	1,025
Increase (decrease) in cash and cash equivalents	19	(150)
Cash and cash equivalents, beginning of period	360	527
Cash and cash equivalents, end of period	$379	$377

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

•
Sunoco Logistics Partners Operations L.P., which owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and acquisition and marketing assets, which are used to facilitate the purchase and sale of crude oil, NGLs and refined products.

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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements of Energy Transfer Partners, L.P. for the year ended December 31, 2016, included in Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed on August 14, 2017. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
For prior periods reported herein, certain transactions related to the business of legacy Sunoco Logistics have been reclassified from cost of products sold to operating expenses; these transactions include sales between operating subsidiaries and their marketing affiliates. These reclassifications had no impact on net income or total equity.
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
Recent Accounting Pronouncements
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Partnership expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method, which requires recognition, upon the date of initial application, of the cumulative effect of the retrospective application of the standard.
We are continuing the process of evaluating our revenue contracts by segment and fee type to determine the potential impact of adopting the new standard. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts (as discussed below) may be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our financial statements.
We currently anticipate a change to revenues and costs associated with the accounting for noncash consideration in multiple of our reportable segments as well as the accounting for certain processing contracts in our midstream segment. We do not expect these changes in the accounting for noncash consideration or processing contracts to impact net income.
We are still evaluating the potential impact of the adoption of ASU 2014-09 to contributions in aid of construction costs (“CIAC”) arrangements and materiality of any related changes. While we do not expect any impacts to net income from the application of the standard to other transactions, we have not concluded whether the application of the standard to CIAC transactions could impact net income.
We continue to assess the impact of the disclosure requirements under the new standard and are evaluating the manner in which we will disaggregate revenue into categories that show how economic factors affect the nature, timing and uncertainty of revenue and cash flows generated from contracts with customers. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
ASU 2016-02
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
ASU 2016-09
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
ASU 2016-16
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
ASU 2016-17
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
ASU 2017-04
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
ASU 2017-12
In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this update improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Partnership is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.

2.	ACQUISITIONS AND CONTRIBUTION TRANSACTIONS
Rover Contribution Agreement
In July 2017, ETP announced that it had entered into a contribution agreement with a fund managed by Blackstone Energy Partners and Blackstone Capital Partners (“Blackstone”), for the purchase by Blackstone of a 49.9% interest in the holding company that owns 65% of the Rover pipeline (“Rover Holdco”). The agreement with Blackstone required Blackstone to contribute, at closing, funds to reimburse ETP for its pro rata share of the Rover construction costs incurred by ETP through the closing date, along with the payment of additional amounts subject to certain adjustments. The transaction closed in October 2017.  As a result of this closing, Rover Holdco is now owned 50.1% by ETP and 49.9% by Blackstone.
Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC (“PEP”), a strategic joint venture with ExxonMobil. Sunoco Logistics contributed its Permian Express 1, Permian Express 2, Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines, Hawkins gathering system, an idle pipeline in southern Oklahoma, and its Patoka, Illinois terminal. Assets contributed to PEP by ExxonMobil were reflected at fair value on the Partnership’s consolidated balance sheet at the date of the contribution, including $547 million of intangible assets and $435 million of property, plant and equipment.
In July 2017, the Partnership contributed an approximate 15% ownership interest in Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”) to PEP, which resulted in an increase in the Partnership’s ownership interest in PEP to approximately 88%. The Partnership maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of the Partnership. ExxonMobil’s interest in PEP is reflected as noncontrolling interest in the consolidated balance sheets. ExxonMobil’s contribution resulted in an increase of $988 million in noncontrolling interest, which is reflected in “Capital contributions from noncontrolling interest” in the consolidated statement of equity.

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
The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2017	2016
Accounts receivable	$(77)	$(595)
Accounts receivable from related companies	46	80
Inventories	150	(299)
Other current assets	37	(135)
Other non-current assets, net	(89)	(1)
Accounts payable	96	635
Accounts payable to related companies	(11)	24
Accrued and other current liabilities	(26)	213
Other non-current liabilities	57	31
Derivative assets and liabilities, net	2	219
Net change in operating assets and liabilities, net of effects of acquisitions	$185	$172
Non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2017	2016
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,236	$991
Sunoco LP limited partner interest received in exchange for contribution of the Sunoco, Inc. retail business to Sunoco LP	—	194
Net gains from subsidiary common unit issuances	—	34
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$988	$—

4.	INVENTORIES
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Natural gas and NGLs	$609	$699
Crude oil	696	683
Refined products	69	113
Spare parts and other	217	217
Total inventories	$1,591	$1,712
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2017 were $35.89 billion and $34.34 billion, respectively. As of December 31, 2016, the aggregate fair value and carrying amount of our consolidated debt obligations were $33.85 billion and $32.93 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the nine months ended September 30, 2017, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2017
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$16	$16	$—
Swing Swaps IFERC	2	—	2
Fixed Swaps/Futures	28	28	—
Forward Physical Swaps	3	—	3
Power:
Forwards	11	—	11
Futures	1	1	—
Options – Puts	1	1	—
Natural Gas Liquids – Forwards/Swaps	213	213	—
Refined Products – Futures	2	2	—
Crude – Futures	2	2	—
Total commodity derivatives	279	263	16
Total assets	$279	$263	$16
Liabilities:
Interest rate derivatives	$(210)	$—	$(210)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(22)	(22)	—
Swing Swaps IFERC	(3)	(1)	(2)
Fixed Swaps/Futures	(22)	(22)	—
Forward Physical Swaps	(1)	—	(1)
Power:
Forwards	(9)	—	(9)
Futures	(1)	(1)	—
Natural Gas Liquids – Forwards/Swaps	(261)	(261)	—
Refined Products – Futures	(2)	(2)	—
Crude – Futures	(1)	(1)	—
Total commodity derivatives	(322)	(310)	(12)
Total liabilities	$(532)	$(310)	$(222)

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$14	$14	$—	$—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Swaps	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	233	233	—	—
Refined Products – Futures	1	1	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	362	355	7	—
Total assets	$362	$355	$7	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)	—	(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(273)	(273)	—	—
Refined Products – Futures	(17)	(17)	—	—
Crude – Futures	(13)	(13)	—	—
Total commodity derivatives	(472)	(464)	(8)	—
Total liabilities	$(666)	$(464)	$(201)	$(1)

6.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT
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

A reconciliation of net income (loss) and weighted average units used in computing basic and diluted net income (loss) per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$761	$138	$1,417	$986
Less: Income attributable to noncontrolling interest	110	64	243	231
Net income, net of noncontrolling interest	651	74	1,174	755
General Partner’s interest in net income	270	220	727	740
Class H Unitholder’s interest in net income	—	93	98	257
Class I Unitholder’s interest in net income	—	2	—	6
Common Unitholders’ interest in net income (loss)	381	(241)	349	(248)
Additional (earnings) distributions allocated to General Partner	—	(3)	12	(9)
Distributions on employee unit awards, net of allocation to General Partner	(6)	(5)	(19)	(15)
Net income (loss) available to Common Unitholders	$375	$(249)	$342	$(272)
Weighted average Common Units – basic (1)	1,125.2	761.1	990.9	749.7
Basic net income (loss) per Common Unit	$0.33	$(0.33)	$0.35	$(0.36)

Dilutive effect of unvested employee unit awards	3.7	—	4.6	—
Weighted average Common Units – diluted (1)	1,128.9	761.1	995.5	749.7
Diluted net income (loss) per Common Unit	$0.33	$(0.33)	$0.34	$(0.36)
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
ETP Senior Notes Redemption
In October 2017, the Partnership redeemed all of the outstanding $500 million aggregate principal amount of ETLP’s 6.50% senior notes due July 2021 and all of the outstanding $700 million aggregate principal amount of ETLP’s 5.50% senior notes due April 2023. The aggregate amount paid to redeem these notes, including call premiums, was approximately $1.23 billion.
ETP Senior Notes Offering
In September 2017, Sunoco Logistics Partners Operations L.P., a subsidiary of ETP, issued $750 million aggregate principal amount of 4.00% senior notes due 2027 and $1.50 billion aggregate principal amount of 5.40% senior notes due 2047. The $2.22 billion net proceeds from the offering were used to redeem all of the $500 million aggregate principal amount of ETLP’s 6.5% senior notes due 2021, to repay borrowings outstanding under the Sunoco Logistics Credit Facility (described below) and for general partnership purposes.
The senior notes were registered under the Securities Act of 1933 (as amended). The Partnership may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The principal is payable upon maturity. Interest on the senior notes is paid semi-annually. The senior notes are guaranteed by the parent company (ETP) on a senior unsecured basis as long as it guarantees any of Sunoco Logistics Partners Operations L.P.’s other long-term debt. As a result of the parent guarantee, the senior notes will rank equally in right of payment with the Partnership’s existing and future senior debt, and senior in right of payment to any subordinated debt the Partnership may incur.

Credit Facilities and Commercial Paper
ETLP Credit Facility
The ETLP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETLP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, ETLP initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETLP Credit Facility. As of September 30, 2017, the ETLP Credit Facility had $2.06 billion of outstanding borrowings, all of which was commercial paper.
Sunoco Logistics Credit Facilities
ETP maintains the Sunoco Logistics $2.50 billion unsecured revolving credit facility (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2017, the Sunoco Logistics Credit Facility had $35 million of outstanding borrowings.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility (“364-Day Credit Facility”), due to mature on the earlier of the occurrence of the Sunoco Logistics Merger or in December 2017, with a total lending capacity of $1.00 billion. In connection with the Sunoco Logistics Merger, the 364-Day Credit Facility was terminated and repaid in May 2017.
Bakken Credit Facility
In August 2016, Energy Transfer Partners, L.P., Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility provides substantially all of the remaining capital necessary to complete the projects. As of September 30, 2017, $2.50 billion was outstanding under this credit facility.
PennTex Revolving Credit Facility
PennTex previously maintained a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”). In August 2017, the PennTex Revolving Credit Facility was repaid and terminated.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2017.

8.	PREFERRED UNITS
In January 2017, Energy Transfer Partners, L.P. repurchased all of its 1.9 million outstanding Preferred Units for cash in the aggregate amount of $53 million.

9.	EQUITY
The changes in outstanding common units during the nine months ended September 30, 2017 were as follows:

Number of Units
Number of common units at December 31, 2016 (1)	794.8
Common Units issued in connection with public offerings	54.0
Common units issued in connection with equity distribution agreements	22.6
Common units issued in connection with the distribution reinvestment plan	4.6
Common units issued to ETE in a private placement transaction	23.7
Common unit increase from Sunoco Logistics Merger (2)	255.4
Issuance of common units under equity incentive plans	0.4
Number of common units at September 30, 2017	1,155.5

(1)	The historical common units presented have been retrospectively adjusted to reflect the 1.5 to one unit-for-unit exchange in connection with the Sunoco Logistics Merger.

(2)	Represents the Sunoco Logistics common units outstanding at the close of the Sunoco Logistics Merger. See Note 1 for discussion on the accounting treatment of the Sunoco Logistics Merger.
In connection with the Sunoco Logistics Merger, the previous Energy Transfer Partners, L.P. equity distribution agreement was terminated. In May 2017, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1.00 billion. During the nine months ended September 30, 2017, the Partnership received proceeds of $498 million, net of $5 million of commissions, from the issuance of common units pursuant to equity distribution agreements, which were used for general partnership purposes.
In connection with the Sunoco Logistics Merger, the previous Energy Transfer Partners, L.P. distribution reinvestment plan was terminated. In July 2017, the Partnership initiated a new distribution reinvestment plan. During the nine months ended September 30, 2017, distributions of $106 million were reinvested under the distribution reinvestment plan.
August 2017 Units Offering
In August 2017, the Partnership issued 54 million ETP common units in an underwritten public offering. Net proceeds of $997 million from the offering were used by the Partnership to repay amounts outstanding under its revolving credit facilities, to fund capital expenditures and for general partnership purposes.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which the Partnership indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. In July 2017, the Partnership contributed a portion of its ownership interest in Dakota Access and ETCO to PEP, a strategic joint venture with ExxonMobil. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction.
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, ETP purchased all of the outstanding PennTex common units not previously owned by ETP for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.
Quarterly Distributions of Available Cash
Following the Sunoco Logistics Merger, cash distributions are declared and paid in accordance with the Partnership’s limited partnership agreement, which was Sunoco Logistics’ limited partnership agreement prior to the Sunoco Logistics Merger. Under the agreement, within 45 days after the end of each quarter, the Partnership distributes all cash on hand at the end of the quarter, less reserves established by the general partner in its discretion. This is defined as “available cash” in the partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct the Partnership’s business. The Partnership will make quarterly distributions to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.
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
Following are distributions declared and/or paid by the Partnership subsequent to the Sunoco Logistics Merger:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2017	May 10, 2017	May 15, 2017	$0.5350
June 30, 2017	August 7, 2017	August 14, 2017	0.5500
September 30, 2017	November 7, 2017	November 14, 2017	0.5650
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods.

Total Year
2017 (remainder)	$173
2018	153
2019	128
Each year beyond 2019	33
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2017	December 31, 2016
Available-for-sale securities	$7	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial gain related to pensions and other postretirement benefits	9	7
Investments in unconsolidated affiliates, net	3	4
Total AOCI, net of tax	$14	$8

10.	INCOME TAXES
For the nine months ended September 30, 2017, the Partnership’s income tax expense included the impact of a one-time adjustment to deferred tax balances as a result of a change in apportionment and corresponding state tax rates resulting from the Sunoco Logistics Merger in April 2017, which resulted in incremental income tax expense of approximately $68 million during the period. In addition, for the three months ended September 30, 2017, the Partnership recognized a $154 million deferred tax gain resulting from internal restructuring among its subsidiaries that resulted in a change in tax status for one of the subsidiaries. The three and nine months ended September 30, 2017 also reflect increased income tax expense due to higher earnings among the Partnership’s consolidated corporate subsidiaries. For the three and nine months ended September

30, 2016, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries.

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETLP (formerly Energy Transfer Partners, L.P.) agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchasers. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETLP under the contingent residual support agreement. In February 2017, AmeriGas repurchased a portion of its 7.00% senior notes. The remaining outstanding 7.00% senior notes were repurchased in May 2017, and ETLP no longer provides contingent residual support for any AmeriGas notes.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental expense	$29	$19	$68	$58
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
Dakota Access Pipeline
On July 25, 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. After significant delay, the USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. Also in July, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE that challenged the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claimed violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access intervened in the case. The SRST soon added a request for an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction, rendering the temporary restraining order (“TRO”) request moot.
After the September 9, 2016 ruling, the Department of the Army, the DOJ, and the Department of the Interior released a joint statement that the USACE would not grant the easement for the land adjacent to Lake Oahe until the Army completed a review to determine whether it was necessary to reconsider the USACE’s decision under various federal statutes relevant to the pipeline approval.
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
On June 14, 2017, the Court ruled on SRST’s and CRST’s motions for partial summary judgment and the USACE’s cross-motions for partial summary judgment. The Court rejected the majority of the Tribes’ assertions and granted summary judgment on most claims in favor of the USACE and Dakota Access. In particular, the Court concluded that the USACE had not violated any trust duties owed to the Tribes and had generally complied with its obligations under the Clean Water Act, the Rivers and Harbors Act, the Mineral Leasing Act, the National Environmental Policy Act (“NEPA”) and other related statutes; however, the Court remanded to the USACE three discrete issues for further analysis and explanation of its prior determination under certain of these statutes. The Court ordered briefing to determine whether the pipeline should remain in operation during the pendency of the USACE’s review process or whether to vacate the existing permits. The USACE and Dakota Access opposed any shutdown of operations of the pipeline during this review process. On October 11, 2017, the Court issued an order allowing the pipeline to remain in operation during the pendency of the USACE’s review process. In early October 2017, USACE advised the Court that it expects to complete this additional work by April 2018. The Court has stayed consideration of any other claims until it fully resolves the remaining issues relating to its remand order.
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
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, typically governmental authorities, assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of September 30, 2017, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court.
Sunoco, Inc. and Sunoco, Inc. (R&M) have reached a settlement with the State of New Jersey. The court approved the Judicial Consent Order on October 10, 2017.
It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. An adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any such adverse determination occurs, but such an adverse determination likely would not have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency-ETP merger (the “Regency Merger”), purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All but one Regency Merger-related lawsuits have been dismissed. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint, Dieckman v. Regency GP LP, et al., C.A. No. 11130-CB, in the Court of Chancery of the State of Delaware (the “Regency Merger Litigation”), on behalf of Regency’s common unitholders against Regency GP, LP; Regency GP LLC; ETE, ETP, ETP GP, and the members of Regency’s board of directors (the “Regency Litigation Defendants”).
The Regency Merger litigation alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. On March 29, 2016, the Delaware Court of Chancery granted defendants’ motion to dismiss the lawsuit in its entirety. Dieckman appealed. On January 20, 2017, the Delaware Supreme Court reversed the judgment of the Court of Chancery. On May 5, 2017, Plaintiff filed an Amended Verified Class Action Complaint. The Regency Merger Litigation Defendants then filed Motions to Dismiss the Amended Complaint and a Motion to Stay Discovery on May 19, 2017. A hearing on these motions is currently set for January 9, 2018.
The Regency Merger Litigation Defendants cannot predict the outcome of the Regency Merger Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can the Regency Merger Litigation Defendants predict the amount of time and expense that will be required to resolve the Regency Merger Litigation. The Regency Litigation Defendants believe the Regency Merger Litigation is without merit and intend to vigorously defend against it and any others that may be filed in connection with the Regency Merger.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETP.  The jury also found that ETP owed Enterprise approximately $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETP and awarded ETP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETP’s motion for rehearing to the Court of Appeals was denied. ETP intends to file a petition for review with the Texas Supreme Court.
Sunoco Logistics Merger Litigation
Seven purported Energy Transfer Partners, L.P. common unitholders (the “ETP Unitholder Plaintiffs”) separately filed seven putative unitholder class action lawsuits against ETP, ETP GP, ETP LLC, the members of the ETP Board, and ETE (the “ETP-SXL Defendants”) in connection with the announcement of the Sunoco Logistics Merger. Two of these lawsuits have been voluntarily dismissed. The five remaining lawsuits have been consolidated as In re Energy Transfer Partners, L.P. Shareholder Litig., C.A. No. 1:17-cv-00044-CCC, in the United States District Court for the District of Delaware (the “Sunoco Logistics Merger Litigation”). The ETP Unitholder Plaintiffs allege causes of action challenging the merger and the proxy statement/prospectus filed in connection with the Sunoco Logistics Merger (the “ETP-SXL Merger Proxy”). The ETP Unitholder Plaintiffs seek rescission of the Sunoco Logistics Merger or rescissory damages for ETP unitholders, as well as an award of costs and attorneys’ fees.
The ETP-SXL Defendants cannot predict the outcome of the Sunoco Logistics Merger Litigation or any lawsuits that might be filed subsequent to the date of this filing, nor can the ETP-SXL Defendants predict the amount of time and expense that will be required to resolve the Sunoco Logistics Merger Litigation. The ETP-SXL Defendants believe the Sunoco Logistics Merger Litigation is without merit and intend to defend vigorously against it and any other actions challenging the Sunoco Logistics Merger.
Litigation filed by BP Products
On April 30, 2015, BP Products North America Inc. (“BP”) filed a complaint with the FERC, BP Products North America Inc. v. Sunoco Pipeline L.P., FERC Docket No. OR15-25-000, alleging that Sunoco Pipeline L.P. (“SPLP”), a wholly-owned subsidiary of ETP, entered into certain throughput and deficiency (“T&D”) agreements with shippers other than BP regarding SPLP’s crude oil pipeline between Marysville, Michigan and Toledo, Ohio, and revised its proration policy relating to that pipeline in an unduly discriminatory manner in violation of the Interstate Commerce Act (“ICA”). The complaint asked FERC to (1) terminate the agreements with the other shippers, (2) revise the proration policy, (3) order SPLP to restore BP’s volume history to the level that existed prior to the execution of the agreements with the other shippers, and (4) order damages to BP of approximately $62 million, a figure that BP reduced in subsequent filings to approximately $41 million.
SPLP denied the allegations in the complaint and asserted that neither its contracts nor proration policy were unlawful and that BP’s complaint was barred by the ICA’s two-year statute of limitations provision. Interventions were filed by the two companies with which SPLP entered into T&D agreements, Marathon Petroleum Company (“Marathon”) and PBF Holding Company and Toledo Refining Company (collectively, “PBF”). A hearing on the matter was held in November 2016.
On May 26, 2017, the Administrative Law Judge Patricia E. Hurt (“ALJ”) issued her initial decision (“Initial Decision”) and found that SPLP had acted discriminatorily by entering into T&D agreements with the two shippers other than BP and recommended that the FERC (1) adopt the FERC Trial Staff’s $13 million alternative damages proposal, (2) void the T&D agreements with Marathon and PBF, (3) re-set each shipper’s volume history to the level prior to the effective date of the proration policy, and (4) investigate the proration policy. The ALJ held that BP’s claim for damages was not time-barred in its entirety, but that it was not entitled to damages more than two years prior to the filing of the complaint.
On July 26, 2017, each of the parties filed with the FERC a brief on exceptions to the Initial Decision. SPLP challenged all of the Initial Decision’s primary findings (except for the adjustment to the individual shipper volume histories). BP and FERC Trial Staff challenged various aspects of the Initial Decision related to remedies and the statute of limitations issue. On September 18 and 19, 2017, all parties filed briefs opposing the exceptions of the other parties. The matter is now awaiting a decision by FERC.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of September 30, 2017 and December 31, 2016, accruals of approximately $66 million and $77 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
In December 2016, Sunoco Logistics received multiple Notice of Violations (“NOVs”) from the Delaware County Regional Water Quality Control Authority (“DELCORA”) in connection with a discharge at its Marcus Hook Industrial Complex (“MHIC”) in July 2016. Sunoco Logistics also entered in a Consent Order and Agreement from the Pennsylvania Department of Environmental Protection (“PADEP”) related to its tank inspection plan at MHIC.  These actions propose penalties in excess of $0.1 million, and ETP is currently in discussions with the PADEP and DELCORA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
The Ohio Environmental Protection Agency (“Ohio EPA”) has alleged that various environmental violations have occurred during construction of the Rover pipeline project. The alleged violations include inadvertent returns of drilling muds and fluids at horizontal directional drilling (“HDD”) locations in Ohio that affected waters of the State, storm water control violations, improper disposal of spent drilling mud containing diesel fuel residuals, and open burning. The alleged violations occurred from April to July, 2017. The Ohio EPA has proposed penalties of approximately $2.3 million in connection with the alleged violations and is seeking certain corrective actions. ETP is working with Ohio EPA to resolve the matter. The timing or outcome of this matter cannot be reasonably determined at this time; however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
In addition, on May 10, 2017, the FERC prohibited Rover from conducting HDD activities at 27 sites in Ohio. On July 31, 2017, the FERC issued an independent third party assessment of what led to the release at the Tuscarawas River site and what Rover can do to prevent reoccurrence once the HDD suspension is lifted. Rover has notified the FERC of its intention to implement the suggestions in the assessment and to implement additional voluntary protocols. On September 18, 2017, the FERC authorized Rover to resume HDD activities at the Tuscarawas River site and nine other river crossing sites. On October 20, 2017, the FERC authorized Rover to resume HDD activities at two additional sites.
On July 17, 2017, the West Virginia Department of Environmental Protection (“WVDEP”) issued a Cease and Desist order requiring Rover, among other things, to cease any land development activity in Doddridge and Tyler Counties. Under the order, Rover had 20 days to submit a corrective action plan and schedule for agency review. The order followed several notices of violation WVDEP issued to Rover alleging stormwater non-compliance. Rover is complying with the order and has already addressed many of the stormwater control issues. On August 9, 2017, WVDEP lifted the Cease and Desist requirement.
On July 25, 2017, the Pennsylvania Environmental Hearing Board (“EHB”) issued an order to SPLP to cease HDD activities in Pennsylvania related to the Mariner East 2 project.  On August 1, 2017 the EHB lifted the order as to two drill locations.  On August 3, 2017, the EHB lifted the order as to 14 additional locations.  The EHB issued the order in response to a complaint filed by environmental groups against SPLP and the Pennsylvania Department of Environmental Protection (“PADEP”).  The EHB Judge encouraged the parties to pursue a settlement with respect to the remaining HDD locations and facilitated a settlement meeting.  On August 7, 2017 a final settlement was reached.  A stipulated order has been submitted to the EHB Judge with respect to the settlement.  The settlement agreement requires that SPLP reevaluate the design parameters of approximately 26 drills on the Mariner East 2 project and approximately 43 drills on the Mariner East 2X project.  The settlement agreement also provides a defined framework for approval by PADEP for these drills to proceed after reevaluation.  Additionally, the settlement agreement requires modifications to several of the HDD plans that are part of the PADEP permits.  Those modifications have been completed and agreed to by the parties and the reevaluation of the drills has been initiated by the company.
In addition, on June 27, 2017 and July 25, 2017, the PADEP entered into a Consent Order and Agreement with SPLP regarding inadvertent returns of drilling fluids at three HDD locations in Pennsylvania related to the Mariner East 2 project.  Those agreements require SPLP to cease HDD activities at those three locations until PADEP reauthorizes such activities and to submit a corrective action plan for agency review and approval.  SPLP is working to fulfill the requirements of those agreements and has been authorized by PADEP to resume drilling at one of the three locations.
No amounts have been recorded in our September 30, 2017 or December 31, 2016 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.

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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2017, Sunoco, Inc. had been named as a PRP at approximately 44 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2017	December 31, 2016
Current	$36	$26
Non-current	276	283
Total environmental liabilities	$312	$309
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
During the three months ended September 30, 2017 and 2016, Sunoco, Inc. recorded $4 million and $10 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2017 and 2016, Sunoco, Inc. recorded $14 million and $24 million, respectively, of expenditures related to environmental cleanup programs.
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
We use financial commodity derivatives to take advantage of market opportunities in our trading activities which complement our transportation and storage segment’s operations and are netted in cost of products sold in our consolidated statements of operations. We also have trading and marketing activities related to power and natural gas in our all other segment which are also netted in cost of products sold. As a result of our trading activities and the use of derivative financial instruments in our transportation and storage segment, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in our commodity risk management policy.

The following table details our outstanding commodity-related derivatives:

	September 30, 2017		December 31, 2016
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,297,500	2017-2018	(682,500)	2017
Basis Swaps IFERC/NYMEX(1)	(15,810,000)	2017-2019	2,242,500	2017
Options – Puts	13,000,000	2018	—	—
Power (Megawatt):
Forwards	665,040	2017-2018	391,880	2017-2018
Futures	(213,840)	2017-2018	109,564	2017-2018
Options – Puts	(280,800)	2017-2018	(50,400)	2017
Options – Calls	545,600	2017-2018	186,400	2017
Crude (Bbls) – Futures	(160,000)	2017	(617,000)	2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	67,500	2017-2020	10,750,000	2017-2018
Swing Swaps IFERC	91,897,500	2017-2019	(5,662,500)	2017
Fixed Swaps/Futures	(20,220,000)	2017-2019	(52,652,500)	2017-2019
Forward Physical Contracts	(140,937,993)	2017-2018	(22,492,489)	2017
Natural Gas Liquid (Bbls) – Forwards/Swaps	(8,747,200)	2017-2019	(5,786,627)	2017
Refined Products (Bbls) – Futures	(701,000)	2017	(2,240,000)	2017
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(41,102,500)	2017	(36,370,000)	2017
Fixed Swaps/Futures	(41,102,500)	2017	(36,370,000)	2017
Hedged Item – Inventory	41,102,500	2017	36,370,000	2017

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$—	$500
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	300	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.64% and receive a floating rate	300	200
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$7	$—	$—	$(4)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	222	338	(262)	(416)
Commodity derivatives	50	24	(60)	(52)
Interest rate derivatives	—	—	(210)	(193)
Embedded derivatives in Preferred Units	—	—	—	(1)
	272	362	(532)	(662)
Total derivatives	$279	$362	$(532)	$(666)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$—	$(210)	$(194)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	50	24	(60)	(52)
Broker cleared derivative contracts	Other current assets	229	338	(262)	(420)
Total gross derivatives		279	362	(532)	(666)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(10)	(4)	10	4
Payments on margin deposit	Other current assets	(220)	(338)	220	338
Total net derivatives		$49	$20	$(302)	$(324)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$2	$(9)	$4	$8
Total		$2	$(9)	$4	$8

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(5)	$(8)	$21	$(24)
Commodity derivatives – Non-trading	Cost of products sold	(12)	(14)	(15)	(57)
Interest rate derivatives	Losses on interest rate derivatives	(8)	(28)	(28)	(179)
Embedded derivatives	Other, net	—	8	1	4
Total		$(25)	$(42)	$(21)	$(256)

13.	RELATED PARTY TRANSACTIONS
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
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Affiliated revenues	$190	$63	$441	$270

The following table summarizes the related company balances on our consolidated balance sheets:

	September 30, 2017	December 31, 2016
Accounts receivable from related companies:
ETE	$—	$22
Sunoco LP	204	96
FGT	15	15
Other	116	76
Total accounts receivable from related companies:	$335	$209

Accounts payable to related companies:
Sunoco LP	$178	$20
Other	26	23
Total accounts payable to related companies:	$204	$43

	September 30, 2017	December 31, 2016
Long-term notes receivable (payable) – related companies:
Sunoco LP	$85	$87
Phillips 66	—	(250)
Net long-term notes receivable (payable) – related companies	$85	$(163)

14.	REPORTABLE SEGMENTS
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
The Partnership previously presented its retail marketing business as a separate reportable segment. Due to the transfer of the general partner interest of Sunoco LP from Energy Transfer Partners, L.P. to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from Energy Transfer Partners, L.P. to Sunoco LP in March 2016, all of the Partnership’s retail marketing business has been deconsolidated. The only remaining retail marketing assets are the limited partner units of Sunoco LP owned by the Partnership. As of September 30, 2017, the Partnership owned 43.5 million Sunoco LP common units, representing 43.7% of Sunoco LP’s total outstanding common units. This equity method investment in Sunoco LP has now been aggregated into the all other segment. Consequently, the retail marketing business that was previously consolidated has also been aggregated in the all other segment for all periods presented.
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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$729	$583	$2,196	$1,457
Intersegment revenues	44	175	146	400
	773	758	2,342	1,857
Interstate transportation and storage:
Revenues from external customers	220	231	652	714
Intersegment revenues	4	5	14	15
	224	236	666	729
Midstream:
Revenues from external customers	665	582	1,863	1,799
Intersegment revenues	1,100	761	3,154	1,966
	1,765	1,343	5,017	3,765
NGL and refined products transportation and services:
Revenues from external customers	1,989	1,397	5,874	4,014
Intersegment revenues	81	148	241	315
	2,070	1,545	6,115	4,329
Crude oil transportation and services:
Revenues from external customers	2,714	1,856	7,749	5,146
Intersegment revenues	11	—	16	—
	2,725	1,856	7,765	5,146
All other:
Revenues from external customers	656	882	2,110	2,171
Intersegment revenues	27	74	139	350
	683	956	2,249	2,521
Eliminations	(1,267)	(1,163)	(3,710)	(3,046)
Total revenues	$6,973	$5,531	$20,444	$15,301

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Adjusted EBITDA:
Intrastate transportation and storage	$163	$133	$480	$461
Interstate transportation and storage	273	278	800	848
Midstream	356	314	1,088	875
NGL and refined products transportation and services	423	383	1,196	1,072
Crude oil transportation and services	396	169	830	521
All other	133	113	363	395
Total	1,744	1,390	4,757	4,172
Depreciation, depletion and amortization	(596)	(503)	(1,713)	(1,469)
Interest expense, net	(367)	(345)	(1,052)	(981)
Losses on interest rate derivatives	(8)	(28)	(28)	(179)
Non-cash unit-based compensation expense	(19)	(22)	(57)	(60)
Unrealized gains (losses) on commodity risk management activities	(81)	(15)	17	(96)
Inventory valuation adjustments	86	37	30	143
Adjusted EBITDA related to unconsolidated affiliates	(279)	(240)	(765)	(711)
Equity in earnings of unconsolidated affiliates	127	65	139	260
Impairment of investment in an unconsolidated affiliate	—	(308)	—	(308)
Other, net	42	43	111	84
Income before income tax expense (benefit)	$649	$74	$1,439	$855

	September 30, 2017	December 31, 2016
Assets:
Intrastate transportation and storage	$5,179	$5,164
Interstate transportation and storage	12,194	10,833
Midstream	19,781	17,873
NGL and refined products transportation and services	16,445	14,128
Crude oil transportation and services	17,267	15,941
All other	6,145	6,252
Total assets	$77,011	$70,191

15.	CONSOLIDATING GUARANTOR FINANCIAL INFORMATION
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
The consolidating financial information for the Parent Guarantor, Subsidiary Issuer and Non-Guarantor Subsidiaries are as follows:

	September 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$49	$330	$—	$379
All other current assets	—	77	5,324	—	5,401
Property, plant and equipment, net	—	—	56,972	—	56,972
Investments in unconsolidated affiliates	25,174	11,605	4,221	(36,779)	4,221
All other assets	—	25	10,013	—	10,038
Total assets	$25,174	$11,756	$76,860	$(36,779)	$77,011

Current liabilities	$(1,494)	$(3,819)	$12,199	$—	$6,886
Non-current liabilities	—	7,664	31,604	—	39,268
Noncontrolling interest	—	—	4,191	—	4,191
Total partners’ capital	26,668	7,911	28,866	(36,779)	26,666
Total liabilities and equity	$25,174	$11,756	$76,860	$(36,779)	$77,011

	December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$41	$319	$—	$360
All other current assets	—	2	5,367	—	5,369
Property, plant and equipment, net	—	—	50,917	—	50,917
Investments in unconsolidated affiliates	23,350	10,664	4,280	(34,014)	4,280
All other assets	—	5	9,260	—	9,265
Total assets	$23,350	$10,712	$70,143	$(34,014)	$70,191

Current liabilities	$(1,761)	$(3,800)	$11,764	$—	$6,203
Non-current liabilities	299	7,313	30,148	(299)	37,461
Noncontrolling interest	—	—	1,297	—	1,297
Total partners’ capital	24,812	7,199	26,934	(33,715)	25,230
Total liabilities and equity	$23,350	$10,712	$70,143	$(34,014)	$70,191

	Three Months Ended September 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$6,973	$—	$6,973
Operating costs, expenses, and other	—	—	6,148	—	6,148
Operating income	—	—	825	—	825
Interest expense, net	—	(32)	(335)	—	(367)
Equity in earnings of unconsolidated affiliates	647	236	127	(883)	127
Losses on interest rate derivatives	—	—	(8)	—	(8)
Other, net	—	1	71	—	72
Income before income tax benefit	647	205	680	(883)	649
Income tax benefit	—	—	(112)	—	(112)
Net income	647	205	792	(883)	761
Less: Net income attributable to noncontrolling interest	—	—	110	—	110
Net income attributable to partners	$647	$205	$682	$(883)	$651

Other comprehensive income	$—	$—	$7	$—	$7
Comprehensive income	647	205	799	(883)	768
Comprehensive income attributable to noncontrolling interest	—	—	110	—	110
Comprehensive income attributable to partners	$647	$205	$689	$(883)	$658

	Three Months Ended September 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$5,531	$—	$5,531
Operating costs, expenses, and other	—	—	4,893	—	4,893
Operating income	—	—	638	—	638
Interest expense, net	—	(39)	(306)	—	(345)
Equity in earnings of unconsolidated affiliates	119	193	65	(312)	65
Impairment of investment in an unconsolidated affiliate	—	—	(308)	—	(308)
Losses on interest rate derivatives	—	—	(28)	—	(28)
Other, net	—	—	52	—	52
Income before income tax benefit	119	154	113	(312)	74
Income tax benefit	—	—	(64)	—	(64)
Net income	119	154	177	(312)	138
Less: Net income attributable to noncontrolling interest	—	—	21	—	21
Net income attributable to partners	$119	$154	$156	$(312)	$117

Other comprehensive income	$—	$—	$2	$—	$2
Comprehensive income	119	154	179	(312)	140
Comprehensive income attributable to noncontrolling interest	—	—	21	—	21
Comprehensive income attributable to partners	$119	$154	$158	$(312)	$119

	Nine Months Ended September 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$20,444	$—	$20,444
Operating costs, expenses, and other	—	1	18,232	—	18,233
Operating income (loss)	—	(1)	2,212	—	2,211
Interest expense, net	—	(113)	(939)	—	(1,052)
Equity in earnings of unconsolidated affiliates	1,657	1,001	139	(2,658)	139
Losses on interest rate derivatives	—	—	(28)	—	(28)
Other, net	—	4	166	(1)	169
Income before income tax expense	1,657	891	1,550	(2,659)	1,439
Income tax expense	—	—	22	—	22
Net income	1,657	891	1,528	(2,659)	1,417
Less: Net income attributable to noncontrolling interest	—	—	216	—	216
Net income attributable to partners	$1,657	$891	$1,312	$(2,659)	$1,201

Other comprehensive income	$—	$—	$6	$—	$6
Comprehensive income	1,657	891	1,534	(2,659)	1,423
Comprehensive income attributable to noncontrolling interest	—	—	216	—	216
Comprehensive income attributable to partners	$1,657	$891	$1,318	$(2,659)	$1,207

	Nine Months Ended September 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$15,301	$—	$15,301
Operating costs, expenses, and other	—	1	13,333	—	13,334
Operating income (loss)	—	(1)	1,968	—	1,967
Interest expense, net	—	(116)	(865)	—	(981)
Equity in earnings of unconsolidated affiliates	930	618	260	(1,548)	260
Impairment of investment in an unconsolidated affiliate	—	—	(308)	—	(308)
Losses on interest rate derivatives	—	—	(179)	—	(179)
Other, net	—	—	96	—	96
Income before income tax benefit	930	501	972	(1,548)	855
Income tax benefit	—	—	(131)	—	(131)
Net income	930	501	1,103	(1,548)	986
Less: Net income attributable to noncontrolling interest	—	—	57	—	57
Net income attributable to partners	$930	$501	$1,046	$(1,548)	$929

Other comprehensive loss	$—	$—	$(8)	$—	$(8)
Comprehensive income	930	501	1,095	(1,548)	978
Comprehensive income attributable to noncontrolling interest	—	—	57	—	57
Comprehensive income attributable to partners	$930	$501	$1,038	$(1,548)	$921

	Nine Months Ended September 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$1,657	$802	$3,538	$(2,660)	$3,337
Cash flows used in investing activities	(1,348)	(1,127)	(4,872)	2,660	(4,687)
Cash flows provided by (used in) financing activities	(309)	333	1,345	—	1,369
Change in cash	—	8	11	—	19
Cash at beginning of period	—	41	319	—	360
Cash at end of period	$—	$49	$330	$—	$379

	Nine Months Ended September 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$929	$491	$2,593	$(1,548)	$2,465
Cash flows used in investing activities	(1,537)	(918)	(2,733)	1,548	(3,640)
Cash flows provided by (used in) financing activities	606	429	(10)	—	1,025
Change in cash	(2)	2	(150)	—	(150)
Cash at beginning of period	—	37	490	—	527
Cash at end of period	$(2)	$39	$340	$—	$377

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on August 14, 2017. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017 and Exhibit 99.3 to the Partnership’s Current Report on Form 8-K filed with the SEC on May 8, 2017.
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
RECENT DEVELOPMENTS
ETP Senior Notes Redemption
In October 2017, the Partnership redeemed all of the outstanding $500 million aggregate principal amount of ETLP’s 6.50% senior notes due July 2021 and all of the outstanding $700 million aggregate principal amount of ETLP’s 5.50% senior notes due April 2023. The aggregate amount paid to redeem these notes, including call premiums, was approximately $1.23 billion.
ETP Senior Notes Offering
In September 2017, Sunoco Logistics Partners Operations L.P., a subsidiary of ETP, issued $750 million aggregate principal amount of 4.00% senior notes due 2027 and $1.50 billion aggregate principal amount of 5.40% senior notes due 2047. The $2.22 billion net proceeds from the offering were used to redeem all of the $500 million aggregate principal amount of ETLP’s 6.5% senior notes due 2021, to repay borrowings outstanding under the Sunoco Logistics Credit Facility and for general partnership purposes.
August 2017 Units Offering
In August 2017, the Partnership issued 54 million ETP common units in an underwritten public offering. Net proceeds of $997 million from the offering were used by the Partnership to repay amounts outstanding under its revolving credit facilities, to fund capital expenditures and for general partnership purposes.
Rover Contribution Agreement
In July 2017, ETP announced that it had entered into a contribution agreement with a fund managed by Blackstone Energy Partners and Blackstone Capital Partners (“Blackstone”), for the purchase by Blackstone of a 49.9% interest in the holding company that owns 65% of the Rover pipeline (“Rover Holdco”). The agreement with Blackstone required Blackstone to contribute, at closing, funds to reimburse ETP for its pro rata share of the Rover construction costs incurred by ETP through the closing date, along with the payment of additional amounts subject to certain adjustments. The transaction closed in October 2017.  As a result of this closing, Rover Holdco is now owned 50.1% by ETP and 49.9% by Blackstone.

PennTex Tender Offer and Limited Call Right Exercise
In June 2017, ETP purchased all of the outstanding PennTex common units not previously owned by ETP for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.
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
Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC (“PEP”), a strategic joint venture with ExxonMobil. Sunoco Logistics contributed its Permian Express 1, Permian Express 2, Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines, Hawkins gathering system, an idle pipeline in southern Oklahoma, and its Patoka, Illinois terminal. Assets contributed to PEP by ExxonMobil were reflected at fair value on the Partnership’s consolidated balance sheet at the date of the contribution, including $547 million of intangible assets and $435 million of property, plant and equipment.
In July 2017, the Partnership contributed an approximate 15% ownership interest in Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”) to PEP, which resulted in an increase in the Partnership’s ownership interest in PEP to approximately 88%. The Partnership maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of the Partnership. ExxonMobil’s interest in PEP is reflected as noncontrolling interest in the consolidated balance sheets. ExxonMobil’s contribution resulted in an increase of $988 million in noncontrolling interest, which is reflected in “Capital contributions from noncontrolling interest” in the consolidated statement of equity.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which the Partnership indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. In July 2017, the Partnership contributed a portion of its ownership interest in Dakota Access and ETCO to PEP, a strategic joint venture with ExxonMobil. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction.
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

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$163	$133	$30	$480	$461	$19
Interstate transportation and storage	273	278	(5)	800	848	(48)
Midstream	356	314	42	1,088	875	213
NGL and refined products transportation and services	423	383	40	1,196	1,072	124
Crude oil transportation and services	396	169	227	830	521	309
All other	133	113	20	363	395	(32)
Total	1,744	1,390	354	4,757	4,172	585
Depreciation, depletion and amortization	(596)	(503)	(93)	(1,713)	(1,469)	(244)
Interest expense, net	(367)	(345)	(22)	(1,052)	(981)	(71)
Losses on interest rate derivatives	(8)	(28)	20	(28)	(179)	151
Non-cash unit-based compensation expense	(19)	(22)	3	(57)	(60)	3
Unrealized gains (losses) on commodity risk management activities	(81)	(15)	(66)	17	(96)	113
Inventory valuation adjustments	86	37	49	30	143	(113)
Adjusted EBITDA related to unconsolidated affiliates	(279)	(240)	(39)	(765)	(711)	(54)
Equity in earnings of unconsolidated affiliates	127	65	62	139	260	(121)
Impairment of investment in an unconsolidated affiliate	—	(308)	308	—	(308)	308
Other, net	42	43	(1)	111	84	27
Income before income tax expense (benefit)	649	74	575	1,439	855	584
Income tax expense (benefit)	(112)	(64)	(48)	22	(131)	153
Net income	$761	$138	$623	$1,417	$986	$431
See the detailed discussion of Segment Adjusted EBITDA and Segment Operating Results.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased for the three and nine months ended September 30, 2017 compared to the same periods last year primarily due to additional depreciation from assets recently placed in service and recent acquisitions.
Interest Expense, net. Interest expense, net of capitalized interest, increased for the three and nine months ended September 30, 2017 compared to the same periods last year primarily attributable to increases in long-term debt, including the Dakota Access and ETCO term loans that became effective in August 2016.
Losses on Interest Rate Derivatives. Losses on interest rate derivatives during the three and nine months ended September 30, 2017 and 2016 resulted from decreases in forward interest rates, which caused our forward-starting swaps to change in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional information on the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for crude oil, NGLs and refined products inventories as a result of commodity price changes during the respective periods.

Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Other, net. Includes amortization of regulatory assets and other income and expense amounts.
Income Tax Expense (Benefit). For the nine months ended September 30, 2017, the Partnership’s income tax expense included the impact of a one-time adjustment to deferred tax balances as a result of a change in apportionment and corresponding state tax rates resulting from the Sunoco Logistics Merger in April 2017, which resulted in incremental income tax expense of approximately $68 million during the period. In addition, for the three months ended September 30, 2017, the Partnership recognized a $154 million deferred tax gain resulting from internal restructuring among its subsidiaries that resulted in a change in tax status for one of the subsidiaries. The three and nine months ended September 30, 2017 also reflect increased income tax expense due to higher earnings among the Partnership’s consolidated corporate subsidiaries. For the three and nine months ended September 30, 2016, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$35	$31	$4	$86	$80	$6
FEP	14	12	2	39	38	1
PES	11	(26)	37	5	(25)	30
MEP	9	9	—	29	31	(2)
HPC	5	8	(3)	17	23	(6)
Sunoco LP	35	16	19	(89)	54	(143)
Other	18	15	3	52	59	(7)
Total equity in earnings of unconsolidated affiliates	$127	$65	$62	$139	$260	$(121)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$99	$90	$9	$262	$251	$11
FEP	18	19	(1)	55	56	(1)
PES	15	(19)	34	31	2	29
MEP	23	22	1	66	69	(3)
HPC	13	15	(2)	40	45	(5)
Sunoco LP	74	83	(9)	211	208	3
Other	37	30	7	100	80	20
Total Adjusted EBITDA related to unconsolidated affiliates	$279	$240	$39	$765	$711	$54

Distributions received from unconsolidated affiliates:
Citrus	$50	$50	$—	$113	$112	$1
FEP	18	17	1	28	47	(19)
MEP	13	17	(4)	106	56	50
HPC	9	13	(4)	22	38	(16)
Sunoco LP	36	36	—	108	102	6
Other	18	16	2	58	49	9
Total distributions received from unconsolidated affiliates	$144	$149	$(5)	$435	$404	$31

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
For prior periods reported herein, certain transactions related to the business of legacy Sunoco Logistics have been reclassified from cost of products sold to operating expenses; these transactions include sales between operating subsidiaries and their marketing affiliates. These reclassifications had no impact on net income or total equity.
Following is a reconciliation of Segment Margin to operating income, as reported in the Partnership’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Intrastate transportation and storage	$167	$172	$551	$525
Interstate transportation and storage	224	236	666	729
Midstream	530	476	1,614	1,350
NGL and refined products transportation and services	488	484	1,563	1,357
Crude oil transportation and services	588	266	1,202	852
All other	112	79	290	258
Intersegment eliminations	(12)	(26)	(24)	(50)
Total Segment Margin	2,097	1,687	5,862	5,021

Less:
Operating expenses	571	475	1,603	1,359
Depreciation, depletion and amortization	596	503	1,713	1,469
Selling, general and administrative	105	71	335	226
Operating income	$825	$638	$2,211	$1,967

Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Natural gas transported (MMBtu/d)	8,942,066	8,289,826	652,240	8,695,047	8,392,641	302,406
Revenues	$773	$758	$15	$2,342	$1,857	$485
Cost of products sold	606	586	20	1,791	1,332	459
Segment margin	167	172	(5)	551	525	26
Unrealized (gains) losses on commodity risk management activities	22	(7)	29	16	24	(8)
Operating expenses, excluding non-cash compensation expense	(40)	(43)	3	(124)	(117)	(7)
Selling, general and administrative expenses, excluding non-cash compensation expense	(6)	(5)	(1)	(17)	(17)	—
Adjusted EBITDA related to unconsolidated affiliates	19	15	4	53	45	8
Other	1	1	—	1	1	—
Segment Adjusted EBITDA	$163	$133	$30	$480	$461	$19
Volumes. For the three and nine months ended September 30, 2017 compared to the same periods last year, transported volumes increased primarily due to higher demand for exports to Mexico, along with the addition of new pipes to our intrastate pipeline system. These increases were partially offset by lower production volumes in the Barnett Shale region.
Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Transportation fees	$108	$122	$(14)	$337	$381	$(44)
Natural gas sales and other	42	26	16	140	81	59
Retained fuel revenues	14	14	—	48	34	14
Storage margin, including fees	3	10	(7)	26	29	(3)
Total segment margin	$167	$172	$(5)	$551	$525	$26
Segment Adjusted EBITDA. For the three months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•
an increase of $29 million in natural gas sales and other (excluding net changes in unrealized gains and losses of $13 million) primarily due to higher realized gains from pipeline optimization activity;

•
an increase of $9 million in storage margin (excluding net changes in unrealized gains and losses of $16 million related to fair value inventory adjustments and unrealized gains and losses on derivatives), as discussed below;

•
a decrease of $3 million in operating expenses primarily due to the timing of project related expenses of $3 million, lower allocated expenses and lower capitalized overhead of $2 million, partially offset by higher outside services and employee expenses of $2 million; and

•	an increase of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to two new joint venture pipelines placed in service in 2017; partially offset by

•
a decrease in transportation fees of $14 million due to renegotiated contracts resulting in lower billed volumes, offset by increased margin from optimization activity recorded in natural gas sales and other.

Segment Adjusted EBITDA. For the nine months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•
an increase of $63 million in natural gas sales and other (excluding net changes in unrealized gains and losses of $4 million) primarily due to higher realized gains from pipeline optimization activity;

•
a decrease of $11 million in storage margin (excluding net changes in unrealized gains and losses of $8 million related to fair value inventory adjustments and unrealized gains and losses on derivatives), as discussed below;

•
an increase of $10 million in retained fuel sales (excluding net changes in unrealized gains and losses of $4 million) primarily due to higher market prices. The average spot price at the Houston Ship Channel location increased 34% for the nine months ended September 30, 2017 compared to the same period last year;

•
an increase of $7 million in operating expenses primarily due to higher compression fuel expense of $6 million and higher maintenance and general expenses of $7 million, offset by lower allocated expenses of $3 million, lower capitalized overhead of $2 million and timing of project expenses of $1 million; and

•	an increase of $8 million in Adjusted EBITDA related to unconsolidated affiliates due to two new joint venture pipelines placed in service in 2017; partially offset by

•
a decrease in transportation fees of $44 million due to renegotiated contracts resulting in lower billed volumes, offset by increased margin from optimization activity recorded in natural gas sales and other and an increase of $8 million due to new demand billings on our Houston Pipeline system.

Storage margin was comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Withdrawals from storage natural gas inventory (MMBtu)	—	11,547,500	(11,547,500)	23,092,500	33,205,000	(10,112,500)
Realized margin on natural gas inventory transactions	$5	$(3)	$8	$18	$33	$(15)
Fair value inventory adjustments	(10)	(4)	(6)	(46)	52	(98)
Unrealized gains (losses) on derivatives	2	12	(10)	34	(74)	108
Margin recognized on natural gas inventory, including related derivatives	(3)	5	(8)	6	11	(5)
Revenues from fee-based storage	6	5	1	20	18	2
Total storage margin	$3	$10	$(7)	$26	$29	$(3)
The changes in storage margin were due primarily to the movement in market price of the physical storage gas and the financial derivatives used to hedge that gas.

Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Natural gas transported (MMBtu/d)	6,074,783	5,385,679	689,104	5,678,016	5,527,607	150,409
Natural gas sold (MMBtu/d)	19,012	19,478	(466)	17,659	19,398	(1,739)
Revenues	$224	$236	$(12)	$666	$729	$(63)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(79)	(76)	(3)	(220)	(223)	3
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(14)	(13)	(1)	(33)	(36)	3
Adjusted EBITDA related to unconsolidated affiliates	140	131	9	383	376	7
Other	2	—	2	4	2	2
Segment Adjusted EBITDA	$273	$278	$(5)	$800	$848	$(48)
Volumes. For the three months ended September 30, 2017 compared to the same period last year, transported volumes reflected increases of 157,060 MMBtu/d on the Trunkline pipeline as a result of increased backhaul deliveries, 153,401 MMBtu/d on the Tiger pipeline due to an increase in production in the Haynesville Shale, and 142,207 MMBtu/d on the Transwestern pipeline as a result of weather driven demand in the West and opportunities in the Texas intrastate market. The remainder of the increase was primarily due to the Rover pipeline, which was placed in partial service on August 31, 2017.
For the nine months ended September 30, 2017 compared to the same period last year, transported volumes increased due to the placement in partial service of the Rover pipeline effective August 31, 2017 and 59,305 MMBtu/d on the Tiger pipeline due to an increase in production in the Haynesville Shale and opportunities in the Texas intrastate market.
Segment Adjusted EBITDA. For the three months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net effect of the following:

•
a decrease in reservation revenues of $16 million on the Panhandle, Trunkline and Transwestern pipelines and a decrease of $3 million in gas parking service related revenues on the Panhandle and Trunkline pipelines, primarily due to lack of customer demand driven by weak spreads and mild weather. In addition, revenues on the Tiger pipeline decreased $3 million due to contract restructuring. These decreases were offset by $10 million of revenues from the placement in partial service of the Rover pipeline effective August 31, 2017; and

•	an increase in operating expenses of $3 million primarily due to higher ad valorem taxes resulting from higher valuations; offset by

•	an increase in income from unconsolidated joint ventures of $9 million primarily due to a legal settlement and lower operating expenses on Citrus.
Segment Adjusted EBITDA. For the nine months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net effect of the following:

•
a decrease in reservation revenues of $41 million on the Panhandle, Trunkline and Transwestern pipelines and a decrease of $11 million in gas parking service related revenues on the Panhandle and Trunkline pipelines, primarily due to lack of customer demand driven by weak spreads and mild weather, decrease of $17 million in revenues on the Tiger pipeline due to contract restructuring, and a decrease of $4 million on the Sea Robin pipeline due to producer maintenance and production declines. The decreases above were offset by $10 million of revenues from the placement in partial service of the Rover pipeline effective August 31, 2017;

•
a decrease in operating expenses of $3 million primarily due to lower allocated costs of $7 million and lower lease storage expense of $3 million, partially offset by higher ad valorem taxes resulting from higher valuations; and

•	a decrease in selling, general and administrative expenses of $3 million due to refunds associated with legal fees, insurance premiums and franchise taxes; offset by

•
an increase in income from unconsolidated joint ventures of $7 million primarily due to a legal settlement and lower operating expenses on Citrus, partially offset by lower earnings from Midcontinent Express.

Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Gathered volumes (MMBtu/d)	11,090,285	9,675,003	1,415,282	10,764,317	9,853,930	910,387
NGLs produced (Bbls/d)	449,454	420,877	28,577	442,190	440,124	2,066
Equity NGLs (Bbls/d)	27,185	34,341	(7,156)	26,936	31,847	(4,911)
Revenues	$1,765	$1,343	$422	$5,017	$3,765	$1,252
Cost of products sold	1,235	867	368	3,403	2,415	988
Segment margin	530	476	54	1,614	1,350	264
Unrealized (gains) losses on commodity risk management activities	1	—	1	(18)	—	(18)
Operating expenses, excluding non-cash compensation expense	(157)	(153)	(4)	(470)	(453)	(17)
Selling, general and administrative expenses, excluding non-cash compensation expense	(26)	(17)	(9)	(60)	(42)	(18)
Adjusted EBITDA related to unconsolidated affiliates	6	7	(1)	20	19	1
Other	2	1	1	2	1	1
Segment Adjusted EBITDA	$356	$314	$42	$1,088	$875	$213
Volumes. Gathered volumes and NGL production increased during the three and nine months ended September 30, 2017 compared to the same periods last year primarily due to recent acquisitions, including PennTex, and gains in the Permian and Northeast regions, partially offset by basin declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions.
Segment Margin. The components of our midstream segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Gathering and processing fee-based revenues	$422	$391	$31	$1,264	$1,171	$93
Non fee-based contracts and processing	108	85	23	350	179	171
Total segment margin	$530	$476	$54	$1,614	$1,350	$264
Segment Adjusted EBITDA. For the three months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net effects of the following:

•	an increase of $24 million (excluding net changes in unrealized gains and losses of $1 million) in non-fee based margin due to higher crude oil and NGL prices;

•
an increase of $16 million in fee-based revenue due to minimum volume commitments in the South Texas region, as well as volume increases in the Permian and Northeast regions. These increases were partially offset by volume declines in South Texas, North Texas and the Mid-Continent/Panhandle regions; and

•	an increase of $15 million in fee-based revenue due to recent acquisitions, including PennTex; partially offset by

•	an increase of $4 million in operating expenses primarily due to recent acquisitions, including PennTex; and

•	an increase in selling, general and administrative expenses primarily due to an increase in shared services allocation.

Segment Adjusted EBITDA. For the nine months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net effects of the following:

•	an increase of $113 million in non-fee based margin due to higher crude oil and NGL prices;

•
an increase of $38 million (excluding net changes in unrealized gains and losses of $20 million) in non-fee based margin due to volume increases in the Permian, partially offset by declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions;

•
an increase of $36 million in fee-based revenue due to minimum volume commitments in the South Texas region, as well as volume increases in the Permian and Northeast regions. These increases were partially offset by volume declines in the South Texas, North Texas and the Mid-Continent/Panhandle regions; and

•	an increase of $57 million in fee-based revenue due to recent acquisitions, including PennTex; partially offset by

•	an increase of $17 million in operating expenses primarily due to recent acquisitions, including PennTex; and

•
an increase of $18 million in general and administrative expenses primarily due to a decrease of $8 million in capitalized overhead, a $13 million increase in shared services allocation and $6 million additional costs from the PennTex acquisition. These increases were partially offset by a favorable impact of $12 million from the adjustment of certain reserves that had previously been recorded in connection with contingent matters.

NGL and Refined Products Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
NGL transportation volumes (MBbls/d)	836	766	70	827	741	86
Refined products transportation volumes (MBbls/d)	612	611	1	626	573	53
NGL and refined products terminal volumes (MBbls/d)	782	822	(40)	793	782	11
NGL fractionation volumes (MBbls/d)	390	338	52	418	350	68
Revenues	$2,070	$1,545	$525	$6,115	$4,329	$1,786
Cost of products sold	1,582	1,061	521	4,552	2,972	1,580
Segment margin	488	484	4	1,563	1,357	206
Unrealized losses on commodity risk management activities	56	21	35	2	53	(51)
Operating expenses, excluding non-cash compensation expense	(105)	(109)	4	(358)	(319)	(39)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(12)	(1)	(49)	(41)	(8)
Adjusted EBITDA related to unconsolidated affiliates	19	21	(2)	54	53	1
Inventory valuation adjustments	(22)	(22)	—	(17)	(31)	14
Other	—	—	—	1	—	1
Segment Adjusted EBITDA	$423	$383	$40	$1,196	$1,072	$124
Volumes. For the three and nine months ended September 30, 2017 compared to the same periods last year, NGL and refined products transportation volumes increased in the major producing regions, including the Permian, Southeast Texas, Louisiana, Eagle Ford and North Texas.
NGL and refined products terminal volumes decreased for the three months ended September 30, 2017 primarily due to the sale of one of our refined product terminals in April 2017. NGL and refined products terminal volumes increased for the nine months ended September 30, 2017 primarily due to increased throughput at our Marcus Hook Industrial Complex from the Northeast producing regions.

Average daily fractionated volumes increased 17% and 23% for the three and nine months ended September 30, 2017, respectively, compared to the same periods last year primarily due to the commissioning of our fourth fractionator at Mont Belvieu, Texas, in October 2016, which has a capacity of 120,000 Bbls/d, as well as increased producer volumes as mentioned above.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Fractionators and Refinery services margin	$117	$103	$14	$352	$296	$56
Transportation margin	246	226	20	720	629	91
Storage margin	50	50	—	160	148	12
Terminal Services margin	90	83	7	258	239	19
Marketing margin	(15)	22	(37)	73	45	28
Total segment margin	$488	$484	$4	$1,563	$1,357	$206
Segment Adjusted EBITDA. For the three months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impact of the following:

•	an increase in transportation margin of $20 million primarily due to higher volumes on our Texas NGL pipelines and our Mariner East system;

•
an increase in fractionation and refinery services margin of $13 million (excluding net changes in unrealized gains and losses of $1 million) primarily due to higher NGL volumes from most major producing regions, as noted above;

•	an increase in terminal services margin of $7 million due to higher terminal volumes from the Mariner NGL projects; and

•	a decrease of $4 million in operating expenses primarily due to a legal settlement of $8 million and a quarterly ad valorem tax true-up of $1 million; partially offset by

•
a decrease of $1 million in marketing margin (excluding net changes in unrealized gains and losses of $36 million) primarily due to the timing of the recognition of margin from optimization activities; and

•	an increase of $1 million in selling, general and administrative expenses due to higher allocations and lower capitalized overhead resulting from reduced capital spending.
Segment Adjusted EBITDA. For the nine months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impact of the following:

•	an increase in storage margin of $12 million primarily due to increased volumes from our Mont Belvieu fractionators;

•	an increase in transportation margin of $91 million primarily due to higher volumes on our Texas NGL pipelines and our Mariner East system;

•
an increase in fractionation and refinery services margin of $55 million (excluding net changes in unrealized gains and losses of $1 million) primarily due to higher NGL volumes from most major producing regions, as noted above;

•	an increase in terminal services margin of $19 million due to higher terminal volumes from the Mariner NGL projects; and

•
an increase of $22 million in marketing margin (excluding net changes in unrealized gains and losses of $50 million) primarily due to the timing of the recognition of margin from optimization activities; partially offset by

•
an increase of $39 million in operating expenses primarily due to increased utilities costs associated with our fourth fractionator at Mont Belvieu and the Mariner project ramp up at the Marcus Hook Industrial Complex of $15 million, higher ad valorem tax expenses of $11 million (primarily from our Lone Star Express pipeline beginning service in 2016), higher employee expenses associated with assets placed in service of $5 million and project related service expenses of $5 million; and

•	an increase of $8 million in selling, general and administrative expenses due to higher allocations and lower capitalized overhead resulting from reduced capital spending.

Crude Oil Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Crude Transportation Volumes (MBbls/d)	3,758	2,686	1,072	3,401	2,500	901
Crude Terminals Volumes (MBbls/d)	1,923	1,559	364	1,877	1,524	353
Revenues	$2,725	$1,856	$869	$7,765	$5,146	$2,619
Cost of products sold	2,137	1,590	547	6,563	4,294	2,269
Segment margin	588	266	322	1,202	852	350
Unrealized gains on commodity risk management activities	(1)	—	(1)	(3)	—	(3)
Operating expenses, excluding non-cash compensation expense	(119)	(71)	(48)	(305)	(185)	(120)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(16)	3	(62)	(44)	(18)
Adjusted EBITDA related to unconsolidated affiliates	5	5	—	11	10	1
Inventory valuation adjustments	(64)	(15)	(49)	(13)	(112)	99
Segment Adjusted EBITDA	$396	$169	$227	$830	$521	$309
Segment Adjusted EBITDA. For the three months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the following:

•	an increase of $194 million resulting primarily from placing our Bakken Pipeline in service in the second quarter of 2017, as well as the acquisition of a crude oil gathering system in West Texas;

•	an increase of $28 million from existing assets due to increased volumes throughout the system; and

•	an increase of $18 million due to the impact of LIFO accounting; partially offset by

•	additional operating expense as a result of placing other new projects in service and costs associated with increased volumes on our system.
Segment Adjusted EBITDA. For the nine months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the following:

•	an increase of $389 million resulting primarily from placing our Bakken Pipeline in service in the second quarter of 2017, as well as the acquisition of a crude oil gathering system in West Texas; and

•	an increase of $11 million from existing assets due to increased volumes throughout the system; partially offset by

•
a decrease of $29 million due to the impact of LIFO accounting. This unfavorable LIFO impact is expected to be reversed in future periods as commodity prices fall or the inventory positions are liquidated; and

•	additional operating expense as a result of placing other new projects in service and costs associated with increased volumes on our system.

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues	$683	$956	$(273)	$2,249	$2,521	$(272)
Cost of products sold	571	877	(306)	1,959	2,263	(304)
Segment margin	112	79	33	290	258	32
Unrealized (gains) losses on commodity risk management activities	3	1	2	(14)	19	(33)
Operating expenses, excluding non-cash compensation expense	(34)	(20)	(14)	(86)	(57)	(29)
Selling, general and administrative expenses, excluding non-cash compensation expense	(34)	(14)	(20)	(82)	(60)	(22)
Adjusted EBITDA related to unconsolidated affiliates	88	63	25	244	209	35
Other and eliminations	(2)	4	(6)	11	26	(15)
Segment Adjusted EBITDA	$133	$113	$20	$363	$395	$(32)
Amounts reflected in our all other segment primarily include:

•	our equity method investment in limited partnership units of Sunoco LP consisting of 43.5 million units, representing 43.7% of Sunoco LP’s total outstanding common units;

•	our natural gas marketing and compression operations;

•	a non-controlling interest in PES, comprising 33% of PES' outstanding common units; and

•	our investment in Coal Handling, an entity that owns and operates end-user coal handling facilities.
Segment Adjusted EBITDA. For the three months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased primarily due to the net impact of the following:

•
an increase of $25 million in Adjusted EBITDA related to unconsolidated affiliates, reflecting an increase of $34 million from our investment in PES, offset by a decrease of $9 million from our investment in Sunoco LP;

•	an increase of $7 million from commodity trading activities; and

•	an increase of $4 million from our compression operations; partially offset by

•	an increase of $11 million in transaction related expenses; and

•	an increase of $9 million in operating expenses related to an equipment lease buyout.
Segment Adjusted EBITDA. For the nine months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased primarily due to the net impact of the following:

•	a decrease of $66 million related to the termination of management fees paid by ETE that ended in 2016; and

•	an increase of $39 million in transaction related expenses; partially offset by

•
an increase of $35 million in Adjusted EBITDA related to unconsolidated affiliates, primarily comprising increases of $29 million from our investment in PES and $3 million from our investment in Sunoco LP;

•	an increase of $15 million from commodity trading activities; and

•	lower expenses related to our compression operations.

LIQUIDITY AND CAPITAL RESOURCES
Overview
ETP’s ability to satisfy its obligations and pay distributions to its Unitholders will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
For the year ending December 31, 2017, we expect to spend approximately $4.1 billion on capital expenditure funding, net of $1.0 billion financed at the asset level and net an approximately $1.4 billion reduction related to the sale of a portion of our interest in the Rover pipeline project. For 2018, we expect to spend approximately $3 billion on organic growth projects.
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
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Cash provided by operating activities during 2017 was $3.34 billion compared to $2.47 billion for 2016 and net income was $1.42 billion and $986 million for 2017 and 2016, respectively. The difference between net income and cash provided by operating activities for the nine months ended September 30, 2017 primarily consisted of net changes in operating assets and liabilities of $185 million and non-cash items totaling $1.44 billion.
The non-cash activity in 2017 and 2016 consisted primarily of depreciation, depletion and amortization of $1.71 billion and $1.47 billion, respectively, non-cash compensation expense of $57 million and $60 million, respectively, and equity in earnings of unconsolidated affiliates of $139 million and $260 million, respectively. Non-cash activity in 2017 also included deferred income taxes of $1 million and inventory valuation adjustments of $30 million. Non-cash activity in 2016 also included impairment of investment in an unconsolidated affiliate of $308 million.
Cash paid for interest, net of interest capitalized, was $1.03 billion and $1.10 billion for the nine months ended September 30, 2017 and 2016, respectively.
Capitalized interest was $177 million and $148 million for the nine months ended September 30, 2017 and 2016, respectively.

Investing Activities
Cash flows from investing activities primarily consist of cash amounts paid for acquisitions, capital expenditures, cash distributions from our joint ventures, and cash proceeds from sales or contributions of assets or businesses. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our construction and expansion projects.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Cash used in investing activities during 2017 was $4.69 billion compared to $3.64 billion for 2016. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2017 were $6.06 billion compared to $5.74 billion for 2016. Additional detail related to our capital expenditures is provided in the table below. During 2017, we received $2.00 billion in cash related to the Bakken equity sale to MarEn Bakken Company, paid $280 million in cash for the acquisition of PennTex noncontrolling interest, and paid $264 million in cash for all other acquisitions. During 2016, we received $2.20 billion in cash related to the contribution of our Sunoco, Inc. retail business to Sunoco LP.
The following is a summary of capital expenditures (net of contributions in aid of construction costs) for the nine months ended September 30, 2017:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$34	$22	$56
Interstate transportation and storage	1,704	50	1,754
Midstream	914	76	990
NGL and refined products transportation and services	2,106	53	2,159
Crude oil transportation and services	331	36	367
All other (including eliminations)	128	49	177
Total capital expenditures	$5,217	$286	$5,503
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Cash provided by financing activities during 2017 was $1.37 billion compared to $1.03 billion for 2016. In 2017 and 2016, we received net proceeds from Common Unit offerings of $2.16 billion and $794 million, respectively. In 2016, our subsidiaries received $1.31 billion in net proceeds from the issuance of common units. During 2017, we had a net increase in our debt level of $1.24 billion compared to a net increase of $1.76 billion for 2016. We have paid distributions of $2.54 billion to our partners in 2017 compared to $2.67 billion in 2016. We have also paid distributions of $306 million to noncontrolling interests in 2017 compared to $334 million in 2016. In addition, we have received capital contributions of $919 million in cash from noncontrolling interests in 2017 compared to $187 million in 2016. During 2017, we repurchased our outstanding Preferred Units for cash of $53 million and incurred debt issuance costs of $50 million.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2017	December 31, 2016
ETP Senior Notes	$20,540	$19,440
Transwestern Senior Notes	575	657
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	65	465
Sunoco Logistics Senior Notes	7,600	5,350
Credit facilities and commercial paper:
ETLP $3.75 billion Revolving Credit Facility due November 2019(1)	2,056	2,777
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020(2)	35	1,292
Sunoco Logistics $1.00 billion 364-Day Credit Facility due December 2017(3)	—	630
Bakken Project $2.50 billion Credit Facility due August 2019	2,500	1,100
PennTex $275 million Revolving Credit Facility due December 2019	—	168
Other long-term debt	5	30
Unamortized premiums, net of discounts and fair value adjustments	76	116
Deferred debt issuance costs	(197)	(180)
Total debt	34,340	32,930
Less: current maturities of long-term debt	710	1,189
Long-term debt, less current maturities	$33,630	$31,741

(1)	Includes $2.06 billion and $777 million of commercial paper outstanding at September 30, 2017 and December 31, 2016, respectively.

(2)	Includes $50 million of commercial paper outstanding at December 31, 2016.

(3)
Sunoco Logistics’ $1.00 billion 364-Day Credit Facility, including its $630 million term loan, were classified as long-term debt as of December 31, 2016 as Sunoco Logistics had the ability and intent to refinance such borrowings on a long-term basis. This 364-Day Credit Facility was terminated and repaid in May 2017.

ETP Senior Notes Redemption
In October 2017, the Partnership redeemed all of the outstanding $500 million aggregate principal amount of ETLP’s 6.50% senior notes due July 2021 and all of the outstanding $700 million aggregate principal amount of ETLP’s 5.50% senior notes due April 2023. The aggregate amount paid to redeem these notes, including call premiums, was approximately $1.23 billion.
ETP Senior Notes Offering
In September 2017, Sunoco Logistics Partners Operations L.P., a subsidiary of ETP, issued $750 million aggregate principal amount of 4.00% senior notes due 2027 and $1.50 billion aggregate principal amount of 5.40% senior notes due 2047. The $2.22 billion net proceeds from the offering were used to redeem all of the $500 million aggregate principal amount of ETLP’s 6.5% senior notes due 2021, to repay borrowings outstanding under the Sunoco Logistics Credit Facility (described below) and for general partnership purposes.
Credit Facilities and Commercial Paper
ETLP Credit Facility
The ETLP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETLP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, ETLP initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETLP Credit Facility. As of September 30, 2017, the ETLP Credit Facility had $2.06 billion of outstanding borrowings, all of which was commercial paper.

Sunoco Logistics Credit Facilities
ETP maintains the Sunoco Logistics $2.50 billion unsecured revolving credit facility (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2017, the Sunoco Logistics Credit Facility had $35 million of outstanding borrowings.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility (“364-Day Credit Facility”), due to mature on the earlier of the occurrence of the Sunoco Logistics Merger or in December 2017, with a total lending capacity of $1.00 billion. In connection with the Sunoco Logistics Merger, the 364-Day Credit Facility was terminated and repaid in May 2017.
Bakken Credit Facility
In August 2016, Energy Transfer Partners, L.P., Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility provides substantially all of the remaining capital necessary to complete the projects. As of September 30, 2017, $2.50 billion was outstanding under this credit facility.
PennTex Revolving Credit Facility
PennTex previously maintained a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”). In August 2017, the PennTex Revolving Credit Facility was repaid and terminated.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2017.
CASH DISTRIBUTIONS
Following the Sunoco Logistics Merger, cash distributions are declared and paid in accordance with the Partnership’s limited partnership agreement, which was Sunoco Logistics’ limited partnership agreement prior to the Sunoco Logistics Merger. Under the agreement, within 45 days after the end of each quarter, the Partnership distributes all cash on hand at the end of the quarter, less reserves established by the general partner in its discretion. This is defined as “available cash” in the partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct the Partnership’s business. The Partnership will make quarterly distributions to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.
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

Following are distributions declared and/or paid by the Partnership subsequent to the Sunoco Logistics Merger:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2017	May 10, 2017	May 15, 2017	$0.5350
June 30, 2017	August 7, 2017	August 14, 2017	0.5500
September 30, 2017	November 7, 2017	November 14, 2017	0.5650
The total amounts of distributions declared for the periods presented (all from Available Cash from our operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2017	2016
	ETP	Energy Transfer Partners, L.P.	Sunoco Logistics
Limited Partners:
Common Units held by public	$1,794	$1,607	$353
Common Units held by ETP	—	—	100
Common Units held by ETE	45	8	—
Class H Units held by ETE	—	263	—
General Partner interest	12	24	11
Incentive distributions held by ETE	1,204	1,012	289
IDR relinquishments	(482)	(271)	(8)
Total distributions declared to partners	$2,573	$2,643	$745
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

	September 30, 2017			December 31, 2016
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,297,500	$—	$—	(682,500)	$—	$—
Basis Swaps IFERC/NYMEX(1)	(15,810,000)	(4)	—	2,242,500	(1)	—
Options – Puts	13,000,000	—	—	—	—	—
Power (Megawatt):
Forwards	665,040	—	2	391,880	(1)	1
Futures	(213,840)	—	1	109,564	—	—
Options – Puts	(280,800)	1	2	(50,400)	—	—
Options – Calls	545,600	—	1	186,400	1	—
Crude (Bbls) – Futures	(160,000)	1	1	(617,000)	(4)	6
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	67,500	(3)	2	10,750,000	2	—
Swing Swaps IFERC	91,897,500	(1)	—	(5,662,500)	(1)	1
Fixed Swaps/Futures	(20,220,000)	1	7	(52,652,500)	(27)	19
Forward Physical Contracts	(140,937,993)	3	43	(22,492,489)	1	8
Natural Gas Liquid (Bbls) – Forwards/Swaps	(8,747,200)	(48)	79	(5,786,627)	(40)	35
Refined Products (Bbls) – Futures	(701,000)	—	9	(2,240,000)	(16)	17
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(41,102,500)	2	—	(36,370,000)	2	1
Fixed Swaps/Futures	(41,102,500)	5	12	(36,370,000)	(26)	14

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

Interest Rate Risk
As of September 30, 2017, we had $5.20 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $52 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$—	$500
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	300	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.64% and receive a floating rate	300	200
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $237 million as of September 30, 2017. For the $1.50 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $19 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
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
There have been no other changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on May 8, 2017 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Partners, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
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
Mont Belvieu received a Notice of Enforcement (“NOE”) with an Agreed Order from the Texas Commission on Environmental Quality and has a pending settlement for $0.01 million.  The NOE was for the two violations.
Energy Transfer Company Field Services, LLC received a settlement agreement and a stipulated final compliance order from the New Mexico Environmental Department (“NMED”) on October 12, 2017 for allegations of violations of New Mexico air regulations related to Jal #3 facilities. This order is a combination of Notice of Violation REG-0569-1402-R1 and Notice of Violation REG-0569-1601. The alleged violations occurred during the periods of March 24, 2014 through September 30, 2014 and September 1, 2016 through December 31, 2016. The settlement includes a civil penalty in the amount of $0.4 million and a supplement environmental project in the amount of $0.8 million.
Energy Transfer Company Field Services, LLC received a settlement offer from the NMED on June 6, 2017 for allegations of violations of New Mexico air regulations related to Jal #3 facilities. The alleged violation occurred during the period of January 1, 2017 through September 11, 2017. The NMED is offering to settle the violations with a civil penalty of $0.6 million.
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
2.1
Contribution Agreement, dated as of July 30, 2017, by and among Energy Transfer Interstate Holdings, LLC, ET Rover Pipeline LLC and BCP Renaissance, L.L.C. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-31219, filed August 2, 2017).

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

4.1
Fifteenth Supplemental Indenture, dated as of September 21, 2017, by and among Sunoco Logistics Partners Operations L.P., as issuer, Energy Transfer Partners, L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-31219, filed September 25, 2017).

4.2	Form of 4.000% Senior Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.2 of Form 8-K, File No. 1-31219, filed September 25, 2017).
4.3
Sixteenth Supplemental Indenture, dated as of September 21, 2017, by and among Sunoco Logistics Partners Operations L.P., as issuer, Energy Transfer Partners, L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K, File No. 1-31219, filed September 25, 2017).

4.4	Form of 5.400% Senior Notes due 2047 (incorporated by reference to Exhibit A to Exhibit 4.4 of Form 8-K, File No. 1-31219, filed September 25, 2017).
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER PARTNERS, L.P.

		By:	Energy Transfer Partners GP, L.P.
its General Partner

		By:	Energy Transfer Partners, L.L.C.
its General Partner

Date:	November 7, 2017	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)