Form 10-Q
period 2018-06-30
Energy Transfer Partners, L.P.
filed 2018-08-09
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 3, 2018, the registrant had 1,166,403,685 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Partners, L.P. (the “Partnership” or “ETP”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its General Partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, projected or expected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 23, 2018 and “Part II – Item 1A. Risk Factors,” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 10, 2018.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

BBtu	billion British thermal units

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy used

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

CDM	CDM Resource Management LLC and CDM Environmental & Technical Services LLC, collectively

Citrus	Citrus, LLC

DOJ	United States Department of Justice

EPA	United States Environmental Protection Agency

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC for the periods presented herein

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

ii

IDRs	incentive distribution rights

Legacy ETP Preferred Units	legacy ETP Series A cumulative convertible preferred units

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PennTex	PennTex Midstream Partners, LP

PES	Philadelphia Energy Solutions

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a wholly-owned subsidiary of Sunoco, Inc.

RIGS	Regency Intrastate Gas LP

Rover	Rover Pipeline LLC, a subsidiary of ETP

SEC	Securities and Exchange Commission

Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Sunoco Logistics	Sunoco Logistics Partners L.P.

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle

USAC	USA Compression Partners, LP
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$494	$306
Accounts receivable, net	3,684	3,946
Accounts receivable from related companies	334	318
Inventories	1,256	1,589
Income taxes receivable	172	135
Derivative assets	57	24
Other current assets	550	210
Total current assets	6,547	6,528

Property, plant and equipment	69,637	67,699
Accumulated depreciation and depletion	(9,861)	(9,262)
	59,776	58,437

Advances to and investments in unconsolidated affiliates	3,636	3,816
Other non-current assets, net	762	758
Intangible assets, net	4,988	5,311
Goodwill	2,861	3,115
Total assets	$78,570	$77,965

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,488	$4,126
Accounts payable to related companies	329	209
Derivative liabilities	385	109
Accrued and other current liabilities	2,284	2,143
Current maturities of long-term debt	155	407
Total current liabilities	6,641	6,994

Long-term debt, less current maturities	33,741	32,687
Non-current derivative liabilities	135	145
Deferred income taxes	2,917	2,883
Other non-current liabilities	1,079	1,084

Commitments and contingencies
Redeemable noncontrolling interests	21	21

Equity:
Limited Partners:
Series A Preferred Unitholders	958	944
Series B Preferred Unitholders	556	547
Series C Preferred Unitholders	442	—
Common Unitholders	25,546	26,531
General Partner	359	244
Accumulated other comprehensive income	4	3
Total partners’ capital	27,865	28,269
Noncontrolling interest	6,171	5,882
Total equity	34,036	34,151
Total liabilities and equity	$78,570	$77,965

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
REVENUES:
Natural gas sales	$1,024	$1,022	$2,086	$2,034
NGL sales	2,141	1,485	4,171	3,032
Crude sales	4,241	2,345	7,495	4,887
Gathering, transportation and other fees	1,464	1,067	2,861	2,091
Refined product sales	413	304	852	775
Other	127	353	225	652
Total revenues	9,410	6,576	17,690	13,471
COSTS AND EXPENSES:
Cost of products sold	7,140	4,624	13,128	9,674
Operating expenses	627	539	1,231	1,031
Depreciation, depletion and amortization	588	557	1,191	1,117
Selling, general and administrative	112	120	224	230
Total costs and expenses	8,467	5,840	15,774	12,052
OPERATING INCOME	943	736	1,916	1,419
OTHER INCOME (EXPENSE):
Interest expense, net	(358)	(336)	(704)	(668)
Equity in earnings (losses) of unconsolidated affiliates	106	(61)	34	12
Gain on Sunoco LP common unit repurchase	—	—	172	—
Loss on deconsolidation of CDM	(86)	—	(86)	—
Gains (losses) on interest rate derivatives	20	(25)	72	(20)
Other, net	46	61	106	80
INCOME BEFORE INCOME TAX EXPENSE	671	375	1,510	823
Income tax expense	69	79	29	134
NET INCOME	602	296	1,481	689
Less: Net income attributable to noncontrolling interest	170	94	334	156
NET INCOME ATTRIBUTABLE TO PARTNERS	432	202	1,147	533
Series A Preferred Unitholders’ interest in net income	15	—	30	—
Series B Preferred Unitholders’ interest in net income	9	—	18	—
Series C Preferred Unitholders’ interest in net income	6	—	6	—
General Partner’s interest in net income	402	251	804	457
Class H Unitholder’s interest in net income	—	—	—	93
Common Unitholders’ interest in net income (loss)	$—	$(49)	$289	$(17)
NET INCOME (LOSS) PER COMMON UNIT:
Basic	$(0.01)	$(0.04)	$0.23	$(0.02)
Diluted	$(0.01)	$(0.04)	$0.23	$(0.02)
* As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Net income	$602	$296	$1,481	689
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	—	1	(2)	3
Actuarial loss relating to pension and other postretirement benefit plans	—	(1)	(2)	(3)
Change in other comprehensive income from unconsolidated affiliates	2	(1)	7	(1)
	2	(1)	3	(1)
Comprehensive income	604	295	1,484	688
Less: Comprehensive income attributable to noncontrolling interest	170	94	334	156
Comprehensive income attributable to partners	$434	$201	$1,150	$532
* As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Dollars in millions)
(unaudited)

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Series C Preferred Units	Common Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2017	$944	$547	$—	$26,531	$244	$3	$5,882	$34,151
Distributions to partners	(15)	(9)	—	(1,315)	(672)	—	—	(2,011)
Distributions to noncontrolling interest	—	—	—	—	—	—	(359)	(359)
Units issued for cash	—	—	436	39	—	—	—	475
Capital contributions from noncontrolling interest	—	—	—	—	—	—	318	318
Repurchases of common units	—	—	—	(24)	—	—	—	(24)
Other comprehensive income, net of tax	—	—	—	—	—	3	—	3
Other, net	(1)	—	—	26	(17)	(2)	(4)	2
Net income	30	18	6	289	804	—	334	1,481
Balance, June 30, 2018	$958	$556	$442	$25,546	$359	$4	$6,171	$34,036

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017*
OPERATING ACTIVITIES
Net income	$1,481	$689
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,191	1,117
Deferred income taxes	52	121
Non-cash compensation expense	41	38
Gain on Sunoco LP common unit repurchase	(172)	—
Loss on deconsolidation of CDM	86	—
Distributions on unvested awards	(17)	(15)
Equity in earnings of unconsolidated affiliates	(34)	(12)
Distributions from unconsolidated affiliates	215	197
Other non-cash	(122)	(98)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	229	(387)
Net cash provided by operating activities	2,950	1,650
INVESTING ACTIVITIES
Cash proceeds from CDM contribution	1,227	—
Cash proceeds from Sunoco LP common unit repurchase	540	—
Cash proceeds from Bakken pipeline transaction	—	2,000
Cash paid for acquisition of PennTex noncontrolling interest	—	(280)
Cash paid for all other acquisitions	(29)	(261)
Capital expenditures, excluding allowance for equity funds used during construction	(3,409)	(2,842)
Contributions in aid of construction costs	60	10
Contributions to unconsolidated affiliates	(13)	(225)
Distributions from unconsolidated affiliates in excess of cumulative earnings	31	94
Proceeds from the sale of assets	2	25
Other	—	(7)
Net cash used in investing activities	(1,591)	(1,486)
FINANCING ACTIVITIES
Proceeds from borrowings	12,476	11,466
Repayments of debt	(12,018)	(10,953)
Cash paid to affiliate notes	—	(255)
Common units issued for cash	39	990
Preferred units issued for cash	436	—
Capital contributions from noncontrolling interest	318	456
Distributions to partners	(2,011)	(1,702)
Distributions to noncontrolling interest	(359)	(186)
Repurchases of common units	(24)	—
Redemption of Legacy ETP Preferred Units	—	(53)
Debt issuance costs	(38)	(20)
Other	10	5
Net cash used in financing activities	(1,171)	(252)
Increase (decrease) in cash and cash equivalents	188	(88)
Cash and cash equivalents, beginning of period	306	360
Cash and cash equivalents, end of period	$494	$272
* As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts, except per unit data, are in millions)
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
Organization
Energy Transfer Partners, L.P. (“ETP”) is a consolidated subsidiary of ETE. In August 2018, ETE and ETP announced that they have entered into a definitive agreement providing for the merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. In connection with the transaction, ETE’s IDRs in ETP will be cancelled. Under the terms of the transaction, ETP unitholders (other than ETE and its subsidiaries) will receive 1.28 common units of ETE for each common unit of ETP they own. The transaction is expected to close in the fourth quarter of 2018, subject to the approval by a majority of the unaffiliated unitholders of ETP and other customary closing conditions.
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

•	Energy Transfer Interstate Holdings, LLC, (“ETIH”) with revenues consisting primarily of fees earned from natural gas transportation services and operational gas sales, which is the parent company of:

•	Transwestern, engaged in interstate transportation of natural gas. Transwestern’s revenues consist primarily of fees earned from natural gas transportation services and operational gas sales.

•	ETC Fayetteville Express Pipeline, LLC, which directly owns a 50% interest in FEP, which owns 100% of the Fayetteville Express interstate natural gas pipeline.

•	ETC Tiger Pipeline, LLC, engaged in interstate transportation of natural gas.

•	CrossCountry Energy, LLC, which indirectly owns a 50% interest in Citrus, which owns 100% of the FGT interstate natural gas pipeline.

•	ETC Midcontinent Express Pipeline, L.L.C., which directly owns a 50% interest in MEP.

•	ET Rover Pipeline, LLC, which ETIH directly owns a 50.1% interest in, which owns a 65% interest in the Rover pipeline.

•	ETC Compression, LLC, engaged in natural gas compression services and related equipment sales. As discussed further in Note 2 below, in April 2018, we contributed certain assets to USAC.

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

As a result of this change in accounting policy, the consolidated statement of operations and comprehensive income in prior periods have been retrospectively adjusted, as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Cost of products sold (1)	$4,628	$(4)	$4,624	$9,707	$(33)	$9,674
Operating income	732	4	736	1,386	33	1,419
Income before income tax expense	371	4	375	790	33	823
Net income	292	4	296	656	33	689
Net income attributable to partners	199	3	202	523	10	533
Net loss per common unit – basic	(0.04)	—	(0.04)	(0.04)	0.02	(0.02)
Net loss per common unit – diluted	(0.04)	—	(0.04)	(0.04)	0.02	(0.02)
Comprehensive income	291	4	295	655	33	688
Comprehensive income attributable to partners	198	3	201	522	10	532
(1)    As originally reported amounts reflect certain reclassifications made to conform to the current year presentation.
As a result of this change in accounting policy, the consolidated statement of cash flows in prior periods have been retrospectively adjusted, as follows:

	Six Months Ended June 30, 2017
	As Originally Reported	Effect of Change	As Adjusted
Net income	$656	$33	$689
Inventory valuation adjustments	56	(56)	—
Net change in operating assets and liabilities, net of effects from acquisitions (change in inventories)	(410)	23	(387)
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
Upon the adoption of ASU 2014-09, the amount of revenue that the Partnership recognizes on certain contracts has changed, primarily due to decreases in revenue (with offsetting decreases to cost of sales) resulting from recognition of non-cash consideration as revenue when received and as cost of sales when sold to third parties. In addition, income statement reclassifications were required for fuel usage and loss allowances related to multiple segments as well as contracts deemed to be in-substance supply agreements in our midstream segment. In addition to the evaluation performed, we have made appropriate design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard.
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
The disclosure below shows the impact of adopting the new standard during the period of adoption compared to amounts that would have been reported under the Partnership’s previous revenue recognition policies:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change: Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change: Higher/(Lower)
Revenues:
Natural gas sales	$1,024	$1,024	$—	$2,086	$2,086	$—
NGL sales	2,141	2,134	7	4,171	4,153	18
Crude sales	4,241	4,238	3	7,495	7,488	7
Gathering, transportation and other fees	1,464	1,611	(147)	2,861	3,194	(333)
Refined product sales	413	413	—	852	852	—
Other	127	127	—	225	225	—

Costs and expenses:
Cost of products sold	$7,140	$7,287	$(147)	$13,128	$13,461	$(333)
Operating expenses	627	617	10	1,231	1,206	25
Additional disclosures related to revenue are included in Note 12.
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
ASU 2018-02
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to partners’ capital for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Partnership elected to early adopt this ASU in the first quarter of 2018. The effect of the adoption was not material.

2.	ACQUISITIONS AND OTHER INVESTING TRANSACTIONS
CDM Contribution
On April 2, 2018, ETP contributed to USAC all of the issued and outstanding membership interests of CDM for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 common units representing limited partner interests in USAC, (ii) 6,397,965 units of a newly authorized and established class of units representing limited partner interests in USAC (“USAC Class B Units”) and (iii) $1.23 billion in cash, including customary closing adjustments (the “CDM Contribution”). The USAC Class B Units are a new class of partnership interests of USAC that have substantially all of the rights and obligations of a USAC common unit, except the USAC Class B Units will not participate in distributions for the first four quarters following the closing date of April 2, 2018. Each USAC Class B Unit will automatically convert into one USAC common unit on the first business day following the record date attributable to the quarter ending June 30, 2019.
Prior to the CDM Contribution, the CDM entities were indirect wholly-owned subsidiaries of ETP. Beginning April 2018, ETP’s consolidated financial statements reflected an equity method investment in USAC. CDM’s assets and liabilities were not reflected as held for sale, nor were CDM’s results reflected as discontinued operations in these financial statements. At June 30, 2018, the carrying value of ETP’s investment in USAC was $399 million, which is reflected in the all other segment. ETP recorded a $86 million loss on the deconsolidation of CDM including a $45 million accrual related to the indemnification of USAC related to an ongoing CDM sales and use tax audit.
In connection with the CDM Contribution, ETE acquired (i) all of the outstanding limited liability company interests in USA Compression GP, LLC, the general partner of USAC, and (ii) 12,466,912 USAC common units for cash consideration equal to $250 million.

3.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES
HPC
ETP previously owned a 49.99% interest in HPC, which owns RIGS.  In April 2018, ETP acquired the remaining 50.01% interest in HPC.  Prior to April 2018, HPC was reflected as an unconsolidated affiliate in ETP’s financial statements; beginning in April 2018, RIGS is reflected as a wholly-owned subsidiary in ETP’s financial statements.
Sunoco LP
In February 2018, after the record date for Sunoco LP’s fourth quarter 2017 cash distributions, Sunoco LP repurchased 17,286,859 Sunoco LP common units owned by ETP for aggregate cash consideration of approximately $540 million. ETP used the proceeds from the sale of the Sunoco LP common units to repay amounts outstanding under its revolving credit facility.
As of June 30, 2018, ETP owns 26.2 million Sunoco LP common units representing 31.8% of Sunoco LP’s total outstanding common units. Our investment in Sunoco LP is reflected in the all other segment. As of June 30, 2018, the carrying value of our investment in Sunoco LP is $535 million.
USAC
As of June 30, 2018, ETP owns 19.2 million USAC common units and 6.4 million USAC Class B Units, together representing 26.6% of the limited partner interests in USAC. USAC provides compression services to producers, processors, gatherers and transporters of natural gas and crude oil. Our investment in USAC is reflected in the all other segment. As of June 30, 2018, the carrying value of our investment in USAC is $399 million.

4.	CASH AND CASH EQUIVALENTS
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
The net change in operating assets and liabilities (net of effects of acquisitions and deconsolidations) included in cash flows from operating activities is comprised as follows:

	Six Months Ended June 30,
	2018	2017*
Accounts receivable	$236	$88
Accounts receivable from related companies	156	(115)
Inventories	299	160
Other current assets	(375)	77
Other non-current assets, net	(3)	(39)
Accounts payable	(465)	(286)
Accounts payable to related companies	(99)	131
Accrued and other current liabilities	249	(389)
Other non-current liabilities	(2)	7
Derivative assets and liabilities, net	233	(21)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$229	$(387)
* As adjusted. See Note 1.
Non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2018	2017
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,007	$1,363
USAC limited partner interests received in the CDM Contribution (see Note 2)	411	—
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$—	$988

5.	INVENTORIES
Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Natural gas, NGLs and refined products	$434	$733
Crude oil	571	551
Spare parts and other	251	305
Total inventories	$1,256	$1,589

We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

6.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of June 30, 2018 was $33.64 billion and $33.90 billion, respectively. As of December 31, 2017, the aggregate fair value and carrying amount of our consolidated debt obligations was $34.28 billion and $33.09 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the six months ended June 30, 2018, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2018
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$22	$22	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	11	11	—
Forward Physical Contracts	9	—	9
Power:
Forwards	69	—	69
Options – Puts	1	1	—
NGLs – Forwards/Swaps	300	300	—
Total commodity derivatives	413	334	79
Other non-current assets	21	14	7
Total assets	$434	$348	$86
Liabilities:
Interest rate derivatives	$(147)	$—	$(147)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(70)	(70)	—
Swing Swaps IFERC	(2)	(1)	(1)
Fixed Swaps/Futures	(14)	(14)	—
Forward Physical Contracts	(5)	—	(5)
Power – Forwards	(57)	—	(57)
NGLs – Forwards/Swaps	(316)	(316)	—
Refined Products – Futures	(5)	(5)	—
Crude – Forwards/Swaps	(307)	(307)	—
Total commodity derivatives	(776)	(713)	(63)
Total liabilities	$(923)	$(713)	$(210)

		Fair Value Measurements at December 31, 2017
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$11	$11	$—
Swing Swaps IFERC	13	—	13
Fixed Swaps/Futures	70	70	—
Forward Physical Swaps	8	—	8
Power – Forwards	23	—	23
NGLs – Forwards/Swaps	191	191	—
Crude:
Forwards/Swaps	2	2	—
Futures	2	2	—
Total commodity derivatives	320	276	44
Other non-current assets	21	14	7
Total assets	$341	$290	$51
Liabilities:
Interest rate derivatives	$(219)	$—	$(219)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(24)	(24)	—
Swing Swaps IFERC	(15)	(1)	(14)
Fixed Swaps/Futures	(57)	(57)	—
Forward Physical Swaps	(2)	—	(2)
Power – Forwards	(22)	—	(22)
NGLs – Forwards/Swaps	(186)	(186)	—
Refined Products – Futures	(25)	(25)	—
Crude:
Forwards/Swaps	(6)	(6)	—
Futures	(1)	(1)	—
Total commodity derivatives	(338)	(300)	(38)
Total liabilities	$(557)	$(300)	$(257)

7.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT
The historical common units and net income per limited partner unit amounts presented in these consolidated financial statements have been retrospectively adjusted to reflect the 1.5 to one unit-for-unit exchange in connection with the Sunoco Logistics Merger.

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Net income	$602	$296	$1,481	$689
Less: Income attributable to noncontrolling interest	170	94	334	156
Net income, net of noncontrolling interest	432	202	1,147	533
Series A Preferred Unitholders’ interest in net income	15	—	30	—
Series B Preferred Unitholders’ interest in net income	9	—	18	—
Series C Preferred Unitholders’ interest in net income	6	—	6	—
General Partner’s interest in net income	402	251	804	457
Class H Unitholder’s interest in net income	—	—	—	93
Common Unitholders’ interest in net income (loss)	—	(49)	289	(17)
Additional (earnings) distributions allocated to General Partner	(1)	15	(3)	12
Distributions on employee unit awards, net of allocation to General Partner	(7)	(6)	(15)	(13)
Net income (loss) available to Common Unitholders	$(8)	$(40)	$271	$(18)
Weighted average Common Units – basic	1,165.4	1,021.7	1,164.6	922.5
Basic net income (loss) per Common Unit	$(0.01)	$(0.04)	$0.23	$(0.02)

Weighted average Common Units – diluted	1,165.4	1,021.7	1,169.4	922.5
Diluted net income (loss) per Common Unit	$(0.01)	$(0.04)	$0.23	$(0.02)
* As adjusted. See Note 1.
For certain periods reflected above, distributions paid for the period exceeded net income attributable to partners. Accordingly, the distributions paid to preferred unitholders and the General Partner, including incentive distributions, further exceeded net income, and as a result, a net loss was allocated to the Limited Partners for the period.

8.	DEBT OBLIGATIONS
ETP Senior Notes Offering and Redemption
In June 2018, ETP issued the following senior notes:
•$500 million aggregate principal amount of 4.20% senior notes due 2023;
•$1.00 billion aggregate principal amount of 4.95% senior notes due 2028;
•$500 million aggregate principal amount of 5.80% senior notes due 2038; and
•$1.00 billion aggregate principal amount of 6.00% senior notes due 2048.
The senior notes were registered under the Securities Act of 1933 (as amended).  The Partnership may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The principal on the senior notes is payable upon maturity and interest is paid semi-annually.
The senior notes rank equally in right of payment with ETP’s existing and future senior debt, and senior in right of payment to any future subordinated debt ETP may incur.  The notes of each series will initially be fully and unconditionally guaranteed by our subsidiary, Sunoco Logistics Partners Operations L.P., on a senior unsecured basis so long as it guarantees any of our other long-term debt. The guarantee for each series of notes ranks equally in right of payment with all of the existing and future senior debt of Sunoco Logistics Partners Operations L.P., including its senior notes.

The $2.96 billion net proceeds from the offering were used to repay borrowings outstanding under ETP’s revolving credit facility, for general partnership purposes and to redeem all of the following senior notes:
•ETP’s $650 million aggregate principal amount of 2.50% senior notes due June 15, 2018;
•Panhandle’s $400 million aggregate principal amount of 7.00% senior notes due June 15, 2018; and
•ETP’s $600 million aggregate principal amount of 6.70% senior notes due July 1, 2018.
The aggregate amount paid to redeem these notes was approximately $1.65 billion.
Credit Facilities and Commercial Paper
ETP Five-Year Credit Facility
ETP’s revolving credit facility (the “ETP Five-Year Credit Facility”) allows for unsecured borrowings up to $4.00 billion and matures in December 2022. The ETP Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of June 30, 2018, the ETP Five-Year Credit Facility had $1.23 billion outstanding, all of which was commercial paper. The amount available for future borrowings was $2.61 billion after taking into account letters of credit of $167 million. The weighted average interest rate on the total amount outstanding as of June 30, 2018 was 2.87%.
ETP 364-Day Facility
ETP’s 364-day revolving credit facility (the “ETP 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 30, 2018. As of June 30, 2018, the ETP 364-Day Facility had no outstanding borrowings.
Bakken Credit Facility
In August 2016, ETP and Phillips 66 completed project-level financing of the Bakken pipeline. The $2.50 billion credit facility matures in August 2019 (the “Bakken Credit Facility”). As of June 30, 2018, the Bakken Credit Facility had $2.50 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of June 30, 2018 was 3.72%.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of June 30, 2018.

9.	EQUITY
The changes in outstanding common units during the six months ended June 30, 2018 were as follows:

Number of Units
Number of common units at December 31, 2017	1,164.1
Common units issued in connection with the distribution reinvestment plan	2.1
Common units issued in connection with certain transactions	1.3
Issuance of common units under equity incentive plans	0.1
Repurchases of common units in open-market transactions	(1.2)
Number of common units at June 30, 2018	1,166.4
Equity Distribution Program
During the six months ended June 30, 2018, there were no units issued under the Partnership’s equity distribution agreement. As of June 30, 2018, $752 million of the Partnership’s common units remained available to be issued under the Partnership’s existing $1.00 billion equity distribution agreement.
Distribution Reinvestment Program
During the six months ended June 30, 2018, distributions of $39 million were reinvested under the Partnership’s distribution reinvestment plan.

Preferred Units
ETP issued 950,000 Series A Preferred Units and 550,000 Series B Preferred Units in November 2017.
Series C Preferred Units Issuance
In April 2018, ETP issued 18 million of its 7.375% Series C Preferred Units at a price of $25 per unit, resulting in total gross proceeds of $450 million. The proceeds were used to repay amounts outstanding under ETP’s revolving credit facility and for general partnership purposes.
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
Series D Preferred Units Issuance
In July 2018, ETP issued 17.8 million of its 7.625% Series D Preferred Units at a price of $25 per unit, resulting in total gross proceeds of $445 million. The proceeds were used to repay amounts outstanding under ETP’s revolving credit facility and for general partnership purposes.
Distributions on the Series D Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, August 15, 2023, at a rate of 7.625% per annum of the stated liquidation preference of $25. On and after August 15, 2023, distributions on the Series D Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.378% per annum. The Series D Preferred Units are redeemable at ETP’s option on or after August 15, 2023 at a redemption price of $25 per Series D Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
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
Distributions on common units declared and/or paid by the Partnership subsequent to December 31, 2017 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 8, 2018	February 14, 2018	$0.5650
March 31, 2018	May 7, 2018	May 15, 2018	0.5650
June 30, 2018	August 6, 2018	August 14, 2018	0.5650
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods:

Year Ending December 31,
2018 (remainder)	$69
2019	128
Each year beyond 2019	33

Distributions on preferred units declared and/or paid by the Partnership subsequent to December 31, 2017 were as follows:

Period Ended	Record Date	Payment Date	Rate
Series A Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	$15.451
June 30, 2018	August 1, 2018	August 15, 2018	31.250
Series B Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	$16.378
June 30, 2018	August 1, 2018	August 15, 2018	33.125
Series C Preferred Units
June 30, 2018	August 1, 2018	August 15, 2018	$0.56337
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2018	December 31, 2017
Available-for-sale securities (1)	$4	$8
Foreign currency translation adjustment	(5)	(5)
Actuarial loss related to pensions and other postretirement benefits	(7)	(5)
Investments in unconsolidated affiliates, net	12	5
Total AOCI, net of tax	$4	$3

(1)
Effective January 1, 2018, the Partnership adopted Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which resulted in the reclassification of $2 million from accumulated other comprehensive income related to available-for-sale securities to common unitholders.

10.	INCOME TAXES
The Partnership’s effective tax rate differs from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. For the three and six months ended June 30, 2018, the Partnership’s income tax benefit also reflected $3 million and $70 million, respectively, of deferred benefit adjustments as the result of a state statutory rate reduction.

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Guarantee of Sunoco LP Notes
In connection with previous transactions whereby Retail Holdings contributed assets to Sunoco LP, Retail Holdings provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to certain of Sunoco LP’s senior notes and $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019. In December 2016, Retail Holdings contributed its interests in Sunoco LP, along with the assignment of the guarantee of Sunoco LP’s senior notes, to its subsidiary, ETC M-A Acquisition LLC (“ETC M-A”).
On January 23, 2018, Sunoco LP redeemed the previously guaranteed senior notes, repaid and terminated the term loan and issued the following notes for which ETC M-A has also guaranteed collection with respect to the payment of principal amounts:

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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental expense	$22	$19	$39	$39
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

On June 14, 2017, the Court ruled on SRST’s and CRST’s motions for partial summary judgment and the USACE’s cross-motions for partial summary judgment. The Court concluded that the USACE had not violated trust duties owed to the Tribes and had generally complied with its obligations under the Clean Water Act, the Rivers and Harbors Act, the Mineral Leasing Act, the National Environmental Policy Act (“NEPA”) and other related statutes; however, the Court remanded to the USACE three discrete issues for further analysis and explanation of its prior determinations under certain of these statutes. On May 3, 2018, the District Court ordered the USACE to file a status report by June 8, 2018 informing the Court when the USACE expects the remand process to be complete. On June 8, 2018, the USACE filed a status report stating that they will conclude the remand process by August 10, 2018. On August 7, 2018, the USACE informed the Court that they will need until August 31, 2018 to finish the remand process. Following the completion of the remand process by the USACE, the Court will make a determination regarding the three discrete issues covered by the remand order.
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
While ETP believes that the pending lawsuits are unlikely to halt or suspend operation of the pipeline, we cannot assure this outcome. ETP cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
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
As of June 30, 2018, Sunoco, Inc. is a defendant in six cases, including one case each initiated by the States of Maryland, Vermont and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial

Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants Energy Transfer Partners, L.P., ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals, L.P.
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
The Regency Merger Litigation alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. On March 29, 2016, the Delaware Court of Chancery granted Defendants’ motion to dismiss the lawsuit in its entirety. Dieckman appealed. On January 20, 2017, the Delaware Supreme Court reversed the judgment of the Court of Chancery. On May 5, 2017, Plaintiff filed an Amended Verified Class Action Complaint. Defendants then filed Motions to Dismiss the Amended Complaint and a Motion to Stay Discovery on May 19, 2017. On February 20, 2018, the Court of Chancery issued an Order granting in part and denying in part the motions to dismiss, dismissing the claims against all defendants other than Regency GP, LP and Regency GP LLC (the “Regency Defendants”). On March 6, 2018, the Regency Defendants filed their Answer to Plaintiff’s Verified Amended Class Action Complaint. Trial is currently set for September 23-27, 2019.
The Regency Defendants cannot predict the outcome of the Regency Merger Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can the Regency Defendants predict the amount of time and expense that will be required to resolve the Regency Merger Litigation. The Regency Defendants believe the Regency Merger Litigation is without merit and intend to vigorously defend against it and any others that may be filed in connection with the Regency Merger.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETP.  The jury also found that ETP owed Enterprise $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETP and awarded ETP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETP’s motion for rehearing to the Court of Appeals was denied. On June 8, 2018, the Texas Supreme Court ordered briefing on the merits. ETP’s petition for review remains under consideration by the Texas Supreme Court.
Bayou Bridge
On January 11, 2018, environmental groups and a trade association filed suit against the USACE in the United States District Court for the Middle District of Louisiana. Plaintiffs allege that the USACE’s issuance of permits authorizing the construction of the Bayou Bridge Pipeline through the Atchafalaya Basin (“Basin”) violated the National Environmental Policy Act, the Clean Water Act, and the Rivers and Harbors Act. They asked the district court to vacate these permits and to enjoin construction of the project through the Basin until the USACE corrects alleged deficiencies in its decision-making process. ETP, through its subsidiary Bayou Bridge Pipeline, LLC (“Bayou Bridge”), intervened on January 26, 2018. On March 27, 2018, Bayou Bridge filed an answer to the complaint.
On January 29, 2018, Plaintiffs filed motions for a preliminary injunction and TRO. United States District Court Judge Shelly Dick denied the TRO on January 30, 2018, but subsequently granted the preliminary injunction on February 23, 2018. On February 26, 2018, Bayou Bridge filed a notice of appeal and a motion to stay the February 23, 2018 preliminary injunction order. On February 27, 2018, Judge Dick issued an opinion that clarified her February 23, 2018 preliminary injunction order and denied Bayou Bridge’s February 26, 2018 motion to stay as moot. On March 1, 2018, Bayou Bridge filed a new notice of appeal and motion to stay the February 27, 2018 preliminary injunction order in the district court. On March 5, 2018, the district court denied the March 1, 2018 motion to stay the February 27, 2018 order.
On March 2, 2018, Bayou Bridge filed a motion to stay the preliminary injunction in the Fifth Circuit. On March 15, 2018, the Fifth Circuit granted a stay of injunction pending appeal and found that Bayou Bridge “is likely to succeed on the merits of its claim that the district court abused its discretion in granting a preliminary injunction.” Oral arguments were heard on the merits of the appeal, that is, whether the district court erred in granting the preliminary injunction in the Fifth Circuit on April 30, 2018. The district court has stayed the merits case pending decision of the Fifth Circuit. On May 10, 2018, the District Court stayed the litigation pending a decision from the Fifth Circuit. On July 6, 2018, the Fifth Circuit vacated the Preliminary Injunction and remanded the case back to the District Court. Construction is ongoing.
Rover
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and Pretec Directional Drilling, LLC (“Pretec”) seeking to recover approximately $2.6 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. Laney Directional Drilling Co., Atlas Trenchless, LLC, Mears Group, Inc., D&G Directional Drilling, Inc. d/b/a D&G Directional Drilling, LLC, and B&T Directional Drilling, Inc. (collectively, with Rover and Pretec, “Defendants”) were added as defendants on April 17, and July 18, 2018.
Ohio EPA alleges that the Defendants illegally discharged millions of gallons of drilling fluids into Ohio’s waters that caused pollution and degraded water quality, and that the Defendants harmed pristine wetlands in Stark County. Ohio EPA further alleges that the Defendants caused the degradation of Ohio’s waters by discharging pollution in the form of sediment-laden storm water into Ohio’s waters and that Rover violated its hydrostatic permits by discharging effluent with greater levels of pollutants than those permits allowed and by not properly sampling or monitoring effluent for required parameters or reporting those alleged violations. Defendants’ motions to dismiss are due on or before September 10, 2018.
In January 2018, Ohio EPA sent a letter to the FERC to express concern regarding drilling fluids lost down a hole during horizontal directional drilling (“HDD”) operations as part of the Rover Pipeline construction. Rover sent a January 24 response to the FERC and stated, among other things, that as Ohio EPA conceded, Rover was conducting its drilling operations in accordance with specified procedures that had been approved by the FERC and reviewed by the Ohio EPA. In addition, although the HDD operations were crossing the same resource as that which led to an inadvertent release of drilling fluids in April 2017, the drill in 2018 had been redesigned since the original crossing. Ohio EPA expressed concern that the drilling fluids could deprive organisms in the wetland of oxygen. Rover, however, has now fully remediated the site, a fact with which Ohio EPA concurs.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of June 30, 2018 and December 31, 2017, accruals of approximately $52 million and $53 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
On April 25, 2018, and as amended on April 30, 2018, State Senator Andrew Dinniman filed a Formal Complaint and Petition for Interim Emergency Relief (“Complaint”) against Sunoco Pipeline L.P. (“SPLP”) before the Pennsylvania Public Utility Commission (“PUC”). Specifically, the Complaint alleges that (i) the services and facilities provided by the Mariner East Pipeline (“ME1,” “ME2” or “ME2x”) in West Whiteland Township (“the Township”) are unreasonable, unsafe, inadequate, and insufficient for, among other reasons, selecting an improper and unsafe route through densely populated portions of the Township with homes, schools, and infrastructure and causing inadvertent returns and sinkholes during construction because of unstable geology in the Township; (ii) SPLP failed to warn the public of the dangers of the pipeline; (iii) the construction of ME2 and ME2x increases the risk of damage to the existing co-located ME1 pipeline; and (iv) ME1, ME2 and ME2x are not public utility facilities. Based on these allegations, Senator Dinniman’s Complaint seeks emergency relief by way of an order (i) prohibiting construction of ME2 and ME2x in West Whiteland Township; (ii) prohibiting operation of ME1; (iii) in the alternative to (i) and (ii) prohibiting the construction of ME2 and ME2x and the operation of ME1 until SPLP fully assesses and the PUC approves the condition, adequacy, efficiency, safety, and reasonableness of those pipelines and the geology in which they sit; (iv) requiring SPLP to release to the public its written integrity management plan and risk analysis for these pipelines; and (v) finding that these pipelines are not public utility facilities. In short, the relief, if granted, would continue the suspension of operation of ME1 and suspend further construction of ME2 and ME2x in West Whiteland Township.
Following a hearing on May 7 and 10, 2018, Administrative Law Judge Elizabeth H. Barnes (“ALJ”) issued an Order on May 24, 2018 that granted Senator Dinniman’s petition for interim emergency relief and required SPLP to shut down ME1, to discontinue construction of ME2 and ME2x within the Township, and required SPLP to provide various types of information and perform various geotechnical and geophysical studies within the Township. The ALJ’s Order was immediately effective, and SPLP complied by shutting down service on ME1 and discontinuing all construction in the Township on ME2 and ME2x. The ALJ’s Order was automatically certified as a material question to the PUC, which issued an Opinion and Order on June 15, 2018 (following a public meeting on June 14, 2018) that reversed in part and affirmed in part the ALJ’s Order. PUC’s Opinion and Order permitted SPLP to resume service on ME1, but continued the shutdown of construction on ME2 and ME2x pending the submission of the following three types of information to PUC: (i) inspection and testing protocols; (ii) comprehensive emergency response plan; and (iii) safety training curriculum for employees and contractors. SPLP submitted the required information on June 22, 2018. On July 2, 2018, Senator Dinniman and intervenors responded to the submission. SPLP is also required to provide an affidavit that the Pennsylvania Department of Environmental Protection (“DEP”) has issued appropriate approvals for construction of ME2 and ME2x in the Township before recommencing construction of ME2 and ME2x locations within the Township. SPLP submitted all necessary affidavits. On August 2, 2018 the PUC entered an Order lifting the stay of construction on ME2 and ME2x in West Whiteland Township with respect to all areas within the Township where the necessary environmental permits had been issued. Also on August 2, 2018, the PUC ratified its prior action by notational voting of certifying for interlocutory appeal to the Pennsylvania Commonwealth Court the legal issue of whether Senator Dinniman has standing to pursue the action.
Service on ME1 was resumed in accordance with PUC’s Opinion and Order. Senator Dinniman’s Complaint will proceed forward under a schedule to be determined by the ALJ. A prehearing conference with the ALJ is scheduled for August 28, 2018.
On July 25, 2017, the Pennsylvania Environmental Hearing Board (“EHB”) issued an order to SPLP to cease HDD activities in Pennsylvania related to the Mariner East 2 project.  On August 1, 2017 the EHB lifted the order as to two drill locations.  On August 3, 2017, the EHB lifted the order as to 14 additional locations.  The EHB issued the order in response to a complaint filed by environmental groups against SPLP and the Pennsylvania Department of Environmental Protection (“PADEP”).  The EHB Judge encouraged the parties to pursue a settlement with respect to the remaining HDD locations and facilitated a settlement meeting.  On August 7, 2017 a final settlement was reached.  A stipulated order has been submitted to the EHB Judge with respect to the settlement.  The settlement agreement requires that SPLP reevaluate the design parameters of approximately 26 drills on the Mariner East 2 project and approximately 43 drills on the Mariner East 2X project.  The settlement agreement also provides a defined framework for approval by PADEP for these drills to proceed after reevaluation.  Additionally, the settlement agreement requires modifications to several of the HDD plans that are part of the PADEP permits.  Those modifications have been completed and agreed to by the parties and the reevaluation of the drills has been initiated by the company. On July 31, 2018 the underlying permit appeals in which the above settlements occurred were withdrawn in a settlement between the appellants and PADEP. That settlement did not involve SPLP.
In addition, on June 27, 2017 and July 25, 2017, the PADEP entered into a Consent Order and Agreement with SPLP regarding inadvertent returns of drilling fluids at three HDD locations in Pennsylvania related to the Mariner East 2 project.  Those agreements require SPLP to cease HDD activities at those three locations until PADEP reauthorizes such activities and to submit a corrective action plan for agency review and approval.  SPLP has fulfilled the requirements of those agreements and has been authorized by PADEP to resume drilling the locations.
No amounts have been recorded in our June 30, 2018 or December 31, 2017 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
In February 2017, we received letters from the DOJ and Louisiana Department of Environmental Quality notifying SPLP and Mid-Valley Pipeline Company (“Mid-Valley”) that enforcement actions were being pursued for three crude oil releases: (a) an estimated 550 barrels released from the Colmesneil-to-Chester pipeline in Tyler County, Texas (“Colmesneil”) operated and owned by SPLP in February 2013; (b) an estimated 4,509 barrels released from the Longview-to-Mayersville pipeline in Caddo Parish, Louisiana (a/k/a Milepost 51.5) operated by SPLP and owned by Mid-Valley in October 2014; and (c) an estimated 40 barrels released from the Wakita 4-inch gathering line in Oklahoma operated and owned by SPLP in January 2015. In May 2017, we presented to the DOJ, EPA and Louisiana Department of Environmental Quality a summary of the emergency response and remedial efforts taken by SPLP after the releases occurred as well as operational changes instituted by SPLP to reduce the likelihood of future releases. In July 2017, we had a follow-up meeting with the DOJ, EPA and Louisiana Department of Environmental Quality during which the agencies presented their initial demand for civil penalties and injunctive relief. Since then, the parties have reached an agreement in principal to resolve all penalties. We are currently working on a counteroffer to the Louisiana Department of Environmental Quality, and we are involved in settlement discussion with the agencies.
On January 3, 2018, PADEP issued an Administrative Order to SPLP directing that work on the Mariner East 2 and 2X pipelines be stopped.  The Administrative Order detailed alleged violations of the permits issued by PADEP in February 2017, during the construction of the project.  SPLP began working with PADEP representatives immediately after the Administrative Order was issued to resolve the compliance issues.  Those compliance issues could not be fully resolved by the deadline to appeal the Administrative Order, so SPLP took an appeal of the Administrative Order to the Pennsylvania Environmental Hearing Board on February 2, 2018.  On February 8, 2018, SPLP entered into a Consent Order and Agreement with PADEP that (i) withdraws the Administrative Order; (ii) establishes requirements for compliance with permits on a going forward basis; (iii) resolves the non-compliance alleged in the Administrative Order; and (iv) conditions restart of work on an agreement by SPLP to pay a $12.6 million civil penalty to the Commonwealth of Pennsylvania.  In the Consent Order and agreement, SPLP admits to the factual allegations, but does not admit to the conclusions of law that were made by PADEP.  PADEP also found in the Consent Order and Agreement that SPLP had adequately addressed the issues raised in the Administrative Order and demonstrated an ability to comply with the permits. SPLP concurrently filed a request to the Pennsylvania Environmental Hearing Board to discontinue the appeal of the Administrative Order.  That request was granted on February 8, 2018.
Environmental Remediation
Our subsidiaries are responsible for environmental remediation at certain sites, including the following:

•
certain of our interstate pipelines conduct soil and groundwater remediation related to contamination from past uses of polychlorinated biphenyls (“PCBs”). PCB assessments are ongoing and, in some cases, our subsidiaries could potentially be held responsible for contamination caused by other parties.

•	certain gathering and processing systems are responsible for soil and groundwater remediation related to releases of hydrocarbons.

•
legacy sites related to Sunoco, Inc. that are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that Sunoco, Inc. no longer operates, closed and/or sold refineries and other formerly owned sites.

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2018, Sunoco, Inc. had been named as a PRP at approximately 41 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	June 30, 2018	December 31, 2017
Current	$42	$36
Non-current	276	314
Total environmental liabilities	$318	$350
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
During the three months ended June 30, 2018 and 2017, the Partnership recorded $6 million and $7 million, respectively, of expenditures related to environmental cleanup programs. During the six months ended June 30, 2018 and 2017, the Partnership recorded $11 million and $13 million, respectively, of expenditures related to environmental programs.
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
The following disclosures discuss the Partnership’s revised revenue recognition policies upon the adoption of ASU 2014-09 on January 1, 2018, as discussed in Note 1. These policies were applied to the current period only, and the amounts reflected in the Partnership’s consolidated financial statements for the three and six months ended June 30, 2017 were recorded under the Partnership’s previous accounting policies.
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
Note 15 depicts the disaggregation of revenue by segment, with revenue amounts reflected in accordance with ASC Topic 606 for 2018 and ASC Topic 605 for 2017.
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
All other revenue
Our all other segment primarily includes our compression equipment business which provides full-service compression design and manufacturing services for the oil and gas industry. It also includes the management of coal and natural resources properties and the related collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties. These operations also include end-user coal handling facilities. There were no material changes to the manner in which revenues within this segment are recorded under the new standard.
Contract Balances with Customers
The Partnership satisfies its obligations by transferring goods or services in exchange for consideration from customers. The timing of performance may differ from the timing the associated consideration is paid to or received from the customer, thus resulting in the recognition of a contract asset or a contract liability.
The Partnership recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Partnership is contractually allowed to bill for such services. As of June 30, 2018 and January 1, 2018, no contract assets have been recognized.
The Partnership recognizes a contract liability if the customer's payment of consideration precedes the Partnership’s fulfillment of the performance obligations. Certain contracts contain provisions requiring customers to pay a fixed fee for a right to use our assets, but allows customers to apply such fees against services to be provided at a future point in time. These amounts are reflected as deferred revenue until the customer applies the deficiency fees to services provided or becomes unable to use the fees as payment for future services due to expiration of the contractual period the fees can be applied or physical inability of the customer to utilize the fees due to capacity constraints. As of June 30, 2018, the Partnership had $235 million in deferred revenues representing the current value of our future performance obligations.
The amount of revenue recognized for the three and six months ended June 30, 2018 that was included in the deferred revenue liability balance as of January 1, 2018 was $28 million and $63 million, respectively.
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
As of June 30, 2018, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is $40.32 billion and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	2018 (remainder)	2019	2020	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of June 30, 2018	$2,598	$5,048	$4,604	$28,071	$40,321
Practical Expedients Utilized by the Partnership
The Partnership elected the following practical expedients in accordance with Topic 606:

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

13.	DERIVATIVE ASSETS AND LIABILITIES
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

The following table details our outstanding commodity-related derivatives:

	June 30, 2018		December 31, 2017
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	465	2018	1,078	2018
Basis Swaps IFERC/NYMEX (1)	102,328	2018-2020	48,510	2018-2020
Options – Puts	(3,043)	2018	13,000	2018
Power (Megawatt):
Forwards	3,196,100	2018-2019	435,960	2018-2019
Futures	(42,768)	2018	(25,760)	2018
Options – Puts	(30,532)	2018	(153,600)	2018
Options – Calls	996,172	2018	137,600	2018
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	6,600	2018-2020	4,650	2018-2020
Swing Swaps IFERC	52,413	2018-2019	87,253	2018-2019
Fixed Swaps/Futures	5,360	2018-2019	(4,700)	2018-2019
Forward Physical Contracts	(174,465)	2018-2020	(145,105)	2018-2020
NGL (MBbls) – Forwards/Swaps	(1,590)	2018-2019	(2,493)	2018-2019
Crude (MBbls) – Forwards/Swaps	44,190	2018-2019	9,172	2018-2019
Refined Products (MBbls) – Futures	(1,076)	2018-2019	(3,783)	2018-2019
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(21,475)	2018	(39,770)	2018
Fixed Swaps/Futures	(21,475)	2018	(39,770)	2018
Hedged Item – Inventory	21,475	2018	39,770	2018

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2018	December 31, 2017
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	$—	$300
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	400	300
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$14	$(2)	$(2)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	307	262	(352)	(281)
Commodity derivatives	106	44	(422)	(55)
Interest rate derivatives	—	—	(147)	(219)
	413	306	(921)	(555)
Total derivatives	$413	$320	$(923)	$(557)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(147)	$(219)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	106	44	(422)	(55)
Broker cleared derivative contracts	Other current assets (liabilities)	307	276	(354)	(283)
Total gross derivatives		413	320	(923)	(557)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(49)	(20)	49	20
Counterparty netting	Other current assets (liabilities)	(306)	(263)	306	263
Total net derivatives		$58	$37	$(568)	$(274)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized in income with respect to our derivative financial instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$6	$6	$9	$2

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$16	$15	$33	$26
Commodity derivatives – Non-trading	Cost of products sold	(300)	7	(373)	(3)
Interest rate derivatives	Gains (losses) on interest rate derivatives	20	(25)	72	(20)
Embedded derivatives	Other, net	—	—	—	1
Total		$(264)	$(3)	$(268)	$4

14.	RELATED PARTY TRANSACTIONS
The Partnership has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Affiliated revenues	$222	$133	$508	$251

The following table summarizes the related company balances on our consolidated balance sheets:

	June 30, 2018	December 31, 2017
Accounts receivable from related companies:
Sunoco LP	$184	$219
FGT	18	11
Other	132	88
Total accounts receivable from related companies:	$334	$318

Accounts payable to related companies:
Sunoco LP	$195	$195
USAC	45	—
Other	89	14
Total accounts payable to related companies:	$329	$209

	June 30, 2018	December 31, 2017
Long-term notes receivable from related company:
Sunoco LP	$85	$85

15.	REPORTABLE SEGMENTS
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

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$761	$699	$1,578	$1,467
Intersegment revenues	52	54	110	102
	813	753	1,688	1,569
Interstate transportation and storage:
Revenues from external customers	323	201	636	432
Intersegment revenues	5	6	8	10
	328	207	644	442
Midstream:
Revenues from external customers	594	633	1,034	1,198
Intersegment revenues	1,280	982	2,454	2,054
	1,874	1,615	3,488	3,252
NGL and refined products transportation and services:
Revenues from external customers	2,472	1,767	4,930	3,885
Intersegment revenues	96	12	184	160
	2,568	1,779	5,114	4,045
Crude oil transportation and services:
Revenues from external customers	4,789	2,460	8,520	5,035
Intersegment revenues	14	5	28	5
	4,803	2,465	8,548	5,040
All other:
Revenues from external customers	471	816	992	1,454
Intersegment revenues	31	54	81	186
	502	870	1,073	1,640
Eliminations	(1,478)	(1,113)	(2,865)	(2,517)
Total revenues	$9,410	$6,576	$17,690	$13,471

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Segment Adjusted EBITDA:
Intrastate transportation and storage	$208	$148	$400	$317
Interstate transportation and storage	330	262	653	527
Midstream	414	412	791	732
NGL and refined products transportation and services	461	388	912	769
Crude oil transportation and services	548	228	1,012	415
All other	90	107	164	230
Total	2,051	1,545	3,932	2,990
Depreciation, depletion and amortization	(588)	(557)	(1,191)	(1,117)
Interest expense, net	(358)	(336)	(704)	(668)
Gain on Sunoco LP common unit repurchase	—	—	172	—
Loss on deconsolidation of CDM	(86)	—	(86)	—
Gains (losses) on interest rate derivatives	20	(25)	72	(20)
Non-cash compensation expense	(21)	(15)	(41)	(38)
Unrealized gains (losses) on commodity risk management activities	(265)	34	(352)	98
Adjusted EBITDA related to unconsolidated affiliates	(228)	(247)	(413)	(486)
Equity in earnings (losses) of unconsolidated affiliates	106	(61)	34	12
Other, net	40	37	87	52
Income before income tax expense	$671	$375	$1,510	$823
* As adjusted. See Note 1.

	June 30, 2018	December 31, 2017
Assets:
Intrastate transportation and storage	$5,604	$5,020
Interstate transportation and storage	14,037	13,518
Midstream	19,949	20,004
NGL and refined products transportation and services	17,517	17,600
Crude oil transportation and services	18,168	17,736
All other	3,295	4,087
Total assets	$78,570	$77,965

16.	CONSOLIDATING GUARANTOR FINANCIAL INFORMATION
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

The consolidating financial information for the Parent Guarantor, Subsidiary Issuer and Non-Guarantor Subsidiaries are as follows:

	June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$—	$494	$—	$494
All other current assets	—	57	8,527	(2,531)	6,053
Property, plant and equipment, net	—	—	59,776	—	59,776
Investments in unconsolidated affiliates	51,199	12,078	3,636	(63,277)	3,636
All other assets	8	—	8,603	—	8,611
Total assets	$51,207	$12,135	$81,036	$(65,808)	$78,570

Current liabilities	$390	$(3,571)	$12,353	$(2,531)	$6,641
Non-current liabilities	22,949	7,606	7,338	—	37,893
Noncontrolling interest	—	—	6,171	—	6,171
Total partners’ capital	27,868	8,100	55,174	(63,277)	27,865
Total liabilities and equity	$51,207	$12,135	$81,036	$(65,808)	$78,570

	December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$(3)	$309	$—	$306
All other current assets	—	159	6,063	—	6,222
Property, plant and equipment, net	—	—	58,437	—	58,437
Investments in unconsolidated affiliates	48,378	11,648	3,816	(60,026)	3,816
All other assets	—	—	9,184	—	9,184
Total assets	$48,378	$11,804	$77,809	$(60,026)	$77,965

Current liabilities	$(1,496)	$(3,660)	$12,150	$—	$6,994
Non-current liabilities	21,604	7,607	7,609	—	36,820
Noncontrolling interest	—	—	5,882	—	5,882
Total partners’ capital	28,270	7,857	52,168	(60,026)	28,269
Total liabilities and equity	$48,378	$11,804	$77,809	$(60,026)	$77,965

	Three Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$9,410	$—	$9,410
Operating costs, expenses, and other	—	—	8,467	—	8,467
Operating income	—	—	943	—	943
Interest expense, net	(289)	(41)	(28)	—	(358)
Equity in earnings of unconsolidated affiliates	701	66	106	(767)	106
Gains on interest rate derivatives	20	—	—	—	20
Loss on deconsolidation of CDM	—	—	(86)	—	(86)
Other, net	—	—	46	—	46
Income before income tax expense	432	25	981	(767)	671
Income tax expense	—	—	69	—	69
Net income	432	25	912	(767)	602
Less: Net income attributable to noncontrolling interest	—	—	170	—	170
Net income attributable to partners	$432	$25	$742	$(767)	$432

Other comprehensive income	$—	$—	$2	$—	$2
Comprehensive income	432	25	914	(767)	604
Comprehensive income attributable to noncontrolling interest	—	—	170	—	170
Comprehensive income attributable to partners	$432	$25	$744	$(767)	$434

	Three Months Ended June 30, 2017*
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$6,576	$—	$6,576
Operating costs, expenses, and other	—	1	5,839	—	5,840
Operating income (loss)	—	(1)	737	—	736
Interest expense, net	—	(39)	(297)	—	(336)
Equity in earnings (losses) of unconsolidated affiliates	199	137	(61)	(336)	(61)
Losses on interest rate derivatives	—	—	(25)	—	(25)
Other, net	—	3	59	(1)	61
Income before income tax expense	199	100	413	(337)	375
Income tax expense	—	—	79	—	79
Net income	199	100	334	(337)	296
Less: Net income attributable to noncontrolling interest	—	—	94	—	94
Net income attributable to partners	$199	$100	$240	$(337)	$202

Other comprehensive loss	$—	$—	$(1)	$—	$(1)
Comprehensive income	199	100	333	(337)	295
Comprehensive income attributable to noncontrolling interest	—	—	94	—	94
Comprehensive income attributable to partners	$199	$100	$239	$(337)	$201
* As adjusted. See Note 1.

	Six Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$17,690	$—	$17,690
Operating costs, expenses, and other	—	—	15,774	—	15,774
Operating income	—	—	1,916	—	1,916
Interest expense, net	(567)	(82)	(55)	—	(704)
Equity in earnings of unconsolidated affiliates	1,642	326	34	(1,968)	34
Gains on interest rate derivatives	72	—	—	—	72
Gain on Sunoco LP unit repurchase	—	—	172	—	172
Loss on deconsolidation of CDM	—	—	(86)	—	(86)
Other, net	—	—	106	—	106
Income before income tax expense	1,147	244	2,087	(1,968)	1,510
Income tax expense	—	—	29	—	29
Net income	1,147	244	2,058	(1,968)	1,481
Less: Net income attributable to noncontrolling interest	—	—	334	—	334
Net income attributable to partners	$1,147	$244	$1,724	$(1,968)	$1,147

Other comprehensive income	$—	$—	$3	$—	$3
Comprehensive income	1,147	244	2,061	(1,968)	1,484
Comprehensive income attributable to noncontrolling interest	—	—	334	—	334
Comprehensive income attributable to partners	$1,147	$244	$1,727	$(1,968)	$1,150

	Six Months Ended June 30, 2017*
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$13,471	$—	$13,471
Operating costs, expenses, and other	—	1	12,051	—	12,052
Operating income (loss)	—	(1)	1,420	—	1,419
Interest expense, net	—	(81)	(587)	—	(668)
Equity in earnings of unconsolidated affiliates	1,010	765	12	(1,775)	12
Losses on interest rate derivatives	—	—	(20)	—	(20)
Other, net	—	3	78	(1)	80
Income before income tax expense	1,010	686	903	(1,776)	823
Income tax expense	—	—	134	—	134
Net income	1,010	686	769	(1,776)	689
Less: Net income attributable to noncontrolling interest	—	—	156	—	156
Net income attributable to partners	$1,010	$686	$613	$(1,776)	$533

Other comprehensive loss	$—	$—	$(1)	$—	$(1)
Comprehensive income	1,010	686	768	(1,776)	688
Comprehensive income attributable to noncontrolling interest	—	—	156	—	156
Comprehensive income attributable to partners	$1,010	$686	$612	$(1,776)	$532
* As adjusted. See Note 1.

	Six Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$3,252	$102	$585	$(989)	$2,950
Cash flows used in investing activities	(2,925)	(99)	(903)	2,336	(1,591)
Cash flows provided by (used in) financing activities	(327)	—	503	(1,347)	(1,171)
Change in cash	—	3	185	—	188
Cash at beginning of period	—	(3)	309	—	306
Cash at end of period	$—	$—	$494	$—	$494

	Six Months Ended June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$1,010	$652	$1,764	$(1,776)	$1,650
Cash flows used in investing activities	(716)	(421)	(2,125)	1,776	(1,486)
Cash flows provided by (used in) financing activities	(294)	(249)	291	—	(252)
Change in cash	—	(18)	(70)	—	(88)
Cash at beginning of period	—	41	319	—	360
Cash at end of period	$—	$23	$249	$—	$272

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
RECENT DEVELOPMENTS
ETE and ETP Simplification Transaction
In August 2018, ETE and ETP announced that they have entered into a definitive agreement providing for the merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. In connection with the transaction, ETE’s IDRs in ETP will be cancelled. Under the terms of the transaction, ETP unitholders (other than ETE and its subsidiaries) will receive 1.28 common units of ETE for each common unit of ETP they own. The transaction is expected to close in the fourth quarter of 2018, subject to the approval by a majority of the unaffiliated unitholders of ETP and other customary closing conditions.
Series D Preferred Units Issuance
In July 2018, ETP issued 17.8 million of its 7.625% Series D Preferred Units at a price of $25 per unit, resulting in total gross proceeds of $445 million. The proceeds were used to repay amounts outstanding under ETP’s revolving credit facility and for general partnership purposes.
ETP Senior Notes Offering and Redemption
In June 2018, ETP issued $500 million aggregate principal amount of 4.20% senior notes due 2023, $1.00 billion aggregate principal amount of 4.95% senior notes due 2028, $500 million aggregate principal amount of 5.80% senior notes due 2038 and $1.00 billion aggregate principal amount of 6.00% senior notes due 2048. The $2.96 billion net proceeds from the offering were used to redeem outstanding senior notes, to repay borrowings outstanding under ETP’s revolving credit facility and for general partnership purposes.
Old Ocean Joint Venture Formation
In May 2018, ETP and Enterprise Products Partners L.P. announced the formation of a joint venture to resume service on the Old Ocean natural gas pipeline. The 24-inch diameter pipeline resumed service in May 2018 and ETP is the operator. Additionally, both parties are in the process of expanding their jointly owned North Texas 36-inch pipeline that will provide more capacity from West Texas for deliveries into the Old Ocean pipeline. The North Texas pipeline expansion project is expected to be complete by late fourth quarter of 2018.

Acquisition of HPC
ETP previously owned a 49.99% interest in HPC, which owns RIGS.  In April 2018, ETP acquired the remaining 50.01% interest in HPC.  Prior to April 2018, HPC was reflected as an unconsolidated affiliate in ETP’s financial statements; beginning in April 2018, RIGS is reflected as a wholly-owned subsidiary in ETP’s financial statements.
Series C Preferred Units Issuance
In April 2018, ETP issued 18 million of its 7.375% Series C Preferred Units at a price of $25 per unit, resulting in total gross proceeds of $450 million. The proceeds were used to repay amounts outstanding under ETP’s revolving credit facility and for general partnership purposes.
CDM Contribution
On April 2, 2018, ETP contributed to USAC all of the issued and outstanding membership interests of CDM for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 common units representing limited partner interests in USAC, (ii) 6,397,965 units of a newly authorized and established class of units representing limited partner interests in USAC (“USAC Class B Units”) and (iii) $1.23 billion in cash, including customary closing adjustments (the “CDM Contribution”). The USAC Class B Units are a new class of partnership interests of USAC that have substantially all of the rights and obligations of a USAC common unit, except the USAC Class B Units will not participate in distributions for the first four quarters following the closing date of April 2, 2018. Each USAC Class B Unit will automatically convert into one USAC common unit on the first business day following the record date attributable to the quarter ending June 30, 2019.
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
Regulatory Update
Interstate Natural Gas Transportation Regulation
Effective December 22, 2017, the 2017 Tax and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. In light of the rehearing order, the impacts of the FERC’s policy on the treatment of income taxes may have on the rates the ETP can charge for the FERC regulated transportation services are unknown at this time.
The FERC also issued a Notice of Inquiry (“2017 Tax Law NOI”) requesting comments on the effect of the Tax Act on FERC jurisdictional rates. The 2017 Tax Law NOI states that of particular interest to the FERC is whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Comments in response to the 2017 Tax Law NOI are due on or before May 21, 2018. It is unknown at this time what actions that the FERC will take, if any, following receipt of responses to the 2017 Tax Law NOI and any potential impacts from final rules or policy statements issued following the 2017 Tax Law NOI on the rates ETP can charge for FERC regulated transportation services.
Included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC regulated natural gas pipeline select one of four options: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates only as required related to the Tax Act and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. At this time, we cannot predict the outcome of the Final Rule, but adoption of the regulation could ultimately result in a rate proceeding that may impact the rates ETP is permitted to charge its customers for FERC regulated transportation services.
Even without action on the NOI or as contemplated in the Final Rule, the FERC or our shippers may challenge the cost of service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect the FERC’s determination of just and reasonable cost of service rates. Although changes in these two tax related components may decrease, other components in the cost of service rate calculation may increase and result in a newly calculated cost of service rate that is the same as or greater than the prior cost of service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost of service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as ETC Tiger Pipeline, LLC, MEP and FEP, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as FGT, Transwestern and Panhandle, have a mix of tariff rate, discount rate, and negotiated rate agreements. We do not expect market-based rates, negotiated rates or discounted rates that are not tied to the cost of service rates to be affected by the Revised Policy Statement or any final regulations that may result from the March 15, 2018 proposals. The revenues we receive from natural gas transportation services we provide pursuant to cost of service based rates may decrease in the future as a result of the ultimate outcome of the NOI, the Final Rule, and the Revised Policy Statement, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost of service rates, if any, will depend on a detailed review of all of ETP’s cost of service components and the outcomes of any challenges to our rates by the FERC or our shippers.
The FERC issued a Notice of Inquiry on April 19, 2018 (“Pipeline Certification NOI”), thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. We are unable to predict what, if any, changes may be proposed as a result of the Pipeline Certification NOI that will affect our natural gas pipeline business or when such proposals, if any, might become effective. Comments in response to the Pipeline Certification NOI were due on or before July 25, 2018. We do not expect that any change in this policy would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.
Interstate Liquids Transportation Regulation
The FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index, or PPI. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. The FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 1.23 percent. Many existing pipelines utilize the FERC liquids index to change transportation rates annually every July 1. With respect to liquids and refined products pipelines subject to FERC jurisdiction, the Revised Policy Statement requires the pipeline to reflect the impacts to its cost of service from the Revised Policy Statement and the Tax Act on the Page 700 of FERC Form No. 6. This information will be used by the FERC in its next five year review of the liquids pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Act in the determination of indexed rates prospectively, effective July 1, 2021. The FERC’s establishment of a just and reasonable rate, including the determination of the appropriate liquids pipeline index, is based on many components, and tax related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect the FERC’s determination of the appropriate pipeline index. Accordingly, depending on the FERC’s application of its indexing rate methodology for the next five year term of index rates, the Revised Policy Statement and tax effects related to the Tax Act may impact our revenues associated with any transportation services we may provide pursuant to cost of service based rates in the future, including indexed rates.
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

Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017*	Change	2018	2017*	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$208	$148	$60	$400	$317	$83
Interstate transportation and storage	330	262	68	653	527	126
Midstream	414	412	2	791	732	59
NGL and refined products transportation and services	461	388	73	912	769	143
Crude oil transportation and services	548	228	320	1,012	415	597
All other	90	107	(17)	164	230	(66)
Total	2,051	1,545	506	3,932	2,990	942
Depreciation, depletion and amortization	(588)	(557)	(31)	(1,191)	(1,117)	(74)
Interest expense, net	(358)	(336)	(22)	(704)	(668)	(36)
Gain on Sunoco LP common unit repurchase	—	—	—	172	—	172
Loss on deconsolidation of CDM	(86)	—	(86)	(86)	—	(86)
Gains (losses) on interest rate derivatives	20	(25)	45	72	(20)	92
Non-cash compensation expense	(21)	(15)	(6)	(41)	(38)	(3)
Unrealized gains (losses) on commodity risk management activities	(265)	34	(299)	(352)	98	(450)
Adjusted EBITDA related to unconsolidated affiliates	(228)	(247)	19	(413)	(486)	73
Equity in earnings (losses) of unconsolidated affiliates	106	(61)	167	34	12	22
Other, net	40	37	3	87	52	35
Income before income tax expense	671	375	296	1,510	823	687
Income tax expense	(69)	(79)	10	(29)	(134)	105
Net income	$602	$296	$306	$1,481	$689	$792
* As adjusted.
See the detailed discussion of Segment Adjusted EBITDA and Segment Operating Results.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased for the three and six months ended June 30, 2018 compared to the same period last year primarily due to additional depreciation from assets recently placed in service. These increases were partially offset by the deconsolidation of CDM in April 2018, which reduced depreciation and amortization expense by $41 million for the three and six months ended June 30, 2018 compared to the prior periods.
Interest Expense, net. Interest expense, net of capitalized interest, increased for the three and six months ended June 30, 2018 compared to the same period last year primarily attributable to increases in long-term debt from ETP senior note issuances, partially offset by a decrease in credit facility borrowings and an increase in capitalized interest of $15 million and $36 million, respectively, for the three and six months ended June 30, 2018 compared to the prior periods.
Gain on Sunoco LP Common Unit Repurchase. In connection with Sunoco LP’s repurchase of its common units in February 2018, the Partnership recognized a gain of $172 million.
Loss on Deconsolidation of CDM. In connection with the CDM Contribution in April 2018, the Partnership deconsolidated CDM and recognized a loss of $86 million.

Gains (Losses) on Interest Rate Derivatives. Gains on interest rate derivatives during the three and six months ended June 30, 2018 resulted from increases in forward interest rates, which caused our forward-starting swaps to change in value.
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
Income Tax Expense. For the three and six months ended June 30, 2018 compared to the same period last year, income tax expense decreased primarily due to the decrease in federal corporate income tax rate per the Tax Act as well as $3 million and $70 million, respectively, of deferred tax benefit adjustments during the three and six months ended June 30, 2018 as the result of a state statutory rate reduction.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$33	$30	$3	$60	$51	$9
FEP	13	13	—	27	25	2
MEP	8	10	(2)	17	20	(3)
Sunoco LP	16	(110)	126	(135)	(124)	(11)
USAC	(2)	—	(2)	(2)	—	(2)
Other	38	(4)	42	67	40	27
Total equity in earnings (losses) of unconsolidated affiliates	$106	$(61)	$167	$34	$12	$22

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$85	$88	$(3)	$160	$163	$(3)
FEP	18	19	(1)	37	37	—
MEP	20	21	(1)	42	43	(1)
Sunoco LP	39	83	(44)	68	137	(69)
USAC	21	—	21	21	—	21
Other	45	36	9	85	106	(21)
Total Adjusted EBITDA related to unconsolidated affiliates	$228	$247	$(19)	$413	$486	$(73)

Distributions received from unconsolidated affiliates:
Citrus	$27	$22	$5	$73	$63	$10
FEP	15	10	5	32	10	22
MEP	18	20	(2)	31	93	(62)
Sunoco LP	22	37	(15)	58	72	(14)
USAC	10	—	10	10	—	10
Other	21	30	(9)	42	53	(11)
Total distributions received from unconsolidated affiliates	$113	$119	$(6)	$246	$291	$(45)

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
Following is a reconciliation of segment margin to operating income, as reported in the Partnership’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Intrastate transportation and storage	$267	$202	$438	$384
Interstate transportation and storage	328	207	644	$442
Midstream	593	571	1,146	1,084
NGL and refined products transportation and services	587	516	1,187	1,075
Crude oil transportation and services	442	374	1,010	646
All other	57	76	152	178
Intersegment eliminations	(4)	6	(15)	(12)
Total segment margin	2,270	1,952	4,562	3,797

Less:
Operating expenses	627	539	1,231	1,031
Depreciation, depletion and amortization	588	557	1,191	1,117
Selling, general and administrative	112	120	224	230
Operating income	$943	$736	$1,916	$1,419

Intrastate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Natural gas transported (BBtu/d)	10,327	9,261	1,066	9,802	8,569	1,233
Withdrawals from storage natural gas inventory (BBtu)	—	—	—	17,703	23,093	(5,390)
Revenues	$813	$753	$60	$1,688	$1,569	$119
Cost of products sold	546	551	(5)	1,250	1,185	65
Segment margin	267	202	65	438	384	54
Unrealized (gains) losses on commodity risk management activities	(8)	(21)	13	45	(6)	51
Operating expenses, excluding non-cash compensation expense	(51)	(46)	(5)	(90)	(84)	(6)
Selling, general and administrative expenses, excluding non-cash compensation expense	(7)	(5)	(2)	(13)	(11)	(2)
Adjusted EBITDA related to unconsolidated affiliates	7	18	(11)	20	34	(14)
Segment Adjusted EBITDA	$208	$148	$60	$400	$317	$83
Volumes. For the three and six months ended June 30, 2018 compared to the same period last year, transported volumes increased primarily due to favorable market pricing. In addition, beginning in April 2018, transported volumes also reflected RIGS as a consolidated subsidiary, as discussed in “Recent Developments” above.
Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Transportation fees	$134	$104	$30	$251	$228	$23
Natural gas sales and other (excluding unrealized gains and losses)	108	61	47	199	94	105
Retained fuel revenues (excluding unrealized gains and losses)	13	15	(2)	26	28	(2)
Storage margin (excluding unrealized gains and losses)	4	1	3	7	28	(21)
Unrealized gains (losses) on commodity risk management activities	8	21	(13)	(45)	6	(51)
Total segment margin	$267	$202	$65	$438	$384	$54
Segment Adjusted EBITDA. For the three months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $47 million in realized natural gas sales and other margin due to higher realized gains from pipeline optimization activity;

•
a net increase of $5 million due to the consolidation of RIGS beginning in April 2018, as discussed in “Recent Developments” above, resulting in increases in transportation fees, operating expenses, and selling, general and administrative expenses of $26 million, $6 million and $2 million, respectively, and a decrease of $13 million in Adjusted EBITDA related to unconsolidated affiliates;

•
an increase of $4 million in transportation fees, excluding the incremental transportation fees related to the RIGS consolidation discussed above, primarily due to higher demand on existing pipelines; and

•	an increase of $3 million in realized storage margin primarily due to higher realized derivative gains; partially offset by

•	a decrease of $2 million in retained fuel revenues as a result of lower natural gas pricing.
Segment Adjusted EBITDA. For the six months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $105 million in realized natural gas sales and other due to higher realized gains from pipeline optimization activity; and

•
a net increase of $5 million due to the consolidation of RIGS beginning in April 2018, as discussed in “Recent Developments” above, resulting in increases in transportation fees, operating expenses, and selling, general and administrative expenses of $26 million, $6 million and $2 million, respectively, and a decrease of $15 million in Adjusted EBITDA related to unconsolidated affiliates; partially offset by

•	a decrease of $21 million in realized storage margin primarily due to an adjustment to the Bammel storage inventory;

•	a decrease of $3 million in transportation fees, excluding the incremental transportation fees related to the RIGS consolidation discussed above, primarily due to renegotiated contracts; and

•	a decrease of $2 million in retained fuel revenues due to lower natural gas pricing.
Interstate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Natural gas transported (BBtu/d)	8,707	5,299	3,408	8,457	5,476	2,981
Natural gas sold (BBtu/d)	17	17	—	17	17	—
Revenues	$328	$207	$121	$644	$442	$202
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(105)	(67)	(38)	(199)	(141)	(58)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(17)	(7)	(10)	(34)	(19)	(15)
Adjusted EBITDA related to unconsolidated affiliates	123	128	(5)	239	243	(4)
Other	1	1	—	3	2	1
Segment Adjusted EBITDA	$330	$262	$68	$653	$527	$126
Volumes. For the three months ended June 30, 2018 compared to the same period last year, transported volumes reflected an increase of 1,748 BBtu/d as a result of the partial in service of the Rover pipeline; increases of 654 BBtu/d and 425 BBtu/d on the Panhandle and Trunkline pipelines, respectively, due to increased utilization of higher contracted capacity; an increase of 350 BBtu/d on the Tiger pipeline as a result of production increases in the Haynesville Shale and deliveries into intrastate markets; and an increase of 200 BBtu/d on the Transwestern pipeline resulting from favorable opportunities in the midcontinent and Waha areas from the Permian supply basin.
For the six months ended June 30, 2018 compared to the same period last year, transported volumes reflected an increase of 1,610 BBtu/d as a result of the partial in service of the Rover pipeline; increases of 529 BBtu/d and 328 BBtu/d on the Panhandle and Trunkline pipelines, respectively, due to higher demand resulting from colder weather and increased utilization by the Rover pipeline; an increase of 397 BBtu/d on the Tiger pipeline as a result of production increases in the Haynesville Shale and deliveries into intrastate markets; and an increase of 141 BBtu/d on the Transwestern pipeline resulting from favorable market opportunities in the midcontinent and Waha areas from the Permian supply basin.
Segment Adjusted EBITDA. For the three months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:

•
an increase of $68 million from the partial in service of the Rover pipeline with increases of $105 million in revenues, $30 million in operating expenses and $7 million in selling, general and administrative expenses; and

•
an aggregate increase of $19 million in revenues, excluding the incremental revenue related to the Rover pipeline in service discussed above, primarily due to capacity sold at higher rates on the Transwestern and Panhandle pipelines, partially offset by $3 million of lower revenues on the Tiger pipeline due to a customer contract restructuring; partially offset by

•	an increase of $8 million in operating expenses, excluding the incremental expenses related to the Rover pipeline in service discussed above, primarily due to higher maintenance project costs;

•
an increase of $3 million in selling, general and administrative expenses, excluding the incremental expenses related to the Rover pipeline in service discussed above, primarily due to a reimbursement of legal fees and a franchise tax settlement received in 2017; and

•	a decrease of $5 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower sales of short-term firm capacity on Citrus.
Segment Adjusted EBITDA. For the six months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:

•
An increase of $117 million from the partial in service of the Rover pipeline with increases of $187 million in revenues, $56 million in operating expenses and $14 million in selling, general and administrative expenses; and

•
an aggregate increase of $21 million in revenues, excluding the incremental revenues related to the Rover pipeline in service discussed above, primarily due to capacity sold at higher rates on the Transwestern and Panhandle pipelines, partially offset by $6 million of lower revenues on the Tiger pipeline due to a customer contract restructuring; partially offset by

•	an increase of $2 million in operating expenses, excluding the incremental expenses related to the Rover pipeline in service discussed above, primarily due to higher maintenance project costs; and

•	a decrease of $4 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower sales of short term firm capacity on Citrus.
Midstream

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Gathered volumes (BBtu/d)	11,576	10,961	615	11,442	10,599	843
NGLs produced (MBbls/d)	513	474	39	508	459	49
Equity NGLs (MBbls/d)	31	28	3	30	27	3
Revenues	$1,874	$1,615	$259	$3,488	$3,252	$236
Cost of products sold	1,281	1,044	237	2,342	2,168	174
Segment margin	593	571	22	1,146	1,084	62
Unrealized gains on commodity risk management activities	—	(3)	3	—	(19)	19
Operating expenses, excluding non-cash compensation expense	(169)	(152)	(17)	(333)	(313)	(20)
Selling, general and administrative expenses, excluding non-cash compensation expense	(20)	(11)	(9)	(40)	(34)	(6)
Adjusted EBITDA related to unconsolidated affiliates	9	7	2	16	14	2
Other	1	—	1	2	—	2
Segment Adjusted EBITDA	$414	$412	$2	$791	$732	$59
Volumes. For the three and six months ended June 30, 2018 compared to the same periods last year, gathered volumes and NGL production increased primarily due to increases in the Permian and Northeast regions, partially offset by smaller declines in other regions.

Segment Margin. The components of our midstream segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Gathering and processing fee-based revenues	$453	$436	$17	$874	$844	$30
Non-fee-based contracts and processing (excluding unrealized gains and losses)	140	132	8	272	221	51
Unrealized gains on commodity risk management activities	—	3	(3)	—	19	(19)
Total segment margin	$593	$571	$22	$1,146	$1,084	$62
Segment Adjusted EBITDA. For the three months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:

•	an increase of $17 million in fee-based margin due to growth in the Permian and Northeast regions, offset by declines in the South Texas, North Texas and midcontinent/Panhandle regions;

•	an increase of $6 million in non-fee-based margin primarily due to higher crude oil and NGL prices;

•	an increase of $2 million in non-fee-based margin due to increased throughput volume in the Permian region; and

•	an increase of $2 million in Adjusted EBITDA related to unconsolidated affiliates due to higher earnings from our Aqua, Mi Vida and Ranch joint ventures; partially offset by

•
an increase of $17 million in operating expenses primarily due to increases of $6 million in outside services, $5 million in materials, $2 million in employee costs and $2 million in ad valorem taxes; and

•
an increase of $9 million in selling, general and administrative expenses primarily due to a favorable impact recorded in the prior period from the adjustment of certain reserves in connection with contingent matters.

Segment Adjusted EBITDA. For the six months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:

•	an increase of $27 million in non-fee-based margin primarily due to higher crude oil and NGL prices;

•	an increase of $24 million in non-fee-based margin due to increased throughput volume in the Permian region;

•	an increase of $30 million in fee-based margin due to growth in the Permian and Northeast regions, offset by declines in the South Texas, North Texas and midcontinent/Panhandle regions; and

•	an increase of $2 million in Adjusted EBITDA related to unconsolidated affiliates due to higher earnings from our Aqua, Mi Vida and Ranch joint ventures; partially offset by

•	an increase of $20 million in operating expenses due to increases of $8 million in outside services, $5 million in materials, $4 million in employee costs and $3 million in ad valorem taxes; and

•
an increase of $6 million in selling, general and administrative expenses primarily due to a favorable impact recorded in the prior period from the adjustment of certain reserves in connection with contingent matters.

NGL and Refined Products Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
NGL transportation volumes (MBbls/d)	967	835	132	951	823	128
Refined products transportation volumes (MBbls/d)	637	643	(6)	629	633	(4)
NGL and refined products terminal volumes (MBbls/d)	789	767	22	746	779	(33)
NGL fractionation volumes (MBbls/d)	473	431	42	473	430	43
Revenues	$2,568	$1,779	$789	$5,114	$4,045	$1,069
Cost of products sold	1,981	1,263	718	3,927	2,970	957
Segment margin	587	516	71	1,187	1,075	112
Unrealized (gains) losses on commodity risk management activities	13	(4)	17	—	(54)	54
Operating expenses, excluding non-cash compensation expense	(141)	(125)	(16)	(280)	(252)	(28)
Selling, general and administrative expenses, excluding non-cash compensation expense	(17)	(17)	—	(35)	(36)	1
Adjusted EBITDA related to unconsolidated affiliates	19	18	1	40	35	5
Other	—	—	—	—	1	(1)
Segment Adjusted EBITDA	$461	$388	$73	$912	$769	$143
Volumes. For the three and six months ended June 30, 2018 compared to the same periods last year, NGL transportation volumes increased primarily from the Permian region resulting from a ramp up in production from existing customers.
Refined products transportation volumes decreased slightly for the three and six months ended June 30, 2018 compared to the same periods last year primarily due to lower throughput volumes from the Midwest region due to end user operational issues, partially offset by increased throughput volumes from the Southwest region due to increased demand.
Compared to the same periods last year, NGL and refined products terminal volumes increased for the three months ended June 30, 2018 but decreased for the six months ended June 30, 2018. The increase for the three months ended June 30, 2018 compared to the same period last year was primarily due to more volumes loaded at our Nederland terminal as propane export demand increased, as well as higher refined products throughput volumes at our Eagle Point terminal, partially offset by lower throughput volumes at our Marcus Hook Industrial Complex primarily due to Mariner East 1 system downtime during the second quarter of 2018. For the six months ended June 30, 2018 compared to the same period in the prior year, the decrease was primarily due to lower throughput volumes at our Marcus Hook Industrial Complex due to Mariner East 1 system downtime, lower refined product throughput volumes at our Eagle Point terminal and lower volumes at our refined products marketing terminals.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility increased for the three and six months ended June 30, 2018 compared to the same periods last year primarily due to increased volumes from Permian producers.

Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Fractionators and Refinery services margin	$128	$117	$11	$262	$237	$25
Transportation margin	290	241	49	556	474	82
Storage margin	48	53	(5)	104	110	(6)
Terminal Services margin	91	81	10	185	168	17
Marketing margin	43	20	23	80	32	48
Unrealized gains (losses) on commodity risk management activities	(13)	4	(17)	—	54	(54)
Total segment margin	$587	$516	$71	$1,187	$1,075	$112
Segment Adjusted EBITDA. For the three months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $49 million in transportation margin due to a $43 million increase resulting from increased producer volumes from the Permian region on our Texas NGL pipelines, an $11 million increase resulting from a reclassification between our transportation and fractionation margins, a $4 million increase due to higher throughput on Mariner West and a $2 million increase on Mariner South primarily due to system downtime in the prior period. These increases were partially offset by an $11 million decrease resulting from lower throughput on Mariner East 1 due to system downtime in the second quarter of 2018;

•
an increase of $23 million in marketing margin (excluding a net change of $17 million in unrealized gains and losses) due to gains of $10 million from our butane blending operations, a $9 million increase from sales of domestic propane and other products at our Marcus Hook Industrial Complex and a $4 million increase from optimizing sales of purity product from our Mont Belvieu fractionators;

•
an increase of $11 million in fractionation and refinery services margin due to a $14 million increase resulting from higher NGL volumes from the Permian region feeding our Mont Belvieu fractionation facility, a $6 million increase from blending gains as a result of improved market pricing and a $2 million increase from Mariner South as more cargoes were loaded at Mariner South. These increases were partially offset by an $11 million decrease resulting from a reclassification between our transportation and fractionation margins; and

•
an increase of $10 million in terminal services margin due to a $7 million increase resulting from a change in the classification of certain customer reimbursements previously recorded as a reduction to operating expenses that are now classified as revenue following the adoption of ASC 606 on January 1, 2018 and a $5 million increase at our Nederland terminal due to increased demand for propane exports. These increases were partially offset by a $2 million decrease due to the effect of Mariner East pipeline system downtime on our Marcus Hook Industrial Complex; partially offset by

•
an increase of $16 million in operating expenses primarily due to a $7 million increase resulting from a change in the classification of certain customer reimbursements previously recorded as a reduction to operating expenses that are now classified as revenue following the adoption of ASC 606 on January 1, 2018, a $4 million increase in utilities and ad valorem taxes on the fractionators, and a $3 million increase in overhead costs; and

•	a decrease of $5 million in storage margin primarily due to the expiration and amendments to various NGL and refined products storage contracts.
Segment Adjusted EBITDA. For the six months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $82 million in transportation margin due to $78 million from increased producer volumes from the Permian region on our Texas NGL pipelines, an $11 million increase due to higher throughput on Mariner West driven by end user facility constraints in the prior period, an $11 million increase resulting from a reclassification between our transportation and fractionation margins, a $3 million increase on Mariner South primarily due to system downtime in the prior period and a $4 million increase from higher deficiency fees. These increases were partially offset by a $17 million decrease resulting from lower throughput on Mariner East 1 due to system downtime in 2018, and $8 million due to lower transport revenue from the Eagle Ford and Southeast Texas regions.

•
an increase of $48 million in marketing margin (excluding a net change of $54 million in unrealized gains and losses) due to an $18 million increase from our butane blending operations, a $17 million increase from sales of domestic propane and other products at our Marcus Hook Industrial Complex and a $13 million increase from optimizing sales of purity product from our Mont Belvieu fractionators;

•
an increase of $25 million in fractionation and refinery services margin due to a $23 million increase resulting from higher NGL volumes from the Permian region feeding our Mont Belvieu fractionation facility, a $9 million increase from blending gains as a result of improved market pricing and a $4 million increase as we loaded more cargoes at our Mariner South export facility. These increases were partially offset by an $11 million decrease resulting from a reclassification between our transportation and fractionation margins;

•
an increase of $17 million in terminal services margin due to a $18 million increase resulting from a change in the classification of certain customer reimbursements previously recorded as a reduction to operating expenses that are now classified as revenue following the adoption of ASC 606 on January 1, 2018 and a $6 million increase at our Nederland terminal due to increased demand for propane exports. These increases were partially offset by a $4 million decrease due to the effect of Mariner East pipeline system downtime on our Marcus Hook Industrial Complex and a $3 million decrease from our marketing terminal volumes primarily due to the sale of one of our terminals in April 2017; and

•	an increase of $5 million in Adjusted EBITDA related to unconsolidated affiliates due to improved contributions from our unconsolidated refined products joint venture interests; partially offset by

•
an increase of $28 million in operating expenses due to a $18 million increase resulting from a change in the classification of certain customer reimbursements previously recorded as a reduction to operating expenses that are now classified as revenue following the adoption of ASC 606 on January 1, 2018, a $6 million increases in certain allocated overhead and a $4 million increase in utilities and ad valorem taxes on the fractionators; and

•
a decrease of $6 million in storage margin due to a $8 million decrease from the expiration and amendments to various NGL and refined products storage contracts and a $4 million decrease from the expiration of a fixed fee transport agreement in 2017. These increases were partially offset by a $6 million increase from throughput fees collected at our Mont Belvieu storage terminal and increased demand on the Explorer Pipeline.

Crude Oil Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Crude transportation volumes (MBbls/d)	4,242	3,452	790	4,036	3,248	788
Crude terminals volumes (MBbls/d)	2,103	1,950	153	2,022	1,864	158
Revenues	$4,803	$2,465	$2,338	$8,548	$5,040	$3,508
Cost of products sold	4,361	2,091	2,270	7,538	4,394	3,144
Segment margin	442	374	68	1,010	646	364
Unrealized losses (gains) on commodity risk management activities	262	(2)	264	305	(2)	307
Operating expenses, excluding non-cash compensation expense	(144)	(114)	(30)	(271)	(186)	(85)
Selling, general and administrative expenses, excluding non-cash compensation expense	(20)	(32)	12	(42)	(49)	7
Adjusted EBITDA related to unconsolidated affiliates	8	2	6	10	6	4
Segment Adjusted EBITDA	$548	$228	$320	$1,012	$415	$597
Volumes. For the three and six months ended June 30, 2018 crude transportation volumes increased due to placing the Bakken pipeline in service in June 2017 as well as increased volumes on existing pipelines due to increased production in West Texas. For the three and six months ended June 30, 2018 crude terminal volumes increased due to increased volumes delivered to our Nederland crude terminal from the Bakken pipeline and from increased West Texas production.

Segment Adjusted EBITDA. For the three months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $332 million in segment margin (excluding unrealized losses on commodity risk management activities) due to a $193 million increase resulting primarily from placing our Bakken pipeline in service in the second quarter of 2017 as well as a $27 million increase resulting from increased throughput, primarily from Permian producers, on existing pipeline assets; a $100 million increase (excluding a net change of $264 million in unrealized gains and losses) from our crude oil acquisition and marketing business primarily resulting from more favorable market price differentials between the West Texas and Gulf Coast markets; and a $9 million increase in terminal fees primarily from ship loading fees at our Nederland facility as a result of increased exports;

•	a decrease of $12 million in selling, general and administrative expenses primarily due to higher professional fees recorded in the prior period; and

•	an increase of $6 million in Adjusted EBITDA related to unconsolidated affiliates due to a new contract at one of our joint ventures; partially offset by

•
an increase of $30 million in operating expenses due to a $13 million increase primarily resulting from placing our Bakken pipeline in service in the second quarter of 2017; a $3 million increase resulting from the addition of certain joint venture transportation assets in the second quarter of 2017; and a $14 million increase from existing transportation assets due to increases of $7 million in utilities, $5 million in expense projects, $5 million in ad valorem taxes and $5 million in management fees, partially offset by decreases in environmental fees of $5 million and capacity leases of $3 million.

Segment Adjusted EBITDA. For the six months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $671 million in segment margin (excluding unrealized losses on commodity risk management activities) due to a $417 million increase resulting primarily from placing our Bakken pipeline in service in the second quarter of 2017; a $50 million increase resulting from increased throughput, primarily from Permian producers, on existing pipeline assets; a $188 million increase (excluding a net change of $307 million in unrealized gains and losses) from our crude oil acquisition and marketing business primarily resulting from more favorable market price differentials between the West Texas and Gulf Coast markets; and a $16 million increase primarily from our Nederland facility due to higher ship loading fees as a result of increased exports;

•
a decrease of $7 million in selling, general and administrative expenses due to a $13 million decrease in professional fees, partially offset by an increase of $6 million related to Bakken insurance and management fees; and

•	an increase of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to a new contract at one of our joint ventures; partially offset by

•
an increase of $85 million in operating expenses due to a $39 million increase primarily resulting from placing our Bakken pipeline in service in the second quarter of 2017; a $15 million increase resulting from the addition of certain joint venture transportation assets in the second quarter of 2017; and a $31 million increase from existing transportation assets due to increases of $10 million in ad valorem taxes, $9 million in management fees, $8 million in utilities, $5 million in expense projects and $5 million in freight, partially offset by decreases in environmental fees of $5 million and capacity leases of $1 million.

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues	$502	$870	$(368)	$1,073	$1,640	$(567)
Cost of products sold	445	794	(349)	921	1,462	(541)
Segment margin	57	76	(19)	152	178	(26)
Unrealized (gains) losses on commodity risk management activities	(2)	(4)	2	2	(17)	19
Operating expenses, excluding non-cash compensation expense	(10)	(31)	21	(41)	(52)	11
Selling, general and administrative expenses, excluding non-cash compensation expense	(19)	(27)	8	(37)	(48)	11
Adjusted EBITDA related to unconsolidated affiliates	62	76	(14)	88	156	(68)
Other and eliminations	2	17	(15)	—	13	(13)
Segment Adjusted EBITDA	$90	$107	$(17)	$164	$230	$(66)
Amounts reflected in our all other segment primarily include:

•
our equity method investment in limited partnership units of Sunoco LP consisting of 26.2 million and 43.5 million Sunoco LP common units, representing 31.8% and 43.7% of Sunoco LP’s total outstanding common units as of June 30, 2018 and June 30, 2017, respectively. In February 2018, after the record date for Sunoco LP’s fourth quarter 2017 cash distributions, Sunoco LP repurchased 17,286,859 Sunoco LP common units owned by ETP for aggregate cash consideration of approximately $540 million;

•
our natural gas marketing and compression operations. Subsequent to our contribution of CDM to USAC in April 2018, our all other segment includes our equity method investment in USAC consisting of 19.2 million USAC common units and 6.4 million USAC Class B Units, together representing 26.6% of the limited partner interests;

•	a non-controlling interest in PES, comprising 33% of PES’ outstanding common units; and

•	our investment in coal handling facilities.
Segment Adjusted EBITDA. For the three months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impacts of the following:

•
a decrease of $44 million in Adjusted EBITDA related to unconsolidated affiliates from our investment in Sunoco LP resulting from the Partnership’s lower ownership in Sunoco LP and lower operating results of Sunoco LP due to the sale of the majority of its retail assets in January 2018; and

•
a decrease of $12 million due to the contribution of CDM to USAC in April 2018, which decrease reflects the impact of deconsolidating CDM, partially offset by an increase in Adjusted EBITDA related to unconsolidated affiliates due to the equity method investment in USAC held by ETP subsequent to the CDM Contribution; partially offset by

•	a decrease of $14 million in merger and acquisition expenses related to the Sunoco Logistics merger in 2017, partially offset by the CDM Contribution in 2018;

•	an increase of $12 million in Adjusted EBITDA related to unconsolidated affiliates from our investment in PES;

•	an increase of $6 million from gains in power trading activities; and

•	an increase of $2 million in margin due to the expiration of a capacity contract commitment.
Segment Adjusted EBITDA. For the six months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impacts of the following:

•
a decrease of $69 million in Adjusted EBITDA related to unconsolidated affiliates from our investment in Sunoco LP resulting from the Partnership’s lower ownership in Sunoco LP and lower operating results of Sunoco LP due to the sale of the majority of its retail assets in January 2018;

•	a decrease of $18 million in Adjusted EBITDA related to unconsolidated affiliates primarily from our investment in PES; and

•
a decrease of $9 million due to the contribution of CDM to USAC in April 2018, which decrease reflects the impact of deconsolidating CDM, partially offset by an increase in Adjusted EBITDA related to unconsolidated affiliates due to the equity method investment in USAC held by ETP subsequent to the CDM Contribution; partially offset by

•	a decrease of $17 million in merger and acquisition expenses related to the Sunoco Logistics merger in 2017, partially offset by the CDM Contribution in 2018;

•	an increase of $8 million from commodity trading activities; and

•	an increase of $5 million in margin from the expiration of a capacity contract commitment.
LIQUIDITY AND CAPITAL RESOURCES
Overview
ETP’s ability to satisfy its obligations and pay distributions to its unitholders will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
We currently expect capital expenditures in 2018 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$275	$300	$30	$35
Interstate transportation and storage (1)	500	550	115	120
Midstream	850	875	120	130
NGL and refined products transportation and services	2,350	2,500	60	70
Crude oil transportation and services (1)	450	475	90	100
All other (including eliminations)	75	100	60	65
Total capital expenditures	$4,500	$4,800	$475	$520

(1)	Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
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
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and net changes in operating assets and liabilities (net of effects of acquisitions and deconsolidations). Non-cash items include recurring non-cash expenses, such as depreciation, depletion and amortization expense and non-cash compensation expense. The increase in depreciation, depletion and amortization expense during the periods presented primarily resulted from construction and acquisitions of assets, while changes in non-cash compensation expense resulted from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of derivative assets and liabilities, the timing of accounts receivable collection, the timing of payments on accounts payable, the timing of purchase and sales of inventories and the timing of advances and deposits received from customers.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Cash provided by operating activities during 2018 was $2.95 billion compared to $1.65 billion for 2017 and net income was $1.48 billion and $689 million for 2018 and 2017, respectively. The difference between net income and cash provided by operating activities for the six months ended June 30, 2018 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and deconsolidations) of $229 million and other non-cash items totaling $1.04 billion.
The non-cash activity in 2018 and 2017 consisted primarily of depreciation, depletion and amortization of $1.19 billion and $1.12 billion, respectively, and non-cash compensation expense of $41 million and $38 million, respectively. Unconsolidated affiliate activity in 2018 and 2017 consisted of equity in earnings of $34 million and $12 million, respectively, and distributions received of $215 million and $197 million, respectively. Non-cash activity in 2018 also included a gain on the sale of Sunoco LP units of $172 million, a loss on the deconsolidation of CDM of $86 million and an increase in deferred income taxes of $52 million. Non-cash activity in 2017 also included an increase in deferred income taxes of $121 million.
Cash paid for interest, net of interest capitalized, was $690 million and $673 million for the six months ended June 30, 2018 and 2017, respectively.
Capitalized interest was $160 million and $124 million for the six months ended June 30, 2018 and 2017, respectively.
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
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Cash used in investing activities during 2018 was $1.59 billion compared to $1.49 billion in 2017. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2018 were $3.35 billion compared to $2.83 billion for 2017. Additional detail related to our capital expenditures is provided in the table below. During 2018, we received $1.23 billion in cash related to the CDM Contribution and $540 million in cash related to the Sunoco LP common unit repurchase. During 2017, we received $2.00 billion in cash related to the Bakken equity sale to MarEn Bakken Company, paid $280 million in cash for the acquisition of PennTex noncontrolling interest and paid $261 million in cash for all other acquisitions.
The following is a summary of capital expenditures (net of contributions in aid of construction costs) for the six months ended June 30, 2018:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$195	$21	$216
Interstate transportation and storage	351	37	388
Midstream	448	65	513
NGL and refined products transportation and services	974	26	1,000
Crude oil transportation and services	205	21	226
All other (including eliminations)	68	34	102
Total capital expenditures	$2,241	$204	$2,445
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures.

Six months ended June 30, 2018 compared to six months ended June 30, 2017. Cash used in financing activities during 2018 was $1.17 billion compared to $252 million for 2017. In 2018 and 2017, we received net proceeds from common unit offerings of $39 million and $990 million, respectively. In 2018 we received $436 million from preferred unit offerings. During 2018, we had a net increase in our debt level of $458 million compared to a net increase of $258 million for 2017. We have paid distributions of $2.01 billion to our unitholders in 2018 compared to $1.70 billion in 2017. We have also paid distributions of $359 million to noncontrolling interests in 2018 compared to $186 million in 2017. In addition, we have received capital contributions of $318 million in cash from noncontrolling interests in 2018 compared to $456 million in 2017. During 2018, we also repurchased common units for cash of $24 million and incurred debt issuance costs of $38 million. During 2017, we also repurchased our outstanding Legacy ETP Preferred Units for cash of $53 million and incurred debt issuance costs of $20 million.
Off-Balance Sheet Arrangements
Guarantee of Sunoco LP Notes
In connection with previous transactions whereby Retail Holdings contributed assets to Sunoco LP, Retail Holdings provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to certain of Sunoco LP’s senior notes and $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019. In December 2016, Retail Holdings contributed its interests in Sunoco LP, along with the assignment of the guarantee of Sunoco LP’s senior notes, to its subsidiary, ETC M-A Acquisition LLC (“ETC M-A”).
On January 23, 2018, Sunoco LP redeemed the previously guaranteed senior notes, repaid and terminated the term loan and issued the following notes for which ETC M-A has also guaranteed collection with respect to the payment of principal amounts:

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

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2018	December 31, 2017
ETP Senior Notes (1)(2)	$29,354	$27,005
Transwestern Senior Notes	575	575
Panhandle Senior Notes	386	785
Credit facilities and commercial paper:
ETP $4.00 billion Revolving Credit Facility due December 2022 (3)	1,228	2,292
ETP $1.00 billion 364-Day Credit Facility due November 2018	—	50
Bakken Project $2.50 billion Credit Facility due August 2019	2,500	2,500
Other long-term debt	4	5
Unamortized premiums, net of discounts and fair value adjustments	39	61
Deferred debt issuance costs	(190)	(179)
Total debt	33,896	33,094
Less: current maturities of long-term debt	155	407
Long-term debt, less current maturities	$33,741	$32,687

(1)
Includes $600 million aggregate principal amount of 6.70% senior notes due July 1, 2018 that were classified as long-term as of June 30, 2018 as they were refinanced on a long-term basis in June 2018, see “ETP Senior Notes Offering and Redemption” below.

(2)
Includes $400 million aggregate principal amount of 9.70% senior notes due March 15, 2019 and $450 million aggregate principal amount of 9.00% senior notes due April 15, 2019 that were classified as long-term as of June 30, 2018 as management has the intent and ability to refinance the borrowings on a long-term basis.

(3)	Includes $1.23 billion and $2.01 billion of commercial paper outstanding at June 30, 2018 and December 31, 2017, respectively.
ETP Senior Notes Offering and Redemption
In June 2018, ETP issued the following senior notes:

•	$500 million aggregate principal amount of 4.20% senior notes due 2023;

•	$1.00 billion aggregate principal amount of 4.95% senior notes due 2028;

•	$500 million aggregate principal amount of 5.80% senior notes due 2038; and

•	$1.00 billion aggregate principal amount of 6.00% senior notes due 2048.
The senior notes were registered under the Securities Act of 1933 (as amended).  The Partnership may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The principal on the senior notes is payable upon maturity and interest is paid semi-annually.
The senior notes rank equally in right of payment with ETP’s existing and future senior debt, and senior in right of payment to any future subordinated debt ETP may incur.  The notes of each series will initially be fully and unconditionally guaranteed by our subsidiary, Sunoco Logistics Partners Operations L.P., on a senior unsecured basis so long as it guarantees any of our other long-term debt. The guarantee for each series of notes ranks equally in right of payment with all of the existing and future senior debt of Sunoco Logistics Partners Operations L.P., including its senior notes.
The $2.96 billion net proceeds from the offering were used to repay borrowings outstanding under ETP’s revolving credit facility, for general partnership purposes and to redeem all of the following senior notes:

•	ETP’s $650 million aggregate principal amount of 2.50% senior notes due June 15, 2018;

•	Panhandle’s $400 million aggregate principal amount of 7.00% senior notes due June 15, 2018; and

•	ETP’s $600 million aggregate principal amount of 6.70% senior notes due July 1, 2018.

The aggregate amount paid to redeem these notes was approximately $1.65 billion.
Credit Facilities and Commercial Paper
ETP Five-Year Credit Facility
ETP’s revolving credit facility (the “ETP Five-Year Credit Facility”) allows for unsecured borrowings up to $4.00 billion and matures in December 2022. The ETP Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of June 30, 2018, the ETP Five-Year Credit Facility had $1.23 billion outstanding, all of which was commercial paper. The amount available for future borrowings was $2.61 billion after taking into account letters of credit of $167 million. The weighted average interest rate on the total amount outstanding as of June 30, 2018 was 2.87%.
ETP 364-Day Facility
ETP’s 364-day revolving credit facility (the “ETP 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 30, 2018. As of June 30, 2018, the ETP 364-Day Facility had no outstanding borrowings.
Bakken Credit Facility
In August 2016, ETP and Phillips 66 completed project-level financing of the Bakken pipeline. The $2.50 billion credit facility matures in August 2019 (the “Bakken Credit Facility”). As of June 30, 2018, the Bakken Credit Facility had $2.50 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of June 30, 2018 was 3.72%.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of June 30, 2018.
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
Distributions on common units declared and/or paid by the Partnership subsequent to December 31, 2017 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 8, 2018	February 14, 2018	$0.5650
March 31, 2018	May 7, 2018	May 15, 2018	0.5650
June 30, 2018	August 6, 2018	August 14, 2018	0.5650
Distributions on preferred units declared and/or paid by the Partnership subsequent to December 31, 2017 were as follows:

Period Ended	Record Date	Payment Date	Rate
Series A Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	$15.451
June 30, 2018	August 1, 2018	August 15, 2018	31.250
Series B Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	$16.378
June 30, 2018	August 1, 2018	August 15, 2018	33.125
Series C Preferred Units
June 30, 2018	August 1, 2018	August 15, 2018	$0.56337

The total amounts of distributions declared for the periods presented (all from Available Cash from our operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2018	2017
Limited Partners:
Common Units held by public	$1,286	$1,156
Common Units held by ETE	31	30
General Partner interest and incentive distributions held by ETE	900	781
IDR relinquishments	(84)	(319)
Series A Preferred Units	30	—
Series B Preferred Units	18	—
Series C Preferred Units	10	—
Total distributions declared to partners	$2,191	$1,648
In connection with previous transactions, ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods:

Year Ending December 31,
2018 (remainder)	$69
2019	128
Each year beyond 2019	33
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed for the year ended December 31, 2017. Since December 31, 2017, there have been no material changes to our primary market risk exposures or how those exposures are managed.

Commodity Price Risk
The table below summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	June 30, 2018			December 31, 2017
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	465	$—	$—	1,078	$—	$—
Basis Swaps IFERC/NYMEX (1)	102,328	3	—	48,510	2	1
Options – Puts	(3,043)	—	—	13,000	—	—
Power (Megawatt):
Forwards	3,196,100	12	8	435,960	1	1
Futures	(42,768)	—	—	(25,760)	—	—
Options – Puts	(30,532)	1	—	(153,600)	—	1
Options – Calls	996,172	—	1	137,600	—	—
Crude (MBbls) – Futures	—	—	—	—	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	6,600	(50)	18	4,650	(13)	4
Swing Swaps IFERC	52,413	(1)	—	87,253	(2)	1
Fixed Swaps/Futures	5,360	(2)	3	(4,700)	(1)	2
Forward Physical Contracts	(174,465)	4	—	(145,105)	6	41
NGL (MBbls) – Forwards/Swaps	(1,590)	(16)	11	(2,493)	5	16
Crude (MBbls) – Forwards/Swaps	44,190	(307)	261	9,172	(4)	9
Refined Products (MBbls) – Futures	(1,076)	(5)	5	(3,783)	(25)	4
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(21,475)	(1)	—	(39,770)	(2)	—
Fixed Swaps/Futures	(21,475)	(1)	7	(39,770)	14	11

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of June 30, 2018, we had $4.33 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $43 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2018	December 31, 2017
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	$—	$300
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	400	300
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $254 million as of June 30, 2018. For the $1.50 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $8 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 23, 2018 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Partners, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
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
In June 2018, ETC Northeast Pipeline LLC (“ETC Northeast”) entered into a Consent Order and Agreement with the PADEP, pursuant to which ETC Northeast agreed to pay $145,250 to the PADEP to settle various statutory and common law claims relating to soil discharge into, and erosion of the stream bed of, Raccoon Creek in Center Township, Pennsylvania during construction of the Revolution Pipeline. ETC Northeast has paid the settlement amount and continues to monitor the construction site and work with the landowner to resolve any remaining issues related to the restoration of the construction site.
On June 29, 2018, Luminant Energy Company, LLC (“Luminant”) filed informal and formal complaints against Energy Transfer Fuel, LP (“ETF”), with the Railroad Commission of Texas (“TRRC”).  Luminant’s complaints allege that absent an agreement between Luminant and ETF regarding the rate to be charged for bundled transportation and storage service, ETF must file a statement of intent with the TRRC to change the rate charged to Luminant for this service.  Further, on July 2, 2018, Luminant filed a request for immediate interim relief requesting that the TRRC issue an interim order requiring ETF to continue providing the same bundled transportation and storage service to Luminant that was being provided at the time Luminant filed both its formal and informal complaint.  On July 3, 2018, ETF filed a response, opposing Luminant’s motion.  On July 3, 2018, the TRRC issued an interim order denying temporary emergency relief.  ETF filed a response to Luminant’s informal complaint on July 16, 2018. ETF’s response to Luminant’s formal complaint and a Motion to Dismiss were filed on July 23, 2018. A prehearing conference in this matter was scheduled for August 2, 2018 in Austin.
ETC Field Services LLC received NOV REG-0569-1801 on February 13, 2018 for emission events that occurred September 25, 2017 through December 29, 2017 at the Jal 3 gas plant. On June, 11, 2018, the New Mexico Environmental Department sent ETP a settlement offer to resolve the NOV for a penalty of $268,212. Negotiations for this settlement offer are ongoing.
ITEM 1A. RISK FACTORS
Set forth below are updated risk factors related to the merger of ETE and ETP. Except as set forth below, there have been no material changes from the risk factors described in Part I, Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 or from the risk factors described in “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 10, 2018.
Risk Factors Relating to the Merger of ETE and ETP
Because the market price of ETE common units will fluctuate prior to the consummation of the merger, ETP common unitholders cannot be sure of the market value of the ETE common units they will receive as merger consideration relative to the value of ETP common units they exchange.
The market value of the merger consideration that ETP common unitholders will receive in the merger will depend on the trading price of ETE’s common units at the closing of the merger. The exchange ratio that determines the number of ETE common units that ETP common unitholders will receive as consideration in the merger is fixed. This means that there is no mechanism contained in the merger agreement that would adjust the number of ETE common units that ETP common unitholders will receive as the merger consideration based on any decreases or increases in the trading price of ETE common units. Unit price changes may result from a variety of factors (many of which are beyond ETE’s or ETP’s control), including:

•	changes in ETE’s and ETP’s business, operations and prospects;

•	changes in market assessments of ETE’s and ETP’s business, operations and prospects;

•	interest rates, general market, industry and economic conditions and other factors generally affecting the price of ETE common units; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which ETE and ETP operate.
Because the merger will be completed after the special meeting, at the time of the meeting, you will not know the exact market value of the ETE common units that you will receive upon completion of the merger. If ETE’s common unit price at the closing of the merger is less than ETE’s common unit price on the date on which the merger agreement was signed, then the market value of the merger consideration received by ETP unitholders will be less than contemplated at the time the merger agreement was signed.
The fairness opinion rendered to the ETP Conflicts Committee by Barclays Capital Inc. (“Barclays”) was based on Barclays’ financial analysis and considered factors such as market and other conditions then in effect, financial forecasts and other information made available to Barclays as of the date of the opinion. As a result, the opinion does not reflect changes in events or circumstances after the date of such opinion. The ETP Conflicts Committee has not obtained, and does not expect to obtain, an updated fairness opinion from Barclays reflecting changes in circumstances that may have occurred since the signing of the merger agreement.
The fairness opinion rendered to the ETP Conflicts Committee by Barclays was provided in connection with, and at the time of, the evaluation of the merger and the merger agreement by the ETP Conflicts Committee. The opinion was based on the financial analyses performed, which considered market and other conditions then in effect, financial forecasts and other information made available to Barclays as of the date of the opinion, which may have changed, or may change, after the date of the opinion. The ETP Conflicts Committee has not obtained an updated opinion from Barclays following the date of the merger agreement and does not expect to obtain an updated opinion prior to completion of the merger. Changes in the operations and prospects of ETE or ETP, general market and economic conditions and other factors that may be beyond the control of ETE and ETP, and on which the fairness opinion was based, may have altered the value of ETE or ETP or the prices of ETE common units or ETP common units since the date of such opinion, or may alter such values and prices by the time the merger is completed. The opinion does not speak as of any date other than the date of the opinion. For a description of the opinion that Barclays rendered to the ETP Conflicts Committee in connection with the merger, please read the proxy statement/prospectus when it becomes available.
ETP and ETE may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the merger.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from ETP or ETE. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. ETP and ETE cannot predict the outcome of these lawsuits, or others, nor can they predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the merger could delay or prevent its consummation. In addition, the costs defending the litigation, even if resolved in ETP’s or ETE’s favor, could be substantial and such litigation could distract ETP and ETE from pursuing the consummation of the merger and other potentially beneficial business opportunities.
Maintaining credit ratings is under the control of ratings agencies, which are independent third parties. There can be no assurances that the combined partnership will qualify for an investment-grade credit rating, and the failure to qualify for an investment-grade credit rating could negatively impact the combined partnership’s access to capital and costs of doing business.
In connection with the completion of the merger, ratings agencies may reevaluate ETE’s and ETP’s credit ratings. It is expected that the combined partnership will qualify for an investment-grade credit rating consistent with ETP’s current rating; however, credit rating agencies perform independent analysis when assigning credit ratings and there can be no assurances that such ratings will be achieved in connection with the merger or maintained in the future. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. The combined company’s ratings upon completion of the merger will reflect each rating organization’s opinion of the combined company’s financial strength, operating performance and ability to meet the obligations associated with its securities. In addition, the trading market for ETE’s and ETP’s securities depends, in part on the research and reports that third-party securities analysts publish about ETE and ETP and the industry in which they participate. In connection with the completion of the merger, one or more of these analysts could downgrade ETE or ETP securities or issue other negative commentary about ETE or ETP and the industry in which they participate, which could cause the trading price of such securities to decline.
Failure to qualify for an investment-grade credit rating or a downgrade may increase ETE’s and ETP’s cost of borrowing, may negatively impact ETE’s and ETP’s ability to raise additional debt capital, may negatively impact ETE’s and ETP’s ability to successfully compete, and may negatively impact the willingness of counterparties to deal with ETE and ETP, each of which could have a material adverse effect on the business, financial condition, results of operations and cash flows of ETE and ETP, as well as the market price of their respective securities.
Credit rating agencies continue to review the criteria for industry sectors and various debt ratings on an ongoing basis and may make changes to those criteria from time to time. Ratings are subject to revision or withdrawal at any time by the rating agencies. The credit rating of the combined company will be subject to ongoing evaluation by credit rating agencies, and downgrades in the combined company’s ratings could adversely affect the combined company’s business, cash flows, financial condition, operating results and share and debt prices.
Directors and executive officers of ETP have certain interests that are different from those of ETP unitholders generally.
Directors and executive officers of ETP are parties to agreements or participants in other arrangements that give them interests in the merger that may be different from, or in addition to, your interests as a unitholder of ETP. In addition, certain of the directors and executive officers of ETP are also directors or executive officers at ETE, and each of the directors of ETP is appointed by ETE, as the sole member of ETP LLC. These and other different interests will be described in the proxy statement/prospectus when it becomes available. ETP unitholders should consider these interests in voting on the merger.
The ETP partnership agreement limits the duties of ETP GP to ETP common unitholders and restricts the remedies available to unitholders for actions taken by ETP GP that might otherwise constitute breaches of its duties.
ETP LLC, the general partner of ETP GP, the general partner of ETP, is owned by ETE. In light of potential conflicts of interest between ETE and ETP GP, on the one hand, and ETP and the ETP common unitholders, on the other hand, the ETP Board submitted the merger and related matters to the ETP Conflicts Committee for, among other things, review, evaluation, negotiation and possible approval of a majority of its members, which is referred to as “Special Approval” in the ETP partnership agreement. In addition, the merger is conditioned upon the approval of holders of a majority of ETP common units held by persons other than ETP GP and its affiliates (referred to herein as “unaffiliated ETP unitholder approval”). Under the ETP partnership agreement:

•
any resolution or course of action by ETP GP or its affiliates in respect of a conflict of interest is permitted and deemed approved by all partners of ETP (i.e. the ETP unitholders), and will not constitute a breach of the ETP partnership agreement or of any duty stated or implied by law or equity, if the resolution or course of action is approved by Special Approval or unaffiliated ETP unitholder approval; and

•
ETP GP may consult with legal counsel, accountants, appraisers, management consultants, investment bankers and other consultants selected by it, and any act taken or omitted to be taken in reliance upon the opinion of such persons as to matters that ETP GP reasonably believes to be within such person’s professional or expert competence shall be conclusively presumed to have been done or omitted in good faith and in accordance with such opinion.

The ETP Conflicts Committee reviewed, negotiated and evaluated the merger agreement, the merger and related matters on behalf of the ETP common unitholders and ETP. Among other things, the ETP Conflicts Committee unanimously determined in good faith that the merger agreement and the transactions contemplated thereby, including the merger, are in the best interests of ETP and the unaffiliated ETP common unitholders, approved the merger agreement and the transactions contemplated thereby, including the merger, and recommended the approval of the merger agreement and the transactions contemplated thereby, including the merger, to the ETP Board.
The duties of ETP GP, the ETP Board and the ETP Conflicts Committee to ETP common unitholders in connection with the merger are substantially limited by the ETP partnership agreement.
ETE common unitholders have limited voting rights and are not entitled to elect ETE’s general partner or the directors of ETE’s general partner. Following the closing, the Class A Units issued by ETE to its general partner, LE GP, LLC (“ETE GP”) concurrently with closing would result in ETE GP and its affiliates maintaining the same relative voting power following the merger as they have prior to the merger, until such time as Kelcy L. Warren is no longer an officer or director of ETE GP.
Unlike the holders of common stock in a corporation, ETE common unitholders have only limited voting rights on matters affecting ETE’s business, and therefore limited ability to influence ETE management’s decisions regarding its business. ETE common unitholders did not elect its general partner and will have no right to elect its general partner or the officers or directors of its general partner on an annual or other continuing basis. In addition, on matters where ETE common unitholders are entitled to vote, the ETE partnership agreement generally permits ETE GP and its affiliates to vote their ETE common units on such matters, together with unaffiliated ETE unitholders, as a single class. For example, the general partner of ETE may only be removed by the affirmative vote of holders of 66 2/3% of the ETE common units (including ETE GP and its affiliates), voting together as a single class. As of August 1, 2018, ETE GP and its affiliates collectively own approximately 31.0% of the outstanding ETE common units.

In connection with the closing of the merger and the issuance of the merger consideration to former ETP common unitholders, the percentage ownership of ETE GP and its affiliates of ETE common units is expected to be diluted to approximately 13.5%. However, at the closing of the merger, ETE will issue to ETE GP a number of new Class A Units necessary to ensure that ETE GP and its affiliates maintain the same relative voting power following the merger as they have prior to the merger. The Class A Units will not be entitled to distributions, will not have any economic attributes (other than the entitlement to $100 in the aggregate upon liquidation) and will not be convertible or exchangeable for ETE common units, but will generally vote as a single class with ETE common units. For so long as Mr. Warren continues as a director or officer of ETE GP, upon issuance of additional ETE common units following the merger, ETE will also issue additional Class A Units to ETE GP such that the Class A Units will continue to represent, in the aggregate, the same voting interest as they represent upon closing of the merger. The existence of the Class A Units from and after closing of the merger will therefore, in certain circumstances, reduce the voting power represented by an ETE common unit compared to a scenario in which the Class A Units had not been issued.
ETE common units to be received by ETP common unitholders as a result of the merger have different rights than ETP common units.
Following completion of the merger, ETP common unitholders will no longer hold ETP common units, but will instead be unitholders of ETE. There are important differences between the rights of ETP unitholders and the rights of ETE unitholders. See the proxy statement/prospectus when it becomes available for a discussion of the different rights associated with ETE common units and ETP common units.
The number of outstanding ETE common units will increase as a result of the merger, which could make it more difficult for ETE to pay the current level of quarterly distributions.
As of July 31, 2018, there were more than 1.158 billion ETE common units outstanding. ETE expects to issue approximately 1.5 billion common units in connection with the merger. Accordingly, the aggregate dollar amount required to pay the current per unit quarterly distribution on all ETE common units will increase, which could increase the likelihood that ETE will not have sufficient funds to pay the current level of quarterly distributions to all ETE unitholders. Using a $0.305 per ETE common unit distribution (the amount ETE has declared to pay with respect to the second fiscal quarter of 2018 on August 20, 2018 to holders of record as of August 6, 2018), the aggregate cash distribution paid to ETE unitholders totaled approximately $354 million, including a distribution of $1 million to ETE GP in respect of its general partner interest. Using the same $0.305 per ETE common unit distribution, the combined pro forma ETE distribution with respect to the second fiscal quarter of 2018, had the merger been completed prior to such distribution, would have resulted in total cash distributions of approximately $809 million, including a distribution of $1 million to ETE GP in respect of its general partner interest.
ETE and ETP will incur substantial transaction-related costs in connection with the merger, including fees paid to legal, financial and accounting advisors, filing fees and printing costs.
ETE and ETP expect to incur a number of non-recurring transaction-related costs associated with completing the merger. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Thus, any net benefit of the merger may not be achieved in the near term, the long term or at all.
The merger is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the merger, or significant delays in completing the merger, could negatively affect the trading prices of ETE common units and ETP common units and the future business and financial results of ETE and ETP.
The completion of the merger is subject to a number of conditions, some of which are beyond the parties’ control. In addition, ETE and ETP can agree not to consummate the merger even if the ETP common unitholders approve the merger proposal and the conditions to the closing of the merger are otherwise satisfied.
The completion of the merger is not assured and is subject to risks, including the risk that the closing conditions are not satisfied, including that the approval of the merger by ETP common unitholders or by governmental agencies is not obtained or the occurrence of a material adverse change to the business or results of operations of ETE and ETP. The failure to satisfy conditions to the merger may prevent or delay the merger or otherwise result in the merger not occurring. The failure of the completion of the merger, or any significant delays in completing the merger, could cause the combined company not to realize, or delay the realization of, some or all of the benefits that the combined company expects to achieve from the merger, including those relating to the trading prices of ETE common units and ETP common units and the respective future business and financial results of ETE and ETP, which could be negatively affected, and each of which are subject to risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the merger agreement;

•
negative reactions from the financial markets, including declines in the price of ETE common units or ETP common units due to the fact that current prices may reflect a market assumption that the merger will be completed;

•
having to pay certain significant costs relating to the merger, including, in certain circumstances, the reimbursement by ETP of up to $30 million of ETE’s expenses and a termination fee of $750 million less any previous expense reimbursements by ETP; and

•	the attention of management of ETE and ETP will have been diverted to the merger rather than other strategic opportunities that could have been beneficial to that organization.
ETP is subject to provisions in the merger agreement that limit its ability to pursue alternatives to the merger, which could discourage a potential competing acquirer of ETP from making a favorable alternative transaction proposal and, in specified circumstances under the merger agreement, would require ETP to reimburse up to $30 million of ETE’s out-of-pocket expenses and pay a termination fee to ETE of $750 million less any previous expense reimbursements.
Under the merger agreement, ETP is restricted from entering into alternative transactions. Unless and until the merger agreement is terminated, subject to specified exceptions (which will be discussed in more detail in the proxy statement/prospectus when it becomes available), ETP is restricted from soliciting, initiating, knowingly facilitating, knowingly encouraging or knowingly inducing or taking any other action intended to lead to any inquiries or any proposals that constitute or could reasonably be expected to lead to a proposal or offer for a competing acquisition proposal with any person. In addition, ETP may not grant any waiver or release of any standstill or similar agreement with respect to any units of ETP or any of its subsidiaries. Under the merger agreement, in the event of a potential change by the ETP Board of its recommendation with respect to the proposed merger in light of a superior proposal, ETP must provide ETE with five calendar days’ notice to allow ETE to propose an adjustment to the terms and conditions of the merger agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of ETP from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per unit market value than the merger consideration, or might result in a potential competing acquirer of ETP proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances.
If the merger agreement is terminated under specified circumstances, including due to an adverse recommendation change having occurred or ETP entering into an agreement relating to a superior proposal, ETP will be required to pay ETE a termination fee of $750 million, less any expenses of ETE previously reimbursed by ETP. If the merger agreement is terminated under specified circumstances, including if the ETP unitholder approval is not obtained or if ETP breaches certain of its obligations under the merger agreement, then ETP will be required to pay all of the reasonably documented out-of-pocket expenses incurred by ETE and its affiliates in connection with the merger agreement and the transactions contemplated thereby, up to a maximum amount of $30 million. Following payment of the termination fee or the reimbursement of expenses, as applicable, ETP will not be obligated to pay any additional expenses incurred by ETE or its affiliates. If such a termination fee is payable, the payment of this fee could have material and adverse consequences to the financial condition and operations of ETP. For a discussion of the restrictions on soliciting or entering into an alternative transaction and the ability of the ETP Board to change its recommendation.
If a governmental authority asserts objections to the merger, ETE and ETP may be unable to complete the merger or, in order to do so, ETE and ETP may be required to comply with material restrictions or satisfy material conditions.
The closing of the merger is subject to the condition that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the merger contemplated by the merger agreement. If a governmental authority asserts objections to the merger, ETE or ETP may be required to divest assets or accept other remedies in order to complete the merger. There can be no assurance as to the cost, scope or impact of the actions that may be required to address any governmental authority objections to the merger. If ETE or ETP takes such actions, it could be detrimental to it or to the combined organization following the consummation of the merger. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed merger or imposing additional costs on or limiting the revenues or cash available for distribution of the combined organization following the consummation of the merger.
Additionally, state attorneys general could seek to block or challenge the merger as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. ETE may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
ETE and ETP are subject to contractual interim operating restrictions while the proposed merger is pending, which could adversely affect each party’s business and operations.
Under the terms of the merger agreement, each of ETE and ETP is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies. Such limitations could negatively affect each party’s businesses and operations prior to the completion of the merger. For a discussion of these restrictions, please read the proxy statement/prospectus when it becomes available.
If the merger is approved by ETP common unitholders, the date on which ETP unitholders will receive the merger consideration is uncertain.
As described in this proxy statement/prospectus, completing the proposed merger is subject to several conditions, not all of which are controllable or waivable by ETE or ETP. Accordingly, if the proposed merger is approved by ETP unitholders, the date on which ETP common unitholders will receive the merger consideration depends on the completion date of the merger, which is uncertain.
ETP common unitholders will have a reduced ownership in the combined organization after the merger.
When the merger occurs, each ETP common unitholder that receives ETE common units will become a unitholder of ETE with a percentage ownership of the combined organization that is smaller than such unitholder’s percentage ownership of ETP prior to the merger. Assuming that the merger had been completed on August 1, 2018, current ETP common unitholders would have owned approximately 56% of the combined entity based on the number of ETP common units and ETE common units outstanding at that date.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2018, the Partnership issued 1,261,221 ETP Common Units to settle contingent consideration related to a previous acquisition. These securities are exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
2.1
Contribution Agreement, dated as of January 15, 2018, by and among USA Compression Partners, LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETC Compression, LLC, and solely for certain purposes therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 16, 2018)

2.2
Purchase Agreement, dated as of January 15, 2018, by and among USA Compression Holdings, LLC, Energy Transfer Equity, L.P., Energy Transfer Partners, L.L.C., and solely for certain purposes therein R/C IV USACP Holdings, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed January 16, 2018)

2.3
Agreement and Plan of Merger, dated as of August 1, 2018, by and among LE GP, LLC, Energy Transfer Equity, L.P., Streamline Merger Sub, LLC, Energy Transfer Partners, L.L.C. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed August 3, 2018)

3.1	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 of Form S-1 Registration Statement filed October 22, 2001)
3.2
Amendment to the Certificate of Limited Partnership of Sunoco Logistics Partners L.P. dated as of August 28, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 1, 2015)

3.3
Amendment to the Certificate of Limited Partnership of Sunoco Logistics Partners L.P. dated as of April 28, 2017 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed April 28, 2017)

3.4
Fourth Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. dated as of April 28, 2017 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed April 28, 2017)

3.5
Amendment No. 1, dated November 16, 2017, to the Fourth Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated as of April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 16, 2017)

3.6
Amendment No. 2, dated as of April 25, 2018, to Fourth Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated as of April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed April 25, 2018)

3.7
Amendment No. 3, dated July 23, 2018, to Fourth Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated as of April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed July 23, 2018)

4.1
Indenture, dated as of June 8, 2018, among Energy Transfer Partners, L.P. as issuer, Sunoco Logistics Partners Operations L.P., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 8, 2018)

4.2
First Supplemental Indenture dated as of June 8, 2018 by and among Energy Transfer Partners, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 8, 2018)

4.3	Forms of Notes (included in Exhibit 4.2 hereto, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed June 8, 2018)
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

10.3***	Amended and Restated Energy Transfer Partners, L.L.C. Annual Bonus Plan
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Denotes a management contract or compensatory plan or arrangement. Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER PARTNERS, L.P.

		By:	Energy Transfer Partners GP, L.P.
its General Partner

		By:	Energy Transfer Partners, L.L.C.
its General Partner

Date:	August 9, 2018	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)