Form 10-Q
period 2018-09-30
Energy Transfer Operating, L.P.
filed 2018-11-08
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-31219
ENERGY TRANSFER OPERATING, L.P.
(Exact name of registrant as specified in its charter)

Delaware	73-1493906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8111 Westchester Drive, Suite 600, Dallas, Texas 75225
(Address of principal executive offices) (zip code)
(214) 981-0700
(Registrant’s telephone number, including area code)
Energy Transfer Partners, L.P.
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FORM 10-Q
ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Operating, L.P. (the “Partnership” or “ETP”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its General Partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, projected or expected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 23, 2018, “Part II – Item 1A. Risk Factors,” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 10, 2018 and “Part II – Item 1A. Risk Factors,” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018.
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

CDM	CDM Resource Management LLC and CDM Environmental & Technical Services LLC, collectively

Citrus	Citrus, LLC

DOJ	United States Department of Justice

EPA	United States Environmental Protection Agency

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

IDRs	incentive distribution rights

ii

Lake Charles LNG	Lake Charles LNG Company, LLC

Legacy ETP Preferred Units	legacy ETP Series A cumulative convertible preferred units

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PennTex	PennTex Midstream Partners, LP

PES	Philadelphia Energy Solutions

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a wholly-owned subsidiary of Sunoco, Inc.

RIGS	Regency Intrastate Gas LP

Rover	Rover Pipeline LLC, a subsidiary of ETP

SEC	Securities and Exchange Commission

Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Sunoco Logistics	Sunoco Logistics Partners L.P.

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle

USAC	USA Compression Partners, LP
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

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$379	$306
Accounts receivable, net	3,671	3,946
Accounts receivable from related companies	333	318
Inventories	1,507	1,589
Income taxes receivable	169	135
Derivative assets	93	24
Other current assets	201	210
Total current assets	6,353	6,528

Property, plant and equipment	70,966	67,699
Accumulated depreciation and depletion	(10,416)	(9,262)
	60,550	58,437

Advances to and investments in unconsolidated affiliates	3,599	3,816
Other non-current assets, net	863	758
Intangible assets, net	4,925	5,311
Goodwill	2,866	3,115
Total assets	$79,156	$77,965

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,381	$4,126
Accounts payable to related companies	287	209
Derivative liabilities	338	109
Accrued and other current liabilities	2,603	2,143
Current maturities of long-term debt	2,649	407
Total current liabilities	9,258	6,994

Long-term debt, less current maturities	31,198	32,687
Non-current derivative liabilities	57	145
Deferred income taxes	2,845	2,883
Other non-current liabilities	1,100	1,084

Commitments and contingencies
Redeemable noncontrolling interests	22	21

Equity:
Limited Partners:
Series A Preferred Unitholders	944	944
Series B Preferred Unitholders	547	547
Series C Preferred Unitholders	439	—
Series D Preferred Unitholders	436	—
Common Unitholders	25,628	26,531
General Partner	340	244
Accumulated other comprehensive income	8	3
Total partners’ capital	28,342	28,269
Noncontrolling interest	6,334	5,882
Total equity	34,676	34,151
Total liabilities and equity	$79,156	$77,965

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017*	2018	2017*
REVENUES:
Natural gas sales	$1,026	$1,098	$3,112	$3,132
NGL sales	2,695	1,750	6,866	4,782
Crude sales	3,841	2,381	11,336	7,268
Gathering, transportation and other fees	1,579	1,027	4,440	3,118
Refined product sales	382	334	1,234	1,109
Other	118	383	343	1,035
Total revenues	9,641	6,973	27,331	20,444
COSTS AND EXPENSES:
Cost of products sold	6,745	4,922	19,873	14,595
Operating expenses	632	571	1,863	1,603
Depreciation, depletion and amortization	636	596	1,827	1,713
Selling, general and administrative	123	105	347	335
Total costs and expenses	8,136	6,194	23,910	18,246
OPERATING INCOME	1,505	779	3,421	2,198
OTHER INCOME (EXPENSE):
Interest expense, net	(387)	(352)	(1,091)	(1,020)
Equity in earnings of unconsolidated affiliates	113	127	147	139
Gain on Sunoco LP common unit repurchase	—	—	172	—
Loss on deconsolidation of CDM	—	—	(86)	—
Gains (losses) on interest rate derivatives	45	(8)	117	(28)
Other, net	21	57	127	137
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	1,297	603	2,807	1,426
Income tax expense (benefit)	(61)	(112)	(32)	22
NET INCOME	1,358	715	2,839	1,404
Less: Net income attributable to noncontrolling interest	223	110	557	266
NET INCOME ATTRIBUTABLE TO PARTNERS	$1,135	$605	$2,282	$1,138
* As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017*	2018	2017*
Net income	$1,358	$715	$2,839	$1,404
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	2	2	—	5
Actuarial gain (loss) relating to pension and other postretirement benefit plans	—	5	(2)	2
Change in other comprehensive income from unconsolidated affiliates	2	—	9	(1)
	4	7	7	6
Comprehensive income	1,362	722	2,846	1,410
Less: Comprehensive income attributable to noncontrolling interest	223	110	557	266
Comprehensive income attributable to partners	$1,139	$612	$2,289	$1,144
* As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Dollars in millions)
(unaudited)

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Series C Preferred Units	Series D Preferred Units	Common Units	General Partner	AOCI	Noncontrolling Interest	Total
Balance, December 31, 2017	$944	$547	$—	$—	$26,531	$244	$3	$5,882	$34,151
Distributions to partners	(44)	(27)	(10)	—	(1,975)	(1,080)	—	—	(3,136)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(536)	(536)
Units issued for cash	—	—	436	431	58	—	—	—	925
Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	438	438
Repurchases of common units	—	—	—	—	(24)	—	—	—	(24)
Other comprehensive income, net of tax	—	—	—	—	—	—	7	—	7
Other, net	(1)	—	(1)	(1)	41	(17)	(2)	(7)	12
Net income	45	27	14	6	997	1,193	—	557	2,839
Balance, September 30, 2018	$944	$547	$439	$436	$25,628	$340	$8	$6,334	$34,676

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017*
OPERATING ACTIVITIES
Net income	$2,839	$1,404
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,827	1,713
Deferred income taxes	(17)	(1)
Non-cash compensation expense	61	57
Gain on Sunoco LP common unit repurchase	(172)	—
Loss on deconsolidation of CDM	86	—
Distributions on unvested awards	(24)	(21)
Equity in earnings of unconsolidated affiliates	(147)	(139)
Distributions from unconsolidated affiliates	328	319
Other non-cash	(132)	(163)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	451	168
Net cash provided by operating activities	5,100	3,337
INVESTING ACTIVITIES
Cash proceeds from CDM contribution	1,227	—
Cash proceeds from Sunoco LP common unit repurchase	540	—
Cash proceeds from Bakken pipeline transaction	—	2,000
Cash paid for acquisition of PennTex noncontrolling interest	—	(280)
Cash paid for all other acquisitions	(29)	(264)
Capital expenditures, excluding allowance for equity funds used during construction	(4,962)	(6,074)
Contributions in aid of construction costs	95	18
Contributions to unconsolidated affiliates	(13)	(230)
Distributions from unconsolidated affiliates in excess of cumulative earnings	62	116
Proceeds from the sale of assets	13	33
Other	—	(6)
Net cash used in investing activities	(3,067)	(4,687)
FINANCING ACTIVITIES
Proceeds from borrowings	16,930	19,978
Repayments of debt	(16,520)	(18,487)
Cash paid to affiliate notes	—	(255)
Common units issued for cash	58	2,162
Preferred units issued for cash	867	—
Capital contributions from noncontrolling interest	438	919
Distributions to partners	(3,136)	(2,543)
Distributions to noncontrolling interest	(536)	(306)
Repurchases of common units	(24)	—
Redemption of Legacy ETP Preferred Units	—	(53)
Debt issuance costs	(42)	(50)
Other	5	4
Net cash (used in) provided by financing activities	(1,960)	1,369
Increase in cash and cash equivalents	73	19
Cash and cash equivalents, beginning of period	306	360
Cash and cash equivalents, end of period	$379	$379
* As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts are in millions)
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
Organization
Energy Transfer Operating, L.P. is a consolidated subsidiary of Energy Transfer LP. In October 2018, Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed the merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange (the “ETE-ETP Merger”). In connection with the transaction, ETP unitholders (other than ETE and its subsidiaries) received 1.28 common units of ETE for each common unit of ETP they owned.
Immediately prior to the closing of the ETE-ETP Merger, the following also occurred:

•	the IDRs in ETP were converted into 1,168,205,710 ETP common units; and

•	the general partner interest in ETP was converted to a non-economic general partner interest and ETP issued 18,448,341 ETP common units to ETP GP.
Following the closing of the ETE-ETP Merger, ETE changed its name to “Energy Transfer LP” and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on Friday, October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.” For purposes of maintaining clarity, the following references are used herein:

•
References to “ETP” refer to the entity named Energy Transfer Partners, L.P. prior to the close of the ETE-ETP Merger and Energy Transfer Operating, L.P. subsequent to the close of the ETE-ETP Merger; and

•	References to “ETE” refer to the entity named Energy Transfer Equity, L.P. prior to the close of the ETE-ETP Merger and Energy Transfer LP subsequent to the close of the ETE-ETP Merger.
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
The Sunoco Logistics Merger resulted in Energy Transfer Partners, L.P. being treated as the surviving consolidated entity from an accounting perspective, while Sunoco Logistics (prior to changing its name to “Energy Transfer Partners, L.P.”) was the surviving consolidated entity from a legal and reporting perspective. Therefore, for the pre-merger periods, the consolidated financial statements reflect the consolidated financial statements of the legal acquiree (i.e., the entity that was named “Energy Transfer Partners, L.P.” prior to the Sunoco Logistics Merger and related name changes).
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

Our consolidated financial statements reflect the following reportable business segments:
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
The historical common unit amounts presented in these consolidated financial statements have been retrospectively adjusted to reflect the 1.5 to one unit-for-unit exchange in connection with the Sunoco Logistics Merger.
Change in Accounting Policy
Inventory Accounting Change
During the fourth quarter of 2017, the Partnership elected to change its method of inventory costing to weighted-average cost for certain inventory that had previously been accounted for using the last-in, first-out (“LIFO”) method. The inventory impacted by this change included the crude oil, refined products and NGLs associated with the legacy Sunoco Logistics business. Management believes that the weighted-average cost method is preferable to the LIFO method as it more closely aligns the accounting policies across the consolidated entity.

As a result of this change in accounting policy, the consolidated statement of operations and comprehensive income in prior periods have been retrospectively adjusted, as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Cost of products sold	$4,876	$46	$4,922	$14,582	$13	$14,595
Operating income	825	(46)	779	2,211	(13)	2,198
Income before income tax expense (benefit)	649	(46)	603	1,439	(13)	1,426
Net income	761	(46)	715	1,417	(13)	1,404
Net income attributable to partners	651	(46)	605	1,174	(36)	1,138
Comprehensive income	768	(46)	722	1,423	(13)	1,410
Comprehensive income attributable to partners	658	(46)	612	1,180	(36)	1,144
As a result of this change in accounting policy, the consolidated statement of cash flows in prior periods have been retrospectively adjusted, as follows:

	Nine Months Ended September 30, 2017
	As Originally Reported	Effect of Change	As Adjusted
Net income	$1,417	$(13)	$1,404
Inventory valuation adjustments	(30)	30	—
Net change in operating assets and liabilities, net of effects from acquisitions (change in inventories)	185	(17)	168
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
The disclosure below shows the impact of adopting the new standard during the period of adoption compared to amounts that would have been reported under the Partnership’s previous revenue recognition policies:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change: Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change: Higher/(Lower)
Revenues:
Natural gas sales	$1,026	$1,026	$—	$3,112	$3,112	$—
NGL sales	2,695	2,686	9	6,866	6,839	27
Crude sales	3,841	3,838	3	11,336	11,326	10
Gathering, transportation and other fees	1,579	1,783	(204)	4,440	4,977	(537)
Refined product sales	382	381	1	1,234	1,233	1
Other	118	118	—	343	343	—

Costs and expenses:
Cost of products sold	$6,745	$6,949	$(204)	$19,873	$20,410	$(537)
Operating expenses	632	619	13	1,863	1,825	38
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
Recent Accounting Pronouncements
ASU 2016-02
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report information about the amount, timing, and uncertainty of cash flows arising from a lease. The update requires lessees to record virtually all leases on their balance sheets. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In January 2018, the FASB issued Accounting Standards Update No. 2018-01 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the existing lease guidance in Topic 840. The Partnership plans to elect the package of transition practical expedients and will adopt this standard beginning with its first quarter of fiscal 2019 and apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Partnership has performed several procedures to evaluate the impact of the adoption of this standard on the financial statements and disclosures and address the implications of Topic 842 on future lease arrangements. The procedures include reviewing all forms of leases, performing a completeness assessment over the lease population, establishing processes and controls to timely identify new and modified lease agreements, educating its employees on these new processes and controls and implementing a third-party supported lease accounting information system to account for our leases in accordance with the new standard. However, we are still in the process of quantifying this impact. We expect that upon adoption most of the Partnership’s lease commitments will be recognized as right of use assets and lease obligations.

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

2.	ACQUISITIONS AND OTHER INVESTING TRANSACTIONS
ETE Contribution of Assets to ETP
Immediately prior to the closing of the ETE-ETP Merger discussed in Note 1, ETE contributed the following to ETP:

•	2,263,158 common units representing limited partner interests in Sunoco LP to ETP in exchange for 2,874,275 ETP common units;

•	100 percent of the limited liability company interests in Sunoco GP LLC, the sole general partner of Sunoco LP, and all of the IDRs in Sunoco LP, to ETP in exchange for 42,812,389 ETP common units;

•
12,466,912 common units representing limited partner interests in USAC and 100 percent of the limited liability company interests in USA Compression GP, LLC, the general partner of USAC, to ETP in exchange for 16,134,903 ETP common units; and

•
a 100 percent limited liability company interest in Lake Charles LNG and a 60 percent limited liability company interest in each of Energy Transfer LNG Export, LLC, ET Crude Oil Terminals, LLC and ETC Illinois LLC (collectively, “Lake Charles LNG and Other”) to ETP in exchange for 37,557,815 ETP common units.

ETP, Sunoco LP, USAC and Lake Charles LNG and Other are under common control of ETE; therefore, we expect to account for the contribution transactions at historical cost as a reorganization of entities under common control. Accordingly, beginning with the quarter ending December 31, 2018, ETP’s consolidated financial statements will be retrospectively adjusted to reflect consolidation of Sunoco LP and Lake Charles LNG and Other for all prior periods and consolidation of USAC subsequent to April 2, 2018 (the date ETE acquired USAC’s general partner).

The following table summarizes the assets and liabilities of Sunoco LP, USAC and Lake Charles LNG and Other as of September 30, 2018, which amounts will be retrospectively consolidated in ETP’s consolidated balance sheets beginning with the quarter ending December 31, 2018, subject to the elimination of intercompany balances:

	Sunoco LP	USAC	Lake Charles LNG and Other
Current assets	$1,331	$230	$28
Property, plant and equipment, net	1,494	2,541	746
Goodwill	1,534	619	184
Intangible assets	655	399	35
Other non-current assets	134	25	909
Total assets	$5,148	$3,814	$1,902

Current liabilities	$1,086	$173	$107
Long-term debt, less current maturities	2,774	1,731	—
Other non-current liabilities	343	6	8
Preferred Units	—	477	—
Net assets	$945	$1,427	$1,787
The unaudited financial information in the table below summarizes the combined results of our operations and those of Sunoco LP, USAC and Lake Charles LNG and Other on a pro forma basis, to reflect the retrospective consolidation of those entities. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved. The pro forma adjustments include the effect of intercompany revenue eliminations:

	Unaudited Pro Forma
	Nine Months Ended September 30,
	2018	2017
Revenues	$40,514	$29,072
Net income attributable to partners	$2,282	$1,138
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
Prior to the CDM Contribution, the CDM entities were indirect wholly-owned subsidiaries of ETP. Beginning April 2018, ETP’s consolidated financial statements reflected an equity method investment in USAC. CDM’s assets and liabilities were not reflected as held for sale, nor were CDM’s results reflected as discontinued operations in these financial statements. At September 30, 2018, the carrying value of ETP’s investment in USAC was $385 million, which is reflected in the all other segment. ETP recorded an $86 million loss on the deconsolidation of CDM including a $45 million accrual related to the indemnification of USAC related to an ongoing CDM sales and use tax audit.
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
As of September 30, 2018, ETP owned 26.2 million Sunoco LP common units representing 31.8% of Sunoco LP’s total outstanding common units. Our investment in Sunoco LP is reflected in the all other segment. As of September 30, 2018, the carrying value of our investment in Sunoco LP was $542 million.
Subsequent to the ETE-ETP Merger, ETP owns 28.5 million Sunoco LP common units. For the periods presented herein, ETP’s investment in Sunoco LP is reflected under the equity method of accounting; however, for periods subsequent to the ETE-ETP Merger, ETP will reflect Sunoco LP as a consolidated subsidiary.
USAC
As of September 30, 2018, ETP owned 19.2 million USAC common units and 6.4 million USAC Class B Units, together representing 26.6% of the limited partner interests in USAC. USAC provides compression services to producers, processors, gatherers and transporters of natural gas and crude oil. Our investment in USAC is reflected in the all other segment. As of September 30, 2018, the carrying value of our investment in USAC was $385 million.
Subsequent to the ETE-ETP Merger, ETP owns 39.7 million USAC common units and 6.4 million USAC Class B Units. For the periods presented herein, ETP’s investment in USAC is reflected under the equity method of accounting; however, for periods subsequent to the ETE-ETP Merger, ETP will reflect USAC as a consolidated subsidiary.

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

The net change in operating assets and liabilities (net of effects of acquisitions and deconsolidations) included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2018	2017*
Accounts receivable	$251	$(77)
Accounts receivable from related companies	206	46
Inventories	48	133
Other current assets	(23)	37
Other non-current assets, net	(99)	(89)
Accounts payable	(177)	96
Accounts payable to related companies	(199)	(11)
Accrued and other current liabilities	351	(26)
Other non-current liabilities	21	57
Derivative assets and liabilities, net	72	2
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$451	$168
* As adjusted. See Note 1.
Non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2018	2017
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,026	$1,236
USAC limited partner interests received in the CDM Contribution (see Note 2)	411	—
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$—	$988

5.	INVENTORIES
Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Natural gas, NGLs and refined products	$615	$733
Crude oil	643	551
Spare parts and other	249	305
Total inventories	$1,507	$1,589
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

6.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2018 was $34.39 billion and $33.85 billion, respectively. As of December 31, 2017, the aggregate fair value and carrying amount of our consolidated debt obligations was $34.28 billion and $33.09 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the nine months ended September 30, 2018, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2018
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$48	$48	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	25	25	—
Forward Physical Contracts	12	—	12
Power:
Forwards	36	—	36
Options – Puts	1	1	—
NGLs – Forwards/Swaps	476	476	—
Total commodity derivatives	599	550	49
Other non-current assets	28	18	10
Total assets	$627	$568	$59
Liabilities:
Interest rate derivatives	$(97)	$—	$(97)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(89)	(89)	—
Swing Swaps IFERC	(1)	—	(1)
Fixed Swaps/Futures	(26)	(26)	—
Forward Physical Contracts	(7)	—	(7)
Power:
Forwards	(30)	—	(30)
Futures	(1)	(1)	—
NGLs – Forwards/Swaps	(521)	(521)	—
Refined Products – Futures	(5)	(5)	—
Crude – Forwards/Swaps	(190)	(190)	—
Total commodity derivatives	(870)	(832)	(38)
Total liabilities	$(967)	$(832)	$(135)

		Fair Value Measurements at December 31, 2017
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$11	$11	$—
Swing Swaps IFERC	13	—	13
Fixed Swaps/Futures	70	70	—
Forward Physical Contracts	8	—	8
Power – Forwards	23	—	23
NGLs – Forwards/Swaps	191	191	—
Crude:
Forwards/Swaps	2	2	—
Futures	2	2	—
Total commodity derivatives	320	276	44
Other non-current assets	21	14	7
Total assets	$341	$290	$51
Liabilities:
Interest rate derivatives	$(219)	$—	$(219)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(24)	(24)	—
Swing Swaps IFERC	(15)	(1)	(14)
Fixed Swaps/Futures	(57)	(57)	—
Forward Physical Contracts	(2)	—	(2)
Power – Forwards	(22)	—	(22)
NGLs – Forwards/Swaps	(186)	(186)	—
Refined Products – Futures	(25)	(25)	—
Crude:
Forwards/Swaps	(6)	(6)	—
Futures	(1)	(1)	—
Total commodity derivatives	(338)	(300)	(38)
Total liabilities	$(557)	$(300)	$(257)

7.	DEBT OBLIGATIONS
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
Credit Facilities and Commercial Paper
ETP Five-Year Credit Facility
ETP’s revolving credit facility (the “ETP Five-Year Credit Facility”) previously allowed for unsecured borrowings up to $4.00 billion and matured in December 2022. On October 19, 2018, the ETP Five-Year Credit Facility was amended to increase the borrowing capacity by $1.00 billion, to $5.00 billion, and to extend the maturity date to December 1, 2023. The ETP Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of September 30, 2018, the ETP Five-Year Credit Facility had $1.78 billion outstanding, of which $1.57 billion was commercial paper. The amount available for future borrowings was $2.06 billion after taking into account letters of credit of $163 million, but before taking into account the additional capacity from the October 19, 2018 amendment. The weighted average interest rate on the total amount outstanding as of September 30, 2018 was 3.00%.
ETP 364-Day Facility
ETP’s 364-day revolving credit facility (the “ETP 364-Day Facility”) previously allowed for unsecured borrowings up to $1.00 billion and matured on November 30, 2018. On October 19, 2018, the ETP 364-Day Facility was amended to extend the maturity date to November 29, 2019. As of September 30, 2018, the ETP 364-Day Facility had no outstanding borrowings.
Bakken Credit Facility
In August 2016, ETP and Phillips 66 completed project-level financing of the Bakken pipeline. The $2.50 billion credit facility matures in August 2019 (the “Bakken Credit Facility”). As of September 30, 2018, the Bakken Credit Facility had $2.50 billion of outstanding borrowings, all of which has been reflected in current maturities of long-term debt on the Partnership’s consolidated balance sheet. The weighted average interest rate on the total amount outstanding as of September 30, 2018 was 3.85%.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2018.

8.	EQUITY
The changes in outstanding common units during the nine months ended September 30, 2018 were as follows:

Number of Units
Number of common units at December 31, 2017	1,164.1
Common units issued in connection with the distribution reinvestment plan	2.9
Common units issued in connection with certain transactions	1.3
Issuance of common units under equity incentive plans	0.1
Repurchases of common units in open-market transactions	(1.2)
Number of common units at September 30, 2018	1,167.2
Subsequent to the ETE-ETP Merger in October 2018, all of the outstanding ETP common units are held directly or indirectly by ETE, including the ETP common units issued in connection with the conversion of the general partner interest to a non-economic interest and the cancellation of the IDRs, as discussed in Note 1, and the contributions of the investments in ETE’s other subsidiaries, as discussed in Note 2. In addition, the ETP Class I units and Class J units were also cancelled in connection with the ETE-ETP Merger.
Equity Distribution Program
During the nine months ended September 30, 2018, there were no units issued under the Partnership’s equity distribution agreement. In connection with the ETE-ETP Merger, the equity distribution program was terminated in October 2018.
Distribution Reinvestment Program
During the nine months ended September 30, 2018, distributions of $57 million were reinvested under the Partnership’s distribution reinvestment plan. In connection with the ETE-ETP Merger, the distribution reinvestment program was terminated in October 2018.
Preferred Units
ETP issued 950,000 Series A Preferred Units and 550,000 Series B Preferred Units in November 2017 and has issued additional preferred units in 2018, as discussed below. Subsequent to the ETE-ETP Merger, all of ETP’s Series A, Series B, Series C and Series D Preferred Units remain outstanding.
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
Cash Distributions
Distributions on common units declared and paid by the Partnership subsequent to December 31, 2017 but prior to the closing of the ETE-ETP Merger as discussed in Note 1 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 8, 2018	February 14, 2018	$0.5650
March 31, 2018	May 7, 2018	May 15, 2018	0.5650
June 30, 2018	August 6, 2018	August 14, 2018	0.5650
Distributions on ETP’s preferred units declared and/or paid by the Partnership subsequent to December 31, 2017 were as follows:

Period Ended	Record Date	Payment Date	Rate
Series A Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	$15.451
June 30, 2018	August 1, 2018	August 15, 2018	31.250
Series B Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	$16.378
June 30, 2018	August 1, 2018	August 15, 2018	33.125
Series C Preferred Units
June 30, 2018	August 1, 2018	August 15, 2018	$0.5634
September 30, 2018	November 1, 2018	November 15, 2018	0.4609
Series D Preferred Units
September 30, 2018	November 1, 2018	November 15, 2018	$0.5931
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2018	December 31, 2017
Available-for-sale securities (1)	$6	$8
Foreign currency translation adjustment	(5)	(5)
Actuarial loss related to pensions and other postretirement benefits	(7)	(5)
Investments in unconsolidated affiliates, net	14	5
Total AOCI, net of tax	$8	$3

(1)
Effective January 1, 2018, the Partnership adopted Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which resulted in the reclassification of $2 million from accumulated other comprehensive income related to available-for-sale securities to common unitholders.

9.	INCOME TAXES
The Partnership’s effective tax rate differs from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. For the three and nine months ended September 30, 2018, the Partnership’s income tax benefit also reflected $109 million and $179 million, respectively, of deferred benefit adjustments as the result of a state statutory rate reduction.
Sunoco, Inc. historically included certain government incentive payments as taxable income on its federal and state income tax returns. In connection with Sunoco, Inc.’s 2004 through 2011 years, Sunoco, Inc. filed amended returns with the Internal

Revenue Service (“IRS”) excluding these government incentive payments from federal taxable income. The IRS denied the amended returns and Sunoco, Inc. petitioned the Court of Federal Claims (“CFC”) on this issue.  In November 2016, the CFC ruled against Sunoco, Inc., and the Federal Circuit affirmed the CFC’s ruling on November 1, 2018.  Sunoco, Inc. is considering seeking further review of this decision.  Due to the uncertainty surrounding the litigation, a reserve of $530 million was previously established for the full amount of the pending refund claims.

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
On January 23, 2018, Sunoco LP redeemed the previously guaranteed senior notes, repaid and terminated the term loan and issued the following notes (the “Sunoco LP Notes”) for which ETC M-A has also guaranteed collection with respect to the payment of principal amounts:

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
In connection with the issuance of the Sunoco LP Notes, Sunoco LP entered into a registration rights agreement with the initial purchasers pursuant to which Sunoco LP agreed to complete an offer to exchange the Sunoco LP Notes for an issue of registered notes with terms substantively identical to each series of Sunoco LP Notes and evidencing the same indebtedness as the Sunoco LP Notes on or before January 23, 2019.
FERC Audit
In March 2016, the FERC commenced an audit of Trunkline for the period from January 1, 2013 to present to evaluate Trunkline’s compliance with the requirements of its FERC gas tariff, the accounting regulations of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements. The FERC approved an audit report in October 2018.  In response to the findings in the audit report, the Company expects to make certain changes to its processes, policies and procedures; however, the Company does not expect the findings to result in any changes to its financial statements.
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

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental expense	$21	$29	$60	$68
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
Dakota Access Pipeline
On July 25, 2016, the United States Army Corps of Engineers (“USACE”) issued permits to Dakota Access, LLC (“Dakota Access”) to make two crossings of the Missouri River in North Dakota. The USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River. On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia (“the Court”) against the USACE and challenged the legality of these permits and claimed violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case was pending, which the court denied on September 9, 2016. Dakota Access intervened in the case. The Cheyenne River Sioux Tribe (“CRST”) also intervened. The SRST filed an amended complaint and added claims based on treaties between the SRST and the CRST and the United States and statutes governing the use of government property.
In February 2017, in response to a presidential memorandum, the Department of the Army delivered an easement to Dakota Access allowing the pipeline to cross Lake Oahe. The CRST moved for a preliminary injunction and temporary restraining order (“TRO”) to block operation of the pipeline, which was denied, and raised claims based on the religious rights of the CRST.
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
On June 14, 2017, the Court ruled on SRST’s and CRST’s motions for partial summary judgment and the USACE’s cross-motions for partial summary judgment. The Court concluded that the USACE had not violated trust duties owed to the Tribes and had generally complied with its obligations under the Clean Water Act, the Rivers and Harbors Act, the Mineral Leasing Act, the National Environmental Policy Act (“NEPA”) and other related statutes; however, the Court remanded to the USACE three discrete issues for further analysis and explanation of its prior determinations under certain of these statutes. On May 3, 2018, the District Court ordered the USACE to file a status report by June 8, 2018 informing the Court when the USACE expects the remand process to be complete. On June 8, 2018, the USACE filed a status report stating that they will conclude the remand process by August 10, 2018. On August 7, 2018, the USACE informed the Court that they will need until August 31, 2018 to finish the remand process. On August 31, 2018, the USACE informed the Court that it had completed the remand process and that it had determined that the three issues remanded by the Court had been correctly decided. The USACE indicated that a document detailing its remand analysis would be filed after a “confidentiality review.” Following the submission by USACE of its detailed remand analysis, it is expected that the Court will make a determination regarding the three discrete issues covered by the remand order.

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
As of September 30, 2018, Sunoco, Inc. is a defendant in six cases, including one case each initiated by the States of Maryland, Vermont and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants Energy Transfer Partners, L.P., ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals, L.P.
In late July 2018, the Court in the Vermont matter denied Plaintiff’s motion to amend its complaint to add specific allegations regarding some of the sites the court previously dismissed. In early September 2018, Sunoco, Inc. participated in a defense group effort to resolve the case without further litigation. A settlement in principle to resolve the remaining statewide Vermont Case was reached in September 2018.
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
ETE-ETP Merger Litigation
On September 17, 2018, William D. Warner (“Plaintiff”), a purported ETP unitholder, filed a putative class action asserting violations of various provisions of the Securities Exchange Act of 1934 and various rules promulgated thereunder in connection with the ETE-ETP Merger against ETP, Kelcy L. Warren, Michael K. Grimm, Marshall S. McCrea, Matthew S. Ramsey, David K. Skidmore, and W. Brett Smith (“Defendants”). Plaintiff specifically alleges that the Form S-4 Registration Statement issued in connection with the ETE-ETP Merger omits and/or misrepresents material information. Defendants believe the allegations have no merit and intend to defend vigorously against them. On October 26, 2018, Plaintiff and Defendants entered into a stipulation staying Defendants’ response deadlines until the designation of a lead plaintiff/lead counsel structure in accordance with the Private Securities Litigation Reform Act.
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
On August 14, 2018, Plaintiffs sought leave of court to amend their complaint to add an “as applied” challenge to the USACE’s application of the Louisiana Rapid Assessment Method to Bayou Bridge’s permits. Defendants’ filed motions in opposition on September 11, 2018. On September 11, 2018, Plaintiffs filed a motion for partial summary judgment on the issue of the USACE’s analysis of the risks of an oil spill once the pipeline is in operation.
At an October 2, 2018 scheduling conference, the USACE agreed to lodge the administrative record for Plaintiff’s original complaint, which it has done. Summary judgment briefing will be concluded by the Spring of 2019.
Rover
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and Pretec Directional Drilling, LLC (“Pretec”) seeking to recover approximately $2.6 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. Laney Directional Drilling Co., Atlas Trenchless, LLC, Mears Group, Inc., D&G Directional Drilling, Inc. d/b/a D&G Directional Drilling, LLC, and B&T Directional Drilling, Inc. (collectively, with Rover and Pretec, “Defendants”) were added as defendants on April 17, 2018 and July 18, 2018.
Ohio EPA alleges that the Defendants illegally discharged millions of gallons of drilling fluids into Ohio’s waters that caused pollution and degraded water quality, and that the Defendants harmed pristine wetlands in Stark County. Ohio EPA further alleges that the Defendants caused the degradation of Ohio’s waters by discharging pollution in the form of sediment-laden storm water into Ohio’s waters and that Rover violated its hydrostatic permits by discharging effluent with greater levels of pollutants than those permits allowed and by not properly sampling or monitoring effluent for required parameters or reporting those alleged violations. Rover and other Defendants filed several motions to dismiss and Ohio EPA filed a motion in opposition.
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
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of September 30, 2018 and December 31, 2017, accruals of approximately $55 million and $53 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.

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
On April 25, 2018, and as amended on April 30, 2018, State Senator Andrew Dinniman filed a Formal Complaint and Petition for Interim Emergency Relief (“Complaint”) against Sunoco Pipeline L.P. (“SPLP”) before the Pennsylvania Public Utility Commission (“PUC”). Specifically, the Complaint alleges that (i) the services and facilities provided by the Mariner East Pipeline (“ME1,” “ME2” or “ME2x”) in West Whiteland Township (“the Township”) are unreasonable, unsafe, inadequate, and insufficient for, among other reasons, selecting an improper and unsafe route through densely populated portions of the Township with homes, schools, and infrastructure and causing inadvertent returns and sinkholes during construction because of unstable geology in the Township; (ii) SPLP failed to warn the public of the dangers of the pipeline; (iii) the construction of ME2 and ME2x increases the risk of damage to the existing co-located ME1 pipeline; and (iv) ME1, ME2 and ME2x are not public utility facilities. Based on these allegations, Senator Dinniman’s Complaint seeks emergency relief by way of an order (i) prohibiting construction of ME2 and ME2x in the Township; (ii) prohibiting operation of ME1; (iii) in the alternative to (i) and (ii) prohibiting the construction of ME2 and ME2x and the operation of ME1 until SPLP fully assesses and the PUC approves the condition, adequacy, efficiency, safety, and reasonableness of those pipelines and the geology in which they sit; (iv) requiring SPLP to release to the public its written integrity management plan and risk analysis for these pipelines; and (v) finding that these pipelines are not public utility facilities. In short, the relief, if granted, would continue the suspension of operation of ME1 and suspend further construction of ME2 and ME2x in the Township.
Following a hearing on May 7, 2018 and 10, 2018, Administrative Law Judge Elizabeth H. Barnes (“ALJ”) issued an Order on May 24, 2018 that granted Senator Dinniman’s petition for interim emergency relief and required SPLP to shut down ME1, to discontinue construction of ME2 and ME2x within the Township, and required SPLP to provide various types of information and perform various geotechnical and geophysical studies within the Township. The ALJ’s Order was immediately effective, and SPLP complied by shutting down service on ME1 and discontinuing all construction in the Township on ME2 and ME2x. The ALJ’s Order was automatically certified as a material question to the PUC, which issued an Opinion and Order on June 15, 2018 (following a public meeting on June 14, 2018) that reversed in part and affirmed in part the ALJ’s Order. PUC’s Opinion and Order permitted SPLP to resume service on ME1, but continued the shutdown of construction on ME2 and ME2x pending the submission of the following three types of information to PUC: (i) inspection and testing protocols; (ii) comprehensive emergency response plan; and (iii) safety training curriculum for employees and contractors. SPLP submitted the required information on June 22, 2018. On July 2, 2018, Senator Dinniman and intervenors responded to the submission. SPLP is also required to provide an affidavit that the Pennsylvania Department of Environmental Protection (“PADEP”) has issued appropriate approvals for construction of ME2 and ME2x in the Township before recommencing construction of ME2 and ME2x locations within the Township. SPLP submitted all necessary affidavits. On August 2, 2018 the PUC entered an Order lifting the stay of construction on ME2 and ME2x in the Township with respect to four of the eight areas within the Township where the necessary environmental permits had been issued. Subsequently, after PADEP’s issuance of permit modifications for two of the four remaining construction sites, the PUC lifted the construction stay on those two sites as well.
Also on August 2, 2018, the PUC ratified its prior action by notational voting of certifying for interlocutory appeal to the Pennsylvania Commonwealth Court the legal issue of whether Senator Dinniman has standing to pursue the action. SPLP submitted a petition for permission to appeal on this issue of standing. Senator Dinniman and intervenors opposed that petition. On September 27, 2018, the Commonwealth Court issued an Order that certified for appeal the issue of Senator Dinniman’s standing. The Order stays all proceedings in the PUC.
On July 25, 2017, the Pennsylvania Environmental Hearing Board (“EHB”) issued an order to SPLP to cease HDD activities in Pennsylvania related to the Mariner East 2 project.  On August 1, 2017 the EHB lifted the order as to two drill locations.  On August 3, 2017, the EHB lifted the order as to 14 additional locations.  The EHB issued the order in response to a complaint filed by environmental groups against SPLP and the PADEP.  The EHB Judge encouraged the parties to pursue a settlement with respect to the remaining HDD locations and facilitated a settlement meeting.  On August 7, 2017 a final settlement was reached.  A stipulated order has been submitted to the EHB Judge with respect to the settlement.  The settlement agreement requires that SPLP reevaluate the design parameters of approximately 26 drills on the Mariner East 2 project and approximately 43 drills on the Mariner East 2X project.  The settlement agreement also provides a defined framework for approval by PADEP for these drills to proceed after reevaluation.  Additionally, the settlement agreement requires modifications to several of the HDD plans that are part of the PADEP permits.  Those modifications have been completed and agreed to by the parties and the reevaluation of the drills has been initiated by the company. On July 31, 2018 the underlying permit appeals in which the above settlements occurred were withdrawn in a settlement between the appellants and PADEP. That settlement did not involve SPLP.

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
No amounts have been recorded in our September 30, 2018 or December 31, 2017 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
Environmental Matters
Our operations are subject to extensive federal, tribal, state and local environmental and safety laws and regulations that require expenditures to ensure compliance, including related to air emissions and wastewater discharges, at operating facilities and for remediation at current and former facilities as well as waste disposal sites. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations but there can be no assurance that such costs will not be material in the future or that such future compliance with existing, amended or new legal requirements will not have a material adverse effect on our business and operating results. Costs of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, natural resource damages, the issuance of injunctions in affected areas and the filing of federally authorized citizen suits. Contingent losses related to all significant known environmental matters have been accrued and/or separately disclosed. However, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.
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
In February 2017, we received letters from the DOJ and Louisiana Department of Environmental Quality notifying SPLP and Mid-Valley Pipeline Company (“Mid-Valley”) that enforcement actions were being pursued for three crude oil releases: (a) an estimated 550 barrels released from the Colmesneil-to-Chester pipeline in Tyler County, Texas (“Colmesneil”) operated and owned by SPLP in February 2013; (b) an estimated 4,509 barrels released from the Longview-to-Mayersville pipeline in Caddo Parish, Louisiana (a/k/a Milepost 51.5) operated by SPLP and owned by Mid-Valley in October 2014; and (c) an estimated 40 barrels released from the Wakita 4-inch gathering line in Oklahoma operated and owned by SPLP in January 2015. In July 2017, we had a meeting with the DOJ, EPA and Louisiana Department of Environmental Quality (“LDEQ”) during which the agencies presented their initial demand for civil penalties and injunctive relief. Since then, the parties have reached an agreement in principal to resolve all penalties with DOJ and LDEQ along with injunctive relief requirements to be completed within three years all of which is being formalized in a Consent Decree. In addition to resolution of the civil penalty, we continue to discuss national resource damages with the Louisiana trustees.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2018, Sunoco, Inc. had been named as a PRP at approximately 41 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2018	December 31, 2017
Current	$36	$36
Non-current	281	314
Total environmental liabilities	$317	$350
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
During the three months ended September 30, 2018 and 2017, the Partnership recorded $17 million and $5 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2018 and 2017, the Partnership recorded $28 million and $18 million, respectively, of expenditures related to environmental programs.
Our pipeline operations are subject to regulation by the United States Department of Transportation under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur future capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines; however, no estimate can be made at this time of the likely range of such expenditures.

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
The following disclosures discuss the Partnership’s revised revenue recognition policies upon the adoption of ASU 2014-09 on January 1, 2018, as discussed in Note 1. These policies were applied to the current period only, and the amounts reflected in the Partnership’s consolidated financial statements for the three and nine months ended September 30, 2017 were recorded under the Partnership’s previous accounting policies.
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
The Partnership recognizes a contract asset when making upfront consideration payments to certain customers or when providing services to customers prior to the time at which the Partnership is contractually allowed to bill for such services. As of September 30, 2018 and January 1, 2018, no contract assets have been recognized.
The Partnership recognizes a contract liability if the customer's payment of consideration precedes the Partnership’s fulfillment of the performance obligations. Certain contracts contain provisions requiring customers to pay a fixed fee for a right to use our assets, but allows customers to apply such fees against services to be provided at a future point in time. These amounts are reflected as deferred revenue until the customer applies the deficiency fees to services provided or becomes unable to use the fees as payment for future services due to expiration of the contractual period the fees can be applied or physical inability of the customer to utilize the fees due to capacity constraints. As of September 30, 2018, the Partnership had $349 million in deferred revenues representing the current value of our future performance obligations.
The amount of revenue recognized for the three and nine months ended September 30, 2018 that was included in the deferred revenue liability balance as of January 1, 2018 was $12 million and $75 million, respectively.
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
As of September 30, 2018, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is $40.13 billion and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2018 (remainder)	2019	2020	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of September 30, 2018	$1,426	$5,066	$4,568	$29,069	$40,129

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

The following table details our outstanding commodity-related derivatives:

	September 30, 2018		December 31, 2017
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	358	2018-2019	1,078	2018
Basis Swaps IFERC/NYMEX (1)	69,685	2018-2020	48,510	2018-2020
Options – Puts	(17,273)	2019	13,000	2018
Power (Megawatt):
Forwards	429,720	2018-2019	435,960	2018-2019
Futures	309,123	2018-2019	(25,760)	2018
Options – Puts	157,435	2018-2019	(153,600)	2018
Options – Calls	321,240	2018-2019	137,600	2018
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(7,705)	2018-2021	4,650	2018-2020
Swing Swaps IFERC	69,145	2018-2019	87,253	2018-2019
Fixed Swaps/Futures	(1,784)	2018-2020	(4,700)	2018-2019
Forward Physical Contracts	(54,151)	2018-2020	(145,105)	2018-2020
NGL (MBbls) – Forwards/Swaps	(4,997)	2018-2019	(2,493)	2018-2019
Crude (MBbls) – Forwards/Swaps	35,280	2018-2019	9,172	2018-2019
Refined Products (MBbls) – Futures	(1,521)	2018-2019	(3,783)	2018-2019
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(21,475)	2018-2019	(39,770)	2018
Fixed Swaps/Futures	(21,475)	2018-2019	(39,770)	2018
Hedged Item – Inventory	21,475	2018-2019	39,770	2018

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2018	December 31, 2017
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	$—	$300
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	400	300
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$14	$(6)	$(2)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	477	262	(537)	(281)
Commodity derivatives	122	44	(327)	(55)
Interest rate derivatives	—	—	(97)	(219)
	599	306	(961)	(555)
Total derivatives	$599	$320	$(967)	$(557)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(97)	$(219)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	122	44	(327)	(55)
Broker cleared derivative contracts	Other current assets (liabilities)	477	276	(543)	(283)
Total gross derivatives		599	320	(967)	(557)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(29)	(20)	29	20
Counterparty netting	Other current assets (liabilities)	(477)	(263)	477	263
Total net derivatives		$93	$37	$(461)	$(274)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized in income with respect to our derivative financial instruments:

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$—	$2	$9	$4

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$3	$(5)	$36	$21
Commodity derivatives – Non-trading	Cost of products sold	21	(12)	(352)	(15)
Interest rate derivatives	Gains (losses) on interest rate derivatives	45	(8)	117	(28)
Embedded derivatives	Other, net	—	—	—	1
Total		$69	$(25)	$(199)	$(21)

13.	RELATED PARTY TRANSACTIONS
The Partnership has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Affiliated revenues	$192	$190	$700	$441

The following table summarizes the related company balances on our consolidated balance sheets:

	September 30, 2018	December 31, 2017
Accounts receivable from related companies:
ETE	$42	$—
FGT	15	11
Phillips 66	30	20
Sunoco LP	207	219
Trans-Pecos Pipeline, LLC	10	1
Other	29	67
Total accounts receivable from related companies:	$333	$318

Accounts payable to related companies:
Sunoco LP	$178	$195
USAC	45	—
Other	64	14
Total accounts payable to related companies:	$287	$209

	September 30, 2018	December 31, 2017
Long-term notes receivable from related company:
Sunoco LP	$85	$85

14.	REPORTABLE SEGMENTS
Our consolidated financial statements reflect the following reportable segments, which conduct their business in the United States, as follows:
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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$846	$729	$2,424	$2,196
Intersegment revenues	76	44	186	146
	922	773	2,610	2,342
Interstate transportation and storage:
Revenues from external customers	390	220	1,026	652
Intersegment revenues	5	4	13	14
	395	224	1,039	666
Midstream:
Revenues from external customers	537	665	1,571	1,863
Intersegment revenues	1,716	1,100	4,170	3,154
	2,253	1,765	5,741	5,017
NGL and refined products transportation and services:
Revenues from external customers	2,948	1,989	7,878	5,874
Intersegment revenues	115	81	299	241
	3,063	2,070	8,177	6,115
Crude oil transportation and services:
Revenues from external customers	4,422	2,714	12,942	7,749
Intersegment revenues	16	11	44	16
	4,438	2,725	12,986	7,765
All other:
Revenues from external customers	498	656	1,490	2,110
Intersegment revenues	27	27	108	139
	525	683	1,598	2,249
Eliminations	(1,955)	(1,267)	(4,820)	(3,710)
Total revenues	$9,641	$6,973	$27,331	$20,444

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017*	2018	2017*
Segment Adjusted EBITDA:
Intrastate transportation and storage	$221	$163	$621	$480
Interstate transportation and storage	416	273	1,069	800
Midstream	434	356	1,225	1,088
NGL and refined products transportation and services	498	439	1,410	1,208
Crude oil transportation and services	682	420	1,694	835
All other	78	133	242	363
Total	2,329	1,784	6,261	4,774
Depreciation, depletion and amortization	(636)	(596)	(1,827)	(1,713)
Interest expense, net	(387)	(352)	(1,091)	(1,020)
Gain on Sunoco LP common unit repurchase	—	—	172	—
Loss on deconsolidation of CDM	—	—	(86)	—
Gains (losses) on interest rate derivatives	45	(8)	117	(28)
Non-cash compensation expense	(20)	(19)	(61)	(57)
Unrealized gains (losses) on commodity risk management activities	97	(81)	(255)	17
Adjusted EBITDA related to unconsolidated affiliates	(257)	(279)	(670)	(765)
Equity in earnings of unconsolidated affiliates	113	127	147	139
Other, net	13	27	100	79
Income before income tax (expense) benefit	$1,297	$603	$2,807	$1,426
* As adjusted. See Note 1.

	September 30, 2018	December 31, 2017
Assets:
Intrastate transportation and storage	$5,874	$5,020
Interstate transportation and storage	14,143	13,518
Midstream	20,175	20,004
NGL and refined products transportation and services	18,438	17,600
Crude oil transportation and services	17,458	17,736
All other	3,068	4,087
Total assets	$79,156	$77,965

15.	CONSOLIDATING GUARANTOR FINANCIAL INFORMATION
Sunoco Logistics Partners Operations L.P., a subsidiary of ETP, is the issuer of multiple series of senior notes that are guaranteed by ETP. These guarantees are full and unconditional. For the purposes of this footnote, Energy Transfer Operating, L.P. is referred to as “Parent Guarantor” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” All other consolidated subsidiaries of the Partnership are collectively referred to as “Non-Guarantor Subsidiaries.”
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

The consolidating financial information for the Parent Guarantor, Subsidiary Issuer and Non-Guarantor Subsidiaries are as follows:

	September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$—	$379	$—	$379
All other current assets	4	56	6,806	(892)	5,974
Property, plant and equipment, net	—	—	60,550	—	60,550
Investments in unconsolidated affiliates	49,614	12,435	3,599	(62,049)	3,599
All other assets	8	75	8,571	—	8,654
Total assets	$49,626	$12,566	$79,905	$(62,941)	$79,156

Current liabilities	$(1,118)	$(3,407)	$14,675	$(892)	$9,258
Non-current liabilities	22,823	7,605	4,794	—	35,222
Noncontrolling interest	—	—	6,334	—	6,334
Total partners’ capital	27,921	8,368	54,102	(62,049)	28,342
Total liabilities and equity	$49,626	$12,566	$79,905	$(62,941)	$79,156

	December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$(3)	$309	$—	$306
All other current assets	—	159	6,063	—	6,222
Property, plant and equipment, net	—	—	58,437	—	58,437
Investments in unconsolidated affiliates	48,378	11,648	3,816	(60,026)	3,816
All other assets	—	—	9,184	—	9,184
Total assets	$48,378	$11,804	$77,809	$(60,026)	$77,965

Current liabilities	$(1,496)	$(3,660)	$12,150	$—	$6,994
Non-current liabilities	21,604	7,607	7,609	—	36,820
Noncontrolling interest	—	—	5,882	—	5,882
Total partners’ capital	28,270	7,857	52,168	(60,026)	28,269
Total liabilities and equity	$48,378	$11,804	$77,809	$(60,026)	$77,965

	Three Months Ended September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$9,641	$—	$9,641
Operating costs, expenses, and other	—	—	8,136	—	8,136
Operating income	—	—	1,505	—	1,505
Interest expense, net	(303)	(55)	(29)	—	(387)
Equity in earnings of unconsolidated affiliates	1,394	501	113	(1,895)	113
Gains on interest rate derivatives	45	—	—	—	45
Other, net	—	—	21	—	21
Income before income tax benefit	1,136	446	1,610	(1,895)	1,297
Income tax benefit	—	—	(61)	—	(61)
Net income	1,136	446	1,671	(1,895)	1,358
Less: Net income attributable to noncontrolling interest	—	—	223	—	223
Net income attributable to partners	$1,136	$446	$1,448	$(1,895)	$1,135

Other comprehensive income	$—	$—	$4	$—	$4
Comprehensive income	1,136	446	1,675	(1,895)	1,362
Comprehensive income attributable to noncontrolling interest	—	—	223	—	223
Comprehensive income attributable to partners	$1,136	$446	$1,452	$(1,895)	$1,139

	Three Months Ended September 30, 2017*
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$6,973	$—	$6,973
Operating costs, expenses, and other	—	—	6,194	—	6,194
Operating income	—	—	779	—	779
Interest expense, net	—	(32)	(320)	—	(352)
Equity in earnings of unconsolidated affiliates	647	236	127	(883)	127
Losses on interest rate derivatives	—	—	(8)	—	(8)
Other, net	—	1	56	—	57
Income before income tax benefit	647	205	634	(883)	603
Income tax benefit	—	—	(112)	—	(112)
Net income	647	205	746	(883)	715
Less: Net income attributable to noncontrolling interest	—	—	110	—	110
Net income attributable to partners	$647	$205	$636	$(883)	$605

Other comprehensive income	$—	$—	$7	$—	$7
Comprehensive income	647	205	753	(883)	722
Comprehensive income attributable to noncontrolling interest	—	—	110	—	110
Comprehensive income attributable to partners	$647	$205	$643	$(883)	$612
* As adjusted. See Note 1.

	Nine Months Ended September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$27,331	$—	$27,331
Operating costs, expenses, and other	—	—	23,910	—	23,910
Operating income	—	—	3,421	—	3,421
Interest expense, net	(870)	(137)	(84)	—	(1,091)
Equity in earnings of unconsolidated affiliates	3,036	827	147	(3,863)	147
Gain on Sunoco LP unit repurchase	—	—	172	—	172
Loss on deconsolidation of CDM	—	—	(86)	—	(86)
Gains on interest rate derivatives	117	—	—	—	117
Other, net	—	—	127	—	127
Income before income tax benefit	2,283	690	3,697	(3,863)	2,807
Income tax benefit	—	—	(32)	—	(32)
Net income	2,283	690	3,729	(3,863)	2,839
Less: Net income attributable to noncontrolling interest	—	—	557	—	557
Net income attributable to partners	$2,283	$690	$3,172	$(3,863)	$2,282

Other comprehensive income	$—	$—	$7	$—	$7
Comprehensive income	2,283	690	3,736	(3,863)	2,846
Comprehensive income attributable to noncontrolling interest	—	—	557	—	557
Comprehensive income attributable to partners	$2,283	$690	$3,179	$(3,863)	$2,289

	Nine Months Ended September 30, 2017*
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$20,444	$—	$20,444
Operating costs, expenses, and other	—	1	18,245	—	18,246
Operating income (loss)	—	(1)	2,199	—	2,198
Interest expense, net	—	(113)	(907)	—	(1,020)
Equity in earnings of unconsolidated affiliates	1,657	1,001	139	(2,658)	139
Losses on interest rate derivatives	—	—	(28)	—	(28)
Other, net	—	4	134	(1)	137
Income before income tax expense	1,657	891	1,537	(2,659)	1,426
Income tax expense	—	—	22	—	22
Net income	1,657	891	1,515	(2,659)	1,404
Less: Net income attributable to noncontrolling interest	—	—	266	—	266
Net income attributable to partners	$1,657	$891	$1,249	$(2,659)	$1,138

Other comprehensive income	$—	$—	$6	$—	$6
Comprehensive income	1,657	891	1,521	(2,659)	1,410
Comprehensive income attributable to noncontrolling interest	—	—	266	—	266
Comprehensive income attributable to partners	$1,657	$891	$1,255	$(2,659)	$1,144
* As adjusted. See Note 1.

	Nine Months Ended September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$2,753	$582	$3,843	$(2,078)	$5,100
Cash flows used in investing activities	(834)	(579)	(3,732)	2,078	(3,067)
Cash flows used in financing activities	(1,919)	—	(41)	—	(1,960)
Change in cash	—	3	70	—	73
Cash at beginning of period	—	(3)	309	—	306
Cash at end of period	$—	$—	$379	$—	$379

	Nine Months Ended September 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$1,657	$802	$3,538	$(2,660)	$3,337
Cash flows used in investing activities	(1,348)	(1,127)	(4,872)	2,660	(4,687)
Cash flows provided by (used in) financing activities	(309)	333	1,345	—	1,369
Change in cash	—	8	11	—	19
Cash at beginning of period	—	41	319	—	360
Cash at end of period	$—	$49	$330	$—	$379

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts are in millions)
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
References to “we,” “us,” “our,” the “Partnership” and “ETP” shall mean Energy Transfer Operating, L.P. (formerly Energy Transfer Partners, L.P.) and its subsidiaries.
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
RECENT DEVELOPMENTS
Permian Gulf Coast Pipeline Joint Venture
In September 2018, ETP, Magellan Midstream Partners, L.P., MPLX LP and Delek US Holdings, Inc. announced that they have received sufficient commitments to proceed with plans to construct a new 30-inch diameter common carrier pipeline, the Permian Gulf Coast (“PGC”) pipeline, to transport crude oil from the Permian Basin to the Texas Gulf Coast region. The 600-mile PGC pipeline system is expected to be operational in mid-2020 with multiple Texas origins. The pipeline system will have the strategic capability to transport crude oil to ETP’s Nederland, Texas terminal for ultimate delivery through its distribution system. The project is subject to receipt of customary regulatory and Board approvals of the respective entities.
ETE and ETP Simplification Transaction
In October 2018, Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed the merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange (the “ETE-ETP Merger”). In connection with the transaction, ETP unitholders (other than ETE and its subsidiaries) received 1.28 common units of ETE for each common unit of ETP they owned.
Immediately prior to the closing of the ETE-ETP Merger, the following also occurred:

•	the IDRs in ETP were converted into 1,168,205,710 ETP common units; and

•	the general partner interest in ETP was converted to a non-economic general partner interest and ETP issued 18,448,341 ETP common units to ETP GP.
Immediately prior to the closing of the ETE-ETP Merger, ETE contributed the following to ETP:

•	2,263,158 common units representing limited partner interests in Sunoco LP to ETP in exchange for 2,874,275 ETP common units;

•	100 percent of the limited liability company interests in Sunoco GP LLC, the sole general partner of Sunoco LP, and all of the IDRs in Sunoco LP, to ETP in exchange for 42,812,389 ETP common units;

•
12,466,912 common units representing limited partner interests in USAC and 100 percent of the limited liability company interests in USA Compression GP, LLC, the general partner of USAC, to ETP in exchange for 16,134,903 ETP common units; and

•
a 100 percent limited liability company interest in Lake Charles LNG and a 60 percent limited liability company interest in each of Energy Transfer LNG Export, LLC, ET Crude Oil Terminals, LLC and ETC Illinois LLC to ETP in exchange for 37,557,815 ETP common units.

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
Old Ocean Joint Venture Formation
In May 2018, ETP and Enterprise Products Partners L.P. announced the formation of a joint venture to resume service on the Old Ocean natural gas pipeline. The 24-inch diameter pipeline resumed service in May 2018 and ETP is the operator. Additionally, both parties are in the process of expanding their jointly owned North Texas 36-inch pipeline that will provide more capacity from West Texas for deliveries into the Old Ocean pipeline. The North Texas pipeline expansion project is expected to be complete by January 1, 2019.
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
Regulatory Update
Interstate Natural Gas Transportation Regulation
Effective December 22, 2017, the 2017 Tax and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. In light of the rehearing order, the impacts of the FERC’s policy on the treatment of income taxes may have on the rates ETP can charge for the FERC regulated transportation services are unknown at this time.
The FERC also issued a Notice of Inquiry (“2017 Tax Law NOI”) requesting comments on the effect of the Tax Act on FERC jurisdictional rates. The 2017 Tax Law NOI states that of particular interest to the FERC is whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Comments in response to the 2017 Tax Law NOI were due on or before May 21, 2018. It is unknown at this time what actions that the FERC will take, if any, following receipt of responses to the 2017 Tax Law NOI and any potential impacts from final rules or policy statements issued following the 2017 Tax Law NOI on the rates ETP can charge for FERC regulated transportation services.
Included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC regulated natural gas pipeline select one of four options: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates only as required related to the Tax Act and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Trunkline, ETC Tiger Pipeline, LLC and Panhandle filed their respective FERC Form No. 501-Gs on October 11, 2018. FEP, Lake Charles LNG and certain other operating subsidiaries are scheduled to file their respective FERC Form No. 501-Gs by November 8, 2018. Rover, FGT, Transwestern and MEP are scheduled to file their respective FERC Form No. 501-Gs by December 6, 2018. At this time, we cannot predict the outcome of the Final Rule, but adoption of the regulation could ultimately result in a rate proceeding that may impact the rates ETP is permitted to charge its customers for FERC regulated transportation services.
Even without action on the 2017 Tax Law NOI or as contemplated in the Final Rule, the FERC or our shippers may challenge the cost of service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect the FERC’s determination of just and reasonable cost of service rates. Although changes in these two tax related components may decrease, other components in the cost of service rate calculation may increase and result in a newly calculated cost of service rate that is the same as or greater than the prior cost of service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost of service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as ETC Tiger Pipeline, LLC, MEP and FEP, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as FGT, Transwestern and Panhandle, have a mix of tariff rate, discount rate, and negotiated rate agreements. We do not expect market-based rates, negotiated rates or discounted rates that are not tied to the cost of service rates to be affected by the Revised Policy Statement or any final regulations that may result from the March 15, 2018 proposals. The revenues we receive from natural gas transportation services we provide pursuant to cost of service based rates may decrease in the future as a result of the ultimate outcome of the NOI, the Final Rule, and the Revised Policy Statement, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost of service rates, if any, will depend on a detailed review of all of ETP’s cost of service components and the outcomes of any challenges to our rates by the FERC or our shippers.
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
Interstate Liquids Transportation Regulation
The FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index, or PPI. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. The FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 1.23 percent. Many existing pipelines utilize the FERC liquids index to change transportation rates annually every July 1. With respect to liquids and refined products pipelines subject to FERC jurisdiction, the Revised Policy Statement requires the pipeline to reflect the impacts to its cost of service from the Revised Policy Statement and the Tax Act on Page 700 of FERC Form No. 6. This information will be used by the FERC in its next five year review of the liquids pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Act in the determination of indexed rates prospectively, effective July 1, 2021. The FERC’s establishment of a just and reasonable rate, including the determination of the appropriate liquids pipeline index, is based on many components, and tax related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect the FERC’s determination of the appropriate pipeline index. Accordingly, depending on the FERC’s application of its indexing rate methodology for the next five year term of index rates, the Revised Policy Statement and tax effects related to the Tax Act may impact our revenues associated with any transportation services we may provide pursuant to cost of service based rates in the future, including indexed rates.
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
Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017*	Change	2018	2017*	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$221	$163	$58	$621	$480	$141
Interstate transportation and storage	416	273	143	1,069	800	269
Midstream	434	356	78	1,225	1,088	137
NGL and refined products transportation and services	498	439	59	1,410	1,208	202
Crude oil transportation and services	682	420	262	1,694	835	859
All other	78	133	(55)	242	363	(121)
Total	2,329	1,784	545	6,261	4,774	1,487
Depreciation, depletion and amortization	(636)	(596)	(40)	(1,827)	(1,713)	(114)
Interest expense, net	(387)	(352)	(35)	(1,091)	(1,020)	(71)
Gain on Sunoco LP common unit repurchase	—	—	—	172	—	172
Loss on deconsolidation of CDM	—	—	—	(86)	—	(86)
Gains (losses) on interest rate derivatives	45	(8)	53	117	(28)	145
Non-cash compensation expense	(20)	(19)	(1)	(61)	(57)	(4)
Unrealized gains (losses) on commodity risk management activities	97	(81)	178	(255)	17	(272)
Adjusted EBITDA related to unconsolidated affiliates	(257)	(279)	22	(670)	(765)	95
Equity in earnings of unconsolidated affiliates	113	127	(14)	147	139	8
Other, net	13	27	(14)	100	79	21
Income before income tax (expense) benefit	1,297	603	694	2,807	1,426	1,381
Income tax (expense) benefit	61	112	(51)	32	(22)	54
Net income	$1,358	$715	$643	$2,839	$1,404	$1,435
* As adjusted.
See the detailed discussion of Segment Adjusted EBITDA and Segment Operating Results.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased for the three and nine months ended September 30, 2018 compared to the same period last year primarily due to additional depreciation from assets recently placed in service. These increases were partially offset by the deconsolidation of CDM in April 2018, which reduced depreciation and amortization expense by $43 million and $78 million for the three and nine months ended September 30, 2018, respectively, compared to the prior periods.
Interest Expense, net. Interest expense, net of capitalized interest, increased for the three and nine months ended September 30, 2018 compared to the same period last year primarily attributable to increases in long-term debt from ETP senior note issuances, partially offset by a decrease in credit facility borrowings.

Gain on Sunoco LP Common Unit Repurchase. In connection with Sunoco LP’s repurchase of its common units in February 2018, the Partnership recognized a gain of $172 million during the nine months ended September 30, 2018.
Loss on Deconsolidation of CDM. In connection with the CDM Contribution in April 2018, the Partnership deconsolidated CDM and recognized a loss of $86 million during the nine months ended September 30, 2018.
Gains (Losses) on Interest Rate Derivatives. Gains on interest rate derivatives during the three and nine months ended September 30, 2018 resulted from increases in forward interest rates, which caused our forward-starting swaps to change in value.
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
Income Tax (Expense) Benefit. For the three and nine months ended September 30, 2018 compared to the same period last year, income tax expense decreased primarily due to the decrease in federal corporate income tax rate per the Tax Act as well as $109 million and $179 million, respectively, of deferred tax benefit adjustments during the three and nine months ended September 30, 2018 as the result of a state statutory rate reduction.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$42	$35	$7	$102	$86	$16
FEP	14	14	—	41	39	2
MEP	7	9	(2)	24	29	(5)
Sunoco LP	29	35	(6)	(106)	(89)	(17)
USAC	(4)	—	(4)	(6)	—	(6)
Other	25	34	(9)	92	74	18
Total equity in earnings of unconsolidated affiliates	$113	$127	$(14)	$147	$139	$8

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$96	$99	$(3)	$256	$262	$(6)
FEP	19	18	1	56	55	1
MEP	20	23	(3)	62	66	(4)
Sunoco LP	58	74	(16)	126	211	(85)
USAC	20	—	20	41	—	41
Other	44	65	(21)	129	171	(42)
Total Adjusted EBITDA related to unconsolidated affiliates	$257	$279	$(22)	$670	$765	$(95)

Distributions received from unconsolidated affiliates:
Citrus	$52	$50	$2	$125	$113	$12
FEP	18	18	—	50	28	22
MEP	9	13	(4)	40	106	(66)
Sunoco LP	21	36	(15)	79	108	(29)
USAC	10	—	10	20	—	20
Other	34	27	7	76	80	(4)
Total distributions received from unconsolidated affiliates	$144	$144	$—	$390	$435	$(45)

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
Following is a reconciliation of ETP’s segment margin to operating income, as reported in its consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Margin:
Intrastate transportation and storage	$284	$167	$722	$551
Interstate transportation and storage	395	224	1,039	666
Midstream	622	530	1,768	1,614
NGL and refined products transportation and services	634	483	1,821	1,558
Crude oil transportation and services	944	548	1,954	1,194
All other	25	112	177	290
Intersegment eliminations	(8)	(13)	(23)	(24)
Total segment margin	2,896	2,051	7,458	5,849

Less:
Operating expenses	632	571	1,863	1,603
Depreciation, depletion and amortization	636	596	1,827	1,713
Selling, general and administrative	123	105	347	335
Operating income	$1,505	$779	$3,421	$2,198

Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Natural gas transported (BBtu/d)	12,146	8,951	3,195	10,592	8,698	1,894
Withdrawals from storage natural gas inventory (BBtu)	—	—	—	17,703	23,093	(5,390)
Revenues	$922	$773	$149	$2,610	$2,342	$268
Cost of products sold	638	606	32	1,888	1,791	97
Segment margin	284	167	117	722	551	171
Unrealized (gains) losses on commodity risk management activities	(12)	22	(34)	33	16	17
Operating expenses, excluding non-cash compensation expense	(51)	(40)	(11)	(141)	(124)	(17)
Selling, general and administrative expenses, excluding non-cash compensation expense	(7)	(6)	(1)	(20)	(17)	(3)
Adjusted EBITDA related to unconsolidated affiliates	6	19	(13)	26	53	(27)
Other	1	1	—	1	1	—
Segment Adjusted EBITDA	$221	$163	$58	$621	$480	$141
Volumes. For the three and nine months ended September 30, 2018 compared to the same period last year, transported volumes increased primarily due to favorable market pricing, as well as the impact of reflecting RIGS as a consolidated subsidiary beginning in April 2018, as discussed in “Recent Developments” above.
Segment Margin. The components of ETP’s intrastate transportation and storage segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Transportation fees	$141	$109	$32	$392	$337	$55
Natural gas sales and other (excluding unrealized gains and losses)	110	55	55	309	149	160
Retained fuel revenues (excluding unrealized gains and losses)	16	15	1	42	43	(1)
Storage margin (excluding unrealized gains and losses)	5	10	(5)	12	38	(26)
Unrealized gains (losses) on commodity risk management activities	12	(22)	34	(33)	(16)	(17)
Total segment margin	$284	$167	$117	$722	$551	$171
Segment Adjusted EBITDA. For the three months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $55 million in realized natural gas sales and other margin due to higher realized gains from pipeline optimization activity;

•
an increase of $7 million in transportation fees, excluding the incremental transportation fees related to the RIGS consolidation discussed above, primarily due to new contracts and the impact of the Red Bluff Express pipeline coming online in May 2018; and

•
a net increase of $6 million due to the consolidation of RIGS beginning in April 2018, as discussed in “Recent Developments” above, resulting in increases in transportation fees, operating expenses, and selling, general and administrative expenses of

$25 million, $5 million and $2 million, respectively, and a decrease of $12 million in Adjusted EBITDA related to unconsolidated affiliates; partially offset by

•	a decrease of $5 million in realized storage margin primarily due to lower realized derivative gains.
Segment Adjusted EBITDA. For the nine months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $160 million in realized natural gas sales and other margin due to higher realized gains from pipeline optimization activity;

•
an increase of $6 million in transportation fees, excluding the impact of consolidating RIGS as discussed above, primarily due to new contracts and the impact of the Red Bluff Express pipeline coming online in May 2018; and

•
a net increase of $3 million due to the consolidation of RIGS beginning in April 2018, as discussed in “Recent Developments” above, resulting in increases in transportation fees, operating expenses, and selling, general and administrative expenses of $49 million, $11 million and $4 million, respectively, and a decrease of $31 million in Adjusted EBITDA related to unconsolidated affiliates; partially offset by

•	a decrease of $26 million in realized storage margin primarily due to an adjustment to the Bammel storage inventory; and

•	a decrease of $1 million in retained fuel revenues due to lower natural gas pricing.
Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Natural gas transported (BBtu/d)	10,155	6,075	4,080	9,029	5,678	3,351
Natural gas sold (BBtu/d)	18	19	(1)	17	18	(1)
Revenues	$395	$224	$171	$1,039	$666	$373
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(97)	(79)	(18)	(296)	(220)	(76)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(19)	(14)	(5)	(53)	(33)	(20)
Adjusted EBITDA related to unconsolidated affiliates	135	140	(5)	374	383	(9)
Other	2	2	—	5	4	1
Segment Adjusted EBITDA	$416	$273	$143	$1,069	$800	$269
Volumes. For the three months ended September 30, 2018 compared to the same period last year, transported volumes reflected an increase of 2,225 BBtu/d as a result of the initiation of service on the Rover pipeline; increases of 772 BBtu/d and 625 BBtu/d on the Panhandle and Trunkline pipelines, respectively, due to increased utilization of higher contracted capacity; and an increase of 398 BBtu/d on the Tiger pipeline as a result of production increases in the Haynesville Shale and deliveries into intrastate markets.
For the nine months ended September 30, 2018 compared to the same period last year, transported volumes reflected increases of 1,817 BBtu/d as a result of the initiation of service on the Rover pipeline; increases of 594 BBtu/d and 428 BBtu/d on the Panhandle and Trunkline pipelines, respectively, due to higher demand resulting from colder weather and increased utilization by the Rover pipeline; 397 BBtu/d on the Tiger pipeline as a result of production increases in the Haynesville Shale and deliveries into the intrastate markets and 104 BBtu/d on the Transwestern pipeline resulting from favorable market opportunities in the midcontinent and Waha areas from the Permian supply basin.
Segment Adjusted EBITDA. For the three months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s interstate transportation and storage segment increased due to the net impacts of the following:

•
an increase of $128 million associated with the Rover pipeline with increases of $149 million in revenues, $14 million in net operating expenses and $7 million in selling, general and administrative expenses; and

•
an aggregate increase of $22 million in revenues, excluding the incremental revenue related to the Rover pipeline discussed above, primarily due to capacity sold at higher rates on the Transwestern and Panhandle pipelines; partially offset by

•
an increase of $4 million in operating expenses, excluding the incremental expenses related to the Rover pipeline discussed above, primarily due to slightly higher system gas expense and higher maintenance project costs due to scope and level of activity, offset by lower ad valorem taxes due to favorable valuations; and

•	a decrease of $5 million in Adjusted EBITDA related to unconsolidated affiliates primarily related to sale of capacity on MEP at lower rates and lower sales of short term firm capacity on Citrus.
Segment Adjusted EBITDA. For the nine months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s interstate transportation and storage segment increased due to the net impacts of the following:

•
An increase of $247 million associated with the Rover pipeline with increases of $336 million in revenues, $70 million in net operating expenses and $19 million in selling, general and administrative expenses; and

•
an aggregate increase of $45 million in revenues, excluding the incremental revenues related to the Rover pipeline discussed above, primarily due to capacity sold at higher rates on the Transwestern and Panhandle pipelines, partially offset by $8 million of lower reservation revenues on the Tiger pipeline due to a customer contract restructuring; partially offset by

•	an increase of $6 million in operating expenses, excluding the incremental expenses related to the Rover pipeline discussed above, primarily due to higher maintenance project costs; and

•
a decrease of $9 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower sales of short term firm capacity on Citrus and lower margins on MEP due to lower rates on renewals of expiring long term contracts, partially offset by lower legal fees on Citrus.

Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Gathered volumes (BBtu/d)	12,774	11,090	1,684	11,890	10,764	1,126
NGLs produced (MBbls/d)	583	453	130	533	461	72
Equity NGLs (MBbls/d)	32	27	5	31	27	4
Revenues	$2,253	$1,765	$488	$5,741	$5,017	$724
Cost of products sold	1,631	1,235	396	3,973	3,403	570
Segment margin	622	530	92	1,768	1,614	154
Unrealized (gains) losses on commodity risk management activities	—	1	(1)	—	(18)	18
Operating expenses, excluding non-cash compensation expense	(179)	(157)	(22)	(512)	(470)	(42)
Selling, general and administrative expenses, excluding non-cash compensation expense	(19)	(26)	7	(59)	(60)	1
Adjusted EBITDA related to unconsolidated affiliates	9	6	3	25	20	5
Other	1	2	(1)	3	2	1
Segment Adjusted EBITDA	$434	$356	$78	$1,225	$1,088	$137
Volumes. For the three and nine months ended September 30, 2018 compared to the same periods last year, gathered volumes and NGL production increased primarily due to increases in the North Texas, Permian and Northeast regions, partially offset by smaller declines in other regions.

Segment Margin. The components of ETP’s midstream segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Gathering and processing fee-based revenues	$456	$418	$38	$1,330	$1,262	$68
Non-fee-based contracts and processing (excluding unrealized gains and losses)	166	113	53	438	334	104
Unrealized gains (losses) on commodity risk management activities	—	(1)	1	—	18	(18)
Total segment margin	$622	$530	$92	$1,768	$1,614	$154
Segment Adjusted EBITDA. For the three months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s midstream segment increased due to the net impacts of the following:

•	an increase of $38 million in fee-based margin due to growth in the North Texas, Permian and Northeast regions, offset by declines in the Ark-La-Tex and midcontinent/Panhandle regions;

•	an increase of $27 million in non-fee-based margin due to increased throughput volume in the South Texas and Permian regions;

•	an increase of $26 million in non-fee-based margin primarily due to higher crude oil and NGL prices;

•	a decrease of $7 million in selling, general and administrative expenses primarily due to a decrease of $3 million in merger and acquisition costs and a $3 million change in capitalized overhead; and

•	an increase of $3 million in Adjusted EBITDA related to unconsolidated affiliates due to higher earnings from ETP’s Aqua, Mi Vida and Ranch joint ventures; partially offset by

•
an increase of $22 million in operating expenses due to increases of $6 million in materials, $5 million in outside services and $4 million in maintenance project costs, as well as a $7 million change in capitalized overhead.

Segment Adjusted EBITDA. For the nine months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s midstream segment increased due to the net impacts of the following:

•	an increase of $68 million in fee-based margin due to growth in the North Texas, Permian and Northeast regions, offset by declines in the Ark-La-Tex and midcontinent/Panhandle regions;

•	an increase of $57 million in non-fee-based margin primarily due to higher crude oil and NGL prices;

•	an increase of $47 million in non-fee-based margin due to increased throughput volume in the North Texas and Permian regions;

•	an increase of $5 million in Adjusted EBITDA related to unconsolidated affiliates due to higher earnings from ETP’s Aqua, Mi Vida and Ranch joint ventures; and

•	a decrease of $1 million in selling, general and administrative expenses primarily due to lower office expenses; partially offset by

•
an increase of $42 million in operating expenses primarily due to increases of $13 million in outside services, $12 million in materials, $8 million in employee costs and $4 million in maintenance project costs as well as a $3 million change in capitalized overhead.

NGL and Refined Products Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
NGL transportation volumes (MBbls/d)	1,086	836	250	997	829	168
Refined products transportation volumes (MBbls/d)	627	612	15	628	626	2
NGL and refined products terminal volumes (MBbls/d)	858	782	76	784	780	4
NGL fractionation volumes (MBbls/d)	567	390	177	505	418	87
Revenues	$3,063	$2,070	$993	$8,177	$6,115	$2,062
Cost of products sold	2,429	1,587	842	6,356	4,557	1,799
Segment margin	634	483	151	1,821	1,558	263
Unrealized losses on commodity risk management activities	26	56	(30)	26	2	24
Operating expenses, excluding non-cash compensation expense	(168)	(106)	(62)	(448)	(358)	(90)
Selling, general and administrative expenses, excluding non-cash compensation expense	(17)	(13)	(4)	(52)	(49)	(3)
Adjusted EBITDA related to unconsolidated affiliates	23	19	4	63	54	9
Other	—	—	—	—	1	(1)
Segment Adjusted EBITDA	$498	$439	$59	$1,410	$1,208	$202
Volumes. For the three and nine months ended September 30, 2018 compared to the same periods last year, NGL transportation volumes increased primarily from the Permian region resulting from a ramp up in production from existing customers, higher throughput volumes on Mariner West driven by end user facility constraints in the prior period and higher throughput from Mariner South.
Refined products transportation volumes increased for the three and nine months ended September 30, 2018 compared to the same periods last year primarily due to higher throughput volumes from the Northeast and Southwest regions, partially offset by decreased throughput volumes from the Midwest region.
NGL and refined products terminal volumes increased for the three months ended September 30, 2018 compared to the same period last year primarily due to more volumes loaded at ETP’s Nederland terminal as propane export demand increased, as well as higher throughput volumes at ETP’s Marcus Hook Industrial Complex primarily due to increased production from the Marcellus region. For the nine months ended September 30, 2018 compared to the same period last year, NGL and refined products terminal volumes increased primarily due to more volumes loaded at ETP’s Nederland terminal as propane export demand increased, partially offset by lower refined product throughput volumes at ETP’s Eagle Point terminal and lower volumes at ETP’s refined products marketing terminals.
Average fractionated volumes at ETP’s Mont Belvieu, Texas fractionation facility increased 45% and 21% for the three and nine months ended September 30, 2018, respectively, compared to the same periods last year primarily due to the commissioning of ETP’s fifth fractionator in July 2018 as well as increased volumes from Permian producers.

Segment Margin. The components of ETP’s NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Fractionators and refinery services margin	$162	$115	$47	$424	$352	$72
Transportation margin	322	246	76	878	720	158
Storage margin	50	50	—	154	160	(6)
Terminal services margin	109	90	19	294	258	36
Marketing margin	17	38	(21)	97	70	27
Unrealized losses on commodity risk management activities	(26)	(56)	30	(26)	(2)	(24)
Total segment margin	$634	$483	$151	$1,821	$1,558	$263
Segment Adjusted EBITDA. For the three months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $76 million in transportation margin due to a $63 million increase resulting from higher producer volumes from the Permian region on ETP’s Texas NGL pipelines, an $11 million increase due to higher throughput volumes on Mariner West driven by end user facility constraints in the prior period, an $8 million increase due to higher throughput volumes from the Eagle Ford and Barnett regions, a $3 million increase due to higher throughput volumes in ETP’s Northeast refined products system and a $3 million increase due to higher throughput volumes on Mariner South and Mariner East 1 NGL systems. These increases were partially offset by a $7 million decrease resulting from the timing of deficiency revenue recognition and a $5 million decrease from lower volumes from the Southeast Texas region;

•
an increase of $47 million in fractionation and refinery services margin due to a $40 million increase resulting from the commissioning of ETP’s fifth fractionator in July 2018 and higher NGL volumes from the Permian region feeding ETP’s Mont Belvieu fractionation facility, a $4 million increase from Mariner South as more cargoes were loaded due to increased demand for export and a $3 million increase from blending gains as a result of improved market pricing; and

•
an increase of $19 million in terminal services margin due to a $9 million increase resulting from a change in the classification of certain customer reimbursements previously recorded in operating expenses, a $6 million increase at ETP’s Nederland terminal due to increased demand for propane exports and a $6 million increase due to higher throughput at ETP’s Marcus Hook Industrial Complex. These increases were partially offset by a $2 million decrease due to reduced rental fees at ETP’s Eagle Point facility; partially offset by

•
an increase of $62 million in operating expenses due to increases of $25 million from higher throughput on ETP’s fractionator, pipeline and terminal assets and the commissioning of ETP’s fifth fractionator in July 2018, $10 million due to a legal settlement in the prior period, $9 million resulting from a change in the classification of certain customer reimbursements previously recorded as a reduction to operating expenses that are now classified as revenue following the adoption of ASC 606 on January 1, 2018, $7 million due to the timing of maintenance projects and higher overhead allocations, $6 million due to environmental reserves and $5 million due to ad valorem tax expense; and

•
a decrease of $21 million in marketing margin primarily due to a $13 million decrease in optimization gains from ETP’s Mont Belvieu marketing activities, a $4 million decrease from sales of propane and other products at ETP’s Marcus Hook Industrial Complex and a $2 million decrease from ETP’s butane blending operations resulting from a decrease in blending volumes.

Segment Adjusted EBITDA. For the nine months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $158 million in transportation margin due to a $141 million increase resulting from higher producer volumes from the Permian region on ETP’s Texas NGL pipelines, a $22 million increase due to higher throughput volumes on Mariner West driven by end user facility constraints in the prior period, an $11 million increase resulting from a reclassification between ETP’s transportation and fractionation margins in the second quarter of 2018, a $4 million increase due to higher throughput volumes from the Barnett region, a $4 million increase due to higher throughput volumes from ETP’s Northeast and Southwest refined product systems and a $4 million increase due to higher throughput volumes on Mariner South due to system downtime in the prior period. These increases were partially offset by a $16 million decrease resulting from lower throughput on Mariner

East 1 due to system downtime in 2018, a $10 million decrease due to lower transported volumes from the Southeast Texas region and a $2 million decrease resulting from the timing of deficiency revenue recognition;

•
an increase of $72 million in fractionation and refinery services margin due to a $63 million increase resulting from the commissioning of ETP’s fifth fractionator in July 2018 and higher NGL volumes from the Permian region feeding ETP’s Mont Belvieu fractionation facility, a $12 million increase from blending gains as a result of improved market pricing and an $8 million increase as more cargoes were loaded at ETP’s Mariner South export facility. These increases were partially offset by an $11 million decrease resulting from a reclassification between ETP’s transportation and fractionation margins;

•
an increase of $36 million in terminal services margin due to a $25 million increase resulting from a change in the classification of certain customer reimbursements previously recorded in operating expenses, a $13 million increase at ETP’s Nederland terminal due to increased demand for propane exports and a $2 million increase due to favorable activity at ETP’s Marcus Hook Industrial Complex. These increases were partially offset by a $3 million decrease due to reduced rental fees at ETP’s Eagle Point facility and a $1 million decrease from ETP’s marketing terminal volumes primarily due to the sale of one of ETP’s terminals in April 2017;

•
an increase of $27 million in marketing margin primarily due to a $17 million increase from ETP’s butane blending operations and an $11 million increase from sales of domestic propane and other products at ETP’s Marcus Hook Industrial Complex due to more favorable market prices; and

•	an increase of $9 million in Adjusted EBITDA related to unconsolidated affiliates due to improved contributions from ETP’s unconsolidated refined products joint venture interests; partially offset by

•
an increase of $90 million in operating expenses primarily due to increases of $44 million from higher throughput on ETP’s fractionator, pipeline and terminal assets and the commissioning of ETP’s fifth fractionator in July 2018, $25 million resulting from a change in the classification of certain customer reimbursements previously recorded as a reduction to operating expenses that are now classified as revenue following the adoption of ASC 606 on January 1, 2018, $10 million due to a legal settlement in the prior period, $10 million due to environmental reserves and $4 million due to the timing of maintenance projects and higher overhead allocations; and

•
a decrease of $6 million in storage margin primarily due to a $15 million decrease from the expiration and amendments to various NGL and refined products storage contracts, partially offset by an increase from throughput pipeline fees collected at ETP’s Mont Belvieu storage terminal.

Crude Oil Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Crude transportation volumes (MBbls/d)	4,276	3,773	503	4,119	3,425	694
Crude terminals volumes (MBbls/d)	2,134	1,923	211	2,060	1,884	176
Revenues	$4,438	$2,725	$1,713	$12,986	$7,765	$5,221
Cost of products sold	3,494	2,177	1,317	11,032	6,571	4,461
Segment margin	944	548	396	1,954	1,194	760
Unrealized (gains) losses on commodity risk management activities	(118)	(1)	(117)	187	(3)	190
Operating expenses, excluding non-cash compensation expense	(126)	(119)	(7)	(397)	(305)	(92)
Selling, general and administrative expenses, excluding non-cash compensation expense	(22)	(13)	(9)	(64)	(62)	(2)
Adjusted EBITDA related to unconsolidated affiliates	4	5	(1)	14	11	3
Segment Adjusted EBITDA	$682	$420	$262	$1,694	$835	$859
Volumes. For the three and nine months ended September 30, 2018 crude transportation volumes increased due to placing the Bakken pipeline in service in June 2017 as well as higher throughput on existing pipelines due to increased production in West Texas. For the three and nine months ended September 30, 2018 crude terminal volumes benefited from an increase in barrels delivered to ETP’s Nederland crude terminal from the Bakken pipeline and from increased West Texas production.

Segment Adjusted EBITDA. For the three months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $279 million in segment margin (excluding unrealized losses on commodity risk management activities) due to the following: a $131 million increase resulting from higher throughput, primarily from ETP’s Bakken pipeline and from Permian producers on existing pipeline assets, as well as a $30 million increase resulting primarily from placing ETP’s Permian Express 3 pipeline in service in the fourth quarter of 2017; a $108 million increase (excluding a net change of $117 million in unrealized gains and losses) from ETP’s crude oil acquisition and marketing business primarily resulting from more favorable market price differentials between the West Texas and Gulf Coast markets; and a $10 million increase from higher throughput and ship loading fees at ETP’s Nederland terminal; partially offset by

•
an increase of $9 million in selling, general and administrative expenses primarily due to increases of $4 million in overhead allocations, $2 million in employee costs and $2 million in insurance costs; and

•
an increase of $7 million in operating expenses due to a $5 million increase due to higher throughput related expenses on existing assets and a $2 million increase from placing ETP’s Permian Express 3 pipeline in service in the fourth quarter of 2017.

Segment Adjusted EBITDA. For the nine months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $950 million in segment margin (excluding unrealized losses on commodity risk management activities) primarily due to the following: a $541 million increase resulting primarily from placing ETP’s Bakken pipeline in service in the second quarter of 2017; a $86 million increase resulting from higher throughput, primarily from Permian producers, on existing pipeline assets; a $295 million increase (excluding a net change of $190 million in unrealized gains and losses) from ETP’s crude oil acquisition and marketing business primarily resulting from more favorable market price differentials between the West Texas and Gulf Coast markets; and a $25 million increase primarily from higher throughput and ship loading fees at ETP’s Nederland terminal; and

•	an increase of $3 million in Adjusted EBITDA related to unconsolidated affiliates due to increased jet fuel sales from ETP’s joint ventures; partially offset by

•
an increase of $92 million in operating expenses due to a $37 million increase primarily resulting from placing ETP’s Bakken pipeline in service in the second quarter of 2017; a $36 million increase to throughput related costs on existing assets; a $19 million increase resulting from the addition of certain joint venture transportation assets in the second quarter of 2017; a $7 million increase in overhead allocations; and a $4 million increase from ad valorem taxes; partially offset by an $11 million decrease in insurance and environmental related expenses.

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Revenues	$525	$683	$(158)	$1,598	$2,249	$(651)
Cost of products sold	500	571	(71)	1,421	1,959	(538)
Segment margin	25	112	(87)	177	290	(113)
Unrealized (gains) losses on commodity risk management activities	7	3	4	9	(14)	23
Operating expenses, excluding non-cash compensation expense	(9)	(34)	25	(50)	(86)	36
Selling, general and administrative expenses, excluding non-cash compensation expense	(26)	(34)	8	(63)	(82)	19
Adjusted EBITDA related to unconsolidated affiliates	80	88	(8)	168	244	(76)
Other and eliminations	1	(2)	3	1	11	(10)
Segment Adjusted EBITDA	$78	$133	$(55)	$242	$363	$(121)

Amounts reflected in ETP’s all other segment primarily include:

•
ETP’s equity method investment in limited partnership units of Sunoco LP consisting of 26.2 million and 43.5 million Sunoco LP common units, representing 31.8% and 43.7% of Sunoco LP’s total outstanding common units as of September 30, 2018 and September 30, 2017, respectively. The results above reflect Sunoco LP’s repurchase of 17,286,859 Sunoco LP common units owned by ETP in February 2018; however, the results above do not reflect ETE’s contribution of limited partner and general partner interests in Sunoco LP to ETP in connection with the ETE-ETP Merger in October 2018.  For periods subsequent to the ETE-ETP Merger, ETP will reflect Sunoco LP as a consolidated subsidiary;

•
ETP’s natural gas marketing and compression operations. Subsequent to ETP’s contribution of CDM to USAC in April 2018, ETP’s all other segment includes ETP’s equity method investment in USAC consisting of 19.2 million USAC common units and 6.4 million USAC Class B Units, together representing 26.6% of the limited partner interests. The results above do not reflect ETE’s contribution of limited partner and general partner interests in USAC to ETP in connection with the ETE-ETP Merger in October 2018.  For periods subsequent to the ETE-ETP Merger, ETP will reflect USAC as a consolidated subsidiary;

•
a non-controlling interest in PES. Prior to PES’s reorganization in August 2018, ETP’s 33% interest in PES was reflected as an unconsolidated affiliate; subsequent the August 2018 reorganization, ETP holds an approximately 8% interest in PES and no longer reflects PES as an affiliate; and

•	ETP’s investment in coal handling facilities.
Segment Adjusted EBITDA. For the three months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s all other segment decreased due to the net impacts of the following:

•
a decrease of $16 million in Adjusted EBITDA related to unconsolidated affiliates from ETP’s investment in Sunoco LP resulting from ETP’s lower ownership in Sunoco LP and lower operating results of Sunoco LP due to the sale of the majority of its retail assets in January 2018;

•
a decrease of $12 million due to ETP’s contribution of CDM to USAC in April 2018, which decrease reflects the impact of deconsolidating CDM, partially offset by an increase in Adjusted EBITDA related to unconsolidated affiliates due to the equity method investment in USAC held by ETP subsequent to the CDM contribution;

•
a decrease of $12 million in Adjusted EBITDA related to unconsolidated affiliates from ETP’s investment in PES primarily due to ETP’s lower ownership in PES subsequent to its reorganization, which resulted in PES no longer being reflected as an affiliate beginning in the third quarter of 2018;

•	an increase of $7 million in general and administrative expenses from higher professional expenses;

•	a decrease of $6 million due to losses from commodity trading and risk management activities; and

•	a decrease of $3 million primarily due to lower margin from ETP’s compression equipment business.
Segment Adjusted EBITDA. For the nine months ended September 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to ETP’s all other segment decreased due to the net impacts of the following:

•
a decrease of $85 million in Adjusted EBITDA related to unconsolidated affiliates from ETP’s investment in Sunoco LP resulting from ETP’s lower ownership in Sunoco LP and lower operating results of Sunoco LP due to the sale of the majority of its retail assets in January 2018;

•
a decrease of $31 million in Adjusted EBITDA related to unconsolidated affiliates from ETP’s investment in PES primarily due to ETP’s lower ownership in PES subsequent to its reorganization, which resulted in PES no longer being reflected as an affiliate beginning in the third quarter of 2018, as well as lower Adjusted EBITDA prior to August 2018; and

•
a decrease of $21 million due to ETP’s contribution of CDM to USAC in April 2018, which decrease reflects the impact of deconsolidating CDM, partially offset by an increase in Adjusted EBITDA related to unconsolidated affiliates due to the equity method investment in USAC held by ETP subsequent to the CDM Contribution; partially offset by

•
an increase of $10 million in Adjusted EBITDA primarily due to lower transport fees of $6 million resulting from the expiration of a capacity commitment on ETP’s Trunkline pipeline and a $7 million decrease in losses from the mark-to-market of physical system gas, offset by lower optimization gains on residue gas sales;

•	an increase of $6 million due to increased margin from ETP’s compression equipment business as several large projects were completed in June 2018; and

•	an increase of $4 million due to an equipment lease buyout in August 2017, partially offset by lower margin from depressed gas prices in West Texas.

LIQUIDITY AND CAPITAL RESOURCES
Overview
ETP’s ability to satisfy its obligations and pay distributions to its unitholders will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
We currently expect capital expenditures in 2018 to be within the following ranges (excluding capital expenditures related to the businesses contributed to ETP in connection with the ETE-ETP Merger in October 2018):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$275	$300	$30	$35
Interstate transportation and storage (1)	675	700	115	120
Midstream	975	1,025	130	135
NGL and refined products transportation and services	2,100	2,150	60	70
Crude oil transportation and services (1)	425	450	90	100
All other (including eliminations)	50	75	60	65
Total capital expenditures	$4,500	$4,700	$485	$525

(1)	Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
For 2019, we expect to spend approximately $5 billion on organic growth projects.
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
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and net changes in operating assets and liabilities (net of effects of acquisitions and deconsolidations). Non-cash items include recurring non-cash expenses, such as depreciation, depletion and amortization expense and non-cash compensation expense. The increase in depreciation, depletion and amortization expense during the periods presented primarily resulted from construction of assets, while changes in non-cash compensation expense resulted from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of derivative assets and liabilities, the timing of accounts receivable collection, the timing of payments on accounts payable, the timing of purchase and sales of inventories and the timing of advances and deposits received from customers.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Cash provided by operating activities during 2018 was $5.10 billion compared to $3.34 billion for 2017 and net income was $2.84 billion and $1.40 billion for 2018 and 2017, respectively. The difference between net income and cash provided by operating activities for the nine months ended September 30, 2018 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and deconsolidations) of $451 million and other non-cash items totaling $1.51 billion.
The non-cash activity in 2018 and 2017 consisted primarily of depreciation, depletion and amortization of $1.83 billion and $1.71 billion, respectively, and non-cash compensation expense of $61 million and $57 million, respectively. Unconsolidated affiliate activity in 2018 and 2017 consisted of equity in earnings of $147 million and $139 million, respectively, and distributions received of $328 million and $319 million, respectively. Non-cash activity in 2018 also included a gain on the sale of Sunoco LP units of $172 million and a loss on the deconsolidation of CDM of $86 million.
Cash paid for interest, net of interest capitalized, was $996 million and $1.01 billion for the nine months ended September 30, 2018 and 2017, respectively.
Capitalized interest was $221 million and $211 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Cash used in investing activities during 2018 was $3.07 billion compared to $4.69 billion in 2017. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2018 were $4.87 billion compared to $6.06 billion for 2017. Additional detail related to our capital expenditures is provided in the table below. During 2018, we received $1.23 billion in cash related to the CDM Contribution and $540 million in cash related to the Sunoco LP common unit repurchase. During 2017, we received $2.00 billion in cash related to the Bakken equity sale to MarEn Bakken Company LLC, paid $280 million in cash for the acquisition of PennTex noncontrolling interest and paid $264 million in cash for all other acquisitions.
The following is a summary of capital expenditures (net of contributions in aid of construction costs) for the nine months ended September 30, 2018:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$233	$37	$270
Interstate transportation and storage	470	73	543
Midstream	731	113	844
NGL and refined products transportation and services	1,494	44	1,538
Crude oil transportation and services	333	33	366
All other (including eliminations)	43	42	85
Total capital expenditures	$3,304	$342	$3,646
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Cash used in financing activities during 2018 was $1.96 billion compared to provided by financing activities of $1.37 billion for 2017. In 2018 and 2017, we received net proceeds from ETP common unit offerings of $58 million and $2.16 billion, respectively. In 2018, we received $867 million from preferred unit offerings. During 2018, we had a net increase in our debt level of $410 million compared to a net increase of $1.24 billion for 2017. We have paid distributions of $3.14 billion to ETP’s unitholders in 2018 compared to $2.54 billion in 2017. We have also paid distributions of $536 million to noncontrolling interests in 2018 compared to $306 million in 2017. In addition, we have received capital contributions of $438 million in cash from noncontrolling interests in 2018 compared to $919 million in 2017. During 2018, we also repurchased ETP common units for cash of $24 million and incurred debt issuance costs of $42 million. During 2017, we also repurchased our outstanding Legacy ETP Preferred Units for cash of $53 million and incurred debt issuance costs of $50 million.
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
On January 23, 2018, Sunoco LP redeemed the previously guaranteed senior notes, repaid and terminated the term loan and issued the following notes (the “Sunoco LP Notes”) for which ETC M-A has also guaranteed collection with respect to the payment of principal amounts:

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
In connection with the issuance of the Sunoco LP Notes, Sunoco LP entered into a registration rights agreement with the initial purchasers pursuant to which Sunoco LP agreed to complete an offer to exchange the Sunoco LP Notes for an issue of registered notes with terms substantively identical to each series of Sunoco LP Notes and evidencing the same indebtedness as the Sunoco LP Notes on or before January 23, 2019.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2018	December 31, 2017
ETP Senior Notes (1)	$28,755	$27,005
Transwestern Senior Notes	575	575
Panhandle Senior Notes	386	785
Credit facilities and commercial paper:
ETP $5.00 billion Revolving Credit Facility due December 2023 (2)	1,780	2,292
ETP $1.00 billion 364-Day Credit Facility due November 2019	—	50
Bakken Project $2.50 billion Credit Facility due August 2019	2,500	2,500
Other long-term debt	4	5
Unamortized premiums, net of discounts and fair value adjustments	35	61
Deferred debt issuance costs	(188)	(179)
Total debt	33,847	33,094
Less: current maturities of long-term debt	2,649	407
Long-term debt, less current maturities	$31,198	$32,687

(1)
Includes $400 million aggregate principal amount of 9.70% senior notes due March 15, 2019 and $450 million aggregate principal amount of 9.00% senior notes due April 15, 2019 that were classified as long-term as of September 30, 2018 as management has the intent and ability to refinance the borrowings on a long-term basis.

(2)	Includes $1.57 billion and $2.01 billion of commercial paper outstanding at September 30, 2018 and December 31, 2017, respectively.
ETP Senior Notes Offering and Redemption
In June 2018, ETP issued the following senior notes:

•	$500 million aggregate principal amount of 4.20% senior notes due 2023;

•	$1.00 billion aggregate principal amount of 4.95% senior notes due 2028;

•	$500 million aggregate principal amount of 5.80% senior notes due 2038; and

•	$1.00 billion aggregate principal amount of 6.00% senior notes due 2048.
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

Credit Facilities and Commercial Paper
ETP Five-Year Credit Facility
ETP’s revolving credit facility (the “ETP Five-Year Credit Facility”) previously allowed for unsecured borrowings up to $4.00 billion and matured in December 2022. On October 19, 2018, the ETP Five-Year Credit Facility was amended to increase the borrowing capacity by $1.00 billion, to $5.00 billion, and to extend the maturity date to December 1, 2023. The ETP Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of September 30, 2018, the ETP Five-Year Credit Facility had $1.78 billion outstanding, of which $1.57 billion was commercial paper. The amount available for future borrowings was $2.06 billion after taking into account letters of credit of $163 million, but before taking into account the additional capacity from the October 19, 2018 amendment. The weighted average interest rate on the total amount outstanding as of September 30, 2018 was 3.00%.
ETP 364-Day Facility
ETP’s 364-day revolving credit facility (the “ETP 364-Day Facility”) previously allowed for unsecured borrowings up to $1.00 billion and matured on November 30, 2018. On October 19, 2018, the ETP 364-Day Facility was amended to extend the maturity date to November 29, 2019. As of September 30, 2018, the ETP 364-Day Facility had no outstanding borrowings.
Bakken Credit Facility
In August 2016, ETP and Phillips 66 completed project-level financing of the Bakken pipeline. The $2.50 billion credit facility matures in August 2019 (the “Bakken Credit Facility”). As of September 30, 2018, the Bakken Credit Facility had $2.50 billion of outstanding borrowings, all of which has been reflected in current maturities of long-term debt on the Partnership’s consolidated balance sheet included in “Item 1. Financial Statements.” The weighted average interest rate on the total amount outstanding as of September 30, 2018 was 3.85%.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2018.
CASH DISTRIBUTIONS
Distributions on common units declared and paid by the Partnership subsequent to December 31, 2017 but prior to the closing of the ETE-ETP Merger as discussed in Note 1 of the Partnership’s consolidated financial statements included in “Item 1. Financial Statements,” were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 8, 2018	February 14, 2018	$0.5650
March 31, 2018	May 7, 2018	May 15, 2018	0.5650
June 30, 2018	August 6, 2018	August 14, 2018	0.5650

Distributions on ETP’s preferred units declared and/or paid by the Partnership subsequent to December 31, 2017 were as follows:

Period Ended	Record Date	Payment Date	Rate
Series A Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	$15.451
June 30, 2018	August 1, 2018	August 15, 2018	31.250
Series B Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	$16.378
June 30, 2018	August 1, 2018	August 15, 2018	33.125
Series C Preferred Units
June 30, 2018	August 1, 2018	August 15, 2018	$0.5634
September 30, 2018	November 1, 2018	November 15, 2018	0.4609
Series D Preferred Units
September 30, 2018	November 1, 2018	November 15, 2018	$0.5931
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

	September 30, 2018			December 31, 2017
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	358	$—	$—	1,078	$—	$—
Basis Swaps IFERC/NYMEX (1)	69,685	8	1	48,510	2	1
Options – Puts	(17,273)	—	—	13,000	—	—
Power (Megawatt):
Forwards	429,720	6	—	435,960	1	1
Futures	309,123	(1)	1	(25,760)	—	—
Options – Puts	157,435	1	—	(153,600)	—	1
Options – Calls	321,240	—	—	137,600	—	—
Crude (MBbls) – Futures	—	—	—	—	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(7,705)	(45)	14	4,650	(13)	4
Swing Swaps IFERC	69,145	—	2	87,253	(2)	1
Fixed Swaps/Futures	(1,784)	1	1	(4,700)	(1)	2
Forward Physical Contracts	(54,151)	5	—	(145,105)	6	41
NGL (MBbls) – Forwards/Swaps	(4,997)	(45)	20	(2,493)	5	16
Crude (MBbls) – Forwards/Swaps	35,280	(190)	152	9,172	(4)	9
Refined Products (MBbls) – Futures	(1,521)	(5)	9	(3,783)	(25)	4
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(21,475)	(4)	—	(39,770)	(2)	—
Fixed Swaps/Futures	(21,475)	(2)	7	(39,770)	14	11

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of September 30, 2018, we had $4.88 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $49 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2018	December 31, 2017
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	$—	$300
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	400	300
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $239 million as of September 30, 2018. For the $1.50 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $4 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 23, 2018 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Operating, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
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
On January 18, 2018, PHMSA issued a Notice of Probable Violation and a Proposed Compliance Order in connection with alleged violations on our Eastern Area refined products and crude oil pipeline system in the states of Michigan, Ohio, Pennsylvania, New York, New Jersey and Delaware.  We have paid the civil penalties of $163,700. The case was closed in July 2018.
In June 2018, ETC Northeast Pipeline LLC (“ETC Northeast”) entered into a Consent Order and Agreement with the PADEP, pursuant to which ETC Northeast agreed to pay $150,242 to the PADEP to settle various statutory and common law claims relating to soil discharge into, and erosion of the stream bed of, Raccoon Creek in Center Township, Pennsylvania during construction of the Revolution Pipeline. ETC Northeast has paid the settlement amount and continues to monitor the construction site and work with the landowner to resolve any remaining issues related to the restoration of the construction site.
On June 29, 2018, Luminant Energy Company, LLC (“Luminant”) filed informal and formal complaints against Energy Transfer Fuel, LP (“ETF”), with the Railroad Commission of Texas (“TRRC”).  Luminant’s complaints allege that absent an agreement between Luminant and ETF regarding the rate to be charged for bundled transportation and storage service, ETF must file a statement of intent with the TRRC to change the rate charged to Luminant for this service.  ETF filed a response to Luminant’s informal complaint on July 16, 2018. ETF filed a response and motion to dismiss Luminant’s formal complaint on July 23, 2018. On August 16, 2018, a Commission Administrative Law Judge (“ALJ”) granted ETF’s motion to dismiss Luminant’s claims relating to unlawful abandonment and discrimination. The ALJ denied ETF’s motion to dismiss Luminant’s claims regarding the rate charged for service and the procedural process applicable to rate changes. Luminant appealed the decision. The appeal was denied by operation of law on October 1, 2018. A mediation of the informal complaint filed by Luminant was held on September 17, 2018 and no decision was reached. The parties continue to negotiate in good faith.
On July 25, 2018, Energy Transfer Field Services received NOV REG-0569-1802 for emission events that occurred January 1, 2018 through April 30, 2018 at the Jal 3 gas plant. On September 25, 2018, the New Mexico Environmental Department sent ETP a settlement offer to resolve the NOV for a penalty of $1,151,499. Negotiations for this settlement offer are ongoing.
On September 17, 2018, William D. Warner (“Plaintiff”), a purported ETP unitholder, filed a putative class action asserting violations of various provisions of the Securities Exchange Act of 1934 and various rules promulgated thereunder in connection with the ETE-ETP Merger against ETP, Kelcy L. Warren, Michael K. Grimm, Marshall S. McCrea, Matthew S. Ramsey, David K. Skidmore, and W. Brett Smith (“Defendants”). Plaintiff specifically alleges that the Form S-4 Registration Statement issued in connection with the ETE-ETP Merger omits and/or misrepresents material information. Defendants believe the allegations have no merit and intend to defend vigorously against them. On October 26, 2018, Plaintiff and Defendants entered into a stipulation staying Defendants’ response deadlines until the designation of a lead plaintiff/lead counsel structure in accordance with the Private Securities Litigation Reform Act.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 or from the risk factors described in “Part II - Item 1A. Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 10, 2018 and “Part II - Item 1A. Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018.

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
3.2
Amendment to the Certificate of Limited Partnership of Sunoco Logistics Partners L.P. dated as of August 28, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 1, 2015)

3.3
Amendment to the Certificate of Limited Partnership of Sunoco Logistics Partners L.P. dated as of April 28, 2017 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed April 28, 2017)

3.4
Certificate of Merger of Streamline Merger Sub, LLC, with and into Energy Transfer Partners, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 19, 2018)

3.5
Fifth Amended and Restated Agreement of Limited Partnership of Energy Transfer Operating, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed October 19, 2018)

10.1***	Amended and Restated Energy Transfer Partners, L.L.C. Annual Bonus Plan (incorporated by reference to Exhibit 10.3 of Form 10-Q, File No. 1-31219, filed August 9, 2018)
10.2
Amendment No. 1 to Five-Year Credit Agreement, Joinder and Increase and Extension Agreement, dated as of October 19, 2018, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P., and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 19, 2018)

10.3
Amendment No. 1 to 364-Day Credit Agreement, Joinder and Increase and Extension Agreement, dated as of October 19, 2018, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P., and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 19, 2018)

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

ENERGY TRANSFER OPERATING, L.P.

		By:	Energy Transfer Partners GP, L.P.,
its general partner

		By:	Energy Transfer Partners, L.L.C.,
its general partner

Date:	November 8, 2018	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)