Form 10-K
period 2018-12-31
Energy Transfer Operating, L.P.
filed 2019-02-22
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-31219
ENERGY TRANSFER OPERATING, L.P.
(Exact name of registrant as specified in its charter)

Delaware	73-1493906
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8111 Westchester Drive, Suite 600, Dallas, Texas 75225
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (214) 981-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	New York Stock Exchange
Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	New York Stock Exchange
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
Yes          ☒          No          ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes          ☐          No          ☒
The aggregate market value as of June 30, 2018, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $21.63 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Operating, L.P. (the “Partnership,” or “ETO”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its General Partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, projected or expected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Item 1A. Risk Factors” included in this annual report.
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

CDM	CDM Resource Management LLC and CDM Environmental & Technical Services LLC, collectively

Citrus	Citrus, LLC, which owns 100% of FGT

CrossCountry	CrossCountry Energy, LLC

Dakota Access	Dakota Access, LLC

DOE	United States Department of Energy

DOJ	United States Department of Justice

DOT	United States Department of Transportation

EPA	United States Environmental Protection Agency

ET	Energy Transfer LP, a publicly traded partnership and the owner of ETP LLC for the periods presented herein

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC MEP	ETC Midcontinent Express Pipeline, L.L.C.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETCO	Energy Transfer Crude Oil Company, LLC

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETO

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934, as amended

ExxonMobil	Exxon Mobil Corporation

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

Gulf States	Gulf States Transmission LLC

HPC	RIGS Haynesville Partnership Co.

IDRs	incentive distribution rights

KMI	Kinder Morgan Inc.

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC)

LCL	Lake Charles LNG Export Company, LLC

LDEQ	Louisiana Department of Environmental Quality

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

LPG	liquefied petroleum gas

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

Mi Vida JV	Mi Vida JV LLC

Mid-Valley	Mid-Valley Pipeline Company

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

ORS	Ohio River System LLC

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PennTex	PennTex Midstream Partners, LP

PEP	Permian Express Partners LLC

PES	Philadelphia Energy Solutions Refining and Marketing LLC

Phillips 66	Phillips 66 Partners LP

PHMSA	Pipeline Hazardous Materials Safety Administration

Ranch JV	Ranch Westex JV LLC

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a subsidiary of ETO

RIGS	Regency Intrastate Gas System

Rover	Rover Pipeline LLC, a subsidiary of ETO

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Shell	Royal Dutch Shell plc

SPLP	Sunoco Pipeline L.P.

Sunoco GP	Sunoco GP LLC, the general partner of Sunoco LP

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco Partners	Sunoco Partners LLC, the general partner of Sunoco Logistics

Transwestern	Transwestern Pipeline Company, LLC

TRRC	Texas Railroad Commission

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle

USAC	USA Compression Partners, LP
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

PART I
ITEM 1.  BUSINESS
Overview
We (Energy Transfer Operating, L.P., a Delaware limited partnership, “ETO” or the “Partnership”) are a consolidated subsidiary of Energy Transfer LP (“ET”). In October 2018, ET completed the merger of ETO with a wholly-owned subsidiary of ET in a unit-for-unit exchange (the “Energy Transfer Merger”), as discussed further below, at which time the Partnership changed its name from Energy Transfer Partners, L.P. to Energy Transfer Operating, L.P.
We are managed by our general partner, Energy Transfer Partners GP, L.P. (our “General Partner” or “ETP GP”), and ETP GP is managed by its general partner, Energy Transfer Partners, L.L.C. (“ETP LLC”), which is owned by ET. The primary activities in which we are engaged, all of which are in the United States, are as follows:

•	natural gas operations, including the following:

•	natural gas midstream and intrastate transportation and storage;

•	interstate natural gas transportation and storage; and

•	crude oil, NGL and refined products transportation, terminalling services and acquisition and marketing activities, as well as NGL storage and fractionation services.
In addition, we own investments in other businesses, including Sunoco LP and USAC, both of which are publicly traded master limited partnerships.

The following chart summarizes our organizational structure as of February 15, 2019. For simplicity, certain immaterial entities and ownership interest have not been depicted.
Unless the context requires otherwise, the Partnership and its subsidiaries are collectively referred to in this report as “we,” “us,” “ETO,” “Energy Transfer” or “the Partnership.”
Significant Achievements in 2018 and Beyond
Our significant strategic transactions in 2018 and beyond included the following, as discussed in more detail herein:
Strategic Transactions Related to the Partnership

•
In October 2018, ET and ETO (previously named Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P., respectively, prior to the October 2018 transactions) completed the merger of ETO with a wholly-owned subsidiary of ET in a unit-for-unit exchange (the “Energy Transfer Merger”). Immediately prior to the Energy Transfer Merger, (i) the IDRs in ETO were converted into ETO Common Units, (ii) the general partner interest in ETO was converted into ETO Common Units, (iii) ET’s interests in Sunoco LP, USAC and their respective general partners were contributed to ETO, and (iv) certain other interests owned by ET were contributed to ETO. The Energy Transfer Merger and these related transactions are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•
In April 2018, ETO contributed to USAC all of the issued and outstanding membership interests of CDM for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 USAC common units, (ii) 6,397,965 units of a new class of units representing limited partner interests in USAC (“USAC Class B Units”) and (iii) $1.23 billion in cash, including customary closing adjustments (the “CDM Contribution”). The USAC Class B Units have substantially all of the rights and obligations of a USAC common unit, except the USAC Class B Units will not participate in distributions for the first four quarters following the closing date of April 2, 2018. Each USAC Class B Unit will automatically convert into one USAC common unit on the first business day following the record date attributable to the quarter ending June 30, 2019. ETO subsequently obtained control of USAC in connection with the transactions related to the Energy Transfer Merger in October 2018, as discussed above.

•
ETO previously owned a 49.99% interest in HPC, which owns RIGS.  In April 2018, ETO acquired the remaining 50.01% interest in HPC.  Prior to April 2018, HPC was reflected as an unconsolidated affiliate in ETO’s financial statements; beginning in April 2018, RIGS is reflected as a wholly-owned subsidiary in ETO’s financial statements.

•
On January 23, 2018, Sunoco LP closed on an asset purchase agreement with 7-Eleven, Inc., a Texas corporation (“7-Eleven”), and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven. Under the agreement, Sunoco LP sold a portfolio of approximately 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the proprietary Laredo Taco Company brand, for an aggregate purchase price of $3.2 billion.

Significant Organic Growth Projects
Our significant announced organic growth projects in 2018 included the following, as discussed in more detail herein:

•
In September 2018, ETO, Magellan Midstream Partners, L.P., MPLX LP and Delek US Holdings, Inc. announced that they have received sufficient commitments to proceed with plans to construct a new 30-inch diameter common carrier pipeline, the Permian Gulf Coast (“PGC”) pipeline, to transport crude oil from the Permian Basin to the Texas Gulf Coast region. The transaction structure for this project has not been finalized.

•
In August 2018, the Partnership received approval to commence service on 100% of the long-haul contractual commitments on Rover to begin September 1, 2018, and on November 2, 2018, the Partnership announced that it received approval to commence service on the final laterals needed to complete the Rover pipeline project.

•
In March 2018, ETO and Satellite Petrochemical USA Corp. (“Satellite”) entered into definitive agreements to form a joint venture, Orbit Gulf Coast NGL Exports, LLC (“Orbit”), with the purpose of constructing a new export terminal on the United States Gulf Coast to provide ethane to Satellite for consumption at its ethane cracking facilities in China.

Segment Overview
See Note 15 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our segments.
Intrastate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities, power generators and other third-party pipelines. Through our intrastate transportation and storage segment, we own and operate (through wholly-owned or through joint venture interests) approximately 9,400 miles of natural gas transportation pipelines with approximately 21 Bcf/d of transportation capacity and three natural gas storage facilities located in the state of Texas.
We own a 70% interest in the Red Bluff Express Pipeline, a 100-mile intrastate pipeline system that connects our Orla Plant, as well as third-party plants to the Waha Oasis Header.
Energy Transfer operates one of the largest intrastate pipeline systems in the United States providing energy logistics to major trading hubs and industrial consumption areas throughout the United States. Our intrastate transportation and storage segment focuses on the transportation of natural gas to major markets from various prolific natural gas producing areas (Permian, Barnett, Haynesville and Eagle Ford Shale) through our Oasis pipeline, our ETC Katy pipeline, our natural gas pipeline and storage systems that are referred to as the ET Fuel System, and our HPL System, as further described below.

Our intrastate transportation and storage segment’s results are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, our customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay a fee even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly.
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
Interstate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from supply sources including other transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users and other pipelines. Through our interstate transportation and storage segment, we directly own and operate approximately 12,200 miles of interstate natural gas pipelines with approximately 10.3 Bcf/d of transportation capacity and another approximately 6,750 miles and 10.5 Bcf/d of transportation capacity through joint venture interests.
Rover Pipeline, completed and available for full commercial operation since November 2018, is a new 713-mile system designed to transport 3.25 Bcf/d of domestically produced natural gas from the Marcellus and Utica Shale production areas to markets across the United States and into Canada.
ETO’s vast interstate natural gas network spans the United States from Florida to California and Texas to Michigan, offering a comprehensive array of pipeline and storage services. Our pipelines have the capability to transport natural gas from nearly all Lower 48 onshore and offshore supply basins to customers in the Southeast, Gulf Coast, Southwest, Midwest, Northeast and Canada. Through numerous interconnections with other pipelines, our interstate systems can access virtually any supply or market in the country. As discussed further herein, our interstate segment operations are regulated by the FERC, which has broad regulatory authority over the business and operations of interstate natural gas pipelines.
Lake Charles LNG, our wholly-owned subsidiary, owns an LNG import terminal and regasification facility located on Louisiana’s Gulf Coast near Lake Charles, Louisiana. The import terminal has approximately 9.0 Bcf of above ground storage capacity and the regasification facility has a send out capacity of 1.8 Bcf/d. Lake Charles LNG derives all of its revenue from a series of long-term contracts with a wholly-owned subsidiary of Shell.
LCL, our wholly-owned subsidiary, is currently developing a natural gas liquefaction facility for the export of LNG. In December 2015, Lake Charles LNG received authorization from the FERC to site, construct and operate facilities for the liquefaction and export of natural gas. The project would utilize existing dock and storage facilities owned by Lake Charles LNG located on the Lake Charles site.
The results from our interstate transportation and storage segment are primarily derived from the fees we earn from natural gas transportation and storage services.
Midstream Segment
The midstream industry consists of natural gas gathering, compression, treating, processing, storage, and transportation, and is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas producing wells and the proximity of storage facilities to production areas and end-use markets. Gathering systems generally consist of a network of small diameter pipelines and, if necessary, compression systems, that collect natural gas from points near producing wells and transports it to larger pipelines for further transportation.
Treating plants remove carbon dioxide and hydrogen sulfide from natural gas that is higher in carbon dioxide, hydrogen sulfide or certain other contaminants, to ensure that it meets pipeline quality specifications. Natural gas processing involves the separation of natural gas into pipeline quality natural gas, or residue gas, and a mixed NGL stream. Some natural gas produced by a well does not meet the pipeline quality specifications established by downstream pipelines or is not suitable for commercial use and must be processed to remove the mixed NGL stream. In addition, some natural gas can be processed to take advantage of favorable margins for NGLs extracted from the gas stream.

Through our midstream segment, we own and operate natural gas gathering and NGL pipelines, natural gas processing plants, natural gas treating facilities and natural gas conditioning facilities with an aggregate processing capacity of approximately 7.9 Bcf/d. Our midstream segment focuses on the gathering, compression, treating, blending, and processing, and our operations are currently concentrated in major producing basins and shales in South Texas, West Texas, New Mexico, North Texas, East Texas, West Virginia, Pennsylvania, Ohio and Louisiana. Many of our midstream assets are integrated with our intrastate transportation and storage assets.
Our midstream segment also includes a 60% interest in Edwards Lime Gathering, LLC, which operates natural gas gathering, oil pipeline and oil stabilization facilities in South Texas and a 75% membership interest in ORS, which operates a natural gas gathering system in the Utica shale in Ohio.
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
Our NGL and refined products transportation and services segment includes:

•	approximately 4,769 miles of NGL pipelines;

•	NGL and propane fractionation facilities with an aggregate capacity of 825 MBbls/d;

•	NGL storage facility in Mont Belvieu with a working storage capacity of approximately 45 million Bbls; and

•
other NGL storage assets, located at our Cedar Bayou and Hattiesburg storage facilities, and our Nederland, Marcus Hook and Inkster NGL terminals with an aggregate storage capacity of approximately 11 million Bbls.

We are currently constructing a seventh fractionator at our Mont Belvieu facility, which we expect to be operational in the first quarter of 2020. In addition, we are constructing an expansion to the Lone Star Express pipeline, which is expected to be in service early in the fourth quarter of 2020. The NGL pipelines primarily transport NGLs from the Permian and Delaware basins and the Barnett and Eagle Ford Shales to Mont Belvieu.
NGL terminalling services are facilitated by approximately 7 million Bbls of NGL storage capacity. These operations also support our liquids blending activities, including the use of our patented butane blending technology. Refined products operations provide transportation and terminalling services through the use of approximately 2,203 miles of refined products pipelines and approximately 35 active refined products marketing terminals. Our marketing terminals are located primarily in the northeast, midwest and southwest United States, with approximately 8 million Bbls of refined products storage capacity. Our refined products operations utilize our integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions throughout the United States.
Revenues in this segment are principally generated from fees charged to customers under dedicated contracts or take-or-pay contracts. Under a dedicated contract, the customer agrees to deliver the total output from particular processing plants that are connected to the NGL pipeline. Take-or-pay contracts have minimum throughput commitments requiring the customer to pay regardless of whether a fixed volume is transported. Fees are market-based, negotiated with customers and competitive with regional regulated pipelines and fractionators. Storage revenues are derived from base storage and throughput fees. This segment also derives revenues from the marketing of NGLs and processing and fractionating refinery off-gas.
Crude Oil Transportation and Services Segment
Our crude oil operations provide transportation, terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeastern United States. Through our crude oil transportation and services segment, we own and operate (through wholly-owned subsidiaries or joint venture interests) approximately 9,524 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States. This segment includes equity ownership interests in two crude oil pipelines, the Bakken Pipeline system and Bayou Bridge Pipeline. Our crude oil terminalling services operate with an aggregate storage capacity of approximately 38 million Bbls, including approximately 28 million Bbls at our Gulf Coast terminal in Nederland, Texas and approximately 4 million Bbls at our Fort Mifflin terminal complex in Pennsylvania. Our crude oil acquisition and marketing activities utilize our pipeline and terminal assets, our proprietary fleet crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the midcontinent United States.

Revenues throughout our crude oil pipeline systems are generated from tariffs paid by shippers utilizing our transportation services. These tariffs are filed with the FERC and other state regulatory agencies, as applicable.
Our crude oil acquisition and marketing activities include the gathering, purchasing, marketing and selling of crude oil. Specifically, the crude oil acquisition and marketing activities include:

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
Investment in Sunoco LP
Sunoco LP is engaged in the distribution of motor fuels to independent dealers, distributors, and other commercial customers and the distribution of motor fuels to end-user customers at retail sites operated by commission agents. Additionally, it receives rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuel. Sunoco LP also operates 75 retail stores located in Hawaii and New Jersey.
Sunoco LP is a distributor of motor fuels and other petroleum products which Sunoco LP supplies to third-party dealers and distributors, to independent operators of commission agent locations and other commercial consumers of motor fuel. Also included in the wholesale operations are transmix processing plants and refined products terminals. Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel.
Sunoco LP is the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,293 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LP believes it is one of the largest independent motor fuel distributors of Chevron, Exxon and Valero branded motor fuel in the United States. In addition to distributing motor fuels, Sunoco LP also distributes other petroleum products such as propane and lubricating oil, and Sunoco LP receives rental income from real estate that it leases or subleases.
Sunoco LP operations primarily consist of fuel distribution and marketing.
Investment in USAC
USAC provides compression services throughout the United States, including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. USAC provides compression services to its customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, USAC’s compression services play a critical role in the production, processing and transportation of both natural gas and crude oil.
USAC operates a modern fleet of compression units, with an average age of approximately five years. USAC’s standard new-build compression units are generally configured for multiple compression stages allowing USAC to operate its units across a broad range of operating conditions. As part of USAC’s services, it engineers, designs, operates, services and repairs its compression units and maintains related support inventory and equipment.
USAC provides compression services to its customers under fixed-fee contracts with initial contract terms typically between six months and five years, depending on the application and location of the compression unit. USAC typically continues to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. USAC primarily enters into take-or-pay contracts whereby its customers are required to pay a monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of its cash flows. USAC is not directly exposed to commodity price risk because it does not take title to the natural gas or crude oil involved in its services and because the natural gas used as fuel by its compression units is supplied by its customers without cost to USAC.

USAC’s assets and operations are all located and conducted in the United States.
As of December 31, 2018, USAC had 3,597,097 horsepower in its fleet and 131,750 horsepower on order for expected delivery during 2019.
All Other Segment
Operations below the quantitative thresholds are classified as “All other.” These include the following:

•	Our approximately 8% non-operating interest in PES, which owns a refinery in Philadelphia.

•
Our marketing operations in which we market the natural gas that flows through our gathering and intrastate transportation assets, referred to as on-system gas. We also attract other customers by marketing volumes of natural gas that do not move through our assets, referred to as off-system gas. For both on-system and off-system gas, we purchase natural gas from natural gas producers and other suppliers and sell that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices of natural gas, less the costs of transportation. For the off-system gas, we purchase gas or act as an agent for small independent producers that may not have marketing operations.

•	Our natural gas compression equipment business which has operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas.

•	Our wholly-owned subsidiary, Dual Drive Technologies, Ltd. (“DDT”), which provides compression services to customers engaged in the transportation of natural gas, including our other segments.

•
Our subsidiaries are involved in the management of coal and natural resources properties and the related collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties. These operations also include end-user coal handling facilities.

•	PEI Power LLC and PEI Power II, which own and operate a facility in Pennsylvania that generates a total of 75 megawatts of electrical power.
Asset Overview
The descriptions below include summaries of significant assets within the Partnership’s reportable segments. Amounts, such as capacities, volumes and miles included in the descriptions below are approximate and are based on information currently available; such amounts are subject to change based on future events or additional information.
Intrastate Transportation and Storage
The following details our pipelines and storage facilities in the intrastate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf/d)
ET Fuel System	100%	3,150	5.2	11.2
Oasis Pipeline (1)	100%	750	2.0	—
HPL System	100%	3,920	5.3	52.5
ETC Katy Pipeline	100%	460	2.4	—
Regency Intrastate Gas	100%	450	2.1	—
Comanche Trail Pipeline	16%	195	1.1	—
Trans-Pecos Pipeline	16%	143	1.4	—
Old Ocean Pipeline, LLC	50%	240	0.2	—
Red Bluff Express Pipeline	70%	100	1.4	—

(1)	Includes bi-directional capabilities
The following information describes our principal intrastate transportation and storage assets:

•
The ET Fuel System serves some of the most prolific production areas in the United States and is comprised of intrastate natural gas pipeline and related natural gas storage facilities. The ET Fuel System has many interconnections with pipelines providing direct access to power plants, other intrastate and interstate pipelines, and has bi-directional capabilities. It is strategically located near high-growth production areas and provides access to the Waha Hub near Pecos, Texas, the Maypearl Hub in Central Texas and the Carthage Hub in East Texas.
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

•
The Oasis Pipeline is primarily a 36-inch natural gas pipeline. It has bi-directional capabilities with approximately 1.3 Bcf/d of throughput capacity moving west-to-east and greater than 750 MMcf/d of throughput capacity moving east-to-west. The Oasis pipeline connects to the Waha and Katy market hubs and has many interconnections with other pipelines, power plants, processing facilities, municipalities and producers.

The Oasis pipeline is integrated with our gathering system known as the Southeast Texas System and is an important component to maximizing our Southeast Texas System’s profitability. The Oasis pipeline enhances the Southeast Texas System by (i) providing access for natural gas gathered on the Southeast Texas System to other third-party supply and market points and interconnecting pipelines and (ii) allowing us to bypass our processing plants and treating facilities on the Southeast Texas System when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

•
The HPL System is an extensive network of intrastate natural gas pipelines, an underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from South Texas, the Gulf Coast of Texas, East Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City, Beaumont and other cities located along the Gulf Coast of Texas. The HPL System is well situated to gather and transport gas in many of the major gas producing areas in Texas including a strong presence in the key Houston Ship Channel and Katy Hub markets, allowing us to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel, Carthage and Agua Dulce, as well as our Bammel storage facility.

The Bammel storage facility has a total working gas capacity of approximately 52.5 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub, and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2018, we had approximately 12.8 Bcf committed under fee-based arrangements with third parties and approximately 18.7 Bcf stored in the facility for our own account.

•
The ETC Katy Pipeline connects three treating facilities, one of which we own, with our gathering system known as Southeast Texas System. The ETC Katy pipeline serves producers in East and North Central Texas and provided access to the Katy Hub. The ETC Katy pipeline expansions include the 36-inch East Texas extension to connect our Reed compressor station in Freestone County to our Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub, and the 42-inch Southeast Bossier pipeline connecting our Cleburne to Carthage pipeline to the HPL System.

•	RIGS is a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets.

•
Comanche Trail is a 195-mile intrastate pipeline that delivers natural gas from the Waha Hub near Pecos, Texas to the United States/Mexico border near San Elizario, Texas. The Partnership owns a 16% membership interest in and operates Comanche Trail.

•
Trans-Pecos is a 143-mile intrastate pipeline that delivers natural gas from the Waha Hub near Pecos, Texas to the United States/Mexico border near Presidio, Texas. The Partnership owns a 16% membership interest in and operates Trans-Pecos.

•
Old Ocean is a 240-mile intrastate pipeline system that delivers natural gas from Ellis County, Texas to Brazoria County, Texas. The Partnership owns a 50% membership interest in and operates Old Ocean.

•
The Red Bluff Express Pipeline is an approximately 100-mile intrastate pipeline that runs through the heart of the Delaware basin and connects our Orla Plant, as well as third-party plants to the Waha Oasis Header. An expansion of the Red Bluff Express Pipeline is expected to be in service in the second half of 2019. The Partnership owns a 70% membership interest in and operates Red Bluff Express.

Interstate Transportation and Storage
The following details our pipelines in the interstate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Gas Capacity (Bcf/d)
Florida Gas Transmission	50%	5,344	3.4	—
Transwestern Pipeline	100%	2,614	2.1	—
Panhandle Eastern Pipe Line (1)	100%	6,402	2.8	73.4
Trunkline Gas Company	100%	2,231	0.9	13.0
Tiger Pipeline	100%	197	2.4	—
Fayetteville Express Pipeline	50%	185	2.0	—
Sea Robin Pipeline	100%	785	2.0	—
Rover Pipeline	32.6%	713	3.25	—
Midcontinent Express Pipeline	50%	512	1.8	—
Gulf States	100%	10	0.1	—

(1)	Natural gas storage assets are owned by Pan Gas Storage LLC (d.b.a Southwest Gas Storage Company).
The following information describes our principal interstate transportation and storage assets:

•
Florida Gas Transmission Pipeline (“FGT”) has mainline capacity of 3.4 Bcf/d and approximately 5,344 miles of pipelines extending from south Texas through the Gulf Coast region of the United States to south Florida. The FGT system receives natural gas from various onshore and offshore natural gas producing basins. FGT is the principal transporter of natural gas to the Florida energy market, delivering over 60% of the natural gas consumed in the state. In addition, FGT’s system operates and maintains multiple interconnects with major interstate and intrastate natural gas pipelines, which provide FGT’s customers access to diverse natural gas producing regions. FGT’s customers include electric utilities, independent power producers, industrial end-users and local distribution companies. FGT is owned by Citrus, a 50/50 joint venture with KMI.

•
Transwestern Pipeline transports natural gas supply from the Permian Basin in West Texas and eastern New Mexico, the San Juan Basin in northwestern New Mexico and southern Colorado, and the Anadarko Basin in the Texas and Oklahoma panhandles. The system has bi-directional capabilities and can access Texas and midcontinent connecting pipelines and natural gas market hubs, as well as major western markets in Arizona, Nevada and California.  Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users.

•
Panhandle Eastern Pipe Line’s transmission system consists of four large diameter pipelines with bi-directional capabilities, extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan. Panhandle contracts for over 73 Bcf of natural gas storage.

•
Trunkline Gas Company’s transmission system consists of one large diameter pipeline with bi-directional capabilities, extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois, Indiana and Michigan. Trunkline has one natural gas storage field located in Louisiana.

•	Tiger Pipeline is a bi-directional system that extends through the heart of the Haynesville Shale and ends near Delhi, Louisiana, with interconnects to multiple interstate pipelines.

•
Fayetteville Express Pipeline originates near Conway County, Arkansas and continues eastward to Panola County, Mississippi with multiple pipeline interconnections along the route.  Fayetteville Express Pipeline is owned by a 50/50 joint venture with KMI.

•	Sea Robin Pipeline’s system consists of two offshore Louisiana natural gas supply pipelines extending 120 miles into the Gulf of Mexico.

•
Rover Pipeline is a large diameter pipeline with total capacity to transport 3.25 Bcf/d natural gas from processing plants in West Virginia, Eastern Ohio and Western Pennsylvania for delivery to other pipeline interconnects in Ohio and Michigan, where the gas is delivered for distribution to markets across the United States, as well as to Ontario, Canada.

•
Midcontinent Express Pipeline originates near Bennington, Oklahoma and traverses northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipeline system in Butler, Alabama.  The Midcontinent Express Pipeline is owned by a 50/50 joint venture with KMI, the operator of the system.

•	Gulf States Transmission is a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.
Regasification Facility
Lake Charles LNG, our wholly-owned subsidiary, owns a LNG import terminal and regasification facility located on Louisiana’s Gulf Coast near Lake Charles, Louisiana. The import terminal has approximately 9.0 Bcf of above ground LNG storage capacity and the regasification facility has a send out capacity of 1.8 Bcf/d.
Liquefaction Project
LCL, our wholly-owned subsidiary, is in the process of developing an LNG liquefaction project at the site of our Lake Charles LNG import terminal and regasification facility. The liquefaction facility would be constructed on 440 acres of land, of which 80 acres are owned by Lake Charles LNG and the remaining acres are to be leased by LCL under a long-term lease from the Lake Charles Harbor and Terminal District. The liquefaction project is expected to consist of three LNG trains with a combined design nameplate outlet capacity of 16.45 metric tonnes per annum. Once completed, the liquefaction project will enable LCL to liquefy domestically produced natural gas and export it as LNG. On June 18, 2017, LCL signed a memorandum of understanding with Korea Gas Corporation and Shell to study the feasibility of a joint development of the Lake Charles liquefaction project. LCL and Shell are actively involved in a variety of activities related to the development of the project. LCL has also been marketing LNG offtake to numerous potential customers in Asia and Europe.
The export of LNG produced by the liquefaction project from the United States would be undertaken under long-term export authorizations issued by the DOE to LCL. In March 2013, LCL obtained a DOE authorization to export LNG to countries with which the United States has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”).  In July 2016, LCL also obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”).  The FTA Authorization and Non-FTA Authorization have 25- and 20-year terms, respectively. In addition, LCL received its wetlands permits from the United States Army Corps of Engineers (“USACE”) to perform wetlands mitigation work and to perform modification and dredging work for the temporary and permanent dock facilities at the Lake Charles LNG facilities.
Midstream
The following details our assets in the midstream segment:

Description of Assets	Net Gas Processing Capacity (MMcf/d)
South Texas Region:
Southeast Texas System	410
Eagle Ford System	1,920
Ark-La-Tex Region	1,442
North Central Texas Region	700
Permian Region	2,340
Midcontinent Region	860
Eastern Region	200
The following information describes our principal midstream assets:
South Texas Region:

•
The Southeast Texas System is an integrated system that gathers, compresses, treats, processes, dehydrates and transports natural gas from the Austin Chalk trend and Eagle Ford shale formation. The Southeast Texas System is a large natural gas gathering system covering thirteen counties between Austin and Houston. This system is connected to the Katy Hub through the ETC Katy Pipeline and is also connected to the Oasis Pipeline. The Southeast Texas System includes two natural gas processing plants (La Grange and Alamo) with aggregate capacity of 410 MMcf/d. The La Grange and Alamo processing plants are natural gas processing plants that process the rich gas that flows through our gathering system to produce residue gas and NGLs. Residue gas is delivered into our intrastate pipelines and NGLs are delivered into our NGL pipelines to Lone Star.
Our treating facilities remove carbon dioxide and hydrogen sulfide from natural gas gathered into our system before the natural gas is introduced to transportation pipelines to ensure that the gas meets pipeline quality specifications.

•
The Eagle Ford Gathering System consists of 30-inch and 42-inch natural gas gathering pipelines with over 1.4 Bcf/d of capacity originating in Dimmitt County, Texas, and extending to both our King Ranch gas plant in Kleberg County, Texas and Jackson plant in Jackson County, Texas. The Eagle Ford Gathering System includes four processing plants (Chisholm, Kenedy, Jackson and King Ranch) with aggregate capacity of 1.92 Bcf/d. Our Chisholm, Kenedy, Jackson and King Ranch processing plants are connected to our intrastate transportation pipeline systems for deliveries of residue gas and are also connected with our NGL pipelines for delivery of NGLs to Lone Star.

Ark-La-Tex Region:

•
Our Northern Louisiana assets are comprised of several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including our Tiger Pipeline. Our Northern Louisiana assets include the Bistineau, Creedence, and Tristate Systems, which collectively include three natural gas treating facilities, with aggregate capacity of 870 MMcf/d.

•
The Ark-La-Tex assets gather, compress, treat and dehydrate natural gas in several parishes in north and west Louisiana and several counties in East Texas. These assets also include cryogenic natural gas processing facilities, a refrigeration plant, a conditioning plant, amine treating plants, a residue gas pipeline that provides market access for natural gas from our processing plants, including connections with pipelines that provide access to the Perryville Hub and other markets in the Gulf Coast region, and an NGL pipeline that provides connections to the Mont Belvieu market for NGLs produced from our processing plants. Collectively, the ten natural gas processing facilities (Dubach, Dubberly, Lisbon, Salem, Elm Grove, Minden, Ada, Brookeland, Lincoln Parish and Mt. Olive) have an aggregate capacity of 1.3 Bcf/d.

•
Through the gathering and processing systems described above and their interconnections with RIGS in north Louisiana, as well as other pipelines, we offer producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.

North Central Texas Region:

•
The North Central Texas System is an integrated system located in four counties in North Central Texas that gathers, compresses, treats, processes and transports natural gas from the Barnett and Woodford Shales. Our North Central Texas assets include our Godley and Crescent plants, which process rich gas produced from the Barnett Shale and STACK play, with aggregate capacity of 700 MMcf/d. The Godley plant is integrated with the ET Fuel System.

Permian Region:

•
The Permian Basin Gathering System offers wellhead-to-market services to producers in eleven counties in West Texas, as well as two counties in New Mexico which surround the Waha Hub, one of Texas’s developing NGL-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha Gathering System has a variety of market outlets for the natural gas that we gather and process, including several major interstate and intrastate pipelines serving California, the midcontinent region of the United States and Texas natural gas markets. The NGL market outlets includes Lone Star’s liquids pipelines. The Permian Basin Gathering System includes eleven processing facilities (Waha, Coyanosa, Red Bluff, Halley, Jal, Keyston, Tippet, Orla, Panther, Rebel and Arrowhead) with an aggregate processing capacity of 2.02 Bcf/d and one natural gas conditioning facility with aggregate capacity of 200 MMcf/d.

•	We own a 50% membership interest in Mi Vida JV, a joint venture which owns a 200 MMcf/d cryogenic processing plant in West Texas. We operate the plant and related facilities on behalf of Mi Vida JV.

•
We own a 50% membership interest in Ranch JV, which processes natural gas delivered from the NGL-rich Bone Spring and Avalon Shale formations in West Texas. The joint venture owns a 25 MMcf/d refrigeration plant and a 125 MMcf/d cryogenic processing plant.

Midcontinent Region:

•
The Midcontinent Systems are located in two large natural gas producing regions in the United States, the Hugoton Basin in southwest Kansas, and the Anadarko Basin in western Oklahoma and the Texas Panhandle. These mature basins have continued to provide generally long-lived, predictable production volume. Our Midcontinent assets are extensive systems that gather, compress and dehydrate low-pressure gas. The Midcontinent Systems include fourteen natural gas processing facilities (Mocane, Beaver, Antelope Hills, Woodall, Wheeler, Sunray, Hemphill, Phoenix, Hamlin, Spearman, Red Deer, Lefors, Cargray and Gray) with an aggregate capacity of 860 MMcf/d.

•
We operate our Midcontinent Systems at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.

•	We also own the Hugoton Gathering System that has 1,900 miles of pipeline extending over nine counties in Kansas and Oklahoma. This system is operated by a third party.
Eastern Region:

•
The Eastern Region assets are located in eleven counties in Pennsylvania, four counties in Ohio, three counties in West Virginia, and gather natural gas from the Marcellus and Utica basins. Our Eastern Region assets include approximately 600 miles of natural gas gathering pipeline, natural gas trunklines, fresh-water pipelines, and nine gathering and processing systems, as well as the 200 MMcf/d Revolution processing plant, which feeds into our Mariner East and Rover pipeline systems.

•
We also own a 51% membership interest in Aqua – ETC Water Solutions LLC, a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania.

•
We own a 75% membership interest in ORS. On behalf of ORS, we operate its Ohio Utica River System, which consists of 47 miles of 36-inch, 13 miles of 30-inch and 3 miles of 24-inch gathering trunklines, that delivers up to 3.6 Bcf/d to Rockies Express Pipeline, Texas Eastern Transmission, Leach Xpress, Rover and DEO TPL-18.

NGL and Refined Products Transportation and Services
The following details the assets in our NGL and refined products transportation and services segment:

Description of Assets	Miles of Liquids Pipeline (2)	Pipeline Throughput Capacity (MBbls/d)	NGL Fractionation / Processing Capacity (MBbls/d)	Working Storage Capacity (MBbls)
Liquids Pipelines:
Lone Star Express	535	507	—	—
West Texas Gateway Pipeline	512	240	—	—
Lone Star	1,617	120	—	—
Mariner East	670	345	—	—
Mariner South	97	200	—	—
Mariner West	395	50	—	—
Other NGL Pipelines	943	591	—	—
Liquids Fractionation and Services Facilities:
Mont Belvieu Facilities	163	42	790	45,500
Sea Robin Processing Plant(1)	—	—	26	—
Refinery Services(1)	103	—	35	—
Hattiesburg Storage Facilities	—	—	—	3,000
Cedar Bayou	—	—	—	1,600
NGL Terminals:
Nederland	—	—	—	1,200
Marcus Hook Industrial Complex	—	—	132	5,000
Inkster	—	—	—	800
Refined Products Pipelines	2,203	800	—	—
Refined Products Terminals:
Eagle Point	—	—	—	6,000
Marcus Hook Industrial Complex	—	—	—	1,000
Marcus Hook Tank Farm	—	—	—	2,000
Marketing Terminals	—	—	—	8,000

(1)	Additionally, the Sea Robin Processing Plant and Refinery Services have residue capacities of 850 MMcf/d and 54 MMcf/d, respectively.

(2)	Miles of pipeline as reported to PHMSA.
The following information describes our principal NGL and refined products transportation and services assets:

•
The Lone Star Express System is an interstate NGL pipeline consisting of 24-inch and 30-inch long-haul transportation pipeline that delivers mixed NGLs from processing plants in the Permian Basin, the Barnett Shale, and from East Texas to the Mont Belvieu NGL storage facility. An expansion of the pipeline is currently underway, which will add approximately 400 MBbls/d of NGL pipeline capacity from Lone Star’s pipeline system near Wink, Texas to the Lone Star Express 30-inch pipeline south of Fort Worth, Texas. It is expected to be in service by the fourth quarter of 2020.

•	The West Texas Gateway Pipeline transports NGLs produced in the Permian and Delaware Basins and the Eagle Ford Shale to Mont Belvieu, Texas.

•
The Mariner East pipeline transports NGLs from the Marcellus and Utica Shales areas in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Industrial Complex on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets. The first phase of the project, referred to as Mariner East 1, consisted of interstate and intrastate propane and ethane service and commenced operations in the fourth quarter of 2014 and the first quarter of 2016, respectively. The second phase of the project, referred to as Mariner East 2, began service in December 2018.

•	The Mariner South liquids pipeline delivers export-grade propane and butane products from Lone Star’s Mont Belvieu, Texas storage and fractionation complex to our marine terminal in Nederland, Texas.

•	The Mariner West pipeline provides transportation of ethane from the Marcellus shale processing and fractionating areas in Houston, Pennsylvania to Marysville, Michigan and the Canadian border.

•
Refined products pipelines include approximately 2,203 miles of refined products pipelines in several regions of the United States. The pipelines primarily provide transportation in the northeast, midwest, and southwest United States markets. These operations include our controlling financial interest in Inland Corporation (“Inland”). The mix of products delivered varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels peaking in the winter. In addition, weather conditions in the areas served by the refined products pipelines affect both the demand for, and the mix of, the refined products delivered through the pipelines, although historically, any overall impact on the total volume shipped has been short-term. The products transported in these pipelines include multiple grades of gasoline, and middle distillates, such as heating oil, diesel and jet fuel. Rates for shipments on these product pipelines are regulated by the FERC and other state regulatory agencies, as applicable.

•
Other NGL pipelines include the 127-mile Justice pipeline with capacity of 375 MBbls/d, the 45-mile Freedom pipeline with a capacity of 56 MBbls/d, the 20-mile Spirit pipeline with a capacity of 20 MBbls/d and a 50% interest in the 87-mile Liberty pipeline with a capacity of 140 MBbls/d.

•
Our Mont Belvieu storage facility is an integrated liquids storage facility with over 46 million Bbls of salt dome capacity providing 100% fee-based cash flows. The Mont Belvieu storage facility has access to multiple NGL and refined products pipelines, the Houston Ship Channel trading hub, and numerous chemical plants, refineries and fractionators.

•
Our Mont Belvieu fractionators handle NGLs delivered from several sources, including the Lone Star Express pipeline and the Justice pipeline. Fractionator VI was placed in service in February 2019, Fractionator VII is currently under construction and is scheduled to be operational by the first quarter of 2020.

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

•
The Cedar Bayou storage facility is an integrated liquids storage facility with approximately 1.6 million Bbls of tank storage, generating revenues from fixed fee storage contracts, throughput fees, and revenue from blending butane into refined gasoline.

•
The Nederland terminal, in addition to crude oil activities, also provides approximately 1 million Bbls of storage and distribution services for NGLs in connection with the Mariner South pipeline, which provides transportation of propane and butane products from the Mont Belvieu region to the Nederland terminal, where such products can be exported via ship.

•
The Marcus Hook Industrial Complex includes fractionation, terminalling and storage assets, with a capacity of approximately 2 million Bbls of NGL storage capacity in underground caverns, 3 million Bbls of above-ground refrigerated storage, and related commercial agreements. The terminal has a total active refined products storage capacity of approximately 1 million Bbls. The facility can receive NGLs and refined products via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing NGL storage and terminalling services to both affiliates and third-party customers, the Marcus Hook Industrial Complex currently serves as an off-take outlet for our Mariner East 1 pipeline system.

•
The Inkster terminal, located near Detroit, Michigan, consists of multiple salt caverns with a total storage capacity of approximately 800 MBbls of NGLs. We use the Inkster terminal’s storage in connection with the Toledo North pipeline system and for the storage of NGLs from local producers and a refinery in Western Ohio. The terminal can receive and ship by pipeline in both directions and has a truck loading and unloading rack.

•
We have approximately 35 refined products terminals with an aggregate storage capacity of approximately 8 million Bbls that facilitate the movement of refined products to or from storage or transportation systems, such as a pipeline, to other transportation systems, such as trucks or other pipelines. Each facility typically consists of multiple storage tanks and is equipped with automated truck loading equipment that is operational 24 hours a day.

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

•
The Marcus Hook Tank Farm has a total refined products storage capacity of approximately 2 million Bbls of refined products storage. The tank farm historically served ETC Sunoco Holdings LLC (“Sunoco Inc.’s”) Marcus Hook refinery and generated revenue from the related throughput and storage. In 2012, the main processing units at the refinery were idled in connection with Sunoco Inc.’s exit from its refining business. The terminal continues to receive and deliver refined products via pipeline and now primarily provides terminalling services to support movements on our refined products pipelines.

•
The Eastern refined products pipelines consists of approximately 561 miles of 6-inch to 24-inch diameters refined product pipelines in Eastern, Central and North Central Pennsylvania, approximately 162 miles of 8-inch refined products pipeline in western New York and approximately 183 miles of various diameters refined products pipeline in New Jersey (including 80 miles of the 16-inch diameter Harbor Pipeline).

•
The midcontinent refined products pipelines primarily consists of approximately 294 miles of 3-inch to 12-inch refined products pipelines in Ohio, approximately 85 miles of 6-inch to 12-inch refined products pipeline in Western Pennsylvania and approximately 52 miles of 8-inch refined products pipeline in Michigan.

•	The Southwest refined products pipelines is located in Eastern Texas and consists primarily of approximately 375 miles of 8-inch diameter refined products pipeline.

•
The Inland refined products pipeline, approximately 486 miles of pipeline in Ohio, consists of 72 miles of 12-inch diameter refined products pipeline in Northwest Ohio, 135 miles of 10-inch diameter refined products pipeline in vicinity of Columbus, Ohio, 53 miles of 8-inch diameter refined products pipeline in western Ohio and the remaining refined products pipeline primarily consists of 5 and 6-inch diameter pipeline in Northeast Ohio.

•
This segment also includes the following joint ventures: 15% membership interest in the Explorer Pipeline Company, a 1,850-mile pipeline which originates from refining centers in Beaumont, Port Arthur, and Houston, Texas and extends to Chicago, Illinois; 31% membership interest in the Wolverine Pipe Line Company, a 700-mile pipeline that originates from Chicago, Illinois and extends to Detroit, Grand Haven, and Bay City, Michigan; 17% membership interest in the West Shore Pipe Line Company, a 650-mile pipeline which originates in Chicago, Illinois and extends to Madison and Green Bay, Wisconsin; and a 14% membership interest in the Yellowstone Pipe Line Company, a 700-mile pipeline which originates from Billings, Montana and extends to Moses Lake, Washington.

Crude Oil Transportation and Services
The following details our pipelines and terminals in the crude oil transportation and services segment:

Description of Assets	Ownership Interest	Miles of Crude Pipeline (1)	Working Storage Capacity (MBbls)
Dakota Access Pipeline	36.4%	1,158	—
Energy Transfer Crude Oil Pipeline	36.4%	760	—
Bayou Bridge Pipeline	60%	49	—
Permian Express Pipelines	87.7%	1,712	—
Other Crude Oil Pipelines	100%	5,845	—
Nederland Terminal	100%	—	28,000
Fort Mifflin Terminal	100%	—	3,570
Eagle Point Terminal	100%	—	1,000
Midland Terminal	100%	—	2,000
Marcus Hook Industrial Complex	100%	—	1,000
Patoka, Illinois Terminal	87.7%	—	2,000

(1)	Miles of pipeline as reported to PHMSA.
Our crude oil operations consist of an integrated set of pipeline, terminalling, and acquisition and marketing assets that service the movement of crude oil from producers to end-user markets. The following details our assets in the crude oil transportation and services segment:
Crude Oil Pipelines
Our crude oil pipelines consist of approximately 9,524 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States, including our wholly-owned interests in West Texas Gulf, Permian Express Terminal LLC, and Mid-Valley. Additionally, we have equity ownership interests in two crude oil pipelines. Our crude oil pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.

•
Bakken Pipeline. Dakota Access and ETCO are collectively referred to as the “Bakken Pipeline.” The Bakken Pipeline is a 1,918 mile pipeline with capacity of 570 MBbls/d, that transports domestically produced crude oil from the Bakken/Three Forks production areas in North Dakota to a storage and terminal hub outside of Patoka, Illinois, or to gulf coast connections including our crude terminal in Nederland Texas.

The pipeline transports light, sweet crude oil from North Dakota to major refining markets in the Midwest and Gulf Coast regions.
Dakota Access went into service on June 1, 2017 and consists of approximately 1,158 miles of 12, 20, 24 and 30-inch diameter pipeline traversing North Dakota, South Dakota, Iowa and Illinois. Crude oil transported on the Dakota Access originates at six terminal locations in the North Dakota counties of Mountrail, Williams and McKenzie. The pipeline delivers the crude oil to a hub outside of Patoka, Illinois where it can be delivered to the ETCO Pipeline for delivery to the Gulf Coast, or can be transported via other pipelines to refining markets throughout the Midwest.
ETCO went into service on June 1, 2017 and consists of approximately 691 miles of mostly 30-inch converted natural gas pipeline and 69 miles of new 30-inch pipeline from Patoka, Illinois to Nederland, Texas, where the crude oil can be refined or further transported to additional refining markets.

•
Bayou Bridge Pipeline. The Bayou Bridge Pipeline is a joint venture between ETO and Phillips 66, in which ETO has a 60% ownership interest and serves as the operator of the pipeline. Phase I of the pipeline, which consists of a 30-inch pipeline from Nederland, Texas to Lake Charles, Louisiana, went into service in April 2016. Phase II of the pipeline, which will consist of 24-inch pipe from Lake Charles, Louisiana to St. James, Louisiana, with commercial operations expected to begin in March 2019.

When completed the Bayou Bridge Pipeline will have a capacity expandable to approximately 480 MBbls/d of light and heavy crude oil from different sources to the St. James crude oil hub, which is home to important refineries located in the Gulf Coast region.

•
Permian Express Pipelines. The Permian Express pipelines are part of the PEP joint venture and include Permian Express 1, Permian Express 2, Permian Express 3, which became fully operational in September 2018, Permian Longview and Louisiana Access pipelines, as well as the Longview to Louisiana and Nederland Access pipelines contributed to this joint venture by ExxonMobil. These pipelines are comprised of crude oil trunk pipelines and crude oil gathering pipelines in Texas and Oklahoma and provide takeaway capacity from the Permian Basin, which origins in multiple locations in Western Texas.

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
Crude Oil Terminals

•
Nederland. The Nederland terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores, and distributes crude oil, NGLs, feedstocks, petrochemicals and bunker oils (used for fueling ships and other marine vessels). The terminal currently has a total storage capacity of approximately 28 million Bbls in approximately 150 above ground storage tanks with individual capacities of up to 660 MBbls.

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
The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge and ship. The terminal has three ship docks and three barge berths that are capable of delivering crude oils for international transport. In total, the terminal is capable of delivering over 2 million Bbls/d of crude oil to our crude oil pipelines or a number of third-party pipelines including the DOE. The Nederland terminal generates crude oil revenues primarily by providing term or spot storage services and throughput capabilities to a number of customers.

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
Investment in Sunoco LP
Sunoco LP is a distributor of motor fuels and other petroleum products which Sunoco LP supplies to third-party dealers and distributors, to independent operators of commission agent locations and other commercial consumers of motor fuel. Also included in the wholesale operations are transmix processing plants and refined products terminals. Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel.
Sunoco LP is the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,293 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LP believes it is one of the largest independent motor fuel distributors of Chevron, Exxon and Valero branded motor fuel in the United States. In addition to distributing motor fuels, Sunoco LP also distributes other petroleum products such as propane and lubricating oil, and Sunoco LP receives rental income from real estate that it leases or subleases.
Sunoco LP operations primarily consist of fuel distribution and marketing.
Sunoco LP’s Fuel Distribution and Marketing Operations
Sunoco LP’s fuel distribution and marketing operations are conducted by the following consolidated subsidiaries:

•
Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, Texas, Arkansas and New York;

•	Sunoco Retail LLC (“Sunoco Retail”), a Pennsylvania limited liability company, owns and operates retail stores that sell motor fuel and merchandise primarily in New Jersey;

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands; and

•	Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates retail stores on the Hawaiian Islands.
Sunoco LP purchases motor fuel primarily from independent refiners and major oil companies and distributes it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to approximately:

•	75 company owned and operated retail stores;

•	554 independently operated consignment locations where Sunoco LP sells motor fuel to customers under commission agent arrangements with such operators;

•	6,741 convenience stores and retail fuel outlets operated by independent operators, which are referred to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,714 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
Sunoco LP’s Other Operations
Sunoco LP’s other operations include retail operations in Hawaii and New Jersey, credit card services, franchise royalties, as well as an ethanol plant that Sunoco LP recently entered into an agreement to divest.
Investment in USAC
The following details the assets of USAC:
USAC’s modern, standardized compression unit fleet is powered primarily by the Caterpillar, Inc.’s 3400, 3500 and 3600 engine classes, which range from 401 to 5,000 horsepower per unit. These larger horsepower units, which USAC defines as 400 horsepower per unit or greater, represented 85.8% of its total fleet horsepower (including compression units on order) as of December 31, 2018. In addition, a portion of its fleet consists of smaller horsepower units ranging from 40 horsepower to 399 horsepower that are primarily used in gas lift applications.
The following table provides a summary of USAC’s compression units by horsepower as of December 31, 2018:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order	Total Horsepower	Total Number of Units
Small horsepower
<400	528,084	3,101	900	4	528,984	3,105

Large horsepower
>400 and <1,000	429,203	735	—	—	429,203	735
>1,000	2,639,810	1,650	130,850	55	2,770,660	1,705
Total large horsepower	3,069,013	2,385	130,850	55	3,199,863	2,440
Total horsepower	3,597,097	5,486	131,750	59	3,728,847	5,545

(1)	As of December 31, 2018, USAC had 131,750 horsepower on order for delivery during 2019.
All Other
The following details our assets in the all other segment.
PES
We have a non-controlling interest in PES, currently comprising approximately 8% of PES’ outstanding common shares. PES owns a refinery in Philadelphia.
Contract Services Operations
We own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management. Our contract treating services are primarily located in Texas, Louisiana and Arkansas.
Compression
We own DDT, which provides compression services to customers engaged in the transportation of natural gas, including our subsidiaries in other segments.

Natural Resources Operations
Our Natural Resources operations primarily involve the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage fees. As of December 31, 2018, we owned or controlled approximately 761 million tons of proven and probable coal reserves in central and northern Appalachia, properties in eastern Kentucky, southwestern Virginia and southern West Virginia, and in the Illinois Basin, properties in southern Illinois, Indiana, and western Kentucky and as the operator of end-user coal handling facilities.
Business Strategy
We believe we have engaged, and will continue to engage, in a well-balanced plan for growth through strategic acquisitions, internally generated expansion, measures aimed at increasing the profitability of our existing assets and executing cost control measures where appropriate to manage our operations.
We intend to continue to operate as a diversified, growth-oriented limited partnership. We believe that by pursuing independent operating and growth strategies we will be best positioned to achieve our objectives. We balance our desire for growth with our goal of preserving a strong balance sheet, ample liquidity and investment grade credit metrics.
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
We face competition with respect to retaining and obtaining significant natural gas supplies under terms favorable to us for the gathering, treating and marketing portions of our business. Our competitors include major integrated oil and gas companies, interstate and intrastate pipelines and other companies that gather, compress, treat, process, transport and market natural gas. Many of our competitors, such as major oil and gas and pipeline companies, have capital resources and control supplies of natural gas substantially greater than ours.
In marketing natural gas, we have numerous competitors, including marketing affiliates of interstate pipelines, major integrated oil and gas companies, and local and national natural gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Local utilities and distributors of natural gas are, in some cases, engaged directly, and through affiliates, in marketing activities that compete with our marketing operations.
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
Crude Oil and Products
In markets served by our products and crude oil pipelines, we face competition from other pipelines as well as rail and truck transportation. Generally, pipelines are the safest, lowest cost method for long-haul, overland movement of products and crude oil. Therefore, the most significant competitors for large volume shipments in the areas served by our pipelines are other pipelines. In addition, pipeline operations face competition from rail and trucks that deliver products in a number of areas that our pipeline operations serve. While their costs may not be competitive for longer hauls or large volume shipments, rail and trucks compete effectively for incremental and marginal volume in many areas served by our pipelines.
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
Wholesale Fuel Distribution and Retail Marketing
In our wholesale fuel distribution business, we compete primarily with other independent motor fuel distributors. The markets for distribution of wholesale motor fuel and the large and growing convenience store industry are highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than we do. Significant competitive factors include the availability of major brands, customer service, price, range of services offered and quality of service, among others. We rely on our ability to provide value-added and reliable service and to control our operating costs in order to maintain our margins and competitive position.
In our retail business, we face strong competition in the market for the sale of retail gasoline and merchandise. Our competitors include service stations of large integrated oil companies, independent gasoline service stations, convenience stores, fast food stores, supermarkets, drugstores, dollar stores, club stores and other similar retail outlets, some of which are well-recognized national or regional retail systems. The number of competitors varies depending on the geographical area. It also varies with gasoline and convenience store offerings. The principal competitive factors affecting our retail marketing operations include gasoline and diesel acquisition costs, site location, product price, selection and quality, site appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition. We compete by pricing gasoline competitively, combining our retail gasoline business with convenience stores that provide a wide variety of products, and using advertising and promotional campaigns.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrial end-users, oil and gas producers, municipalities, gas and electric utilities, midstream companies and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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
During the year ended December 31, 2018, none of our customers individually accounted for more than 10% of our consolidated revenues.
Regulation of Interstate Natural Gas Pipelines.  The FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the Natural Gas Act (“NGA”), the FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage and other services. The Florida Gas Transmission, Transwestern, Panhandle Eastern, Trunkline Gas, Tiger, Fayetteville Express, Rover, Sea Robin, Gulf States and Midcontinent Express pipelines transport natural gas in interstate commerce and thus each qualifies as a “natural-gas company” under the NGA subject to the FERC’s regulatory jurisdiction. We also hold certain natural gas storage facilities that are subject to the FERC’s regulatory oversight under the NGA.
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
Pursuant to the FERC’s rules promulgated under the Energy Policy Act of 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction: (i) to defraud using any device, scheme or artifice; (ii) to make any untrue statement of material fact or omit a material fact; or (iii) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). With regard to our physical purchases and sales of natural gas, NGLs or other energy commodities; our transportation of these energy commodities; and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess or seek civil penalties in excess of $1.1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
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
Our NGL pipelines and operations are subject to state statutes and regulations which could impose additional environmental, safety and operational requirements relating to the design, siting, installation, testing, construction, operation, replacement and management of NGL transportation systems. In some jurisdictions, state public utility commission oversight may include the possibility of fines, penalties and delays in construction related to these regulations. In addition, the rates, terms and conditions of service for shipments of NGLs on our pipelines are subject to regulation by FERC under the Interstate Commerce Act ("ICA") and the Energy Policy Act of 1992 (the "EPAct of 1992") if the NGLs are transported in interstate or foreign commerce whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all NGLs shipped on our pipelines, FERC regulation could be triggered by our customers' transportation decisions.
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
For many locations served by our product and crude pipelines, we are able to establish negotiated rates. Otherwise, we are permitted to charge cost-based rates, or in many cases, grandfathered rates based on historical charges or settlements with our customers. To the extent we rely on cost-of-service ratemaking to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carriers, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carriers that are organized as pass-through entities, it still entails rate risk due to the FERC’s case-by-case review approach. The application of this policy, as well as any decision by FERC regarding our cost of service, may also be subject to review in the courts. In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued an opinion in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a master limited partnership, or MLP, to include an income tax allowance in the cost of service underlying its rates, in addition to the discounted cash flow return on equity, would not result in the pipeline partnership owners double recovering their income taxes. The court vacated FERC’s order and remanded to FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. In December 2016, FERC issued a Notice of Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Costs. FERC requested comments regarding how to address any double recovery resulting from the Commission’s current income tax allowance and rate of return policies. The comment period with respect to the notice of inquiry ended in April 2017.
In March 2018, FERC issued a Revised Policy Statement on Treatment of Income Taxes in which FERC found that an impermissible double recovery results from granting an MLP pipeline both an income tax allowance and a return on equity pursuant to FERC’s discounted cash flow methodology. FERC revised its previous policy, stating that it would no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. FERC stated it will address the application of the United Airlines decision to non-MLP partnership forms as those issues arise in subsequent proceedings. Further, FERC stated that it will incorporate the effects of the post-United Airlines policy changes and the Tax Cuts and Jobs Act of 2017 on industry-wide crude oil pipeline costs in the 2020 five-year review of the crude oil pipeline index level. FERC will also apply the revised Policy Statement and the Tax Cuts and Jobs Act of 2017 to initial crude oil pipeline cost-of-service rates and cost-of-service rate changes on a going-forward basis under FERC’s existing ratemaking policies, including cost-of-service rate proceedings resulting from shipper-initiated complaints. In July 2018, FERC dismissed requests for rehearing and clarification of the March 2018 Revised Policy Statement, but provided further guidance, clarifying that a pass-through entity will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double recovery of investors’ income tax costs.
Effective January 2018, the 2017 Tax Cuts and Jobs Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. With the lower tax rate, and as discussed immediately above, the maximum tariff rates allowed by FERC under its rate base methodology for master limited partnerships may be impacted by a lower income tax allowance component. Many of our interstate pipelines, such as Tiger, MEP and FEP, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as FGT, Transwestern and PEPL, have a mix of tariff rate, discount rate, and negotiated rate agreements. In addition, several of these pipelines are covered by approved settlements, where rate filings will be made in the future. As such, the timing and impact of these systems of any tax change is unknown at this time.
EPAct of 1992 required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPIFG. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2011 and ending June 30, 2016, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPIFG plus 2.65%. Beginning July 1, 2016, the indexing method provided for annual changes equal to the change in PPIFG plus 1.23%. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. In October 2016, FERC issued an Advance Notice of Proposed Rulemaking seeking comment on a number of proposals, including: (1) whether the Commission should deny any increase in a rate ceiling or annual index-based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior two years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. The comment period with respect to the proposed rules ended in March 2017. FERC has taken no further action on the proposed rule to date.
Finally, in November 2017 FERC responded to a petition for declaratory order and issued an order that may have significant impacts on the way a marketer of crude oil or petroleum products that is affiliated with an interstate pipeline can price its services if those services include transportation on an affiliate’s interstate pipeline.  In particular, FERC’s November 2017 order prohibits buy/sell arrangements by a marketing affiliate if: (i) the transportation differential applicable to its affiliate’s interstate pipeline transportation service is at a discount to the affiliated pipeline’s filed rate for that service; and (ii) the pipeline affiliate subsidizes the loss.  Several parties have requested that FERC clarify its November 2017 order or, in the alternative, grant rehearing of the November 2017 order.  FERC extended the time frame to respond to such requests in January 2018, but has not yet taken final action. We are unable to predict how FERC will respond to such requests.  Depending on how FERC responds, it could have an impact on the rates we are permitted to charge.
Regulation of Intrastate Crude Oil, NGL and Products Pipelines. Some of our crude oil, NGL and products pipelines are subject to regulation by the TRRC, the Pennsylvania Public Utility Commission and the Oklahoma Corporation Commission. The

operations of our joint venture interests are also subject to regulation in the states in which they operate. The applicable state statutes require that pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions generally have not initiated an investigation of rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that our intrastate rates ultimately would be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.
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
The HLPSA and NGPSA have been amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”). The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2011 Pipeline Safety Act doubled the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1 million to $2 million for a related series of violations, but provided that these maximum penalty caps do not apply to certain civil enforcement actions. In November 2018, PHMSA issued a final rule increasing those maximum civil penalties to $213,268 per day, with a maximum of $2,132,679 for a series of violations. The 2016 Pipeline Safety Act extended PHMSA’s statutory mandate through 2019 and, among other things, require PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and develop new safety standards for natural gas storage facilities, which is expected to be finalized in 2019. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of hazardous liquid or natural gas pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment.
In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which we conduct operations typically have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines. Under such state regulatory programs, states have the authority to conduct pipeline inspections, to investigate accidents and to oversee compliance and enforcement, safety programs and record maintenance and reporting. Congress, PHMSA and individual states may pass or implement additional safety requirements that could result in increased compliance costs for us and other companies in our industry. For example, federal construction, maintenance and inspection standards under the NGPSA that apply to pipelines in relatively populated areas may not apply to gathering lines running through rural regions. This “rural gathering exemption” under the NGPSA presently exempts substantial portions of our gathering facilities located outside of cities, towns or any area designated as residential or commercial from jurisdiction under the NGPSA, but does not apply to our intrastate natural gas pipelines. In recent years, the PHMSA has considered changes to this rural gathering exemption, including publishing an advance notice of proposed rulemaking relating to gas pipelines in 2011, in which the agency sought public comment on possible changes to the definition of “high consequence areas” and “gathering lines” and the strengthening of pipeline integrity management requirements. In April 2016, pursuant to one of the requirements of the 2011 Pipeline Safety Act, PHMSA published a proposed rulemaking that, among other things, would expand certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; require natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and require certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for natural gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. PHMSA has not yet finalized the March 2016 proposed rulemaking, but is expected to do so in 2019.
In January 2017, PHMSA issued a final rule amending federal safety standards for hazardous liquid pipelines. The final rule is the latest step in a lengthy rulemaking process that began in 2010 with a request for comments and continued with publication of a rulemaking proposal in October 2015. The general effective date of this final rule is six months from publication in the Federal Register, but it is currently subject to further administrative review in connection with the transition of Presidential administrations and thus, implementation of this final rule remains uncertain. The final rule addresses several areas including reporting requirements for gravity and unregulated gathering lines, inspections after weather or climatic events, leak detection system requirements, revisions to repair criteria and other integrity management revisions. In addition, PHMSA issued regulations on January 23, 2017, on operator qualification, cost recovery, accident and incident notification and other pipeline safety changes that are now effective. These regulations are also subject, however, to potential further review in connection with the transition of Presidential administrations. A final rulemaking is expected in 2019. Historically, our pipeline safety costs have not had a material adverse effect on our business or results of operations but there is no assurance that such costs will not be material in the future, whether due to elimination of the rural gathering exemption or otherwise due to changes in pipeline safety laws and regulations.
In another example of how future legal requirements could result in increased compliance costs, notwithstanding the applicability of the federal OSHA’s Process Safety Management (“PSM”) regulations and the EPA’s Risk Management Planning (“RMP”) requirements at regulated facilities, PHMSA and one or more state regulators, including the TRRC, have in recent years, expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, in order to assess compliance of such equipment and pipelines with hazardous liquid pipeline safety requirements. To the extent that these actions are pursued by PHMSA, midstream operators of NGL fractionation facilities and associated storage facilities subject to such inspection may be required to make operational changes or modifications at their facilities to meet standards beyond current PSM and RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.
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
We currently own or lease sites that have been used over the years by prior owners and lessees and by us for various activities related to gathering, processing, storage and transmission of natural gas, NGLs, crude oil and refined products. Waste disposal practices within the oil and gas industry have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some hydrocarbons and wastes have been disposed of or otherwise released on or under various sites during the operating history of those facilities that are now owned or leased by us. Notwithstanding the possibility that these releases may have occurred during the ownership or operation of these assets by others, these sites may be subject to CERCLA, RCRA and comparable state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or contamination (including soil and groundwater contamination) or to prevent the migration of contamination.
As of December 31, 2018 and 2017, accruals of $337 million and $372 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including, for example, certain matters assumed in connection with our acquisition of the HPL System, our acquisition of Transwestern, potential environmental liabilities for three sites that were formerly owned by Titan Energy Partners, L.P. or its predecessors, and the predecessor owner’s share of certain environmental liabilities of ETC OLP.
The Partnership is subject to extensive and frequently changing federal, tribal, state and local laws and regulations, including those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and remediation efforts at many of Sunoco, Inc.’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $263 million and $284 million at December 31, 2018 and 2017, respectively, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by Sunoco, Inc., closed and/or sold refineries and other formerly owned sites. In December 2013, a wholly-owned captive insurance company was established for these legacy sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company. As of December 31, 2018, the captive insurance company held $183 million of cash and investments.
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
In general, a remediation site or issue is typically evaluated on an individual basis based upon information available for the site or issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (for example, service station sites) in determining the amount of probable loss accrual to be recorded. The estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance allows us the minimum amount of the range to accrue. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheet reflected $337 million in environmental accruals as of December 31, 2018.
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
Air Emissions. Our operations are subject to the federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, such as our processing plants and compression facilities, expected to produce air emissions or to result in the increase of existing air emissions, that we obtain and strictly comply with air permits containing various emissions and operational limitations, or that we utilize specific emission control technologies to limit emissions. We will incur capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. In addition, our processing plants, pipelines and compression facilities are subject to increasingly stringent regulations, including regulations that require the installation of control technology or the implementation of work practices to control hazardous air pollutants. Moreover, the Clean Air Act requires an operating permit for major sources of emissions and this requirement applies to some of our facilities. Historically, our costs for compliance with existing Clean Air Act and comparable state law requirements have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future. The EPA and state agencies are often considering, proposing or finalizing new regulations that could impact our existing operations and the costs and timing of new infrastructure development. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the United States counties as either “attainment/unclassifiable” or “unclassifiable.” In April 2018 and July 2018, the EPA issued area designations for all areas not addressed in the November 2017 rule. States with moderate or high nonattainment areas must submit state implementation plans to the EPA by October 2021. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to our customers’ operations. Compliance with this or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.
Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended, (“Clean Water Act”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In May 2015, the EPA issued a final rule that attempts to clarify the federal jurisdictional reach over waters of the United States but this rule has been stayed nationwide by the United States Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. In June 2015, the EPA and the United States Army Corps of Engineers (“USACE”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States, but legal challenges to this rule followed. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the United States Supreme Court agreed to hear the case. The EPA and USACE proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a proposed rule in November 2017 specifying that the contested May 2015 rule would not take effect until two years after the November 2017 proposed rule was finalized and published in the Federal Register. In January 2018, the United States Supreme Court issued a decision finding that jurisdiction resides with the federal district courts. Also in January 2018, the EPA and USACE finalized a rule that would delay applicability of the rule to two years from the rule’s publication in the Federal Register. The EPA and USACE formally proposed a rule revising the definition of “waters of the United States” in December 2018. The proposed definition would substantially reduce the scope of waters that fall within the Clean Water Act’s jurisdiction, in part by excluding ephemeral streams. The EPA and USACE had previously determined that ephemeral streams could potentially qualify as “waters of the United States,” which would not be possible under the proposed definition. As a result of these developments, future implementation of the June 2015 rule or any replacement rule is uncertain at this time, but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, our operations as well as our exploration and production customers’ drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
Climate Change. Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, the Subpart OOOOa standards have been subject to attempts by the EPA to stay portions of those standards, and the agency proposed rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of Subpart OOOOa in its entirety. In September 2018, the EPA proposed amendments to Subpart OOOOa that would reduce the 2016 standards’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 standards and the EPA’s attempts to delay the implementation of the rule. This rule, should it remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. In August 2017, the United States State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.
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
Employees
As of December 31, 2018, ETO and its consolidated subsidiaries employed an aggregate of 11,768 persons, 1,434 of which are represented by labor unions. We believe that our relations with our employees are satisfactory.
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
The amount of cash we can distribute to our Series A Preferred Units, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units and our common unitholder, ET (collectively, “Unitholders”) depends upon the amount of cash we generate from our operations and from our subsidiaries, Sunoco LP and USAC. The amount of cash we generate from our operations will fluctuate from quarter to quarter and will depend upon, among other things:

•	the amount of natural gas, NGLs, crude oil and refined products transported in our pipelines;

•	the level of throughput in our processing and treating operations;

•	the fees we charge and the margins we realize for our services;

•	the price of natural gas, NGLs, crude oil and refined products;

•	the relationship between natural gas, NGL and crude oil prices;

•	the weather in our operating areas;

•	the level of competition from other midstream, transportation and storage and other energy providers;

•	the level of our operating costs;

•	prevailing economic conditions; and

•	the level and results of our derivative activities.
In addition, the actual amount of cash we and our subsidiaries, including Sunoco LP and USAC, will have available for distribution will also depend on other factors, such as:

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
Because of all these factors, we cannot guarantee that we will have sufficient available cash to pay a specific level of cash distributions to holders of our Unitholders.
Furthermore, our Unitholders should be aware that the amount of cash we have available for distribution depends primarily upon our cash flow and is not solely a function of profitability, which is affected by non-cash items. As a result, we may declare and/or pay cash distributions during periods when we record net losses.
Sunoco LP and USAC may issue additional common units, which may increase the risk that Sunoco LP or USAC will not have sufficient available cash to maintain or increase its per unit distribution level.
The partnership agreements of Sunoco LP and USAC allow each partnership to issue an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by each respective partnership will have the following effects:

•	Unitholders’ current proportionate ownership interest in each partnership will decrease;

•	the amount of cash available for distribution on each common unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding common unit may be diminished; and

•	the market price of each partnership’s common units may decline.
The payment of distributions on any additional units issued by Sunoco LP and USAC may increase the risk that either partnership may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to meet our obligations.
Our debt level and debt agreements may limit our ability to make distributions to Unitholders and may limit our future financial and operating flexibility.
As of December 31, 2018, we had approximately $40.51 billion of consolidated debt, excluding the debt of our unconsolidated joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:

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
In addition to our exposure to commodity prices, we have exposure to changes in interest rates. Approximately $8.54 billion of our consolidated debt as of December 31, 2018 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.
The credit and risk profile of our General Partner and its owners could adversely affect our credit ratings and profile.
The credit and business risk profiles of our General Partner, and of ET as the indirect owner of our General Partner, may be factors in credit evaluations of us due to the significant influence of our General Partner and ET over our business activities, including our cash distributions, acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of our General Partner and its owners, including the degree of their financial leverage and their dependence on cash flow from the Partnership to service their indebtedness.
ET has significant indebtedness outstanding and is dependent principally on the cash distributions from its general and limited partner equity interests in us to service such indebtedness. Any distributions by us to ET will be made only after satisfying our then current obligations to our creditors. Although we have taken certain steps in our organizational structure, financial reporting and contractual relationships to reflect the separateness of us, ETP GP and ETP LLC from the entities that control ETP GP (ET and its general partner), our credit ratings and business risk profile could be adversely affected if the ratings and risk profiles of such entities were viewed as substantially lower or riskier than ours.
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
A reduction in Sunoco LP’s distributions will disproportionately affect the amount of cash distributions to which ETO is entitled.
ETO indirectly owns all of the IDRs of Sunoco LP. These IDRs entitle the holder to receive increasing percentages of total cash distributions made by Sunoco LP as such entity reaches established target cash distribution levels as specified in its partnership agreement. ETO currently receives its pro rata share of cash distributions from Sunoco LP based on the highest sharing level of 50% in respect of the Sunoco LP IDRs.
A decrease in the amount of distributions by Sunoco LP to less than $0.6563 per unit per quarter would reduce ETO’s percentage of the incremental cash distributions from Sunoco LP above $0.5469 per unit per quarter from 50% to 25%. As a result, any such reduction in quarterly cash distributions from Sunoco LP would have the effect of disproportionately reducing the amount of all distributions that ETO receives, based on its ownership interest in the IDRs as compared to cash distributions received from its Sunoco LP common units.
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
Unlike a corporation, our partnership agreement requires us to distribute, on a quarterly basis, 100% of our Available Cash (as defined in our partnership agreement) to our Unitholders of record and our General Partner. Available Cash is generally all of our cash on hand as of the end of a quarter, adjusted for cash distributions and net changes to reserves. Our General Partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves or the reserves of our operating subsidiaries in amounts it determines in its reasonable discretion to be necessary or appropriate:

•	to provide for the proper conduct of our business and the businesses of our operating subsidiaries (including reserves for future capital expenditures and for our anticipated future credit needs);

•	to provide funds for distributions to our preferred unitholders; or

•	to comply with applicable law or any of our loan or other agreements.
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
Risks Related to Conflicts of Interest
Although we control Sunoco LP and USAC through our ownership of Sunoco LP’s and USAC’s general partners, Sunoco LP’s and USAC’s general partners owe fiduciary duties to Sunoco LP and Sunoco LP’s unitholders and USAC and USAC’s unitholders, respectively, which may conflict with our interests.
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, on the one hand, and Sunoco LP and USAC and their respective limited partners, on the other hand. The directors and officers of Sunoco LP’s and USAC’s general partners have fiduciary duties to manage Sunoco LP and USAC, respectively, in a manner beneficial to us. At the same time, the general partners have fiduciary duties to manage Sunoco LP and USAC in a manner beneficial to Sunoco LP and USAC and their respective limited partners. The boards of directors of Sunoco LP’s and USAC’s general partner will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest.
For example, conflicts of interest with Sunoco LP and USAC may arise in the following situations:

•	the allocation of shared overhead expenses to Sunoco LP, USAC and us;

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Sunoco LP and USAC, on the other hand;

•	the determination of the amount of cash to be distributed to Sunoco LP’s and USAC’s partners and the amount of cash to be reserved for the future conduct of Sunoco LP’s and USAC’s businesses;

•	the determination whether to make borrowings under Sunoco LP’s and USAC’s revolving credit facilities to pay distributions to their respective partners;

•
the determination of whether a business opportunity (such as a commercial development opportunity or an acquisition) that we may become aware of independently of Sunoco LP and USAC is made available for Sunoco LP and USAC to pursue; and

•	any decision we make in the future to engage in business activities independent of Sunoco LP and USAC.
The fiduciary duties of our General Partner’s officers and directors may conflict with those of Sunoco LP’s or USAC’s respective general partners.
Conflicts of interest may arise because of the relationships among Sunoco LP, USAC, their general partners and us. Our General Partner’s directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our Unitholders. Some of our General Partner’s directors or officers are also directors and/or officers of Sunoco LP’s general partner or USAC’s general partner, and have fiduciary duties to manage the respective businesses of Sunoco LP and USAC in a manner beneficial to Sunoco LP, USAC and their respective Unitholders. The resolution of these conflicts may not always be in our best interest or that of our Unitholders.
Potential conflicts of interest may arise among our General Partner, its affiliates and us. Our General Partner and its affiliates have limited fiduciary duties to us, which may permit them to favor their own interests to the detriment of us.
Conflicts of interest may arise among our General Partner and its affiliates, on the one hand, and us, on the other hand. As a result of these conflicts, our General Partner may favor its own interests and the interests of its affiliates over our interests. These conflicts include, among others, the following:

•
our General Partner is allowed to take into account the interests of parties other than us, including Sunoco LP and USAC, and their respective affiliates and any general partners and limited partnerships acquired in the future, in resolving conflicts of interest, which has the effect of limiting its fiduciary duties to us.

•
our General Partner has limited its liability and reduced its fiduciary duties under the terms of our partnership agreement, while also restricting the remedies available for actions that, without these limitations, might constitute breaches of fiduciary duty. As a result of purchasing our units, Unitholders consent to various actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•
our General Partner determines the amount and timing of our investment transactions, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available for distribution.

•	our General Partner determines which costs it and its affiliates have incurred are reimbursable by us.

•
our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such payments or additional contractual arrangements are fair and reasonable to us.

•	our General Partner controls the enforcement of obligations owed to us by it and its affiliates.

•	our General Partner decides whether to retain separate counsel, accountants or others to perform services for us.
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
Certain of our executive officers and directors are also officers and/or directors of ET. These relationships may create conflicts of interest regarding corporate opportunities and other matters. The resolution of any such conflicts may not always be in our or our Unitholders’ best interests. In addition, these overlapping executive officers and directors allocate their time among us and ET. These officers and directors face potential conflicts regarding the allocation of their time, which may adversely affect our business, results of operations and financial condition.
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
ET indirectly owns our General Partner and as a result controls us. The directors and officers of our General Partner and its affiliates have fiduciary duties to manage our General Partner in a manner that is beneficial to ET, the sole owner of our General Partner. At the same time, our General Partner has contractually-limited fiduciary duties to our Unitholders. Therefore, our General Partner’s duties to us may conflict with the duties of its officers and directors to ET as its sole owner. As a result of these conflicts of interest, our General Partner may favor its own interest or those of ET or their owners or affiliates over the interest of our Unitholders.
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

•	our General Partner is allowed to take into account the interests of parties in addition to us, including ET, in resolving conflicts of interest, thereby limiting its fiduciary duties to us.

•	our General Partner’s affiliates, including ET, are not prohibited from engaging in other businesses or activities, including those in direct competition with us.

•
our General Partner determines the amount and timing of our asset purchases and sales, capital expenditures, borrowings, repayments of debt, issuances of equity and debt securities and cash reserves, each of which can affect the amount of cash that is distributed to Unitholders and to ET.

•
neither our partnership agreement nor any other agreement requires ET or its affiliates to pursue a business strategy that favors us. The directors and officers of the general partners of ET have a fiduciary duty to make decisions in the best interest of their members, limited partners and Unitholders, which may be contrary to our best interests.

•	some of the directors and officers of ET who provide advice to us also may devote significant time to the businesses of ET and will be compensated by them for their services.

•	our General Partner determines which costs, including allocated overhead costs, are reimbursable by us.

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
We and our subsidiaries, including Sunoco LP and USAC, are exposed to the credit risk of our customers and derivative counterparties, and an increase in the nonpayment and nonperformance by our customers or derivative counterparties could reduce our ability to make distributions to our Unitholders.
The risks of nonpayment and nonperformance by our, Sunoco LP’s and USAC’s customers are a major concern in our business. Participants in the energy industry have been subjected to heightened scrutiny from the financial markets in light of past collapses and failures of other energy companies. We, Sunoco LP and USAC are subject to risks of loss resulting from nonpayment or nonperformance by our, Sunoco LP’s and USAC’s customers. Commodity price volatility and/or the tightening of credit in the financial markets may make it more difficult for customers to obtain financing and, depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by our customers. To the extent one or more of our customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. In addition, our risk management activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our risk management policies and procedures are not properly followed. Any material nonpayment or nonperformance by our customers or our derivative counterparties could reduce our ability to make distributions to our Unitholders. Any substantial increase in the nonpayment and nonperformance by our customers could have a material effect on our, Sunoco LP’s and USAC’s results of operations and operating cash flows.
We compete with other businesses in our market with respect to attracting and retaining qualified employees.
Our continued success depends on our ability to attract and retain qualified personnel in all areas of our business. We compete with other businesses in our market with respect to attracting and retaining qualified employees. A tight labor market, increased overtime and a higher full-time employee ratio may cause labor costs to increase. A shortage of qualified employees may require us to enhance wage and benefits packages in order to compete effectively in the hiring and retention of such employees or to hire more expensive temporary employees. No assurance can be given that our labor costs will not increase, or that such increases can be recovered through increased prices charged to customers. We are especially vulnerable to labor shortages in oil and gas drilling areas when energy prices drive higher exploration and production activity.
Income from our midstream, transportation, terminalling and storage operations is exposed to risks due to fluctuations in the demand for and price of natural gas, NGLs, crude oil and refined products that are beyond our control.
The prices for natural gas, NGLs, crude oil and refined products reflect market demand that fluctuates with changes in global and United States economic conditions and other factors, including:

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

We may be unable to retain or replace existing midstream, transportation, terminalling and storage customers or volumes due to declining demand or increased competition in crude oil, refined products, natural gas and NGL markets, which would reduce our revenues and limit our future profitability.
The retention or replacement of existing customers and the volume of services that we provide at rates sufficient to maintain or increase current revenues and cash flows depends on a number of factors beyond our control, including the price of and demand for crude oil, refined products, natural gas and NGLs in the markets we serve and competition from other service providers.
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
The volume of crude oil and refined products transported through our crude oil and refined products pipelines and terminal facilities depends on the availability of attractively priced crude oil and refined products in the areas serviced by our assets. A period of sustained price reductions for crude oil or refined products could lead to a decline in drilling activity, production and refining of crude oil or import levels in these areas. A period of sustained increases in the price of crude oil or refined products supplied from or delivered to any of these areas could materially reduce demand for crude oil or refined products in these areas. In either case, the volumes of crude oil or refined products transported in our crude oil and refined products pipelines and terminal facilities could decline.
The loss of existing customers by our midstream, transportation, terminalling and storage facilities or a reduction in the volume of the services our customers purchase from us, or our inability to attract new customers and service volumes would negatively affect our revenues, be detrimental to our growth, and adversely affect our results of operations.
Our midstream facilities and transportation pipelines provide services related to natural gas wells that experience production declines over time, which we may not be able to replace with natural gas production from newly drilled wells in the same natural gas basins or in other new natural gas producing areas.
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
For our midstream segment, we generally analyze gross margin based on fee-based margin (which includes revenues from processing fee arrangements) and non-fee based margin (which includes gross margin earned on percent-of-proceeds and keep-whole arrangements). For the years ended December 31, 2018, 2017 and 2016, gross margin from our midstream segment totaled $2.38 billion, $2.18 billion and $1.80 billion, respectively, of which fee-based revenues constituted 76%, 77% and 86%, respectively, and non-fee based margin constituted 24%, 23% and 14%, respectively. The amount of gross margin earned by our midstream segment from fee-based and non-fee based arrangements (individually and as a percentage of total revenues) will be impacted by the volumes associated with both types of arrangements, as well as commodity prices; therefore, the dollar amounts and the relative magnitude of gross margin from fee-based and non-fee based arrangements in future periods may be significantly different from results reported in previous periods.

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
A significant decrease in demand for motor fuel, including increased consumer preference for alternative motor fuels or improvements in fuel efficiency, in the areas Sunoco LP serves would reduce their ability to make distributions to unitholders.
Sales of refined motor fuels account for approximately 97% of Sunoco LP’s total revenues and 71% of continuing operations gross profit. A significant decrease in demand for motor fuel in the areas Sunoco LP serves could significantly reduce revenues and Sunoco LP’s ability to make distributions to its unitholders. Sunoco LP revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in their areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of Sunoco LP’s operating costs and expenses are fixed and do not vary with the volumes of motor fuel distributed, their costs and expenses might not decrease ratably or at all should they experience such a reduction. As a result, Sunoco LP may experience declines in their profit margin if fuel distribution volumes decrease.
Any technological advancements, regulatory changes or changes in consumer preferences causing a significant shift toward alternative motor fuels could reduce demand for the conventional petroleum based motor fuels Sunoco LP currently sells. Additionally, a shift toward electric, hydrogen, natural gas or other alternative-power vehicles could fundamentally change customers' shopping habits or lead to new forms of fueling destinations or new competitive pressures.
New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. Any of these outcomes could result in fewer visits to Sunoco LP’s convenience stores or independently operated commission agents and dealer locations, a reduction in demand from their wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on Sunoco LP’s business, financial condition, results of operations and cash available for distribution to unitholders.
The industries in which Sunoco LP operates are subject to seasonal trends, which may cause its operating costs to fluctuate, affecting its cash flow.
Sunoco LP relies in part on customer travel and spending patterns, and may experience more demand for gasoline in the late spring and summer months than during the fall and winter. Travel, recreation and construction are typically higher in these months in the geographic areas in which Sunoco LP or its commission agents and dealers operate, increasing the demand for motor fuel that they sell and distribute. Therefore, Sunoco LP’s revenues and cash flows are typically higher in the second and third quarters of our fiscal year. As a result, Sunoco LP’s results from operations may vary widely from period to period, affecting Sunoco LP’s cash flow.
Sunoco LP’s financial condition and results of operations are influenced by changes in the prices of motor fuel, which may adversely impact margins, customers’ financial condition and the availability of trade credit.
Sunoco LP’s operating results are influenced by prices for motor fuel. General economic and political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and petroleum costs. Significant increases or high volatility in petroleum costs could impact consumer demand for motor fuel and convenience merchandise. Such volatility makes it difficult to predict the impact that future petroleum costs fluctuations may have on Sunoco LP’s operating results and financial condition. Sunoco LP is subject to dealer tank wagon pricing structures at certain locations further contributing to margin volatility. A significant change in any of these factors could materially impact both wholesale and retail fuel margins, the volume of motor fuel distributed or sold at retail, and overall customer traffic, each of which in turn could have a material adverse effect on Sunoco LP’s business, financial condition, results of operations and cash available for distribution to unitholders.
Significant increases in wholesale motor fuel prices could impact Sunoco LP as some of their customers may have insufficient credit to purchase motor fuel from us at their historical volumes. Higher prices for motor fuel may also reduce access to trade credit support or cause it to become more expensive.
The dangers inherent in the storage and transportation of motor fuel could cause disruptions in Sunoco LP’s operations and could expose them to potentially significant losses, costs or liabilities.
Sunoco LP stores motor fuel in underground and aboveground storage tanks. Sunoco LP transports the majority of its motor fuel in its own trucks, instead of by third-party carriers. Sunoco LP’s operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, traffic accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to its properties and the properties of others. Any such event not covered by Sunoco LP’s insurance could have a material adverse effect on its business, financial condition, results of operations and cash available for distribution to unitholders.
Sunoco LP’s fuel storage terminals are subject to operational and business risks which may adversely affect their financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Sunoco LP’s fuel storage terminals are subject to operational and business risks, the most significant of which include the following:

•	the inability to renew a ground lease for certain of their fuel storage terminals on similar terms or at all;

•	the dependence on third parties to supply their fuel storage terminals;

•	outages at their fuel storage terminals or interrupted operations due to weather-related or other natural causes;

•	the threat that the nation’s terminal infrastructure may be a future target of terrorist organizations;

•	the volatility in the prices of the products stored at their fuel storage terminals and the resulting fluctuations in demand for storage services;

•	the effects of a sustained recession or other adverse economic conditions;

•
the possibility of federal and/or state regulations that may discourage their customers from storing gasoline, diesel fuel, ethanol and jet fuel at their fuel storage terminals or reduce the demand by consumers for petroleum products;

•	competition from other fuel storage terminals that are able to supply their customers with comparable storage capacity at lower prices; and

•	climate change legislation or regulations that restrict emissions of GHGs could result in increased operating and capital costs and reduced demand for our storage services.
The occurrence of any of the above situations, amongst others, may affect operations at their fuel storage terminals and may adversely affect Sunoco LP’s business, financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Negative events or developments associated with Sunoco LP’s branded suppliers could have an adverse impact on its revenues.
Sunoco LP believes that the success of its operations is dependent, in part, on the continuing favorable reputation, market value, and name recognition associated with the motor fuel brands sold at Sunoco LP’s convenience stores and at stores operated by its independent, branded dealers and commission agents. Erosion of the value of those brands could have an adverse impact on the volumes of motor fuel Sunoco LP distributes, which in turn could have a material adverse effect on its business, financial condition, results of operations and ability to make distributions to its unitholders.
The wholesale motor fuel distribution industry and convenience store industry are characterized by intense competition and fragmentation and impacted by new entrants. Failure to effectively compete could result in lower margins.
The market for distribution of wholesale motor fuel is highly competitive and fragmented, which results in narrow margins. Sunoco LP has numerous competitors, some of which may have significantly greater resources and name recognition than it does. Sunoco LP relies on its ability to provide value-added, reliable services and to control its operating costs in order to maintain our margins and competitive position. If Sunoco LP fails to maintain the quality of its services, certain of its customers could choose alternative distribution sources and margins could decrease. While major integrated oil companies have generally continued to divest retail sites and the corresponding wholesale distribution to such sites, such major oil companies could shift from this strategy and decide to distribute their own products in direct competition with Sunoco LP, or large customers could attempt to buy directly from the major oil companies. The occurrence of any of these events could have a material adverse effect on Sunoco LP’s business, financial condition, results of operations and cash available for distribution to unitholders.
The geographic areas in which Sunoco LP operates and supplies independently operated commission agent and dealer locations are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we and our independently operated commission agents and dealers sell in stores. Sunoco LP competes with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, mass merchants and local restaurants. Over the past two decades, several non-traditional retailers, such as supermarkets, hypermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which Sunoco LP operates, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and Sunoco LP expects their market share will continue to grow.
In some of Sunoco LP’s markets, its competitors have been in existence longer and have greater financial, marketing, and other resources than they or their independently operated commission agents and dealers do. As a result, Sunoco LP’s competitors may be able to better respond to changes in the economy and new opportunities within the industry. To remain competitive, Sunoco LP must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that they offer a selection of convenience products and services at competitive prices to meet consumer demand. Sunoco LP must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. Sunoco LP may not be able to compete successfully against current and future competitors, and competitive pressures faced by Sunoco LP could have a material adverse effect on its business, results of operations and cash available for distribution to unitholders.
Sunoco LP currently depends on a limited number of principal suppliers in each of its operating areas for a substantial portion of its merchandise inventory and its products and ingredients for its food service facilities. A disruption in supply or a change in either relationship could have a material adverse effect on its business.
Sunoco LP currently depends on a limited number of principal suppliers in each of its operating areas for a substantial portion of its merchandise inventory and its products and ingredients for its food service facilities. If any of Sunoco LP’s principal suppliers elect not to renew their contracts, Sunoco LP may be unable to replace the volume of merchandise inventory and products and ingredients currently purchased from them on similar terms or at all in those operating areas. Further, a disruption in supply or a significant change in Sunoco LP’s relationship with any of these suppliers could have a material adverse effect on Sunoco LP’s business, financial condition and results of operations and cash available for distribution to unitholders.
Sunoco LP may be subject to adverse publicity resulting from concerns over food quality, product safety, health or other negative events or developments that could cause consumers to avoid its retail locations or independently operated commission agent or dealer locations.
Sunoco LP may be the subject of complaints or litigation arising from food-related illness or product safety which could have a negative impact on its business. Negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, food service facilities, employee relations or other matters related to its operations may materially adversely affect demand for its food and other products and could result in a decrease in customer traffic to its retail stores or independently operated commission agent or dealer locations.

It is critical to Sunoco LP’s reputation that they maintain a consistent level of high quality at their food service facilities and other franchise or fast food offerings. Health concerns, poor food quality or operating issues stemming from one store or a limited number of stores could materially and adversely affect the operating results of some or all of their stores and harm the company-owned brands, continuing favorable reputation, market value and name recognition.
USAC’s customers may choose to vertically integrate their operations by purchasing and operating their own compression fleet, increasing the number of compression units they currently own or using alternative technologies for enhancing crude oil production.
USAC’s customers that are significant producers, processors, gatherers and transporters of natural gas and crude oil may choose to vertically integrate their operations by purchasing and operating their own compression fleets in lieu of using USAC’s compression services. The historical availability of attractive financing terms from financial institutions and equipment manufacturers facilitates this possibility by making the purchase of individual compression units increasingly affordable to USAC's customers. In addition, there are many technologies available for the artificial enhancement of crude oil production, and USAC's customers may elect to use these alternative technologies instead of the gas lift compression services USAC provides. Such vertical integration, increases in vertical integration or use of alternative technologies could result in decreased demand for USAC's compression services, which may have a material adverse effect on its business, results of operations, financial condition and reduce its cash available for distribution.
A significant portion of USAC's services are provided to customers on a month-to-month basis, and USAC cannot be sure that such customers will continue to utilize its services.
USAC's contracts typically have an initial term of between six months and five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by USAC or USAC's customers upon notice as provided for in the applicable contract. As of December 31, 2018, approximately 47% of USAC's compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize its services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on USAC's business, results of operations, financial condition and cash available for distribution.
USAC’s Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of its common units.
USAC’s Preferred Units rank senior to all of its other classes or series of equity securities with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for its common units, or could make it more difficult for USAC to sell its common units in the future.
In addition, distributions on USAC’s Preferred Units accrue and are cumulative, at the rate of 9.75% per annum on the original issue price, which amounts to a quarterly distribution of $24.375 per Preferred Unit. If USAC does not pay the required distributions on its Preferred Units, USAC will be unable to pay distributions on its common units. Additionally, because distributions on USAC’s Preferred Units are cumulative, USAC will have to pay all unpaid accumulated distributions on the Preferred Units before USAC can pay any distributions on its common units. Also, because distributions on USAC’s common units are not cumulative, if USAC does not pay distributions on its common units with respect to any quarter, USAC’s common unitholders will not be entitled to receive distributions covering any prior periods if USAC later recommences paying distributions on its common units.
USAC’s Preferred Units are convertible into common units by the holders of USAC’s Preferred Units or by USAC in certain circumstances. USAC’s obligation to pay distributions on USAC’s Preferred Units, or on the common units issued following the conversion of USAC’s Preferred Units, could impact USAC’s liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions and other general Partnership purposes. USAC’s obligations to the holders of USAC’s Preferred Units could also limit its ability to obtain additional financing or increase its borrowing costs, which could have an adverse effect on its financial condition.
The use of derivative financial instruments could result in material financial losses by us.
From time to time, we and/or our subsidiaries have sought to reduce our exposure to fluctuations in commodity prices and interest rates by using derivative financial instruments and other risk management mechanisms and by our trading, marketing and/or system optimization activities. To the extent that we hedge our commodity price and interest rate exposures, we forgo the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.

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
Further, whether we have the power of eminent domain for our pipelines varies from state to state, depending upon the type of pipeline and the laws of the particular state and the ownership of the land to which we seek access. When we exercise eminent down rights or negotiate private agreements cases, we must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. The inability to exercise the power of eminent domain could negatively affect our business if we were to lose the right to use or occupy the property on which our pipelines are located. For example, following a recent decision issued in May 2017 by the federal Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Indian landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where an existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operators. Any loss of rights with respect to our real property, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders.

Sunoco LP does not own all of the land on which its retail service stations are located, and Sunoco LP leases certain facilities and equipment, and Sunoco LP is subject to the possibility of increased costs to retain necessary land use which could disrupt its operations.
Sunoco LP does not own all of the land on which its retail service stations are located. Sunoco LP has rental agreements for approximately 38.1% of the company, commission agent or dealer operated retail service stations where Sunoco LP currently controls the real estate. Sunoco LP also has rental agreements for certain logistics facilities. As such, Sunoco LP is subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. Sunoco LP is also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by Sunoco LP are leased from third parties for specific periods. Sunoco LP’s inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on its financial condition, results of operations and cash flows.
We, Sunoco LP and USAC may not be able to fully execute our growth strategy if we encounter increased competition for qualified assets.
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
As of December 31, 2018, our consolidated balance sheet reflected $4.89 billion of goodwill and $6.00 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
During the fourth quarter of 2018, the Partnership recognized goodwill impairments of $378 million related to our Northeast operations within the midstream segment primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded. These changes in assumptions reflect delays in the construction of third-party takeaway capacity in the Northeast. During 2018, Sunoco LP recognized a $30 million impairment charge on its contractual rights.
During the fourth quarter of 2017, the Partnership recognized goodwill impairments of $262 million in the interstate transportation and storage segment, $79 million in the NGL and refined products transportation and services segment and $452 million in the all other segment primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded. During 2017, Sunoco LP recognized goodwill an impairment of $102 million on its retail reporting unit.
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

If we and our subsidiaries do not make acquisitions on economically acceptable terms, our future growth could be limited.
Our results of operations and our ability to grow and to make distributions to Unitholders will depend in part on our ability to make acquisitions that are accretive to our distributable cash flow per unit.
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
During 2018, Trafigura US Inc. accounted for approximately 32% of our intrastate transportation and storage revenues. During 2018, Shell, Ascent Resources LLC and Antero Resources Corporation collectively accounted for 38% of our interstate transportation and storage revenues.
Our joint ventures, FEP and Citrus, also depend on key customers for the transport of natural gas through their pipelines. FEP has a small number of major shippers with one shipper accounting for approximately 64% of its revenues in 2018 while Citrus has long-term agreements with its top two customers which accounted for 59% of its 2018 revenue. For Trans-Pecos and Comanche Trail, CFE International LLC is the sole shipper.
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
The ability of interstate pipelines held in tax-pass-through entities, like us, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. Effective January 2018, the 2017 Tax and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is a non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs.
Included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule (Order No. 849) adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC regulated natural gas pipeline select one of four options: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates only as required related to the Tax Act and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Trunkline, ETC Tiger Pipeline, LLC and Panhandle filed their respective FERC Form No. 501-Gs on October 11, 2018. FEP, Lake Charles LNG and certain other operating subsidiaries filed their respective FERC Form No. 501-Gs on or about November 8, 2018. Rover, FGT, Transwestern and MEP filed their respective FERC Form No. 501-Gs on or about December 6, 2018. Because our existing jurisdictional rates were established based on a higher corporate tax rate, FERC or our shippers may challenge these rates in the future, and the resulting new rate may be lower than the rates we currently charge. For example, the FERC has recently initiated reviews of Panhandle’s and Southwest Gas Storage Company’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged are just and reasonable.  These reviews will require the filing of a cost and revenue study prior to the FERC issuing a decision.
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
Rate regulation or market conditions may not allow us to recover the full amount of increases in the costs of our crude oil, NGL and refined products pipeline operations.
Transportation provided on our common carrier interstate crude oil, NGL and refined products pipelines is subject to rate regulation by the FERC, which requires that tariff rates for transportation on these oil pipelines be just and reasonable and not unduly discriminatory. If we propose new or changed rates, the FERC or interested persons may challenge those rates and the FERC is authorized to suspend the effectiveness of such rates for up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the proposed rate is unjust or unreasonable, it is authorized to require the carrier to refund revenues in excess of the prior tariff during the term of the investigation. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.
The primary ratemaking methodology used by the FERC to authorize increases in the tariff rates of petroleum pipelines is price indexing. The FERC’s ratemaking methodologies may limit our ability to set rates based on our costs or may delay the use of rates that reflect increased costs. In October 2016, FERC issued an Advance Notice of Proposed Rulemaking seeking comment on a number of proposals, including: (1) whether the Commission should deny any increase in a rate ceiling or annual index-

based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior two years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. The comment period with respect to the proposed rules ended March 17, 2017. FERC has not yet taken any further action on the proposed rule. If the FERC’s indexing methodology changes, the new methodology could materially and adversely affect our financial condition, results of operations or cash flows.
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
In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Any changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, in January 2017, PHMSA issued a final rule for hazardous liquid pipelines that significantly expands the reach of certain PHMSA integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a HCA. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register is uncertain given the recent change in Presidential administrations. In a second example, in April 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressure (“MAOP”); and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements and also require consideration of seismicity in evaluating threats to pipelines. In 2018, PHMSA announced its intention to divide the original proposed rulemaking into three parts and issue three separate final rulemakings in 2019. PHMSA indicated that the first of the three final rulemakings could come as early as March 2019, although that timing is likely to be impacted by the federal government shutdown. The changes adopted or proposed by these rulemakings or made in future legal requirements could have a material adverse effect on our results of operations and costs of transportation services.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
The NGPSA and HLPSA were amended by the 2011 Pipeline Safety Act. Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines are above 30% of specified minimum yield strength, and operator verification of records confirming the MAOP of certain interstate natural gas transmission pipelines. In November 2018, PHMSA issued a final rule increasing the maximum administrative fines for safety violations were increased to account for inflation, with maximum civil penalties set at $213,268 per day, with a maximum of $2,132,679 for a series of violations. In June 2016, the 2016 Pipeline Safety Act was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities, which are expected in 2019. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of natural gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. In 2018, PHMSA announced its intention to divide the original proposed rulemaking into three parts and issue three separate final rulemakings in 2019. PHMSA indicated that the first of the three final rulemakings could come as early as March 2019, although that timing is likely to be impacted by the federal government shutdown from December 2018 through January 2019. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act, as further amended by the 2016 Pipeline Safety Act, as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition.
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
Changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the NAAQS for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the United States counties as either “attainment/unclassifiable” or “unclassifiable.” The EPA finalized its non-attainment designations for the remaining areas of the United States not addressed under the November 2017 final rule in April and July of 2018. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to our customers’ operations. Compliance with this final rule or any other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines or new restrictions or prohibitions with respect to permits or projects, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. Historically, we have been able to satisfy the more stringent nitrogen oxide emission reduction requirements that affect our compressor units in ozone non-attainment areas at reasonable cost, but there is no assurance that we will not incur material costs in the future to meet the new, more stringent ozone standard.
Regulations under the Clean Water Act, OPA and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations (“OSRO”s) to be available to respond to a spill on water from above-ground storage tanks or pipelines.
Transportation and storage of refined products over and adjacent to water involves risk and potentially subjects us to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. The Clean Water Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters, with the potential of substantial liability for the violation of permits or permitting requirements.
Terminal operations and associated facilities are subject to the Clean Air Act as well as comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies
Product liability claims and litigation could adversely affect our business and results of operations.
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
Climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the services we provide.
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
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart

OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, the Subpart OOOOa standards have been subject to attempts by the EPA to stay portions of those standards, and the agency proposed rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of Subpart OOOOa in its entirety. In September 2018, the EPA proposed amendments to Subpart OOOOa that would reduce the 2016 standards’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 standards and the EPA’s attempts to delay the implementation of the rule. This rule, should it remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. In August 2017, the United States State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.
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
Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and rules adopted by the Commodity Futures Trading Commission (the “CFTC”), the SEC and other prudential regulators establish federal regulation of the physical and financial derivatives, including OTC derivatives market and entities, such as us, participating in that market. While most of these regulations are already in effect, the implementation process is still ongoing and the CFTC continues to review and refine its initial rulemakings through additional interpretations and supplemental rulemakings. As a result, any new regulations or modifications to existing regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability and/or liquidity of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
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
We have preferred units that are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to stockholders of corporations that are subject to all of the corporate governance requirements of the applicable stock exchange.
A natural disaster, catastrophe or other event could result in severe personal injury, property damage and environmental damage, which could curtail our operations and otherwise materially adversely affect our cash flow and, accordingly, affect the market price of our Common Units.
Some of our operations involve risks of personal injury, property damage and environmental damage, which could curtail our operations and otherwise materially adversely affect our cash flow. For example, natural gas pipeline and other facilities operate at high pressures. Virtually all of our operations are exposed to potential natural disasters, including hurricanes, tornadoes, storms, floods and/or earthquakes.
If one or more facilities that are owned by us, or that deliver natural gas or other products to us, are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that supply our facilities or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to people, property or the environment, and repairs might take from a week or less for a minor incident to six months or more for a major interruption. Any event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our Unitholders.
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
As of December 31, 2018, approximately 12% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
The substantial majority of the components for our natural gas compression equipment are supplied by Caterpillar Inc., Cummins Inc. and Arrow Engine Company for engines, Air-X-Changers and Alfa Laval (US) for coolers, and Ariel Corporation, GE Oil & Gas Gemini products and Arrow Engine Company for compressor frames and cylinders. Our reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC, Standard Equipment Corp. and Genis Holdings LLC, to package and assemble our compression units. We do not have long-term contracts with these suppliers or packagers, and a partial or complete loss of any of these sources could have a negative impact on our results of operations and could damage our customer relationships. Some of these suppliers manufacture the components we purchase in a single facility, and any damage to that facility could lead to significant delays in delivery of completed compression units to us.

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
The liquefaction project is dependent upon securing long-term contractual arrangements for the off-take of LNG on terms sufficient to support the financial viability of the project.
LCL, our wholly-owned subsidiary, is in the process of developing a liquefaction project at the site of our existing regasification facility in Lake Charles, Louisiana. The project development agreement previously entered into in September 2013 with BG Group plc, a subsidiary of Shell, related to this project expired in February 2017. On June 28, 2017, LCL signed a memorandum of understanding with Korea Gas Corporation and Shell to study the feasibility of a joint development of the Lake Charles liquefaction project. The project would utilize existing dock and storage facilities owned by us located on the Lake Charles site. The parties’ determination as to the feasibility of the project will be particularly dependent upon the prospects for securing long-term contractual arrangements for the off-take of LNG which in turn will be dependent upon supply and demand factors affecting the price of LNG in foreign markets. The financial viability of the project will also be dependent upon a number of other factors, including the expected cost to construct the liquefaction facility, the terms and conditions of the financing for the construction of the liquefaction facility, the cost of the natural gas supply, the costs to transport natural gas to the liquefaction facility, the costs to operate the liquefaction facility and the costs to transport LNG from the liquefaction facility to customers in foreign markets (particularly Europe and Asia).  Some of these costs fluctuate based on a variety of factors, including supply and demand factors affecting the price of natural gas in the United States, supply and demand factors affecting the costs for construction services for large infrastructure projects in the United States, and general economic conditions, there can be no assurance that the parties will determine to proceed to develop this project.
The construction of the liquefaction project remains subject to further approvals and some approvals may be subject to further conditions, review and/or revocation.
While LCL has received authorization from the DOE to export LNG to non-FTA countries, the non-FTA authorization is subject to review, and the DOE may impose additional approval and permit requirements in the future or revoke the non-FTA authorization should the DOE conclude that such export authorization is inconsistent with the public interest.  The FERC order (issued December 17, 2015) authorizing LCL to site, construct and operate the liquefaction project contains a condition requiring all phases of the liquefaction project to be completed and in-service within five years of the date of the order. The order also requires the modifications to our Trunkline pipeline facilities that connect to our Lake Charles facility be complete by December 17, 2019 and additionally requires execution of a transportation contract for natural gas supply to the liquefaction facility prior to the initiation of construction of the liquefaction facility. Although we intend to file an application with the FERC to seek an extension of these completion dates for the project, the FERC may not grant this extension.
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
Sunoco LP is subject to federal laws related to the Renewable Fuel Standard.
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, certain independent refiners have initiated discussions with the EPA to change the way the Renewable Fuel Standard (“RFS”) is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINS”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINS it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINS to other obligated parties, which may cause an impact on the fuel margins associated with Sunoco LP’s sale of gasoline.
The occurrence of any of the events described above could have a material adverse effect on Sunoco LP’s business, financial condition, results of operations and cash available for distribution to its unitholders.
Sunoco LP is subject to federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products it purchases, stores, transports, and sells to its distribution customers.
Various federal, state, and local government agencies have the authority to prescribe specific product quality specifications for certain commodities, including commodities that Sunoco LP distributes. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce Sunoco LP’s ability to procure product, require it to incur additional handling costs and/or require the expenditure of capital. If Sunoco LP is unable to procure product or recover these costs through increased selling price, it may not be able to meet its financial obligations. Failure to comply with these regulations could result in substantial penalties for Sunoco LP.
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
The anticipated after-tax economic benefit of an investment in our Series A Preferred Units, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units (collectively, “ETO Preferred Units”) depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS, with respect to our classification as a partnership for federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation, we would pay federal income tax at the corporate tax rate, and we would likely pay additional state income taxes at varying rates. Distributions to holders of our ETO Preferred Units ("ETO Preferred Unitholders") would generally be taxed again as corporate distributions and instead of guaranteed payments for the use of capital, as described further below. Because a tax would then be imposed upon us as a corporation, our cash available for distribution to ETO Preferred Unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the ETO Preferred Unitholders.
At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our cash available for distribution to our ETO Preferred Unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
The tax treatment of publicly traded partnerships or an investment in our ETO Preferred Units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our ETO Preferred Units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing United States federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for United States federal income tax purposes.
However, any modification to the United States federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for United States federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in us. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in us.
If the IRS contests the federal income tax positions we take, the market for our ETO Preferred Units may be adversely affected and the costs of any such contest will reduce cash available for distributions to our ETO Preferred Unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our ETO Preferred Units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne by us reducing the cash available for distribution to our ETO Preferred Unitholders.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our ETO Preferred Unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each ETO Preferred Unitholder and former ETO Preferred Unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders, including ETO Preferred Unitholders and former ETO Preferred Unitholders, take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current ETO Preferred Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such ETO Preferred Unitholders did not own

ETO Preferred Units during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our ETO Preferred Unitholders might be substantially reduced.
ETO Preferred Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
ETO Preferred Unitholders, who will be treated as our partners, may receive allocations of taxable income different in amount than the cash we distribute. ETO Preferred Unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. ETO Preferred Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that result from that income.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our ETO Preferred Units that may result in adverse tax consequences to them.
Investment in the ETO Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts, and non-United States persons raises issues unique to them. The treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and such payments may be treated as unrelated business taxable income for federal income tax purposes. Distributions to non-United States ETO Preferred Unitholders will be subject to withholding taxes. If the amount of withholding exceeds the amount of United States federal income tax actually due, non-United States ETO Preferred Unitholders may be required to file United States federal income tax returns in order to seek a refund of such excess.
The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-United States ETO Preferred Unitholder's sale or exchange of an interest in a partnership that is engaged in a United States trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued.  Non-United States ETO Preferred Unitholders should consult a tax advisor before investing in our ETO Preferred Units.
We have subsidiaries that will be treated as corporations for federal income tax purposes and subject to corporate-level income taxes.
Even though we (as a partnership for United States federal income tax purposes) are not subject to United States federal income tax, some of our operations are currently conducted through subsidiaries that are organized as corporations for United States federal income tax purposes. The taxable income, if any, of subsidiaries that are treated as corporations for United States federal income tax purposes, is subject to corporate-level United States federal income taxes, which may reduce the cash available for distribution to us and, in turn, to our ETO Preferred Unitholders. If the IRS or other state or local jurisdictions were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, the cash available for distribution could be further reduced. The income tax return filings positions taken by these corporate subsidiaries require significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items. Despite our belief that the income tax return positions taken by these subsidiaries are fully supportable, certain positions may be successfully challenged by the IRS, state or local jurisdictions.
An ETO Preferred Unitholder whose ETO Preferred Units are the subject of a securities loan (e.g. a loan to a “short seller”) to cover a short sale of ETO Preferred Units may be considered as having disposed of those ETO Preferred Units. If so, the ETO Preferred Unitholder would no longer be treated for tax purposes as a partner with respect to those ETO Preferred Units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, an ETO Preferred Unitholder whose ETO Preferred Units are the subject of a securities loan may be considered as having disposed of the loaned ETO Preferred Units. In that case, the ETO Preferred Unitholder may no longer be treated for tax purposes as a partner with respect to those ETO Preferred Units during the period of the loan and may recognize gain or loss from such disposition. ETO Preferred Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their ETO Preferred Units are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their ETO Preferred Units.

ETO Preferred Unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our ETO Preferred Units.
In addition to federal income taxes, the ETO Preferred Unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. ETO Preferred Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of the jurisdictions. We currently own property or conduct business in many states, most of which impose an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal or corporate income tax. Further, ETO Preferred Unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each ETO Preferred Unitholder to file all federal, state and local tax returns.
Treatment of distributions on our ETO Preferred Units as guaranteed payments for the use of capital is uncertain and such distributions may not be eligible for the 20% deduction for qualified publicly traded partnership income.
The tax treatment of distributions on our ETO Preferred Units is uncertain.  We will treat ETO Preferred Unitholders as partners for tax purposes and will treat distributions on the ETO Preferred Units as guaranteed payments for the use of capital that will generally be taxable to ETO Preferred Unitholders as ordinary income. ETO Preferred Unitholders will recognize taxable income from the accrual of such a guaranteed payment (even in the absence of a contemporaneous cash distribution).  Otherwise, except in the case of our liquidation, ETO Preferred Unitholders are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to ETO Preferred Unitholders.  If the ETO Preferred Units were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to ETO Preferred Unitholders.
Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly traded partnership income, it is uncertain whether a guaranteed payment for the use of capital may constitute an allocable or distributive share of such income.  As a result the guaranteed payment for use of capital received by our ETO Preferred Units may not be eligible for the 20% deduction for qualified publicly traded partnership income.
An ETO Preferred Unitholder will be required to recognize gain or loss on a sale of ETO Preferred Units equal to the difference between the amount realized by such ETO Preferred Unitholder and such ETO Preferred Unitholder's tax basis in the ETO Preferred Units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such ETO Preferred Unitholder receives in exchange for such ETO Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of an ETO Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the ETO Preferred Unitholder to acquire such ETO Preferred Units. Gain or loss recognized by an ETO Preferred Unitholder on the sale or exchange of ETO Preferred Units held for more than one year generally will be taxable as long-term capital gain or loss. Because ETO Preferred Unitholders will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such ETO Preferred Unitholders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.
All ETO Preferred Unitholders are urged to consult a tax advisor with respect to the consequences of owning our ETO Preferred Units.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
A description of our properties is included in “Item 1. Business.” In addition, we own office buildings for our executive offices in Dallas, Texas and office buildings in Newton Square, Pennsylvania; Houston, San Antonio, and Austin, Texas. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
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
ITEM 3.  LEGAL PROCEEDINGS
Sunoco, Inc. and Sunoco, Inc. (R&M) (now known as Sunoco (R&M), LLC) (collectively, “Sunoco”) are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability, nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices claims. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of December 31, 2018, Sunoco is a defendant in six cases, including one case each initiated by the States of Maryland, Vermont and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants Energy Transfer Partners, L.P., ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals, L.P.
In late July 2018, the Court in the Vermont matter denied the State of Vermont’s motion to amend its complaint to add specific allegations regarding some of the sites the court previously dismissed. The State of Vermont and the defendants reached a settlement in principle to resolve the remaining statewide Vermont Case in September 2018. The parties are in the process of finalizing settlement documents.
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
In October 2016, the PHMSA issued a Notice of Probable Violation (“NOPVs”) and a Proposed Compliance Order (“PCO”) related to ETO’s West Texas Gulf pipeline in connection with repairs being carried out on the pipeline and other administrative and procedural findings. The proposed penalty is in excess of $100,000. The case went to hearing in March 2017 and remains open with PHMSA. ETO does not expect there to be a material impact to its results of operations, cash flows or financial position.
In April 2016, the PHMSA issued a NOPV, PCO and Proposed Civil Penalty related to certain procedures carried out during construction of ETO’s Permian Express 2 pipeline system in Texas.  The proposed penalties are in excess of $100,000. The case went to hearing in November 2016 and remains open with PHMSA. ETO does not expect there to be a material impact to its results of operations, cash flows or financial position.
In July 2016, the PHMSA issued a NOPV and PCO to our West Texas Gulf pipeline in connection with inspection and maintenance activities related to a 2013 incident on our crude oil pipeline near Wortham, Texas. The proposed penalties are in excess of $100,000. The case went to hearing in March 2017.  PHMSA Southwest Region has issued its post-hearing recommendations to PHMSA headquarters.  The recommendations included a provision for alteration of the number of instances of violation for one NOPV.

All remaining NOPVs are unchanged.  There was a minor reduction in the civil penalty expected due to a reduction in the number of instances of violation for one NOPV, and the Proposed Compliance Order was fully withdrawn.  We do not expect there to be a material impact to our results of operations, cash flows, or financial position.
In August 2017, the PHMSA issued a NOPV and a PCO in connection with alleged violations on ETO’s Nederland to Kilgore pipeline in Texas. The case remains open with PHMSA and the proposed penalties are in excess of $100,000. ETO does not expect there to be a material impact to its results of operations, cash flows or financial position.
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
The Ohio Environmental Protection Agency (“Ohio EPA”) has alleged that various environmental violations have occurred during construction of the Rover pipeline project. The alleged violations include inadvertent returns of drilling muds and fluids at horizontal directional drilling (“HDD”) locations in Ohio that affected waters of the State, storm water control violations, hydrostatic permit violations involving the alleged discharge of effluent with greater levels of pollutants than the permits allowed and allegedly not properly sampling or monitoring effluent for required parameters or reporting those alleged violations, and engaging in construction activities without an effective water quality certification. Although Rover has successfully completed clean-up mitigation for the alleged violations to Ohio EPA’s satisfaction, the Ohio EPA has proposed penalties and restitution of approximately $2.6 million in connection with the alleged violations and is seeking certain injunctive relief. The Ohio Attorney General filed a complaint in the Court of Common Pleas of Stark County, Ohio to obtain these remedies and that case remains pending and is in the early stages. Rover and other defendants filed several motions to dismiss and Ohio EPA filed a motion in opposition. The State’s opposition to those motions was filed on October 12, 2018. Rover and other defendants filed their replies on November 2, 2018. The court has not yet ruled on the motion. The State requested oral argument on the motion, but no argument has been scheduled to date. The timing or outcome of this matter cannot be reasonably determined at this time; however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
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
In late 2016, FERC Enforcement Staff began a non-public investigation of Rover’s demolition of the Stoneman House, a potential historic structure, in connection with Rover’s application for permission to construct a new interstate natural gas pipeline and related facilities.  Rover and ETO are cooperating with the investigation.  In March and April 2017, Enforcement Staff provided Rover its non-public preliminary findings regarding its investigation.  The company disagrees with those findings and intends to vigorously defend against any potential penalty. Given the stage of the proceeding, and the non-public nature of the preliminary findings and investigation, ETO is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any.
On July 25, 2017, the Pennsylvania Environmental Hearing Board (“EHB”) issued an order to SPLP to cease HDD activities in Pennsylvania related to the Mariner East 2 project. On August 1, 2017 the EHB lifted the order as to two drill locations. On August 3, 2017, the EHB lifted the order as to 14 additional locations. The EHB issued the order in response to a complaint filed by environmental groups against SPLP and the PADEP. The EHB Judge encouraged the parties to pursue a settlement with respect to the remaining HDD locations and facilitated a settlement meeting. On August 7, 2017 a final settlement was reached. A stipulated order has been submitted to the EHB Judge with respect to the settlement. The settlement agreement requires that SPLP reevaluate the design parameters of approximately 26 drills on the Mariner East 2 project and approximately 43 drills on the Mariner East 2X project. The settlement agreement also provides a defined framework for approval by PADEP for these drills to proceed after reevaluation. Additionally, the settlement agreement requires modifications to several of the HDD plans that are part of the PADEP permits. Those modifications have been completed and agreed to by the parties. SPLP continued throughout 2018 to complete HDDs on the Mariner East 2 project using the reevaluation process outlined in the EHB order.  On July 31, 2018, the environmental groups voluntarily dismissed their action in the EHB after reaching a settlement with the PADEP that did not involve SPLP.
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
On January 18, 2018, PHMSA issued a NOPV and a Proposed Civil Penalty in connection with alleged violations on our East Boston jet fuel pipeline in Boston, MA. We have paid the civil penalties of $121,000. The case was closed in October 2018.
Energy Transfer Company Field Services received NOV REG-0569-1701 on June 6, 2017 for emission events that occurred January 1, 2017 through April 16, 2017 at the Jal 3 gas plant. On September 11, 2017, the New Mexico Environmental Department sent ETO a settlement offer to resolve the NOV for a penalty of $596,278. Negotiations for this settlement offer are ongoing.
Energy Transfer Company Field Services received NOV REG-0569-1702 on December 8, 2017 for emission events that occurred April 17, 2017 through September 23, 2017 at the Jal 3 gas plant. On January 31, 2018, ETO received a settlement offer to resolve the NOV for a penalty of $602,138. Negotiations for this settlement offer are ongoing.
Energy Transfer Company Field Services received NOV REG-0569-1801 on February 13, 2018 for emission events that occurred September 25, 2017 through December 29, 2017 at the Jal 3 gas plant. On June, 11, 2018, the New Mexico Environmental Department sent ETO a settlement offer to resolve the NOV for a penalty of $268,213. Negotiations for this settlement offer are ongoing.
On June 29, 2018, Luminant Energy Company, LLC (“Luminant”) filed informal and formal complaints against Energy Transfer Fuel, LP (“ETF”), with the Railroad Commission of Texas (“TRRC”). Luminant’s complaints allege that absent an agreement between Luminant and ETF regarding the rate to be charged for bundled transportation and storage service, ETF must file a statement of intent with the TRRC to change the rate charged to Luminant for this service. ETF filed a response to Luminant’s informal complaint on July 16, 2018. ETF filed a response and motion to dismiss Luminant’s formal complaint on July 23, 2018. On August 16, 2018, a Commission Administrative Law Judge (“ALJ”) granted ETF’s motion to dismiss Luminant’s claims relating to unlawful abandonment and discrimination. The ALJ denied ETF’s motion to dismiss Luminant’s claims regarding the rate charged for service and the procedural process applicable to rate changes. Luminant appealed the decision. The appeal was denied by operation of law on October 1, 2018. A mediation of the informal complaint filed by Luminant was held on September 17, 2018 and no decision was reached. The parties executed new agreements for transportation and storage services effective December 1, 2018. Luminant has withdrawn its formal and informal complaints against ETF, (unopposed by ETF), as of January 2, 2019.
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
Energy Transfer Company Field Services received NOV REG-0569-1802 from the New Mexico Environmental Department on July 25, 2018 for emission events that occurred January 1, 2018 through April 30, 2018 at the Jal 3 gas plant. On September 25, 2018, ETO received a settlement offer to resolve the NOV for a penalty of $1,151,499. Negotiations for this settlement offer are ongoing.
On September 17, 2018, William D. Warner (“Plaintiff”), a purported Energy Transfer Partners, L.P. unitholder, filed a putative class action asserting violations of various provisions of the Securities Exchange Act of 1934 and various rules promulgated thereunder in connection with the Energy Transfer Merger against ETO, Kelcy L. Warren, Michael K. Grimm, Marshall S. McCrea,

Matthew S. Ramsey, David K. Skidmore, and W. Brett Smith (“Defendants”). Plaintiff specifically alleged that the proxy statement related to the Energy Transfer Merger omitted and/or misrepresented material information. On December 17, 2018, Plaintiff voluntarily dismissed his lawsuit.
Energy Transfer Field Company Services received NOV REG-0569-1803 from the New Mexico Environmental Department on November 8, 2018 for emission events that occurred May 1, 2018 through August 31, 2018 at the Jal 3 gas plant. On December 28, 2018, ETO received a settlement offer to resolve the NOV for a penalty of $1,405,652. Negotiations for this settlement offer are ongoing.
On September 10, 2018, a pipeline release and fire occurred on the Revolution Pipeline in the vicinity of Ivy Lane located in Center Township, Beaver County, Pennsylvania. There were no injuries but there were evacuations of local residents as a precautionary measure. The Pennsylvania Department of Environmental Protection (“PADEP”) and the Pennsylvania Public Utility Commission (“PUC”) are investigating the incident. On October 29, 2018, PADEP issued a Compliance Order requiring our subsidiary, ETC Northeast, to cease all earth disturbance activities at the site (except as necessary to repair and maintain existing Best Management Practices (“BMPs”) and temporarily stabilize disturbed areas), implement and/or maintain the Erosion and Sediment BMPs at the site, stake the limit of disturbance, identify and report all areas of non-compliance, and submit an updated Erosion and Sediment Control Plan, a Temporary Stabilization Plan, and an updated Post Construction Stormwater Management Plan. The scope of the Compliance Order has been expanded to include the disclosure to PADEP of alleged violations of environmental permits with respect to various construction and post-construction activities and restoration obligations along the 42-mile route of the Revolution line. ETC Northeast filed an appeal of the Compliance Order with the Pennsylvania Environmental Hearing Board.
On February 8, 2019, PADEP filed a Petition to Enforce the Compliance Order with Pennsylvania’s Commonwealth Court. The Court issued an Order on February 14, 2019 requiring the submission of an answer to the Petition on or before March 12, 2019, and scheduling a hearing on the Petition for March 26, 2019.  PADEP has also and issued a Permit Hold on any requests for approvals/permits or permit amendments made by us or any of our subsidiaries for any projects in Pennsylvania pursuant to the state’s water laws. We continue to work through these issues with PADEP.
In January 2019, we received notice from the DOJ on behalf of the EPA that an enforcement action was being pursued under the Clean Water Act for an estimated 450 barrel crude oil release from the pipeline operated by SPLP and owned by Mid-Valley. The release purportedly occurred in October 2014 on a nature preserve located in Hamilton County, Ohio, near Cincinnati, Ohio.  After discovery and notification of the release, SPLP conducted substantial emergency response and remedial efforts in three phases and that work is substantially complete. DOJ, on behalf of United States Department of Interior Fish and Wildlife, and the Ohio Attorney General, on behalf of Ohio EPA, along with technical representatives from those agencies have also been discussing natural resource damage assessment claims.  The timing and outcome of this matter cannot be reasonably determined at this time. However, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
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
For a description of other legal proceedings, see Note 10 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Description of Units
ETO Preferred Units
In November 2017, ETO issued 950,000 of its 6.250% Series A Preferred Units at a price of $1,000 per unit and 550,000 of its 6.625% Series B Preferred Units at a price of $1,000 per unit.  In April 2018, ETO issued 18 million of its 7.375% Series C Preferred Units at a price of $25 per unit. In July 2018, ETO issued 17.8 million of its 7.625% Series D Preferred Units at a price of $25 per unit. Subsequent to the Energy Transfer Merger, all of ETO’s Series A, Series B, Series C and Series D Preferred Units remain outstanding.
ETO Series A Preferred Units
Distributions on the Series A Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2023, at a rate of 6.250% per annum of the stated liquidation preference of $1,000. On and after February 15, 2023, distributions on the Series A Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.028% per annum. The Series A Preferred Units are redeemable at ETO’s option on or after February 15, 2023 at a redemption price of $1,000 per Series A Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series B Preferred Units
Distributions on the Series B Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2028, at a rate of 6.625% per annum of the stated liquidation preference of $1,000. On and after February 15, 2028, distributions on the Series B Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.155% per annum. The Series B Preferred Units are redeemable at ETO’s option on or after February 15, 2028 at a redemption price of $1,000 per Series B Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series C Preferred Units
Distributions on the Series C Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, May 15, 2023, at a rate of 7.375% per annum of the stated liquidation preference of $25. On and after May 15, 2023, distributions on the Series C Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.530% per annum. The Series C Preferred Units are redeemable at ETO’s option on or after May 15, 2023 at a redemption price of $25 per Series C Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series D Preferred Units
Distributions on the Series D Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, August 15, 2023, at a rate of 7.625% per annum of the stated liquidation preference of $25. On and after August 15, 2023, distributions on the Series D Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.738% per annum. The Series D Preferred Units are redeemable at ETO’s option on or after August 15, 2023 at a redemption price of $25 per Series D Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Cash Distribution Policy
General.  We will distribute all of our “Available Cash” to our Unitholders within 45 days following the end of each fiscal quarter. Our general partner does not receive a distribution.
Definition of Available Cash.  Available Cash is defined in our Partnership Agreement and generally means, with respect to any calendar quarter, all cash on hand at the end of such quarter:

•	Less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to:

•	provide for the proper conduct of our business (including reserves for future capital expenditures and for our future capital needs);

•	comply with applicable law and/or debt instrument or other agreement; or

•	provide funds for distributions to the Series A, Series B, Series C and Series D Preferred Unitholders.

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
As discussed in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” the Energy Transfer Merger resulted in the retrospective adjustment to consolidate Sunoco LP and Lake Charles LNG for all periods presented and USAC beginning April 2, 2018.
As discussed in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” the merger of legacy ETO (the entity named Energy Transfer Partners, L.P. prior to the merger) and legacy Sunoco Logistics in April 2017 resulted in legacy ETO being treated as the surviving entity from an accounting perspective. Accordingly, the selected financial data below reflects the consolidated financial information of legacy ETO.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Total revenues	$54,087	$40,523	$31,792	$36,096	$54,435
Operating income	5,402	2,765	1,975	2,341	2,461
Income from continuing operations	4,039	2,952	911	1,371	1,289
Balance Sheet Data (at period end):
Assets held for sale	—	3,313	3,588	3,681	3,372
Total assets (1)	88,442	86,484	78,984	71,117	63,928
Liabilities associated with assets held for sale	—	75	48	42	47
Long-term debt, less current maturities	37,853	36,971	36,251	30,505	24,831
Total equity	36,621	36,967	28,938	29,968	26,732
Other Financial Data:
Capital expenditures:
Maintenance (accrual basis) (2)	510	479	474	550	449
Growth (accrual basis) (2)	5,120	5,601	5,775	8,046	5,218
Cash paid for acquisitions	429	583	1,398	964	2,367

(1)	Includes assets held for sale

(2)	Maintenance and growth capital expenditures include Sunoco LP’s capital expenditures related to discontinued operations.

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
References to “we,” “us,” “our,” the “Partnership” and “ETO” shall mean Energy Transfer Operating, L.P. and its subsidiaries.
Overview
The primary activities and operating subsidiaries through which we conduct those activities are as follows:

•	natural gas operations, including the following:

•	natural gas midstream and intrastate transportation and storage;

•	interstate natural gas transportation and storage; and

•	crude oil, NGL and refined products transportation, terminalling services and acquisition and marketing activities, as well as NGL storage and fractionation services.
In addition, we own investments in other businesses, including Sunoco LP and USAC, both of which are publicly traded master limited partnerships.
Recent Developments
ETO 2019 Senior Notes Offering and Redemption
In January 2019, ETO issued $750 million aggregate principal amount of 4.50% senior notes due 2024, $1.50 billion aggregate principal amount of 5.25% senior notes due 2029 and $1.75 billion aggregate principal amount of 6.25% senior notes due 2049. The $3.96 billion net proceeds from the offering were used to repay in full ET’s outstanding senior secured term loan, to redeem outstanding senior notes, to repay a portion of the borrowings under the Partnership’s revolving credit facility and for general partnership purposes.
Energy Transfer Merger
In October 2018, we completed the merger of ETO with a wholly-owned subsidiary of ET in a unit-for-unit exchange (the “Energy Transfer Merger”). In connection with the transaction, ETO unitholders (other than ET and its subsidiaries) received 1.28 common units of ET for each common unit of ETO they owned.
Immediately prior to the closing of the Energy Transfer Merger, the following also occurred:

•	the IDRs in ETO were converted into 1,168,205,710 ETO common units; and

•	the general partner interest in ETO was converted to a non-economic general partner interest and ETO issued 18,448,341 ETO common units to ETP GP.
Immediately prior to the closing of the Energy Transfer Merger discussed in “Item 8. Financial Statements and Supplementary Data,” ET contributed the following to ETO:

•	2,263,158 common units representing limited partner interests in Sunoco LP to ETO in exchange for 2,874,275 ETO common units;

•	100 percent of the limited liability company interests in Sunoco GP LLC, the sole general partner of Sunoco LP, and all of the IDRs in Sunoco LP, to ETO in exchange for 42,812,389 ETO common units;

•
12,466,912 common units representing limited partner interests in USAC and 100 percent of the limited liability company interests in USA Compression GP, LLC, the general partner of USAC, to ETO in exchange for 16,134,903 ETO common units; and

•
a 100 percent limited liability company interest in Lake Charles LNG and a 60 percent limited liability company interest in each of Energy Transfer LNG Export, LLC, ET Crude Oil Terminals, LLC and ETC Illinois LLC (collectively, “Lake Charles LNG and Other”) to ETO in exchange for 37,557,815 ETO common units.

Permian Gulf Coast Pipeline Joint Venture
In September 2018, ETO, Magellan Midstream Partners, L.P., MPLX LP and Delek US Holdings, Inc. announced that they have received sufficient commitments to proceed with plans to construct a new 30-inch diameter common carrier pipeline, the Permian Gulf Coast (“PGC”) pipeline, to transport crude oil from the Permian Basin to the Texas Gulf Coast region. The 600-mile PGC pipeline system is expected to be operational in mid-2020 with multiple Texas origins. The pipeline system will have the strategic capability to transport crude oil to ETO’s Nederland, Texas terminal for ultimate delivery through its distribution system. The project is subject to receipt of customary regulatory and Board approvals of the respective entities, and the transaction structure for this project has not been finalized.
Series D Preferred Units Issuance
In July 2018, ETO issued 17.8 million of its 7.625% Series D Preferred Units (liquidation preference of $25 per unit) resulting in total gross proceeds of $445 million. The proceeds were used to repay amounts outstanding under ETO’s revolving credit facility and for general partnership purposes.
ETO 2018 Senior Notes Offering and Redemption
In June 2018, ETO issued $500 million aggregate principal amount of 4.20% senior notes due 2023, $1.00 billion aggregate principal amount of 4.95% senior notes due 2028, $500 million aggregate principal amount of 5.80% senior notes due 2038 and $1.00 billion aggregate principal amount of 6.00% senior notes due 2048. The $2.96 billion net proceeds from the offering were used to redeem outstanding senior notes, to repay borrowings outstanding under ETO’s revolving credit facility and for general partnership purposes.
Old Ocean Joint Venture Formation
In May 2018, ETO and Enterprise Products Partners L.P. announced the formation of a joint venture to resume service on the Old Ocean natural gas pipeline. The 24-inch diameter pipeline resumed service in May 2018 and ETO is the operator. Additionally, both parties completed the expansion of their jointly owned North Texas 36-inch pipeline that provides more capacity for deliveries from West Texas into the Old Ocean pipeline.
Acquisition of HPC
ETO previously owned a 49.99% interest in HPC, which owns RIGS.  In April 2018, ETO acquired the remaining 50.01% interest in HPC.  Prior to April 2018, HPC was reflected as an unconsolidated affiliate in ETO’s financial statements; beginning in April 2018, RIGS is reflected as a wholly-owned subsidiary in ETO’s financial statements.
Series C Preferred Units Issuance
In April 2018, ETO issued 18 million of its 7.375% Series C Preferred Units (liquidation preference of $25 per unit) resulting in total gross proceeds of $450 million. The proceeds were used to repay amounts outstanding under ETO’s revolving credit facility and for general partnership purposes.
CDM Contribution
On April 2, 2018, ET acquired a controlling interest in USAC, a publicly traded partnership that provides compression services in the United States. Specifically the Partnership acquired (i) all of the outstanding limited liability company interests in USA Compression GP, LLC (“USAC GP”), the general partner of USAC, and (ii) 12,466,912 USAC common units representing limited partner interests in USAC for cash consideration equal to $250 million (the “USAC Transaction”). Concurrently, USAC cancelled its incentive distribution rights and converted its economic general partner interest into a non-economic general partner interest in exchange for the issuance of 8,000,000 USAC common units to USAC GP.
Concurrent with these transactions, ETO contributed to USAC all of the issued and outstanding membership interests of CDM for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 USAC common units, (ii) 6,397,965 units of a new class of units representing limited partner interests in USAC (“USAC Class B Units”) and (iii) $1.23 billion in cash, including customary closing adjustments (the “CDM Contribution”). The USAC Class B Units have substantially all of the rights and obligations of a USAC common unit, except the USAC Class B Units will not participate in distributions for the first four quarters following the closing date of April 2, 2018. Each USAC Class B Unit will automatically convert into one USAC common unit on the first business day following the record date attributable to the quarter ending June 30, 2019.

New Ethane Export Facility Joint Venture
In March 2018, ETO and Satellite Petrochemical USA Corp. (“Satellite”) entered into definitive agreements to form a joint venture, Orbit Gulf Coast NGL Exports, LLC (“Orbit”), with the purpose of constructing a new export terminal on the United States Gulf Coast to provide ethane to Satellite for consumption at their ethane cracking facilities in China. At the terminal, Orbit will construct an 800 MBbls refrigerated ethane storage tank, a 175 MBbls/d ethane refrigeration facility and a 20-inch ethane pipeline originating at ETO’s Mont Belvieu fractionators that will make deliveries to the terminal as well as domestic markets in the region. ETO will be the operator of the Orbit assets, provide storage and marketing services for Satellite and provide Satellite with approximately 150 MBbls/d of ethane under a long-term, demand-based agreement. Additionally, ETO will construct and wholly own the infrastructure that is required to both supply ethane to the pipeline and to load the ethane on to very large ethane carriers destined for Satellite’s newly constructed ethane crackers in China’s Jiangsu Province. Subject to Chinese Governmental approval, it is anticipated that the Orbit export terminal will be ready for commercial service in the fourth quarter of 2020.
Sunoco LP Retail Store and Real Estate Sales
On April 1, 2018, Sunoco LP completed the conversion of 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets to a single commission agent. Under the commission agent model, Sunoco LP owns, prices and sells fuel at the sites, paying the commission agent a fixed cents-per-gallon commission and receives rental income from the commission agent. The commission agent conducts all operations related to the retail stores and related restaurant locations.
On January 23, 2018, Sunoco LP closed on an asset purchase agreement with 7-Eleven and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven. Under the agreement, Sunoco LP sold a portfolio of approximately 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the proprietary Laredo Taco Company brand, for an aggregate purchase price of $3.2 billion.
On January 18, 2017, with the assistance of a third-party brokerage firm, Sunoco LP launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties are being sold through a sealed-bid. Of the 97 properties, 51 have been sold, one is under contract to be sold, and four continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which are operated by a commission agent.
Sunoco LP Series A Preferred Units
On January 25, 2018, Sunoco LP redeemed all outstanding Sunoco LP Series A Preferred Units held by ET for an aggregate redemption amount of approximately $313 million. The redemption amount includes the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.
Sunoco LP Senior Notes Offering
On January 23, 2018, Sunoco LP completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028. Sunoco LP used the proceeds from the private offering, along with proceeds from its retail divestment, to: i) redeem in full its existing senior notes, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020 and $800 million in aggregate principal amount of 6.375% senior notes due 2023; ii) repay in full and terminate its term loan; iii) pay all closing costs in connection with its retail divestment; iv) redeem the outstanding Sunoco LP Series A Preferred Units; and v) repurchase 17,286,859 Sunoco LP common units owned by ETO.
On December 3, 2018, Sunoco LP completed an exchange of the notes for registered notes with substantially identical terms.
Sunoco LP Common Unit Repurchase
In February 2018, after the record date for Sunoco LP’s fourth quarter 2017 cash distributions, Sunoco LP repurchased 17,286,859 Sunoco LP common units owned by ETO for aggregate cash consideration of approximately $540 million. ETO used the proceeds from the sale of the Sunoco LP common units to repay amounts outstanding under its revolving credit facility.

Regulatory Update
Interstate Natural Gas Transportation Regulation
Effective January 2018, the 2017 Tax and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. In light of the rehearing order, the impacts of the FERC’s policy on the treatment of income taxes may have on the rates ETO can charge for the FERC regulated transportation services are unknown at this time.
The FERC also issued a Notice of Inquiry (“2017 Tax Law NOI”) requesting comments on the effect of the Tax Act on FERC jurisdictional rates. The 2017 Tax Law NOI states that of particular interest to the FERC is whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Comments in response to the 2017 Tax Law NOI were due on or before May 21, 2018. It is unknown at this time what actions that the FERC will take, if any, following receipt of responses to the 2017 Tax Law NOI and any potential impacts from final rules or policy statements issued following the 2017 Tax Law NOI on the rates ETO can charge for FERC regulated transportation services.
Included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC regulated natural gas pipeline select one of four options: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates only as required related to the Tax Act and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Trunkline, ETC Tiger Pipeline, LLC and Panhandle filed their respective FERC Form No. 501-Gs on October 11, 2018. FEP, Lake Charles LNG and certain other operating subsidiaries filed their respective FERC Form No. 501-Gs on or about November 8, 2018, and Rover, FGT, Transwestern and MEP filed their respective FERC Form No. 501-Gs on or about December 6, 2018. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  Panhandle must file a cost and revenue study on or before April 1, 2019.  An initial decision is expected to be issued in the first quarter of 2020. By order issued February 19, 2019, the FERC initiated a review of Southwest Gas Storage Company’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas Storage Company are just and reasonable and set the matter for hearing.  Southwest Gas Storage Company must file a cost and revenue study on or before May 6, 2019.  The FERC is directing that an initial decision be issued within 47 weeks of the date the cost and revenue study is due.
Even without action on the 2017 Tax Law NOI or as contemplated in the Final Rule, the FERC or our shippers may challenge the cost of service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect the FERC’s determination of just and reasonable cost of service rates. Although changes in these two tax related components may decrease, other components in the cost of service rate calculation may increase and result in a newly calculated cost of service rate that is the same as or greater than the prior cost of service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost of service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as ETC Tiger Pipeline, LLC, MEP and FEP, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as FGT, Transwestern and Panhandle, have a mix of tariff rate, discount rate, and negotiated rate agreements. We do not expect market-based rates, negotiated rates or discounted rates that are not tied to the cost of service rates to be affected by the Revised Policy Statement or any final regulations that may result from the March 15, 2018 proposals. The revenues we receive from natural gas transportation services we provide pursuant to cost of service based rates may decrease in the future as a result of the ultimate outcome of the NOI, the Final Rule, and the Revised Policy Statement, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost of service rates, if any, will depend on a detailed review of all of ETO’s cost of service components and the outcomes of any challenges to our rates by the FERC or our shippers.
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
General
Our primary objective is to increase the level of our distributable cash flow over time by pursuing a business strategy that is focused on growing our businesses through, among other things, pursuing construction and expansion opportunities and acquiring strategic operations and businesses or assets as demonstrated by our recent acquisitions and organic growth projects. The actual amounts of cash that we will have available for distribution will primarily depend on the amount of cash we generate from our operations.
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
Our principal operations as of December 31, 2018 included the following segments:

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
As noted above, any excess retained fuel is sold at market prices. To mitigate commodity price exposure, we may use financial derivatives to hedge prices on a portion of natural gas volumes retained. For certain contracts that qualify for hedge accounting, we may designate them as cash flow hedges of the forecasted sale of gas. The change in value, to the extent the contracts are effective, remains in accumulated other comprehensive income until the forecasted transaction occurs. When the forecasted transaction occurs, any gain or loss associated with the derivative is recorded in cost of products sold in the consolidated statement of operations.
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

•
Investment in Sunoco LP – Sunoco LP is a distributor of motor fuels and other petroleum products which Sunoco LP supplies to third-party dealers and distributors, to independent operators of commission agent locations, other commercial consumers of motor fuel and to its retail locations. Also included in the segment are transmix processing plants and refined products terminals. Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel.

•
Investment in USAC – USAC provides compression services throughout the United States, including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and

Fayetteville shales. USAC provides compression services to its customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, USAC’s compression services play a critical role in the production, processing and transportation of both natural gas and crude oil.
Trends and Outlook
We anticipate significant earnings growth in 2019 from the completion of our project backlog. We also continue to seek asset optimization opportunities through strategic transactions among us and our subsidiaries and/or affiliates, and we expect to continue to evaluate and execute on such opportunities. As we have in the past, we will evaluate growth projects and acquisitions as such opportunities may be identified in the future, and we believe that the current capital markets are conducive to funding such future projects.
With respect to commodity prices, natural gas prices have remained comparatively low during most of the last twelve months as associated gas from shale oil resources has provided additional supply to the market, while United States consumption has been relatively flat. This supports natural gas export projects to Mexico as well as LNG exports. Consequently, the Gulf Coast will likely be the fastest-growing demand market for United States natural gas.
Unlike natural gas, crude oil prices are influenced more by international markets than by domestic resources and technological advances. Prices have rebounded significantly from 2016 lows, signaling United States crude and NGL production should continue to grow rapidly, particularly in the Permian Basin and Bakken Shale, while domestic consumption falls. Energy exports from the United States are continuing to grow as a result, providing strong spreads from North Dakota and West Texas to the Gulf Coast.
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
As discussed in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data,” the Energy Transfer Merger in October 2018 resulted in the retrospective adjustment of the Partnership’s consolidated financial statements to reflect consolidation beginning January 1, 2016 of Sunoco LP and Lake Charles LNG and April 2, 2018 for USAC.
As discussed in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data,” the merger of legacy ETO (the entity named Energy Transfer Partners, L.P. prior to the merger) and legacy Sunoco Logistics in April 2017 resulted in legacy ETO being treated as the surviving entity from an accounting perspective. Accordingly, the financial data below reflects the consolidated financial information of legacy ETO.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Consolidated Results

	Years Ended December 31,
	2018	2017	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$927	$626	$301
Interstate transportation and storage	1,680	1,274	406
Midstream	1,627	1,481	146
NGL and refined products transportation and services	1,979	1,641	338
Crude oil transportation and services	2,330	1,379	951
Investment in Sunoco LP	638	732	(94)
Investment in USAC	289	—	289
All other	76	219	(143)
Total Segment Adjusted EBITDA	9,546	7,352	2,194
Depreciation, depletion and amortization	(2,843)	(2,541)	(302)
Interest expense, net	(1,709)	(1,575)	(134)
Impairment losses	(431)	(1,039)	608
Gains (losses) on interest rate derivatives	47	(37)	84
Non-cash compensation expense	(105)	(99)	(6)
Unrealized gains (losses) on commodity risk management activities	(11)	59	(70)
Inventory valuation adjustments	(85)	24	(109)
Losses on extinguishments of debt	(109)	(42)	(67)
Adjusted EBITDA related to unconsolidated affiliates	(655)	(716)	61
Equity in earnings of unconsolidated affiliates	344	144	200
Impairment of investments in unconsolidated affiliates	—	(313)	313
Adjusted EBITDA related to discontinued operations	25	(223)	248
Other, net	30	154	(124)
Income from continuing operations before income tax (expense) benefit	4,044	1,148	2,896
Income tax (expense) benefit from continuing operations	(5)	1,804	(1,809)
Income from continuing operations	4,039	2,952	1,087
Loss from discontinued operations, net of income taxes	(265)	(177)	(88)
Net income	$3,774	$2,775	$999
See the detailed discussion of Segment Adjusted EBITDA below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased primarily due to additional depreciation from assets recently placed in service and recent acquisitions.
Interest Expense, Net. Interest expense increased during the year ended compared December 31, 2018 to December 31, 2017 primarily due to the following:

•
an increase of $121 million recognized by the Partnership primarily related to an increase in long-term debt, including additional senior note issuances and borrowings under our revolving credit facilities; and

•	an increase of $78 million due to the acquisition of USAC on April 2, 2018; offset by

•
a decrease of $65 million recognized by Sunoco LP primarily due to the repayment in full of its term loan and lower interest rates on its senior notes as a result of Sunoco LP’s January 23, 2018 issuance of senior notes which paid off in full Sunoco LP’s previously outstanding senior notes which had higher interest rates.

Impairment Losses. During the year ended December 31, 2018, the Partnership recognized goodwill impairments of $378 million and asset impairments of $4 million related to our midstream operations and asset impairments of $9 million related to our crude operations idle leased assets. Sunoco LP recognized a $30 million indefinite-lived intangible impairment related to its contractual rights. USAC recognized a $9 million fixed asset impairment related to certain idle compressor assets.
During the year ended December 31, 2017, the Partnership recorded goodwill impairments of $223 million related to the compression business, $229 million related to Panhandle, $262 million related to the interstate transportation and storage segment and $79 million related to the NGL and refined products transportation and services segment. Sunoco LP recognized goodwill impairments of $387 million in 2017, of which $102 million was allocated to continuing operations. In addition, during the year ended December 31, 2017, the Partnership recorded an impairment to the property, plant and equipment of Sea Robin of $127 million. Additional discussion on these impairments is included in “Estimates and Critical Accounting Policies” below.
Gains (Losses) on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Gains (losses) on interest rate derivatives during the years ended December 31, 2018 and 2017 resulted from an increase in forward interest rates in 2018 and a decrease in forward interest rates in 2017, which caused our forward-starting swaps to change in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional information on unrealized gain on commodity risk management activities included in “Segment Operating Results” below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco LP due to changes in fuel prices between periods.
Losses on Extinguishments of Debt. Amounts were related to Sunoco LP’s senior note and term loan redemption in January 2018.
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
Adjusted EBITDA Related to Discontinued Operations. Amounts were related to the operations of Sunoco LP’s retail business that were disposed of in January 2018.
Other, net. Other, net primarily includes amortization of regulatory assets and other income and expense amounts.
Income Tax (Expense) Benefit. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for taxable years beginning after December 31, 2017. As a result, the Partnership recognized a deferred tax benefit of $1.78 billion in December 2017. For the year ended December 31, 2018, the Partnership recorded an income tax expense due to pre-tax income at its corporate subsidiaries, partially offset by a state statutory rate reduction.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2018	2017	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$141	$144	$(3)
FEP	55	53	2
MEP	31	38	(7)
HPC (1)(2)	3	(168)	171
Other	114	77	37
Total equity in earnings of unconsolidated affiliates	$344	$144	$200

Adjusted EBITDA related to unconsolidated affiliates(3):
Citrus	$337	$336	$1
FEP	74	74	—
MEP	81	88	(7)
HPC (2)	9	46	(37)
Other	154	172	(18)
Total Adjusted EBITDA related to unconsolidated affiliates	$655	$716	$(61)

Distributions received from unconsolidated affiliates:
Citrus	$171	$156	$15
FEP	68	47	21
MEP	48	114	(66)
HPC (2)	—	35	(35)
Other	111	80	31
Total distributions received from unconsolidated affiliates	$398	$432	$(34)

(1)
For the year ended December 31, 2017, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by HPC, which reduced the Partnership’s equity in earnings by $185 million.

(2)
The partnership previously owned a 49.99% interest in HPC, which owns RIGS. In April 2018, we acquired the remaining 50.01% interest in HPC. Prior to April 2018, HPC was reflected as an unconsolidated affiliate in our financial statements; beginning in April 2018, RIGS is reflected as a wholly-owned subsidiary in our financial statements.

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
Following is a reconciliation of Segment Margin to operating income, as reported in the Partnership’s consolidated statements of operations:

	Years Ended December 31,
	2018	2017
Segment Margin:
Intrastate transportation and storage	$1,072	$756
Interstate transportation and storage	1,682	1,131
Midstream	2,377	2,182
NGL and refined products transportation and services	2,661	2,140
Crude oil transportation and services	2,893	1,877
Investment in Sunoco LP	1,122	1,108
Investment in USAC	441	—
All other	222	392
Intersegment eliminations	(41)	(29)
Total segment margin	12,429	9,557
Less:
Operating expenses	3,089	2,644
Depreciation, depletion and amortization	2,843	2,541
Selling, general and administrative	664	568
Impairment losses	431	1,039
Operating income	$5,402	$2,765

Intrastate Transportation and Storage

	Years Ended December 31,
	2018	2017	Change
Natural gas transported (BBtu/d)	10,873	8,760	2,113
Revenues	$3,737	$3,083	$654
Cost of products sold	2,665	2,327	338
Segment margin	1,072	756	316
Unrealized (gains) losses on commodity risk management activities	38	(5)	43
Operating expenses, excluding non-cash compensation expense	(189)	(168)	(21)
Selling, general and administrative expenses, excluding non-cash compensation expense	(27)	(22)	(5)
Adjusted EBITDA related to unconsolidated affiliates	32	64	(32)
Other	1	1	—
Segment Adjusted EBITDA	$927	$626	$301
Volumes.  For the year ended December 31, 2018 compared to the prior year, transported volumes increased primarily due to favorable market pricing spreads, as well as the impact of reflecting RIGS assets as a consolidated subsidiary beginning in April 2018.
Segment Margin.  The components of our intrastate transportation and storage segment margin were as follows:

	Years Ended December 31,
	2018	2017	Change
Transportation fees	$525	$448	$77
Natural gas sales and other (excluding unrealized gains and losses)	510	196	314
Retained fuel revenues (excluding unrealized gains and losses)	59	58	1
Storage margin, including fees (excluding unrealized gains and losses)	16	49	(33)
Unrealized gains (losses) on commodity risk management activities	(38)	5	(43)
Total segment margin	$1,072	$756	$316
Segment Adjusted EBITDA. For the year ended December 31, 2018 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $314 million in realized natural gas sales and other due to higher realized gains from pipeline optimization activity;

•
a net increase of $14 million due to the consolidation of RIGS beginning in April 2018, resulting in increases in transportation fees, operating expenses, and selling, general and administrative expenses of $73 million, $16 million and $6 million, respectively, and a decrease of $37 million in Adjusted EBITDA related to unconsolidated affiliates; and

•
an increase of $4 million in transportation fees, excluding the impact of consolidating RIGS as discussed above, primarily due to new contracts and the impact of the Red Bluff Express pipeline coming online in May 2018; partially offset by

•	a decrease of $33 million in realized storage margin primarily due to an adjustment to the Bammel storage inventory, lower storage fees and lower realized derivative gains.

Interstate Transportation and Storage

	Years Ended December 31,
	2018	2017	Change
Natural gas transported (BBtu/d)	9,542	6,058	3,484
Natural gas sold (BBtu/d)	17	18	(1)
Revenues	$1,682	$1,131	$551
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(431)	(315)	(116)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(63)	(41)	(22)
Adjusted EBITDA related to unconsolidated affiliates	492	498	(6)
Other	—	1	(1)
Segment Adjusted EBITDA	$1,680	$1,274	$406
Volumes. For the year ended December 31, 2018 compared to the prior year, transported volumes reflected increases of 1,919 BBtu/d as a result of the initiation of service on the Rover pipeline; increases of 572 BBtu/d and 439 BBtu/d on the Panhandle and Trunkline pipelines, respectively, due to higher demand resulting from colder weather and increased utilization by the Rover pipeline; 375 BBtu/d on the Tiger pipeline as a result of production increases in the Haynesville Shale, and 145 BBtu/d on the Transwestern pipeline resulting from favorable market opportunities in the West, midcontinent and Waha areas from the Permian supply basin.
Segment Adjusted EBITDA. For the year ended December 31, 2018 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:

•
an increase of $359 million associated with the Rover pipeline with increases of $485 million in revenues, $105 million in net operating expenses and $21 million in selling, general and administrative expenses and other; and

•
an aggregate increase of $66 million in revenues, excluding the incremental revenue related to the Rover pipeline discussed above, primarily due to capacity sold at higher rates on the Transwestern and Panhandle pipelines; partially offset by

•
an increase of $11 million in operating expenses, excluding the incremental expenses related to the Rover pipeline discussed above, primarily due to increases in maintenance project costs due to scope and level of activity; and

•	a decrease of $6 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower margins on MEP due to lower rates on renewals of expiring long term contracts.
Midstream

	Years Ended December 31,
	2018	2017	Change
Gathered volumes (BBtu/d)	12,126	10,956	1,170
NGLs produced (MBbls/d)	540	472	68
Equity NGLs (MBbls/d)	29	27	2
Revenues	$7,522	$6,943	$579
Cost of products sold	5,145	4,761	384
Segment margin	2,377	2,182	195
Unrealized gains on commodity risk management activities	—	(15)	15
Operating expenses, excluding non-cash compensation expense	(705)	(638)	(67)
Selling, general and administrative expenses, excluding non-cash compensation expense	(81)	(78)	(3)
Adjusted EBITDA related to unconsolidated affiliates	33	28	5
Other	3	2	1
Segment Adjusted EBITDA	$1,627	$1,481	$146

Volumes. Gathered volumes and NGL production increased during the year ended December 31, 2018 compared to the prior year primarily due to increases in the North Texas, Permian and Northeast regions, partially offset by smaller declines in other regions.
Segment Margin.  The components of our midstream segment margin were as follows:

	Years Ended December 31,
	2018	2017	Change
Gathering and processing fee-based revenues	$1,807	$1,690	$117
Non-fee based contracts and processing (excluding unrealized gains and losses)	570	477	93
Unrealized gains on commodity risk management activities	—	15	(15)
Total segment margin	$2,377	$2,182	$195
Segment Adjusted EBITDA. For the year ended December 31, 2018 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:

•	an increase of $117 million in fee-based margin due to growth in the North Texas, Permian and Northeast regions, offset by declines in the Ark-La-Tex and midcontinent/Panhandle regions;

•	an increase of $60 million in non fee-based margin due to increased throughput volume in the North Texas and Permian regions;

•	an increase of $33 million in non fee-based margin due to higher crude oil and NGL prices; and

•	an increase of $5 million in Adjusted EBITDA related to unconsolidated affiliates due to higher earnings from our Aqua, Mi Vida and Ranch joint ventures; partially offset by

•
an increase of $67 million in operating expenses primarily due to increases of $20 million in outside services, $19 million in materials, $8 million in maintenance project costs, $7 million in ad valorem taxes, $6 million in employee costs and $6 million in office expenses; and

•	an increase of $3 million in selling, general and administrative expenses due to higher professional fees.
NGL and Refined Products Transportation and Services

	Years Ended December 31,
	2018	2017	Change
NGL transportation volumes (MBbls/d)	1,027	863	164
Refined products transportation volumes (MBbls/d)	621	624	(3)
NGL and refined products terminal volumes (MBbls/d)	812	783	29
NGL fractionation volumes (MBbls/d)	527	427	100
Revenues	$11,123	$8,648	$2,475
Cost of products sold	8,462	6,508	1,954
Segment margin	2,661	2,140	521
Unrealized gains on commodity risk management activities	(86)	(26)	(60)
Operating expenses, excluding non-cash compensation expense	(604)	(478)	(126)
Selling, general and administrative expenses, excluding non-cash compensation expense	(74)	(64)	(10)
Adjusted EBITDA related to unconsolidated affiliates	82	68	14
Other	—	1	(1)
Segment Adjusted EBITDA	$1,979	$1,641	$338
Volumes. For the year ended December 31, 2018 compared to the prior year, NGL transportation volumes increased primarily due to increased volumes from the Permian region resulting from a ramp up in production from existing customers, higher throughput volumes on Mariner West driven by end-user facility constraints in the prior year and higher throughput from Mariner South resulting from increased export volumes.

Refined products transportation volumes decreased for the year ended December 31, 2018 compared to prior year, primarily due to timing of turnarounds at third-party refineries in the Midwest and Northeast regions.
NGL and Refined products terminal volumes increased for the year ended December 31, 2018 compared to prior year, primarily due to more volumes loaded at our Nederland terminal as propane export demand increased and higher throughput volumes at our refined products terminals in the Northeast.
Average volumes fractionated at our Mont Belvieu, Texas fractionation facility increased for the year ended December 31, 2018 compared to the prior year primarily due to increased volumes from the Permian region, as well as an increase in fractionation capacity as our fifth fractionator at Mont Belvieu came online in July 2018.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Years Ended December 31,
	2018	2017	Change
Fractionators and Refinery services margin	$592	$488	$104
Transportation margin	1,233	990	243
Storage margin	211	214	(3)
Terminal Services margin	413	351	62
Marketing margin	126	71	55
Unrealized gains on commodity risk management activities	86	26	60
Total segment margin	$2,661	$2,140	$521
Segment Adjusted EBITDA. For the year ended December 31, 2018 compared to the prior year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase in transportation margin of $243 million primarily due to a $216 million increase resulting from increased producer volumes from the Permian region on our Texas NGL pipelines, a $31 million increase due to higher throughput volumes on Mariner West driven by end-user facility constraints in the prior period, a $15 million increase resulting from a reclassification between our transportation and fractionation margins, a $9 million increase due to higher throughput volumes from the Barnett region, a $5 million increase due to higher throughput volumes on Mariner South due to system downtime in the prior period and a $4 million increase in prior period customer credits. These increases were partially offset by a $16 million decrease resulting from lower throughput volumes on Mariner East 1 due to system downtime in 2018, a $14 million decrease due to lower throughput volumes from the Southeast Texas region and a $7 million decrease resulting from the timing of deficiency fee revenue recognition;

•
an increase in fractionation and refinery services margin of $104 million primarily due to a $106 million increase resulting from the commissioning of our fifth fractionator in July 2018, a $9 million increase from throughput revenue at our Mariner South export facility and a $7 million increase from blending gains as a result of improved market pricing. These increases were partially offset by a $16 million decrease resulting from a reclassification between our transportation and fractionation margins and a $2 million decrease from higher affiliate storage fees paid;

•
an increase in terminal services margin of $62 million due to a $36 million increase resulting from a change in the classification of certain customer reimbursements previously recorded in operating expenses, a $14 million increase at our Nederland terminal due to increased export demand and a $12 million increase due to higher throughput at our Marcus Hook Industrial Complex. These increases were partially offset by lower terminal throughput fees in part due to the sale of one of our terminals in April 2017;

•
an increase in marketing margin of $55 million due to a $48 million increase from our butane blending operations and a $22 million increase in sales of NGLs and other products at our Marcus Hook Industrial Complex due to more favorable market prices. These increases were partially offset by a $15 million decrease from the timing of optimization gains from our Mont Belvieu fractionators; and

•	an increase of $14 million to adjusted EBITDA related to unconsolidated affiliates due to improved contributions from our unconsolidated refined products joint venture interests; partially offset by

•
an increase of $126 million in operating expenses primarily due to a $30 million increase in costs to operate our fractionators and a $20 million increase in operating costs on our NGL pipelines as a result of higher throughput and the commissioning of our fifth fractionator in July 2018, a $36 million increase resulting from a change in the classification of certain customer reimbursements previously recorded as a reduction to operating expenses that are now classified as revenue following the adoption of ASC 606 on January 1, 2018, increases of $24 million and $7 million to operating costs at our Marcus Hook and Nederland terminals, respectively, as a result of significantly higher volumes through both terminals in 2018, an $8 million increase to environmental reserves and a $1 million increase to overhead allocations and maintenance repairs performed on our refinery services assets; and

•
an increase of $10 million in selling, general and administrative expenses primarily due to a $6 million increase in overhead costs allocated to the segment, a $2 million increase in legal fees, a $1 million increase in management fees previously recorded in operating expenses and a $1 million increase in employee costs.

Crude Oil Transportation and Services

	Years Ended December 31,
	2018	2017	Change
Crude Transportation Volumes (MBbls/d)	4,172	3,538	634
Crude Terminals Volumes (MBbls/d)	2,096	1,928	168
Revenue	$17,332	$11,703	$5,629
Cost of products sold	14,439	9,826	4,613
Segment margin	2,893	1,877	1,016
Unrealized losses on commodity risk management activities	55	1	54
Operating expenses, excluding non-cash compensation expense	(547)	(430)	(117)
Selling, general and administrative expenses, excluding non-cash compensation expense	(86)	(82)	(4)
Adjusted EBITDA related to unconsolidated affiliates	15	13	2
Segment Adjusted EBITDA	$2,330	$1,379	$951
Segment Adjusted EBITDA. For the year ended December 31, 2018 compared to the prior year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $1.07 billion in segment margin (excluding unrealized losses on commodity risk management activities) primarily due to the following: a $586 million increase resulting from placing the Bakken pipeline in service in the second quarter of 2017; a $266 million increase resulting from higher throughput on our Texas crude pipeline system primarily due to increased production from Permian producers; and a $189 million increase (excluding a net change of $54 million in unrealized losses on commodity risk management activities) from our crude oil acquisition and marketing business primarily resulting from improved basis differentials between the Permian and Bakken producing regions to our Nederland terminal on the Texas gulf coast; and a $28 million increase primarily from higher throughput and ship loading fees at our Nederland terminal; and

•	an increase of $2 million in Adjusted EBITDA related to unconsolidated affiliates due to increased jet fuel sales from our joint ventures; partially offset by

•
an increase of $117 million in operating expenses primarily due to a $67 million increase to throughput related costs on existing assets; a $36 million increase resulting from placing the Bakken pipeline in service in the second quarter of 2017; a $26 million increase resulting from the addition of certain joint venture transportation assets in the second quarter of 2017; and a $5 million increase from ad valorem taxes; partially offset by an $17 million decrease in insurance and environmental related expenses; and

•	an increase of $4 million in selling, general and administrative expenses primarily due to increases associated with placing our Bakken Pipeline in service in the second quarter of 2017.

Investment in Sunoco LP

	Years Ended December 31,
	2018	2017	Change
Revenues	$16,994	$11,723	$5,271
Cost of products sold	15,872	10,615	5,257
Segment margin	1,122	1,108	14
Unrealized (gains) losses on commodity risk management activities	6	(3)	9
Operating expenses, excluding non-cash compensation expense	(435)	(456)	21
Selling, general and administrative, excluding non-cash compensation expense	(129)	(116)	(13)
Inventory fair value adjustments	85	(24)	109
Adjusted EBITDA from discontinued operations	(25)	223	(248)
Other, net	14	—	14
Segment Adjusted EBITDA	$638	$732	$(94)
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the year ended December 31, 2018 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment decreased due to the net impacts of the following:

•	a decrease of $248 million in Adjusted EBITDA from discontinued operations primarily due to Sunoco LP’s retail divestment in January 2018; partially offset by

•	an increase of $109 million in inventory fair value adjustments due to changes in fuel prices between periods;

•
an increase of $14 million in margin primarily due to an increase in rental income as a result of the increase in commission agent sites in the current year, offset by decreases in the gross profit on motor fuel sales; and

•	a net decrease of $8 million in operating and selling, general and administrative expenses primarily due to decreased rent expense.
Investment in USAC

	Years Ended December 31,
	2018	2017	Change
Revenues	$508	$—	$508
Cost of products sold	67	—	67
Segment margin	441	—	441
Operating expenses, excluding non-cash compensation expense	(110)	—	(110)
Selling, general and administrative, excluding non-cash compensation expense	(50)	—	(50)
Other, net	8	—	8
Segment Adjusted EBITDA	$289	$—	$289
Amounts reflected above for the year ended December 31, 2018 represents the results of operations for USAC from April 2, 2018, the date ET obtained control of USAC, through December 31, 2018. Changes between periods are due to the consolidation of USAC beginning April 2, 2018.

All Other

	Years Ended December 31,
	2018	2017	Change
Revenue	$2,228	$2,901	$(673)
Cost of products sold	2,006	2,509	(503)
Segment margin	222	392	(170)
Unrealized gains on commodity risk management activities	(2)	(11)	9
Operating expenses, excluding non-cash compensation expense	(56)	(117)	61
Selling, general and administrative expenses, excluding non-cash compensation expense	(87)	(103)	16
Adjusted EBITDA related to unconsolidated affiliates	1	45	(44)
Other and eliminations	(2)	13	(15)
Segment Adjusted EBITDA	$76	$219	$(143)
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing operations;

•	our wholly-owned natural gas compression operations;

•
a non-controlling interest in PES. Prior to PES’s reorganization in August 2018, ETO’s 33% interest in PES was reflected as an unconsolidated affiliate; subsequent the August 2018 reorganization, ETO holds an approximately 8% interest in PES and no longer reflects PES as an affiliate; and

•	our investment in coal handling facilities.
Segment Adjusted EBITDA. For the year ended December 31, 2018 compared to the prior year, Segment Adjusted EBITDA decreased due to the net impact of the following:

•	a decrease of $98 million due to the contribution of CDM to USAC in April 2018, subsequent to which CDM is reflected in the Investment in USAC segment;

•
a decrease of $38 million in Adjusted EBITDA related to unconsolidated affiliates from our investment in PES primarily due to our lower ownership in PES subsequent to its reorganization, which resulted in PES no longer being reflected as an affiliate beginning in the third quarter of 2018;

•	a decrease of $4 million due to merger and acquisition expenses related to the Energy Transfer Merger in 2018; and

•	a decrease of $15 million due to a one-time fee received from a joint venture affiliate in 2017; partially offset by

•	an increase of $7 million due to lower transport fees resulting from the expiration of a capacity commitment on Trunkline pipeline;

•	an increase of $6 million due to a decrease in losses from mark-to-market of physical system gas; and

•	an increase of $7 million due to increased margin from ETO’s compression equipment business.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Consolidated Results

	Years Ended December 31,
	2017	2016	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$626	$613	$13
Interstate transportation and storage	1,274	1,297	(23)
Midstream	1,481	1,133	348
NGL and refined products transportation and services	1,641	1,496	145
Crude oil transportation and services	1,379	834	545
Investment in Sunoco LP	732	665	67
All other	219	193	26
Total	7,352	6,231	1,121
Depreciation, depletion and amortization	(2,541)	(2,201)	(340)
Interest expense, net	(1,575)	(1,478)	(97)
Gains on acquisitions	—	83	(83)
Impairment losses	(1,039)	(1,040)	1
Losses on interest rate derivatives	(37)	(12)	(25)
Non-cash compensation expense	(99)	(93)	(6)
Unrealized (gains) losses on commodity risk management activities	59	(136)	195
Inventory valuation adjustments	24	97	(73)
Losses on extinguishments of debt	(42)	—	(42)
Adjusted EBITDA related to unconsolidated affiliates	(716)	(675)	(41)
Equity in earnings of unconsolidated affiliates	144	270	(126)
Impairment of investment in an unconsolidated affiliate	(313)	(308)	(5)
Adjusted EBITDA related to discontinued operations	(223)	(199)	(24)
Other, net	154	117	37
Income before income tax benefit	1,148	656	492
Income tax benefit from continuing operations	1,804	255	1,549
Income from continuing operations	2,952	911	2,041
Loss from discontinued operations, net of income taxes	(177)	(462)	285
Net income	$2,775	$449	$2,326
See the detailed discussion of Segment Adjusted EBITDA below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased primarily due to additional depreciation from assets recently placed in service and recent acquisitions.
Interest Expense, Net. Interest expense, net of capitalized interest, increased primarily due to an increases of $49 million recognized by the Partnership primarily due to 2017 debt issuances and $48 million recognized by Sunoco LP primarily due to increased term loan borrowings and the issuance of senior notes.
Gains on acquisitions. The Partnership recorded gains of $83 million in connection with recent acquisitions during 2016, including $41 million related to the purchase of the remaining interest in SunVit.
Impairment Losses. During the year ended December 31, 2017, the Partnership recorded goodwill impairments of $223 million related to the compression business, $229 million related to Panhandle, $262 million related to the interstate transportation and storage segment and $79 million related to the NGL and refined products transportation and services segment. Sunoco LP recognized goodwill impairments of $387 million in 2017, of which $102 million was allocated to continuing operations. In addition, during the year ended December 31, 2017, the Partnership recorded an impairment to the property, plant and equipment of Sea Robin of $127 million.
During the year ended December 31, 2016, we recorded goodwill impairments of $638 million in the interstate transportation and storage segment and $32 million in the midstream segment. Sunoco LP recognized goodwill impairments of $641 million, of which $227 million was allocated to continuing operations. In addition, impairment losses for 2016 also include a $133 million impairment to property, plant and equipment in the interstate transportation and storage segment due to a decrease in projected future cash flows as well as a $10 million impairment to property, plant and equipment in the midstream segment. Additional discussion on these impairments is included in “Estimates and Critical Accounting Policies” below.
Losses on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Losses on interest rate derivatives during the years ended December 31, 2017 and 2016 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized (Gains) Losses on Commodity Risk Management Activities. See discussion of the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco LP as a result of commodity price changes between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Impairment of Investment in an Unconsolidated Affiliate. During the year ended December 31, 2017, the Partnership recorded impairments to its investments in FEP of $141 million and HPC of $172 million. During the year ended December 31, 2016 the Partnership recorded an impairment to its investment in MEP of $308 million. Additional discussion on these impairments is included in “Estimates and Critical Accounting Policies” below.
Adjusted EBITDA Related to Discontinued Operations. Amounts were related to the operations of Sunoco LP’s retail business that was classified as held for sale.
Other, net. Other, net in 2017 and 2016 primarily includes amortization of regulatory assets and other income and expense amounts.
Income Tax Benefit. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for taxable years beginning after December 31, 2017. As a result, the Partnership recognized a deferred tax benefit of $1.78 billion in December 2017. For the year ended December 31, 2016, the Partnership recorded an income tax benefit due to pre-tax losses at its corporate subsidiaries.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2017	2016	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$144	$102	$42
FEP	53	51	2
MEP	38	40	(2)
HPC(1)	(168)	31	(199)
Other	77	46	31
Total equity in earnings of unconsolidated affiliates	$144	$270	$(126)

Adjusted EBITDA related to unconsolidated affiliates(2):
Citrus	$336	$329	$7
FEP	74	75	(1)
MEP	88	90	(2)
HPC	46	61	(15)
Other	172	120	52
Total Adjusted EBITDA related to unconsolidated affiliates	$716	$675	$41

Distributions received from unconsolidated affiliates:
Citrus	$156	$144	$12
FEP	47	65	(18)
MEP	114	74	40
HPC	35	51	(16)
Other	80	69	11
Total distributions received from unconsolidated affiliates	$432	$403	$29

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

Segment Operating Results
Following is a reconciliation of Segment Margin to operating income, as reported in the Partnership’s consolidated statements of operations:

	Years Ended December 31,
	2017	2016
Segment Margin:
Intrastate transportation and storage	$756	$716
Interstate transportation and storage	1,131	1,166
Midstream	2,182	1,798
NGL and refined products transportation and services	2,140	1,856
Crude oil transportation and services	1,877	1,123
Investment in Sunoco LP	1,108	1,156
All other	392	330
Intersegment eliminations	(29)	(46)
Total segment margin	9,557	8,099
Less:
Operating expenses	2,644	2,336
Depreciation, depletion and amortization	2,541	2,201
Selling, general and administrative	568	547
Impairment losses	1,039	1,040
Operating income	$2,765	$1,975
Intrastate Transportation and Storage

	Years Ended December 31,
	2017	2016	Change
Natural gas transported (BBtu/d)	8,760	8,328	432
Revenues	$3,083	$2,613	$470
Cost of products sold	2,327	1,897	430
Segment margin	756	716	40
Unrealized (gains) losses on commodity risk management activities	(5)	19	(24)
Operating expenses, excluding non-cash compensation expense	(168)	(162)	(6)
Selling, general and administrative, excluding non-cash compensation expense	(22)	(22)	—
Adjusted EBITDA related to unconsolidated affiliates	64	61	3
Other	1	1	—
Segment Adjusted EBITDA	$626	$613	$13
Volumes.  For the year ended December 31, 2017 compared to the prior year, transported volumes increased primarily due to higher demand for exports to Mexico, more favorable market pricing, and the addition of new pipelines to our intrastate pipeline system. These increases were partially offset by lower production volumes in the Barnett Shale region.

Gross Margin.  The components of our intrastate transportation and storage segment gross margin were as follows:

	Years Ended December 31,
	2017	2016	Change
Transportation fees	$448	$505	$(57)
Natural gas sales and other (excluding unrealized gains and losses)	196	118	78
Retained fuel revenues (excluding unrealized gains and losses)	58	51	7
Storage margin, including fees (excluding unrealized gains and losses)	49	61	(12)
Unrealized gains (losses) on commodity risk management activities	5	(19)	24
Total segment margin	$756	$716	$40
Segment Adjusted EBITDA. For the year ended December 31, 2017 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $78 million in natural gas sales and other primarily due to higher realized gains from pipeline optimization activity;

•
an increase of $7 million in retained fuel sales primarily due to higher market prices. The average spot price at the Houston Ship Channel location increased 22% for the year ended December 31, 2017 compared to the prior year; and

•
an increase of $3 million in adjusted EBITDA related to unconsolidated affiliates primarily due to an increase of $16 million related to two new joint venture pipelines placed in service in 2017, offset by a decrease of $6 million due to lower demand volumes related to renegotiation of a contract on our Louisiana intrastate pipeline system in 2017 and a decrease of $7 million due to a reserve recorded in 2017 pursuant to the bankruptcy filing of a transport customer on our Louisiana intrastate system; partially offset by

•
a decrease of $57 million in transportation fees due to renegotiated contracts resulting in lower billed volumes. This decrease was offset by increased margin from optimization activity recorded in natural gas sales and other;

•	a decrease of $12 million in storage margin due to the timing of withdrawals and sales of natural gas from our Bammel storage cavern; and

•	an increase of $6 million in operating expenses primarily due to higher compression fuel expense relating to increased market price and run times at various compressor stations.
Interstate Transportation and Storage

	Years Ended December 31,
	2017	2016	Change
Natural gas transported (BBtu/d)	6,058	5,476	582
Natural gas sold (BBtu/d)	18	19	(1)
Revenues	$1,131	$1,166	$(35)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(315)	(318)	3
Selling, general and administrative, excluding non-cash compensation, amortization and accretion expenses	(41)	(40)	(1)
Adjusted EBITDA related to unconsolidated affiliates	498	494	4
Other	1	(5)	6
Segment Adjusted EBITDA	$1,274	$1,297	$(23)
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

Segment Adjusted EBITDA. For the year ended December 31, 2017 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:

•
a net decrease of $35 million in revenues primarily due to a decrease in reservation revenues of $45 million on the Panhandle, Trunkline and Transwestern pipelines, a decrease of $17 million in gas parking service related revenues on the Panhandle and Trunkline pipelines primarily due to lack of customer demand resulting from weak spreads, a decrease of $19 million in revenues on the Tiger pipeline due to contract restructuring, and a decrease of $5 million on the Sea Robin pipeline due to producer maintenance and production declines. These decreases were partially offset by $55 million of incremental revenues from the placement in partial service of the Rover pipeline effective August 31, 2017; partially offset by

•
a decrease of $3 million in operating expenses primarily due to lower allocated costs of $8 million and lower lease storage expense of $4 million due to expiration of a lease. These decreases were partially offset by higher ad valorem taxes resulting from higher valuations;

•
an increase of $4 million in adjusted EBITDA related to unconsolidated affiliates due to an increase of $6 million related to a legal settlement, an increase of $3 million resulting from higher sales of short-term firm capacity on Citrus and $2 million related to higher tax gross up income from reimbursable projects on Citrus. These increases were partially offset by lower reservation revenues on MEP primarily due to a contract modification and expiring contracts; and

•	an increase of $6 million in other primarily due to higher tax gross up income from reimbursable projects.
Midstream

	Years Ended December 31,
	2017	2016	Change
Gathered volumes (BBtu/d):	10,956	9,814	1,142
NGLs produced (MBbls/d):	472	438	34
Equity NGLs (MBbls/d):	27	31	(4)
Revenues	$6,943	$5,179	$1,764
Cost of products sold	4,761	3,381	1,380
Segment margin	2,182	1,798	384
Unrealized (gains) losses on commodity risk management activities	(15)	15	(30)
Operating expenses, excluding non-cash compensation expense	(638)	(621)	(17)
Selling, general and administrative, excluding non-cash compensation expense	(78)	(84)	6
Adjusted EBITDA related to unconsolidated affiliates	28	24	4
Other	2	1	1
Segment Adjusted EBITDA	$1,481	$1,133	$348
Volumes. Gathered volumes and NGL production increased during the year ended December 31, 2017 compared to the prior year primarily due to recent acquisitions, including PennTex, and gains in the Permian, Northeast and South Texas regions, partially offset by basin declines in North Texas and Midcontinent/Panhandle regions.
Segment Margin.  The components of our midstream segment margin were as follows:

	Years Ended December 31,
	2017	2016	Change
Gathering and processing fee-based revenues	$1,690	$1,551	$139
Non-fee based contracts and processing (excluding unrealized gains and losses)	477	262	215
Unrealized gains (losses) on commodity risk management activities	15	(15)	30
Total segment margin	$2,182	$1,798	$384

Segment Adjusted EBITDA. For the year ended December 31, 2017 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:

•	an increase of $150 million in non-fee based margins due to higher crude oil and NGL prices;

•
an increase of $65 million in non-fee based margin due to volume increases in the Permian, Northeast and South Texas regions, partially offset by volume declines in the North Texas and the Midcontinent/Panhandle regions;

•
an increase of $75 million in fee-based revenue due to minimum volume commitments in the South Texas region, as well as volume increases in the Permian and Northeast regions. These increases were partially offset by volume declines in the North Texas and the Midcontinent/Panhandle regions;

•	an increase of $64 million in fee-based revenue due to recent acquisitions, including PennTex; and

•
a decrease of $6 million in selling, general and administrative expenses primarily due to a favorable impact from the adjustment of certain reserves that had previously been recorded in connection with contingent matters. This decrease was partially offset by a decrease in capitalized overhead of $11 million and an increase in shared services allocation of $14 million; partially offset by

•	an increase of $17 million in operating expenses primarily due to recent acquisitions, including PennTex.
NGL and Refined Products Transportation and Services

	Years Ended December 31,
	2017	2016	Change
NGL transportation volumes (MBbls/d)	863	754	109
Refined products transportation volumes (MBbls/d)	624	599	25
NGL and refined products terminal volumes (MBbls/d)	783	791	(8)
NGL fractionation volumes (MBbls/d)	427	361	66
Revenues	$8,648	$6,409	$2,239
Cost of products sold	6,508	4,553	1,955
Segment margin	2,140	1,856	284
Unrealized (gains) losses on commodity risk management activities	(26)	69	(95)
Operating expenses, excluding non-cash compensation expense	(478)	(441)	(37)
Selling, general and administrative expenses, excluding non-cash compensation expense	(64)	(56)	(8)
Adjusted EBITDA related to unconsolidated affiliates	68	67	1
Other	1	1	—
Segment Adjusted EBITDA	$1,641	$1,496	$145
Volumes. For the year ended December 31, 2017 compared to the prior year, NGL and refined products transportation volumes increased from the Permian, Barnett/East Texas, Eagle Ford, Southeast Texas, Marcellus and Louisiana. NGL and refined products terminal volumes increased slightly for the year ended December 31, 2017 primarily due to increased throughput at our Marcus Hook Industrial Complex from the Northeast producing region, the impact of which was partially offset by the sale of one of our refined product terminals in April 2017.
Average volumes fractionated at our Mont Belvieu, Texas fractionation facility increased 22% for the year ended December 31, 2017 compared to the prior year primarily due to the commissioning of our fourth fractionator in October 2016, which has a capacity of 120 MBbls/d, as well as increased producer volumes as mentioned above.

Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Years Ended December 31,
	2017	2016	Change
Fractionators and Refinery services margin	$488	$407	$81
Transportation margin	990	866	124
Storage margin	214	208	6
Terminal Services margin	351	322	29
Marketing margin	71	122	(51)
Unrealized gains (losses) on commodity risk management activities	26	(69)	95
Total segment margin	$2,140	$1,856	$284
Segment Adjusted EBITDA. For the year ended December 31, 2017 compared to the prior year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $124 million in transportation margin primarily due to increased throughput on our Texas NGL pipelines resulting from increased producer services as noted above and the ramp up of volumes on our Mariner East system;

•
an increase of $81 million in fractionation and refinery services margin primarily due to higher NGL volumes from most major producing regions feeding our Mont Belvieu fractionation facility, the first full year of service for our fourth fractionator at Mont Belvieu, Texas and a $17 million increase from blending gains as a result of improved market pricing, as noted above;

•
an increase of $29 million in terminal services margin due to a $43 million increase resulting from higher throughput volumes at our Marcus Hook and Nederland NGL terminals. This increase was partially offset by a $14 million decrease resulting from lower refined products terminal throughput and the sale of one of our refined product terminals in April 2017; and

•
an increase of $6 million in storage margin primarily due to a $4 million increase from Hattiesburg storage caverns as a result of a new storage contract effective in April 2017 as well as a $2 million increase from propane and butane blending gains as a result of improved market pricing; offset by

•	a decrease of $51 million in marketing margin primarily due to the timing of the recognition of margin from optimization activities;

•
an increase of $37 million in operating expenses due to a $16 million increase related to the fourth fractionator being placed into service in October 2016, an $11 million increase related to higher utility expenses on our Texas NGL pipelines, a $5 million increase due to higher right-of-way expenses primarily on our legacy Sunoco Logistics assets and a $4 million increase from our Mont Belvieu storage assets primarily due to higher employee costs; and

•	an increase of $8 million in selling, general and administrative expenses due to higher allocations.
Crude Oil Transportation and Services

	Years Ended December 31,
	2017	2016	Change
Crude Transportation Volumes (MBbls/d)	3,538	2,652	886
Crude Terminals Volumes (MBbls/d)	1,928	1,537	391
Revenue	$11,703	$7,539	$4,164
Cost of products sold	9,826	6,416	3,410
Segment margin	1,877	1,123	754
Unrealized losses on commodity risk management activities	1	2	(1)
Operating expenses, excluding non-cash compensation expense	(430)	(247)	(183)
Selling, general and administrative expenses, excluding non-cash compensation expense	(82)	(58)	(24)
Adjusted EBITDA related to unconsolidated affiliates	13	14	(1)
Segment Adjusted EBITDA	$1,379	$834	$545

Segment Adjusted EBITDA. For the year ended December 31, 2017 compared to the prior year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $724 million resulting primarily from placing our Bakken Pipeline in service in the second quarter of 2017, as well as the acquisition of a crude oil gathering system in West Texas and the addition of joint venture crude transportation assets;

•	an increase of $90 million from existing transportation assets due to increased volumes throughout the system; and

•	an increase of $16 million from increased throughput fees and tank rentals, primarily from increased activity at our Nederland, Texas crude terminal; partially offset by

•	a decrease of $78 million in margin from our crude oil acquisition and marketing business resulting from less favorable market price spreads particularly in the first three quarters of 2017;

•
an increase of $183 million in operating expenses primarily due to an increase of $130 million resulting primarily from placing the Bakken Pipeline as well as certain joint venture crude transportation assets in service in the first and second quarters of 2017, respectively, an increase of $46 million due to higher utilities, line testing, and environmental costs from existing transport assets and an increase of $6 million for losses related to Hurricane Harvey; and

•	an increase of $24 million in selling, general and administrative expenses primarily due to merger fees and legal and environmental reserves.
Investment in Sunoco LP

	Years Ended December 31,
	2017	2016	Change
Revenues	$11,723	$9,986	$1,737
Cost of products sold	10,615	8,830	1,785
Segment margin	1,108	1,156	(48)
Unrealized (gains) losses on commodity risk management activities	(3)	5	(8)
Operating expenses, excluding non-cash compensation expense	(456)	(455)	(1)
Selling, general and administrative, excluding non-cash compensation expense	(116)	(143)	27
Inventory valuation adjustments	(24)	(97)	73
Adjusted EBITDA from discontinued operations	223	199	24
Segment Adjusted EBITDA	$732	$665	$67
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the year ended December 31, 2017 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment increased due to the net impacts of the following:

•
an increase of $18 million in gross margin (excluding a $65 million change in fair value adjustments related to inventory and unrealized gains and losses on commodity risk management activities) primarily caused by an increase in wholesale motor fuel gross profit per gallon, partially offset by a net increase in other gross profit consisting of merchandise, rental & other and retail motor fuel of $13 million;

•
a decrease of $27 million in general and administrative expenses primarily due to higher costs in 2016 related to relocation, employee termination, and higher contract labor and professional fees as the Partnership transitioned offices in Philadelphia, Pennsylvania, Houston, Texas, and Corpus Christi, Texas to Dallas during 2016; and

•	an increase of $24 million related to discontinued operations; partially offset by

•
an increase of $1 million in other operating expenses primarily attributable to Sunoco LP’s retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites.

All Other

	Years Ended December 31,
	2017	2016	Change
Revenue	$2,901	$3,272	$(371)
Cost of products sold	2,509	2,942	(433)
Segment margin	392	330	62
Unrealized (gains) losses on commodity risk management activities	(11)	26	(37)
Operating expenses, excluding non-cash compensation expense	(117)	(79)	(38)
Selling, general and administrative expenses, excluding non-cash compensation expense	(103)	(86)	(17)
Adjusted EBITDA related to unconsolidated affiliates	45	15	30
Other and eliminations	13	(13)	26
Segment Adjusted EBITDA	$219	$193	$26
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing operations;

•	our wholly-owned natural gas compression operations;

•	a non-controlling interest in PES, representing approximately 33% of PES’ outstanding common units for the periods presented above; and

•	our investment in coal handling facilities.
Segment Adjusted EBITDA. For the year ended December 31, 2017 compared to the prior year, Segment Adjusted EBITDA increased due to the net impact of the following:

•	an increase of $33 million in Adjusted EBITDA related to our investment in PES;

•	an increase of $20 million in crude and power trading activates, primarily from the liquidation of crude inventories;

•	a one-time fee of $15 million received from a joint venture affiliate; and

•	a decrease of $11 million in expenses related to our compression business; partially offset by

•	a decrease of $31 million from the mark-to-market of physical system gas and settled derivatives;

•	an increase of $17 million in selling, general and administrative expenses primarily from higher transaction-related expenses; and

•	a decrease of $15 million in income related to the termination of management fees paid by ET that ended in the first quarter of 2017.
Liquidity and Capital Resources
Our ability to satisfy our obligations and pay distributions to our preferred unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

The Partnership currently expect capital expenditures in 2019 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$125	$175	$35	$40
Interstate transportation and storage (1)	175	200	140	145
Midstream	750	850	115	120
NGL and refined products transportation and services	3,100	3,200	90	100
Crude oil transportation and services (1)	575	650	90	100
All other (including eliminations)	125	150	50	55
Total capital expenditures	$4,850	$5,225	$520	$560

(1)	Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
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
We generally fund maintenance capital expenditures and distributions with cash flows from operating activities. We generally expect to fund growth capital expenditures with proceeds of borrowings under credit facilities, long-term debt, the issuance of additional preferred units or a combination thereof.
As of December 31, 2018, in addition to $418 million of cash on hand, we had available capacity under the ETO Credit Facilities of $2.24 billion. Based on our current estimates, we expect to utilize capacity under the ETO Credit Facilities, along with cash from operations, to fund our announced growth capital expenditures and working capital needs through the end of 2019; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects, to maintain investment grade credit metrics or other partnership purposes.
Sunoco LP
Sunoco LP’s primary sources of liquidity consist of cash generated from operating activities, borrowings under its $1.50 billion credit facility and the issuance of additional long-term debt or partnership units as appropriate given market conditions. At December 31, 2018, Sunoco LP had available borrowing capacity of $792 million under its revolving credit facility and $56 million of cash and cash equivalents on hand.
In 2019, Sunoco LP expects to invest approximately $90 million in growth capital expenditures and approximately $45 million on maintenance capital expenditures. Sunoco LP may revise the timing of these expenditures as necessary to adapt to economic conditions.
USAC
The compression services business is capital intensive, requiring significant investment to maintain, expand and upgrade existing operations. USAC’s capital requirements have consisted primarily of, and it anticipates that its capital requirements will continue to consist primarily of, the following:

•
maintenance capital expenditures, which are capital expenditures made to maintain the operating capacity of its assets and extend their useful lives, to replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining its existing business and related operating income; and

•
expansion capital expenditures, which are capital expenditures made to expand the operating capacity or operating income capacity of assets, including by acquisition of compression units or through modification of existing compression units to increase their capacity, or to replace certain partially or fully depreciated assets that were not currently generating operating income.

USAC classifies capital expenditures as maintenance or expansion on an individual asset basis. Over the long-term, USAC expects that its maintenance capital expenditure requirements will continue to increase as the overall size and age of its fleet increase.

USAC currently plans to spend approximately $25 million in maintenance capital expenditures during 2019, including parts consumed from inventory.
Without giving effect to any equipment USAC may acquire pursuant to any future acquisitions, it currently has budgeted between $140 million and $150 million in expansion capital expenditures during 2019. As of December 31, 2018, USAC has binding commitments to purchase $108 million of additional compression units and serialized parts, all of which USAC expects to be delivered in 2019.
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
Following is a summary of operating activities by period:
Year Ended December 31, 2018
Cash provided by operating activities in 2018 was $7.56 billion and income from continuing operations was $4.04 billion.  The difference between net income and cash provided by operating activities in 2018 primarily consisted of non-cash items totaling $3.11 billion offset by net changes in operating assets and liabilities of $117 million. The non-cash activity in 2018 consisted primarily of depreciation, depletion and amortization of $2.84 billion, impairment losses of $431 million, non-cash compensation expense of $105 million, equity in earnings of unconsolidated affiliates of $344 million, inventory valuation adjustments of $85 million, losses on extinguishment of debt of $109 million and deferred income taxes expense of $8 million. The Partnership also received distributions of $328 million from unconsolidated affiliates.
Year Ended December 31, 2017
Cash provided by operating activities in 2017 was $4.82 billion and income from continuing operations was $2.95 billion.  The difference between net income and cash provided by operating activities in 2017 primarily consisted of non-cash items totaling $1.78 billion offset by net changes in operating assets and liabilities of $173 million. The non-cash activity in 2017 consisted primarily of depreciation, depletion and amortization of $2.54 billion, impairment losses of $1.04 billion, impairment of an unconsolidated affiliate of $313 million, non-cash compensation expense of $99 million, equity in earnings of unconsolidated affiliates of $144 million, inventory valuation adjustments of $24 million, losses on extinguishment of debt of $42 million and a deferred income tax benefit of $1.84 billion. The Partnership also received distributions of $297 million from unconsolidated affiliates.
Year Ended December 31, 2016
Cash provided by operating activities in 2016 was $4.21 billion and income from continuing operations was $911 million.  The difference between net income and cash provided by operating activities in 2016 primarily consisted of non-cash items totaling $2.75 billion offset by net changes in operating assets and liabilities of $303 million. The non-cash activity in 2016 consisted primarily of depreciation, depletion and amortization of $2.20 billion, impairment losses of $1.04 billion, impairment in unconsolidated affiliates of $308 million, inventory valuation adjustments of $97 million, non-cash compensation expense of $93 million, equity in earnings of unconsolidated affiliates of $270 million and a deferred income tax benefit of $174 million. The Partnership also received distributions of $268 million from unconsolidated affiliates.

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
Following is a summary of investing activities by period:
Year Ended December 31, 2018
Cash used in investing activities in 2018 was $6.90 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $7.30 billion.  Additional detail related to our capital expenditures is provided in the table below.  We received $711 million of cash proceeds related to the USAC acquisition and paid $429 million in cash for all other acquisitions. We also received $87 million of cash proceeds from the sale of assets.
Year Ended December 31, 2017
Cash used in investing activities in 2017 was $5.61 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $8.42 billion.  Additional detail related to our capital expenditures is provided in the table below.  We paid $280 million in cash related to the acquisition of PennTex’s remaining noncontrolling interest and $303 million in cash for all other acquisitions. We received $2.00 billion in cash related to the Bakken equity sale to MarEn Bakken Company LLC, $1.48 billion in cash related to the Rover equity sale to Blackstone Capital Partners and $135 million in cash in distributions from unconsolidated affiliates.
Year Ended December 31, 2016
Cash used in investing activities in 2016 was $8.96 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $7.68 billion.  Additional detail related to our capital expenditures is provided in the table below.  We paid net cash of $1.40 billion for acquisitions, including the acquisition of a noncontrolling interest.

The following is a summary of the Partnership’s capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline projects and net of contributions in aid of construction costs) by period:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Year Ended December 31, 2018:
Intrastate transportation and storage	$311	$33	$344
Interstate transportation and storage	695	117	812
Midstream	1,026	135	1,161
NGL and refined products transportation and services	2,303	78	2,381
Crude oil transportation and services	414	60	474
Investment in Sunoco LP	72	31	103
Investment in USAC (1)	182	23	205
All other (including eliminations)	117	33	150
Total capital expenditures	$5,120	$510	$5,630

Year Ended December 31, 2017:
Intrastate transportation and storage	$155	$20	$175
Interstate transportation and storage	645	83	728
Midstream	1,185	123	1,308
NGL and refined products transportation and services	2,899	72	2,971
Crude oil transportation and services	392	61	453
Investment in Sunoco LP (2)	129	48	177
All other (including eliminations)	196	72	268
Total capital expenditures	$5,601	$479	$6,080

Year Ended December 31, 2016:
Intrastate transportation and storage	$53	$23	$76
Interstate transportation and storage	191	89	280
Midstream	1,133	122	1,255
NGL and refined products transportation and services	2,150	48	2,198
Crude oil transportation and services	1,806	35	1,841
Investment in Sunoco LP (2)	333	106	439
All other (including eliminations)	109	51	160
Total capital expenditures	$5,775	$474	$6,249

(1)
Amounts related to USAC capital expenditures (net of contributions in aid of construction costs) for 2018 are subsequent to the close of the CDM Contribution on April 2, 2018 as discussed in “Recent Developments.”

(2)	Amounts related to Sunoco LP’s capital expenditures include capital expenditures related to discontinued operations.
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
Following is a summary of financing activities by period:
Year Ended December 31, 2018
Cash used in financing activities was $3.31 billion in 2018.  We received $58 million in net proceeds from common unit offerings and $867 million in net proceeds from the issuance of preferred units. Net proceeds from the offerings were used to repay outstanding borrowings under the ETO Credit Facilities, to fund capital expenditures and acquisitions, as well as for general partnership purposes.  In 2018, we had a net increase in in our debt level of $801 million. In 2018, we paid distributions of $4.56 billion to our partners and we paid distributions of $1.17 billion to noncontrolling interests, including predecessor distributions. In addition, we received capital contributions from noncontrolling interests of $649 million. During 2018, we incurred debt issuance costs of $162 million and our subsidiaries repurchased $300 million of common units in cash. Additionally, in 2018, our subsidiary received $465 million related to redeemable noncontrolling interests.
Year Ended December 31, 2017
Cash provided by financing activities was $572 million in 2017.  We received $2.28 billion in net proceeds from common unit offerings, $1.48 billion in net proceeds from the issuance of preferred units and we received $333 million in net proceeds from predecessor equity offerings. Net proceeds from the offerings and issuances were used to repay outstanding borrowings under the ETO Credit Facility, to fund capital expenditures and acquisitions as well as for general partnership purposes.  In 2017, we had a net increase in our debt level of $421 million. In addition, we incurred debt issuance costs of $83 million. In 2017, we paid distributions of $3.47 billion to our partners and distributions of $714 million to noncontrolling interests, including predecessor distributions. In addition, we received capital contributions from noncontrolling interests of $1.21 billion.
Year Ended December 31, 2016
Cash provided by financing activities was $5.02 billion in 2016.  We received $1.10 billion in net proceeds from common unit offerings, our subsidiaries received $1.39 billion in net proceeds from the issuance of common units and we received $132 million in net proceeds from predecessor equity offerings. Net proceeds from the offerings were used to repay outstanding borrowings under the ETO Credit Facility, to fund capital expenditures and acquisitions as well as for general partnership purposes.  In 2016, we had a net increase in our debt level of $6.41 billion. In addition, we incurred debt issuance costs of $52 million. In 2016, we paid distributions of $3.54 billion to our partners and we paid distributions of $726 million to noncontrolling interests, including predecessor distributions. In addition, we received capital contributions from noncontrolling interests of $236 million.
Discontinued Operations
Following is a summary of activities related to discontinued operations by period:
Year Ended December 31, 2018
Cash provided by discontinued operations was $2.73 billion for the year ended December 31, 2018 resulting from cash used in operating activities of $484 million, cash provided by investing activities of $3.21 billion and changes in cash included in current assets held for sale of $11 million.
Year Ended December 31, 2017
Cash provided by discontinued operations was $93 million for the year ended December 31, 2017 resulting from cash provided by operating activities of $136 million, cash used in investing activities of $38 million and changes in cash included in current assets held for sale of $5 million.
Year Ended December 31, 2016
Cash used in discontinued operations was $385 million for the year ended December 31, 2016 resulting from cash provided by operating activities of $93 million, cash used in investing activities of $483 million and changes in cash included in current assets held for sale of $5 million.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31,
	2018	2017
ETO Senior Notes	$28,755	$27,005
Transwestern Senior Notes	575	575
Panhandle Senior Notes	385	785
Sunoco LP Senior Notes, Term Loan and lease-related obligations	2,307	3,556
USAC Senior Notes due April 1, 2026	725	—
Revolving credit facilities:
ETO $5.00 billion Revolving Credit Facility due December 2023	3,694	2,292
ETO $1.00 billion 364-Day Credit Facility due November 2019	—	50
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	700	—
Sunoco LP $1.50 billion Revolving Credit Facility due September 2019	—	765
USAC $1.60 billion Revolving Credit Facility due April 2023	1,050	—
Bakken $2.50 billion Credit Facility due August 2019	2,500	2,500
Other long-term debt	7	8
Unamortized premiums, net of discounts and fair value adjustments	31	61
Deferred debt issuance costs	(221)	(213)
Total debt	40,508	37,384
Less: current maturities of long-term debt	2,655	413
Long-term debt, less current maturities	$37,853	$36,971
The terms of our consolidated indebtedness and that of our subsidiaries are described in more detail below and in Note 5 to our consolidated financial statements.
Recent Transactions
ETO 2019 Senior Notes Offering and Redemption
In January 2019, ETO issued the following senior notes:

•	$750 million aggregate principal amount of 4.50% senior notes due 2024;

•	$1.50 billion aggregate principal amount of 5.25% senior notes due 2029; and

•	$1.75 billion aggregate principal amount of 6.25% senior notes due 2049.
The $3.96 billion net proceeds from the offering were used to make an intercompany loan to ET (which ET used to repay its term loan in full), for general partnership purposes and to redeem at maturity all of the following:

•	ETO’s $400 million aggregate principal amount of 9.70% senior notes due March 15, 2019;

•	ETO’s $450 million aggregate principal amount of 9.00% senior notes due April 15, 2019; and

•	Panhandle’s $150 million aggregate principal amount of 8.125% senior notes due June 1, 2019.
ETO 2018 Senior Notes Offering and Redemption
In June 2018, ETO issued the following senior notes:

•	$500 million aggregate principal amount of 4.20% senior notes due 2023;

•	$1.00 billion aggregate principal amount of 4.95% senior notes due 2028;

•	$500 million aggregate principal amount of 5.80% senior notes due 2038; and

•	$1.00 billion aggregate principal amount of 6.00% senior notes due 2048.

The $2.96 billion net proceeds from the offering were used to repay borrowings outstanding under ETO’s revolving credit facility, for general partnership purposes and to redeem at maturity all of the following senior notes:

•	ETO’s $650 million aggregate principal amount of 2.50% senior notes due June 15, 2018;

•	Panhandle’s $400 million aggregate principal amount of 7.00% senior notes due June 15, 2018; and

•	ETO’s $600 million aggregate principal amount of 6.70% senior notes due July 1, 2018.
The aggregate amount paid to redeem these notes was approximately $1.65 billion.
Sunoco LP Senior Notes Offering
On January 23, 2018, Sunoco LP completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028. Sunoco LP used the proceeds from the private offering, along with proceeds from its retail divestment to:

•
redeem in full its existing senior notes, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020 and $800 million in aggregate principal amount of 6.375% senior notes due 2023;

•	repay in full and terminate its term loan;

•	pay all closing costs in connection with its retail divestment;

•	redeem the outstanding Sunoco LP Series A Preferred Units; and

•	repurchase 17,286,859 Sunoco LP common units owned by ETO.
On December 3, 2018, Sunoco LP completed an exchange of the notes for registered notes with substantially identical terms.
USAC Senior Notes Offerings
In March 2018, USAC completed a private offering of $725 million aggregate principal amount of senior notes that mature on April 1, 2026. The notes accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the notes will be payable semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2018. On January 14, 2019, USAC completed an exchange of these notes for registered notes with substantially identical terms.
In February 2019, USAC announced the offering of $750 million aggregate principal amount of senior unsecured notes due 2027 in a private placement to eligible purchasers. USAC intends to use the net proceeds from this offering to repay a portion of its existing borrowings under the USAC credit facility and for general partnership purposes.
Credit Facilities and Commercial Paper
ETO Credit Facilities
Borrowings under the ETO Credit Facilities are unsecured and initially guaranteed by Sunoco Logistics Partners Operations L.P.  Borrowings under the ETO Credit Facilities will bear interest at a eurodollar rate or a base rate, at our option, plus an applicable margin.  In addition, we will be required to pay a quarterly commitment fee to each lender equal to the product of the applicable rate and such lender’s applicable percentage of the unused portion of the aggregate commitments under the ETO Credit Facilities.
We typically repay amounts outstanding under the ETO Credit Facilities with proceeds from unit offerings or long-term notes offerings. The timing of borrowings depends on the Partnership’s activities and the cash available to fund those activities. The repayments of amounts outstanding under the ETO Credit Facilities depend on multiple factors, including market conditions and expectations of future working capital needs, and ultimately are a financing decision made by management. Therefore, the balance outstanding under the ETO Credit Facilities may vary significantly between periods. We do not believe that such fluctuations indicate a significant change in our liquidity position, because we expect to continue to be able to repay amounts outstanding under the ETO Credit Facilities with proceeds from unit offerings or long-term note offerings.
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) previously allowed for unsecured borrowings up to $4.00 billion and matured in December 2022. On October 19, 2018, the ETO Five-Year Credit Facility was amended to increase the borrowing capacity by $1.00 billion, to $5.00 billion, and to extend the maturity date to December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.

As of December 31, 2018, the ETO Five-Year Credit Facility had $3.69 billion outstanding, of which $2.34 billion was commercial paper. The amount available for future borrowings was $1.24 billion after taking into account letters of credit of $63 million. The weighted average interest rate on the total amount outstanding as of December 31, 2018 was 3.57%.
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) previously allowed for unsecured borrowings up to $1.00 billion and matured on November 30, 2018. On October 19, 2018, the ETO 364-Day Facility was amended to extend the maturity date to November 29, 2019. As of December 31, 2018, the ETO 364-Day Facility had no outstanding borrowings.
Bakken Credit Facility
In August 2016, ETO and Phillips 66 completed project-level financing of the Bakken pipeline. The $2.50 billion credit facility matures in August 2019 (the “Bakken Credit Facility”). As of December 31, 2018, the Bakken Credit Facility had $2.50 billion of outstanding borrowings, all of which has been reflected in current maturities of long-term debt on the Partnership’s consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data.” The weighted average interest rate on the total amount outstanding as of December 31, 2018 was 4.27%.
Sunoco LP Credit Facility
As of December 31, 2018, the Sunoco LP Credit Facility had $700 million outstanding borrowings and $8 million in standby letters of credit. The unused availability on the revolver at December 31, 2018 was $792 million. The weighted average interest rate on the total amount outstanding as of December 31, 2018 was 4.45%.
USAC Credit Facility
As of December 31, 2018, USAC had $1.05 billion of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of December 31, 2018, USAC had $550 million of availability under its credit facility. The weighted average interest rate on the total amount outstanding as of December 31, 2018 was 4.69%.
Covenants Related to Our Credit Agreements
Covenants Related to ETO
The agreements relating to the ETO senior notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.
The ETO Credit Facilities contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•
make Distributions (as defined in the ETO Credit Facilities) during certain Defaults (as defined in the ETO Credit Facilities) and during any Event of Default (as defined in the ETO Credit Facilities);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.
The ETO Credit Facilities applicable margin and rate used in connection with the interest rates and commitment fees, respectively, are based on the credit ratings assigned to our senior, unsecured, non-credit enhanced long-term debt. The applicable margin for eurodollar rate loans under the ETO Five-Year Facility ranges from 1.125% to 2.000% and the applicable margin for base rate loans ranges from 0.125% to 1.000%. The applicable rate for commitment fees under the ETO Five-Year Facility ranges from 0.125% to 0.300%.  The applicable margin for eurodollar rate loans under the ETO 364-Day Facility ranges from 1.125% to 1.750% and the applicable margin for base rate loans ranges from 0.250% to 0.750%. The applicable rate for commitment fees under the ETO 364-Day Facility ranges from 0.125% to 0.225%.

The ETO Credit Facilities contain various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The ETO Credit Facilities also limit us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during a Specified Acquisition Period. Our Leverage Ratio was 3.38 to 1 at December 31, 2018, as calculated in accordance with the credit agreements.
The agreements relating to the Transwestern senior notes contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and specify a maximum debt to capitalization ratio.
Failure to comply with the various restrictive and affirmative covenants of our revolving credit facilities could require us to pay debt balances prior to scheduled maturity and could negatively impact the Partnership’s or our subsidiaries’ ability to incur additional debt and/or our ability to pay distributions to Unitholders.
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

Covenants Related to Sunoco LP
The Sunoco LP Credit Facility contains various customary representations, warranties, covenants and events of default, including a change of control event of default, as defined therein. Sunoco LP’s Credit Facility requires Sunoco LP to maintain a Net Leverage Ratio of not more than 5.5 to 1. The maximum Net Leverage Ratio is subject to upwards adjustment of not more than 6.0 to 1 for a period not to exceed three fiscal quarters in the event Sunoco LP engages in certain specified acquisitions of not less than $50 million (as permitted under Sunoco LP’s Credit Facility agreement). The Sunoco LP Credit Facility also requires Sunoco LP to maintain an Interest Coverage Ratio (as defined in the Sunoco LP’s Credit Facility agreement) of not less than 2.25 to 1.
Covenants Related to USAC
The USAC Credit Facility contains covenants that limit (subject to certain exceptions) USAC’s ability to, among other things:

•	grant liens;

•	make certain loans or investments;

•	incur additional indebtedness or guarantee other indebtedness;

•	merge or consolidate;

•	sell our assets; or

•	make certain acquisitions.
The credit facility is also subject to the following financial covenants, including covenants requiring us to maintain:

•	a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter; and

•
a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (i) 5.75 to 1 through the end of the fiscal quarter ending March 31, 2019, (ii) 5.5 to 1 through the end of the fiscal quarter ending December 31, 2019 and (iii) 5.0 to 1 thereafter, in each case subject to a provision for increases to such thresholds by 0.50 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.

Compliance with our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2018.
Contractual Obligations
The following table summarizes our long-term debt and other contractual obligations as of December 31, 2018:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$40,698	$3,505	$3,287	$11,760	$22,146
Interest on long-term debt(1)	25,702	2,002	3,659	3,043	16,998
Payments on derivatives	181	76	105	—	—
Purchase commitments(2)	2,458	2,295	121	22	20
Transportation, natural gas storage and fractionation contracts	9	8	1	—	—
Operating lease obligations	601	104	169	108	220
Service concession arrangement(3)	394	15	30	31	318
Other(4)	198	26	51	43	78
Total(5)	$70,241	$8,031	$7,423	$15,007	$39,780

(1)
Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2018. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2018. To the extent interest rates change, our contractual obligations for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(2)
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for refined product and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2018 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

(3)	Includes minimum guaranteed payments under service concession arrangements with New Jersey Turnpike Authority and New York Thruway Authority.

(4)
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

(5)	Excludes non-current deferred tax liabilities of $2.88 billion due to uncertainty of the timing of future cash flows for such liabilities.
Cash Distributions
ETO Preferred Unit Distributions
Distributions on the Partnership’s Series A, Series B, Series C and Series D preferred units declared and/or paid by the Partnership during the periods presented were as follows:

Period Ended	Record Date	Payment Date	Series A (1)		Series B (1)		Series C		Series D
December 31, 2017	February 1, 2018	February 15, 2018	$15.4510	*	$16.3780	*	$—		$—
June 30, 2018	August 1, 2018	August 15, 2018	31.2500		33.1250		0.5634	*	—
September 30, 2018	November 1, 2018	November 15, 2018	—		—		0.4609		0.5931	*
December 31, 2018	February 1, 2019	February 15, 2019	31.2500		33.1250		0.4609		0.4766
*    Represent prorated initial distributions.
(1)    Series A and Series B preferred unit distributions are paid on a bi-annual basis.
Sunoco LP Cash Distributions
The following table illustrates the percentage allocations of available cash from operating surplus between Sunoco LP’s common unitholders and the holder of its IDRs based on the specified target distribution levels, after the payment of distributions to Class C unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of the IDR holder and the common unitholders in any available cash from operating surplus which Sunoco LP distributes up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for common unitholders and IDR holder for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%

Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 5, 2016	February 16, 2016	$0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173
June 30, 2016	August 5, 2016	August 15, 2016	0.8255
September 30, 2016	November 7, 2016	November 15, 2016	0.8255
December 31, 2016	February 13, 2017	February 21, 2017	0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255
June 30, 2017	August 7, 2017	August 15, 2017	0.8255
September 30, 2017	November 7, 2017	November 14, 2017	0.8255
December 31, 2017	February 6, 2018	February 14, 2018	0.8255
March 31, 2018	May 7, 2018	May 15, 2018	0.8255
June 30, 2018	August 7, 2018	August 15, 2018	0.8255
September 30, 2018	November 6, 2018	November 14, 2018	0.8255
December 31, 2018	February 6, 2019	February 14, 2019	0.8255
USAC Cash Distributions
Subsequent to the Energy Transfer Merger and USAC Transactions described in Note 1 and Note 3, respectively, ETO owns approximately 39.7 million USAC common units and 6.4 million USAC Class B units. As of December 31, 2018, USAC had approximately 96.4 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding incentive distribution rights.
Distributions on USAC’s units declared and/or paid by USAC subsequent to the USAC transaction on April 2, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2018	May 1, 2018	May 11, 2018	$0.5250
June 30, 2018	July 30, 2018	August 10, 2018	0.5250
September 30, 2018	October 29, 2018	November 09, 2018	0.5250
December 31, 2018	January 28, 2019	February 8, 2019	0.5250
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
ASU 2016-02
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report information about the amount, timing, and uncertainty of cash flows arising from a lease. The update requires lessees to record virtually all leases on their balance sheets. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In January 2018, the FASB issued Accounting Standards Update No. 2018-01 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the existing lease guidance. The Partnership plans to elect the package of transition practical expedients and will adopt this standard beginning with its first quarter of fiscal 2019 and apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Partnership has performed several procedures to evaluate the impact of the adoption of this standard on the financial statements and disclosures and address the implications of Topic 842 on future lease arrangements. The procedures include reviewing all forms of leases, performing a completeness assessment over the lease population, establishing processes and controls to timely identify new and modified lease agreements, educating its employees on these new processes and controls and implementing a third-party supported lease accounting information system to account for our leases in accordance with the new standard. The Partnership is finalizing its evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements, and estimates approximately $1.0 billion of right-to-use assets and lease liabilities will be recognized in the consolidated balance sheet upon adoption, with no material impact to its consolidated statements of operations.
ASU 2017-12
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Partnership expects to adopt the new rules in the first quarter of 2019 and does not expect the adoption of the new accounting rules to have a material impact on the consolidated financial statements and related disclosures.
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
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream, NGL and intrastate transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2018 represent the actual results in all material respects.

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
Lake Charles LNG’s revenues from storage and re-gasification of natural gas are based on capacity reservation charges and, to a lesser extent, commodity usage charges. Reservation revenues are based on contracted rates and capacity reserved by the customers and recognized monthly. Revenues from commodity usage charges are also recognized monthly and represent the recovery of electric power charges at Lake Charles LNG’s terminal.
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
Investment in Sunoco LP
Sunoco LP’s revenues from motor fuel are recognized either at the time fuel is delivered to the customer or at the time of sale. Shipment and delivery of motor fuel generally occurs on the same day. Sunoco LP charges wholesale customers for third-party transportation costs, which are recorded net in cost of sales. Through PropCo, Sunoco LP’s wholly-owned corporate subsidiary, Sunoco LP may sell motor fuel to customers on a commission agent basis, in which Sunoco LP retains title to inventory, controls access to and sale of fuel inventory, and recognizes revenue at the time the fuel is sold to the ultimate customer. In Sunoco LP’s fuel distribution and marketing operations, Sunoco LP derives other income from rental income, propane and lubricating oils, and other ancillary product and service offerings. In Sunoco LP’s other operations, Sunoco LP derives other income from merchandise, lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, movie rentals, and other ancillary product and service offerings. Sunoco LP records revenue from other retail transactions on a net commission basis when a product is sold and/or services are rendered.
Investment in USAC
USAC’s revenue from contracted compression, station, gas treating and maintenance services is recognized ratably under its fixed-fee contracts over the term of the contract as services are provided to its customers. Initial contract terms typically range from six months to five years. However, USAC usually continues to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. USAC primarily enters into fixed-fee contracts whereby its customers are required to pay its monthly fee even during periods of limited or disrupted throughput. Services are generally billed monthly, one month in advance of the commencement of the service month, except for certain customers who are billed at the beginning of the service month, and payment is generally due 30 days after receipt of the invoice.

Amounts invoiced in advance are recorded as deferred revenue until earned, at which time they are recognized as revenue.  The amount of consideration USAC receives and revenue it recognizes is based upon the fixed fee rate stated in each service contract.
USAC’s retail parts and services revenue is earned primarily on freight and crane charges that are directly reimbursable by its customers and maintenance work on units at its customers’ locations that are outside the scope of USAC’s core maintenance activities. Revenue from retail parts and services is recognized at the point in time the part is transferred or service is provided and control is transferred to the customer. At such time, the customer has the ability to direct the use of the benefits of such part or service after USAC has performed its services. USAC bills upon completion of the service or transfer of the parts, and payment is generally due 30 days after receipt of the invoice. The amount of consideration USAC receives and revenue it recognizes is based upon the invoice amount.
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
Accounting for Derivative Instruments and Hedging Activities.  We utilize various exchange-traded and OTC commodity financial instrument contracts to limit our exposure to margin fluctuations in natural gas, NGL, crude oil and refined products. These contracts consist primarily of futures and swaps.
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
Management does not believe that any of the goodwill balances in its reporting units is currently at significant risk of impairment; however, of the $4.89 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2018, approximately $650 million is recorded in reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test.
During the year ended December 31, 2018, the Partnership recorded the following impairments:

•
a $378 million impairment was recorded related to the goodwill associated with the Partnership’s Northeast operations within the midstream segment primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded. These changes in assumptions reflect delays in the construction of third-party takeaway capacity in the Northeast. Additionally, the Partnership recorded asset impairments of $4 million related to our midstream operations and asset impairments $9 million related to our crude operations idle leased assets.

•
Sunoco LP also recognized a $30 million impairment charge on its contractual rights primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded.

•	USAC also recognized a $9 million fixed asset impairment related to certain idle compressor assets.
During the year ended December 31, 2017, the Partnership recorded the following impairments:

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

•
a $79 million impairment was recorded related to the goodwill associated the Partnership’s refined products transportation and services reporting unit. Subsequent to the Sunoco Logistics Merger, the Partnership restructured the internal reporting of legacy Sunoco Logistics’ business to be consistent with the internal reporting of legacy ETO. Subsequent to this reallocation the carrying value of certain refined products reporting units was less than the estimated fair value due to a reduction in management’s forecasted future cash flows from the related reporting units, and the goodwill associated with those reporting units was fully impaired. No goodwill remained in the respective reporting units subsequent to the impairment.

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

•	For 2017, Sunoco LP also recognized impairments of $404 million, of which $119 million was allocated to continuing operations, as discussed further below.
During the year ended December 31, 2016, the Partnership recorded the following impairments:

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

•	For 2016, Sunoco LP also recognized impairments of $641 million, of which $227 million was allocated to continuing operations, as discussed further below.
Except for the 2017 impairment of the goodwill associated with CDM, as discussed above, the goodwill impairments recorded by the Partnership during the years ended December 31, 2018, 2017 and 2016 represented all of the goodwill within the respective reporting units.

During 2017, Sunoco LP announced the sale of a majority of the assets in its retail and Stripes reporting units. These reporting units include the retail operations in the continental United States but excludes the retail convenience store operations in Hawaii that comprise the Aloha reporting unit. Upon the classification of assets and related liabilities as held for sale, Sunoco LP’s management applied the measurement guidance in ASC 360, Property, Plant and Equipment, to calculate the fair value less cost to sell of the disposal group. In accordance with ASC 360-10-35-39, Sunoco LP’s management first tested the goodwill included within the disposal group for impairment prior to measuring the disposal group’s fair value less the cost to sell. In the determination of the classification of assets held for sale and the related liabilities, Sunoco LP’s management allocated a portion of the goodwill balance previously included in the Sunoco LP retail and Stripes reporting units to assets held for sale based on the relative fair values of the business to be disposed of and the portion of the respective reporting unit that will be retained in accordance with ASC 350-20-40-3.
Sunoco LP recognized goodwill impairments of $387 million in 2017, of which $102 million was allocated to continuing operations, primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded.
Additionally, Sunoco LP performed impairment tests on its indefinite-lived intangible assets during the fourth quarter of 2017 and recognized $13 million and $4 million impairment charge on their contractual rights and liquor licenses primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded.
For the year ended December 31, 2016, Sunoco LP recognized goodwill impairments of $641 million, of which $227 million was allocated to continuing operations, primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded.
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
Except for certain amounts discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2018 and 2017, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal AROs for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. We believe we may have additional AROs related to Sunoco, Inc.’s pipeline assets and storage tanks, for which it is not possible to estimate whether or when the AROs will be settled. Consequently, these AROs cannot be measured at this time. Sunoco LP has AROs related to the estimated future cost to remove underground storage tanks.
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
Long-lived assets related to AROs aggregated $106 million and $103 million and were reflected as property, plant and equipment on our consolidated balance sheet as of December 31, 2018 and 2017, respectively. In addition, other non-current assets on the Partnership’s consolidated balance sheet included $26 million and $21 million of legally restricted funds for the purpose of settling AROs as of December 31, 2018 and 2017, respectively.
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
For more information on our litigation and contingencies, see Note 10 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this report.
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
In general, each remediation site/issue is evaluated individually based upon information available for the site/issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (e.g., service station sites) in determining the amount of probable loss accrual to be recorded. The Partnership’s estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance requires that the minimum of the range be accrued. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheet reflected $337 million in environmental accruals as of December 31, 2018.
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
Deferred Income Taxes. ETO recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to state and federal NOLs and federal tax alternative minimum tax credit carryforwards totaling $768 million have been included in ETO’s consolidated balance sheet as of December 31, 2018. The state NOL carryforward benefits of $213 million ($168 million net of federal benefit) begin to expire in 2019 with a substantial portion expiring between 2032 and 2038. The federal NOLs of $2.60 billion ($546 million in benefits) will expire in 2031 and 2037 if attributable to tax years prior to 2018. Any federal NOL generated in 2018 and future years can be carried forward indefinitely. Federal alternative minimum tax credit carryforwards of $31 million remained at December 31, 2018. We have determined that a valuation allowance totaling $124 million ($98 million net of federal income tax effects) is required for the state NOLs at December 31, 2018 primarily due to significant restrictions on their use in the Commonwealth of Pennsylvania. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
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
We use futures and swaps to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in margins for certain refined products and to lock in the price of a portion of natural gas purchases or sales. These contracts are not designated as hedges for accounting purposes.
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

	December 31, 2018			December 31, 2017
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	468	$—	$—	1,078	$—	$—
Basis Swaps IFERC/NYMEX(1)	16,845	7	1	48,510	2	1
Options – Puts	10,000	—	—	13,000	—	—
Power (Megawatt):
Forwards	3,141,520	6	8	435,960	1	1
Futures	56,656	—	—	(25,760)	—	—
Options – Puts	18,400	—	—	(153,600)	—	1
Options – Calls	284,800	1	—	137,600	—	—
Crude (MBbls) – Futures	—	—	—	—	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(30,228)	(52)	13	4,650	(13)	4
Swing Swaps IFERC	54,158	12	—	87,253	(2)	1
Fixed Swaps/Futures	(1,068)	19	1	(4,390)	(1)	2
Forward Physical Contracts	(123,254)	(1)	32	(145,105)	6	41
NGL (MBbls) – Forwards/Swaps	(2,135)	67	67	(2,493)	5	16
Crude (MBbls) – Forwards/Swaps	20,888	(60)	29	9,237	(4)	9
Refined Products (MBbls) – Futures	(1,403)	(8)	6	(3,901)	(27)	4
Corn (thousand bushels)	(1,920)	—	1	1,870	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(17,445)	(4)	—	(39,770)	(2)	—
Fixed Swaps/Futures	(17,445)	(10)	6	(39,770)	14	11

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of December 31, 2018, we had $8.54 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $85 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes (dollar amounts presented in millions):

Term	Type(1)	Notional Amount Outstanding
		December 31, 2018	December 31, 2017
July 2018 (2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	$—	$300
July 2019 (2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	400	300
July 2020 (2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021 (2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	—
December 2018	Pay a floating rate and receive a fixed rate of 1.53%	—	1,200
March 2019	Pay a floating rate and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $259 million as of December 31, 2018. For the $300 million of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of less than $1 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrial end-users, oil and gas producers, municipalities, gas and electric utilities, midstream companies and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2018.
Management’s Report on Internal Control over Financial Reporting
The management of Energy Transfer Operating, L.P. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO framework”).
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of Energy Transfer Partners, L.L.C. and
Unitholders of Energy Transfer Operating, L.P.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Energy Transfer Operating, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2018, and our report dated February 22, 2019 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
February 22, 2019

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our General Partner, Energy Transfer Partners GP, L.P. (“ETP GP”), manages and directs all of our activities. The activities of ETP GP are managed and directed by its general partner, ETP LLC, which we refer to in this Item as “our General Partner.” Our officers and directors are officers and directors of ETP LLC. ET, as the sole member of ETP LLC, is entitled under the limited liability company agreement of ETP LLC to appoint all of the directors of ETP LLC. This agreement provides that the Board of Directors of ETP LLC shall consist of not more than 13 persons, at least three of whom are required to qualify as independent directors. As of December 31, 2018, our Board of Directors was comprised of six persons, three of whom qualified as “independent” under the NYSE’s corporate governance standards. Our Board of Directors determined that Messrs. Smith, Skidmore and Williams all met the NYSE’s independence requirements. Our current directors who are not independent consist of Kelcy L. Warren, ETP LLC’s Chief Executive Officer, and Matthew S. Ramsey, ETP LLC’s President and Chief Operating Officer, as well as Marshall S. McCrea III, the President and Chief Commercial Officer of ET’s general partner.
As a limited partnership, we are not required by the rules of the NYSE to seek Unitholder approval for the election of any of our directors. We believe that ET has appointed as directors individuals with experience, skills and qualifications relevant to the business of the Partnership, such as experience in energy or related industries or with financial markets, expertise in natural gas operations or finance, and a history of service in senior leadership positions. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees, but we believe ET has endeavored to assemble a group of individuals with the qualities and attributes required to provide effective oversight of the Partnership.
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
Corporate Governance
The Board of Directors has adopted both a Code of Business Conduct and Ethics applicable to our directors, officers and employees, and Corporate Governance Guidelines for directors and the Board. Current copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines and charters of the Audit and Compensation Committees of our Board of Directors are available on our website at www.energytransfer.com.

Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found and/or provided at such Internet addresses or at our website in general is intended or deemed to be incorporated by reference herein.
Annual Certification
In 2018, our CEO provided to the NYSE the annual CEO certification regarding our compliance with the NYSE corporate governance listing standards.
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
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407 (d)(5) of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee member David K. Skidmore qualified as Audit Committee financial expert during 2018. A description of the qualifications of Mr. Skidmore may be found elsewhere in this Item under “Directors and Executive Officers of our General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and makes recommendations to the Board of Directors relating to our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Board of Directors adopts the charter for the Audit Committee. Messrs. Skidmore, Smith and Williams currently serve on the Audit Committee.
Compensation and Nominating/Corporate Governance Committees
We are not required under NYSE rules to appoint a compensation committee or a nominating/corporate governance committee because we are a limited partnership; however, our Board of Directors previously established a Compensation Committee to establish standards and make recommendations concerning the compensation of our officers and directors. Prior to the Energy Transfer Merger, Michael K. Grimm and David K. Skidmore, both of whom were determined by our Board of Directors to be “independent” (as that term is defined in the applicable NYSE corporate governance standards), served on the ETO Compensation Committee. Following the Energy Transfer Merger, the duties of the ETO compensation committee have been delegated to the Compensation Committee of ET.
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

Meetings of Non-management Directors and Communications with Directors
Our non-management directors meet in regularly scheduled sessions. The Chairman of our Audit Committee acts as the presiding director of such meetings.
We have established a procedure by which interested parties may communicate directly with the Board of Directors, any committee of the Board, any independent directors, or any one director serving on the Board of Directors by sending written correspondence addressed to the desired person or entity to the attention of our General Counsel at Energy Transfer Operating, L.P., 8111 Westchester Drive, Suite 600, Dallas, Texas 75225 or generalcounsel@energytransfer.com. Communications are distributed to the Board of Directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communication.
Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 22, 2019. Executive officers and directors are elected for one-year terms.

Name	Age	Position with Our General Partner
Kelcy L. Warren	63	Chief Executive Officer and Chairman of the Board of Directors
Matthew S. Ramsey	63	Director, President and Chief Operating Officer
Thomas E. Long	62	Chief Financial Officer
Marshall S. (Mackie) McCrea, III	59	Director and ET President and Chief Commercial Officer
James M. Wright, Jr.	50	General Counsel
A. Troy Sturrock	48	Senior Vice President, Controller and Principal Accounting Officer
David K. Skidmore	63	Director
W. Brett Smith	59	Director
William P. Williams	81	Director
Messrs. Warren, McCrea and Ramsey also serve as directors of ETO’s general partner. Mr. Ramsey also serves as a director of the general partner of Sunoco LP.
In connection with the closing of the Energy Transfer Merger in October 2018, Mr. Williams was appointed to the Board of Directors and Michael K. Grimm stepped down from the Board of Directors. Mr. Williams previously served as a director of ET’s general partner and Mr. Grimm now serves as a director of ET’s general partner.
Set forth below is biographical information regarding the foregoing officers and directors of our General Partner:
Kelcy L. Warren.  Mr. Warren is the Chief Executive Officer and Chairman of the Board of Directors of the general partner of ETO. Mr. Warren also serves as Chairman of the Board of Directors of ET’s general partner. Mr. Warren also served as the Chief Executive Officer of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Prior to the combination of the operations of ETO and Heritage Propane in 2004, Mr. Warren co-founded the entities that acquired and operated the midstream assets that were contributed in the merger. From 1996 to 2000, Mr. Warren served as a Director of Crosstex Energy, Inc. and from 1993 to 1996, he served as President, Chief Operating Officer and a Director of Cornerstone Natural Gas, Inc. The member of our general partner selected Mr. Warren to serve as a director and as Chairman because he is the Partnership’s Chief Executive Officer and has more than 30 years in the natural gas industry. Mr. Warren also has relationships with chief executives and other senior management at natural gas transportation companies throughout the United States, and brings a unique and valuable perspective to the Board of Directors.
Matthew S. Ramsey. Mr. Ramsey was appointed as a director of ET’s general partner in July 2012 and as a director of ETO’s general partner in November 2015. Mr. Ramsey was named President and Chief Operating Officer of ETO’s general partner in November 2015. He became the Chief Operating Officer of ET’s general partner in October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. Mr. Ramsey is also a director of Sunoco LP, having served as chairman of Sunoco LP’s board since April 2015, and of USAC, having served on that board since April 2018. Mr. Ramsey also served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner, from November 2016 to July 2017. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership, and previously served as a director of RSP Permian, Inc. where he served on the audit and compensation committees. Mr. Ramsey formerly served as President of DDD Energy, Inc. until its sale in 2002. From 1996 to 2000, Mr. Ramsey served as President and Chief Executive Officer of OEC Compression Corporation, Inc., a publicly traded oil field service company, providing gas compression services to a variety of energy clients. Previously, Mr. Ramsey served as Vice President of Nuevo Energy Company, an independent energy company. Additionally, he was employed by Torch Energy Advisors, Inc., a company providing management and operations services to energy companies including Nuevo Energy, last serving as Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School Advanced Management Program. Mr. Ramsey is licensed to practice law in the State of Texas. He is qualified to practice in the Western District of Texas and the United States Court of Appeals for the Fifth Circuit. Mr. Ramsey formerly served as a director of Southern Union Company. The member of our General Partner recognize Mr. Ramsey’s vast experience in the oil and gas space and believe that he provides valuable industry insight as a member of our Board of Directors.
Thomas E. Long.  Mr. Long has served as the Chief Financial Officer of our General Partner since April 2015 and ET’s general partner since February 2016. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner, from November 2016 to July 2017. Mr. Long has served as a director of Sunoco LP since May 2016 and as Chairman of the Board of USAC since April 2018. Mr. Long previously served as Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies.
Marshall S. (Mackie) McCrea, III.  Mr. McCrea is the President and Chief Commercial Officer of our general partner, having served in that role since October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. Prior to that time, he had been the Group Chief Operating Officer and Chief Commercial Officer of the Energy Transfer family since November 2015. Mr. McCrea was appointed as a director of the general partner of ETO and as a a director of ET’s general partner in December 2009. Prior to that, he served as President and Chief Operating Officer of ETO’s general partner from June 2008 to November 2015 and President – Midstream from March 2007 to June 2008. Previously he served as the Senior Vice President – Commercial Development since January 2004. In March 2005, Mr. McCrea was named President of La Grange Acquisition LP, ETO’s primary operating subsidiary, after serving as Senior Vice President-Business Development and Producer Services since 1997. Mr. McCrea also served as the Chairman of the Board of Directors of the general partner of Sunoco Logistics from October 2012 to April 2017. The member of our general partner selected Mr. McCrea to serve as a director because he brings extensive project development and operational experience to the Board. He has held various positions in the natural gas business over the past 25 years and is able to assist the Board of Directors in creating and executing the Partnership’s strategic plan.
James M. Wright, Jr. Mr. Wright was elected General Counsel of our General Partner in December 2015. He became Executive Vice President - Legal and Chief Compliance Officer of ET’s general partner in October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. Mr. Wright has been a part of the Energy Transfer legal team with increasing levels of responsibility since July 2005, and served as its Deputy General Counsel from May 2008 to December 2015. Prior to joining Energy Transfer, Mr. Wright gained significant experience at Enterprise Products Partners, L.P., El Paso Corp., Sonat Exploration Company and KPMG Peat Marwick LLP. Mr. Wright earned a Bachelor of Business Administration degree in Accounting and Finance from Texas A&M University and a JD from South Texas College of Law.
A. Troy Sturrock. Mr. Sturrock has served as the Senior Vice President and Controller of the general partner of ETO since August 2016 and previously served as Vice President and Controller of our General Partner since June 2015. Mr. Sturrock also served as a Senior Vice President of PennTex Midstream Partners, LP’s general partner, from November 2016 until July 2017, and as its Controller and Principal Accounting Officer from January 2017 until July 2017. He became Senior Vice President, Controller and Principal Accounting Officer of ET’s general partner in October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. Mr. Sturrock previously served as Vice President and Controller of Regency GP LLC from February 2008, and in November 2010 was appointed as the principal accounting officer. From June 2006 to February 2008, Mr. Sturrock served as the Assistant Controller and Director of financial reporting and tax for Regency GP LLC. Mr. Sturrock is a Certified Public Accountant.
David K. Skidmore. Mr. Skidmore was appointed to the Board of Directors of our general partner in March 2013 and serves as a member of the Audit Committee. Mr. Skidmore has served as Vice President of Ventex Oil & Gas, Inc. since 1995 and has been actively involved in exploration and production throughout the Gulf Coast and midcontinent regions for over 35 years. He founded Skidmore Exploration, Inc. in 1981 and has been an independent oil and gas producer since that time. From 1977 to 1981, he worked for Paraffine Oil Corporation and Texas Oil & Gas in Houston. He holds BS degrees in both Geology and Petroleum Engineering, is a Certified Petroleum Geologist and Registered Professional Engineer, and active member of the AAPG, and SPE. The member of our general partner selected Mr. Skidmore to serve as a director because of his continual involvement in geological, geophysical, legal, engineering and accounting aspects of an active oil and gas exploration and production company. As an energy professional, active oil and gas producer and successful business owner, Mr. Skidmore possesses valuable first-hand knowledge of the energy transportation business and market conditions affecting its economics.
W. Brett Smith. Mr. Smith was appointed to the Board of Directors of our general partner in February 2018 and has served on the audit committee since that time. He has served as President and Managing Partner of Rubicon Oil & Gas, LLC since October 2000. He has also served as President of Rubicon Oil & Gas II, LP since May 2005, President of Quientesa Royalty LP since February 2005 and President of Acton Energy LP since October 2008. Mr. Smith was President of Rubicon Oil & Gas, LP from October 2000 to May 2005. Previously, he served as Vice President with Collins & Ware, Inc. from 1998 to September 2000 and was responsible for land and exploration since the firm’s inception. For more than 30 years Mr. Smith has been active in assembling exploration prospects in the Permian Basin, Oklahoma, New Mexico and the Rocky Mountain areas. Mr. Smith received a Bachelor of Science Degree from the University of Texas. Mr. Smith previously served on the board of directors of Sunoco LP and as a member of its audit and compensation committees. Mr. Smith was selected to serve on our Board based on his extensive experience in the energy industry, including his past experiences as an executive with various energy companies.
William P. Williams. Mr. Williams was appointed as a director in October 2018 and currently serves as a member of the Audit Committee. He previously served on the board of ET’s general partner from March 2014 to October 2018. Mr. Williams began his career in the oil and gas industry in 1967 with Texas Power and Light Company as Manager of Pipeline Construction for Bi-Stone Fuel Company, a predecessor of Texas Utilities Fuel Company. In 1980, he was employed by Endevco as Vice President of Pipeline and Plant Construction, Engineering, and Operations. Prior to Endevco, he worked for Cornerstone Natural Gas. Mr. Williams later joined Energy Transfer as Vice President of Engineering and Operations, ending his career as Vice President of Measurement in May 2011. The member of our general partner selected Mr. Williams due to his experience in the pipeline industry and his familiarity with our business.
Compensation of the General Partner
Our General Partner does not receive any management fee or other compensation in connection with its management of the Partnership. Our General Partner and its affiliates performing services for the Partnership are reimbursed at cost for all expenses incurred on behalf of the Partnership, including the costs of employee compensation allocable to, but not paid directly by, the Partnership, if any, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Our employees are employed by our subsidiaries, and thus, our General Partner does not incur additional reimbursable costs.
Our General Partner is ultimately controlled by the general partner of ET, which general partner entity is partially-owned by certain of our current and prior named executive officers. We pay quarterly distributions to our General Partner in accordance with our Partnership Agreement with respect to its ownership of a general partner interest and the incentive distribution rights specified in our Partnership Agreement. The amount of each quarterly distribution that we must pay to our General Partner is based solely on the provisions of our Partnership Agreement, which agreement specifies the amount of cash we distribute to our General Partner based on the amount of cash that we distribute to our limited partners each quarter. Accordingly, the cash distributions we make to our General Partner bear no relationship to the level or components of compensation of our General Partner’s executive officers. Our General Partner’s distribution rights are described in detail in Note 7 to our consolidated financial statements. Our named executive officers also own directly and indirectly certain of our limited partner interests and, accordingly, receive quarterly distributions. Such per unit distributions equal the per unit distributions made to all our limited partners and bear no relationship to the level of compensation of the named executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. The SEC regulations also require that copies of these Section 16(a) reports be furnished to us by such reporting persons. Based upon a review of copies of these reports, we believe all applicable Section 16(a) reports were timely filed in 2018.
ITEM 11.  EXECUTIVE COMPENSATION
Overview
As a limited partnership, we are managed by our General Partner. Our General Partner is owned by ET.

Compensation Discussion and Analysis
Named Executive Officers
ETO does not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of ETO’s management functions. In addition, our executive officers are also executive officers of ET. The board of directors of our General Partner does not have a separate compensation committee. Therefore, we do not administer any policies or programs relating to the compensation of ET’s named executive officers. The compensation of our executive officers is administered by the compensation committee of the board of directors of ET’s general partner (the “ET Compensation Committee”). This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officers of ET’s General Partner as set forth below. Compensation amounts discussed herein include all compensation paid to ET’s named executive officers, including amounts attributable to services performed for us. The persons we refer to in this discussion as the “named executive officers” are the following:

•	Kelcy L. Warren, Chairman and Chief Executive Officer;

•	Thomas E. Long, Chief Financial Officer;

•	Marshall S. (Mackie) McCrea, III, President and Chief Commercial Officer;

•	Matthew S. Ramsey, Chief Operating Officer; and

•	Thomas P. Mason, Executive Vice President, General Counsel and President — LNG.
ET’s General Partner’s Philosophy for Compensation of Executives
In general, the philosophy of ET’s General Partner for executive compensation is based on the premise that a significant portion of each executive’s compensation should be incentive-based or “at-risk” compensation and that executives’ total compensation levels should be highly competitive in the marketplace for executive talent and abilities. ET’s General Partner seeks a total compensation program for the named executive officers that provides for a slightly below the median market annual base compensation rate (i.e. approximately the 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short and long-term performance that are both targeted to pay-out at approximately the top-quartile of market. ET’s General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of ET’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of its named executive officers to the success of ET and the Partnership and the achievement of the annual financial performance objectives and (ii) the annual grant of time-based restricted unit or phantom unit awards under the ET’s equity incentive plan(s) or the equity incentive programs of Sunoco LP, as applicable based on the allocation of the named executive officers’ award, which awards are intended to provide a longer term incentive and retention value to its key employees to focus their efforts on increasing the market price of its publicly traded units and to increase the cash distribution the Partnership and/or the other affiliated partnerships pay to their respective unitholders.
ET’s General Partner grants restricted unit and/or phantom unit awards that vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service. ET’s General Partner believes that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve stated business objectives. The equity-based compensation reflects the importance ET’s General Partner places on aligning the interests of its named executive officers with those of unitholders.
As discussed below, the ET Compensation Committee, the ETO Compensation Committee (prior to the Energy Transfer Merger) is responsible for the compensation policies and compensation level of the named executive officers. In this discussion, we refer to ET Compensation Committee and the ETO Compensation Committee prior to the Energy Transfer Merger as the “ET Compensation Committee.”
For a more detailed description of the compensation to the Partnership’s named executive officers, please see “– Compensation Tables” below.
Compensation Philosophy
ET’s compensation programs are structured to achieve the following:

•
reward executives with an industry-competitive total compensation package of base salaries and significant incentive opportunities yielding a total compensation package approaching the top-quartile of the market;

•
attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers and key management employees employed by publicly traded limited partnerships of similar size and in similar lines of business;

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based or “at-risk” compensation; and

•	reward individual performance.
Components of Executive Compensation
For the year ended December 31, 2018, the compensation paid to the named executive officers consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

•	time-vested restricted/phantom unit awards under the equity incentive plan(s);

•	payment of distribution equivalent rights (“DERs”) on unvested time-based restricted unit awards under our equity incentive plan;

•	vesting of previously issued time-based restricted unit and/or phantom unit awards issued pursuant to ET’s equity incentive plans or the equity incentive plans(s) of affiliates; and

•	401(k) plan employer contributions.
Methodology
The ET Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for the executive officers of its General Partner, including the named executive officers. The ET Compensation Committee also considers individual performance, levels of responsibility, skills and experience.
Periodically, the ET Compensation Committee engages a third-party consultant to provide a full market competitive compensation analysis for compensation levels at peer companies in order to assist in the determination of compensation levels for our executive officers, including the named executive officers. Most recently, Longnecker & Associates (“Longnecker”) evaluated the market competitiveness of total compensation levels of a number of officers of the Partnership to provide market information with respect to compensation of those executives during the year ended December 31, 2017. In particular, the review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including the named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy.

In conducting its review, Longnecker specifically considered the larger size of the combined ET and ETO entities from an energy industry perspective. During 2017, Longnecker assisted in the development of the final “peer group” of leading companies in the energy industry that most closely reflect the profile of ET and ETO in terms of revenues, assets and market value as well as competition for talent at the senior management level and similarly situated general industry companies with similar revenues, assets and market value. In setting such peer group, the size of ET and ETO on a combined basis was considered. As part of the evaluation conducted by Longnecker, a determination was made to focus the analysis specifically on the energy industry based on a determination that an energy industry peer group provided a more than sufficient amount of comparative data to consider and evaluate total compensation. This decision allowed Longnecker to report on specific industry related data comparing the levels of annual base salary, annual short-term cash bonus and long-term equity incentive awards at industry peer group companies with those of the named executive officers to ensure that compensation of the named executive officers is both consistent with the compensation philosophy and competitive with the compensation for executive officers of these other companies. The identified companies were:

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
Following Longnecker’s 2017 review, the ET Compensation Committee reviewed the information provided, including Longnecker’s specific conclusions and recommended considerations for all compensation going forward. The ET Compensation Committee considered and reviewed the results of the study performed by Longnecker to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives and considered Longnecker’s conclusions and recommendations. While Longnecker found that the Partnership is achieving its stated objectives with respect to the “at-risk” approach, they also found that certain adjustments should be implemented during 2017 to allow the Partnership to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term) as described below.
In addition to the information received as part of Longnecker’s 2017 review, the ET Compensation Committee also utilizes information obtained from other sources in its determination of compensation levels for our named executive officers, such as annual third party surveys, although third party survey data is not used by the ET Compensation Committee to benchmark the amount of total compensation or any specific element of compensation for the named executive officers.
While Longnecker did not provide a full study to the Partnership during 2018, Longnecker did provide (i) advice and feedback on the structure of the 2018 amendments to the Amended and Restated Energy Transfer Partners, L.L.C. Annual Bonus Plan (the “Bonus Plan”); and (ii) data and advice with respect to the Special Bonus award to Mr. Long. Additionally, Longnecker considered and provided feedback on the appropriateness, targets and composition of the 2018 equity award pool and the 2018 annual bonus awards under the Bonus Plan and benchmarking on certain non-named executive officer hires and promotions.
Base Salary. Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers, and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility and results achieved). The salaries of the named executive officers are reviewed on an annual basis. As discussed above, the base salaries of our named executive officers are targeted to yield an annual base salary slightly below the median level of market (i.e. approximately the 40th percentile of market) and are determined by the ET Compensation Committee after taking into account the recommendations of Mr. Warren.
During the 2018 merit review process, the ET Compensation Committee considered the recommendations of Mr. Warren, the existing Longnecker study (with the data aged as appropriate) and the merit increase pool set for all employees of the Partnership and its employing affiliates. The ET Compensation Committee approved a 3.0% increase to the base salary of Mr. McCrea to $1,076,865 from its prior level of $1,045,000; a 3.0% base salary increase to Mr. Long to $545,900 from its prior level of $530,000; a 3.0% base salary increase to Mr. Ramsey to $673,041 from its prior level of $653,438; and a 3% base salary increase to Mr. Mason to $610,044 from its prior level of $592,276. Mr. Warren has voluntarily determined that his salary will be $1.00 per year

(plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits), and, as such, did not receive any base salary or adjustment in 2018.
The 3.0% increase to Messrs. McCrea, Long, Ramsey and Mason reflected a base salary increase consistent with the 3.0% annual merit increase pool set for all employees of ET and its affiliates for 2018.
Annual Bonus.  In addition to base salary, the ET Compensation Committee makes determinations whether to make discretionary annual cash bonus awards to executives, including our named executive officers, following the end of the year under the Bonus Plan.
The Bonus Plan is a discretionary annual cash bonus plan available to all employees, including the named executive officers. The purpose of the Bonus Plan is to reward employees for contributions towards the Partnership’s business goals and to aid in motivating employees. The Bonus Plan is administered by the ET Compensation Committee and the ET Compensation Committee has the authority to establish and interpret the rules and regulations relating to the Bonus Plan, to select participants, to determine and approve the size of any actual award amount, to make all determinations, including factual determinations, under the Bonus Plan, and to take all other actions necessary or appropriate for the proper administration of the Bonus Plan.
For each calendar year (the “Performance Period”), the ET Compensation Committee will evaluate and determine an overall funded cash bonus pool based on achievement of (i) an internal Adjusted EBITDA target (“Adjusted EBITDA Target”), (ii) an internal distributable cash flow target (“DCF Target”) and (iii) performance of each department compared to the applicable departmental budget (“Departmental Budget Target”). The Adjusted EBITDA Target and the DCF Target are defined for purposes of the Bonus Plan using the same definitions as used in Partnership’s audit financial statements included in its annual and quarterly filings on Forms 10-K and 10-Q for the terms Adjusted EBITDA and Distributable Cash Flow. The performance criteria are weighted 60% on the achievement of the Adjusted EBITDA Target, 20% on the achievement of the DCF Target and 20% on the achievement of the Departmental Budget Target (collectively, “Budget Targets”). The total amount of cash to be allocated to the funded bonus pool will range from 0% to 120% for each of the budgeted DCF Target and Adjusted EBITDA Target and will range from 0% to 100% of the Departmental Budget Target. The maximum funding of the bonus pool is 116% of the total pool target and to achieve such funding each of the Adjusted EBITDA and the DCF Target must achieve 120% funding and the Department Budget target much achieve its 100% target. While the funded bonus pool will reflect an aggregation of performance under each target, in the event performance under the Adjusted EBITDA Target is below 80% of its target, no bonus pool will be funded. If the bonus pool is funded, a participant may earn a cash award for the Performance Period based upon the level of attainment of the Budget Targets and his or her individual performance. Awards are paid in cash as soon as practicable after the end of the Performance Period but in no event later than two and one-half months after the end of the Performance Period.
While the achievement of the Budget Targets sets a bonus pool under the Bonus Plan, actual bonus awards are discretionary. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of the Budget Targets during the Performance Period in light of the contribution of each individual to our profitability and success during such year. The ET Compensation Committee also considers the recommendation of Mr. Warren in determining the specific annual cash bonus amounts for each of the named executive officers. The ET Compensation Committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and it does not utilize any formulaic approach to determine annual bonuses.
For 2018, the ET Compensation Committee approved short-term annual cash bonus pool targets for Mr. McCrea of 160% of his annual base earnings and for Messrs. Long, Ramsey and Mason of 130% of their annual base earnings. The named executive officer bonus pool targets remained the same for the 2019 Performance Period as they were for the 2018 period.
In February 2019, the ET Compensation Committee certified 2018 performance results under the Bonus Plan, which resulted in a bonus payout of 110% of the bonus pool target, which reflected achievement of 110% of the Adjusted EBITDA Target, 120% of the DCF Target and 100% of the Department Budget Target. Based on the approved results, the ET Compensation Committee approved a cash bonus relating to the 2018 calendar year to Messrs. McCrea, Long, Ramsey and Mason in the amounts of $1,866,000, $800,000, $900,000, and $858,700, respectively.
In approving the 2018 bonuses of the named executive officers, the ET Compensation Committee took into account the achievement by the Partnership of all of the targeted performance objectives for 2018 and the individual performances of each of the named executive officers. The cash bonuses awarded to each of the named executive officers for 2018 performance were materially consistent with their applicable bonus pool targets. As with base salary and equity awards, Mr. Warren does not accept or receive an annual bonus.
Equity Awards.  In connection with the Energy Transfer Merger, ET assumed the obligations of ETO under the ETO equity plans and assumed such plans for purposes of employing such plans to make grants of equity-based awards relating to ET common units following the closing of the merger. The ETO equity plans assumed by ET, which have been subsequently renamed are (i) the

Second Amended and Restated Energy Transfer LP 2008 Incentive Plan (the “2008 Incentive Plan”); (ii) the Energy Transfer LP 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”) and the (iii) Energy Transfer LP 2015 Long-Term Incentive Plan (the “2015 Plan”).
In 2017, ET adopted the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (formerly the Amended and Restated Energy Transfer Equity, L.P. Long Term Incentive Plan, together with the 2008 Incentive Plan, the 2011 Incentive Plan and the 2015 Plan, the “ET Incentive Plans”). The ET Incentive Plans authorize the ET Compensation Committee, in its discretion, to grant awards, as applicable under each respective plan of restricted units, phantom units, unit options, unit appreciation rights and other awards related to ET common units upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by the ET Incentive Plans.
For 2018, the annual long-term incentive targets set by the ET Compensation Committee for the named executive officers were 900% of annual base salary for Mr. McCrea and 500% of annual base salary for Messrs. Long, Ramsey and Mason. The 500% target for Mr. Ramsey is a decrease from his previous target of 600% and represents a desire on the part of the Chairman to align the senior officers that report to him, other than Mr. McCrea, with a consistent long-term incentive target. The targets of the other named executive officers were consistent with the prior year’s targets.
In December 2018, the ET Compensation Committee in consultation with ET’s Chairman determined to issue long-term incentive awards in the form of restricted units under the ET Incentive Plans to the named executive officers. In December of 2018, the ET Compensation Committee approved grants of phantom unit awards to Messrs. McCrea, Long, Ramsey and Mason of 605,470 units, 136,475 units, 168,260 units and 190,640 units, respectively. As with base salary and annual bonus, Mr. Warren does not accept or receive annual long term incentive awards.
As more fully described below in the section titled Affiliate and Subsidiary Equity Awards, for 2018, in discussions between ET’s General Partner, the ET Compensation Committees and the compensation committees of the general partner of Sunoco LP, it was determined that for 2018 the value of Messrs. Long and Ramsey’s awards would be comprised of restricted unit awards under the ET Incentive Plans and the Sunoco LP 2018 Long-Term Incentive Plan (the “2018 Sunoco LP Plan”) in consideration of their roles and responsibilities for Sunoco LP and their status, as members of the Boards of Directors of the general partner of Sunoco LP. Messrs. Long and Ramsey’s total 2018 long-term awards were allocated 80% to the ET Incentive Plans and 20% to the 2018 Sunoco LP Plan. The awards of Messrs. McCrea and Mason for 2018 were allocated entirely to the ET Incentive Plans. In the case of Mr. Mason this represented a change from prior year allocations of awards under the long-term incentive plans of affiliates as his time for 2018 was almost fully dedicated to ET and his role at Sunoco LP was reduced as a result of his additional ET responsibilities. It is expected that future long-term incentive awards to Messrs. Long and Ramsey of ET will recognize an aggregation of restricted units under the ET Incentive Plans and the 2018 Sunoco LP Plan, as applicable.
The restricted unit awards granted in 2018 provide for incremental vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year. Vesting of the awards are generally subject to continued employment through each specified vesting date. The restricted unit awards entitle the recipients to receive, with respect to each ET unit subject to such award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by ET to its unitholders. In approving the grant of such restricted unit awards, including to the named executive officers, the ET Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of ET’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2018 awards would accelerate in the event of the death or disability of recipient, including the named executive officer or in the event of a change in control of ET as that term is defined under the ET Incentive Plans.
As discussed below under “Potential Payments Upon a Termination or Change of Control,” all outstanding equity awards would automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the 2014 awards to Mr. McCrea included a provision in the applicable award agreement for acceleration of unvested restricted unit/restricted phantom unit awards upon a termination of employment by the general partner of the applicable partnership issuing the award without “cause”. For purposes of the awards the term “cause” shall mean: (i) a conviction (treating a nolo contendere plea as a conviction) of a felony (whether or not any right to appeal has been or may be exercised), (ii) willful refusal without proper cause to perform duties (other than any such refusal resulting from incapacity due to physical or mental impairment), (iii) misappropriation, embezzlement or reckless or willful destruction of property of the partnership or any of its affiliates, (iv) knowing breach of any statutory or common law duty of loyalty to the partnership or any of its or their affiliates, (v) improper conduct materially prejudicial to the business of the partnership or any of its or their affiliates by, (vi) material breach of the provisions of any agreement regarding confidential information entered into with the partnership or any of its or their affiliates or (vii) the continuing failure or refusal to satisfactorily perform essential duties to the partnership or any of its or their affiliates. In addition, the award agreements for the restricted units awarded in 2018, as well as other awards outstanding held by Partnership employees, including the named executive officers, also include certain acceleration provisions upon retirement with the ability to accelerate 40% of outstanding unvested awards under the ET Incentive Plans at age 65 and 50% at age 68. These acceleration provisions require that the participant have not less than five (5) years of employment service to the Partnership or an affiliate and require a six (6) month delay in the vesting after retirement pursuant to the requirements of Section 409(A) of the Code.
We believe that permitting the accelerated vesting of equity awards upon a change in control creates an important retention tool for us by enabling employees to realize value from these awards in the event that we undergo a change in control transaction. In addition, we believe permitting acceleration of vesting upon a change in control and the acceleration of vesting awards upon a termination without “cause” in the case of the 2014 awards to Mr. McCrea creates a sense of stability in the course of transactions that could create uncertainty regarding their future employment and encourage these officers to remain focused on their job responsibilities.
Affiliate and Subsidiary Equity Awards. In addition to their roles for ET and ETO during 2018, Messrs. Long and Ramsey have certain responsibilities for Sunoco LP, including as members of the Board of Directors of the general partner of Sunoco LP.
The Sunoco LP Compensation Committee in December 2018 approved grants of restricted unit awards to Messrs. Long and Ramsey of 19,325 and 23,825 restricted units, respectively, under the 2018 Sunoco LP Plan. The terms and conditions of the restricted unit to Messrs. Long and Ramsey under the 2018 Sunoco LP Plan, as applicable, were the same and provided for vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year, subject generally to continued employment through each specified vesting date. All of the awards would be accelerated in the event of their death, disability, upon a change in control or retirement at ages 65 or 68.
Special Bonus Award. On October 19, 2018, the ET Compensation Committee approved a special one-time bonus award (the “Special Award”) to Mr. Long in recognition of Mr. Long’s contributions to several key strategic initiatives, including the successful Energy Transfer Merger. The Special Award was composed of $1,000,000 cash paid in one lump-sum in October 2018 and 115,200 restricted units under the 2008 Incentive Plan. The restricted units awarded to Mr. Long under the 2008 Incentive Plan carry the right to receive DER cash payments and are subject to vesting as follows: 60% of the aggregate number of ET Restricted Units on December 5, 2021, and the remaining 40% on December 5, 2023, based on continued employment with the Partnership on each such date. In the event that Mr. Long is terminated without “cause,” dies or becomes disabled or there is a change in control of ET as that term is defined under the 2008 Incentive Plan, vesting of the restricted units would automatically accelerate.
For purposes of the Special Award to Mr. Long, “cause” shall mean: (i) a conviction (treating a nolo contendere plea as a conviction) of a felony (whether or not any right to appeal has been or may be exercised), (ii) willful refusal without proper cause to perform duties (other than any such refusal resulting from incapacity due to physical or mental impairment), (iii) misappropriation, embezzlement or reckless or willful destruction of property of the Partnership or any of its affiliates, (iv) knowing breach of any statutory or common law duty of loyalty to the Partnership or any of its or their affiliates, (v) improper conduct materially prejudicial to the business of the Partnership or any of its or their affiliates by, (vi) material breach of the provisions of any agreement regarding confidential information entered into with the Partnership or any of its or their affiliates or (vii) the continuing failure or refusal to satisfactorily perform essential duties to the Partnership or any of its or their affiliates.
Unit Ownership Guidelines. The Board of Directors of ET’s General Partner has adopted the Executive Unit Ownership Guidelines (the “Guidelines”), which set forth minimum ownership guidelines applicable to certain executives of ET with respect to ET and Sunoco LP common units representing limited partnership interests, as applicable. The applicable Guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility. Under these Guidelines, the President and Chief Commercial Officer and the Chief Operating Officer are expected to own common units having a minimum value of five times his base salary, while each of the remaining named executive officers (other than the CEO) are expected to own common units having a minimum value of four times their respective base salary. In addition to the named executive officers, these Guidelines also apply to other covered executives, which executives are expected to own either directly or indirectly in accordance with the terms of the Guidelines, common units having minimum values ranging from two to four times their respective base salary.
The ET Compensation Committee believes that the ownership of ET and/or Sunoco LP common units, as reflected in these Guidelines, is an important means of tying the financial risks and rewards for its executives to ET’s total unitholder return, aligning the interests of such executives with those of ET’s Unitholders, and promoting ET’s interest in good corporate governance.
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the Guidelines; however, certain covered executives, based on their tenure as an executive, are required to achieve compliance within two years of the December 2013 effective date of the Guidelines. Thus, compliance with the Guidelines was required for Messrs. McCrea and Mason beginning in December 2015, and they were compliant. Compliance for Mr. Long was required in December 2018, and he was compliant. Compliance for Mr. Ramsey will be required in December 2020.

Covered executives may satisfy the Guidelines through direct ownership of ET and/or Sunoco LP common units or indirect ownership by certain immediate family members. Direct or indirect ownership of ET and/or Sunoco LP common units shall count on a one-to-one ratio for purposes of satisfying minimum ownership requirements; however, unvested unit awards may not be used to satisfy the minimum ownership requirements.
Executive officers, including the named executive officers, who have not yet met their respective guideline must retain and hold all common units (less common units sold to cover the executive’s applicable taxes and withholding obligation) received in connection with long-term incentive awards. Once the required ownership level is achieved, ownership of the required common units must be maintained for as long as the covered executive is subject to the Guidelines. However, those individuals who have met or exceeded their applicable ownership level guideline may dispose of the common units in a manner consistent with applicable laws, rules and regulations, including regulations of the SEC and our internal policies, but only to the extent that such individual’s remaining ownership of common units would continue to exceed the applicable ownership level.
Qualified Retirement Plan Benefits.  The Energy Transfer LP 401(k) Plan (the “ET 401(k) Plan”) is a defined contribution 401(k) plan, which covers substantially all of our employees, including the named executive officers. Employees may elect to defer up to 100% of their eligible compensation after applicable taxes, as limited under the Internal Revenue Code. We make a matching contribution that is not less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. The amounts deferred by the participant are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.
The Partnership provides a 3% profit sharing contribution to employee 401(k) accounts for all employees with a base compensation below a specified threshold. The contribution is in addition to the 401(k) matching contribution and employees become vested based on years of service.
Health and Welfare Benefits.  All full-time employees, including our named executive officers may participate in ETP GP’s health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.
Termination Benefits.  Our named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our General Partner; however, the award agreement to the named executive officers under the ET Incentive Plans, the 2018 Sunoco LP Plan and the Sunoco LP 2012 Long-Term Incentive Plan (the “2012 Sunoco LP Plan”) provide for immediate vesting of all unvested restricted unit awards in the event of a (i) change of control, as defined in the plan; (ii) death or (iii) disability, as defined in the applicable plan. Please refer to “Compensation Tables - Potential Payments Upon a Termination or Change of Control” for additional information.
In addition, ETP GP has also adopted the ETP GP Severance Plan and Summary Plan Description effective as of June 12, 2013, (the “Severance Plan”), which provides for payment of certain severance benefits in the event of Qualifying Termination (as that term is defined in the Severance Plan). In general, the Severance Plan provides payment of two weeks of annual base salary for each year or partial year of employment service up to a maximum of fifty-two weeks or one year of annual base salary (with a minimum of four weeks of annual base salary) and up to three months of continued group health insurance coverage. The Severance Plan also provides that we may determine to pay benefits in addition to those provided under the Severance Plan based on special circumstances, which additional benefits shall be unique and non-precedent setting. The Severance Plan is available to all salaried employees on a nondiscriminatory basis; therefore, amounts that would be payable to our named executive officers upon a Qualified Termination have been excluded from “Compensation Tables – Potential Payments Upon a Termination or Change of Control” below.
Energy Transfer LP Non-Qualified Deferred Compensation Plan (the “ET NQDC Plan”) is a deferred compensation plan, which permits eligible highly compensated employees to defer a portion of their salary, bonus, and/or quarterly non-vested phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the ET NQDC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50% of their annual base salary, 50% of their quarterly non-vested phantom unit distribution income, and/or 50% of their discretionary performance bonus compensation during the following year. Pursuant to the ET NQDC Plan, ET may make annual discretionary matching contributions to participants’ accounts; however, ET has not made any discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the ET NQDC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings or losses based on hypothetical investment fund choices made by the participants among available funds.
Participants may elect to have their account balances distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination events. Participants may also elect to take lump-sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change in control (as defined in the ET NQDC Plan) of ET, all ET NQDC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the ET NQDC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement. None of our named executive officers currently participate in this plan.
Risk Assessment Related to our Compensation Structure.  We believe that the compensation plans and programs for our named executive officers, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to us. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of a portion of our operations. Our subsidiaries generally determine whether, and to what extent, their respective named executive officers receive a cash bonus based on achievement of specified financial performance objectives as well as the individual contributions of our named executive officers to the Partnership’s success. We and our subsidiaries use restricted units and phantom units rather than unit options for equity awards because restricted units and phantom units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for our long-term incentive awards ensures that the interests of employees align with those of our unitholders and our subsidiaries’ unitholders for our long-term performance.
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
Accounting for Non-Cash Compensation
For non-cash compensation arrangements we record compensation expense over the vesting period of the awards, as discussed further in Note 8 to our consolidated financial statements.
Compensation Committee Interlocks and Insider Participation
We do not have a compensation committee and have not since the time of the Energy Transfer Merger. Mr. Michael K. Grimm and Mr. Steven R. Anderson are the members of the ET Compensation Committee. During 2018, no member of the ET Compensation Committee was an officer or employee of ET, ETO or any of our subsidiaries or served as an officer of any company with respect to which any named executive officers served on such company’s board of directors. Mr. Grimm is not a former employee of ours or any of our subsidiaries. Mr. Anderson was previously an employee of the Partnership until his retirement in October 2009, as discussed in his biographical information included in “Item 10. Directors, Executive Officers and Corporate Governance.”

Board Report on Compensation
Following the Energy Transfer Merger, the duties of the ETO Compensation Committee have been delegated to the ET Compensation Committee. The board of directors of our General Partner has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with the management. Based on this review and discussion, we have recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
The Board of Directors of Energy Transfer Partners, L.L.C., the
general partner of Energy Transfer Partners GP, L.P., the
general partner of Energy Transfer Operating, L.P.

Kelcy L. Warren
Matthew S. Ramsey
Marshall S. (Mackie) McCrea, III
David K. Skidmore
W. Brett Smith
William P. Williams
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
Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Equity Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(4) ($)	Total ($)
Kelcy L. Warren (5)	2018	$6,138	$—	$—	$—	$—	$—	$—	$6,138
Chief Executive Officer	2017	5,926	—	—	—	—	—	—	5,926
	2016	5,920	—	—	—	—	—	58	5,978
Thomas E. Long	2018	537,338	1,000,000	4,251,335	—	800,000	—	21,294	6,609,967
Chief Financial Officer	2017	480,846	—	2,519,954	—	625,100	—	18,320	3,644,220
	2016	454,154	—	2,007,697	—	560,865	—	14,679	3,037,395
Marshall S. (Mackie) McCrea, III	2018	1,059,976	—	7,834,782	—	1,866,000	—	19,362	10,780,120
President and Chief Commercial Officer	2017	1,027,846	—	9,033,341	—	1,644,554	—	16,834	11,722,575
	2016	1,009,231	—	8,059,413	—	1,533,990	—	14,818	10,617,452
Matthew S. Ramsey	2018	662,486	—	2,818,415	—	900,000	—	19,294	4,400,195
Chief Operating Officer	2017	642,404	—	3,763,893	—	835,125	—	18,618	5,260,040
	2016	630,769	—	3,433,894	—	838,901	—	87,375	4,990,939
Thomas P. Mason	2018	600,477	—	2,466,882	—	858,700	—	19,294	3,945,353
Executive Vice President, General Counsel and President – LNG	2017	582,275	—	2,816,048	—	756,958	—	18,618	4,173,899
	2016	571,729	—	2,524,064	—	706,067	—	14,818	3,816,678

(1)	For Mr. Long, the amount shown includes the cash portion of his Special Award.

(2)
Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. For Messrs. Long and Ramsey amounts include equity awards of our subsidiaries and/or affiliates, as reflected in the “Grants of Plan-Based Awards Table.” See Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional assumptions underlying the value of the equity awards.

(3)
ET maintains the Bonus Plan which provides for discretionary basis. Award of discretionary bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis. The discretionary cash bonus amounts earned by the named executive officers for 2018 reflect cash bonuses approved by the ET Compensation Committee in February 2019 that are expected to be paid on or before March 15, 2019.

(4)
The amounts reflected for 2018 in this column include (i) matching contributions to the ET 401(k) Plan made on behalf of the named executive officers of $13,750 each for Messrs. Long, McCrea, Ramsey and Mason, (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Long and McCrea, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers. The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Equity Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2018, distribution payments in connection with distribution equivalent rights totaled $594,423 for Mr. Long, $2,183,255 for Mr. McCrea, $816,297 for Mr. Ramsey, and $759,825 for Mr. Mason.

(5)
Mr. Warren has voluntarily determined that his salary will be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He also does not accept a cash bonus or any equity awards under the equity incentive plans.

Grants of Plan-Based Awards Table

Name	Grant Date	All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Unit)	Grant Date Fair Value of Unit Awards (1)
ET Unit Awards:
Kelcy L. Warren	N/A	—	—	$—	$—
Thomas E. Long	12/18/2018	136,475	—	—	1,765,987
	10/19/2018	115,200	(2)		1,965,312
Marshal S. (Mackie) McCrea, III	12/18/2018	605,470	—	—	7,834,782
Matthew S. Ramsey	12/18/2018	168,260	—	—	2,177,284
Thomas P. Mason	12/18/2018	190,640	—	—	2,466,882
Sunoco LP Unit Awards:
Thomas E. Long	12/19/2018	19,325	—	—	520,036
Matthew S. Ramsey	12/19/2018	23,825	—	—	641,131

(1)	We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 8 to our consolidated financial statements.

(2)	Represents restricted units subject to Mr. Long’s Special Award.
Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards and 401(k) plan contributions can be found in the Compensation Discussion and Analysis that precedes these tables.
Outstanding Equity Awards at 2018 Fiscal Year-End Table

Name	Grant Date(1)	Unit Awards (1)
		Number of Units That Have Not Vested(2) (#)	Market or Payout Value of Units That Have Not Vested (3) ($)
ET Unit Awards:
Kelcy L. Warren	N/A	—	$—
Thomas E. Long	12/18/2018	136,475	1,802,835
	10/19/2018	115,200	1,521,792
	12/20/2017	121,074	1,599,388
	12/29/2016	75,588	998,517

	12/9/2015	14,227	187,941
	12/4/2015	5,739	75,816
	12/16/2014	10,486	138,520
Marshal S. (Mackie) McCrea, III	12/18/2018	605,740	8,001,825
	12/20/2017	537,379	7,098,777
	12/29/2016	430,575	5,687,889
	12/9/2015	94,855	1,253,032
	12/4/2015	47,816	631,650
	12/16/2014	48,115	635,602
	12/5/2014	21,062	278,231
Matthew S. Ramsey	12/18/2018	168,260	2,222,715
	12/20/2017	223,908	2,957,825
	12/29/2016	183,601	2,425,369
	12/9/2015	59,282	783,119
Thomas P. Mason	12/18/2018	190,640	2,518,354
	12/20/2017	135,300	1,787,313
	12/29/2016	101,613	1,342,306
	12/9/2015	22,391	295,785
	12/4/2015	11,287	149,101
	12/16/2014	16,592	219,181
	12/5/2014	7,740	102,248

Sunoco LP Unit Awards:
Thomas E. Long	12/19/2018	19,325	$525,447
	12/21/2017	17,097	464,867
	12/29/2016	22,210	603,890
	12/16/2015	5,650	153,624
Matthew S. Ramsey	12/19/2018	23,825	647,802
	1/2/2015	814	22,133
	11/10/2014	299	8,130
Thomas P. Mason	12/21/2017	19,106	519,492
	12/29/2016	7,410	201,483
	12/16/2015	23,300	633,527

(1)
Certain of these outstanding awards represent Energy Transfer Partners, L.P. awards that converted into ET awards upon the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. in October 2018. Furthermore, some of those converted awards had previously been converted in connection with the merger of Energy Transfer Partners, L.P. and Sunoco Logistics in April 2017.

(2)
ET unit awards outstanding vest at a rate of 60% in December 2020 and 40% in December 2022 for awards granted in December 2017. Such awards may be settled at the election of the ET Compensation Committee in (i) common units of ET (subject to the approval of the ET Incentive Plans prior to the first vesting date by a majority of ET’s unitholders pursuant to the rules of the New York Stock Exchange); (ii) cash equal to the Fair Market Value (as such term is defined in the ET Incentive Plans) of the ET common units that would otherwise be delivered pursuant to the terms of each named executive officers grant agreement; or (iii) other securities or property in an amount equal to the Fair Market Value of ET common units that would otherwise be delivered pursuant to the terms of the grant agreement, or a combination thereof as determined by the ET Compensation Committee in its discretion.

Other unit awards outstanding vest as follows:

•	at a rate of 60% in December 2021 and 40% in December 2023 for awards granted in October and December 2018;

•	at a rate of 60% in December 2020 and 40% in December 2022 for awards granted in December 2017;

•	at a rate of 60% in December 2019 and 40% in December 2021 for awards granted in December 2016;

•	100% in December 2020 for the remaining outstanding portion of awards granted in December 2015; and

•	100% in December 2019 for the remaining outstanding portion of all other awards.

(3)	Market value was computed as the number of unvested awards as of December 31, 2018 multiplied by the closing price of respective common units of ET and Sunoco LP.
Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
ET Unit Awards:
Kelcy L. Warren	—	$—
Thomas E. Long	38,291	556,981
Marshall S. (Mackie) McCrea, III	295,241	4,294,546
Matthew S. Ramsey	88,923	1,293,474
Thomas P. Mason	81,949	1,192,030
Sunoco LP Unit Awards:
Thomas E. Long	8,475	235,859
Matthew S. Ramsey	1,221	38,895
Thomas P. Mason	11,113	309,275

(1)
Amounts presented represent the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the applicable closing market price of applicable common units upon the vesting date.

We have not issued option awards.
Potential Payments Upon a Termination or Change of Control
Equity Awards. As discussed in our Compensation Discussion and Analysis above, any unvested equity awards granted pursuant the ET Incentive Plans will automatically become vested upon a change of control, which is generally defined as the occurrence of one or more of the following events: (i) any person or group becomes the beneficial owner of 50% or more of the voting power or voting securities of ET or its general partner; (ii) LE GP, LLC or an affiliate of LE GP, LLC ceases to be the general partner of ET; or (iii) the sale or other disposition, including by liquidation or dissolution, of all or substantially all of the assets of ET in one or more transactions to anyone other than an affiliate of ET.
In addition, as explained in Equity Awards section of our Compensation Discussion and Analysis above, the restricted unit awards and phantom unit awards under the ET Incentive Plans, the Sunoco LP Plan and the 2012 Sunoco LP Plan generally require the continued employment of the recipient during the vesting period, provided however, the unvested awards will be accelerated in the event of the death or disability of the award recipient prior to the applicable vesting period being satisfied. All awards outstanding to the named executive officers under the ET Incentive Plans, the 2018 Sunoco LP Plan or the 2012 Sunoco LP Plan would be accelerated in the event of a change in control of the Partnership.
The 2014 awards to Mr. McCrea and the 2018 Special Award to Mr. Long included a provision in the applicable award agreement for acceleration of unvested restricted unit/restricted phantom unit awards upon a termination of employment by the general partner of the applicable partnership issuing the award without “cause.” For purposes of the awards the term “cause” shall mean: (i) a conviction (treating a nolo contendere plea as a conviction) of a felony (whether or not any right to appeal has been or may be exercised), (ii) willful refusal without proper cause to perform duties (other than any such refusal resulting from incapacity due to physical or mental impairment), (iii) misappropriation, embezzlement or reckless or willful destruction of property of the partnership or any of its affiliates, (iv) knowing breach of any statutory or common law duty of loyalty to the partnership or any of its or their affiliates, (v) improper conduct materially prejudicial to the business of the partnership or any of its or their affiliates, (vi) material breach of the provisions of any agreement regarding confidential information entered into with the partnership or any of its or their affiliates or (vii) the continuing failure or refusal to satisfactorily perform essential duties to the partnership or any of its or their affiliates.
In addition, the ET Compensation Committee and the compensation committee of the general partner of Sunoco LP, have approved a retirement provision, which provides that employees, including the named executive officers with at least ten years of service with the general partner, who leave the respective general partner voluntarily due to retirement (i) after age 65 but prior to age 68 are eligible for accelerated vesting of 40% of his or her award; or (ii) after 68 are eligible for accelerated vesting of 50% his or her award. The acceleration of the awards is subject to the applicable provisions of IRC Section 409(A).

In February 2016, Mr. Mason received a one-time special incentive retention bonus in the amount of $6,300,000 (the “Special Bonus”).  The Special Bonus was in recognition of, among other things, (i) Mr. Mason’s appointment as the Executive Vice President and General Counsel of the General Partner; (ii) his 2015 calendar year performance; and (iii) his contributions to the family of partnerships on several key initiatives, including (a) the drop-down transactions by and between ETO and Sunoco LP, (b) the proposed merger transaction between the ET and The Williams Companies, Inc., (c) the liquefied natural gas (LNG) export project of ET, and (d) the simplification of the overall Energy Transfer family structure.  The approval of the Special Bonus was conditioned upon entry by Mr. Mason into a Retention Agreement (the “Retention Agreement”) which provides (i) if, prior to the third (3rd) anniversary of the effective date of the Retention Agreement, Mr. Mason’s employment terminates (other than as a result of (x) a termination without cause or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability), he will be obligated to remit and repay one-hundred percent (100%) of the Special Bonus to ET; (ii) if, after the third (3rd) anniversary but prior to the fourth (4th) anniversary of the effective date of the Retention Agreement, Mr. Mason’s employment terminates (other than as a result of (x) a termination without cause by ET or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability), he will be obligated to remit and repay seventy-five percent (75%) of the Special Bonus; and (iii) if, after the fourth (4th) anniversary but prior to the fifth (5th) anniversary of the effective date of the Retention Agreement, Mr. Mason’s employment terminates (other than as a result of (x) a termination without cause by ET or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability), he will be obligated to remit and repay fifty percent (50%) of the Special Bonus.  Mr. Mason entered into the Retention Agreement on February 24, 2016.
Deferred Compensation Plan. As discussed in our Compensation Discussion and Analysis above, all amounts under the ET NQDC Plan (other than discretionary credits) are immediately 100% vested. Upon a change of control (as defined in the ET NQDC Plan), distributions from the respective plan would be made in accordance with the normal distribution provisions of the respective plan. A change of control is generally defined in the ET NQDC Plan as any change of control event within the meaning of Treasury Regulation Section 1.409A-3(i)(5).
CEO Pay Ratio
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of Mr. Warren, our Chairman and Chief Executive Officer and the annual total compensation of our employees. The Partnership has not incurred any significant changes in the composition of its employee population or compensation and as such will continue to rely, as permitted, on its 2017 CEO Pay Ratio disclosure with respect to the median employee.
For the 2018 calendar year:
The annual total compensation of Mr. Warren, as reported in the Summary Compensation Tables of this Item 11was $6,138; and
For 2018, the median total compensation of the employees supporting ETO (other than Mr. Warren) was $115,908, which amount was updated from 2017 for the designated “median employee.”
Based on this information, for 2018 the ratio of the annual total compensation of Mr. Warren to the median of the annual total compensation of the 8,494 employees supporting ETO as of December 31, 2017 was approximately 1 to 19 as Mr. Warren has voluntarily elected not to accept any salary, bonus or equity incentive compensation (other than a salary of $1.00 per year plus an amount sufficient to cover his allocated employee premium contributions for health and welfare benefits).
To identify the median of the annual total compensation of the employees supporting ETO, the following steps were taken:

1.
It was determined that, as of December 31, 2017, the applicable employee populations consisted of 8,494 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2017 or 2018 that are required to be included in our employee population for the CEO pay ratio evaluation.

2.
To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2017 and, for 2018, updated the compensation of the “median employee” as reflected in our payroll records as reported on Form W-2 for 2018.

3.
We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee”.

4.
Once we identified our median employee, we combined all elements of the employee’s compensation for 2018 resulting in an annual compensation of $115,908. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $10,800) and the employee’s 401(k) matching contribution and profit sharing contribution

(estimated at $5,846 per employee, includes $3,633 per employee on average matching contribution and $2,213 per employee on average profit sharing contribution (employees earning over $175,000 in base are ineligible for profit sharing)).

5.	With respect to Mr. Warren, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table under this Item 11.
Director Compensation
Directors of our General Partner, who are employees of the ETP GP or any of their subsidiaries, are not eligible for director compensation. In 2018, the compensation arrangements for outside directors included a $100,000 annual retainer for services on the board. If a director served on the Audit Committee, such director would receive an annual retainer of $15,000 or $25,000 in the case of the chairman. If a director served on the ET Compensation Committee, such director would receive an annual retainer of $7,500 or $15,000 in the case of the chairman. The fees for membership on the Conflicts Committee are determined on a per instance basis for each Conflicts Committee assignment.
The outside directors of our General Partner are also entitled to an annual award under the ET Incentive Plans equal to an aggregate of $100,000 divided by the closing price of ET common units on the date of grant. These ET common units will vest 60% after the third year and the remaining 40% after the fifth year after the grant date. The compensation expense recorded is based on the grant-date market value of ET common units and is recognized over the vesting period. Distributions are paid during the vesting period.
The compensation paid to the non-employee directors of our General Partner in 2018 is reflected in the following table:

Name	Fees Paid in Cash(1) ($)	Unit Awards(2) ($)	All Other Compensation ($)	Total ($)
Ted Collins, Jr.	$26,223	$100,068	$—	$126,291
Ray C. Davis (3)
As ET director	25,000	42,700	—	67,700
As ETO director	49,750	—	—	49,750
Michael K. Grimm (4)
As ET director	—	—	—	—
As ETO director	205,425	100,068	—	305,493
David K. Skidmore	190,425	100,068	—	290,493
W. Brett Smith (5)	123,254	45,725	—	168,979
William P. Williams (6)
As ET director	128,650	100,000	—	228,650
As ETO director	—	—	—	—

(1)	Fees paid in cash are based on amounts paid during the period.

(2)
Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price of ET common units or ETO common units (prior to the Energy Transfer Merger), accordingly, as of the grant date.

(3)
Mr. Davis was appointed to the Board of Directors of our General Partner on February 6, 2018. Mr. Davis subsequently resigned from the Board of Directors of our General Partner on July 17, 2018 in order to serve on the Board of Directors of LE GP (the general partner of ET).

(4)
Mr. Grimm was appointed to the Board of Directors of LE GP on October 19, 2018. In connection with the Merger on October 19, 2018, Mr. Grimm resigned from the Board of Directors of our General Partner in order to service on the Board of Directors of LE GP (the general partner of ET).

(5)	Mr. Smith was appointed to the Board of Directors of our General Partner on February 9, 2018.

(6)
In connection with the Merger on October 19, 2018, Mr. Williams resigned from the Board of Directors of LE GP (the general partner of ET) and was appointed to the Board of Directors of our General Partner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Equity Compensation Plan Information
The Partnership does not currently have any equity compensation plans. In connection with the Energy Transfer Merger in October 2018, all of the Partnership’s equity compensation plans, as well as the Partnership’s obligations under those plans, were assumed by ET.
Energy Transfer Operating, L.P. Units
All of the Partnership’s common units are owned by ET as of December 31, 2018. In addition, the Partnership has Class K and Class L units, all of which are held by wholly-owned subsidiaries of the Partnership.
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
ET owns directly and indirectly the general partner interest in ETP GP and all of the outstanding ETO Common Units.
We have a shared services agreement in which we provide various general and administrative services for ET. See discussion in Note 14 to our consolidated financial statements.
We received $1 million, $6 million and $21 million in management fees from ET for the provision of various general and administrative services for ET’s benefit for the years ended December 31, 2018, 2017 and 2016, respectively.
On July 27, 2016, the Partnership authorized an aggregate amount of 180 Class J units representing limited partner interests in the Partnership (the “Class J Units”) to be issued to ET. A portion of the additional Class J Units were issued during each of 2016, 2017 and 2018. Each Class J Unit is entitled to an allocation of $10 million of depreciation, amortization, depletion or other form of cost-recovery during the year in which such Class J Unit was issued; no Class J Unit was entitled to any other allocations of depreciation, amortization, depletion or other cost-recovery in any other year, and such units were not entitled to any cash distributions at any time. In exchange for the issuance of the Class J Units, ETO’s partnership agreement was amended to further reduce incentive distributions commencing with the quarter ended June 30, 2016 and ending with the quarter ending December 31, 2017, in an aggregate amount of $720 million. The Class J Units expired pursuant to their terms on December 31 of the year in which they were issued.
In March 2016, ETO contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership.
Class K Units
On December 29, 2016, the Partnership issued to certain of its indirect subsidiaries, in exchange for cash contributions and the exchange of outstanding common units representing limited partner interests in the Partnership, Class K Units, each of which is entitled to a quarterly cash distribution of $0.67275 per Class K Unit prior to ETO making distributions of available cash to any class of units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETO from ETP Holdco.  If the Partnership is unable to pay the Class K Unit quarterly distribution with respect to any quarter, the accrued and unpaid distributions will accumulate until paid and any accumulated balance will accrue 1.5% per annum until paid. As of December 31, 2018, a total of 101.5 million Class K Units were held by wholly-owned subsidiaries of ETO.

Class L Units
On December 31, 2018, ETO issued a new class of limited partner interests titled Class L Units to two wholly-owned subsidiaries of the Partnership when the Partnership’s outstanding Class E units and Class G units held by such subsidiaries were converted into Class L Units. As a result of the conversion, the Class E units and Class G units were cancelled.
The Class L Units generally do not have any voting rights. The Class L Units are entitled to aggregate cash distributions equal to 7.65% per annum of the total amount of cash generated by us and our subsidiaries, other than ETP Holdco, and available for distribution. Distributions shall be paid quarterly, in arrears, within 45 days after the end of each quarter. As the Class L Units are owned by a wholly-owned subsidiary, the cash distributions on those units are eliminated in our consolidated financial statements.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered (dollars in millions):

	Years Ended December 31,
	2018	2017
Audit fees(1)	$11.1	$10.8
Audit related fees(2)	0.5	—
Tax fees(3)	0.1	—
Total	$11.7	$10.8

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

(2)	Includes fees in 2018 for financial statement audits of subsidiary entities in connection with contribution and sale transactions.

(3)	Includes fees in 2018 related to state and local tax consultation.
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
The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP, including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2018 and 2017 were pre-approved by the Audit Committee in accordance with this policy.
The Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•	the auditors’ internal quality-control procedures;

•	any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•	the independence of the external auditors;

•	the aggregate fees billed by our external auditors for each of the previous two years; and

•	the rotation of the lead partner.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:	Page

(1) Financial Statements – see Index to Financial Statements	F - 1

(2) Financial Statement Schedules – None

(3) Exhibits – see Index to Exhibits	150
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

2.2
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

2.3
Contribution Agreement, dated October 24, 2016 by and among Energy Transfer Partners, L.P. and NGP X US Holdings, LP, PennTex Midstream Partners, LLC, MRD Midstream LLC, WHR Midstream LLC and certain individual investors and managers named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed October 26, 2016).

2.4
Membership Interest Purchase Agreement, dated as of August 2, 2016, by and between Bakken Holdings Company LLC and MarEn Bakken Company LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016).

2.5
First Amendment, dated December 14, 2016, to the Membership Interest Purchase Agreement, dated as of August 2, 2016, by and between Bakken Holdings Company LLC and MarEn Bakken Company LLC (incorporated by reference to Exhibit 2.12 to the Registrant’s Form 10-K for the year ended December 31, 2016).

2.6
Agreement and Plan of Merger, dated as of November 20, 2016, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Sunoco Logistics Partners L.P., Sunoco Partners LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporate by reference to Exhibit 2.1 of Form 8-K filed November 21, 2016).

2.7
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 16, 2016, by and among Sunoco Logistics Partners L.P., Sunoco Partners LLC, SXL Acquisition Sub LLC, SXL Acquisition Sub LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETP Acquisition Sub, LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.2 of Form 8-K filed December 21, 2016).

2.8
Contribution Agreement, dated as of January 15, 2018, by and among USA Compression Partners, LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETC Compression, LLC and, solely for certain purposes therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed January 16, 2018).

2.9
Purchase Agreement, dated as of January 15, 2018, by and among USA Compression Holdings, LLC, Energy Transfer Equity, L.P., Energy Transfer Partners, L.L.C. and, solely for certain purposes therein, R/C IV USACP Holdings, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed January 16, 2018).

2.10
Contribution Agreement, dated as of July 30, 2017, by and among Energy Transfer Interstate Holdings, LLC, ET Rover Pipeline LLC and BCP Renaissance, L.L.C. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed August 2, 2017).

2.11
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

3.2
Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P. (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-Q for the quarter ended May 31, 2007).

3.2.1
Amendment No. 2, dated March 26, 2012, to the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P., dated as of April 17, 2007 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on March 28, 2012).

3.3	Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 10, 2010).

Exhibit Number	Description
3.3.1
Amendment No. 1, dated March 26, 2012, to the Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C., dated as of August 10, 2010 (incorporated by reference to Exhibit 3.3 to Registrant’s Form 8-K filed on March 28, 2012).

3.4	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 filed October 22, 2001).
3.4.1	Amendment to the Certificate of Limited Partnership of Sunoco Logistics Partners L.P. dated as of August 28, 2015 (incorporated by reference to Exhibit 3.1 of Form 8-K filed September 1, 2015).
3.4.2
Amendment to the Certificate of Limited Partnership of Sunoco Logistics Partners L.P. dated as of April 28, 2017 (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed April 28, 2017).

3.5	Certificate of Formation of Energy Transfer Partners, L.L.C. (incorporated by reference to Exhibit 3.13 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010).
3.5.1	Certificate of Amendment of Energy Transfer Partners, L.L.C. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010).
3.6	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P. (incorporated by reference to Exhibit 3.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010).
3.7
Certificate of Merger of Streamline Merger Sub, LLC, with and into Energy Transfer Partners, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 19, 2018)

3.8
Fifth Amended and Restated Agreement of Limited Partnership of Energy Transfer Operating, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed October 19, 2018)

3.8.1
Amendment No. 1, dating December 31, 2018, to Fifth Amended and Restated Agreement of Limited Partnership of Energy Transfer Operating, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 4, 2019)

4.1
Registration Rights Agreement, dated April 30, 2013, by and between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on May 1, 2013).

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

Exhibit Number	Description
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

4.13
Eleventh Supplemental Indenture dated as of January 22, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 23, 2013).

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

4.18
Sixteenth Supplemental Indenture, dated as of January 17, 2017 between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 17, 2017).

4.19
Seventeenth Supplemental Indenture, dated as of December 1, 2017 between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 6, 2017).

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

4.25
Second Supplemental Indenture, dated December 1, 2017 among Energy Transfer Partners, L.P., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.5 of Form 8-K filed December 6, 2017).

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

Exhibit Number	Description
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

4.35
Indenture, dated as of June 8, 2018, among Energy Transfer Partners, L.P. as issuer, Sunoco Logistics Partners Operations L.P., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2018)

4.36
First Supplemental Indenture dated as of June 8, 2018 by and among Energy Transfer Partners, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 8, 2018)

4.37	Forms of Notes (included in Exhibit 4.36 hereto, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed June 8, 2018)
10.1+	Energy Transfer Partners Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010).
10.2+
Form of Grant Agreement under the Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan and the 2008 Energy Transfer Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 1, 2004).

10.3	Energy Transfer Partners, L.L.C. Annual Bonus Plan effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).
10.3.1+	Amended and Restated Energy Transfer Partners, L.L.C. Annual Bonus Plan (incorporated by reference to Exhibit 10.3 of Form 10-Q filed August 9, 2018)
10.4
Guarantee of Collection, dated as of April 30, 2013, by and between Regency Energy Partners LP, PEPL Holdings, LLC and Regency Energy Finance Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 30. 2013).

10.5
Exchange and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P. and ETE Common Holdings, LLC dated August 7, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 8, 2013).

10.6
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

10.7
Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.), Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 18, 2006).

10.8
Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-Q for the quarter ended May 31, 2007).

10.8.1
Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to Exhibit 10.55.1 to the Registrant’s Form 10-Q for the quarter ended May 31, 2007).

10.9
Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the quarter ended May 31, 2007).

Exhibit Number	Description
10.9.1
Note Purchase Agreement, dated December 9, 2009, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 14, 2009).

10.10
Credit Agreement dated as of December 1, 2017 among Energy Transfer Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, the other lenders party thereto and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 6, 2017).

10.12.1
Amendment No. 1 to Five-Year Credit Agreement, Joinder and Increase and Extension Agreement, dated as of October 19, 2018, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P., and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2018)

10.13
364-Day Credit Agreement dated December 1, 2017 among Energy Transfer Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, the other lenders party thereto and other parties thereto (incorporated by referenced to Exhibit 10.2 to the Registrant’s Form 8-K filed December 6, 2017).

10.13.1
Amendment No. 1 to 364-Day Credit Agreement, Joinder and Increase and Extension Agreement, dated as of October 19, 2018, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P., and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 19, 2018)

10.14
Guaranty dated as of December 1, 2017 by Sunoco Logistics Partners Operations, L.P. and each other Subsidiary from time to time party thereto in favor of Wells Fargo Bank, National Association, as Administrative Agent for the Lenders under that certain Credit Agreement dated as of December 1, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K No. 1-31219, filed December 6, 2017).

10.15
Guaranty dated as of December 1, 2017 by Sunoco Logistics Partners Operations, L.P. and each other Subsidiary from time to time party thereto in favor of Wells Fargo Bank, National Association, as Administrative Agent for the Lenders under that certain 364-Day Credit Agreement dated as of December 1, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 6, 2017).

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

10.20
Guarantee of Collection, made as of April 1, 2015, by ETP Retail Holdings, LLC to Sunoco LP and Sunoco Finance Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 1, 2015).

10.21
Support Agreement, made as of April 1, 2015, by and among Sunoco, Inc. (R&M), Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 1, 2015).

10.22
Support Agreement, made as of April 1, 2015, by and among Atlantic Refining & Marketing Corp., Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 1, 2015).

10.23
Eleventh Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 30, 2015).

10.24
Ninth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 30, 2015).

10.25
Sixth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Panhandle Eastern Pipe Line Company, LP, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 30, 2015).

Exhibit Number	Description
10.26
Eighth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 30, 2015).

10.27
Second Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed April 30, 2015).

10.28	Separation and Non-Solicit Agreement and Full Release of Claims (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 14, 2015).
10.29
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

10.30
Twelfth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 13, 2015).

10.31
Thirteenth Supplemental Indenture, dated as of December 1, 2017 by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed December 6, 2017).

10.32
Eighth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 13, 2015).

10.33
Ninth Supplemental Indenture, dated as of December 1, 2017 by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed December 6, 2017).

10.34
Ninth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed August 13, 2015).

10.35
Tenth Supplemental Indenture, dated as of December 1, 2017 by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed December 6, 2017).

10.36
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 15, 2015).

10.37
Exchange and Repurchase Agreement, dated as of July 14, 2015, by and among Energy Transfer Equity, L.P., Energy Transfer Partners GP, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 15, 2015).

10.38
Contribution Agreement dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to Section 11.19 and other provisions related thereto, Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 19, 2015).

10.39
Energy Transfer Partners Deferred Compensation Plan for Former Sunoco Executives effective October 5, 2012 (incorporated by reference to Exhibit 10.21 of the Form 10-K of Sunoco Logistics Partners L.P. filed February 25, 2016).

10.40	Guarantee of Collection, dated as of March 31, 2016, by and between ETP Retail Holdings, LLC and Sunoco LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 1, 2016).
10.41
Support Agreement, dated as of March 31, 2016, by and between Sunoco, Inc., Sunoco LP, and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 1, 2016).

10.42
Support Agreement, dated as of March 31, 2016, by and between Atlantic Refining & Marketing Corp., Sunoco LP, and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 1, 2016).

10.43
Form of Commercial Paper Dealer Agreement between Energy Transfer Partners, L.P., as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed August 22, 2016).

10.44
Registration Rights Agreement, dated as of April 2, 2018, by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P., USA Compression Partners, LP and USA Compression Holdings, LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 3, 2018)

Exhibit Number	Description
10.45
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) our Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) our Consolidated Statement of Partners’ Capital for the years ended December 31, 2018, 2017 and 2016; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) the notes to our Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER OPERATING, L.P.

By:	Energy Transfer Partners GP, L.P,
its general partner.
By:	Energy Transfer Partners, L.L.C.,
its general partner

By:	/s/ Kelcy L. Warren
Kelcy L. Warren
Chief Executive Officer and officer duly authorized to sign on behalf of the registrant
Dated: February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kelcy L. Warren	Chief Executive Officer and Chairman of the Board	February 22, 2019
Kelcy L. Warren	of Directors (Principal Executive Officer)

/s/ Thomas E. Long	Chief Financial Officer	February 22, 2019
Thomas E. Long	(Principal Financial Officer)

/s/ A. Troy Sturrock	Senior Vice President and Controller	February 22, 2019
A. Troy Sturrock	(Principal Accounting Officer)

/s/ Matthew S. Ramsey	President, Chief Operating Officer and Director	February 22, 2019
Matthew S. Ramsey

/s/ Marshall S. McCrea, III	Chief Commercial Officer and Director	February 22, 2019
Marshall S. McCrea, III

/s/ David K. Skidmore	Director	February 22, 2019
David K. Skidmore

/s/ W. Brett Smith	Director	February 22, 2019
W. Brett Smith

/s/ William P. Williams	Director	February 22, 2019
William P. Williams

INDEX TO FINANCIAL STATEMENTS
Energy Transfer Operating, L.P. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of Energy Transfer Partners, L.L.C. and
Unitholders of Energy Transfer Operating, L.P.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Energy Transfer Operating, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2019 expressed an unqualified opinion thereon.
Combination of entities under common control
As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been adjusted to reflect the acquisition of entities under common control.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for revenue from contracts with customers due to the adoption of the new revenue standard. The Partnership adopted the new revenue standard using the modified retrospective method.
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
Dallas, Texas
February 22, 2019

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$418	$335
Accounts receivable, net	4,009	4,504
Accounts receivable from related companies	176	53
Inventories	1,677	2,022
Income taxes receivable	73	136
Derivative assets	111	24
Other current assets	356	294
Current assets held for sale	—	3,313
Total current assets	6,820	10,681

Property, plant and equipment	79,280	70,682
Accumulated depreciation and depletion	(12,625)	(9,918)
	66,655	60,764

Advances to and investments in unconsolidated affiliates	2,636	2,698
Other non-current assets, net	1,006	879
Long-term affiliate receivable	440	617
Intangible assets, net	6,000	6,116
Goodwill	4,885	4,729
Total assets	$88,442	$86,484

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2018	2017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,491	$4,685
Accounts payable to related companies	119	95
Derivative liabilities	185	111
Accrued and other current liabilities	2,847	2,512
Current maturities of long-term debt	2,655	413
Current liabilities held for sale	—	75
Total current liabilities	9,297	7,891

Long-term debt, less current maturities	37,853	36,971
Non-current derivative liabilities	104	145
Deferred income taxes	2,884	3,272
Other non-current liabilities	1,184	1,217

Commitments and contingencies
Redeemable noncontrolling interests	499	21

Equity:
Limited Partners:
Series A Preferred Unitholders (950,000 units authorized, issued and outstanding as of December 31, 2018 and 2017, respectively)	958	944
Series B Preferred Unitholders (550,000 units authorized, issued and outstanding as of December 31, 2018 and 2017, respectively)	556	547
Series C Preferred Unitholders (18,000,000 units authorized, issued and outstanding as of December 31, 2018)	440	—
Series D Preferred Unitholders (17,800,000 units authorized, issued and outstanding as of December 31, 2018)	434	—
Common Unitholders and Other	26,372	26,531
General Partner	—	244
Accumulated other comprehensive income (loss)	(42)	3
Total partners’ capital	28,718	28,269
Noncontrolling interest	7,903	5,882
Predecessor equity	—	2,816
Total equity	36,621	36,967
Total liabilities and equity	$88,442	$86,484

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2018	2017	2016
REVENUES:
Refined product sales	$18,345	$11,975	$10,097
Crude sales	14,415	10,706	7,205
NGL sales	9,109	6,972	4,841
Gathering, transportation and other fees	6,797	4,435	4,172
Natural gas sales	4,452	4,172	3,619
Other	969	2,263	1,858
Total revenues	54,087	40,523	31,792
COSTS AND EXPENSES:
Cost of products sold	41,658	30,966	23,693
Operating expenses	3,089	2,644	2,336
Depreciation, depletion and amortization	2,843	2,541	2,201
Selling, general and administrative	664	568	547
Impairment losses	431	1,039	1,040
Total costs and expenses	48,685	37,758	29,817
OPERATING INCOME	5,402	2,765	1,975
OTHER INCOME (EXPENSE):
Interest expense, net	(1,709)	(1,575)	(1,478)
Equity in earnings of unconsolidated affiliates	344	144	270
Impairment of investments in unconsolidated affiliates	—	(313)	(308)
Gains on acquisitions	—	—	83
Losses on extinguishments of debt	(109)	(42)	—
Gains (losses) on interest rate derivatives	47	(37)	(12)
Other, net	69	206	126
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	4,044	1,148	656
Income tax expense (benefit) from continuing operations	5	(1,804)	(255)
INCOME FROM CONTINUING OPERATIONS	4,039	2,952	911
Loss from discontinued operations	(265)	(177)	(462)
NET INCOME	3,774	2,775	449
Less: Net income attributable to noncontrolling interest	715	420	295
Less: Net income attributable to redeemable noncontrolling interest	39	—	—
Less: Net income (loss) attributable to predecessor	(5)	274	(134)
NET INCOME ATTRIBUTABLE TO PARTNERS	$3,025	$2,081	$288

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Net income	$3,774	$2,775	$449
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	(4)	6	2
Actuarial loss relating to pension and other postretirement benefits	(43)	(12)	(1)
Foreign currency translation adjustment	—	—	(1)
Change in other comprehensive income from unconsolidated affiliates	4	1	4
	(43)	(5)	4
Comprehensive income	3,731	2,770	453
Less: Comprehensive income attributable to noncontrolling interest	715	420	295
Less: Comprehensive income attributable to redeemable noncontrolling interest	39	—	—
Less: Comprehensive income (loss) attributable to predecessor	(5)	274	(134)
Comprehensive income attributable to partners	$2,982	$2,076	$292

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Series C Preferred Units	Series D Preferred Units	Common Units and Other	General Partner	AOCI	Non-controlling Interest	Predecessor Equity	Total
Balance, December 31, 2015	$—	$—	$—	$—	$20,514	$306	$4	$6,162	$2,982	$29,968
Distributions to partners	—	—	—	—	(2,494)	(1,048)	—	—	—	(3,542)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(481)	(245)	(726)
Partnership units issued for cash	—	—	—	—	1,098	—	—	—	—	1,098
Subsidiary units issued for cash	—	—	—	—	37	—	—	1,351	132	1,520
Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	236	—	236
Sunoco, Inc. retail business to Sunoco LP transaction	—	—	—	—	(405)	—	—	—	(374)	(779)
PennTex Acquisition	—	—	—	—	307	—	—	236	—	543
Deemed contribution from parent	—	—	—	—	—	—	—	—	75	75
Other comprehensive income, net of tax	—	—	—	—	—	—	4	—	—	4
Other, net	—	—	—	—	10	—	—	21	61	92
Net income (loss)	—	—	—	—	(660)	948	—	295	(134)	449
Balance, December 31, 2016	—	—	—	—	18,407	206	8	7,820	2,497	28,938
Distributions to partners	—	—	—	—	(2,516)	(952)	—	—	—	(3,468)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(430)	(284)	(714)
Partnership units issued for cash	937	542	—	—	2,283	—	—	—	—	3,762
Subsidiary units issued for cash	—	—	—	—	—	—	—	—	333	333
Sunoco Logistics Merger	—	—	—	—	5,938	—	—	(5,938)	—	—
Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	2,202	—	2,202
Sale of Bakken pipeline interest	—	—	—	—	1,260	—	—	740	—	2,000
Sale of Rover pipeline interest	—	—	—	—	93	—	—	1,385	—	1,478
Acquisition of PennTex noncontrolling interest	—	—	—	—	(48)	—	—	(232)	—	(280)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5)	—	—	(5)
Other, net	—	—	—	—	35	—	—	(85)	(4)	(54)
Net income	7	5	—	—	1,079	990	—	420	274	2,775
Balance, December 31, 2017	944	547	—	—	26,531	244	3	5,882	2,816	36,967
Distributions to partners	(44)	(27)	(18)	(11)	(3,376)	(1,080)	—	—	—	(4,556)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(891)	(276)	(1,167)
Partnership units issued for cash	—	—	436	431	58	—	—	—	—	925
Subsidiary units issued for cash	—	—	—	—	—	—	—	—	—	—
Subsidiary units repurchased	—	—	—	—	—	—	—	—	(300)	(300)
Energy Transfer Merger	—	—	—	—	1,370	(340)	—	1,474	(2,504)	—
Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	649	—	649
Cumulative effect adjustment due to change in accounting principle	—	—	—	—	—	—	—	—	(54)	(54)
Deemed distribution, net	—	—	—	—	37	—	—	58	(497)	(402)
Acquisition of USAC	—	—	—	—	—	—	—	—	832	832

The accompanying notes are an integral part of these consolidated financial statements.

Other comprehensive loss, net of tax	—	—	—	—	—	—	(43)	—	—	(43)
Other, net	(1)	—	(1)	(1)	53	(17)	(2)	16	(12)	35
Net income (loss), excluding amounts attributable to redeemable interests	59	36	23	15	1,699	1,193	—	715	(5)	3,735
Balance, December 31, 2018	$958	$556	$440	$434	$26,372	$—	$(42)	$7,903	$—	$36,621

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$3,774	$2,775	$449
Reconciliation of net income to net cash provided by operating activities:
Loss from discontinued operations	265	177	462
Depreciation, depletion and amortization	2,843	2,541	2,201
Deferred income taxes	(8)	(1,841)	(174)
Inventory valuation adjustments	85	(24)	(97)
Non-cash compensation expense	105	99	93
Impairment losses	431	1,039	1,040
Impairment of investments in unconsolidated affiliates	—	313	308
Gains on acquisitions	—	—	(83)
Losses on extinguishments of debt	109	42	—
Distributions on unvested awards	(33)	(35)	(29)
Equity in earnings of unconsolidated affiliates	(344)	(144)	(270)
Distributions from unconsolidated affiliates	328	297	268
Other non-cash	(113)	(249)	(265)
Net change in operating assets and liabilities, net of effects of acquisitions	117	(173)	303
Net cash provided by operating activities	7,559	4,817	4,206
INVESTING ACTIVITIES:
Cash proceeds from USAC Acquisition, net	711	—	—
Cash proceeds from Bakken pipeline transaction	—	2,000	—
Cash proceeds from Rover pipeline transaction	—	1,478	—
Cash paid for acquisition of PennTex noncontrolling interest	—	(280)	—
Cash paid for Vitol Acquisition, net of cash received	—	—	(769)
Cash paid for PennTex Acquisition, net of cash received	—	—	(299)
Cash paid for all other acquisitions	(429)	(303)	(330)
Capital expenditures, excluding allowance for equity funds used during construction	(7,407)	(8,444)	(7,755)
Contributions in aid of construction costs	109	24	71
Contributions to unconsolidated affiliates	(26)	(268)	(59)
Distributions from unconsolidated affiliates in excess of cumulative earnings	69	135	135
Proceeds from the sale of assets	87	45	35
Change in restricted cash	—	—	14
Other	(16)	1	—
Net cash used in investing activities	(6,902)	(5,612)	(8,957)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCING ACTIVITIES:
Proceeds from borrowings	28,538	29,389	25,560
Repayments of debt	(27,297)	(29,387)	(18,866)
Cash paid to affiliate notes	(440)	(423)	(288)
Common units issued for cash	58	2,283	1,098
Preferred units issued for cash	867	1,479	—
Redeemable noncontrolling interest issued for cash	465	—	—
Subsidiary units issued for cash	—	—	1,388
Predecessor units issued for cash	—	333	132
Capital contributions from noncontrolling interest	649	1,214	236
Distributions to partners	(4,556)	(3,468)	(3,542)
Predecessor distributions to partners	(276)	(284)	(245)
Distributions to noncontrolling interest	(891)	(430)	(481)
Distributions to redeemable noncontrolling interest	(24)	—	—
Repurchases of common units	(24)	—	—
Subsidiary repurchases of common units	(300)	—	—
Redemption of Legacy ETP Preferred Units	—	(53)	—
Debt issuance costs	(162)	(83)	(52)
Deemed contribution from parent	—	—	75
Other	85	2	2
Net cash provided by (used in) financing activities	(3,308)	572	5,017
DISCONTINUED OPERATIONS:
Operating activities	(484)	136	93
Investing activities	3,207	(38)	(483)
Changes in cash included in current assets held for sale	11	(5)	5
Net increase (decrease) in cash and cash equivalents of discontinued operations	2,734	93	(385)
Increase (decrease) in cash and cash equivalents	83	(130)	(119)
Cash and cash equivalents, beginning of period	335	465	584
Cash and cash equivalents, end of period	$418	$335	$465

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts are in millions)

1.	OPERATIONS AND BASIS OF PRESENTATION:
Organization. The consolidated financial statements presented herein contain the results of Energy Transfer Operating, L.P. and its subsidiaries (the “Partnership,” “we,” “us,” “our” or “ETO”).
ETO is a consolidated subsidiary of Energy Transfer LP. In October 2018, we completed the merger of ETO with a wholly-owned subsidiary of ET in a unit-for-unit exchange (the “Energy Transfer Merger”). In connection with the transaction, ETO unitholders (other than ET and its subsidiaries) received 1.28 common units of ET for each common unit of ETO they owned.
Immediately prior to the closing of the Energy Transfer Merger, the following also occurred:

•	the IDRs in ETO were converted into 1,168,205,710 ETO common units; and

•	the general partner interest in ETO was converted to a non-economic general partner interest and ETO issued 18,448,341 ETO common units to ETP GP.
The Energy Transfer Merger was a combination of entities under common control; therefore, Sunoco LP, Lake Charles LNG and USAC’s (see Note 3 for more information) assets and liabilities were not adjusted. The Partnership’s consolidated financial statements have been retrospectively adjusted to reflect consolidation beginning January 1, 2016 of Sunoco LP and Lake Charles LNG and April 2, 2018 for USAC (the date ET acquired USAC, see Note 3). Predecessor equity included on the consolidated financial statements represents Sunoco LP, Lake Charles LNG and USAC’s equity prior to the Energy Transfer Merger.
Following the closing of the Energy Transfer Merger, Energy Transfer Equity, L.P. changed its name to “Energy Transfer LP” and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on Friday, October 19, 2018. In addition, Energy Transfer Partners, L.P. changed its name to “Energy Transfer Operating, L.P.” For purposes of maintaining clarity, the following references are used herein:

•
References to “ETO” refer to the entity named Energy Transfer Partners, L.P. prior to the close of the Energy Transfer Merger and Energy Transfer Operating, L.P. subsequent to the close of the Energy Transfer Merger; and

•	References to “ET” refer to the entity named Energy Transfer Equity, L.P. prior to the close of the Energy Transfer Merger and Energy Transfer LP subsequent to the close of the Energy Transfer Merger.
In April 2017, Energy Transfer Partners, L.P. and Sunoco Logistics completed the previously announced merger transaction in which Sunoco Logistics acquired Energy Transfer Partners, L.P. in a unit-for-unit transaction (the “Sunoco Logistics Merger”). Under the terms of the transaction, Energy Transfer Partners, L.P. unitholders received 1.5 common units of Sunoco Logistics for each common unit of Energy Transfer Partners, L.P. they owned. Under the terms of the merger agreement, Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ET. In connection with the merger, the Energy Transfer Partners, L.P. Class H units were cancelled. The outstanding Energy Transfer Partners, L.P. Class E units, Class G units, Class I units and Class K units at the effective time of the merger were converted into an equal number of newly created classes of Sunoco Logistics units, with the same rights, preferences, privileges, duties and obligations as such classes of Energy Transfer Partners, L.P. units had immediately prior to the closing of the merger. Additionally, the outstanding Sunoco Logistics common units and Sunoco Logistics Class B units owned by Energy Transfer Partners, L.P. at the effective time of the merger were cancelled.
In connection with the Sunoco Logistics Merger, Sunoco Logistics Partners L.P. changed its name to “Energy Transfer Partners, L.P.” For purposes of maintaining clarity, the following references are used herein:

•	References to “Sunoco Logistics” refer to the entity named Sunoco Logistics Partners L.P. and its subsidiaries prior to the close of the Sunoco Logistics Merger; and

•
References to “ETO” for periods prior to the Sunoco Logistics Merger refer to the consolidated entity named Energy Transfer Partners, L.P. and its subsidiaries prior to the close of the Sunoco Logistics Merger.

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
The historical common units amount presented in these consolidated financial statements have been retrospectively adjusted to reflect the 1.5 to one unit-for-unit exchange in connection with the Sunoco Logistics Merger.
The Partnership is engaged in the gathering and processing, compression, treating and transportation of natural gas, focusing on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Utica, Bone Spring and Avalon shales.
The Partnership owns and operates intrastate natural gas pipeline systems and storage facilities that are engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and NGLs in the states of Texas, Louisiana, New Mexico and West Virginia.
The Partnership owns and operates interstate pipelines, either directly or through equity method investments, that transport natural gas to various markets in the United States.
The Partnership owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and acquisition and marketing assets, which are used to facilitate the purchase and sale of crude oil, NGLs and refined products.
The Partnership owns a controlling interest in Sunoco LP which is engaged in the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers, and distributors, as well as the retail sale of motor fuels and merchandise through Sunoco LP operated convenience stores and retail fuel sites. As of December 31, 2018, our interest in Sunoco LP consisted of 100% of the general partner and IDRs, as well as 28.5 million common units.
The Partnership owns a controlling interest in USAC which provides compression services to producers, processors, gatherers and transporters of natural gas and crude oil. As of December 31, 2018, our interest in USAC consisted of 100% of the general partner, 39.7 million common units and 6.4 million Class B units.
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
The consolidated financial statements of the Partnership presented herein include the results of operations of our controlled subsidiaries, including Sunoco LP and USAC.
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
Revenue Recognition
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
For contracts in scope of the new revenue standard as of January 1, 2018, the Partnership recognized a cumulative effect adjustment to retained earnings to account for the differences in timing of revenue recognition. The comparative information has not been restated under the modified retrospective method and continues to be reported under the accounting standards in effect for those periods.
The adjustments to the opening balance sheet primarily relate to a change in timing of revenue recognition for variable consideration at Sunoco LP, such as incentives paid to customers, as well as a change in timing of revenue recognition for franchise fee revenue. Historically, an asset was recognized related to the contract incentives which was amortized over the life of the agreement. Under the new standard, the timing of the recognition of incentives changed due to application of the expected value method to estimate variable consideration. Additionally, under the new standard the change in timing of franchise fee revenue is due to the treatment of revenue recognition from the symbolic license over the term of the agreement.

The cumulative effect of the changes made to the Partnership’s consolidated balance sheet for the adoption of ASU 2014-09 was as follows:

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Assets:
Other current assets	$294	$8	$302
Property, plant and equipment, net	60,764	—	60,764
Intangible assets, net	6,116	(100)	6,016
Other non-current assets, net	879	39	918

Liabilities and Equity:
Other non-current liabilities	$1,217	$1	$1,218
Noncontrolling interest	5,882	(54)	5,828
The adoption of the new revenue standard resulted in reclassifications between revenue, cost of sales and operating expenses. Additionally, changes in timing of revenue recognition have required the creation of contract asset or contract liability balances, as well as certain balance sheet reclassifications. In accordance with the requirements of ASC Topic 606, the disclosure below shows the impact of adopting the new standard on the consolidated statement of operations and the consolidated balance sheet.

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change: Higher/(Lower)
Revenues:
Natural gas sales	$4,452	$4,452	$—
NGL sales	9,109	9,071	38
Crude sales	14,415	14,403	12
Gathering, transportation and other fees	6,797	7,526	(729)
Refined product sales	18,345	18,393	(48)
Other	969	968	1

Costs and expenses:
Cost of products sold	$41,658	$42,389	$(731)
Operating expenses	3,089	3,045	44
Depreciation and amortization	2,843	2,872	(29)

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change: Higher/(Lower)
Assets:
Other current assets	$356	$344	$12
Property, plant and equipment, net	66,655	66,655	—
Intangible assets, net	6,000	6,134	(134)
Other non-current assets, net	1,006	947	59

Liabilities and Equity:
Other non-current liabilities	$1,184	$1,183	$1
Noncontrolling interest	7,903	7,967	(64)
Additional disclosures related to revenue recognition are included in Note 11.
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

The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2018	2017	2016
Accounts receivable	$506	$(951)	$(1,114)
Accounts receivable from related companies	128	(462)	427
Inventories	282	58	(485)
Other current assets	7	40	146
Other non-current assets, net	(109)	(88)	(146)
Accounts payable	(769)	713	1,145
Accounts payable to related companies	(206)	486	319
Accrued and other current liabilities	365	(56)	71
Other non-current liabilities	(34)	78	(127)
Price risk management assets and liabilities, net	(53)	9	67
Net change in operating assets and liabilities, net of effects of acquisitions	$117	$(173)	$303
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2018	2017	2016
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,030	$1,060	$848
Net gains (losses) from subsidiary common unit transactions	(127)	5	8
NON-CASH FINANCING ACTIVITIES:
Issuance of Common Units in connection with the PennTex Acquisition	$—	$—	$307
Contribution of assets from noncontrolling interest	—	988	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$1,537	$1,516	$1,507
Cash paid for (refund of) income taxes	508	50	(229)
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
Inventories consisted of the following:

	December 31,
	2018	2017
Natural gas, NGLs and refined products (1)	$833	$1,120
Crude oil	506	551
Spare parts and other	338	351
Total inventories	$1,677	$2,022

(1)	Due to changes in fuel prices, Sunoco LP recorded a write-down on the value of its fuel inventory of $85 million as of December 31, 2018.
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
Other Current Assets
Other current assets consisted of the following:

	December 31,
	2018	2017
Deposits paid to vendors	$141	$64
Prepaid expenses and other	215	230
Total other current assets	$356	$294
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
In 2018, USAC recognized a $9 million fixed asset impairment related to certain idle compressor assets.
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
Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2018	2017
Land and improvements	$2,146	$2,222
Buildings and improvements (1 to 45 years)	2,636	2,786
Pipelines and equipment (5 to 83 years)	57,584	44,673
Natural gas and NGL storage facilities (5 to 46 years)	1,898	1,681
Bulk storage, equipment and facilities (2 to 83 years)	3,395	3,036
Tanks and other equipment (5 to 40 years)	884	847
Vehicles (1 to 25 years)	123	126
Right of way (20 to 83 years)	3,555	3,432
Natural resources	434	434
Other (1 to 40 years)	558	534
Construction work-in-process	6,067	10,911
Property, plant and equipment, gross	79,280	70,682
Less: Accumulated depreciation and depletion	(12,625)	(9,918)
Property, plant and equipment, net	$66,655	$60,764
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2018	2017	2016
Depreciation, depletion and amortization expense	$2,522	$2,199	$1,940
Capitalized interest	294	286	201
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
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2018	2017
Regulatory assets	$43	$85
Deferred charges	241	210
Restricted funds	178	192
Other	544	392
Total other non-current assets, net	$1,006	$879

Restricted funds primarily consisted of restricted cash held in our wholly-owned captive insurance companies.
Intangible Assets
Intangible assets are stated at cost, net of amortization computed on the straight-line method. The Partnership removes the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized.
Components and useful lives of intangible assets were as follows:

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$7,106	$(1,493)	$6,979	$(1,277)
Patents (10 years)	48	(30)	48	(26)
Trade Names (20 years)	66	(28)	66	(25)
Other (5 to 20 years)	33	(9)	28	(14)
Total amortizable intangible assets	7,253	(1,560)	7,121	(1,342)
Non-amortizable intangible assets:
Trademarks	295	—	295	—
Other	12	—	42	—
Total non-amortizable intangible assets	307	—	337	—
Total intangible assets	$7,560	$(1,560)	$7,458	$(1,342)
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2018	2017	2016
Reported in depreciation, depletion and amortization expense	$321	$336	$257
Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2019	$346
2020	345
2021	342
2022	325
2023	319
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
Sunoco LP performed impairment tests on its indefinite-lived intangible assets during the fourth quarter of 2018 and recognized a $30 million impairment charge on its contractual rights, included in other in the table above, primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded.
Sunoco LP performed impairment tests on its indefinite-lived intangible assets during the fourth quarter of 2017 and recognized $13 million and $4 million impairment charge on their contractual rights and liquor licenses, included in other in the table above, primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded.

Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. The annual impairment test is performed during the fourth quarter.
Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	NGL and Refined Products Transportation and Services	Crude Oil Transportation and Services	Investment in Sunoco LP	Investment in USAC	All Other	Total
Balance, December 31, 2016	$10	$458	$863	$772	$1,163	$1,550	$—	$815	$5,631
Acquired	—	—	8	—	4	—	—	—	12
Impaired	—	(262)	—	(79)	—	(102)	—	(452)	(895)
Other	—	—	(1)	—	—	(18)	—	—	(19)
Balance, December 31, 2017	10	196	870	693	1,167	1,430	—	363	4,729
Acquired	—	—	—	—	—	129	366	—	495
CDM Contribution	—	—	—	—	—	—	253	(253)	—
Impaired	—	—	(378)	—	—	—	—	—	(378)
Other	—	—	—	—	—	—	—	39	39
Balance, December 31, 2018	$10	$196	$492	$693	$1,167	$1,559	$619	$149	$4,885
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized.
As of December 31, 2018, the ETC Marketing reporting unit, to which $72 million of goodwill is allocated, had a negative carrying amount. The reporting unit is in the all other segment.
During the fourth quarter of 2018, the Partnership recognized goodwill impairments of $378 million related to our Northeast operations within the midstream segment primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded. These changes in assumptions reflect delays in the construction of third-party takeaway capacity in the Northeast.
During the fourth quarter of 2017, the Partnership recognized goodwill impairments of $262 million in the interstate transportation and storage segment, $79 million in the NGL and refined products transportation and services segment and $452 million in the all other segment primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded. Sunoco LP recognized goodwill impairments of $387 million, of which $102 million was allocated to continuing operations, primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded.
During the fourth quarter of 2016, the Partnership recognized goodwill impairments of $638 million in the interstate transportation and storage segment and $32 million in the midstream segment primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve. Sunoco LP recognized goodwill impairments of $641 million, of which $227 million was allocated to continuing operations, primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded.
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
Except for certain amounts discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2018 and 2017, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal AROs for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. We believe we may have additional AROs related to Sunoco, Inc.’s pipeline assets and storage tanks, for which it is not possible to estimate whether or when the AROs will be settled. Consequently, these AROs cannot be measured at this time. Sunoco LP has AROs related to the estimated future cost to remove underground storage tanks.
As of December 31, 2018 and 2017, other non-current liabilities in the Partnership’s consolidated balance sheets included AROs of $193 million and $220 million, respectively. For the years ended December 31, 2018, 2017 and 2016 aggregate accretion expense related to AROs was $13 million, $9 million and $7 million, respectively.
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
Long-lived assets related to AROs aggregated $106 million and $103 million and were reflected as property, plant and equipment on our consolidated balance sheet as of December 31, 2018 and 2017, respectively. In addition, other non-current assets on the Partnership’s consolidated balance sheet included $26 million and $21 million of legally restricted funds for the purpose of settling AROs as of December 31, 2018 and 2017, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2018	2017
Interest payable	$503	$486
Customer advances and deposits	128	75
Accrued capital expenditures	1,030	1,006
Accrued wages and benefits	283	280
Taxes payable other than income taxes	256	288
Exchanges payable	112	154
Other	535	223
Total accrued and other current liabilities	$2,847	$2,512
Deposits or advances are received from our customers as prepayments for natural gas deliveries in the following month. Prepayments and security deposits may be required when customers exceed their credit limits or do not qualify for open credit.
Redeemable Noncontrolling Interests
Our redeemable noncontrolling interests relate to certain preferred unitholders of one of our consolidated subsidiaries that have the option to convert their preferred units to such subsidiary’s common units at the election of the holders and the noncontrolling interest holders in one of our consolidated subsidiaries that have the option to sell their interests to us. In accordance with applicable accounting guidance, the noncontrolling interest is excluded from total equity and reflected as redeemable noncontrolling interests on our consolidated balance sheet. See Note 6 for further information.
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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2018 was $39.54 billion and $40.51 billion, respectively. As of December 31, 2017, the aggregate fair value and carrying amount of our debt obligations was $38.71 billion and $37.38 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in our preferred units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the year ended December 31, 2018, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2018 and 2017 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2018
		Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$42	$42	$—
Swing Swaps IFERC	52	8	44
Fixed Swaps/Futures	97	97	—
Forward Physical Contracts	20	—	20
Power:
Forwards	48	—	48
Futures	1	1	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	291	291	—
Refined Products – Futures	7	7	—
Crude – Forwards/Swaps	1	1	—
Total commodity derivatives	560	448	112
Other non-current assets	26	17	9
Total assets	$586	$465	$121
Liabilities:
Interest rate derivatives	$(163)	$—	$(163)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(91)	(91)	—
Swing Swaps IFERC	(40)	—	(40)
Fixed Swaps/Futures	(88)	(88)	—
Forward Physical Contracts	(21)	—	(21)
Power:
Forwards	(42)	—	(42)
Futures	(1)	(1)	—
NGLs – Forwards/Swaps	(224)	(224)	—
Refined Products – Futures	(15)	(15)	—
Crude – Forwards/Swaps	(61)	(61)	—
Total commodity derivatives	(583)	(480)	(103)
Total liabilities	$(746)	$(480)	$(266)

	Fair Value Total	Fair Value Measurements at December 31, 2017
		Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$11	$11	$—
Swing Swaps IFERC	13	—	13
Fixed Swaps/Futures	70	70	—
Forward Physical Contracts	8	—	8
Power – Forwards	23	—	23
NGLs – Forwards/Swaps	191	191	—
Refined Products – Futures	1	1	—
Crude:
Forwards/Swaps	2	2	—
Futures	2	2	—
Total commodity derivatives	321	277	44
Other non-current assets	21	14	7
Total assets	$342	$291	$51
Liabilities:
Interest rate derivatives	$(219)	$—	$(219)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(24)	(24)	—
Swing Swaps IFERC	(15)	(1)	(14)
Fixed Swaps/Futures	(57)	(57)	—
Forward Physical Contracts	(2)	—	(2)
Power – Forwards	(22)	—	(22)
NGLs – Forwards/Swaps	(186)	(186)	—
Refined Products – Futures	(28)	(28)	—
Crude:
Forwards/Swaps	(6)	(6)	—
Futures	(1)	(1)	—
Total commodity derivatives	(341)	(303)	(38)
Total liabilities	$(560)	$(303)	$(257)
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
We record the collection of taxes to be remitted to government authorities on a net basis except for our all other segment in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income. For the years ended December 31, 2018, 2017 and 2016, excise taxes collected by Sunoco LP were $370 million, $234 million and $243 million, respectively.
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
Income Taxes
ETO is a publicly traded limited partnership and is not taxable for federal and most state income tax purposes. As a result, our earnings or losses, to the extent not included in a taxable subsidiary, for federal and most state purposes are included in the tax returns of the individual partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to our preferred unitholders as a result of differences between the tax basis and financial basis of assets and liabilities, differences between the tax accounting and financial accounting treatment of certain items, and due to allocation requirements related to taxable income under our Fifth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service (“IRS”) pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, ETO would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2018, 2017 and 2016, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local income taxes. These corporate subsidiaries include ETP Holdco, Inland Corporation, Sunoco Property Company LLC and Aloha Petroleum. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.
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
Non-Cash Compensation
For awards of restricted units, we recognize compensation expense over the vesting period based on the grant-date fair value, which is determined based on the market price of the underlying common units on the grant date. For awards of cash restricted units, we remeasure the fair value of the award at the end of each reporting period based on the market price of the underlying common units as of the reporting date, and the fair value is recorded in other non-current liabilities on our consolidated balance sheets.
Pensions and Other Postretirement Benefit Plans
The Partnership recognizes the overfunded or underfunded status of defined benefit pension and other postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans). Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Changes in the funded status of the plan are recorded in the year in which the change occurs within AOCI in equity or, for entities applying regulatory accounting, as a regulatory asset or regulatory liability. In 2018, the Company adopted Accounting Standards Update No. 2017-07 Compensation - Retirement Benefits (Topic 715) retrospectively. It requires the service cost component to be presented with other current compensation costs for the related employees in the operating section of our consolidated statements of operations, with other components of net benefit cost presented outside of the operating income.
Allocation of Income
For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall generally be allocated among the partners in accordance with their percentage interests. The capital account provisions of our Partnership Agreement incorporate principles established for United States Federal income tax purposes and may not be comparable to the partners’ capital balances reflected under GAAP in our consolidated financial statements. Subsequent to the Energy Transfer Merger, our general partner owns a non-economic interest in us and, therefore, our net income for partners’ capital and statement of operations presentation purposes is allocated entirely to the Limited Partners.

Recent Accounting Pronouncements
ASU 2016-02
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report information about the amount, timing, and uncertainty of cash flows arising from a lease. The update requires lessees to record virtually all leases on their balance sheets. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In January 2018, the FASB issued Accounting Standards Update No. 2018-01 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the existing lease guidance. The Partnership plans to elect the package of transition practical expedients and will adopt this standard beginning with its first quarter of fiscal 2019 and apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Partnership has performed several procedures to evaluate the impact of the adoption of this standard on the financial statements and disclosures and address the implications of Topic 842 on future lease arrangements. The procedures include reviewing all forms of leases, performing a completeness assessment over the lease population, establishing processes and controls to timely identify new and modified lease agreements, educating its employees on these new processes and controls and implementing a third-party supported lease accounting information system to account for our leases in accordance with the new standard. The Partnership is finalizing its evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements, and estimates approximately $1.0 billion of right-to-use assets and lease liabilities will be recognized in the consolidated balance sheet upon adoption, with no material impact to its consolidated statements of operations.
ASU 2017-12
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Partnership expects to adopt the new rules in the first quarter of 2019 and does not expect the adoption of the new accounting rules to have a material impact on the consolidated financial statements and related disclosures.
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

3.	ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
2018 Transactions
ET Contribution of Assets to ETO
Immediately prior to the closing of the Energy Transfer Merger discussed in Note 1, ET contributed the following to ETO:

•	2,263,158 common units representing limited partner interests in Sunoco LP to ETO in exchange for 2,874,275 ETO common units;

•	100 percent of the limited liability company interests in Sunoco GP LLC, the sole general partner of Sunoco LP, and all of the IDRs in Sunoco LP, to ETO in exchange for 42,812,389 ETO common units;

•
12,466,912 common units representing limited partner interests in USAC and 100 percent of the limited liability company interests in USA Compression GP, LLC, the general partner of USAC, to ETO in exchange for 16,134,903 ETO common units; and

•
a 100 percent limited liability company interest in Lake Charles LNG and a 60 percent limited liability company interest in each of Energy Transfer LNG Export, LLC, ET Crude Oil Terminals, LLC and ETC Illinois LLC (collectively, “Lake Charles LNG and Other”) to ETO in exchange for 37,557,815 ETO common units.

USAC Acquisition
On April 2, 2018, ET acquired a controlling interest in USAC, a publicly traded partnership that provides compression services in the United States. Specifically the Partnership acquired (i) all of the outstanding limited liability company interests in USA Compression GP, LLC (“USAC GP”), the general partner of USAC, and (ii) 12,466,912 USAC common units representing limited partner interests in USAC for cash consideration equal to $250 million (the “USAC Transaction”). Concurrently, USAC cancelled its incentive distribution rights and converted its economic general partner interest into a non-economic general partner interest in exchange for the issuance of 8,000,000 USAC common units to USAC GP.
Concurrent with these transactions, ETO contributed to USAC all of the issued and outstanding membership interests of CDM for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 USAC common units, (ii) 6,397,965 units of a new class of units representing limited partner interests in USAC (“USAC Class B Units”) and (iii) $1.23 billion in cash, including customary closing adjustments (the “CDM Contribution”). The USAC Class B Units have substantially all of the rights and obligations of a USAC common unit, except the USAC Class B Units will not participate in distributions for the first four quarters following the closing date of April 2, 2018. Each USAC Class B Unit will automatically convert into one USAC common unit on the first business day following the record date attributable to the quarter ending June 30, 2019.
As noted above, ET contributed its interests in USAC to ETO in October 2018. ET’s contribution of its interests in USAC was a transaction between entities under common control; therefore, the Partnership’s consolidated financial statements reflect USAC on a consolidated basis beginning April 2, 2018, the date that ET obtained control of USAC. The Partnership had previously deconsolidated CDM upon its contribution to USAC on April 2, 2018; however, due to the retrospective consolidation of USAC as of that date, CDM is reflected as a consolidated subsidiary for all periods presented herein.
Summary of Assets Acquired and Liabilities Assumed
The USAC Transaction was recorded using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.
The total purchase price was allocated as follows:

At April 2, 2018
Total current assets	$786
Property, plant and equipment	1,332
Other non-current assets	15
Goodwill(1)	366
Intangible assets	222
Total assets	2,721

Total current liabilities	110
Long-term debt, less current maturities	1,527
Other non-current liabilities	2
Total liabilities	1,639

Noncontrolling interest	832

Total consideration	250
Cash received(2)	711
Total consideration, net of cash received(2)	$(461)

(1)
None of the goodwill is expected to be deductible for tax purposes. Goodwill recognized from the business combination primarily relates to the value attributed to additional growth opportunities, synergies and operating leverage within USAC’s operations.

(2)	Cash received represents cash and cash equivalents held by USAC as of the acquisition date.

The fair values of the assets acquired and liabilities assumed were determined using various valuation techniques, including the income and market approaches.
Sunoco LP Retail Store and Real Estate Sales
On January 23, 2018, Sunoco LP completed the disposition of assets pursuant to the purchase agreement with 7-Eleven, Inc. (the “7-Eleven Transaction”). As a result of the 7-Eleven Transaction, previously eliminated wholesale motor fuel sales to Sunoco LP’s retail locations are reported as wholesale motor fuel sales to third parties. Also, the related accounts receivable from such sales are no longer eliminated from the Partnership’s consolidated balance sheets and are reported as accounts receivable.
In connection with the 7-Eleven Transaction, Sunoco LP entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018 (“Supply Agreement”), with 7-Eleven and SEI Fuel (collectively, “Distributor”). The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement under which Sunoco LP has agreed to supply approximately 2.0 billion gallons of fuel annually plus additional aggregate growth volumes of up to 500 million gallons to be added incrementally over the first four years. For the period from January 1, 2018 through January 22, 2018 and the years ended December 31, 2017 and 2016, Sunoco LP recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million, $3.2 billion and $2.6 billion, respectively, which were eliminated in consolidation. Sunoco LP received payments on trade receivables of $3.4 billion from 7-Eleven for the year ended December 31, 2018 subsequent to the closing of the sale.
On January 18, 2017, with the assistance of a third-party brokerage firm, Sunoco LP launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties are being sold through a sealed-bid. Of the 97 properties, 51 have been sold, one is under contract to be sold, and four continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which are operated by a commission agent.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of Sunoco LP’s retail divestment as discontinued operations.
The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the consolidated balance sheet:

	December 31, 2018	December 31, 2017
Carrying amount of assets classified as held for sale:
Cash and cash equivalents	$—	$21
Inventories	—	149
Other current assets	—	16
Property, plant and equipment, net	—	1,851
Goodwill	—	796
Intangible assets, net	—	477
Other non-current assets, net	—	3
Total assets classified as held for sale in the Consolidated Balance Sheet	$—	$3,313

Carrying amount of liabilities classified as held for sale:
Other current and non-current liabilities	$—	$75

The results of operations associated with discontinued operations are presented in the following table:

	Years Ended December 31,
	2018	2017	2016
REVENUES	$349	$6,964	$5,712

COSTS AND EXPENSES
Cost of products sold	305	5,806	4,649
Operating expenses	61	763	744
Depreciation, depletion and amortization	—	34	143
Selling, general and administrative	7	168	114
Impairment losses	—	285	447
Total costs and expenses	373	7,056	6,097
OPERATING LOSS	(24)	(92)	(385)
OTHER EXPENSE
Interest expense, net	2	36	28
Loss on extinguishment of debt	20	—	—
Other, net	61	1	8
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	(107)	(129)	(421)
Income tax expense	158	48	41
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$(265)	$(177)	$(462)
2017 Transactions
Rover Contribution Agreement
In October 2017, ETO completed the previously announced contribution transaction with a fund managed by Blackstone Energy Partners and Blackstone Capital Partners, pursuant to which ETO exchanged a 49.9% interest in the holding company that owns 65% of the Rover pipeline (“Rover Holdco”). As a result, Rover Holdco is now owned 50.1% by ETO and 49.9% by Blackstone. Upon closing, Blackstone contributed funds to reimburse ETO for its pro rata share of the Rover construction costs incurred by ETO through the closing date, along with the payment of additional amounts subject to certain adjustments.
ETO and Sunoco Logistics Merger
As discussed in Note 1, in April 2017, Energy Transfer Partners, L.P. and Sunoco Logistics completed the Sunoco Logistics Merger.
Permian Express Partners
In February 2017, the Partnership formed PEP, a strategic joint venture with ExxonMobil. The Partnership contributed its Permian Express 1, Permian Express 2, Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines, Hawkins gathering system, an idle pipeline in southern Oklahoma, and its Patoka, Illinois terminal. Assets contributed to PEP by ExxonMobil were reflected at fair value on the Partnership’s consolidated balance sheet at the date of the contribution, including $547 million of intangible assets and $435 million of property, plant and equipment.
In July 2017, ETO contributed an approximate 15% ownership interest in Dakota Access and ETCO to PEP, which resulted in an increase in ETO’s ownership interest in PEP to approximately 88%. ETO maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of the Partnership. ExxonMobil’s interest in PEP is reflected as noncontrolling interest in the consolidated balance sheets. ExxonMobil’s contribution resulted in an increase of $988 million in noncontrolling interest, which is reflected in “Capital contributions from noncontrolling interest” in the consolidated statement of equity.

Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETO indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by MPLX LP and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETO continues to consolidate Dakota Access and ETCO subsequent to this transaction.
2016 Transactions
PennTex Acquisition
On November 1, 2016, ETO acquired certain interests in PennTex from various parties for total consideration of approximately $627 million in ETO units and cash. Through this transaction, ETO acquired a controlling financial interest in PennTex, whose assets complement ETO’s existing midstream footprint in northern Louisiana. As discussed in Note 7, the Partnership purchased PennTex’s remaining outstanding common units in June 2017.
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
Vitol Acquisition
In November 2016, the Partnership completed an acquisition from Vitol, Inc. (“Vitol”) of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides the Partnership with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol’s crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50% interest in SunVit Pipeline LLC (“SunVit”), which increased the Partnership’s overall ownership of SunVit to 100%. The $769 million purchase price, net of cash received, consisted primarily of net working capital of $13 million largely attributable to inventory and receivables; property, plant and equipment of $286 million primarily related to pipeline and terminalling assets; intangible assets of $313 million attributable to customer relationships; and goodwill of $251 million.
Bakken Financing
In August 2016, the Partnership and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion credit facility provided substantially all of the remaining capital necessary to complete the projects. As of December 31, 2018, $2.50 billion was outstanding under this credit facility.
Bayou Bridge
In April 2016, Bayou Bridge Pipeline, LLC (“Bayou Bridge”), a joint venture among the Partnership and Phillips 66, began commercial operations on the 30-inch segment of the pipeline from Nederland, Texas to Lake Charles, Louisiana. The Partnership holds a 60% interest in the entity and is the operator of the system.
Sunoco LP Acquisitions
In August 2016, Sunoco LP acquired the fuels business from Emerge Energy Services LP for $171 million, including tax deductible goodwill of $53 million and intangible assets of $56 million. Additionally, during 2016, Sunoco LP made other acquisitions primarily consisting of convenience stores, totaling $114 million plus the value of inventory on hand at closing and increasing goodwill by $61 million.
In October 2016, Sunoco LP completed the acquisition of a convenience store, wholesale motor fuel distribution, and commercial fuels distribution business for approximately $55 million plus inventory on hand at closing, subject to closing adjustments.

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
Citrus
We own CrossCountry, which in turn owns a 50% interest in Citrus. The other 50% interest in Citrus is owned by a subsidiary of KMI. Citrus owns 100% of FGT, an approximately 5,344-mile natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula. Our investment in Citrus is reflected in our interstate transportation and storage segment.
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
MEP
We own a 50% interest in MEP, which owns approximately 500 miles of natural gas pipeline that extends from Southeast Oklahoma, across Northeast Texas, Northern Louisiana and Central Mississippi to an interconnect with the Transcontinental natural gas pipeline system in Butler, Alabama. Our investment in MEP is reflected in the interstate transportation and storage segment. The Partnership evaluated its investment in MEP for impairment as of September 30, 2016, based on FASB Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures. Based on commercial discussions with existing and potential shippers on MEP regarding the outlook for long-term transportation contract rates, the Partnership concluded that the fair value of its investment was other than temporarily impaired, resulting in a non-cash impairment of $308 million during the year ended December 31, 2016.
HPC
We previously owned a 49.99% interest in HPC, which owns RIGS, which delivers natural gas from northwest Louisiana to downstream pipelines and markets through a 450-mile intrastate pipeline system.  In April 2018, ETO acquired the remaining 50.01% interest in HPC.  Prior to April 2018, HPC was reflected as an unconsolidated affiliate in ETO’s financial statements; beginning in April 2018, RIGS is reflected as a wholly-owned subsidiary in ETO’s financial statements.

The carrying values of the Partnership’s advances to and investments in unconsolidated affiliates as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Citrus	$1,737	$1,754
FEP	107	121
MEP	225	242
HPC	—	28
Others	567	553
Total	$2,636	$2,698
The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Years Ended December 31,
	2018	2017	2016
Citrus	$141	$144	$102
FEP	55	53	51
MEP	31	38	40
HPC (1)	3	(168)	31
Other	114	77	46
Total equity in earnings of unconsolidated affiliates	$344	$144	$270

(1)
For the year ended December 31, 2017, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by HPC, which reduced the Partnership’s equity in earnings by $185 million.

Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, Citrus, FEP, MEP, and HPC (on a 100% basis) for all periods presented, except as noted below:

	December 31,
	2018 (1)	2017
Current assets	$212	$206
Property, plant and equipment, net	7,800	8,437
Other assets	39	43
Total assets	$8,051	$8,686

Current liabilities	$1,534	$861
Non-current liabilities	3,439	4,492
Equity	3,078	3,333
Total liabilities and equity	$8,051	$8,686

	Years Ended December 31,
	2018 (1)	2017	2016
Revenue	$1,249	$1,358	$1,164
Operating income	723	407	714
Net income	460	145	384

(1)
Selected balance sheet data as of December 31, 2018 does not include HPC and selected income data related to HPC for the year ended December 31, 2018 reflects HPC’s results for January 1, 2018 through March 31, 2018. HPC was fully consolidated beginning April 1, 2018 as discussed above.

In addition to the equity method investments described above we have other equity method investments which are not significant to our consolidated financial statements.

5.	DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2018	2017
ETO Debt
2.50% Senior Notes due June 15, 2018	$—	$650
6.70% Senior Notes due July 1, 2018	—	600
9.70% Senior Notes due March 15, 2019 (1)	400	400
9.00% Senior Notes due April 15, 2019 (1)	450	450
5.50% Senior Notes due February 15, 2020	250	250
5.75% Senior Notes due September 1, 2020	400	400
4.15% Senior Notes due October 1, 2020	1,050	1,050
4.40% Senior Notes due April 1, 2021	600	600
4.65% Senior Notes due June 1, 2021	800	800
5.20% Senior Notes due February 1, 2022	1,000	1,000
4.65% Senior Notes due February 15, 2022	300	300
5.875% Senior Notes due March 1, 2022	900	900
5.00% Senior Notes due October 1, 2022	700	700
3.45% Senior Notes due January 15, 2023	350	350
3.60% Senior Notes due February 1, 2023	800	800
4.20% Senior Notes due September 15, 2023	500	—
4.50% Senior Notes due November 1, 2023	600	600
4.90% Senior Notes due February 1, 2024	350	350
7.60% Senior Notes due February 1, 2024	277	277
4.25% Senior Notes due April 1, 2024	500	500
9.00% Debentures due November 1, 2024	65	65
4.05% Senior Notes due March 15, 2025	1,000	1,000
5.95% Senior Notes due December 1, 2025	400	400
4.75% Senior Notes due January 15, 2026	1,000	1,000
3.90% Senior Notes due July 15, 2026	550	550
4.20% Senior Notes due April 15, 2027	600	600
4.00% Senior Notes due October 1, 2027	750	750
4.95% Senior Notes due June 15, 2028	1,000	—
8.25% Senior Notes due November 15, 2029	267	267
4.90% Senior Notes due March 15, 2035	500	500
6.625% Senior Notes due October 15, 2036	400	400
5.80% Senior Notes due June 15, 2038	500	—
7.50% Senior Notes due July 1, 2038	550	550
6.85% Senior Notes due February 15, 2040	250	250
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	350

5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.30% Senior Notes due April 1, 2044	700	700
5.15% Senior Notes due March 15, 2045	1,000	1,000
5.35% Senior Notes due May 15, 2045	800	800
6.125% Senior Notes due December 15, 2045	1,000	1,000
5.30% Senior Notes due April 15, 2047	900	900
5.40% Senior Notes due October 1, 2047	1,500	1,500
6.00% Senior Notes due June 15, 2048	1,000	—
Floating Rate Junior Subordinated Notes due November 1, 2066	546	546
ETO $5.00 billion Revolving Credit Facility due December 2023	3,694	2,292
ETO $1.00 billion 364-Day Credit Facility due November 2019	—	50
Unamortized premiums, discounts and fair value adjustments, net	17	33
Deferred debt issuance costs	(178)	(170)
	32,288	29,210
Transwestern Debt
5.36% Senior Notes due December 9, 2020	175	175
5.89% Senior Notes due May 24, 2022	150	150
5.66% Senior Notes due December 9, 2024	175	175
6.16% Senior Notes due May 24, 2037	75	75
Deferred debt issuance costs	(1)	(1)
	574	574
Panhandle Debt
7.00% Senior Notes due June 15, 2018	—	400
8.125% Senior Notes due June 1, 2019	150	150
7.60% Senior Notes due February 1, 2024	82	82
7.00% Senior Notes due July 15, 2029	66	66
8.25% Senior Notes due November 15, 2029	33	33
Floating Rate Junior Subordinated Notes due November 1, 2066	54	54
Unamortized premiums, discounts and fair value adjustments, net	14	28
	399	813
Bakken Project Debt
Bakken $2.50 billion Credit Facility due August 2019	2,500	2,500
Deferred debt issuance costs	(3)	(8)
	2,497	2,492
Sunoco LP Debt
4.875% Senior Notes Due January 15, 2023	1,000	—
5.50% Senior Notes Due February 15, 2026	800	—
5.875% Senior Notes Due March 15, 2028	400	—
5.50% Senior Notes due August 1, 2020	—	600
6.375% Senior Notes due April 1, 2023	—	800
6.25% Senior Notes due April 15, 2021	—	800
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	700	—
Sunoco LP $1.50 billion Revolving Credit Facility due September 2019	—	765
Sunoco LP Term Loan due October 1, 2019	—	1,243
Lease-related obligations	107	113
Deferred debt issuance costs	(23)	(34)
	2,984	4,287
USAC Debt
6.875% Senior Notes due April 1, 2026	725	—
USAC $1.60 billion Revolving Credit Facility due April 2023	1,050	—
Deferred debt issuance costs	(16)	—
	1,759	—

Other	7	8
Total debt	40,508	37,384
Less: Current maturities of long-term debt	2,655	413
Long-term debt, less current maturities	$37,853	$36,971

(1)
As of December 31, 2018, these notes were classified as long-term as management had the intent and ability to refinance the borrowings on a long-term basis. The notes were refinanced in January 2019, as discussed below.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $190 million in unamortized net premiums, fair value adjustments and deferred debt issuance costs:

2019	$3,505
2020	1,881
2021	1,406
2022	5,505
2023	6,255
Thereafter	22,146
Total	$40,698
Long-term debt reflected on our consolidated balance sheets includes fair value adjustments related to interest rate swaps, which represent fair value adjustments that had been recorded in connection with fair value hedge accounting prior to the termination of the interest rate swap.
ETO Senior Notes
The ETO senior notes were registered under the Securities Act of 1933 (as amended). The Partnership may redeem some or all of the ETO senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the ETO senior notes. The balance is payable upon maturity. Interest on the ETO senior notes is paid semi-annually.
The ETO senior notes are unsecured obligations of the Partnership and as a result, the ETO senior notes effectively rank junior to any future indebtedness of ours or our subsidiaries that is both secured and unsubordinated to the extent of the value of the assets securing such indebtedness, and the ETO senior notes effectively rank junior to all indebtedness and other liabilities of our existing and future subsidiaries.
2019 Senior Notes Offering and Redemption
In January 2019, ETO issued the following senior notes:
•$750 million aggregate principal amount of 4.50% senior notes due 2024;
•$1.50 billion aggregate principal amount of 5.25% senior notes due 2029; and
•$1.75 billion aggregate principal amount of 6.25% senior notes due 2049.
The senior notes were registered under the Securities Act of 1933 (as amended).  The Partnership may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The principal on the senior notes is payable upon maturity and interest is paid semi-annually.
The senior notes rank equally in right of payment with ETO’s existing and future senior debt, and senior in right of payment to any future subordinated debt ETO may incur.  The notes of each series will initially be fully and unconditionally guaranteed by our subsidiary, Sunoco Logistics Partners Operations L.P., on a senior unsecured basis so long as it guarantees any of our other long-term debt. The guarantee for each series of notes ranks equally in right of payment with all of the existing and future senior debt of Sunoco Logistics Partners Operations L.P., including its senior notes.
The $3.96 billion net proceeds from the offering were used to make an intercompany loan to ET (which ET used to repay its term loan in full), for general partnership purposes and to redeem at maturity all of the following:
•ETO’s $400 million aggregate principal amount of 9.70% senior notes due March 15, 2019;
•ETO’s $450 million aggregate principal amount of 9.00% senior notes due April 15, 2019; and
•Panhandle’s $150 million aggregate principal amount of 8.125% senior notes due June 1, 2019.

2018 Senior Notes Offering and Redemption
In June 2018, ETO issued the following senior notes:
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
The senior notes rank equally in right of payment with ETO’s existing and future senior debt, and senior in right of payment to any future subordinated debt ETO may incur.  The notes of each series will initially be fully and unconditionally guaranteed by our subsidiary, Sunoco Logistics Partners Operations L.P., on a senior unsecured basis so long as it guarantees any of our other long-term debt. The guarantee for each series of notes ranks equally in right of payment with all of the existing and future senior debt of Sunoco Logistics Partners Operations L.P., including its senior notes.
The $2.96 billion net proceeds from the offering were used to repay borrowings outstanding under ETO’s revolving credit facility, for general partnership purposes and to redeem at maturity all of the following senior notes:
•ETO’s $650 million aggregate principal amount of 2.50% senior notes due June 15, 2018;
•Panhandle’s $400 million aggregate principal amount of 7.00% senior notes due June 15, 2018; and
•ETO’s $600 million aggregate principal amount of 6.70% senior notes due July 1, 2018.
The aggregate amount paid to redeem these notes was approximately $1.65 billion.
Transwestern Senior Notes
The Transwestern senior notes are redeemable at any time in whole or pro rata, subject to a premium or upon a change of control event or an event of default, as defined. The balance is payable upon maturity. Interest is paid semi-annually.
Panhandle Junior Subordinated Notes
The interest rate on the remaining portion of Panhandle’s junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 5.559% at December 31, 2018.
As part of ETO’s senior notes offering in June 2018 discussed above, Panhandle’s $400 million aggregate principal amount of 7.00% senior notes due June 15, 2018 were redeemed.
Sunoco LP Senior Notes Offering
On January 23, 2018, Sunoco LP completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028. Sunoco LP used the proceeds from the private offering, along with proceeds from its retail divestment to:

•
redeem in full its existing senior notes, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020 and $800 million in aggregate principal amount of 6.375% senior notes due 2023;

•	repay in full and terminate its term loan;

•	pay all closing costs in connection with its retail divestment;

•	redeem the outstanding Sunoco LP Series A Preferred Units; and

•	repurchase 17,286,859 Sunoco LP common units owned by ETO.
On December 3, 2018, Sunoco LP completed an exchange of the notes for registered notes with substantially identical terms.

USAC Senior Notes
In March 2018, USAC completed a private offering of $725 million aggregate principal amount of senior notes that mature on April 1, 2026. The notes accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the notes will be payable semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2018. On January 14, 2019, USAC completed an exchange of these notes for registered notes with substantially identical terms.
In February 2019, USAC announced the offering of $750 million aggregate principal amount of senior unsecured notes due 2027 in a private placement to eligible purchasers. USAC intends to use the net proceeds from this offering to repay a portion of its existing borrowings under the USAC credit facility and for general partnership purposes.
Credit Facilities, Term Loan and Commercial Paper
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) previously allowed for unsecured borrowings up to $4.00 billion and matured in December 2022. On October 19, 2018, the ETO Five-Year Credit Facility was amended to increase the borrowing capacity by $1.00 billion, to $5.00 billion, and to extend the maturity date to December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of December 31, 2018, the ETO Five-Year Credit Facility had $3.69 billion outstanding, of which $2.34 billion was commercial paper. The amount available for future borrowings was $1.24 billion after taking into account letters of credit of $63 million. The weighted average interest rate on the total amount outstanding as of December 31, 2018 was 3.57%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) previously allowed for unsecured borrowings up to $1.00 billion and matured on November 30, 2018. On October 19, 2018, the ETO 364-Day Facility was amended to extend the maturity date to November 29, 2019. As of December 31, 2018, the ETO 364-Day Facility had no outstanding borrowings.
Bakken Credit Facility
In August 2016, ETO and Phillips 66 completed project-level financing of the Bakken pipeline. The $2.50 billion credit facility matures in August 2019 (the “Bakken Credit Facility”). As of December 31, 2018, the Bakken Credit Facility had $2.50 billion of outstanding borrowings, all of which has been reflected in current maturities of long-term debt on the Partnership’s consolidated balance sheets. The weighted average interest rate on the total amount outstanding as of December 31, 2018 was 4.27%.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement (the “Sunoco LP Credit Facility”). In July 2018, Sunoco LP amended its revolving credit agreement, including extending the expiration to July 2023 (which may be extended in accordance with the terms of the credit agreement). Borrowings under the amended revolving credit agreement were used to pay off Sunoco LP’s existing revolving credit facility which was entered into in September 2014.
As of December 31, 2018, the Sunoco LP Credit Facility had $700 million outstanding borrowings and $8 million in standby letters of credit. The unused availability on the revolver at December 31, 2018 was $792 million. The weighted average interest rate on the total amount outstanding as of December 31, 2018 was 4.45%.
Sunoco LP Term Loan
Sunoco LP has a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. In January 2017, Sunoco LP entered into a limited waiver to its term loan, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the term loan.
The Sunoco LP term loan was repaid in full and terminated on January 23, 2018. See “Sunoco LP Senior Notes Offering” above.
USAC Credit Facility
USAC currently has a $1.60 billion revolving credit facility, which matures on April 2, 2023 and permits up to $400 million of future increases in borrowing capacity.
As of December 31, 2018, USAC had $1.05 billion of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of December 31, 2018, USAC had $550 million of availability under its credit facility. The weighted average interest rate on the total amount outstanding as of December 31, 2018 was 4.69%.
Covenants Related to Our Credit Agreements
Covenants Related to ETO
The agreements relating to the ETO senior notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.
The ETO Credit Facilities contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•
make Distributions (as defined in the ETO Credit Facilities) during certain Defaults (as defined in the ETO Credit Facilities) and during any Event of Default (as defined in the ETO Credit Facilities);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.
The ETO Credit Facilities applicable margin and rate used in connection with the interest rates and commitment fees, respectively, are based on the credit ratings assigned to our senior, unsecured, non-credit enhanced long-term debt. The applicable margin for eurodollar rate loans under the ETO Five-Year Facility ranges from 1.125% to 2.000% and the applicable margin for base rate loans ranges from 0.125% to 1.000%. The applicable rate for commitment fees under the ETO Five-Year Facility ranges from 0.125% to 0.300%.  The applicable margin for eurodollar rate loans under the ETO 364-Day Facility ranges from 1.125% to 1.750% and the applicable margin for base rate loans ranges from 0.250% to 0.750%. The applicable rate for commitment fees under the ETO 364-Day Facility ranges from 0.125% to 0.225%.
The ETO Credit Facilities contain various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The ETO Credit Facilities also limit us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during a Specified Acquisition Period. Our Leverage Ratio was 3.38 to 1 at December 31, 2018, as calculated in accordance with the credit agreements.
The agreements relating to the Transwestern senior notes contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and specify a maximum debt to capitalization ratio.
Failure to comply with the various restrictive and affirmative covenants of our revolving credit facilities could require us to pay debt balances prior to scheduled maturity and could negatively impact the Partnership’s or our subsidiaries’ ability to incur additional debt and/or our ability to pay distributions to Unitholders.
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
Covenants Related to Sunoco LP
The Sunoco LP Credit Facility contains various customary representations, warranties, covenants and events of default, including a change of control event of default, as defined therein. Sunoco LP’s Credit Facility requires Sunoco LP to maintain a Net Leverage Ratio of not more than 5.5 to 1. The maximum Net Leverage Ratio is subject to upwards adjustment of not more than 6.0 to 1 for a period not to exceed three fiscal quarters in the event Sunoco LP engages in certain specified acquisitions of not less than $50 million (as permitted under Sunoco LP’s Credit Facility agreement). The Sunoco LP Credit Facility also requires Sunoco LP to maintain an Interest Coverage Ratio (as defined in the Sunoco LP’s Credit Facility agreement) of not less than 2.25 to 1.
Covenants Related to USAC
The USAC Credit Facility contains covenants that limit (subject to certain exceptions) USAC’s ability to, among other things:

•	grant liens;

•	make certain loans or investments;

•	incur additional indebtedness or guarantee other indebtedness;

•	merge or consolidate;

•	sell our assets; or

•	make certain acquisitions.
The credit facility is also subject to the following financial covenants, including covenants requiring us to maintain:

•	a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter; and

•
a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (i) 5.75 to 1 through the end of the fiscal quarter ending March 31, 2019, (ii) 5.5 to 1 through the end of the fiscal quarter ending December 31, 2019 and (iii) 5.0 to 1 thereafter, in each case subject to a provision for increases to such thresholds by 0.50 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.

Compliance with our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2018.

6.	REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interest in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. Redeemable noncontrolling interests as of December 31, 2018 include (i) a balance of $477 million related to the USAC Preferred Units described below and (ii) a balance of $22 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
USAC Series A Preferred Units
On April 2, 2018, USAC issued 500,000 USAC Preferred Units at a price of $1,000 per USAC Preferred Unit, for total gross proceeds of $500 million in a private placement.
The USAC Preferred Units are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed. Certain portions of the USAC Preferred Units will be convertible into USAC common units at the election of the holders beginning in 2021. To the extent the holders of the USAC Preferred Units have not elected to convert their preferred units by the fifth anniversary of the issue date, USAC will have the option to redeem all or any portion of the USAC Preferred Units for cash. In addition, at any time on or after the tenth anniversary of the issue date, the holders of the USAC Preferred Units will have the right to require USAC to redeem all or any portion of the USAC Preferred Units, and the Partnership may elect to pay up to 50% of such redemption amount in USAC common units.

7.	EQUITY:
Limited Partner interests are represented by Common Units and other classes of units described below, as well as Series A Preferred Units, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement. No person is entitled to preemptive rights in respect of issuances of equity securities by us, except that ETP GP has the right, in connection with the issuance of any equity security by us, to purchase equity securities on the same terms as equity securities are issued to third parties sufficient to enable ETP GP and its affiliates to maintain the aggregate percentage equity interest in us as ETP GP and its affiliates owned immediately prior to such issuance.
Class E Units
There were previously 8.9 million Class E Units outstanding, all of which were owned by HHI. The Class E Units were entitled to aggregate cash distributions equal to 11.1% of the total amount of cash distributed to all Unitholders, including the Class E Unitholders, up to $1.41 per unit per year. As the Class E Units were owned by a wholly-owned subsidiary, the cash distributions on those units were eliminated in our consolidated financial statements. On December 31, 2018, the Class E units were converted to Class L units, as described below.
Class G Units
There were previously 90.7 million Class G Units outstanding, all of which were held by a wholly-owned subsidiary of the Partnership. The Class G Units were entitled to aggregate cash distributions equal to 35% of the total amount of cash generated by us and our subsidiaries, other than ETP Holdco, and available for distribution, up to a maximum of $3.75 per Class G Unit per year. Allocations of depreciation and amortization to the Class G Units for tax purposes were based on a predetermined percentage and are not contingent on whether ETO has net income or loss. These units were reflected as treasury units in the consolidated financial statements. On December 31, 2018, the Class G units were converted to Class L units, as described below.
Class H Units
Pursuant to an Exchange and Redemption Agreement previously entered into between ETO, ET and a subsidiary of ET, ETO redeemed and cancelled 50.2 million of its Common Units representing limited partner interests (the “Redeemed Units”) owned by a subsidiary of ET on October 31, 2013 in exchange for the issuance by ETO to a subsidiary of ET of a new class of limited partner interest in ETO (the “Class H Units”), which were generally entitled to (i) allocations of profits, losses and other items from ETO corresponding to 90.05% of the profits, losses, and other items allocated to ETO by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners and (ii) distributions from available cash at ETO for each quarter equal to 90.05% of the cash distributed to ETO by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters. The Class H units were cancelled in connection with the merger of ETO and Sunoco Logistics in April 2017.
Class I Units
In connection with the Bakken Pipeline Transaction discussed in Note 3, in April 2015, ETO issued 100 Class I Units. The Class I Units are generally entitled to: (i) pro rata allocations of gross income or gain until the aggregate amount of such items allocated to the holders of the Class I Units for the current taxable period and all previous taxable periods is equal to the cumulative amount of all distributions made to the holders of the Class I Units and (ii) after making cash distributions to Class H Units, any additional available cash deemed to be either operating surplus or capital surplus with respect to any quarter will be distributed to the Class I Units in an amount equal to the excess of the distribution amount set forth in our Partnership Agreement, as amended, (the “Partnership Agreement”) for such quarter over the cumulative amount of available cash previously distributed commencing with the quarter ended March 31, 2015 until the quarter ending December 31, 2016. The Class I Units were cancelled in connection with the Energy Transfer Merger in October 2018.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETO indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by MPLX LP and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETO continues to consolidate Dakota Access and ETCO subsequent to this transaction.
Class K Units
On December 29, 2016, the Partnership issued to certain of its indirect subsidiaries, in exchange for cash contributions and the exchange of outstanding common units representing limited partner interests in the Partnership, Class K Units, each of which is entitled to a quarterly cash distribution of $0.67275 per Class K Unit prior to ETO making distributions of available cash to any class of units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETO from ETP Holdco.  If the Partnership is unable to pay the Class K Unit quarterly distribution with respect to any quarter, the accrued and unpaid distributions will accumulate until paid and any accumulated balance will accrue 1.5% per annum until paid. As of December 31, 2018, a total of 101.5 million Class K Units were held by wholly-owned subsidiaries of ETO.
Class L Units
On December 31, 2018, ETO issued a new class of limited partner interests titled Class L Units to two wholly-owned subsidiaries of the Partnership when the Partnership’s outstanding Class E units and Class G units held by such subsidiaries were converted into Class L Units. As a result of the conversion, the Class E units and Class G units were cancelled.
The Class L Units generally do not have any voting rights. The Class L Units are entitled to aggregate cash distributions equal to 7.65% per annum of the total amount of cash generated by us and our subsidiaries, other than ETP Holdco, and available for distribution. Distributions shall be paid quarterly, in arrears, within 45 days after the end of each quarter. As the Class L Units are owned by a wholly-owned subsidiary, the cash distributions on those units are eliminated in our consolidated financial statements.

Sales of Common Units by legacy Sunoco Logistics
In September and October 2016, Sunoco Logistics issued a total of 24.2 million common units for net proceeds of $644 million in connection with a public offering and related option exercise. The proceeds from this offering were used to partially fund the acquisition from Vitol.
ETO Preferred Units
In November 2017, ETO issued 950,000 of its 6.250% Series A Preferred Units at a price of $1,000 per unit and 550,000 of its 6.625% Series B Preferred Units at a price of $1,000 per unit.  In April 2018, ETO issued 18 million of its 7.375% Series C Preferred Units at a price of $25 per unit. In July 2018, ETO issued 17.8 million of its 7.625% Series D Preferred Units at a price of $25 per unit. Subsequent to the Energy Transfer Merger, all of ETO’s Series A, Series B, Series C and Series D Preferred Units remain outstanding.
ETO Series A Preferred Units
Distributions on the Series A Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2023, at a rate of 6.250% per annum of the stated liquidation preference of $1,000. On and after February 15, 2023, distributions on the Series A Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.028% per annum. The Series A Preferred Units are redeemable at ETO’s option on or after February 15, 2023 at a redemption price of $1,000 per Series A Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series B Preferred Units
Distributions on the Series B Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2028, at a rate of 6.625% per annum of the stated liquidation preference of $1,000. On and after February 15, 2028, distributions on the Series B Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.155% per annum. The Series B Preferred Units are redeemable at ETO’s option on or after February 15, 2028 at a redemption price of $1,000 per Series B Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series C Preferred Units
Distributions on the Series C Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, May 15, 2023, at a rate of 7.375% per annum of the stated liquidation preference of $25. On and after May 15, 2023, distributions on the Series C Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.530% per annum. The Series C Preferred Units are redeemable at ETO’s option on or after May 15, 2023 at a redemption price of $25 per Series C Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series D Preferred Units
Distributions on the Series D Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, August 15, 2023, at a rate of 7.625% per annum of the stated liquidation preference of $25. On and after August 15, 2023, distributions on the Series D Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.738% per annum. The Series D Preferred Units are redeemable at ETO’s option on or after August 15, 2023 at a redemption price of $25 per Series D Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, ETO purchased all of the outstanding PennTex common units not previously owned by ETO for $20.00 per common unit in cash. ETO now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.

Subsidiary Equity Transactions
Sunoco LP’s Common Unit Repurchase
In February 2018, after the record date for Sunoco LP’s fourth quarter 2017 cash distributions, Sunoco LP repurchased 17,286,859 Sunoco LP common units owned by ETO for aggregate cash consideration of approximately $540 million. ETO used the proceeds from the sale of the Sunoco LP common units to repay amounts outstanding under its revolving credit facility.
Sunoco LP’s Equity Distribution Program
In October 2016, Sunoco LP entered into an equity distribution agreement pursuant to which Sunoco LP may sell from time to time common units having aggregate offering prices of up to $400 million.
For the year ended December 31, 2018, Sunoco LP issued no additional units under its ATM program. For the years ended December 31, 2017 and 2016, Sunoco LP issued an additional 1.3 million and 2.8 million units with total net proceeds of $33 million and $71 million, net of commissions of $0.3 million and $1 million, respectively. As of December 31, 2018, $295 million of Sunoco LP common units remained available to be issued under the currently effective equity distribution agreement.
Sunoco LP’s Unit Issuances
On March 31, 2016, Sunoco LP sold 2.3 million of Sunoco LP’s common units in a private placement to ET.
In January 2016, Sunoco LP issued 16.4 million Class C units representing limited partner interest consisting of (i) 5.2 million Class C Units issued by Sunoco LP to Aloha as consideration for the contribution by Aloha to an indirect wholly-owned subsidiary, and (ii) 11.2 million Class C Units that were issued by Sunoco LP to its indirect wholly-owned subsidiaries in exchange for all of the outstanding Class A Units held by such subsidiaries.
Sunoco LP’s Series A Preferred Units
On March 30, 2017, the Partnership purchased 12.0 million Sunoco LP Series A Preferred Units representing limited partner interests in Sunoco LP in a private placement transaction for an aggregate purchase price of $300 million. The distribution rate of the Sunoco LP Series A Preferred Units is 10.00%, per annum, of the $25.00 liquidation preference per unit until March 30, 2022, at which point the distribution rate will become a floating rate of 8.00% plus three-month LIBOR of the liquidation preference.
In January 2018, Sunoco LP redeemed all outstanding Sunoco LP Series A Preferred Units held by ET for an aggregate redemption amount of approximately $313 million. The redemption amount included the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.
USAC’s Distribution Reinvestment Program
During the nine months ended December 31, 2018, distributions of $1 million were reinvested under the USAC distribution reinvestment program resulting in the issuance of approximately 39,280 USAC common units.
USAC’s Warrant Private Placement
On April 2, 2018, USAC issued two tranches of warrants to purchase USAC common units (the “USAC Warrants”), which included USAC Warrants to purchase 5,000,000 common units with a strike price of $17.03 per unit and USAC Warrants to purchase 10,000,000 common units with a strike price of $19.59 per unit. The USAC Warrants may be exercised by the holders thereof at any time beginning on the one year anniversary of the closing date and before the tenth anniversary of the closing date. Upon exercise of the USAC Warrants, USAC may, at its option, elect to settle the USAC Warrants in common units on a net basis.
USAC’s Class B Units
The USAC Class B Units, all of which are owned by ETO, are a new class of partnership interests of USAC that have substantially all of the rights and obligations of a USAC common unit, except the USAC Class B Units will not participate in distributions for the first four quarters following the closing date of the USAC Transaction on April 2, 2018. Each USAC Class B Unit will automatically convert into one USAC common unit on the first business day following the record date attributable to the quarter ending June 30, 2019.

Cash Distributions
ETO Preferred Unit Distributions
Distributions on the Partnership’s Series A, Series B, Series C and Series D preferred units declared and/or paid by the Partnership during the periods presented were as follows:

Period Ended	Record Date	Payment Date	Series A (1)		Series B (1)		Series C		Series D
December 31, 2017	February 1, 2018	February 15, 2018	$15.4510	*	$16.3780	*	$—		$—
June 30, 2018	August 1, 2018	August 15, 2018	31.2500		33.1250		0.5634	*	—
September 30, 2018	November 1, 2018	November 15, 2018	—		—		0.4609		0.5931	*
December 31, 2018	February 1, 2019	February 15, 2019	31.2500		33.1250		0.4609		0.4766
*    Represent prorated initial distributions.
(1)    Series A and Series B preferred unit distributions are paid on a bi-annual basis.
Sunoco LP Cash Distributions
The following table illustrates the percentage allocations of available cash from operating surplus between Sunoco LP’s common unitholders and the holder of its IDRs based on the specified target distribution levels, after the payment of distributions to Class C unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of the IDR holder and the common unitholders in any available cash from operating surplus which Sunoco LP distributes up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for common unitholders and IDR holder for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%
Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 5, 2016	February 16, 2016	$0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173
June 30, 2016	August 5, 2016	August 15, 2016	0.8255
September 30, 2016	November 7, 2016	November 15, 2016	0.8255
December 31, 2016	February 13, 2017	February 21, 2017	0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255
June 30, 2017	August 7, 2017	August 15, 2017	0.8255
September 30, 2017	November 7, 2017	November 14, 2017	0.8255
December 31, 2017	February 6, 2018	February 14, 2018	0.8255
March 31, 2018	May 7, 2018	May 15, 2018	0.8255
June 30, 2018	August 7, 2018	August 15, 2018	0.8255
September 30, 2018	November 6, 2018	November 14, 2018	0.8255
December 31, 2018	February 6, 2019	February 14, 2019	0.8255

USAC Cash Distributions
Subsequent to the Energy Transfer Merger and USAC Transactions described in Note 1 and Note 3, respectively, ETO owns approximately 39.7 million USAC common units and 6.4 million USAC Class B units. As of December 31, 2018, USAC had approximately 96.4 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding incentive distribution rights.
Distributions on USAC’s units declared and/or paid by USAC subsequent to the USAC transaction on April 2, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2018	May 1, 2018	May 11, 2018	$0.5250
June 30, 2018	July 30, 2018	August 10, 2018	0.5250
September 30, 2018	October 29, 2018	November 09, 2018	0.5250
December 31, 2018	January 28, 2019	February 8, 2019	0.5250
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2018	2017
Available-for-sale securities (1)	$2	$8
Foreign currency translation adjustment	(5)	(5)
Actuarial loss related to pensions and other postretirement benefits	(48)	(5)
Investments in unconsolidated affiliates, net	9	5
Total AOCI, net of tax	$(42)	$3

(1)
Effective January 1, 2018, the Partnership adopted Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which resulted in the reclassification of $2 million from accumulated other comprehensive income related to available-for-sale equity securities to common unitholders.

The table below sets forth the tax amounts included in the respective components of other comprehensive income:

	December 31,
	2018	2017
Available-for-sale securities	$(1)	$(2)
Foreign currency translation adjustment	2	3
Actuarial loss relating to pension and other postretirement benefits	12	3
Total	$13	$4

8.	NON-CASH COMPENSATION PLANS:
ETO Long-Term Incentive Plan
We have previously issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase ETO Common Units, restricted units, phantom units, distribution equivalent rights (“DERs”), Common Unit appreciation rights, and other unit-based awards.
The Partnership does not currently have any equity compensation plans. In connection with the Energy Transfer Merger in October 2018, all of the Partnership’s equity compensation plans, as well as the Partnership’s obligations under those plans, were assumed by ET.
During the years ended December 31, 2017 and 2016, the weighted average grant-date fair value per unit award granted was $17.69 and $23.82, respectively, and the total fair value of awards vested was $40 million and $40 million, respectively, based on the market price of the Partnership’s common units as of the vesting date. Subsequent to the Energy Transfer Merger, no awards are outstanding.
Subsidiary Long-Term Incentive Plans
Each of Sunoco LP and USAC has granted restricted or phantom unit awards (collectively, the “Subsidiary Unit Awards”) to employees and directors that entitle the grantees to receive common units of the respective subsidiary. In some cases, at the discretion of the respective subsidiary’s compensation committee, the grantee may instead receive an amount of cash equivalent to the value of common units upon vesting. Substantially all of the Subsidiary Unit Awards are time-vested grants, which generally vest over a three or five-year period, that entitles the grantees of the unit awards to receive an amount of cash equal to the per unit cash distributions made by the respective subsidiaries during the period the restricted unit is outstanding.
The following table summarizes the activity of the Subsidiary Unit Awards:

	Sunoco LP		USAC
	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards, beginning of period (1)	1.7	$31.89	1.0	$14.24
Awards granted	1.1	27.67	1.1	15.47
Awards vested	(0.4)	32.92	(0.6)	14.79
Awards forfeited	(0.3)	31.26	(0.1)	17.85
Unvested awards as of December 31, 2018	2.1	29.15	1.4	14.98

(1)	Amounts reflect Sunoco LP as of January 1, 2018 and USAC as of April 2, 2018 (the date that ET obtained control of USAC).
The following table summarizes the weighted average grant-date fair value per unit award granted:

	Years Ended December 31,
	2018	2017	2016
Sunoco LP	$27.67	$28.31	$26.95
USAC	15.47	N/A	N/A
The total fair value of Subsidiary Unit Awards vested for the years ended December 31, 2018, 2017 and 2016 was $22 million, $9 million and $0.1 million, respectively, based on the market price of Sunoco LP and USAC common units as of the vesting date for the years ended December 31, 2018 and Sunoco LP for the years ended December 31, 2017 and 2016. As of December 31, 2018, estimated compensation cost related to Subsidiary Unit Awards not yet recognized was $45 million, and the weighted average period over which this cost is expected to be recognized in expense is 3.3 years.

9.	INCOME TAXES:
As a partnership, we are not subject to United States federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
Current expense (benefit):
Federal	$(7)	$53	$(47)
State	20	(16)	(34)
Total	13	37	(81)
Deferred expense (benefit):
Federal	183	(2,025)	(185)
State	(191)	184	11
Total	(8)	(1,841)	(174)
Total income tax expense (benefit)	$5	$(1,804)	$(255)
Historically, our effective rate has differed from the statutory rate primarily due to Partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. A reconciliation of income tax expense at the United States statutory rate to the Partnership’s income tax benefit for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years Ended December 31,
	2018	2017	2016
Income tax expense at United States statutory rate	$849	$402	$230
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(718)	(626)	(728)
Federal rate change	—	(1,784)	—
Goodwill impairments	—	208	278
State income taxes (net of federal income tax effects)	(125)	123	(10)
Dividend received deduction	(5)	(14)	(15)
Change in tax status of subsidiary	—	(124)	—
Other	4	11	(10)
Income tax expense (benefit)	$5	$(1,804)	$(255)

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2018	2017
Deferred income tax assets:
Net operating losses, alternative minimum tax credit and other carryforwards	$768	$683
Pension and other postretirement benefits	34	21
Long-term debt	13	14
Other	181	190
Total deferred income tax assets	996	908
Valuation allowance	(96)	(189)
Net deferred income tax assets	$900	$719

Deferred income tax liabilities:
Property, plant and equipment	$(742)	$(998)
Investment in unconsolidated affiliates	(2,869)	(2,726)
Trademarks	(63)	(169)
Other	(110)	(98)
Total deferred income tax liabilities	(3,784)	(3,991)
Net deferred income taxes	$(2,884)	$(3,272)
As of December 31, 2018, ETP Holdco had a federal net operating loss carryforward of $2.60 billion, of which $1.80 billion will expire in 2031 through 2037 while the remaining can be carried forward indefinitely. As of December 31, 2017, Sunoco Property Company LLC, a corporate subsidiary of Sunoco LP, had a federal net operating loss carryforward of $364 million. The entire net operating loss carryforward will be fully utilized to offset the taxable gain associated with the retail divestment in 2018.
Our corporate subsidiaries have $31 million of federal alternative minimum tax credits at December 31, 2018, of which $16 million is expected to be reclassified to current income tax receivable in 2019 pursuant to the Tax Cuts and Jobs Act. Our corporate subsidiaries have state net operating loss carryforward benefits of $168 million, net of federal tax, which expire between 2019 and 2037. A valuation allowance of $98 million is applicable to the state net operating loss carryforward benefits primarily attributable to significant restrictions on their use in the Commonwealth of Pennsylvania.
The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of year	$609	$615	$610
Additions attributable to tax positions taken in the current year	8	—	8
Additions attributable to tax positions taken in prior years	7	28	18
Reduction attributable to tax positions taken in prior years	—	(25)	(20)
Lapse of statute	—	(9)	(1)
Balance at end of year	$624	$609	$615
As of December 31, 2018, we have $620 million ($588 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2018, we recognized interest and penalties of less than $6 million. At December 31, 2018, we have interest and penalties accrued of $15 million, net of tax.

Sunoco, Inc. historically included certain government incentive payments as taxable income on its federal and state income tax returns. In connection with Sunoco, Inc.’s 2004 through 2011 years, Sunoco, Inc. filed amended returns with the IRS excluding these government incentive payments from federal taxable income. The IRS denied the amended returns, and Sunoco, Inc. petitioned the Court of Federal Claims (“CFC”) in June 2015 on this issue for the 2004 through 2009 years. Sunoco, Inc.’s 2010 and 2011 years are extended for this issue with the IRS. In November 2016, the CFC ruled against Sunoco, Inc., and the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) affirmed the CFC’s ruling on November 1, 2018. Sunoco, Inc. subsequently filed a petition for rehearing with the Federal Circuit, and this was denied on January 24, 2019. Sunoco, Inc. is considering further review of the Federal Circuit’s affirmation of the CFC’s ruling. If Sunoco, Inc. is ultimately fully successful in this litigation, it will receive tax refunds of approximately $530 million. However, due to the uncertainty surrounding the litigation, a reserve of $530 million was established for the full amount of the litigation. Due to the timing of the litigation and the related reserve, the receivable and the reserve for this issue have been netted in the balance sheets as of December 31, 2018 and 2017.
In November 2015, the Pennsylvania Commonwealth Court determined in Nextel Communications v. Commonwealth (“Nextel”) that the Pennsylvania limitation on NOL carryforward deductions violated the uniformity clause of the Pennsylvania Constitution and struck the NOL limitation in its entirety.  In October 2017, the Pennsylvania Supreme Court affirmed the decision with respect to the uniformity clause violation; however, the Court reversed with respect to the remedy and instead severed the flat-dollar limitation, leaving the percentage-based limitation intact.  Nextel subsequently filed a petition for writ of certiorari with the United States Supreme Court, and this was denied on June 11, 2018.  Now certain Pennsylvania taxpayers are proceeding with litigation in Pennsylvania state courts on issues not addressed by the Pennsylvania Supreme Court in Nextel, specifically, whether the Due Process and Equal Protection Clauses of the United States Constitution and the Remedies Clause of the Pennsylvania Constitution require a court to grant the taxpayer relief. Sunoco, Inc. has recognized approximately $67 million ($53 million after federal income tax benefits) in tax benefit based on previously filed tax returns and certain previously filed protective claims as relates to its cases currently held pending the Nextel matter.  However, based upon the Pennsylvania Supreme Court’s October 2017 decision, and because of uncertainty in the breadth of the application of the decision, we have reserved $34 million ($27 million after federal income tax benefits) against the receivable.
In general, ETO and its subsidiaries are no longer subject to examination by the IRS, and most state jurisdictions, for the 2013 and prior tax years. However, Sunoco, Inc. and its subsidiaries remain subject to examination by the IRS for tax years beginning in 2007.
Sunoco, Inc. has been examined by the IRS for tax years through October 4, 2012. However, statutes remain open for tax years 2007 and forward due to carryback of net operating losses and/or claims regarding government incentive payments discussed above. All other issues are resolved. Though we believe the tax years are closed by statute, tax years 2004 through 2006 are impacted by the carryback of net operating losses and under certain circumstances may be impacted by adjustments for government incentive payments.
ETO and its subsidiaries also have various state and local income tax returns in the process of examination or administrative appeal in various jurisdictions. We believe the appropriate accruals or unrecognized tax benefits have been recorded for any potential assessment with respect to these examinations.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for taxable years beginning after December 31, 2017. As a result, the Partnership recognized a deferred tax benefit of $1.78 billion in December 2017. For the year ended December 31, 2018, the Partnership recorded an income tax expense due to pre-tax income at its corporate subsidiaries, partially offset by a state statutory rate reduction.

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
FERC Proceedings
In March 2016, the FERC commenced an audit of Trunkline for the period from January 1, 2013 to present to evaluate Trunkline’s compliance with the requirements of its FERC gas tariff, the accounting regulations of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements. The FERC issued an audit report in October 2018.  In response to the findings in the audit report, the Company expects to make certain changes to its processes, policies and procedures; however, the Company does not expect the findings to result in any changes to its financial statements.
By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  Panhandle must file a cost and revenue study on or before April 1, 2019.  An initial decision is expected to be issued in the first quarter of 2020. In addition, on November 30, 2018, Sea Robin filed a rate case pursuant to Section 4 of the

Natural Gas Act.  A hearing date is scheduled for October 23, 2019 and an initial decision is expected to be issued in the first quarter of 2020.
By order issued February 19, 2019, the FERC initiated a review of Southwest Gas Storage Company’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas Storage Company are just and reasonable and set the matter for hearing.  Southwest Gas Storage Company must file a cost and revenue study on or before May 6, 2019.  The FERC is directing that an initial decision be issued within 47 weeks of the date the cost and revenue study is due.
Commitments
In the normal course of business, ETO purchases, processes and sells natural gas pursuant to long-term contracts and enters into long-term transportation and storage agreements. Such contracts contain terms that are customary in the industry. ETO believes that the terms of these agreements are commercially reasonable and will not have a material adverse effect on its financial position or results of operations.
Our joint venture agreements require that we funds our proportionate share of capital contributions to its unconsolidated affiliates. Such contributions will depend upon our unconsolidated affiliates’ capital requirements, such as for funding capital projects or repayment of long-term obligations.
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments with typical initial terms of 5 to 15 years, with some having a term of 40 years or more. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Years Ended December 31,
	2018	2017	2016
Rental expense (1)	$139	$171	$161
Sublease rental income (2)	40	25	26
Net	$99	$146	$135

(1)	Includes contingent rentals totaling $4 million, $16 million and $18 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Sublease rental income is included in other revenues in the accompanying statements of operations.
Future minimum lease commitments for such leases are:

Years Ending December 31:
2019	$104
2020	95
2021	74
2022	58
2023	50
Thereafter	220
Future minimum lease commitments	601
Less: Sublease rental income	(111)
Net future minimum lease commitments	$490
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
In February 2017, in response to a Presidential memorandum, the Department of the Army delivered an easement to Dakota Access allowing the pipeline to cross Lake Oahe. The CRST moved for a preliminary injunction and temporary restraining order (“TRO”) to block operation of the pipeline, which motion was denied.
In June, 2017, the SRST and the CRST amended their complaints to incorporate religious freedom and other claims. In addition, the Oglala and Yankton Sioux tribes (collectively, “Tribes”) have filed related lawsuits to prevent construction of the Dakota Access pipeline project. These lawsuits have been consolidated into the action initiated by the SRST. Several individual members of the Tribes have also intervened in the lawsuit asserting claims that overlap with those brought by the four Tribes.
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
On December 4, 2017, the Court imposed three conditions on continued operation of the pipeline during the remand process. First, Dakota Access must retain an independent third-party to review its compliance with the conditions and regulations governing its easements and to assess integrity threats to the pipeline. The assessment report was filed with the Court. Second, the Court has directed Dakota Access to continue its work with the Tribes and the USACE to revise and finalize its emergency spill response planning for the section of the pipeline crossing Lake Oahe. Dakota Access filed the revised plan with the Court. And third, the Court has directed Dakota Access to submit bi-monthly reports during the remand period disclosing certain inspection and maintenance information related to the segment of the pipeline running between the valves on either side of the Lake Oahe crossing. The first and second reports were filed with the court on December 29, 2017 and February 28, 2018, respectively.
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
On May 3, 2018, the District Court ordered the USACE to file a status report by June 8, 2018 informing the Court when the USACE expects the remand process to be complete. On June 8, 2018, the USACE filed a status report stating that they will conclude the remand process by August 10, 2018. On August 7, 2018, the USACE informed the Court that they will need until August 31, 2018 to finish the remand process. On August 31, 2018, the USACE informed the Court that it had completed the remand process and that it had determined that the three issues remanded by the Court had been correctly decided. On October 1, 2018, the USACE produced a detailed remand analysis document supporting that determination. The plaintiff Tribes and certain of the individuals have sought leave of the Court to amend their complaints to challenge the remand process and the USACE’s decision on remand.  The Court is currently considering proposed schedules for a final round of summary judgment briefing, and ETO expects that the Court will issue a final determination once that briefing is concluded.
On January 3, 2019, the Court granted the Tribes’ requests to supplement their respective complaints challenging the remand process, subject to defendants’ right to argue later that such supplementation may be overbroad and not permitted by law. On January 10, 2019, the Court denied the Oglala Sioux Tribe’s motion to amend its complaint to expand one of its pre-remand claims.
On January 17, 2019, the DOJ, on behalf of the USACE, moved to stay the litigation in light of the lapse in appropriations for the DOJ. The Tribes’ and individual plaintiffs have opposed that request. The motion is currently pending before the Court.
While Energy Transfer believes that the pending lawsuits are unlikely to halt or suspend operation of the pipeline, we cannot assure this outcome. Energy Transfer cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
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
MTBE Litigation
Sunoco, Inc. and Sunoco, Inc. (R&M) (now known as Sunoco (R&M), LLC) (collectively, “Sunoco”) are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability, nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices claims. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of December 31, 2018, Sunoco is a defendant in six cases, including one case each initiated by the States of Maryland, Vermont and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants Energy Transfer Partners, L.P., ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals, L.P.
In late July 2018, the Court in the Vermont matter denied the State of Vermont’s motion to amend its complaint to add specific allegations regarding some of the sites the court previously dismissed. The State of Vermont and the defendants reached a settlement in principle to resolve the remaining statewide Vermont Case in September 2018. The parties are in the process of finalizing settlement documents.
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
Regency Merger Litigation
Purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency-ETP merger (the “Regency Merger”). All but one Regency Merger-related lawsuits have been dismissed. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint in the Court of Chancery of the State of Delaware (the “Regency Merger Litigation”), on behalf of Regency’s common unitholders against Regency GP, LP; Regency GP LLC; ET, ETO, ETP GP, and the members of Regency’s board of directors (“Defendants”).

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
Energy Transfer Merger Litigation
On September 17, 2018, William D. Warner (“Plaintiff”), a purported Energy Transfer Partners, L.P. unitholder, filed a putative class action asserting violations of various provisions of the Securities Exchange Act of 1934 and various rules promulgated thereunder in connection with the Energy Transfer Merger against Energy Transfer Partners, L.P., Kelcy L. Warren, Michael K. Grimm, Marshall S. McCrea, Matthew S. Ramsey, David K. Skidmore, and W. Brett Smith (“Defendants”). Plaintiff specifically alleged that the proxy statement related to the Energy Transfer Merger omitted and/or misrepresented material information. On December 17, 2018, Plaintiff voluntarily dismissed his lawsuit.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETO against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETO against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETO.  The jury also found that ETO owed Enterprise $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETO and awarded ETO $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETO shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETO’s motion for rehearing to the Court of Appeals was denied. On June 8, 2018, the Texas Supreme Court ordered briefing on the merits. ETO’s petition for review remains under consideration by the Texas Supreme Court.
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
Ohio EPA alleges that the Defendants illegally discharged millions of gallons of drilling fluids into Ohio’s waters that caused pollution and degraded water quality, and that the Defendants harmed pristine wetlands in Stark County. Ohio EPA further alleges that the Defendants caused the degradation of Ohio’s waters by discharging pollution in the form of sediment-laden storm water into Ohio’s waters and that Rover violated its hydrostatic permits by discharging effluent with greater levels of pollutants than those permits allowed and by not properly sampling or monitoring effluent for required parameters or reporting those alleged violations. Rover and other Defendants filed several motions to dismiss and Ohio EPA filed a motion in opposition. The State’s opposition to those motions was filed on October 12, 2018. Rover and other Defendants filed their replies on November 2, 2018. The court has not yet ruled on the motion. The State requested oral argument on the motion, but no argument has been scheduled to date.
In January 2018, Ohio EPA sent a letter to the FERC to express concern regarding drilling fluids lost down a hole during horizontal directional drilling (“HDD”) operations as part of the Rover Pipeline construction. Rover sent a January 24 response to the FERC and stated, among other things, that as Ohio EPA conceded, Rover was conducting its drilling operations in accordance with specified procedures that had been approved by the FERC and reviewed by the Ohio EPA. In addition, although the HDD operations were crossing the same resource as that which led to an inadvertent release of drilling fluids in April 2017, the drill in 2018 had been redesigned since the original crossing. Ohio EPA expressed concern that the drilling fluids could deprive organisms in the wetland of oxygen. Rover, however, has now fully remediated the site, a fact with which Ohio EPA concurs. Construction of Rover is now complete and the pipeline is fully operational.
Bayou Bridge
On January 11, 2018, environmental groups and a trade association filed suit against the USACE in the United States District Court for the Middle District of Louisiana. Plaintiffs allege that the USACE’s issuance of permits authorizing the construction of the Bayou Bridge Pipeline through the Atchafalaya Basin (“Basin”) violated the National Environmental Policy Act, the Clean Water Act, and the Rivers and Harbors Act. They asked the district court to vacate these permits and to enjoin construction of the project through the Basin until the USACE corrects alleged deficiencies in its decision-making process. ETO, through its subsidiary Bayou Bridge Pipeline, LLC (“Bayou Bridge”), intervened on January 26, 2018. On March 27, 2018, Bayou Bridge filed an answer to the complaint.
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
On August 14, 2018, Plaintiffs sought leave of court to amend their complaint to add an “as applied” challenge to the USACE’s application of the Louisiana Rapid Assessment Method to Bayou Bridge’s permits. Defendants’ filed motions in opposition on September 18, 2018.
On September 11, 2018, Plaintiffs filed a motion for partial summary judgment on the issue of the USACE’s analysis of the risks of an oil spill once the pipeline is in operation. On November 6, 2018 the court struck plaintiffs’ motion as premature.
At an October 2, 2018 scheduling conference, the USACE agreed to lodge the administrative record for Plaintiffs’ original complaint, which it has done. Challenges to the completeness of the record have been briefed and are currently pending before the Court. At the October 18 conference, the Court also scheduled summary judgment briefing on Plaintiffs’ original complaint; briefing is scheduled to conclude by Spring of 2019.
On December 28, 2018, Judge Dick issued a General Order for the Middle District of Louisiana holding in abeyance all civil matters where the United States is a party. Notwithstanding the General Order, on January 11, 2019, Plaintiffs filed a Motion for Summary Judgment on their National Environmental Policy Act and Clean Waters Act claims.
On January 11, 2019, Plaintiffs filed a Motion for Summary Judgment on its National Environmental Policy Act and Coastal Water Authority claims. On January 23, 2019, Plaintiffs filed a Second Motion for Preliminary Injunction based on the alleged permit violations in the January 7, 2019 letter, which the Court later denied. On February 11, 2019, the Court denied Plaintiffs’ August 14, 2018 motion for leave to amend their complaint.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of December 31, 2018 and 2017, accruals of approximately $53 million and $53 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.

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
On April 25, 2018, and as amended on April 30, 2018, State Senator Andrew Dinniman filed a Formal Complaint and Petition for Interim Emergency Relief (“Complaint”) against SPLP before the Pennsylvania Public Utility Commission (“PUC”). Specifically, the Complaint alleges that (i) the services and facilities provided by the Mariner East Pipeline (“ME1,” “ME2” or “ME2x”) in West Whiteland Township (“the Township”) are unreasonable, unsafe, inadequate, and insufficient for, among other reasons, selecting an improper and unsafe route through densely populated portions of the Township with homes, schools, and infrastructure and causing inadvertent returns and sinkholes during construction because of unstable geology in the Township; (ii) SPLP failed to warn the public of the dangers of the pipeline; (iii) the construction of ME2 and ME2x increases the risk of damage to the existing co-located ME1 pipeline; and (iv) ME1, ME2 and ME2x are not public utility facilities. Based on these allegations, Senator Dinniman’s Complaint seeks emergency relief by way of an order (i) prohibiting construction of ME2 and ME2x in the Township; (ii) prohibiting operation of ME1; (iii) in the alternative to (i) and (ii) prohibiting the construction of ME2 and ME2x and the operation of ME1 until SPLP fully assesses and the PUC approves the condition, adequacy, efficiency, safety, and reasonableness of those pipelines and the geology in which they sit; (iv) requiring SPLP to release to the public its written integrity management plan and risk analysis for these pipelines; and (v) finding that these pipelines are not public utility facilities. In short, the relief, if granted, would continue the suspension of operation of ME1 and suspend further construction of ME2 and ME2x in the Township.
Following a hearing on May 7, 2018 and 10, 2018, Administrative Law Judge Elizabeth H. Barnes (“ALJ”) issued an Order on May 24, 2018 that granted Senator Dinniman’s petition for interim emergency relief and required SPLP to shut down ME1, to discontinue construction of ME2 and ME2x within the Township, and required SPLP to provide various types of information and perform various geotechnical and geophysical studies within the Township. The ALJ’s Order was immediately effective, and SPLP complied by shutting down service on ME1 and discontinuing all construction in the Township on ME2 and ME2x. The ALJ’s Order was automatically certified as a material question to the PUC, which issued an Opinion and Order on June 15, 2018 (following a public meeting on June 14, 2018) that reversed in part and affirmed in part the ALJ’s Order. PUC’s Opinion and Order permitted SPLP to resume service on ME1, but continued the shutdown of construction on ME2 and ME2x pending the submission of the following three types of information to PUC: (i) inspection and testing protocols; (ii) comprehensive emergency response plan; and (iii) safety training curriculum for employees and contractors. SPLP submitted the required information on June 22, 2018. On July 2, 2018, Senator Dinniman and intervenors responded to the submission. SPLP is also required to provide an affidavit that the Pennsylvania Department of Environmental Protection (“PADEP”) has issued appropriate approvals for construction of ME2 and ME2x in the Township before recommencing construction of ME2 and ME2x locations within the Township. SPLP submitted all necessary affidavits. On August 2, 2018 the PUC entered an Order lifting the stay of construction on ME2 and ME2x in the Township with respect to four of the eight areas within the Township where the necessary environmental permits had been issued. Subsequently, after PADEP’s issuance of permit modifications for two of the four remaining construction sites, the PUC lifted the construction stay on those two sites as well. Also on August 2, 2018, the PUC ratified its prior action by notational voting of certifying for interlocutory appeal to the Pennsylvania Commonwealth Court the legal issue of whether Senator Dinniman has standing to pursue this matter. Sunoco submitted a petition for permission to appeal on this issue of standing. Senator Dinniman and intervenors opposed that petition. On September 27, 2018, the Commonwealth Court issued an Order that certified for appeal the issue of Senator Dinniman’s standing. The Order stays all proceedings in the PUC.
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
On September 10, 2018, a pipeline release and fire occurred on the Revolution Pipeline in the vicinity of Ivy Lane located in Center Township, Beaver County, Pennsylvania. There were no injuries but there were evacuations of local residents as a precautionary measure. The Pennsylvania Department of Environmental Protection (“PADEP”) and the Pennsylvania Public Utility Commission (“PUC”) are investigating the incident. On October 29, 2018, PADEP issued a Compliance Order requiring our subsidiary, ETC Northeast, to cease all earth disturbance activities at the site (except as necessary to repair and maintain existing Best Management Practices (“BMPs”) and temporarily stabilize disturbed areas), implement and/or maintain the Erosion and Sediment BMPs at the site, stake the limit of disturbance, identify and report all areas of non-compliance, and submit an updated Erosion and Sediment Control Plan, a Temporary Stabilization Plan, and an updated Post Construction Stormwater Management Plan. The scope of the Compliance Order has been expanded to include the disclosure to PADEP of alleged violations of environmental permits with respect to various construction and post-construction activities and restoration obligations along the 42-mile route of the Revolution line. ETC Northeast filed an appeal of the Compliance Order with the Pennsylvania Environmental Hearing Board.
On February 8, 2019, PADEP filed a Petition to Enforce the Compliance Order with Pennsylvania’s Commonwealth Court. The Court issued an Order on February 14, 2019 requiring the submission of an answer to the Petition on or before March 12, 2019, and scheduling a hearing on the Petition for March 26, 2019.  PADEP has also and issued a Permit Hold on any requests for approvals/permits or permit amendments made by us or any of our subsidiaries for any projects in Pennsylvania pursuant to the state’s water laws. We continue to work through these issues with PADEP.
No amounts have been recorded in our December 31, 2018 or 2017 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
In February 2017, we received letters from the DOJ on behalf of EPA and LDEQ notifying SPLP and Mid-Valley that enforcement actions were being pursued for three separate crude oil releases: (a) an estimated 550 barrels released from the Colmesneil-to-Chester pipeline in Tyler County, Texas (“Colmesneil”) which allegedly occurred in February of 2013; (b) an estimated 4,509 barrels released from the Longview-to-Mayersville pipeline in Caddo Parish, Louisiana (a/k/a Milepost 51.5) which allegedly occurred in October of 2014; and (c) an estimated 40 barrels released from the Wakita 4-inch gathering line in Oklahoma which allegedly occurred in January of 2015. In January of 2019, an Consent Decree approved by all parties as well as an accompanying Complaint was filed in the United States District Court for the Western District of Louisiana seeking public comment and final court approval to resolve all penalties with DOJ and LDEQ for the three releases. The Consent Decree requires certain injunctive relief to be completed on the Longview-to-Mayersville pipeline within three years but the injunctive relief is not expected to have any material impact on operations. In addition to resolution of the civil penalty and injunctive relief, we continue to discuss natural resource damages with the Louisiana trustees.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2018, Sunoco, Inc. had been named as a PRP at approximately 41 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	December 31,
	2018	2017
Current	$42	$35
Non-current	295	337
Total environmental liabilities	$337	$372

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
During the years ended December 31, 2018 and 2017, the Partnership recorded $48 million and $37 million, respectively, of expenditures related to environmental cleanup programs.
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
Our operations are also subject to the requirements of OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, the Occupational Safety and Health Administration’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our past costs for OSHA required activities, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances have not had a material adverse effect on our results of operations but there is no assurance that such costs will not be material in the future.

11.	REVENUE:
The following disclosures discuss the Partnership’s revised revenue recognition policies upon the adoption of ASU 2014-09 on January 1, 2018, as discussed in Note 1. These policies were applied to the current period only, and the amounts reflected in the Partnership’s consolidated financial statements for the years ended December 31, 2017 and 2016 were recorded under the Partnership’s previous accounting policies.
Disaggregation of revenue
The major types of revenue within our reportable segments, are as follows:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•NGL and refined products transportation and services;
•crude oil transportation and services;
•investment in Sunoco LP;

•	fuel distribution and marketing;

•	all other;
•investment in USAC;

•	contract operations;

•	retail parts and services; and
•all other.
Note 15 depicts the disaggregation of revenue by segment, with revenue amounts reflected in accordance with ASC Topic 606 for 2018 and ASC Topic 605 for 2017 and 2016.

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
Lake Charles LNG’s revenues are primarily derived from terminalling services for shippers by receiving LNG at the facility for storage and delivering such LNG to shippers, either in liquid state or gaseous state after regasification. Lake Charles LNG derives all of its revenue from a series of long term contracts with a wholly-owned subsidiary of Royal Dutch Shell plc (“Shell”). Terminalling revenue is generated from fees paid by Shell for storage and other associated services at the terminal. Payment for services under these contracts are typically due the month after the services have been performed.
The terminalling agreements are considered to be firm agreements, because they include fixed fee components that are charged regardless of the volumes transported by Shell or services provided at the terminal.

The performance obligation with respect to firm contracts is a promise to provide a single type of service (terminalling) daily over the life of the contract, which is fundamentally a “stand-ready” service. While there can be multiple activities required to be performed, these activities are not separable because such activities in combination are required to successfully transfer the overall service for which the customer has contracted. The fixed consideration of the transaction price is allocated ratably over the life of the contract and revenue for the fixed consideration is recognized over time, because the customer simultaneously receives and consumes the benefit of this “stand-ready” service. Incremental fees associated with actual volume for each respective period are recognized as revenue in the period the incremental volume of service is performed.
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
Acquisition and marketing contracts are in most cases short-term agreements involving purchase and/or sale of NGLs and other related hydrocarbons at market rates. These contracts were not affected by ASC 606.
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
Sunoco LP’s fuel distribution and marketing revenue
Sunoco LP’s fuel distribution and marketing operations earn revenue from the following channels: sales to Dealers, sales to Distributors, Unbranded Wholesale Revenue, Commission Agent Revenue, Rental Income and Other Income. Motor fuel revenue consists primarily of the sale of motor fuel under supply agreements with third party customers and affiliates. Fuel supply contracts with Sunoco LP’s customers generally provide that Sunoco LP distribute motor fuel at a formula price based on published rates, volume-based profit margin, and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, Sunoco LP estimates the variable consideration amount and factors in such an estimate to determine the transaction price under the expected value method.

Revenue is recognized under the motor fuel contracts at the point in time the customer takes control of the fuel. At the time control is transferred to the customer the sale is considered final, because the agreements do not grant customers the right to return motor fuel. Under the new standard, to determine when control transfers to the customer, the shipping terms of the contract are assessed as shipping terms are considered a primary indicator of the transfer of control. For FOB shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment since the customer gains control at this time under the terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Once the goods are shipped, Sunoco LP is precluded from redirecting the shipment to another customer and revenue is recognized.
Commission agent revenue consists of sales from commission agent agreements between Sunoco LP and select operators. Sunoco LP supplies motor fuel to sites operated by commission agents and sells the fuel directly to the end customer. In commission agent arrangements, control of the product is transferred at the point in time when the goods are sold to the end customer. To reflect the transfer of control, Sunoco LP recognizes commission agent revenue at the point in time fuel is sold to the end customer.
Sunoco LP receives rental income from leased or subleased properties. Revenue from leasing arrangements for which Sunoco LP is the lessor are recognized ratably over the term of the underlying lease.
Sunoco LP’s all other revenue
Sunoco LP’s all other operations earn revenue from the following channels: Motor Fuel Sales, Rental Income and Other Income. Motor Fuel Sales consist of fuel sales to consumers at company-operated retail stores. Other income includes merchandise revenue that comprises the in-store merchandise and food service sales at company-operated retail stores, and other revenue that represents a variety of other services within Sunoco LP’s all other operations including credit card processing, car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. Revenue from all other operations is recognized when (or as) the performance obligations are satisfied (i.e. when the customer obtains control of the good or the service is provided).
USAC’s contract operations revenue
USAC’s revenue from contracted compression, station, gas treating and maintenance services is recognized ratably under its fixed-fee contracts over the term of the contract as services are provided to its customers. Initial contract terms typically range from six months to five years, however USAC usually continues to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. USAC primarily enters into fixed-fee contracts whereby its customers are required to pay the monthly fee even during periods of limited or disrupted throughput. Services are generally billed monthly, one month in advance of the commencement of the service month, except for certain customers who are billed at the beginning of the service month, and payment is generally due 30 days after receipt of the invoice. Amounts invoiced in advance are recorded as deferred revenue until earned, at which time they are recognized as revenue. The amount of consideration USAC receives and revenue it recognizes is based upon the fixed fee rate stated in each service contract.
Variable consideration exists in select contracts when billing rates vary based on actual equipment availability or volume of total installed horsepower.
USAC’s contracts with customers may include multiple performance obligations. For such arrangements, USAC allocates revenues to each performance obligation based on its relative standalone service fee. USAC generally determine standalone service fees based on the service fees charged to customers or using expected cost plus margin.
The majority of USAC’s service performance obligations are satisfied over time as services are rendered at selected customer locations on a monthly basis and based upon specific performance criteria identified in the applicable contract. The monthly service for each location is substantially the same service month to month and is promised consecutively over the service contract term. USAC measures progress and performance of the service consistently using a straight-line, time-based method as each month passes, because its performance obligations are satisfied evenly over the contract term as the customer simultaneously receives and consumes the benefits provided by its service. If variable consideration exists, it is allocated to the distinct monthly service within the series to which such variable consideration relates. USAC has elected to apply the invoicing practical expedient to recognize revenue for such variable consideration, as the invoice corresponds directly to the value transferred to the customer based on its performance completed to date.
There are typically no material obligations for returns or refunds. USAC’s standard contracts do not usually include material non-cash consideration.

USAC’s retail parts and services revenue
USAC’s retail parts and service revenue is earned primarily on freight and crane charges that are directly reimbursable by USAC’s customers and maintenance work on units at its customers’ locations that are outside the scope of its core maintenance activities. Revenue from retail parts and services is recognized at the point in time the part is transferred or service is provided and control is transferred to the customer. At such time, the customer has the ability to direct the use of the benefits of such part or service after USAC has performed its services. USAC bills upon completion of the service or transfer of the parts, and payment is generally due 30 days after receipt of the invoice. The amount of consideration USAC receives and revenue it recognizes is based upon the invoice amount. There are typically no material obligations for returns, refunds, or warranties. USAC’s standard contracts do not usually include material variable or non-cash consideration.
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
The Partnership recognizes a contract liability if the customer's payment of consideration precedes the Partnership’s fulfillment of the performance obligations. Certain contracts contain provisions requiring customers to pay a fixed fee for a right to use our assets, but allows customers to apply such fees against services to be provided at a future point in time. These amounts are reflected as deferred revenue until the customer applies the deficiency fees to services provided or becomes unable to use the fees as payment for future services due to expiration of the contractual period the fees can be applied or physical inability of the customer to utilize the fees due to capacity constraints. Additionally, Sunoco LP maintains some franchise agreements requiring dealers to make one-time upfront payments for long term license agreements. Sunoco LP recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license. As of December 31, 2018, the Partnership had $405 million in deferred revenues representing the current value of our future performance obligations.
The amount of revenue recognized for the year ended December 31, 2018 that was included in the deferred revenue liability balance as of January 1, 2018 was $85 million.
The balances of receivables from contracts with customers listed in the table below include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents Sunoco LP’s best estimate of the probable losses associated with potential customer defaults. Sunoco LP determines the allowance based on historical experience and on a specific identification basis.
The opening and closing balances of Sunoco LP’s contract assets and contract liabilities are as follows:

	Balance at January 1, 2018	Balance at December 31, 2018	Increase (decrease)
Contract Balances
Contract asset	$51	$75	$24
Accounts receivable from contracts with customers	445	347	(98)
Contract liability	1	1	—

Performance Obligations
At contract inception, the Partnership assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Partnership considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Partnership allocates the total contract consideration it expects to be entitled to, to each distinct performance obligation based on a standalone-selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or service. Certain of our contracts contain variable components, which, when combined with the fixed component are considered a single performance obligation. For these types of contracts, only the fixed component of the contracts are included in the table below.
Sunoco LP distributes fuel under long-term contracts to branded distributors, branded and unbranded third party dealers, and branded and unbranded retail fuel outlets. Sunoco LP branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately nine years, with an estimated, volume-weighted term remaining of approximately four years.
As part of the asset purchase agreement with 7-Eleven, Sunoco LP and 7-Eleven and SEI Fuel (collectively, the “Distributor”) have entered into a 15-year take-or-pay fuel supply agreement in which the Distributor is required to purchase a volume of fuel that provides Sunoco LP a minimum amount of gross profit annually. Sunoco LP expects to recognize this revenue in accordance with the contract as Sunoco LP transfers control of the product to the customer. However, in case of annual shortfall Sunoco LP will recognize the amount payable by the Distributor at the sooner of the time at which the Distributor makes up the shortfall or becomes contractually or operationally unable to do so. The transaction price of the contract is variable in nature, fluctuating based on market conditions. The Partnership has elected to take the practical expedient not to estimate the amount of variable consideration allocated to wholly unsatisfied performance obligations.
In some contractual arrangements, Sunoco LP grants dealers a franchise license to operate Sunoco LP’s retail stores over the life of a franchise agreement. In return for the grant of the retail store license, the dealer makes a one-time nonrefundable franchise fee payment to Sunoco LP plus sales based royalties payable to Sunoco LP at a contractual rate during the period of the franchise agreement. Under the requirements of ASC Topic 606, the franchise license is deemed to be a symbolic license for which recognition of revenue over time is the most appropriate measure of progress toward complete satisfaction of the performance obligation. Revenue from this symbolic license is recognized evenly over the life of the franchise agreement.
As of December 31, 2018, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is $42.35 billion and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2019	2020	2021	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of December 31, 2018	$5,529	$4,955	$4,413	$27,452	$42,349
Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future and are expected to be recovered. These capitalized costs are recorded as a part of Other Assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that the Sunoco LP recognized for the year ended December 31, 2018 was $14 million. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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

•
Incremental costs of obtaining a contract: The Partnership generally expenses sales commissions when incurred because the amortization period would have been less than one year. We record these costs within general and administrative expenses. The Partnership elected to expense the incremental costs of obtaining a contract when the amortization period for such contracts would have been one year or less.

•
Shipping and handling costs: The Partnership elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

•
Measurement of transaction price: The Partnership has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Partnership from a customer (i.e., sales tax, value added tax, etc.).

•
Variable consideration of wholly unsatisfied performance obligations: The Partnership has elected to exclude the estimate of variable consideration to the allocation of wholly unsatisfied performance obligations.

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
We use futures and swaps to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in margins for certain refined products and to lock in the price of a portion of natural gas purchases or sales. These contracts are not designated as hedges for accounting purposes.
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
The following table details our outstanding commodity-related derivatives:

	December 31, 2018		December 31, 2017
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	468	2019	1,078	2018
Basis Swaps IFERC/NYMEX(1)	16,845	2019-2020	48,510	2018-2020
Options – Puts	10,000	2019	13,000	2018
Power (Megawatt):
Forwards	3,141,520	2019	435,960	2018-2019
Futures	56,656	2019-2021	(25,760)	2018
Options – Puts	18,400	2019	(153,600)	2018
Options – Calls	284,800	2019	137,600	2018
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(30,228)	2019-2021	4,650	2018-2020
Swing Swaps IFERC	54,158	2019-2020	87,253	2018-2019
Fixed Swaps/Futures	(1,068)	2019-2021	(4,390)	2018-2019
Forward Physical Contracts	(123,254)	2019-2020	(145,105)	2018-2020
NGL (MBbls) – Forwards/Swaps	(2,135)	2019	(2,493)	2018-2019
Crude (MBbls) – Forwards/Swaps	20,888	2019	9,237	2018-2019
Refined Products (MBbls) – Futures	(1,403)	2019	(3,901)	2018-2019
Corn (thousand bushels)	(1,920)	2019	1,870	2018
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(17,445)	2019	(39,770)	2018
Fixed Swaps/Futures	(17,445)	2019	(39,770)	2018
Hedged Item – Inventory	17,445	2019	39,770	2018

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type (1)	Notional Amount Outstanding
		December 31, 2018	December 31, 2017
July 2018 (2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	$—	$300
July 2019 (2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	400	300
July 2020 (2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021 (2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	—
December 2018	Pay a floating rate and receive a fixed rate of 1.53%	—	1,200
March 2019	Pay a floating rate and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrial end-users, oil and gas producers, municipalities, gas and electric utilities, midstream companies and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
The Partnership has maintenance margin deposits with certain counterparties in the OTC market, primarily with independent system operators and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on or about the settlement date for non-exchange traded derivatives, and we exchange margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in the consolidated balance sheets.
For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in net income or other comprehensive income.

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$14	$(13)	$(2)
	—	14	(13)	(2)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	402	262	(397)	(281)
Commodity derivatives	158	45	(173)	(58)
Interest rate derivatives	—	—	(163)	(219)
	560	307	(733)	(558)
Total derivatives	$560	$321	$(746)	$(560)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(163)	$(219)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	158	45	(173)	(58)
Broker cleared derivative contracts	Other current assets (liabilities)	402	276	(410)	(283)
		560	321	(746)	(560)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(47)	(21)	47	21
Counterparty netting	Other current assets (liabilities)	(397)	(263)	397	263
Total net derivatives		$116	$37	$(302)	$(276)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Years Ended December 31,
		2018	2017	2016
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(3)	$26	$14

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2018	2017	2016
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$32	$31	$(35)
Commodity derivatives – Non-trading	Cost of products sold	(102)	5	(177)
Interest rate derivatives	Gains (losses) on interest rate derivatives	47	(37)	(12)
Embedded derivatives	Other, net	—	1	4
Total		$(23)	$—	$(220)

13.	RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees, including those of ETO, Lake Charles LNG, Sunoco LP and USAC. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $62 million, $59 million and $65 million to these 401(k) savings plans for the years ended December 31, 2018, 2017 and 2016, respectively.
Pension and Other Postretirement Benefit Plans
Panhandle
Postretirement benefits expense for the years ended December 31, 2018, 2017 and 2016 reflect the impact of changes Panhandle or its affiliates adopted as of September 30, 2013, to modify its retiree medical benefits program, effective January 1, 2014. The modification placed all eligible retirees on a common medical benefit platform, subject to limits on Panhandle’s annual contribution toward eligible retirees’ medical premiums. Prior to January 1, 2013, affiliates of Panhandle offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Effective January 1, 2013, participation in the plan was frozen and medical benefits were no longer offered to non-union employees. Effective January 1, 2014, retiree medical benefits were no longer offered to union employees.
Effective January 1, 2018, the plan was amended to extend coverage to a new closed group of former employees based on certain criteria.
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

Obligations and Funded Status
Pension and other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2018			December 31, 2017
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$1	$47	$156	$18	$51	$166
Service cost	—	—	1	—	—	—
Interest cost	—	1	5	1	1	4
Amendments	—	—	60	—	—	7
Benefits paid, net	—	(7)	(17)	(2)	(6)	(20)
Actuarial (gain) loss and other	—	(4)	(7)	2	1	(1)
Settlements	—	—	—	(18)	—	—
Benefit obligation at end of period	1	37	198	1	47	156

Change in plan assets:
Fair value of plan assets at beginning of period	1	—	257	12	—	256
Return on plan assets and other	—	—	(8)	3	—	11
Employer contributions	—	—	9	6	—	10
Benefits paid, net	—	—	(17)	(2)	—	(20)
Settlements	—	—	—	(18)	—	—
Fair value of plan assets at end of period	1	—	241	1	—	257

Amount underfunded (overfunded) at end of period	$—	$37	$(43)	$—	$47	$(101)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$—	$68	$—	$—	$127
Current liabilities	—	(6)	(2)	—	(8)	(2)
Non-current liabilities	—	(31)	(23)	—	(39)	(24)
	$—	$(37)	$43	$—	$(47)	$101

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax basis) consist of:
Net actuarial gain (loss)	$—	$1	$(7)	$—	$5	$(18)
Prior service cost	—	—	66	—	—	21
	$—	$1	$59	$—	$5	$3

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2018			December 31, 2017
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$—	$37	N/A	$1	$47	N/A
Accumulated benefit obligation	1	37	$198	1	47	$156
Fair value of plan assets	1	—	241	1	—	257
Components of Net Periodic Benefit Cost

	December 31, 2018		December 31, 2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$—	$1	$—	$—
Interest cost	1	5	2	4
Expected return on plan assets	—	(10)	—	(9)
Prior service cost amortization	—	16	—	2
Net periodic benefit cost	$1	$12	$2	$(3)
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the table below:

	December 31, 2018		December 31, 2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	4.02%	3.40%	3.27%	2.34%
Rate of compensation increase	N/A	N/A	N/A	N/A
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	December 31, 2018		December 31, 2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.52%	3.51%	3.52%	3.10%
Expected return on assets:
Tax exempt accounts	3.26%	6.63%	3.50%	7.00%
Taxable accounts	N/A	4.50%	N/A	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by Panhandle and Sunoco, Inc.’s other postretirement benefit plans are shown in the table below:

	December 31,
	2018	2017
Health care cost trend rate	7.15%	7.20%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.82%	4.99%
Year that the rate reaches the ultimate trend rate	2024	2023
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
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2018
	Fair Value Total	Level 1	Level 2	Level 3
Mutual funds(1)	$1	$1	$—	$—

(1)	Comprised of approximately 100% equities as of December 31, 2018.

		Fair Value Measurements at December 31, 2017
	Fair Value Total	Level 1	Level 2	Level 3
Mutual funds(1)	$1	$1	$—	$—

(1)	Comprised of approximately 100% equities as of December 31, 2017.
The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2018
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$20	$20	$—	$—
Mutual funds(1)	144	144	—	—
Fixed income securities	77	—	77	—
Total	$241	$164	$77	$—

(1)	Primarily comprised of approximately 53% equities, 46% fixed income securities and 1% cash as of December 31, 2018.

		Fair Value Measurements at December 31, 2017
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$33	$33	$—	$—
Mutual funds(1)	154	154	—	—
Fixed income securities	70	—	70	—
Total	$257	$187	$70	$—

(1)	Primarily comprised of approximately 38% equities, 61% fixed income securities and 2% cash as of December 31, 2017.
The Level 1 plan assets are valued based on active market quotes.  The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $6 million to pension plans and $10 million to other postretirement plans in 2019.  The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
Panhandle and Sunoco, Inc.’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below:

Years	Pension Benefits - Unfunded Plans (1)	Other Postretirement Benefits (Gross, Before Medicare Part D)
2019	$6	$20
2020	6	20
2021	5	20
2022	4	18
2023	4	17
2024 - 2028	12	66
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
In June 2017, the Partnership acquired all of the publicly held PennTex common units through a tender offer and exercise of a limited call right, as further discussed in Note 7.
ET previously paid us to provide services on its behalf and on behalf of other subsidiaries of ET, which included the reimbursement of various operating and general and administrative expenses incurred by us on behalf of ET and its subsidiaries. These agreements expired in 2016.
In October 2018, ET and ETO entered into an intercompany promissory note for an aggregate amount up to $2.20 billion that accrues interest at a weighted average rate based on interest payable by ETO on its outstanding indebtedness.  The balance outstanding on this note receivable from ET as of December 31, 2018 was $440 million.
The Partnership also has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.

The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Years Ended December 31,
	2018	2017	2016
Affiliated revenues	$431	$303	$221
The following table summarizes the related company balances on our consolidated balance sheets:

	December 31,
	2018	2017
Accounts receivable from related companies:
ET	$65	$—
FGT	25	11
Phillips 66	42	20
Other	44	22
Total accounts receivable from related companies	$176	$53

Accounts payable to related companies:
ET	$59	$64
Other	60	31
Total accounts payable to related companies	$119	$95

	December 31,
	2018	2017
Long-term notes receivable – related companies:
ET	$440	$617

15.	REPORTABLE SEGMENTS:
As a result of the Energy Transfer Merger in October 2018, our reportable segments were reevaluated and currently reflect the following segments, which conduct their business primarily in the United States:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•NGL and refined products transportation and services;
•crude oil transportation and services;
•investment in Sunoco LP;
•investment in USAC; and
•all other.
Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.
The investment in USAC segment reflects the results of USAC beginning April 2018, the date that the Partnership obtained control of USAC.
Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation and storage segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our NGL and refined products transportation and services segment are primarily reflected in NGL sales and gathering, transportation, terminalling and other fees. Revenues from our crude oil transportation and services segment are primarily reflected in crude sales. Revenues from our investment in Sunoco LP segment are primarily reflected in refined product sales. Revenues from our investment in USAC segment are primarily reflected in gathering, transportation and other fees. Revenues from our all other segment are primarily reflected in natural gas sales.
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

The following tables present financial information by segment:

	Years Ended December 31,
	2018	2017	2016
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$3,428	$2,891	$2,155
Intersegment revenues	309	192	458
	3,737	3,083	2,613
Interstate transportation and storage:
Revenues from external customers	1,664	1,112	1,143
Intersegment revenues	18	19	23
	1,682	1,131	1,166
Midstream:
Revenues from external customers	2,090	2,510	2,342
Intersegment revenues	5,432	4,433	2,837
	7,522	6,943	5,179
NGL and refined products transportation and services:
Revenues from external customers	10,119	7,885	5,764
Intersegment revenues	1,004	763	645
	11,123	8,648	6,409
Crude oil transportation and services:
Revenues from external customers	17,236	11,672	7,539
Intersegment revenues	96	31	—
	17,332	11,703	7,539
Investment in Sunoco LP:
Revenues from external customers	16,982	11,713	9,977
Intersegment revenues	12	10	9
	16,994	11,723	9,986
Investment in USAC:
Revenues from external customers	495	—	—
Intersegment revenues	13	—	—
	508	—	—
All other:
Revenues from external customers	2,073	2,740	2,872
Intersegment revenues	155	161	400
	2,228	2,901	3,272
Eliminations	(7,039)	(5,609)	(4,372)
Total revenues	$54,087	$40,523	$31,792

	Years Ended December 31,
	2018	2017	2016
Cost of products sold:
Intrastate transportation and storage	$2,665	$2,327	$1,897
Midstream	5,145	4,761	3,381
NGL and refined products transportation and services	8,462	6,508	4,553
Crude oil transportation and services	14,439	9,826	6,416
Investment in Sunoco LP	15,872	10,615	8,830
Investment in USAC	67	—	—
All other	2,006	2,509	2,942
Eliminations	(6,998)	(5,580)	(4,326)
Total cost of products sold	$41,658	$30,966	$23,693

	Years Ended December 31,
	2018	2017	2016
Depreciation, depletion and amortization:
Intrastate transportation and storage	$169	$147	$144
Interstate transportation and storage	334	254	246
Midstream	1,006	954	840
NGL and refined products transportation and services	466	401	355
Crude oil transportation and services	445	402	251
Investment in Sunoco LP	167	169	176
Investment in USAC	169	—	—
All other	87	214	189
Total depreciation, depletion and amortization	$2,843	$2,541	$2,201

	Years Ended December 31,
	2018	2017	2016
Equity in earnings (losses) of unconsolidated affiliates:
Intrastate transportation and storage	$19	$(156)	$35
Interstate transportation and storage	227	236	193
Midstream	26	20	19
NGL and refined products transportation and services	64	33	41
Crude oil transportation and services	6	4	(4)
All other	2	7	(14)
Total equity in earnings of unconsolidated affiliates	$344	$144	$270

	Years Ended December 31,
	2018	2017	2016
Segment Adjusted EBITDA:
Intrastate transportation and storage	$927	$626	$613
Interstate transportation and storage	1,680	1,274	1,297
Midstream	1,627	1,481	1,133
NGL and refined products transportation and services	1,979	1,641	1,496
Crude oil transportation and services	2,330	1,379	834
Investment in Sunoco LP	638	732	665
Investment in USAC	289	—	—
All other	76	219	193
Total Segment Adjusted EBITDA	9,546	7,352	6,231
Depreciation, depletion and amortization	(2,843)	(2,541)	(2,201)
Interest expense, net	(1,709)	(1,575)	(1,478)
Gains on acquisitions	—	—	83
Impairment losses	(431)	(1,039)	(1,040)
Gains (losses) on interest rate derivatives	47	(37)	(12)
Non-cash compensation expense	(105)	(99)	(93)
Unrealized gains (losses) on commodity risk management activities	(11)	59	(136)
Inventory valuation adjustments	(85)	24	97
Losses on extinguishments of debt	(109)	(42)	—
Adjusted EBITDA related to unconsolidated affiliates	(655)	(716)	(675)
Equity in earnings of unconsolidated affiliates	344	144	270
Impairment of investments in unconsolidated affiliates	—	(313)	(308)
Adjusted EBITDA related to discontinued operations	25	(223)	(199)
Other, net	30	154	117
Income from continuing operations before income tax (expense) benefit	4,044	1,148	656
Income tax (expense) benefit from continuing operations	(5)	1,804	255
Income from continuing operations	4,039	2,952	911
Loss from discontinued operations, net of income taxes	(265)	(177)	(462)
Net income	$3,774	$2,775	$449

	December 31,
	2018	2017	2016
Assets:
Intrastate transportation and storage	$6,365	$5,020	$5,174
Interstate transportation and storage	15,081	15,316	12,492
Midstream	19,745	20,004	17,873
NGL and refined products transportation and services	18,267	17,600	14,074
Crude oil transportation and services	18,022	17,730	15,908
Investment in Sunoco LP	4,879	8,344	8,701
Investment in USAC	3,775	—	—
All other and eliminations	2,308	2,470	4,762
Total assets	$88,442	$86,484	$78,984

	Years Ended December 31,
	2018	2017	2016
Additions to property, plant and equipment excluding acquisitions, net of contributions in aid of construction costs (capital expenditures related to the Partnership’s proportionate ownership on an accrual basis):

Intrastate transportation and storage	$344	$175	$76
Interstate transportation and storage	812	728	280
Midstream	1,161	1,308	1,255
NGL and refined products transportation and services	2,381	2,971	2,198
Crude oil transportation and services	474	453	1,841
Investment in Sunoco LP	103	103	119
Investment in USAC	205	—	—
All other	150	268	160
Total additions to property, plant and equipment excluding acquisitions, net of contributions in aid of construction costs (accrual basis)	$5,630	$6,006	$5,929

	December 31,
	2018	2017	2016
Advances to and investments in unconsolidated affiliates:
Intrastate transportation and storage	$83	$85	$387
Interstate transportation and storage	2,070	2,118	2,149
Midstream	124	126	111
NGL and refined products transportation and services	243	234	235
Crude oil transportation and services	28	22	18
All other	88	113	131
Total advances to and investments in unconsolidated affiliates	$2,636	$2,698	$3,031

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):
Summarized unaudited quarterly financial data is presented below.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2018:
Revenues	$11,882	$14,118	$14,514	$13,573	$54,087
Operating income	1,105	1,138	1,715	1,444	5,402
Income from continuing operations	814	760	1,494	971	4,039
Net income	577	734	1,492	971	3,774
Net income attributable to partners	715	432	1,135	743	3,025

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2017:
Revenues	$9,660	$9,427	$9,984	$11,452	$40,523
Operating income	775	754	938	298	2,765
Income from continuing operations	456	410	835	1,251	2,952
Net income	445	217	852	1,261	2,775
Net income attributable to partners	331	202	605	943	2,081
The three months ended December 31, 2018 and 2017 reflected the recognition of impairment losses of $431 million and $1.04 billion, respectively. Impairment losses in 2018 were primarily related to our midstream segment. Impairment losses in 2017 were primarily related to our interstate transportation and storage segment, NGL and refined products transportation and services segment, all other segment as well as investment in Sunoco LP segment. The three months ended December 31, 2017 also reflected the recognition of a non-cash impairment of our investments in subsidiaries of $313 million in our interstate transportation and storage segment.

17.	CONSOLIDATING GUARANTOR FINANCIAL INFORMATION
Prior to the Sunoco Logistics Merger, Sunoco Logistics Partners Operations L.P., a subsidiary of Sunoco Logistics was the issuer of multiple series of senior notes that were guaranteed by Sunoco Logistics. Subsequent to the Sunoco Logistics Merger, these notes continue to be guaranteed by Sunoco Logistics.
These guarantees are full and unconditional. For the purposes of this footnote, ETO is referred to as “Parent Guarantor” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” All other consolidated subsidiaries of the Partnership are collectively referred to as “Non-Guarantor Subsidiaries.”
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
The consolidating financial information for the Parent Guarantor, Subsidiary Issuer and Non-Guarantor Subsidiaries are as follows:

	December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$—	$418	$—	$418
All other current assets	5	57	7,074	(734)	6,402
Property, plant and equipment	—	—	66,655	—	66,655
Investments in unconsolidated affiliates	51,876	13,090	2,636	(64,966)	2,636
All other assets	12	75	12,244	—	12,331
Total assets	$51,893	$13,222	$89,027	$(65,700)	$88,442

Current liabilities	$(635)	$(3,315)	$14,469	$(1,222)	$9,297
Non-current liabilities	24,787	7,605	10,132	—	42,524
Noncontrolling interest	—	—	7,903	—	7,903
Total partners’ capital	27,741	8,932	56,523	(64,478)	28,718
Total liabilities and equity	$51,893	$13,222	$89,027	$(65,700)	$88,442

	December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$(2)	$337	$—	$335
All other current assets	—	159	10,187	—	10,346
Property, plant and equipment	—	—	60,764	—	60,764
Investments in unconsolidated affiliates	51,194	11,648	2,698	(62,842)	2,698
All other assets	—	—	12,341	—	12,341
Total assets	$51,194	$11,805	$86,327	$(62,842)	$86,484

Current liabilities	$(1,496)	$(3,660)	$13,047	$—	$7,891
Non-current liabilities	21,604	7,608	12,414	—	41,626
Noncontrolling interest	—	—	5,882	—	5,882
Total partners’ capital	31,086	7,857	54,984	(62,842)	31,085
Total liabilities and equity	$51,194	$11,805	$86,327	$(62,842)	$86,484

	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$54,087	$—	$54,087
Operating costs, expenses, and other	—	—	48,685	—	48,685
Operating income	—	—	5,402	—	5,402
Interest expense, net	(1,196)	(176)	(337)	—	(1,709)
Equity in earnings of unconsolidated affiliates	4,170	1,430	344	(5,600)	344
Losses on debt extinguishment	—	—	(109)	—	(109)
Gains on interest rate derivatives	47	—	—	—	47
Other, net	—	—	69	—	69
Income before income tax expense	3,021	1,254	5,369	(5,600)	4,044
Income tax expense	—	—	5	—	5
Net income from continuing operations	3,021	1,254	5,364	(5,600)	4,039
Net loss attributable to discontinued operations	—	—	(265)	—	(265)
Net income	3,021	1,254	5,099	(5,600)	3,774
Less: Net income attributable to noncontrolling interest	—	—	715	—	715
Less: Net income attributable to redeemable noncontrolling interests	—	—	39	—	39
Less: Net loss attributable to predecessor	—	—	(5)	—	(5)
Net income attributable to partners	$3,021	$1,254	$4,350	$(5,600)	$3,025

Other comprehensive loss	$—	$—	$(43)	$—	$(43)
Comprehensive income	3,021	1,254	5,056	(5,600)	3,731
Comprehensive income attributable to noncontrolling interest	—	—	715	—	715
Comprehensive income attributable to redeemable noncontrolling interests	—	—	39	—	39
Comprehensive income attributable to predecessor	—	—	(5)	—	(5)
Comprehensive income attributable to partners	$3,021	$1,254	$4,307	$(5,600)	$2,982

	Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$40,523	$—	$40,523
Operating costs, expenses, and other	—	1	37,757	—	37,758
Operating income (loss)	—	(1)	2,766	—	2,765
Interest expense, net	—	(156)	(1,419)	—	(1,575)
Equity in earnings of unconsolidated affiliates	2,564	1,242	144	(3,806)	144
Impairment of investment in unconsolidated affiliate	—	—	(313)	—	(313)
Losses on extinguishments of debt	—	—	(42)	—	(42)
Losses on interest rate derivatives	—	—	(37)	—	(37)
Other, net	—	—	207	(1)	206
Income before income tax benefit	2,564	1,085	1,306	(3,807)	1,148
Income tax benefit	—	—	(1,804)	—	(1,804)
Net income from continuing operations	2,564	1,085	3,110	(3,807)	2,952
Net loss attributable to discontinued operations	—	—	(177)	—	(177)
Net income	2,564	1,085	2,933	(3,807)	2,775
Less: Net income attributable to noncontrolling interest	—	—	420	—	420
Less: Net income attributable to predecessor	—	—	274	—	274
Net income attributable to partners	$2,564	$1,085	$2,239	$(3,807)	$2,081

Other comprehensive loss	$—	$—	$(5)	$—	$(5)
Comprehensive income	2,564	1,085	2,928	(3,807)	2,770
Comprehensive income attributable to noncontrolling interest	—	—	420	—	420
Comprehensive income attributable to predecessor	—	—	274	—	274
Comprehensive income attributable to partners	$2,564	$1,085	$2,234	$(3,807)	$2,076

	Year Ended December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$31,792	$—	$31,792
Operating costs, expenses, and other	—	1	29,816	—	29,817
Operating income (loss)	—	(1)	1,976	—	1,975
Interest expense, net	—	(157)	(1,321)	—	(1,478)
Equity in earnings of unconsolidated affiliates	554	863	270	(1,417)	270
Impairment of investment in unconsolidated affiliate	—	—	(308)	—	(308)
Gains on acquisitions	—	—	83	—	83
Losses on interest rate derivatives	—	—	(12)	—	(12)
Other, net	—	—	126	—	126
Income before income tax benefit	554	705	814	(1,417)	656
Income tax benefit	—	—	(255)	—	(255)
Net income from continuing operations	554	705	1,069	(1,417)	911
Net income attributable to discontinued operations	—	—	(462)	—	(462)
Net income	554	705	607	(1,417)	449
Less: Net income attributable to noncontrolling interest	—	—	41	—	41
Less: Net loss attributable to predecessor	—	—	(134)	—	(134)
Net income attributable to partners	$554	$705	$700	$(1,417)	$542

Other comprehensive income	$—	$—	$4	$—	$4
Comprehensive income	554	705	611	(1,417)	453
Comprehensive income attributable to noncontrolling interest	—	—	41	—	41
Comprehensive loss attributable to predecessor	—	—	(134)	—	(134)
Comprehensive income attributable to partners	$554	$705	$704	$(1,417)	$546

	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$4,041	$1,521	$5,641	$(3,644)	$7,559
Cash flows used in investing activities	(3,408)	(1,519)	(5,619)	3,644	(6,902)
Cash flows used in financing activities	(633)	—	(2,675)	—	(3,308)
Net increase in cash and cash equivalents of discontinued operations	—	—	2,734	—	2,734
Change in cash	—	2	81	—	83
Cash at beginning of period	—	(2)	337	—	335
Cash at end of period	$—	$—	$418	$—	$418

	Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$2,564	$1,047	$5,013	$(3,807)	$4,817
Cash flows used in investing activities	(2,240)	(1,368)	(5,811)	3,807	(5,612)
Cash flows provided by (used in) financing activities	(324)	277	619	—	572
Net increase in cash and cash equivalents of discontinued operations	—	—	93	—	93
Change in cash	—	(44)	(86)	—	(130)
Cash at beginning of period	—	42	423	—	465
Cash at end of period	$—	$(2)	$337	$—	$335

	Year Ended December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$553	$675	$4,395	$(1,417)	$4,206
Cash flows used in investing activities	(976)	(2,400)	(6,998)	1,417	(8,957)
Cash flows provided by financing activities	423	1,729	2,865	—	5,017
Net decrease in cash and cash equivalents of discontinued operations	—	—	(385)	—	(385)
Change in cash	—	4	(123)	—	(119)
Cash at beginning of period	—	38	546	—	584
Cash at end of period	$—	$42	$423	$—	$465