Form 10-K
period 2019-12-31
Energy Transfer Operating, L.P.
filed 2020-02-21
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
The following is a list of certain acronyms and terms used throughout this document:

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

CDM	CDM Resource Management LLC and CDM Environmental & Technical Services LLC, collectively

Citrus	Citrus, LLC

Dakota Access	Dakota Access, LLC, a less than wholly-owned subsidiary of ETO

DOE	United States Department of Energy

DOJ	United States Department of Justice

DOT	United States Department of Transportation

EPA	United States Environmental Protection Agency

ET	Energy Transfer LP, the parent company of ETO

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company and is a wholly-owned subsidiary of ETO

ETC Sunoco	ETC Sunoco Holdings LLC (formerly, Sunoco Inc.), a wholly-owned subsidiary of ETO

ETC Tiger	ETC Tiger Pipeline, LLC, a wholly-owned subsidiary of ETO

ETCO	Energy Transfer Crude Oil Company, LLC, a less than wholly-owned subsidiary of ETO

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETO

ETP Holdco	ETP Holdco Corporation, a wholly owned subsidiary of ETO

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934, as amended

ExxonMobil	Exxon Mobil Corporation

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC, a wholly-owned subsidiary of Citrus

GAAP	accounting principles generally accepted in the United States of America

Gulf States	Gulf States Transmission LLC, a wholly-owned subsidiary of ETO

HFOTCO	Houston Fuel Oil Terminal Company, a wholly-owned subsidiary of ETO, which owns the Houston Terminal

HPC	RIGS Haynesville Partnership Co., a wholly-owned subsidiary of ETO

IDRs	incentive distribution rights

KMI	Kinder Morgan Inc.

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC), a wholly-owned subsidiary of ETO

LCL	Lake Charles LNG Export Company, LLC, a wholly-owned subsidiary of ETO

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC, a wholly-owned subsidiary of ETO

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

Mi Vida JV	Mi Vida JV LLC

Mid-Valley	Mid-Valley Pipeline Company, a wholly-owned subsidiary of ETO

MMBls	million barrels

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

ORS	Ohio River System LLC, a less than wholly-owned subsidiary of ETO

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries, wholly-owned by ETO

PCBs	polychlorinated biphenyls

PennTex	PennTex Midstream Partners, LP, acquired by ETO during 2016-2017 and now a wholly-owned subsidiary named ETC PennTex LLC

PEP	Permian Express Partners LLC, a less than wholly-owned subsidiary of ETO

PES	Philadelphia Energy Solutions Refining and Marketing LLC, non-controlling interest owned by ETO

Phillips 66	Phillips 66 Partners LP

PHMSA	Pipeline Hazardous Materials Safety Administration

Preferred Unitholders
Unitholders of the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units and Series G Preferred Units, collectively

Ranch JV	Ranch Westex JV LLC

Regency	Regency Energy Partners LP, a wholly-owned subsidiary of ETO

Retail Holdings	ETP Retail Holdings, LLC, a wholly-owned subsidiary of ETO

RIGS	Regency Intrastate Gas System, a wholly-owned subsidiary of ETO

Rover	Rover Pipeline LLC, a less than wholly-owned subsidiary of ETO

Sea Robin	Sea Robin Pipeline Company, LLC, a wholly-owned subsidiary of Panhandle

SEC	Securities and Exchange Commission

SemGroup	SemGroup Corporation

Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series E Preferred Units	7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series F Preferred Units	6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series G Preferred Units	7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Shell	Royal Dutch Shell plc

Southwest Gas	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage Company)

SPLP	Sunoco Pipeline L.P., a wholly-owned subsidiary of ETO

Sunoco Logistics	Sunoco Logistics Partners L.P., a wholly-owned subsidiary of ETO

Sunoco (R&M)	Sunoco (R&M), LLC

Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of ETO

TRRC	Texas Railroad Commission

Trunkline	Trunkline Gas Company, LLC, a wholly-owned subsidiary of Panhandle

Unitholders	Preferred Unitholders and our common unitholder (Energy Transfer LP), collectively

USAC	USA Compression Partners, LP, a wholly-owned subsidiary of ETO
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

v

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
We are managed by our general partner, Energy Transfer Partners GP, L.P. (our “General Partner” or “ETP GP”), and ETP GP is managed by its general partner, Energy Transfer Partners, L.L.C. (“ETP LLC”), which is wholly owned by ET. The primary activities in which we are engaged, all of which are in the United States, are as follows:

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

The following chart summarizes our organizational structure as of February 14, 2020. For simplicity, certain immaterial entities and ownership interests have not been depicted.

LE GP, LLC
0.1% General Partner Interest
ETE Class A Units
Energy Transfer LP
(NYSE: ET)
2,689,897,793 Common Units held by public
Non-Economic General Partner Interest;
100% Common Units
Energy Transfer Operating, L.P.
950,000 Series A Preferred Units held by public
550,000 Series B Preferred Units held by public
18,000,000 Series C Preferred Units held by public
17,800,000 Series D Preferred Units held by public
32,200,000 Series E Preferred Units held by public
500,000 Series F Preferred Units held by the public
1,100,000 Series G Preferred Units held by the public
100%
Sunoco Logistics Partners Operations L.P.
100%
Lake Charles LNG
Non-Economic General Partner Interest;
100% Incentive Distribution Rights;
28,463,967 SUN Common Units
Other Operating Subsidiaries
Non-Economic General Partner Interest;
46,056,228 USAC common units
Sunoco LP
(NYSE: SUN)
54,553,196 common units held by public
USA Compression Partners, LP
(NYSE: USAC)
50,594,631 common units held by public

Unless the context requires otherwise, the Partnership and its subsidiaries are collectively referred to in this report as “we,” “us,” “ETO,” “Energy Transfer” or “the Partnership.”
Significant Achievements in 2019 and Beyond
Strategic Transactions Related to the Partnership

•
In December 2019, ET completed its acquisition of Tulsa-based SemGroup Corporation in a unit and cash transaction. During the first quarter of 2020, certain of the operating assets of SemGroup were contributed to ETO, and as such, the segment and asset overviews below include those contributed SemGroup assets.

Significant Organic Growth Projects
Our significant announced organic growth projects in 2019 included the following, as discussed in more detail herein:

•
In December 2019, ET announced a comprehensive commercial tender package which was issued to engineering, procurement and construction contractors to submit final bids for the proposed Lake Charles LNG liquefaction project being developed with Shell US LNG, LLC. The project would modify ETO’s existing LNG import facility located in Lake Charles, Louisiana to add LNG liquefaction capacity of 16.45 million tonnes per annum for expert to global markets. The commercial bids are expected to be received in the second quarter of 2020.

•
In connection with the acquisition of SemGroup and to provide shippers with further access to markets along the Gulf Coast through the Houston Ship Channel, ET announced the construction of the Ted Collins pipeline, a 75-mile crude line that will connect Houston Terminal, which was recently acquired in the SemGroup acquisition, to the Nederland terminal. The pipeline is expected to be in service in 2021 and will have an initial capacity of 500 MBbls/d.

Segment Overview
See Note 16 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our segments.
Intrastate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities, power generators and other third-party pipelines. Through our intrastate transportation and storage segment, we own and operate (through wholly-owned or through joint venture interests) approximately 9,400 miles of natural gas transportation pipelines with approximately 22 Bcf/d of transportation capacity and three natural gas storage facilities located in the state of Texas.
We own a 70% interest in the Red Bluff Express Pipeline, a 108-mile intrastate pipeline system that connects our Orla Plant, as well as third-party plants to the Waha Oasis Header.
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

Interstate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from supply sources including other transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users and other pipelines. Through our interstate transportation and storage segment, we directly own and operate approximately 12,500 miles of interstate natural gas pipelines with approximately 10.7 Bcf/d of transportation capacity and another approximately 6,770 miles and 10.6 Bcf/d of transportation capacity through joint venture interests.
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
LCL, our wholly-owned subsidiary, is currently developing a natural gas liquefaction facility for the export of LNG. In December 2015, Lake Charles LNG received authorization from the FERC to site, construct and operate facilities for the liquefaction and export of natural gas. The project would utilize existing dock and storage facilities owned by Lake Charles LNG located on the Lake Charles site. In December 2019, ET announced a comprehensive commercial tender package has been issued to engineering, procurement and construction contractors to submit final bids for the proposed Lake Charles LNG liquefaction project being developed with Shell US LNG, LLC. The project would modify ETO’s existing LNG import facility to add LNG liquefaction capacity of 16.45 million tonnes per annum for expert to global markets. The commercial bids are expected to be received in the second quarter of 2020.
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
Through our midstream segment, we own and operate natural gas gathering and NGL pipelines, natural gas processing plants, natural gas treating facilities and natural gas conditioning facilities with an aggregate processing capacity of approximately 8.8 Bcf/d. Our midstream segment focuses on the gathering, compression, treating, blending, and processing, and our operations are currently concentrated in major producing basins and shales in South Texas, West Texas, New Mexico, North Texas, East Texas, West Virginia, Pennsylvania, Ohio, Oklahoma, Kansas and Louisiana. Many of our midstream assets are integrated with our intrastate transportation and storage assets.
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
Our NGL and refined products transportation and services segment includes:

•	approximately 4,515 miles of NGL pipelines;

•	NGL and propane fractionation facilities with an aggregate capacity of 825 MBbls/d;

•	NGL storage facility in Mont Belvieu with a working storage capacity of approximately 50 MMBbls; and

•
other NGL storage assets, located at our Cedar Bayou and Hattiesburg storage facilities, and our Nederland, Marcus Hook and Inkster NGL terminals with an aggregate storage capacity of approximately 13 MMBbls.

We are currently constructing a seventh fractionator, which went into operation in the first quarter of 2020, and an eighth fractionator, which we expect to be operational in the second quarter of 2021, at our Mont Belvieu facility. In addition, we are constructing an expansion to the Lone Star Express pipeline, which is expected to be in service early in the fourth quarter of 2020. The NGL pipelines primarily transport NGLs from the Permian and Delaware basins and the Barnett and Eagle Ford Shales to Mont Belvieu.
NGL terminalling services are facilitated by approximately 8 MMBbls of NGL storage capacity. These operations also support our liquids blending activities, including the use of our patented butane blending technology. Refined products operations provide transportation and terminalling services through the use of approximately 3,265 miles of refined products pipelines and approximately 35 active refined products marketing terminals. Our marketing terminals are located primarily in the northeast, midwest and southwest United States, with approximately 8 MMBbls of refined products storage capacity. Our refined products operations utilize our integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions throughout the United States. The mix of products delivered through our refined products pipelines varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels peaking in the winter. The products transported in these pipelines include multiple grades of gasoline and middle distillates, such as heating oil, diesel and jet fuel. Rates for shipments on these product pipelines are regulated by the FERC and other state regulatory agencies, as applicable.
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
Crude Oil Transportation and Services Segment
Our crude oil operations provide transportation (via pipeline and trucking), terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest, northwestern and northeastern United States. Through our crude oil transportation and services segment, we own and operate (through wholly-owned subsidiaries or joint venture interests) approximately 10,770 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States. This segment includes equity ownership interests in four crude oil pipelines, the Bakken Pipeline system, Bayou Bridge Pipeline, White Cliffs Pipeline and Maurepas Pipeline. Our crude oil terminalling services operate with an aggregate storage capacity of approximately 64 MMBbls, including approximately 29 MMBbls at our Gulf Coast terminal in Nederland, Texas, approximately 18.2 MMBbls at our Gulf coast terminal on the Houston Ship Channel, approximately 7.6 MMBbls at our Cushing facility in Cushing, Oklahoma and approximately 3.2 MMBbls at our Fort Mifflin terminal complex in Pennsylvania. Our crude oil acquisition and marketing activities utilize our pipeline and terminal assets, our proprietary fleet crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the midcontinent United States.
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
Sunoco LP is the exclusive wholesale supplier of the Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,474 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LP believes it is one of the largest independent motor fuel distributors of Chevron, Exxon and Valero branded motor fuel in the United States. In addition to distributing motor fuels, Sunoco LP also distributes other petroleum products such as propane and lubricating oil, and Sunoco LP receives rental income from real estate that it leases or subleases.
Sunoco LP operations primarily consist of fuel distribution and marketing.
Investment in USAC
USAC provides natural gas compression services throughout the United States, including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. USAC provides compression services to its customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, USAC’s compression services play a critical role in the production, processing and transportation of both natural gas and crude oil.
USAC operates a modern fleet of compression units, with an average age of approximately six years. USAC’s standard new-build compression units are generally configured for multiple compression stages allowing USAC to operate its units across a broad range of operating conditions. As part of USAC’s services, it engineers, designs, operates, services and repairs its compression units and maintains related support inventory and equipment.
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
As of December 31, 2019, USAC had 3,682,968 horsepower in its fleet and 56,500 large horsepower on order for expected delivery during 2020.

All Other Segment
Our “All Other” segment includes the following:

•	Our approximately 7.4% non-operating interest in PES, which owns a refinery in Philadelphia.

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
Intrastate Transportation and Storage
The following details our pipelines and storage facilities in the intrastate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf/d)
ET Fuel System	100%	3,150	5.2	11.2
Oasis Pipeline (1)	100%	750	2.0	—
HPL System	100%	3,920	5.3	52.5
ETC Katy Pipeline	100%	460	2.9	—
Regency Intrastate Gas	100%	450	2.1	—
Comanche Trail Pipeline	16%	195	1.1	—
Trans-Pecos Pipeline	16%	143	1.4	—
Old Ocean Pipeline, LLC	50%	240	0.2	—
Red Bluff Express Pipeline	70%	108	1.4	—

(1)	Includes bi-directional capabilities
The following information describes our principal intrastate transportation and storage assets:

•
The ET Fuel System serves some of the most prolific production areas in the United States and is comprised of intrastate natural gas pipeline and related natural gas storage facilities. The ET Fuel System has many interconnections with pipelines providing direct access to power plants, other intrastate and interstate pipelines, and has bi-directional capabilities. It is strategically located near high-growth production areas and provides access to the Waha Hub near Pecos, Texas, the Maypearl Hub in Central Texas and the Carthage Hub in East Texas, the three major natural gas trading centers in Texas.

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

The Bammel storage facility has a total working gas capacity of approximately 52.5 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub, and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2019, we had approximately 19.0 Bcf committed under fee-based arrangements with third parties and approximately 27.3 Bcf stored in the facility for our own account.

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

•
The Red Bluff Express Pipeline is an approximately 108-mile intrastate pipeline that runs through the heart of the Delaware basin and connects our Orla Plant, as well as third-party plants to the Waha Oasis Header. The Partnership owns a 70% membership interest in and operates Red Bluff Express.

Interstate Transportation and Storage
The following details our pipelines in the interstate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Gas Capacity (Bcf/d)
Florida Gas Transmission	50%	5,362	3.5	—
Transwestern Pipeline	100%	2,614	2.1	—
Panhandle Eastern Pipe Line (1)	100%	6,402	2.8	73.4
Trunkline Gas Company	100%	2,231	0.9	13.0
Tiger Pipeline	100%	197	2.4	—
Fayetteville Express Pipeline	50%	185	2.0	—
Sea Robin Pipeline	100%	785	2.0	—
Stingray Pipeline	100%	302	0.4	—
Rover Pipeline	32.6%	713	3.25	—
Midcontinent Express Pipeline	50%	512	1.8	—
Gulf States	100%	10	0.1	—

(1)	Natural gas storage assets are owned by Southwest Gas.
The following information describes our principal interstate transportation and storage assets:

•
Florida Gas Transmission Pipeline (“FGT”) has mainline capacity of 3.5 Bcf/d and approximately 5,362 miles of pipelines extending from south Texas through the Gulf Coast region of the United States to south Florida. The FGT system receives natural gas from various onshore and offshore natural gas producing basins. FGT is the principal transporter of natural gas to the Florida energy market, delivering approximately 60% of the natural gas consumed in the state. In addition, FGT’s system operates and maintains multiple interconnects with major interstate and intrastate natural gas pipelines, which provide FGT’s customers access to diverse natural gas producing regions. FGT’s customers include electric utilities, independent power producers, industrial end-users and local distribution companies. FGT is owned by Citrus, a 50/50 joint venture with KMI.

•
Transwestern Pipeline transports natural gas supply from the Permian Basin in West Texas and eastern New Mexico, the San Juan Basin in northwestern New Mexico and southern Colorado, and the Anadarko Basin in the Texas and Oklahoma panhandles. The system has bi-directional capabilities and can access Texas and Midcontinent natural gas market hubs, as well as major western markets in Arizona, Nevada and California.  Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users.

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

•	Tiger Pipeline is a bi-directional system that extends through the heart of the Haynesville Shale and ends near Delhi, Louisiana, interconnecting with multiple interstate pipelines.

•
Fayetteville Express Pipeline originates near Conway County, Arkansas and continues eastward to Panola County, Mississippi with multiple pipeline interconnections along the route.  Fayetteville Express Pipeline is owned by a 50/50 joint venture with KMI.

•	Sea Robin Pipeline’s system consists of two offshore Louisiana natural gas supply pipelines extending 120 miles into the Gulf of Mexico.

•	Stingray Pipeline is an interstate natural gas pipeline system with related assets located in the western Gulf of Mexico and Johnson Bayou, Louisiana.

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
In December 2019, ET announced a comprehensive commercial tender package which was issued to engineering, procurement and construction contractors to submit final bids for the proposed Lake Charles LNG liquefaction project being developed with Shell US LNG, LLC. The commercial bids are expected to be received in the second quarter of 2020.
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
Midstream
The following details our assets in the midstream segment:

Description of Assets	Net Gas Processing Capacity (MMcf/d)
South Texas Region:
Southeast Texas System	410
Eagle Ford System	1,920
Ark-La-Tex Region	1,442
North Central Texas Region	700
Permian Region	2,740
Midcontinent Region	1,385
Eastern Region	200

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

Ark-La-Tex Region:

•
Our Northern Louisiana assets are comprised of several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including our Tiger Pipeline. Our Northern Louisiana assets include the Bistineau, Creedence, and Tristate Systems, which collectively include three natural gas treating facilities, with aggregate capacity of 1.4 Bcf/d.

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

Permian Region:

•
The Permian Basin Gathering System offers wellhead-to-market services to producers in eleven counties in West Texas, as well as two counties in New Mexico which surround the Waha Hub, one of Texas’s developing NGL-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha Gathering System has a variety of market outlets for the natural gas that we gather and process, including several major interstate and intrastate pipelines serving California, the midcontinent region of the United States and Texas natural gas markets. The NGL market outlets includes Lone Star’s liquids pipelines. The Permian Basin Gathering System includes eleven processing facilities (Waha, Coyanosa, Red Bluff, Halley, Jal, Keyston, Tippet, Orla, Panther, Rebel and Arrowhead) with an aggregate processing capacity of 2.4 Bcf/d and one natural gas conditioning facility with aggregate capacity of 200 MMcf/d.

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

Midcontinent Region:

•
The Midcontinent Systems are located in two large natural gas producing regions in the United States, the Hugoton Basin in southwest Kansas, and the Anadarko Basin in western Oklahoma and the Texas Panhandle and the STACK in central Oklahoma. These mature basins have continued to provide generally long-lived, predictable production volume. Our Midcontinent assets are extensive systems that gather, compress and dehydrate low-pressure gas. The Midcontinent Systems include sixteen natural gas processing facilities (Mocane, Beaver, Antelope Hills, Woodall, Wheeler, Sunray, Hemphill, Phoenix, Hamlin, Spearman, Red Deer, Lefors, Cargray, Gray, Rose Valley, and Hopeton) with an aggregate capacity of approximately 1.4 Bcf/d.

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

NGL and Refined Products Transportation and Services
The following details the assets in our NGL and refined products transportation and services segment:

Description of Assets	Miles of Liquids Pipeline (2)	NGL Fractionation / Processing Capacity (MBbls/d)	Working Storage Capacity (MBbls)
Liquids Pipelines:
Lone Star Express	535	—	—
West Texas Gateway Pipeline	512	—	—
Lone Star	1,617	—	—
Mariner East	670	—	—
Mariner South	97	—	—
Mariner West	395	—	—
White Cliffs Pipeline(3)	527	—	—
Other NGL Pipelines	162	—	—
Liquids Fractionation and Services Facilities:
Mont Belvieu Facilities	182	790	50,000
Sea Robin Processing Plant(1)	—	26	—
Refinery Services(1)	103	35	—
Hattiesburg Storage Facilities	—	—	3,000
Cedar Bayou	—	—	1,600
NGL Terminals:
Nederland	—	—	1,200
Marcus Hook Industrial Complex	—	132	6,000
Inkster	—	—	860
Refined Products Pipelines:
Eastern region pipelines	957	—	—
Midcontinent region pipelines	349	—	—
Southwest region pipelines	876	—	—
Inland Pipeline	581	—	—
JC Nolan Pipeline	502	—	—
Refined Products Terminals:
Eagle Point	—	—	7,000
Marcus Hook Industrial Complex	—	—	1,000
Marcus Hook Tank Farm	—	—	2,000
Marketing Terminals	—	—	8,000
JC Nolan Terminal	—	—	134

(1)	Additionally, the Sea Robin Processing Plant and Refinery Services have residue capacities of 850 MMcf/d and 54 MMcf/d, respectively.

(2)	Miles of pipeline as reported to PHMSA.

(3)	The White Cliffs Pipeline consists of two parallel, 12-inch common carrier pipelines: one crude oil pipeline and one NGL pipeline.
The following information describes our principal NGL and refined products transportation and services assets:

•
The Lone Star Express System is an interstate NGL pipeline consisting of 24-inch and 30-inch long-haul transportation pipeline, with throughput capacity of approximately 500 MBbls/d, that delivers mixed NGLs from processing plants in the

Permian Basin, the Barnett Shale, and from East Texas to the Mont Belvieu NGL storage facility. An expansion of the pipeline is currently underway, which will add approximately 400 MBbls/d of NGL pipeline capacity from Lone Star’s pipeline system near Wink, Texas to the Lone Star Express 30-inch pipeline south of Fort Worth, Texas. It is expected to be in service by the fourth quarter of 2020.

•	The West Texas Gateway Pipeline transports NGLs produced in the Permian and Delaware Basins and the Eagle Ford Shale to Mont Belvieu, Texas and has a throughput capacity of approximately 240 MBbls/d.

•
The Mariner East pipeline transports NGLs from the Marcellus and Utica Shales areas in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Industrial Complex on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets. The first phase of the project, referred to as Mariner East 1, consisted of interstate and intrastate propane and ethane service and commenced operations in the fourth quarter of 2014 and the first quarter of 2016, respectively. The second phase of the project, referred to as Mariner East 2, began service in December 2018. The Mariner East pipeline has a throughput capacity of approximately 345 MBbls/d.

•
The Mariner South liquids pipeline delivers export-grade propane and butane products from Lone Star’s Mont Belvieu, Texas storage and fractionation complex to our marine terminal in Nederland, Texas and has a throughput capacity of approximately 200 MBbls/d.

•
The Mariner West pipeline provides transportation of ethane from the Marcellus shale processing and fractionating areas in Houston, Pennsylvania to Marysville, Michigan and the Canadian border and has a throughput capacity of approximately 50 MBbls/d.

•
The White Cliffs NGL pipeline, which we have 51% ownership interest in and which was acquired by ET in the SemGroup acquisition and contributed to ETO in January 2020, transports NGLs produced in the DJ Basin to Cushing, where it interconnects with the Southern Hills Pipeline to move NGLs to Mont Belvieu, Texas and has a throughput capacity of approximately 40 MBbls/d.

•
Other NGL pipelines include the 127-mile Justice pipeline with capacity of 375 MBbls/d, the 45-mile Freedom pipeline with a capacity of 56 MBbls/d, the 20-mile Spirit pipeline with a capacity of 20 MBbls/d and a 50% interest in the 87-mile Liberty pipeline with a capacity of 140 MBbls/d.

•
Our Mont Belvieu storage facility is an integrated liquids storage facility with approximately 50 MMBbls of salt dome capacity providing 100% fee-based cash flows. The Mont Belvieu storage facility has access to multiple NGL and refined products pipelines, the Houston Ship Channel trading hub, and numerous chemical plants, refineries and fractionators.

•
Our Mont Belvieu fractionators handle NGLs delivered from several sources, including the Lone Star Express pipeline and the Justice pipeline. Fractionator VI was placed in service in February 2019, Fractionator VII was placed in service in the first quarter of 2020, and Fractionator VIII is currently under construction and is scheduled to be operational by the second quarter of 2021.

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

•	The Hattiesburg storage facility is an integrated liquids storage facility with approximately 3 MMBbls of salt dome capacity, providing 100% fee-based cash flows.

•
The Cedar Bayou storage facility is an integrated liquids storage facility with approximately 1.6 MMBbls of tank storage, generating revenues from fixed fee storage contracts, throughput fees, and revenue from blending butane into refined gasoline.

•
The Nederland terminal, in addition to crude oil activities, also provides approximately 1.2 MMBbls of storage and distribution services for NGLs in connection with the Mariner South pipeline, which provides transportation of propane and butane products from the Mont Belvieu region to the Nederland terminal, where such products can be exported via ship.

•
The Marcus Hook Industrial Complex includes fractionation, terminalling and storage assets, with a capacity of approximately 2 MMBbls of NGL storage capacity in underground caverns, 4 MMBbls of above-ground refrigerated storage, and related commercial agreements. The terminal has a total active refined products storage capacity of approximately 1 MMBbls. The facility can receive NGLs and refined products via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing NGL storage and terminalling services to both affiliates and third-party customers, the Marcus Hook Industrial Complex currently serves as an off-take outlet for our Mariner East 1 pipeline system.

•
The Inkster terminal, located near Detroit, Michigan, consists of multiple salt caverns with a total storage capacity of approximately 860 MBbls of NGLs. We use the Inkster terminal’s storage in connection with the Toledo North pipeline system and for the storage of NGLs from local producers and a refinery in Western Ohio. The terminal can receive and ship by pipeline in both directions and has a truck loading and unloading rack.

•
The Eastern region refined products pipelines consist of approximately 615 miles of 6-inch to 16-inch diameters refined product pipelines in Eastern, Central and North Central Pennsylvania, approximately 162 miles of 8-inch refined products pipeline in western New York and approximately 180 miles of various diameters refined products pipeline in New Jersey (including 80 miles of the 16-inch diameter Harbor Pipeline).

•
The midcontinent region refined products pipelines primarily consist of approximately 296 miles of 3-inch to 12-inch refined products pipelines in Ohio and approximately 53 miles of 6-inch and 8-inch refined products pipeline in Michigan.

•	The Southwest region refined products pipelines are located in Eastern Texas and consist primarily of approximately 876 miles of 8-inch diameter refined products pipeline.

•
The Inland refined products pipeline is approximately 580 miles of pipeline in Ohio, consisting of 72 miles of 12-inch diameter refined products pipeline in Northwest Ohio, 206 miles of 10-inch diameter refined products pipeline in vicinity of Columbus, Ohio, 135 miles of 8-inch diameter refined products pipeline in western Ohio, and 168 miles of 6-inch diameter refined products pipeline in Northeast Ohio.

•
The JC Nolan Pipeline is a joint venture between a wholly-owned subsidiary of the Partnership and a wholly-owned subsidiary of Sunoco LP, which transports diesel fuel from a tank farm in Hebert, Texas to Midland, Texas, and was placed into service in July 2019 and has a throughput capacity of approximately 36 MBbls/d.

•
We have approximately 35 refined products terminals with an aggregate storage capacity of approximately 8 MMBbls that facilitate the movement of refined products to or from storage or transportation systems, such as a pipeline, to other transportation systems, such as trucks or other pipelines. Each facility typically consists of multiple storage tanks and is equipped with automated truck loading equipment that is operational 24 hours a day.

•
In addition to crude oil service, the Eagle Point terminal can accommodate three marine vessels (ships or barges) to receive and deliver refined products to outbound ships and barges. The tank farm has a total active refined products storage capacity of approximately 7 MMBbls, and provides customers with access to the facility via ship, barge and pipeline. The terminal can deliver via ship, barge, truck or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.

•
The Marcus Hook Tank Farm has a total refined products storage capacity of approximately 2 MMBbls of refined products storage. The terminal receives and delivers refined products via pipeline and primarily provides terminalling services to support movements on our refined products pipelines.

•
The JC Nolan Terminal, located in Midland, Texas, is a joint venture between a wholly-owned entity of the Partnership and wholly-owned entity of Sunoco LP, which provides diesel fuel storage that was placed into service in August 2019.

•
This segment also includes the following joint ventures: 15% membership interest in the Explorer Pipeline Company, a 1,850-mile pipeline which originates from refining centers in Beaumont, Port Arthur, and Houston, Texas and extends to Chicago, Illinois; 31% membership interest in the Wolverine Pipe Line Company, a 1,055-mile pipeline that originates from Chicago, Illinois and extends to Detroit, Grand Haven, and Bay City, Michigan; 17% membership interest in the West Shore Pipe Line Company, a 650-mile pipeline which originates in Chicago, Illinois and extends to Madison and Green Bay, Wisconsin; a 14% membership interest in the Yellowstone Pipe Line Company, a 710-mile pipeline which originates from Billings, Montana and extends to Moses Lake, Washington.

Crude Oil Transportation and Services
The following details our pipelines and terminals in the crude oil transportation and services segment:

Description of Assets	Ownership Interest	Miles of Crude Pipeline (1)	Working Storage Capacity (MBbls)
Dakota Access Pipeline	36.4%	1,172	—
Energy Transfer Crude Oil Pipeline	36.4%	744	—
Bayou Bridge Pipeline	60%	212	—
Permian Express Pipelines	87.7%	1,712	—
Wattenberg Oil Trunkline	100%	75	360
White Cliffs Pipeline(2)	51%	527	100
Maurepas Pipeline	51%	106	—
Other Crude Oil Pipelines	100%	6,222	—
Nederland Terminal	100%	—	29,000
Fort Mifflin Terminal	100%	—	3,175
Eagle Point Terminal	100%	—	1,300
Midland Terminal	100%	—	2,000
Marcus Hook Industrial Complex	100%	—	1,000
Houston Terminal	100%	—	18,200
Cushing Facility	100%	—	7,600
Patoka, Illinois Terminal	87.7%	—	2,000

(1)	Miles of pipeline as reported to PHMSA.

(2)	The White Cliffs Pipeline consists of two parallel, 12-inch common carrier crude oil pipelines: one crude oil pipeline and one NGL pipeline.
Our crude oil operations consist of an integrated set of pipeline, terminalling, trucking and acquisition and marketing assets that service the movement of crude oil from producers to end-user markets. The following details our assets in the crude oil transportation and services segment:
Crude Oil Pipelines
Our crude oil pipelines consist of approximately 10,770 miles of crude oil trunk and gathering pipelines in the southwest, northwest and midwest United States, including our wholly-owned interests in West Texas Gulf, Permian Express Terminal LLC, Mid-Valley and Wattenberg Oil Trunkline. Additionally, we have equity ownership interests in two crude oil pipelines. Our crude oil pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.

•
Bakken Pipeline. Dakota Access and ETCO are collectively referred to as the “Bakken Pipeline.” The Bakken Pipeline is a 1,916 mile pipeline with capacity of 570 MBbls/d, that transports domestically produced crude oil from the Bakken/Three Forks production areas in North Dakota to a storage and terminal hub outside of Patoka, Illinois, or to gulf coast connections including our crude terminal in Nederland Texas.

The pipeline transports light, sweet crude oil from North Dakota to major refining markets in the Midwest and Gulf Coast regions.
Dakota Access went into service on June 1, 2017 and consists of approximately 1,172 miles of 12, 20, 24 and 30-inch diameter pipeline traversing North Dakota, South Dakota, Iowa and Illinois. Crude oil transported on the Dakota Access originates at six terminal locations in the North Dakota counties of Mountrail, Williams and McKenzie. The pipeline delivers the crude oil to a hub outside of Patoka, Illinois where it can be delivered to the ETCO Pipeline for delivery to the Gulf Coast, or can be transported via other pipelines to refining markets throughout the Midwest.

ETCO went into service on June 1, 2017 and consists of approximately 675 miles of mostly 30-inch converted natural gas pipeline and 69 miles of new 30-inch pipeline from Patoka, Illinois to Nederland, Texas, where the crude oil can be refined or further transported to additional refining markets.

•
Bayou Bridge Pipeline. The Bayou Bridge Pipeline is a joint venture between ETO and Phillips 66, in which ETO has a 60% ownership interest and serves as the operator of the pipeline. Phase I of the pipeline, which consists of a 30-inch pipeline from Nederland, Texas to Lake Charles, Louisiana, went into service in April 2016. Phase II of the pipeline, which consists of 24-inch pipe from Lake Charles, Louisiana to St. James, Louisiana, which went into service in March 2019.

With the completion of Phase II, Bayou Bridge Pipeline has a capacity of approximately 480 MBbls/d of light and heavy crude oil from different sources to the St. James crude oil hub, which is home to important refineries located in the Gulf Coast region.

•
Permian Express Pipelines. The Permian Express pipelines are part of the PEP joint venture and include Permian Express 1, Permian Express 2, Permian Express 3, Permian Express 4, which became operational in May 2019, Permian Longview and Louisiana Access pipelines, as well as the Longview to Louisiana and Nederland Access pipelines contributed to this joint venture by ExxonMobil. These pipelines are comprised of crude oil trunk pipelines and crude oil gathering pipelines in Texas and Oklahoma and provide takeaway capacity from the Permian Basin, which origins in multiple locations in Western Texas.

•
White Cliffs Pipeline. White Cliffs Pipeline, which was acquired by ET in the SemGroup acquisition and contributed to ETO in January 2020, owns a12-inch common carrier, crude oil pipeline, with a throughput capacity of 100 MBbls/d, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma.

•
Maurepas Pipeline. The Maurepas Pipeline, which was acquired by ET in the SemGroup acquisition and contributed to ETO in January 2020, consists of three pipelines, with an aggregate throughput capacity of 460 MBbls/d, which service refineries in the Gulf Coast region.

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
We also own and operate crude oil pipeline and gathering systems in Oklahoma and Kansas. We have the ability to deliver substantially all of the crude oil gathered on our Oklahoma and Kansas systems to Cushing. We are one of the largest purchasers of crude oil from producers in the area, and our crude oil acquisition and marketing activities business is the primary shipper on our Oklahoma crude oil system.
Crude Oil Terminals

•
Nederland. The Nederland terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores, and distributes crude oil, NGLs, feedstocks, petrochemicals and bunker oils (used for fueling ships and other marine vessels). The terminal currently has a total storage capacity of approximately 29 MMBbls in approximately 150 above ground storage tanks with individual capacities of up to 660 MBbls.

The Nederland terminal can receive crude oil at four of its five ship docks and four barge berths. The four ship docks are capable of receiving over 2 MMBbls/d of crude oil. In addition to our crude oil pipelines, the terminal can also receive crude oil through a number of other pipelines, including the DOE. The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill caverns near Winnie, Texas, which have an aggregate storage capacity of approximately 395 MMBbls.
The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge and ship. The terminal has three ship docks and three barge berths that are capable of delivering crude oils for international transport. In total, the terminal is capable of delivering over 2 MMBbls/d of crude oil to our crude oil pipelines or a number of third-party pipelines including the DOE. The Nederland terminal generates crude oil revenues primarily by providing term or spot storage services and throughput capabilities to a number of customers.

•
Fort Mifflin. The Fort Mifflin terminal complex is located on the Delaware River in Philadelphia, Pennsylvania and includes the Fort Mifflin terminal, the Hog Island wharf, the Darby Creek tank farm and connecting pipelines. Revenues are generated from the Fort Mifflin terminal complex by charging fees based on throughput.

The Fort Mifflin terminal contains two ship docks with freshwater drafts and a total storage capacity of approximately 575 MBbls. Crude oil and some refined products enter the Fort Mifflin terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.
The Hog Island wharf is located next to the Fort Mifflin terminal on the Delaware River and receives crude oil via two ship docks, one of which can accommodate crude oil tankers and smaller crude oil vessels, and the other of which can accommodate some smaller crude oil vessels.
The Darby Creek tank farm is a primary crude oil storage terminal for the Philadelphia refinery. This facility has a total storage capacity of approximately 2.6 MMBbls. Darby Creek receives crude oil from the Fort Mifflin terminal and Hog Island wharf via our pipelines. The tank farm then stores the crude oil and transports it to the PES refinery via our pipelines.

•
Eagle Point. The Eagle Point terminal is located in Westville, New Jersey and consists of docks, truck loading facilities and a tank farm. The docks are located on the Delaware River and can accommodate three marine vessels (ships or barges) to receive and deliver crude oil, intermediate products and refined products to outbound ships and barges. The tank farm has a total active storage capacity of approximately 1.3 MMBbls and can receive crude oil via barge and rail and deliver via ship and barge, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.

•
Midland. The Midland terminal is located in Midland, Texas and was acquired in November 2016 from Vitol. The facility includes approximately 2 MMBbls of crude oil storage, a combined 20 lanes of truck loading and unloading, and provides access to the Permian Express 2 transportation system.

•
Marcus Hook Industrial Complex. The Marcus Hook Industrial Complex can receive crude oil via marine vessel and can deliver via marine vessel and pipeline. The terminal has a total active crude oil storage capacity of approximately 1 MMBbls.

•
Patoka, Illinois Terminal. The Patoka, Illinois terminal is a tank farm and was contributed by ExxonMobil to the PEP joint venture and is located in Marion County, Illinois. The facility includes 234 acres of owned land and provides for approximately 2 MMBbls of crude oil storage.

•
Houston Terminal. The Houston Terminal, which was acquired by ET in the SemGroup acquisition and contributed to ETO in February 2020, consists of storage tanks located on the Houston Ship Channel with an aggregate storage capacity of 18.2 MMBbls used to store, blend and transport refinery products and refinery feedstocks via pipeline, barge, rail, truck and ship. This facility has five deep-water ship docks on the Houston Ship Channel capable of loading and unloading Suezmax cargo vessels and seven barge docks which can accommodate 23 barges simultaneously, three crude oil pipelines connecting to four refineries and numerous rail and truck loading spots.

•
Cushing Facilities. The Cushing Facility, which was acquired by ET in the SemGroup acquisition and contributed to ETO in January 2020, has approximately 7.6 MMBbls crude oil storage, of which 5.6 MMBbls are leased to customer and 2.0 MMBbls are available for crude oil operations, blending and marketing activities. The storage terminal has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline from Cherokee, Oklahoma, the Cimarron Pipeline from Boyer, Kansas, and two-way connections with all of the other major storage terminals in Cushing. The Cushing terminal also includes truck unloading facilities.

Crude Oil Acquisition and Marketing
Our crude oil acquisition and marketing operations are conducted using our assets, which include approximately 575 crude oil transport trucks, 360 trailers and approximately 150 crude oil truck unloading facilities, as well as third-party truck, rail and marine assets.
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
Sunoco LP is the exclusive wholesale supplier of the Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,474 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South

Central and Southeast regions of the United States. Sunoco LP believes it is one of the largest independent motor fuel distributors of Chevron, Exxon and Valero branded motor fuel in the United States. In addition to distributing motor fuels, Sunoco LP also distributes other petroleum products such as propane and lubricating oil, and Sunoco LP receives rental income from real estate that it leases or subleases.
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
Sunoco LP purchases motor fuel primarily from independent refiners and major oil companies and distributes it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to approximately:

•	75 company owned and operated retail stores;

•	537 independently operated consignment locations where Sunoco LP sells motor fuel to customers under commission agent arrangements with such operators;

•	6,742 convenience stores and retail fuel outlets operated by independent operators, which are referred to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,581 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
Sunoco LP’s Other Operations
Sunoco LP’s other operations include retail operations in Hawaii and New Jersey, credit card services and franchise royalties.
Investment in USAC
The following details the assets of USAC:
USAC’s modern, standardized compression unit fleet is powered primarily by the Caterpillar, Inc.’s 3400, 3500 and 3600 engine classes, which range from 401 to 5,000 horsepower per unit. These larger horsepower units, which USAC defines as 400 horsepower per unit or greater, represented 86.2% of its total fleet horsepower (including compression units on order) as of December 31, 2019. In addition, a portion of its fleet consists of smaller horsepower units ranging from 40 horsepower to 399 horsepower that are primarily used in gas lift applications.

The following table provides a summary of USAC’s compression units by horsepower as of December 31, 2019:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order	Total Horsepower	Total Number of Units
Small horsepower
<400	516,674	3,031	—	—	516,674	3,031

Large horsepower
>400 and <1,000	426,384	730	9,000	15	435,384	745
>1,000	2,739,910	1,690	47,500	19	2,787,410	1,709
Total large horsepower	3,166,294	2,420	56,500	34	3,222,794	2,454
Total horsepower	3,682,968	5,451	56,500	34	3,739,468	5,485

(1)	As of December 31, 2019, USAC had 56,500 large horsepower compression units on order for delivery during 2020.
All Other
The following details the significant assets in the “All Other” segment.
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
Natural Resources Operations
Our Natural Resources operations primarily involve the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage fees. As of December 31, 2019, we owned or controlled approximately 762 million tons of proven and probable coal reserves in central and northern Appalachia, properties in eastern Kentucky, southwestern Virginia and southern West Virginia, and in the Illinois Basin, properties in southern Illinois, Indiana, and western Kentucky and as the operator of end-user coal handling facilities.
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
Crude Oil and Refined Products
In markets served by our crude oil and refined products pipelines, we face competition from other pipelines as well as rail and truck transportation. Generally, pipelines are the safest, lowest cost method for long-haul, overland movement of products and crude oil. Therefore, the most significant competitors for large volume shipments in the areas served by our pipelines are other pipelines. In addition, pipeline operations face competition from rail and trucks that deliver products in a number of areas that our pipeline operations serve. While their costs may not be competitive for longer hauls or large volume shipments, rail and trucks compete effectively for incremental and marginal volume in many areas served by our pipelines.
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
During the year ended December 31, 2019, none of our customers individually accounted for more than 10% of our consolidated revenues.
Regulation of Interstate Natural Gas Pipelines.  The FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the Natural Gas Act of 1938 (“NGA”), the FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage and other services. The Florida Gas Transmission, Transwestern, Panhandle Eastern, Trunkline Gas, Tiger, Fayetteville Express, Rover, Sea Robin, Gulf States and Midcontinent Express pipelines transport natural gas in interstate commerce and thus each qualifies as a “natural-gas company” under the NGA subject to the FERC’s regulatory jurisdiction. We also hold certain natural gas storage facilities that are subject to the FERC’s regulatory oversight under the NGA.
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
Regulation of Intrastate Natural Gas and NGL Pipelines.  Intrastate transportation of natural gas and NGLs is largely regulated by the state in which such transportation takes place. To the extent that our intrastate natural gas transportation systems transport natural gas in interstate commerce, the rates and terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act of 1978 (“NGPA”). The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. The rates and terms and conditions of some transportation and storage services provided on the Oasis pipeline, HPL System, East Texas pipeline, ET Fuel System, Trans-Pecos and Comanche Trail are subject to FERC regulation pursuant to Section 311 of the NGPA. Under Section 311, rates charged for intrastate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the intrastate facility’s statement of operating conditions are also subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than our currently approved Section 311 rates, our business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies.
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
Our NGL pipelines and operations are subject to state statutes and regulations which could impose additional environmental, safety and operational requirements relating to the design, siting, installation, testing, construction, operation, replacement and management of NGL transportation systems. In some jurisdictions, state public utility commission oversight may include the possibility of fines, penalties and delays in construction related to these regulations. In addition, the rates, terms and conditions of service for shipments of NGLs on our pipelines are subject to regulation by the FERC under the Interstate Commerce Act

("ICA") and the Energy Policy Act of 1992 (the "EPAct of 1992") if the NGLs are transported in interstate or foreign commerce whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all NGLs shipped on our pipelines, FERC regulation could be triggered by our customers' transportation decisions.
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
For many locations served by our product and crude pipelines, we are able to establish negotiated rates. Otherwise, we are permitted to charge cost-based rates, or in many cases, grandfathered rates based on historical charges or settlements with our customers. To the extent we rely on cost-of-service ratemaking to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise. In 2005, the FERC issued a policy statement stating that it would permit common carriers, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under the FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by the FERC on a case-by-case basis. Although this policy is generally favorable for common carriers that are organized as pass-through entities, it still entails rate risk due to the FERC’s case-by-case review approach. The application of this policy, as well as any decision by the FERC regarding our cost of service, may also be subject to review in the courts. In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued an opinion in United Airlines, Inc., et al. v. FERC, finding that the FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a master limited partnership, or MLP, to include an income tax allowance in the cost of service underlying its rates, in addition to the discounted cash flow return on equity, would not result in the pipeline partnership owners double recovering their income taxes. The court vacated the FERC’s order and remanded to the FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. In December 2016, the FERC issued a Notice of Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Costs. The FERC requested comments regarding how to address any double recovery resulting from the Commission’s current income tax allowance and rate of return policies. The comment period with respect to the notice of inquiry ended in April 2017.
In March 2018, the FERC issued a Revised Policy Statement on Treatment of Income Taxes in which the FERC found that an impermissible double recovery results from granting an MLP pipeline both an income tax allowance and a return on equity pursuant to the FERC’s discounted cash flow methodology. The FERC revised its previous policy, stating that it would no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. The FERC stated it will address the application of the United Airlines decision to non-MLP partnership forms as those issues arise in subsequent proceedings. Further, the FERC stated that it will incorporate the effects of the post-United Airlines policy changes and the Tax Cuts and Jobs Act of 2017 on industry-wide crude oil pipeline costs in the 2020 five-year review of the crude oil pipeline index level. The FERC will also apply the revised Policy Statement and the Tax Cuts and Jobs Act of 2017 to initial crude oil pipeline cost-of-service rates and cost-of-service rate changes on a going-forward basis under the FERC’s existing ratemaking policies, including cost-of-service rate proceedings resulting from shipper-initiated complaints. In July 2018, the FERC dismissed requests for rehearing and clarification of the March 2018 Revised Policy Statement, but provided further guidance, clarifying that a pass-through entity will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double recovery of investors’ income tax costs.
Effective January 2018, the 2017 Tax Cuts and Jobs Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. With the lower tax rate, and as discussed immediately above, the maximum tariff rates allowed by the FERC under its rate base methodology for master limited partnerships may be impacted by a lower income tax allowance component. Many of our interstate pipelines, such as Tiger, MEP and FEP, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as FGT, Transwestern and PEPL, have a mix of tariff rate, discount rate, and negotiated rate agreements. In addition, several of these pipelines are covered by approved settlements, where rate filings will be made in the future. As such, the timing and impact of these systems of any tax change is unknown at this time.

In March 2019, following the decision of the D.C. Circuit in Emera Maine v. Federal Energy Regulatory Commission, FERC issued a Notice of Inquiry regarding its policy for determining return on equity (“ROE”). FERC specifically sought information and stakeholder views to help FERC explore whether, and if so how, it should modify its policies concerning the determination of ROE to be used in designing jurisdictional rates charged by public utilities. FERC also expressly sought comment on whether any changes to its policies concerning public utility ROEs should be applied to interstate natural gas and oil pipelines. Initial comments were due in June 2019, and reply comments were due in July 2019. FERC has not taken any further action with respect to the Notice of Inquiry as of this time, and therefore we cannot predict what effect, if any, such development could have on our cost-of-service rates in the future.
The EPAct of 1992 required the FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, the FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPIFG. The FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2011 and ending June 30, 2016, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPIFG plus 2.65%. Beginning July 1, 2016, the indexing method provided for annual changes equal to the change in PPIFG plus 1.23%. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. In October 2016, the FERC issued an Advance Notice of Proposed Rulemaking seeking comment on a number of proposals, including: (1) whether the Commission should deny any increase in a rate ceiling or annual index-based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior two years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. The comment period with respect to the proposed rules ended in March 2017. The FERC has taken no further action on the proposed rule to date.
Finally, in November 2017, the FERC responded to a petition for declaratory order and issued an order that may have significant impacts on the way a marketer of crude oil or petroleum products that is affiliated with an interstate pipeline can price its services if those services include transportation on an affiliate’s interstate pipeline.  In particular, the FERC’s November 2017 order prohibits buy/sell arrangements by a marketing affiliate if: (i) the transportation differential applicable to its affiliate’s interstate pipeline transportation service is at a discount to the affiliated pipeline’s filed rate for that service; and (ii) the pipeline affiliate subsidizes the loss.  Several parties have requested that the FERC clarify its November 2017 order or, in the alternative, grant rehearing of the November 2017 order.  The FERC extended the time frame to respond to such requests in January 2018, but has not yet taken final action. We are unable to predict how the FERC will respond to such requests.  Depending on how the FERC responds, it could have an impact on the rates we are permitted to charge.
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
In addition, as noted above, the rates, terms and conditions for shipments of crude oil, NGLs or products on our pipelines could be subject to regulation by the FERC under the ICA and the EPAct of 1992 if the crude oil, NGLs or products are transported in interstate or foreign commerce whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all crude oil, NGLs or products shipped on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
Regulation of Pipeline Safety.  Our pipeline operations are subject to regulation by the DOT, through PHMSA, pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. The NGPSA and HLPSA, as amended, govern the design, installation, testing, construction, operation, replacement and management of natural gas as well as crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing pipeline wall thickness, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. Failure to comply with the pipeline safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or the performance of projects, or the issuance of injunctions limiting or prohibiting some or all of our operations in the affected area.
The HLPSA and NGPSA have been amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”). The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2011 Pipeline Safety Act doubled the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1 million to $2 million for a related series of violations, but provided that these maximum penalty caps do not apply to certain civil enforcement actions. In July 2019, PHMSA issued a final rule increasing those maximum civil penalties to $218,647 per day, with a maximum of $2,186,465 for a series of violations. The 2016 Pipeline Safety Act extended PHMSA’s statutory mandate through 2019 and, among other things, require PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and develop new safety standards for natural gas storage facilities, which was issued by PHMSA in January 2020. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of hazardous liquid or natural gas pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment.
In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which we conduct operations typically have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines. Under such state regulatory programs, states have the authority to conduct pipeline inspections, to investigate accidents and to oversee compliance and enforcement, safety programs and record maintenance and reporting. Congress, PHMSA and individual states may pass or implement additional safety requirements that could result in increased compliance costs for us and other companies in our industry. For example, federal construction, maintenance and inspection standards under the NGPSA that apply to pipelines in relatively populated areas may not apply to gathering lines running through rural regions. This “rural gathering exemption” under the NGPSA presently exempts substantial portions of our gathering facilities located outside of cities, towns or any area designated as residential or commercial from jurisdiction under the NGPSA, but does not apply to our intrastate natural gas pipelines. In recent years, PHMSA has considered changes to this rural gathering exemption, including publishing an advance notice of proposed rulemaking relating to gas pipelines in 2011, in which the agency sought public comment on possible changes to the definition of “high consequence areas” and “gathering lines” and the strengthening of pipeline integrity management requirements. In April 2016, pursuant to one of the requirements of the 2011 Pipeline Safety Act, PHMSA published a proposed rulemaking that, among other things, would expand certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; require natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and require certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for natural gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. In October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on: the safety of gas transmission pipelines (the first of three parts of the Mega Rule), the safety of hazardous liquid pipelines, and enhanced emergency order procedures. The gas transmission rule requires operators of gas transmission pipelines constructed before 1970 to determine the material strength of their lines by reconfirming MAOP. In addition, the rule updates reporting and records retention standards for gas transmission pipelines. This rule will take effect on July 1, 2020. PHMSA is then expected to issue the second part of the Mega Rule focusing on repair criteria in HCAs and creating new repair criteria for non-HCAs, requirements for inspecting pipelines following extreme events, updates to pipeline corrosion control requirements, and various other integrity management requirements. PHMSA is expected to subsequently issue the final part of the gas Mega Rule, the Gas Gathering Rule, focusing on requirements relating to gas gathering lines.
In January 2017, PHMSA issued a final rule amending federal safety standards for hazardous liquid pipelines. The final rule is the latest step in a lengthy rulemaking process that began in 2010 with a request for comments and continued with publication of a rulemaking proposal in October 2015. The general effective date of this final rule is six months from publication in the Federal Register, but it is currently subject to further administrative review in connection with the transition of Presidential administrations and thus, implementation of this final rule remains uncertain. The final rule addresses several areas including reporting requirements for gravity and unregulated gathering lines, inspections after weather or climatic events, leak detection system requirements, revisions to repair criteria and other integrity management revisions. In addition, PHMSA issued regulations on January 23, 2017, on operator qualification, cost recovery, accident and incident notification and other pipeline safety changes that are now effective. These regulations are also subject, however, to potential further review in connection with the transition of Presidential administrations. The safety and hazardous liquid pipelines rule discussed above, submitted to the Federal Register by PHMSA in October 2019, extended leak detection requirements to all non-gathering hazardous liquid pipelines and requires operators to inspect affected pipelines following extreme weather events or natural disasters to address any resulting damage. This rule will also take effect on July 1, 2020. In addition, the enhanced emergency procedures rule also mentioned above focuses on increased emergency safety measures. In particular, this rule increases the authority of PHMSA to issue an emergency order that addresses unsafe conditions or hazards that pose an imminent threat to pipeline safety. Unlike the other two rules submitted in October 2019, this rule took effect on December 2, 2019. Historically, our pipeline safety costs have not had a material adverse effect on our business or results of operations but there is no assurance that such costs will not be material in the future, whether due to elimination of the rural gathering exemption or otherwise due to changes in pipeline safety laws and regulations.
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
We also generate both hazardous and nonhazardous wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, as amended, (“RCRA”) and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA hazardous waste requirements at many of our facilities because the minimal quantities of hazardous wastes generated there make us subject to less stringent non-hazardous management standards. From time to time, the EPA has considered or third parties have petitioned the agency on the adoption of stricter handling, storage and disposal standards for nonhazardous wastes, including certain wastes associated with the exploration, development and production of crude oil and natural gas. For example, following the filing of a lawsuit by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, the EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the United States District Court for the District of Columbia on December 28, 2016. Under the decree, the EPA was required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. In response to the decree, in April 2019, the EPA signed a determination that revision of the regulations is not necessary at this time. It is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly disposal requirements, or that the full complement of RCRA standards could be applied to facilities that generate lesser amounts of hazardous waste. Changes such as these examples in applicable regulations may result in a material increase in our capital expenditures or plant operating and maintenance expense and, in the case of our oil and natural gas exploration and production customers, could result in increased operating costs for those customers and a corresponding decrease in demand for our processing, transportation and storage services.
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
As of December 31, 2019 and 2018, accruals of $317 million and $337 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including, for example, certain matters assumed in connection with our acquisition of the HPL System, our acquisition of Transwestern, potential environmental liabilities for three sites that were formerly owned by Titan Energy Partners, L.P. or its predecessors, and the predecessor owner’s share of certain environmental liabilities of ETC OLP.
The Partnership is subject to extensive and frequently changing federal, tribal, state and local laws and regulations, including those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and remediation efforts at many of ETC Sunoco’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $252 million and $263 million at December 31, 2019 and 2018, respectively, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by ETC Sunoco, closed and/or sold refineries and other formerly owned sites. In December 2013, a wholly-owned captive insurance company was established for these legacy sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company. As of December 31, 2019, the captive insurance company held $205 million of cash and investments.
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
In general, a remediation site or issue is typically evaluated on an individual basis based upon information available for the site or issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (for example, service station sites) in determining the amount of probable loss accrual to be recorded. The estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance allows us the minimum amount of the range to accrue. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheet reflected $317 million in environmental accruals as of December 31, 2019.
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
Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by PCBs, and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2025 is $4 million, which is included in the total environmental accruals mentioned above. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007. Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing potential PCB contamination. Future costs cannot be reasonably estimated because remediation activities are undertaken as potential claims are made by customers and former customers. Such future costs are not expected to have a material impact on our financial position, results of operations or cash flows, but management can provide no assurance.
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
Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended, (“Clean Water Act”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In June 2015, the EPA and the United States Army Corps of Engineers (“USACE”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States, but legal challenges to this rule followed. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the United States Supreme Court agreed to hear the case. The EPA and USACE proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a proposed rule in November 2017 specifying that the contested May 2015 rule would not take effect until two years after the November 2017 proposed rule was finalized and published in the Federal Register. In January 2018, the United States Supreme Court issued a decision finding that jurisdiction resides with the federal district courts. Also in January 2018, the EPA and USACE finalized a rule that would delay applicability of the rule to two years from the rule’s publication in the Federal Register. The EPA and USACE formally proposed a rule revising the definition of “waters of the United States” in December 2018. The proposed definition would substantially reduce the scope of waters that fall within the Clean Water Act’s jurisdiction, in part by excluding ephemeral streams. The EPA and USACE had previously determined that ephemeral streams could potentially qualify as “waters of the United States,” which would not be possible under the proposed definition. In January 2020, a new “waters of the United States” rule was finalized to replace the June 2015 rule. Under the final rule, the following four categories of waters would be defined as “waters of the United States”: traditional navigable waters and territorial seas; perennial and intermittent tributaries to those waters; lakes, ponds and impoundments of jurisdictional waters; and wetlands adjacent to jurisdictional waters. Additional litigation and administrative proceedings are expected in the future. As a result of these developments, future implementation of the June 2015 rule or any replacement rule is uncertain at this time, but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, our operations as well as our exploration and production customers’ drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound (“VOC”) emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, the Subpart OOOOa standards have been subject to attempts by the EPA to stay portions of those standards, and the agency proposed rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of Subpart OOOOa in its entirety. In September 2018, the EPA proposed amendments to Subpart OOOOa that would reduce the 2016 standards’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 standards and the EPA’s attempts to delay the implementation of the rule. In August 2019, the EPA proposed two options for further rescinding the Subpart OOOOa standards. Under the EPA’s preferred alternative, the agency would rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for volatile organic compounds, or VOCs, and relieve the EPA of its obligation to develop guidelines for methane emissions from existing sources. In addition, the proposal would remove from the oil and natural gas category the natural gas transmission and storage segment. The other proposed alternative would rescind the methane requirements of the Subpart OOOOa standards applicable to all oil and natural gas sources, without removing any sources from that source category (and still requiring control of VOCs in general). This rule, should it remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. In August 2017, the United States State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The United States formally initiated the withdrawal process in November 2019, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.
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
Employees
As of December 31, 2019, ETO and its consolidated subsidiaries employed an aggregate of 12,517 persons, 1,495 of which are represented by labor unions. We believe that our relations with our employees are satisfactory.
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
The amount of cash we can distribute to our Unitholders depends upon the amount of cash we generate from our operations and from our subsidiaries, Sunoco LP and USAC. The amount of cash we generate from our operations will fluctuate from quarter to quarter and will depend upon, among other things:

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
As of December 31, 2019, we had approximately $50.35 billion of consolidated debt, excluding the debt of our unconsolidated joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:

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
Increases in interest rates could materially adversely affect our business, results of operations, cash flows and financial condition.
In addition to our exposure to commodity prices, we have significant exposure to changes in interest rates. Approximately $7.38 billion of our consolidated debt as of December 31, 2019 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.

Changes in LIBOR reporting practices or the method in which LIBOR is determined may adversely affect the market value of our current or future debt obligations, including our revolving credit facility.
As of December 31, 2019, we had outstanding approximately $7.38 billion of debt that bears interest at variable interest rates that use the LIBOR as a benchmark rate. On July 27, 2017, the Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether any alternative benchmark rate will attain market acceptance as a replacement for LIBOR. It is not possible to predict the further effect of the rules of the FCA, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the change from LIBOR to an alternative benchmark rate may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published.
If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which are indexed to LIBOR will be determined using an alternative method, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form or will be determined using an alternative benchmark rate as negotiated with our counterparties. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Alternative benchmark rate(s) may replace LIBOR and could affect our debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any establishment of any alternative benchmark rate(s) and we cannot predict what alternative benchmark rate(s) will be negotiated with our counterparties. Any new benchmark rate will likely not replicate LIBOR exactly, and any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets. Any of these proposals or consequences could have a material adverse effect on our financing costs.
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
A decrease in the amount of distributions by Sunoco LP to less than $0.65625 per unit per quarter would reduce ETO’s percentage of the incremental cash distributions from Sunoco LP above $0.546875 per unit per quarter from 50% to 25%. As a result, any such reduction in quarterly cash distributions from Sunoco LP would have the effect of disproportionately reducing the amount of all distributions that ETO receives, based on its ownership interest in the IDRs as compared to cash distributions received from its Sunoco LP common units.
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
A downgrade of our credit ratings may increase our and our subsidiaries’ cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our and our subsidiaries’ ability to access capital markets could also be limited by a downgrade of our credit ratings and other disruptions. Such disruptions could include:

•	economic downturns;

•	deteriorating capital market conditions;

•	declining market prices for crude oil, natural gas, NGLs and other commodities;

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies; and

•	the overall health of the energy industry, including the bankruptcy or insolvency of other companies.
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
Certain of our operations are conducted through joint ventures, some of which have their own governing boards. With respect to our joint ventures, we share ownership and management responsibilities with partners that may not share our goals and objectives. Consequently, it may be difficult or impossible for us to cause the joint venture entity to take actions that we believe would be in their or the joint venture’s best interests. Likewise, we may be unable to prevent actions of the joint venture. Differences in views among joint venture partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction or acquisition of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations.
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
For our midstream segment, we generally analyze gross margin based on fee-based margin (which includes revenues from processing fee arrangements) and non-fee based margin (which includes gross margin earned on percent-of-proceeds and keep-whole arrangements). For the years ended December 31, 2019, 2018 and 2017, segment margin (a non-GAAP measure discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) from our midstream segment totaled $2.45 billion, $2.38 billion and $2.18 billion, respectively, of which fee-based revenues constituted 82%, 75% and 77%, respectively, and non-fee based margin constituted 18%, 25% and 23%, respectively. The amount of segment margin earned by our midstream segment from fee-based and non-fee based arrangements (individually and as a percentage of total revenues) will be impacted by the volumes associated with both types of arrangements, as well as commodity prices; therefore, the dollar amounts and the relative magnitude of gross margin from fee-based and non-fee based arrangements in future periods may be significantly different from results reported in previous periods.
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
Shifts in the overall supply of, and demand for, crude oil in regional, national and global markets, over which we have no control, can have an adverse impact on crude oil index prices in the markets we serve relative to other index prices. A prolonged decline in the WTI Index price, relative to other index prices, may cause reduced demand for our transportation to, and storage in, Cushing, which could have a material adverse effect on our business, results of operations and financial condition.
An interruption of supply of crude oil to our facilities could materially and adversely affect our results of operations and revenues.
While we are well positioned to transport and receive crude oil by pipeline, marine transport and trucks, rail transportation also serves as a critical link in the supply of domestic crude oil production to United States refiners, especially for crude oil from regions such as the Bakken that are not sourced near pipelines or waterways that connect to all of the major United States refining centers. Federal regulators have issued a safety advisory warning that Bakken crude oil may be more volatile than many other North American crude oils and reinforcing the requirement to properly test, characterize, classify, and, if applicable, sufficiently degasify hazardous materials prior to and during transportation. The domestic crude oil received by our facilities, especially from the Bakken region, may be transported by railroad. If the ability to transport crude oil by rail is disrupted because of accidents, weather interruptions, governmental regulation, congestion on rail lines, terrorism, other third-party action or casualty or other events, then we could experience an interruption of supply or delivery or an increased cost of receiving crude oil, and could experience a decline in volumes received. Recent railcar accidents in Quebec, Alabama, North Dakota, Pennsylvania and Virginia, in each case involving trains carrying crude oil from the Bakken region, have led to increased legislative and regulatory scrutiny over the safety of transporting crude oil by rail. In 2015, the DOT, through PHMSA, issued a rule implementing new rail car standards and railroad operating procedures. Changing operating practices, as well as new regulations on tank car standards and shipper classifications, could increase the time required to move crude oil from production areas of facilities, increase the cost of rail transportation, and decrease the efficiency of transportation of crude oil by rail, any of which could materially reduce the volume of crude oil received by rail and adversely affect our financial condition, results of operations, and cash flows.
A significant decrease in demand for motor fuel, including increased consumer preference for alternative motor fuels or improvements in fuel efficiency, in the areas Sunoco LP serves would reduce their ability to make distributions to its unitholders.
Sales of refined motor fuels account for approximately 97% of Sunoco LP’s total revenues and 74% of continuing operations gross profit. A significant decrease in demand for motor fuel in the areas Sunoco LP serves could significantly reduce revenues and Sunoco LP’s ability to make distributions to its unitholders. Sunoco LP revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in their areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of Sunoco LP’s operating costs and expenses are fixed and do not vary with the volumes of motor fuel distributed, their costs and expenses might not decrease ratably or at all should they experience such a reduction. As a result, Sunoco LP may experience declines in their profit margin if fuel distribution volumes decrease.
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
Sunoco LP’s fuel storage terminals are subject to operational and business risks which may adversely affect their financial condition, results of operations, cash flows and ability to make distributions to its unitholders.
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
The occurrence of any of the above situations, amongst others, may affect operations at their fuel storage terminals and may adversely affect Sunoco LP’s business, financial condition, results of operations, cash flows and ability to make distributions to its unitholders.
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
In some of Sunoco LP’s markets, its competitors have been in existence longer and have greater financial, marketing, and other resources than they or their independently operated commission agents and dealers do. As a result, Sunoco LP’s competitors may be able to better respond to changes in the economy and new opportunities within the industry. To remain competitive, Sunoco LP must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that they offer a selection of convenience products and services at competitive prices to meet consumer demand. Sunoco LP must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. Sunoco LP may not be able to compete successfully against current and future competitors, and competitive pressures faced by Sunoco LP could have a material adverse effect on its business, results of operations and cash available for distribution to its unitholders.
Sunoco LP currently depends on a limited number of principal suppliers in each of its operating areas for a substantial portion of its merchandise inventory and its products and ingredients for its food service facilities. A disruption in supply or a change in either relationship could have a material adverse effect on its business.
Sunoco LP currently depends on a limited number of principal suppliers in each of its operating areas for a substantial portion of its merchandise inventory and its products and ingredients for its food service facilities. If any of Sunoco LP’s principal suppliers elect not to renew their contracts, Sunoco LP may be unable to replace the volume of merchandise inventory and products and ingredients currently purchased from them on similar terms or at all in those operating areas. Further, a disruption in supply or a significant change in Sunoco LP’s relationship with any of these suppliers could have a material adverse effect on Sunoco LP’s business, financial condition and results of operations and cash available for distribution to its unitholders.

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
USAC's contracts typically have an initial term of between six months and five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by USAC or USAC's customers upon notice as provided for in the applicable contract. For the year ended December 31, 2019, approximately 36% of USAC's compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize its services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on USAC's business, results of operations, financial condition and cash available for distribution.
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
Further, whether we have the power of eminent domain for our pipelines varies from state to state, depending upon the type of pipeline and the laws of the particular state and the ownership of the land to which we seek access. When we exercise eminent down rights or negotiate private agreements cases, we must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. The inability to exercise the power of eminent domain could negatively affect our business if we were to lose the right to use or occupy the property on which our pipelines are located. For example, following a decision issued in May 2017 by the federal Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Indian landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where an existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operators. Any loss of rights with respect to our real property, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to Unitholders.
Sunoco LP does not own all of the land on which its retail service stations are located, and Sunoco LP leases certain facilities and equipment, and Sunoco LP is subject to the possibility of increased costs to retain necessary land use which could disrupt its operations.
Sunoco LP does not own all of the land on which its retail service stations are located. Sunoco LP has rental agreements for approximately 38.0% of the company, commission agent or dealer operated retail service stations where Sunoco LP currently controls the real estate. Sunoco LP also has rental agreements for certain logistics facilities. As such, Sunoco LP is subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. Sunoco LP is also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by Sunoco LP are leased from third parties for specific periods. Sunoco LP’s inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on its financial condition, results of operations and cash flows.
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
As of December 31, 2019, our consolidated balance sheet reflected $4.90 billion of goodwill and $5.70 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
During the third quarter of 2019, the Partnership recognized a goodwill impairment of $12 million related to the Southwest Gas operations within the interstate segment primarily due to decreases in projected future revenues and cash flows. During the fourth quarter of 2019, the Partnership recognized a goodwill impairment of $9 million related to our North Central operations within the midstream segment primarily due to changes in assumptions related to projected future revenues and cash flows.
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
Integration of assets acquired in past acquisitions or future acquisitions with our existing business will be a complex and time-consuming process. A failure to successfully integrate the acquired assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash available for distribution to Unitholders.
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
During 2019, Trafigura US Inc. accounted for approximately 33% of our intrastate transportation and storage revenues. During 2019, Shell, Ascent Resources LLC and Antero Resources Corporation collectively accounted for 41% of our interstate transportation and storage revenues.
Our joint ventures, FEP and Citrus, also depend on key customers for the transport of natural gas through their pipelines. FEP has a small number of major shippers with one shipper accounting for approximately 54% of its revenues in 2019 while Citrus has long-term agreements with its top three customers which accounted for 58% of its 2019 revenue. For Trans-Pecos and Comanche Trail, CFE International LLC is the sole shipper.
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
Our storage operations are influenced by the overall forward market for crude oil and other products we store, and certain market conditions may adversely affect its financial and operating results.
Our storage operations are influenced by the overall forward market for crude oil and other products we store. A contango market (meaning that the price of crude oil or other products for future delivery is higher than the current price) is associated with greater demand for storage capacity, because a party can simultaneously purchase crude oil or other products at current prices for storage and sell at higher prices for future delivery. A backwardated market (meaning that the price of crude oil or other products for future delivery is lower than the current price) is associated with lower demand for storage capacity because a party can capture a premium for prompt delivery of crude oil or other products rather than storing it for future sale. A prolonged backwardated market, or other adverse market conditions, could have an adverse impact on its ability to negotiate favorable prices under new or renewing storage contracts, which could have an adverse impact on our storage revenues. As a result, the overall forward market for crude oil or other products may have an adverse effect on our financial condition or results of operations.
An increase in interest rates could impact demand for our storage capacity.
There is a financing cost for a storage capacity user to own crude oil while it is stored. That financing cost is impacted by the cost of capital or interest rate incurred by the storage user, in addition to the commodity cost of the crude oil in inventory. Absent other factors, a higher financing cost adversely impacts the economics of storing crude oil for future sale. As a result, a significant increase in interest rates could adversely affect the demand for our storage capacity independent of other market factors.
Increasing levels of congestion in the Houston Ship Channel could result in a diversion of business to less busy ports.
Our Gulf Coast facilities are strategically situated on prime real estate located in the Houston Ship Channel, which is in close proximity to both supply sources and demand sources. In recent years, the success of the Port of Houston has led to an increase in vessel traffic driven in part by the growing overseas demand for U.S. crude, gasoline, liquefied natural gas and petrochemicals and in part by the Port of Houston’s recent decision to accept large container vessels, which can restrict the flow of other cargo. Increasing congestion in the Port of Houston could cause our customers or potential customers to divert their business to smaller ports in the Gulf of Mexico, which could result in lower utilization of our facilities.
Increased regulation of hydraulic fracturing or produced water disposal could result in reductions or delays in crude oil and natural gas production in our areas of operation, which could adversely impact its business and results of operations.
The hydraulic fracturing process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies and may have other detrimental impacts on public health, safety, welfare and the environment. In addition, the water disposal process has come under scrutiny from sections of the public as well as environmental and other groups asserting that the operation of certain water disposal wells has caused increased seismic activity. The adoption of new laws or regulations imposing additional permitting, disclosures, restrictions or costs related to hydraulic fracturing or produced water disposal or prohibiting hydraulic fracturing in proximity to areas considered to be environmentally sensitive could make drilling certain wells impossible or less economically attractive. As a result, the volume of crude oil and natural gas we gather, transport and store for our customers could be substantially reduced which could have an adverse effect on our financial condition or results of operations.
Competition for water resources or limitations on water usage for hydraulic fracturing could disrupt crude oil and natural gas production from shale formations.

Hydraulic fracturing is the process of creating or expanding cracks by pumping water, sand and chemicals under high pressure into an underground formation in order to increase the productivity of crude oil and natural gas wells. Water used in the process is generally fresh water, recycled produced water or salt water. There is competition for fresh water from municipalities, farmers, ranchers and industrial users. In addition, the available supply of fresh water can also be reduced directly by drought. Prolonged drought conditions increase the intensity of competition for fresh water. Limitations on oil and gas producers’ access to fresh water may restrict their ability to use hydraulic fracturing and could reduce new production. Such disruptions could potentially have a material adverse impact on our financial condition or results of operations.
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
Included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule (Order No. 849) adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC-regulated natural gas pipeline select one of four options: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates only as required related to the Tax Act and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Trunkline, ETC Tiger and Panhandle filed their respective FERC Form No. 501-Gs on October 11, 2018. FEP, Lake Charles LNG and certain other operating subsidiaries filed their respective FERC Form No. 501-Gs on or about November 8, 2018. Rover, FGT, Transwestern and MEP filed their respective FERC Form No. 501-Gs on or about December 6, 2018. Because our existing jurisdictional rates were established based on a higher corporate tax rate, the FERC or our shippers may challenge these rates in the future, and the resulting new rate may be lower than the rates we currently charge. For example, the FERC has recently initiated reviews of Panhandle’s and Southwest Gas Storage Company’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged are just and reasonable.  These reviews will require the filing of a cost and revenue study prior to the FERC issuing a decision.
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
The current FERC Chairman announced in December 2017 that the FERC will review its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. We are unable to predict what, if any, changes may be proposed that will affect our natural gas pipeline business or when such proposals, if any, might become effective. We do not expect that any change in this policy would affect us in a materially different manner than any other similarly sized natural gas pipeline company operating in the United States.
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
The primary ratemaking methodology used by the FERC to authorize increases in the tariff rates of petroleum pipelines is price indexing. The FERC’s ratemaking methodologies may limit our ability to set rates based on our costs or may delay the use of rates that reflect increased costs. In October 2016, the FERC issued an Advance Notice of Proposed Rulemaking seeking comment on a number of proposals, including: (1) whether the Commission should deny any increase in a rate ceiling or annual index-

based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior two years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. The comment period with respect to the proposed rules ended March 17, 2017. The FERC has not yet taken any further action on the proposed rule. If the FERC’s indexing methodology changes, the new methodology could materially and adversely affect our financial condition, results of operations or cash flows.
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
Intrastate transportation of NGLs is largely regulated by the state in which such transportation takes place. Lone Star’s NGL Pipeline transports NGLs within the state of Texas and is subject to regulation by the TRRC. This NGLs transportation system offers services pursuant to an intrastate transportation tariff on file with the TRRC. In 2013, Lone Star’s NGL pipeline also commenced the interstate transportation of NGLs, which is subject to the FERC’s jurisdiction under the Interstate Commerce Act and the Energy Policy Act of 1992. Both intrastate and interstate NGL transportation services must be provided in a manner that is just, reasonable, and non-discriminatory. The tariff rates established for interstate services were based on a negotiated agreement; however, if the FERC’s ratemaking methodologies were imposed, they may, among other things, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. In addition, the rates, terms and conditions for shipments of crude oil, petroleum products and NGLs on our pipelines are subject to regulation by the FERC if the NGLs are transported in interstate or foreign commerce, whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all crude oil, petroleum products and NGLs on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
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
In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Any changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, in January 2017, PHMSA issued a final rule for hazardous liquid pipelines that significantly expands the reach of certain PHMSA integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a HCA. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register is uncertain given the recent change in Presidential administrations. In a second example, in April 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressure (“MAOP”); and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements and also require consideration of seismicity in evaluating threats to pipelines. In 2018, PHMSA announced its intention to divide the original proposed rulemaking into three parts and issue three separate final rulemakings in 2019. In October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on: the safety of gas transmission pipelines (the first of three parts of the so-called gas Mega Rule), the safety of hazardous liquid pipelines, and enhanced emergency order procedures. The gas transmission rule requires operators of gas transmission pipelines constructed before 1970 to determine the material strength of their lines by reconfirming MAOP. In addition, the rule updates reporting and records retention standards for gas transmission pipelines. PHMSA is expected to issue the second and third parts of the gas Mega Rule in the near future. The safety and hazardous liquid pipelines rule would extend leak detection requirements to all non-gathering hazardous liquid pipelines and require operators to inspect affected pipelines following extreme weather events or natural disasters to address any resulting damage. Finally, the enhanced emergency procedures rule focuses on increased emergency safety measures. In particular, this rule increases the authority of PHMSA to issue an emergency order that addresses unsafe conditions or hazards that pose an imminent threat to pipeline safety. The changes adopted or proposed by these rulemakings or made in future legal requirements could have a material adverse effect on our results of operations and costs of transportation services.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
The NGPSA and HLPSA were amended by the 2011 Pipeline Safety Act. Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines are above 30% of specified minimum yield strength, and operator verification of records confirming the MAOP of certain interstate natural gas transmission pipelines. In July 2019, PHMSA issued a final rule increasing the maximum administrative fines for safety violations were increased to account for inflation, with maximum civil penalties set at $218,647 per day, with a maximum of $2,186,465 for a series of violations. In June 2016, the 2016 Pipeline Safety Act was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities, which were issued in January 2020. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of natural gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. In 2018, PHMSA announced its intention to divide the original proposed rulemaking into three parts and issue three separate final rulemakings in 2019. In October 2019, PHMSA submitted the first of the three parts of the so-called gas Mega Rule to the Federal Register. That rule, application to gas transmission pipelines, requires operators of gas transmission pipelines constructed before 1970 to determine the material strength of their lines by reconfirming MAOP. In addition, the rule updates reporting and records retention standards for gas transmission pipelines. This rule will take effect on July 1, 2020. PHMSA is then expected to issue the second part of the Mega Rule focusing on repair criteria in HCAs and creating new repair criteria for non-HCAs, requirements for inspecting pipelines following extreme events, updates to pipeline corrosion control requirements, and various other integrity management requirements. PHMSA is expected to subsequently issue the final part of the gas Mega Rule, the Gas Gathering Rule, focusing on requirements relating to gas gathering lines. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act, as further amended by the 2016 Pipeline Safety Act, as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition.
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
Along with other refiners, manufacturers and sellers of gasoline, ETC Sunoco is a defendant in numerous lawsuits that allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, are seeking compensatory damages (and in some cases injunctive relief, punitive damages and attorneys’ fees) for claims relating to the alleged manufacture and distribution of a defective product (MTBE-containing gasoline) that contaminates groundwater, and general allegations of product liability, nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. There has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to ETC Sunoco. An adverse determination of liability related to these allegations or other product liability claims against ETC Sunoco. could have a material adverse effect on our business or results of operations.

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
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound (“VOC”) emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, the Subpart OOOOa standards have been subject to attempts by the EPA to stay portions of those standards, and the agency proposed rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of Subpart OOOOa in its entirety. In September 2018, the EPA proposed amendments to Subpart OOOOa that would reduce the 2016 standards’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 standards and the EPA’s attempts to delay the implementation of the rule. In August 2019, the EPA proposed two options for further rescinding the Subpart OOOOa standards. Under the EPA’s preferred alternative, the agency would rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for volatile organic compounds, or VOCs, and relieve the EPA of its obligation to develop guidelines for methane emissions from existing sources. In addition, the proposal would remove from the oil and natural gas category the natural gas transmission and storage segment. The other proposed alternative would rescind the methane requirements of the Subpart OOOOa standards applicable to all oil and natural gas sources, without removing any sources from that source category (and still requiring control of VOCs in general). This rule, should it remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. In August 2017, the United States State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The United States formally initiated the withdrawal process in November 2019, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.
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
We have preferred units that are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, our Unitholders do not have the same protections afforded to stockholders of corporations that are subject to all of the corporate governance requirements of the applicable stock exchange.
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

If one or more facilities that are owned by us, or that deliver natural gas or other products to us, are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that supply our facilities or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to people, property or the environment, and repairs might take from a week or less for a minor incident to six months or more for a major interruption. Any event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to Unitholders.
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
As of December 31, 2019, approximately 12% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Legal or regulatory actions related to the Dakota Access Pipeline could cause an interruption to current or future operations, which could have an adverse effect on our business and results of operations.
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia challenging permits issued by the United States Army Corps of Engineers (“USACE”) permitting Dakota Access, LLC (“Dakota Access”) to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE allowing the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively with SRST and CRST, the “Tribes”). Plaintiffs and Defendants filed cross motions for summary judgment which are pending before the court.
While we believe that the pending lawsuits are unlikely to adversely affect the continued operation or potential expansion of the pipeline, we cannot assure this outcome. At this time, we cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
In addition, lawsuits and/or regulatory proceedings or actions of this or a similar nature could result in interruptions to construction or operations of current or future projects, delays in completing those projects and/or increased project costs, all of which could have an adverse effect on our business and results of operations.
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
The anticipated after-tax economic benefit of an investment in our Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, and Series G Preferred Units (collectively, “ETO Preferred Units”) depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS, with respect to our classification as a partnership for federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
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
The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a non-United States ETO Preferred Unitholder's sale or exchange of an interest in a partnership that is engaged in a United States trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be finalized.  Non-United States ETO Preferred Unitholders should consult a tax advisor before investing in our ETO Preferred Units.
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
ITEM 3.  LEGAL PROCEEDINGS
ETC Sunoco Holdings LLC and Sunoco (R&M), LLC (collectively, “Sunoco”) are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability, nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices claims. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of December 31, 2019, Sunoco is a defendant in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals L.P. (“SPMT”).
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
In October 2016, PHMSA issued a Notice of Probable Violation (“NOPVs”) and a Proposed Compliance Order (“PCO”) related to ETO’s West Texas Gulf pipeline in connection with repairs being carried out on the pipeline and other administrative and procedural findings. The case went to hearing in March 2017. On November 14, 2019, PHMSA issued a Final Order that upheld the two alleged violations and resultant civil penalty in the amount of $251,800.  The full payment was made on November 27, 2019, and the case is now closed.
In April 2016, PHMSA issued a NOPV, PCO and Proposed Civil Penalty related to certain welding practices and procedures followed during construction of ETO’s Permian Express 2 pipeline system in Texas.  The case went to hearing before an Administrative Hearing Officer in November 2016. Recently, PHMSA issued a Final Order withdrawing two of the five alleged violations and resulting in a reduction of the civil penalty from $1,278,100 to $882,600 along with ordering compliance actions.
In July 2016, PHMSA issued a NOPV, PCO and proposed civil penalty to our West Texas Gulf pipeline in connection with inspection and maintenance activities related to a 2013 incident on our crude oil pipeline near Wortham, Texas. The case went to hearing in March 2017.  The Proposed Compliance Order was fully withdrawn.  On November 8, 2019, PHMSA issued a Final Order that withdrew three alleged violations and reduced the civil penalty from $1,539,800 to $1,019,200.  The full payment was made on December 9, 2019 and the case is now closed.
In late 2016, FERC Enforcement Staff began a non-public investigation of Rover’s removal of the Stoneman House, a potential historic structure, in connection with Rover’s application for permission to construct a new interstate natural gas pipeline and related facilities. In mid-2017, FERC Enforcement Staff began a non-public investigation regarding allegations that diesel fuel may have been included in the drilling mud at the Tuscarawas River horizontal directional drilling (“HDD”) operations. Rover and the Partnership are cooperating with the investigations. Enforcement Staff has provided Rover its non-public preliminary findings regarding those investigations. The company disagrees with those findings and intends to vigorously defend against any potential penalty. Given the stage of the proceedings, and the non-public nature of the investigation, the Partnership is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any.
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants (collectively, the “Defendants”) seeking to recover approximately $2.6 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. The Defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District court of appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court, which Defendants intend to oppose.

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
In January 2019, we received notice from the DOJ on behalf of the EPA that a civil penalty enforcement action was being pursued under the Clean Water Act for an estimated 450 barrel crude oil release from the Mid-Valley Pipeline operated by SPLP and owned by Mid-Valley Pipeline Corporation. The release purportedly occurred in October 2014 on a nature preserve located in Hamilton County, Ohio, near Cincinnati, Ohio. After discovery and notification of the release, SPLP conducted substantial emergency response, remedial work and primary restoration in three phases and the primary restoration has been acknowledged to be complete. Operation and maintenance (O&M) activities will continue for several years. In December of 2019, SPLP reached an agreement in principal with the EPA regarding payment of a civil penalty which will be subject to public comment. The DOJ, on behalf of United States Department of Interior Fish and Wildlife, and the Ohio Attorney General, on behalf of the Ohio EPA, along with technical representatives from those agencies have been discussing natural resource damage assessment claims related to state endangered species and compensatory restoration. The timing and outcome of these matters cannot be reasonably determined at this time; however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution pipeline, a natural gas gathering line located in Center Township, Beaver County, Pennsylvania. There were no injuries. On February 8, 2019, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a Permit Hold on any requests for approvals/permits or permit amendments for any project in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board. On January 3, 2020, the Partnership entered into a Consent Order and Agreement with the Department in which, among other things, the Permit Hold was lifted, the Partnership agreed to pay a $28.6 million civil penalty and fund a $2 million community environmental project, and all related appeals were withdrawn.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Description of Units
ETO Preferred Units
In November 2017, ETO issued 950,000 of its 6.250% Series A Preferred Units at a price of $1,000 per unit and 550,000 of its 6.625% Series B Preferred Units at a price of $1,000 per unit.  In April 2018, ETO issued 18 million of its 7.375% Series C Preferred Units at a price of $25 per unit. In July 2018, ETO issued 17.8 million of its 7.625% Series D Preferred Units at a price of $25 per unit. In April 2019, ETO issued 32 million of its 7.600% Series E Preferred Units at a price of $25 per unit. In January 2020, ETO issued 500,000 of its 6.75% Series F Preferred Units at a price of $1,000 per unit and 1.1 million of its 7.125% Series G Preferred Units at a price of $1,000 per unit.
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
ETO Series E Preferred Units
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

ETO Series F Preferred Units
On January 22, 2020, the Partnership issued 500,000 of its 6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units representing limited partner interest in the Partnership, at a price to the public of $1,000 per unit. Distributions on the Series F Preferred Units are cumulative from and including the original issue date and will be payable semi-annually in arrears on the 15th day of May and November of each year, commencing on May 15, 2020 to, but excluding, May 15, 2025, at a rate equal to 6.750% per annum of the $1,000 liquidation preference. On and after May 15, 2025, the distribution rate on the Series F Preferred Units will equal a percentage of the $1,000 liquidation preference equal to the five-year U.S. treasury rate plus a spread of 5.134% per annum. The Series F Preferred Units are redeemable at ETO’s option on or after May 15, 2025 at a redemption price of $1,000 per Series F Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series G Preferred Units
On January 22, 2020, the Partnership issued 1,100,000 of its 7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units representing limited partner interest in the Partnership, at a price to the public of $1,000 per unit. Distributions on the Series G Preferred Units are cumulative from and including the original issue date and will be payable semi-annually in arrears on the 15th day of May and November of each year, commencing on May 15, 2020 to, but excluding, May 15, 2030, at a rate equal to 7.125% per annum of the $1,000 liquidation preference. On and after May 15, 2030, the distribution rate on the Series G Preferred Units will equal a percentage of the $1,000 liquidation preference equal to the five-year U.S. treasury rate plus a spread of 5.306% per annum. The Series G Preferred Units are redeemable at ETO’s option on or after May 15, 2030 at a redemption price of $1,000 per Series G Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
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
Definition of Available Cash.  Available Cash is defined in our Partnership Agreement and generally means, with respect to any calendar quarter, all cash on hand at the end of such quarter:

•	Less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to:

•	provide for the proper conduct of our business (including reserves for future capital expenditures and for our future capital needs);

•	comply with applicable law and/or debt instrument or other agreement; or

•	provide funds for distributions to the Preferred Unitholders.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Total revenues	$54,032	$54,087	$40,523	$31,792	$36,096
Operating income	7,285	5,402	2,765	1,975	2,341
Income from continuing operations	5,186	4,039	2,952	911	1,371
Balance Sheet Data (at period end):
Assets held for sale	—	—	3,313	3,588	3,681
Total assets	98,525	88,442	86,484	78,984	71,117
Liabilities associated with assets held for sale	—	—	75	48	42
Long-term debt, less current maturities	50,334	37,853	36,971	36,251	30,505
Total equity	35,307	36,621	36,967	28,938	29,968
Other Financial Data:
Capital expenditures:
Maintenance (accrual basis) (1)	652	510	479	474	550
Growth (accrual basis) (1)	4,602	5,120	5,601	5,775	8,046
Cash paid for acquisitions	7	429	583	1,398	964

(1)	Maintenance and growth capital expenditures include Sunoco LP’s capital expenditures related to discontinued operations for the years ended December 31, 2016 and 2015.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following discussion of our historical consolidated financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Item 1A. Risk Factors” included in this report.
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
Recent Developments
Series F and Series G Preferred Units Issuance
On January 22, 2020, ETO issued 500,000 of its 6.750% Series F Preferred Units at a price of $1,000 per unit and 1,100,000 of its 7.125% Series G Preferred Units at a price of $1,000 per unit. The net proceeds were used to repay amounts outstanding under ETO’s revolving credit facility and for general partnership purposes.
ETO January 2020 Senior Notes Offering and Redemption
On January 22, 2020, ETO completed a registered offering (the “January 2020 Senior Notes Offering”) of $1.00 billion aggregate principal amount of the Partnership’s 2.900% Senior Notes due 2025, $1.50 billion aggregate principal amount of the Partnership’s 3.750% Senior Notes due 2030 and $2.00 billion aggregate principal amount of the Partnership’s 5.000% Senior Notes due 2050, (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed by the Partnership’s wholly owned subsidiary, Sunoco Logistics Partners Operations L.P., on a senior unsecured basis.
Utilizing proceeds from the January 2020 Senior Notes Offering, ETO redeemed its $400 million aggregate principal amount of 5.75% Senior Notes due September 1, 2020, its $1.05 billion aggregate principal amount of 4.15% Senior Notes due October 1, 2020, its $1.14 billion aggregate principal amount of 7.50% Senior Notes due October 15, 2020, its $250 million aggregate principal amount of 5.50% Senior Notes due February 15, 2020, ET’s $52 million aggregate principal amount of 7.50% Senior Notes due October 15, 2020 and Transwestern’s $175 million aggregate principal amount of 5.36% Senior Notes due December 9, 2020.
ETO Term Loan
On October 17, 2019, ETO entered into a term loan credit agreement (the “ETO Term Loan”) providing for a $2.00 billion three-year term loan credit facility. Borrowings under the term loan agreement mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. The term loan agreement is unsecured and is guaranteed by our subsidiary, Sunoco Logistics Partners Operations L.P.
As of December 31, 2019, the ETO Term Loan had $2.00 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of December 31, 2019 was 2.78%.

ET Contribution of SemGroup Assets to ETO
On December 5, 2019, ET completed the acquisition of SemGroup. During the first quarter of 2020, ET contributed certain SemGroup assets to ETO through sale and contribution transactions. The Partnership and SemGroup are under common control by ET subsequent to ET’s acquisition of SemGroup; therefore, we will account for these transactions as reorganizations of entities under common control.  Accordingly, beginning with the quarter ending March 31, 2020, the Partnership’s consolidated financial statements will be retrospectively adjusted to reflect the consolidation of the contributed SemGroup businesses beginning December 5, 2019 (the date ET acquired SemGroup).
JC Nolan Pipeline
On July 1, 2019, ETO and Sunoco LP entered into a joint venture on the JC Nolan diesel fuel pipeline to West Texas and the JC Nolan terminal. ETO operates the pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. The diesel fuel pipeline has an initial capacity of 30,000 barrels per day and was successfully commissioned in August 2019.
Series E Preferred Units Issuance
In April 2019, ETO issued 32 million of its 7.600% Series E Preferred Units at a price of $25 per unit, including 4 million Series E Preferred Units pursuant to the underwriters’ exercise of their option to purchase additional preferred units. The total gross proceeds from the Series E Preferred Unit issuance were $800 million, including $100 million from the underwriters’ exercise of their option to purchase additional preferred units. The net proceeds were used to repay amounts outstanding under ETO’s revolving credit facility and for general partnership purposes.
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
Bakken Senior Notes Offering
In March 2019, Midwest Connector Capital Company LLC, a wholly-owned subsidiary of Dakota Access, issued $650 million aggregate principal amount of 3.625% senior notes due 2022, $1.00 billion aggregate principal amount of 3.90% senior notes due 2024 and $850 million aggregate principal amount of 4.625% senior notes due 2029. The $2.48 billion in net proceeds from the offering were used to repay in full all amounts outstanding on the Bakken credit facility and the facility was terminated.
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
USAC Senior Notes Offering
In March 2019, USAC issued $750 million aggregate principal amount of 6.875% senior notes due 2027 in a private placement, and in December 2019, USAC exchanged those notes for substantially identical senior notes registered under the Securities Act.

The net proceeds from this offering were used to repay a portion of USAC’s existing borrowings under its credit facility and for general partnership purposes.
Regulatory Update
Interstate Natural Gas Transportation Regulation
Rate Regulation
Effective January 2018, the 2017 Tax and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. In light of the rehearing order, the impacts of the FERC’s policy on the treatment of income taxes may have on the rates ETO can charge for the FERC-regulated transportation services are unknown at this time.
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
In March 2019, following the decision of the D.C. Circuit in Emera Maine v. Federal Energy Regulatory Commission, the FERC issued a Notice of Inquiry regarding its policy for determining return on equity (“ROE”). The FERC specifically sought information and stakeholder views to help the FERC explore whether, and if so how, it should modify its policies concerning the determination of ROE to be used in designing jurisdictional rates charged by public utilities. The FERC also expressly sought comment on whether any changes to its policies concerning public utility ROEs should be applied to interstate natural gas and oil pipelines. Initial comments were due in June 2019, and reply comments were due in July 2019. The FERC has not taken any further action with respect to the Notice of Inquiry as of this time, and therefore we cannot predict what effect, if any, such development could have on our cost-of-service rates in the future.
Also included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC-regulated natural gas pipeline select one of four options to address changes to the pipeline’s revenue requirements as a result of the tax reductions: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates to reflect the reduced tax rates, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Trunkline, ETC Tiger Pipeline, LLC and Panhandle filed their respective FERC Form No. 501-Gs on October 11, 2018. FEP, Lake Charles LNG and certain other operating subsidiaries filed their respective FERC Form No. 501-Gs on or about November 8, 2018, and Rover, FGT, Transwestern and MEP filed their respective FERC Form No. 501-Gs on or about December 6, 2018.
By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  Panhandle filed a cost and revenue study on April 1, 2019. Panhandle filed a NGA Section 4 rate case on August 30, 2019.
By order issued October 1, 2019, the Panhandle Section 5 and Section 4 cases were consolidated. An initial decision is expected to be issued in the first quarter of 2021. By order issued February 19, 2019, the FERC initiated a review of Southwest Gas’ existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas are just and reasonable and set the matter for hearing.  Southwest Gas filed a cost and revenue study on May 6, 2019.  On July 10, 2019, Southwest filed an Offer of Settlement in this Section 5 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties. The settlement was approved on October 29, 2019.
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

Trends and Outlook
We anticipate continued earnings growth in 2020 from the recently completed projects, as well as our current project backlog. We also continue to seek asset optimization opportunities through strategic transactions among us and our subsidiaries and/or affiliates, and we expect to continue to evaluate and execute on such opportunities. As we have in the past, we will evaluate growth projects and acquisitions as such opportunities may be identified in the future, and we believe that the current capital markets are conducive to funding such future projects.
With respect to commodity prices, natural gas prices have remained comparatively low in recent months as associated gas from shale oil resources has provided additional supply to the market, increasing domestic supply to highs above 100 Bcf/d. Global oil and natural gas demand growth is likely to continue into the foreseeable future and will support U.S. production increases and, in turn U.S. natural gas export projects to Mexico as well as LNG exports.
For crude oil, new pipelines that came online during 2019 have resulted in Permian barrels now pricing closer to other regional hubs, which is a departure from the substantial discounts seen a year ago. These pipelines have enabled Permian producers to realize higher crude oil revenues, supporting continued growth in the region. Crude oil exports from the U.S. are continuing to increase as a result, providing additional opportunity for U.S. midstream sector growth.
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
As discussed in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data,” the Energy Transfer Merger in October 2018 resulted in the retrospective adjustment of the Partnership’s consolidated financial statements to reflect consolidation beginning January 1, 2017 of Sunoco LP and Lake Charles LNG and April 2, 2018 for USAC.
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

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Consolidated Results

	Years Ended December 31,
	2019	2018	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$999	$927	$72
Interstate transportation and storage	1,792	1,680	112
Midstream	1,599	1,627	(28)
NGL and refined products transportation and services	2,663	1,979	684
Crude oil transportation and services	2,949	2,330	619
Investment in Sunoco LP	665	638	27
Investment in USAC	420	289	131
All other	104	76	28
Total Segment Adjusted EBITDA	11,191	9,546	1,645
Depreciation, depletion and amortization	(3,124)	(2,843)	(281)
Interest expense, net of interest capitalized	(2,257)	(1,709)	(548)
Impairment losses	(74)	(431)	357
Gains (losses) on interest rate derivatives	(241)	47	(288)
Non-cash compensation expense	(111)	(105)	(6)
Unrealized losses on commodity risk management activities	(4)	(11)	7
Inventory valuation adjustments	79	(85)	164
Losses on extinguishments of debt	(2)	(109)	107
Adjusted EBITDA related to unconsolidated affiliates	(621)	(655)	34
Equity in earnings of unconsolidated affiliates	298	344	(46)
Adjusted EBITDA related to discontinued operations	—	25	(25)
Other, net	252	30	222
Income from continuing operations before income tax expense	5,386	4,044	1,342
Income tax expense from continuing operations	(200)	(5)	(195)
Income from continuing operations	5,186	4,039	1,147
Loss from discontinued operations, net of income taxes	—	(265)	265
Net income	$5,186	$3,774	$1,412
Adjusted EBITDA (consolidated). For the year ended December 31, 2019 compared to the prior year, Adjusted EBITDA increased approximately $1.65 billion, or 17%. The increase was primarily due to the impact of multiple revenue-generating assets being placed in service and recent acquisitions, as well as increased demand for services on existing assets. The impact of new assets and acquisitions was approximately $784 million, of which the largest increases were from increased volumes to our Mariner East pipeline and terminal assets due to the addition of pipeline capacity in the fourth quarter of 2018 (a $274 million impact to the NGL and refined products transportation and services segment), the commissioning of our fifth and sixth fractionators (a $131 million impact to the NGL and refined products transportation and services segment), the ramp up of volumes on our Bayou Bridge system due to placing phase II in service in the second quarter of 2019 (a $60 million impact to our crude oil transportation and services segment), the Rover pipeline (a $78 million impact to the interstate transportation and storage segment), the addition of gas processing capacity to our Arrowhead gas plant (a $31 million impact to our midstream segment), placing our Permian Express 4 pipeline in service in October 2019 (a $26 million impact to our crude oil transportation and services segment) and the acquisition of USAC (a net impact of $131 million among the investment in USAC and all other segments). The remainder of the increase in Adjusted EBITDA was primarily due to stronger demand on existing assets, particularly due to increased throughput on our Bakken Pipeline system as well as increased production in the Permian, which impacted multiple segments. Additional discussion of these and other factors affecting Adjusted EBITDA is included in the analysis of Segment Adjusted EBITDA in the “Segment Operating Results” section below.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased primarily due to additional depreciation from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased during the year ended December 31, 2019 compared to the prior year primarily due to the following:

•
an increase of $470 million recognized by the Partnership (excluding Sunoco LP and USAC) primarily related to an increase in long-term debt, which included $4.2 billion of senior notes issued in the ET-ETO senior note exchange (discussed below under “Description of Indebtedness”), as well as additional senior note issuances and borrowings under our revolving credit facilities;

•
an increase of $49 million recognized by USAC primarily attributable to higher overall debt balances and higher interest rates on borrowings under the credit agreement. These increases were partially offset by the decrease in borrowings under the credit agreement; and

•	an increase of $29 million recognized by Sunoco LP due to an increase in total long-term debt.
Impairment Losses. During the year ended December 31, 2019, the Partnership recognized goodwill impairments of $12 million related to the Southwest Gas operations within the interstate transportation and storage segment and $9 million related to our North Central operations within the midstream segment, both of which were primarily due to changes in assumptions related to projected future revenues and cash flows. Also during the year ended December 31, 2019, Sunoco LP recognized a $47 million write-down on assets held for sale related to its ethanol plant in Fulton, New York, and USAC recognized a $6 million fixed asset impairment related to certain idle compressor assets.
During the year ended December 31, 2018, the Partnership recognized goodwill impairments of $378 million and asset impairments of $4 million related to our midstream operations and asset impairments of $9 million related to idle leased assets in our crude operations. Sunoco LP recognized a $30 million indefinite-lived intangible asset impairment related to contractual rights. USAC recognized a $9 million fixed asset impairment related to certain idle compressor assets. Additional discussion on these impairments is included in “Estimates and Critical Accounting Policies” below.
Gains (Losses) on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Losses on interest rate derivatives during the year ended December 31, 2019 resulted from a decrease in forward interest rates and gains in 2018 resulted from an increase in forward interest rates.
Unrealized Losses on Commodity Risk Management Activities.  The unrealized losses on our commodity risk management activities include changes in fair value of commodity derivatives and the hedged inventory included in designated fair value hedging relationships.  Information on the unrealized gains and losses within each segment are included in “Segment Operating Results” below, and additional information on the commodity-related derivatives, including notional volumes, maturities and fair values, is available in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and in Note 13 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco LP primarily driven by changes in fuel prices between periods.
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
Income Tax Expense. For the year ended December 31, 2019 compared to the prior year, income tax expense increased due to an increase in income at our corporate subsidiaries and the recognition of a favorable state tax rate change in the prior period.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2019	2018	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$148	$141	$7
FEP	59	55	4
MEP	15	31	(16)
Other	76	117	(41)
Total equity in earnings of unconsolidated affiliates	$298	$344	$(46)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$342	$337	$5
FEP	75	74	1
MEP	60	81	(21)
Other	144	163	(19)
Total Adjusted EBITDA related to unconsolidated affiliates	$621	$655	$(34)

Distributions received from unconsolidated affiliates:
Citrus	$178	$171	$7
FEP	73	68	5
MEP	36	48	(12)
Other	96	110	(14)
Total distributions received from unconsolidated affiliates	$383	$397	$(14)

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
For additional information regarding our business segments, see “Item 1. Business” and Notes 1 and 16 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”
Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2019	2018	Change
Natural gas transported (BBtu/d)	12,442	10,873	1,569
Revenues	$3,099	$3,737	$(638)
Cost of products sold	1,909	2,665	(756)
Segment margin	1,190	1,072	118
Unrealized losses on commodity risk management activities	2	38	(36)
Operating expenses, excluding non-cash compensation expense	(190)	(189)	(1)
Selling, general and administrative expenses, excluding non-cash compensation expense	(29)	(27)	(2)
Adjusted EBITDA related to unconsolidated affiliates	25	32	(7)
Other	1	1	—
Segment Adjusted EBITDA	$999	$927	$72
Volumes.  For the year ended December 31, 2019 compared to the prior year, transported volumes increased primarily due to the impact of reflecting RIGS as a consolidated subsidiary beginning April 2018 and the impact of the Red Bluff Express pipeline coming online in May 2018, as well as the impact of favorable market pricing spreads.
Segment Margin.  The components of our intrastate transportation and storage segment margin were as follows:

	Years Ended December 31,
	2019	2018	Change
Transportation fees	$614	$525	$89
Natural gas sales and other (excluding unrealized gains and losses)	505	510	(5)
Retained fuel revenues (excluding unrealized gains and losses)	50	59	(9)
Storage margin, including fees (excluding unrealized gains and losses)	23	16	7
Unrealized losses on commodity risk management activities	(2)	(38)	36
Total segment margin	$1,190	$1,072	$118

Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•
an increase of $64 million in transportation fees, excluding the impact of consolidating RIGS beginning April 2018 as discussed below, primarily due to the Red Bluff Express pipeline coming online in May 2018, as well as new contracts;

•
a net increase of $11 million primarily due to the consolidation of RIGS beginning April 2018, resulting in increases in transportation fees, retained fuel revenues and operating expenses of $24 million, $2 million and $6 million, respectively, partially offset by a decrease in Adjusted EBITDA related to unconsolidated affiliates of $9 million; and

•
an increase of $7 million in realized storage margin primarily due to a realized adjustment to the Bammel storage inventory of $25 million in 2018 and higher storage fees, partially offset by a $20 million decrease due to lower physical withdrawals; partially offset by

•	a decrease of $9 million in retained fuel revenues primarily due to lower gas prices; and

•	a decrease of $5 million in realized natural gas sales and other due to lower realized gains from pipeline optimization activity.
Interstate Transportation and Storage

	Years Ended December 31,
	2019	2018	Change
Natural gas transported (BBtu/d)	11,346	9,542	1,804
Natural gas sold (BBtu/d)	17	17	—
Revenues	$1,963	$1,682	$281
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(569)	(431)	(138)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(72)	(63)	(9)
Adjusted EBITDA related to unconsolidated affiliates	477	492	(15)
Other	(7)	—	(7)
Segment Adjusted EBITDA	$1,792	$1,680	$112
Volumes. For the year ended December 31, 2019 compared to the prior year, transported volumes increased as a result of the addition of new contracted volumes for delivery out of the Haynesville Shale, higher volumes on our Rover pipeline as a result of the full year availability of new supply connections, and higher throughput on Trunkline and Panhandle due to increased utilization of higher contracted capacity.
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:

•	an increase in margin of $231 million from the Rover pipeline due to higher reservation and usage resulting from additional connections and utilization of additional compression;

•
an increase of $40 million in reservation and usage fees due to improved market conditions allowing us to successfully bring new volumes to the system at improved rates, primarily on our Transwestern, Tiger and Panhandle Eastern systems; and

•
an increase of $6 million from the Sea Robin pipeline due to higher rates resulting from the rate case filed in June 2019, as well as fewer third party supply interruptions on the Sea Robin system; partially offset by

•
an increase of $138 million in operating expense primarily due to an increase in ad valorem taxes of $126 million on the Rover pipeline system resulting from placing the final portions of this asset into service in November 2018, an increase of $24 million in transportation expense on Rover due to an increase in transportation volumes, an increase of $5 million in allocated overhead costs and additional operating expense of $4 million for assets acquired in June 2019, partially offset by lower gas imbalance and system gas activity of $15 million and lower storage capacity leased on the Panhandle Eastern system of $8 million;

•
an increase of $9 million in selling, general and administrative expenses primarily due to an increase in insurance expense of $8 million, an increase in employee cost of $4 million, and an increase in allocated overhead costs of $3 million, partially offset by lower Ohio excise tax on our Rover system; and

•
a decrease of $15 million in adjusted EBITDA related to unconsolidated affiliates primarily resulting from a $20 million decrease due to lower earnings from MEP as a result of lower capacity being re-contracted at lower rates on expiring contracts, partially offset by a $5 million increase from our Citrus joint venture as we brought new volumes to the system in 2019.

Midstream

	Years Ended December 31,
	2019	2018	Change
Gathered volumes (BBtu/d)	13,431	12,126	1,305
NGLs produced (MBbls/d)	570	540	30
Equity NGLs (MBbls/d)	31	29	2
Revenues	$6,019	$7,522	$(1,503)
Cost of products sold	3,570	5,145	(1,575)
Segment margin	2,449	2,377	72
Operating expenses, excluding non-cash compensation expense	(789)	(705)	(84)
Selling, general and administrative expenses, excluding non-cash compensation expense	(90)	(81)	(9)
Adjusted EBITDA related to unconsolidated affiliates	27	33	(6)
Other	2	3	(1)
Segment Adjusted EBITDA	$1,599	$1,627	$(28)
Volumes. For the year ended December 31, 2019 compared to the prior year, gathered volumes increased primarily due to increases in the Northeast, Permian, Ark-La-Tex, South Texas and North Texas regions. NGL production increased due to increases in the Permian and North Texas regions partially offset by ethane rejection in the South Texas region.
Segment Margin.  The table below presents the components of our midstream segment margin. For the year ended December 31, 2018, the amounts previously reported for fee-based and non-fee-based margin have been adjusted to reflect reclassification of certain contractual minimum fees from fee-based margin to non-fee-based margin in order to conform to the current period classification.

	Years Ended December 31,
	2019	2018	Change
Gathering and processing fee-based revenues	$1,998	$1,788	$210
Non-fee based contracts and processing	451	589	(138)
Total segment margin	$2,449	$2,377	$72
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:

•
a decrease of $138 million in non fee-based margin due to lower NGL prices of $131 million and lower gas prices of $58 million, offset by an increase of $51 million in non fee-based margin due to increased throughput volume in North Texas, South Texas and Permian regions;

•
an increase of $84 million in operating expenses due to increases of $33 million in outside services, $29 million in maintenance project costs, $17 million in employee costs and $6 million in office expenses and materials; and

•
an increase of $9 million in selling, general and administrative expenses primarily due to a decrease of $5 million in capitalized overhead and an increase of $4 million in insurance expense; partially offset by

•	an increase of $210 million in fee-based margin due to volume growth in the Northeast, Permian, Ark-La-Tex, North Texas and South Texas regions.

NGL and Refined Products Transportation and Services

	Years Ended December 31,
	2019	2018	Change
NGL transportation volumes (MBbls/d)	1,289	1,027	262
Refined products transportation volumes (MBbls/d)	583	621	(38)
NGL and refined products terminal volumes (MBbls/d)	944	812	132
NGL fractionation volumes (MBbls/d)	706	527	179
Revenues	$11,641	$11,123	$518
Cost of products sold	8,393	8,462	(69)
Segment margin	3,248	2,661	587
Unrealized (gains) losses on commodity risk management activities	81	(86)	167
Operating expenses, excluding non-cash compensation expense	(656)	(604)	(52)
Selling, general and administrative expenses, excluding non-cash compensation expense	(93)	(74)	(19)
Adjusted EBITDA related to unconsolidated affiliates	83	82	1
Segment Adjusted EBITDA	$2,663	$1,979	$684
Volumes. For the year ended December 31, 2019 compared to the prior year, throughput barrels on our Texas NGL pipeline system increased due to higher receipt of liquids production from both wholly-owned and third-party gas plants primarily in the Permian and North Texas regions. In addition, NGL transportation volumes on our Northeast assets increased due to the initiation of service on the Mariner East 2 pipeline system.
Refined products transportation volumes decreased for the year ended December 31, 2019 compared to prior year due to the closure of a third party refinery during the third quarter of 2019, negatively impacting supply to our refined products transportation system. These decreases in volumes are partially offset by the initiation of service on the JC Nolan Pipeline in the third quarter of 2019.
NGL and refined products terminal volumes increased for the year ended December 31, 2019 compared to the prior year primarily due to the initiation of service on our Mariner East 2 pipeline system which commenced operations in the fourth quarter of 2018.
Average volumes fractionated at our Mont Belvieu, Texas fractionation facility increased for the year ended December 31, 2019 compared to the prior year primarily due to the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Years Ended December 31,
	2019	2018	Change
Fractionators and refinery services margin	$664	$511	$153
Transportation margin	1,716	1,233	483
Storage margin	223	211	12
Terminal Services margin	630	494	136
Marketing margin	96	126	(30)
Unrealized gains (losses) on commodity risk management activities	(81)	86	(167)
Total segment margin	$3,248	$2,661	$587
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $483 million in transportation margin primarily due to a $265 million increase resulting from the initiation of service on our Mariner East 2 pipeline in the fourth quarter of 2018, a $212 million increase resulting from higher throughput volumes received from the Permian region on our Texas NGL pipelines, a $29 million increase due to higher throughput volumes from the Barnett region, a $9 million increase from the Eagle Ford region, and a $9 million increase due to the initiation of service on the JC Nolan Pipeline. These increases were partially offset by a $21 million decrease resulting from Mariner East 1 pipeline downtime, a $13 million decrease due to the closure of a third-party refinery during the third quarter of 2019, negatively impacting refined product supply to our system, and a $5 million decrease due to the timing of deficiency fees on Mariner West;

•
an increase of $153 million in fractionation and refinery services margin primarily due to a $167 million increase resulting from the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively, and higher NGL volumes from the Permian region feeding our Mont Belvieu fractionation facility. This increase was partially offset by a reclassification between our fractionation and storage margins;

•
an increase of $136 million in terminal services margin primarily due to a $171 million increase from the initiation of service of our Mariner East 2 pipeline which commenced operations in the fourth quarter of 2018 and a $7 million increase due to increased tank lease revenue from third-party customers. These increases were partially offset by a $16 million decrease in volumes and expense reimbursements from third parties on Mariner East 1, a $16 million decrease due to lower volumes from third party pipeline, truck and rail deliveries into our Marcus Hook terminal, a $5 million decrease due to fewer vessels exported out of our Nederland terminal, and a $4 million decrease due to the closure of a third party refinery during the third quarter of 2019; and

•	an increase of $12 million in storage margin primarily due to a reclassification between our storage and fractionation margins; partially offset by

•
a decrease of $30 million in marketing margin primarily due to capacity lease fees incurred by our marketing affiliate on our Mariner East 2 pipeline, offset by increased gains from our butane blending business due to more favorable market conditions and increased volumes, as well as increased optimization gains from the sale of NGL component products at our Mont Belvieu facility;

•
an increase of $52 million in operating expenses primarily due to a $26 million increase in employee and ad valorem tax expenses on our terminals, fractionation, and transportation operations, a $14 million increase in utility costs to operate our pipelines and our fifth and sixth fractionators which commenced July 2018 and February 2019, respectively, and an $8 million increase in maintenance project costs due to the timing of multiple projects on our transportation assets; and

•
an increase of $19 million in general and administrative expenses primarily due to a $10 million increase in allocated overhead costs, a $5 million increase in insurance expenses, a $4 million increase in legal fees, and a $2 million increase in employee costs.

Crude Oil Transportation and Services

	Years Ended December 31,
	2019	2018	Change
Crude transportation volumes (MBbls/d)	4,662	4,172	490
Crude terminals volumes (MBbls/d)	2,068	2,096	(28)
Revenue	$18,307	$17,332	$975
Cost of products sold	14,649	14,439	210
Segment margin	3,658	2,893	765
Unrealized (gains) losses on commodity risk management activities	(70)	55	(125)
Operating expenses, excluding non-cash compensation expense	(560)	(547)	(13)
Selling, general and administrative expenses, excluding non-cash compensation expense	(84)	(86)	2
Adjusted EBITDA related to unconsolidated affiliates	6	15	(9)
Other	(1)	—	(1)
Segment Adjusted EBITDA	$2,949	$2,330	$619
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $640 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $282 million increase resulting from higher throughput on our Texas crude pipeline system primarily due to increased production from the Permian region and contributions from capacity expansion projects placed into service, a $219 million increase in throughput on our Bakken pipeline, a favorable inventory valuation adjustment of

$111 million for the 2019 year as compared to an unfavorable inventory valuation adjustment of $54 million for the 2018 year, partially offset by a $50 million reduction due to lower pipeline basis spreads net of hedges. We also realized a $66 million increase from higher volumes on our Bayou Bridge Pipeline and a $26 million increase primarily from higher throughput, ship loading and tank rental fees at our Nederland terminal; partially offset by a $54 million decrease from our Oklahoma assets resulting from lower volumes to the system as well as from the timing of a deficiency payment made in the prior year, a $12 million decrease due to the closure of a third party refinery which was the primary customer utilizing one of our northeast crude terminals. The remainder of the offsetting decrease was primarily attributable to a change in the presentation of certain intrasegment transactions, which were eliminated in the current period presentation but were shown on a gross basis in revenues and operating expenses in the prior period; partially offset by

•
an increase of $13 million in operating expenses primarily due to a $30 million increase in throughput-related costs on existing assets, partially offset by a $14 million decrease in management fees as well as the impact of certain intrasegment transactions discussed above; and

•	a decrease of $9 million in Adjusted EBITDA related to unconsolidated affiliates due to lower margin from jet fuel sales by our joint ventures.
Investment in Sunoco LP

	Years Ended December 31,
	2019	2018	Change
Revenues	$16,596	$16,994	$(398)
Cost of products sold	15,380	15,872	(492)
Segment margin	1,216	1,122	94
Unrealized (gains) losses on commodity risk management activities	(5)	6	(11)
Operating expenses, excluding non-cash compensation expense	(365)	(435)	70
Selling, general and administrative, excluding non-cash compensation expense	(123)	(129)	6
Adjusted EBITDA related to unconsolidated affiliates	4	—	4
Inventory valuation adjustments	(79)	85	(164)
Adjusted EBITDA from discontinued operations	—	(25)	25
Other, net	17	14	3
Segment Adjusted EBITDA	$665	$638	$27
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment increased due to the net impacts of the following:

•
a decrease in operating costs of $76 million, primarily as a result of the conversion of 207 retail sites to commission agent sites during April 2018. These expenses include other operating expense, general and administrative expense and lease expense; and

•	an increase of $25 million related to Adjusted EBITDA from discontinued operations related to the divestment of 1,030 company-operated fuel sites to 7-Eleven in January 2018; and

•	an increase of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to Sunoco LP’s investment in the JC Nolan joint venture; partially offset by

•
a decrease in the gross profit on motor fuel sales of $76 million (excluding the change in inventory fair value adjustments and unrealized gains and losses on commodity risk management activities) primarily due to lower fuel margins, a one-time benefit of approximately $25 million related to a cash settlement with a fuel supplier recorded in 2018 and an $8 million one-time charge related to a reserve for an open contractual dispute recorded in 2019, partially offset by an increase in gallons sold.

Investment in USAC

	Years Ended December 31,
	2019	2018	Change
Revenues	$698	$508	$190
Cost of products sold	91	67	24
Segment margin	607	441	166
Operating expenses, excluding non-cash compensation expense	(134)	(110)	(24)
Selling, general and administrative, excluding non-cash compensation expense	(53)	(50)	(3)
Other, net	—	8	(8)
Segment Adjusted EBITDA	$420	$289	$131
The investment in USAC segment reflects the consolidated results of USAC from April 2, 2018, the date ET obtained control of USAC. Changes between periods are primarily due to the consolidation of USAC beginning April 2, 2018.
All Other

	Years Ended December 31,
	2019	2018	Change
Revenue	$1,660	$2,228	$(568)
Cost of products sold	1,496	2,006	(510)
Segment margin	164	222	(58)
Unrealized gains on commodity risk management activities	(4)	(2)	(2)
Operating expenses, excluding non-cash compensation expense	(62)	(56)	(6)
Selling, general and administrative expenses, excluding non-cash compensation expense	(55)	(87)	32
Adjusted EBITDA related to unconsolidated affiliates	3	1	2
Other and eliminations	58	(2)	60
Segment Adjusted EBITDA	$104	$76	$28
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing operations;

•	our wholly-owned natural gas compression operations;

•
a non-controlling interest in PES. Prior to PES’s reorganization in August 2018, ETO’s 33% interest in PES was reflected as an unconsolidated affiliate; subsequent the August 2018 reorganization, ETO holds an approximately 7.4% interest in PES and no longer reflects PES as an affiliate; and

•	our investment in coal handling facilities.
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA increased due to the net impacts of the following:

•	an increase of $8 million in gains from park and loan and storage activity;

•	an increase of $11 million in optimized gains on residue gas sales;

•	an increase of $7 million from settled derivatives;

•	an increase of $15 million from a legal settlement;

•	an increase of $12 million from payments related to the PES bankruptcy;

•	an increase of $6 million from the recognition of deferred revenue related to a bankruptcy;

•	an increase of $3 million from power trading activities; and

•	a decrease of $21 million in merger and acquisition expenses; partially offset by

•	a decrease of $36 million due to the contribution of CDM to USAC in April 2018, subsequent to which CDM is reflected in the Investment in USAC segment;

•	a decrease of $8 million due to lower gas prices and increased power costs; and

•	a decrease of $11 million due to lower revenue from our compressor equipment business.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Consolidated Results

	Years Ended December 31,
	2018	2017	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$927	$626	$301
Interstate transportation and storage	1,680	1,274	406
Midstream	1,627	1,481	146
NGL and refined products transportation and services	1,979	1,641	338
Crude oil transportation and services	2,330	1,379	951
Investment in Sunoco LP	638	732	(94)
Investment in USAC	289	—	289
All other	76	219	(143)
Total	9,546	7,352	2,194
Depreciation, depletion and amortization	(2,843)	(2,541)	(302)
Interest expense, net of interest capitalized	(1,709)	(1,575)	(134)
Impairment losses	(431)	(1,039)	608
Gains (losses) on interest rate derivatives	47	(37)	84
Non-cash compensation expense	(105)	(99)	(6)
Unrealized gains (losses) on commodity risk management activities	(11)	59	(70)
Inventory valuation adjustments	(85)	24	(109)
Losses on extinguishments of debt	(109)	(42)	(67)
Adjusted EBITDA related to unconsolidated affiliates	(655)	(716)	61
Equity in earnings of unconsolidated affiliates	344	144	200
Impairment of investments in unconsolidated affiliates	—	(313)	313
Adjusted EBITDA related to discontinued operations	25	(223)	248
Other, net	30	154	(124)
Income from continuing operations before income tax (expense) benefit	4,044	1,148	2,896
Income tax (expense) benefit from continuing operations	(5)	1,804	(1,809)
Income from continuing operations	4,039	2,952	1,087
Loss from discontinued operations, net of income taxes	(265)	(177)	(88)
Net income	$3,774	$2,775	$999
Adjusted EBITDA (consolidated). For the year ended December 31, 2018 compared to the prior year, Adjusted EBITDA increased approximately $2.2 billion, or 30%. The increase was primarily due to the impact of multiple revenue-generating assets being placed in service and recent acquisitions, as well as increased demand for services on existing assets. The impact of new assets and acquisitions was approximately $1.2 billion, of which the largest increases were from the Bakken pipeline (a $546 million impact to the crude oil transportation and services segment), the Rover pipeline (a $359 million impact to the interstate transportation and storage segment) and the acquisition of USAC (a net impact of $191 million among the investment in USAC and all other segments). The remainder of the increase in Adjusted EBITDA was primarily due to stronger demand on existing assets, particularly due to increased production in the Permian, which impacted multiple segments. Additional discussion of these and other factors affecting Adjusted EBITDA is included in the analysis of Segment Adjusted EBITDA in the “Segment Operating Results” section below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased primarily due to additional depreciation from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased during the year ended December 31, 2018 compared to December 31, 2017 primarily due to the following:

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
Other, net. Other, net in 2018 and 2017 primarily includes amortization of regulatory assets and other income and expense amounts.
Income Tax (Expense) Benefit. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for taxable years beginning after December 31, 2017. As a result, the Partnership recognized a deferred tax benefit of $1.78 billion in December 2017. For the year ended December 2018, the Partnership recorded an income tax expense due to pre-tax income at its corporate subsidiaries, partially offset by a statutory rate reduction.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2018	2017	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$141	$144	$(3)
FEP	55	53	2
MEP	31	38	(7)
HPC (1)(2)	3	(168)	171
Other	114	77	37
Total equity in earnings of unconsolidated affiliates	$344	$144	$200

Adjusted EBITDA related to unconsolidated affiliates(3):
Citrus	$337	$336	$1
FEP	74	74	—
MEP	81	88	(7)
HPC (2)	9	46	(37)
Other	154	172	(18)
Total Adjusted EBITDA related to unconsolidated affiliates	$655	$716	$(61)

Distributions received from unconsolidated affiliates:
Citrus	$171	$156	$15
FEP	68	47	21
MEP	48	114	(66)
HPC (2)	—	35	(35)
Other	110	80	30
Total distributions received from unconsolidated affiliates	$397	$432	$(35)

(1)
The partnership previously owned a 49.99% interest in HPC, which owns RIGS. In April 2018, we acquired the remaining 50.01% interest in HPC. Prior to April 2018, HPC was reflected as an unconsolidated affiliate in our financial statements; beginning in April 2018, RIGS is reflected as a wholly-owned subsidiary in our financial statements.

(2)
For the year ended December 31, 2017, equity in earnings of unconsolidated affiliates includes the impact of non-cash impairments recorded by HPC, which reduced the Partnership’s equity in earnings by $185 million.

(3)
These amounts represent our proportionate share of the Adjusted EBITDA of our unconsolidated affiliates and are based on our equity in earnings or losses of our unconsolidated affiliates adjusted for our proportionate share of the unconsolidated affiliates’ interest, depreciation, depletion, amortization, non-cash items and taxes.

Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2018	2017	Change
Natural gas transported (BBtu/d)	10,873	8,760	2,113
Revenues	$3,737	$3,083	$654
Cost of products sold	2,665	2,327	338
Segment margin	1,072	756	316
Unrealized (gains) losses on commodity risk management activities	38	(5)	43
Operating expenses, excluding non-cash compensation expense	(189)	(168)	(21)
Selling, general and administrative, excluding non-cash compensation expense	(27)	(22)	(5)
Adjusted EBITDA related to unconsolidated affiliates	32	64	(32)
Other	1	1	—
Segment Adjusted EBITDA	$927	$626	$301
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

•	a decrease of $33 million in realized storage margin primarily due to an adjustment to the Bammel storage inventory, lower storage fees and lower realized derivative gains.

Interstate Transportation and Storage

	Years Ended December 31,
	2018	2017	Change
Natural gas transported (BBtu/d)	9,542	6,058	3,484
Natural gas sold (BBtu/d)	17	18	(1)
Revenues	$1,682	$1,131	$551
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(431)	(315)	(116)
Selling, general and administrative, excluding non-cash compensation, amortization and accretion expenses	(63)	(41)	(22)
Adjusted EBITDA related to unconsolidated affiliates	492	498	(6)
Other	—	1	(1)
Segment Adjusted EBITDA	$1,680	$1,274	$406
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

•	a decrease of $6 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower margins on MEP due to lower rates on renewals of expiring long term contracts.
Midstream

	Years Ended December 31,
	2018	2017	Change
Gathered volumes (BBtu/d):	12,126	10,956	1,170
NGLs produced (MBbls/d):	540	472	68
Equity NGLs (MBbls/d):	29	27	2
Revenues	$7,522	$6,943	$579
Cost of products sold	5,145	4,761	384
Segment margin	2,377	2,182	195
Unrealized gains on commodity risk management activities	—	(15)	15
Operating expenses, excluding non-cash compensation expense	(705)	(638)	(67)
Selling, general and administrative, excluding non-cash compensation expense	(81)	(78)	(3)
Adjusted EBITDA related to unconsolidated affiliates	33	28	5
Other	3	2	1
Segment Adjusted EBITDA	$1,627	$1,481	$146

Volumes. Gathered volumes and NGL production increased during the year ended December 31, 2018 compared to the prior year primarily due to increases in the North Texas, Permian and Northeast regions, partially offset by smaller declines in other regions.
Segment Margin.  The table below presents the components of our midstream segment margin. For the years ended December 31, 2018 and 2017, the amounts previously reported for fee-based and non-fee-based margin have been adjusted to reflect reclassification of certain contractual minimum fees from fee-based margin to non-fee-based margin in order to conform to the current period classification.

	Years Ended December 31,
	2018	2017	Change
Gathering and processing fee-based revenues	$1,788	$1,690	$98
Non-fee based contracts and processing (excluding unrealized gains and losses)	589	477	112
Unrealized gains on commodity risk management activities	—	15	(15)
Total segment margin	$2,377	$2,182	$195
Segment Adjusted EBITDA. For the year ended December 31, 2018 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:

•	an increase of $98 million in fee-based margin due to growth in the North Texas, Permian and Northeast regions, offset by declines in the Ark-La-Tex and midcontinent/Panhandle regions;

•	an increase of $79 million in non fee-based margin due to increased throughput volume in the North Texas and Permian regions;

•	an increase of $33 million in non fee-based margin due to higher crude oil and NGL prices; and

•	an increase of $5 million in Adjusted EBITDA related to unconsolidated affiliates due to higher earnings from our Aqua, Mi Vida and Ranch joint ventures; partially offset by

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
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Years Ended December 31,
	2018	2017	Change
Fractionators and refinery services margin	$511	$415	$96
Transportation margin	1,233	990	243
Storage margin	211	214	(3)
Terminal Services margin	494	424	70
Marketing margin	126	71	55
Unrealized gains on commodity risk management activities	86	26	60
Total segment margin	$2,661	$2,140	$521
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

•
an increase in fractionation and refinery services margin of $96 million primarily due to a $106 million increase resulting from the commissioning of our fifth fractionator in July 2018 and a $7 million increase from blending gains as a result of improved market pricing. These increases were partially offset by a $16 million decrease resulting from a reclassification between our transportation and fractionation margins and a $2 million decrease from higher affiliate storage fees paid;

•
an increase in terminal services margin of $70 million due to a $36 million increase resulting from a change in the classification of certain customer reimbursements previously recorded in operating expenses, a $23 million increase at our Nederland terminal due to increased export demand and a $12 million increase due to higher throughput at our Marcus Hook Industrial Complex. These increases were partially offset by lower terminal throughput fees in part due to the sale of one of our terminals in April 2017;

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
Segment Adjusted EBITDA. For the year ended December 31, 2018 compared to the prior year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $1.07 billion in segment margin (excluding unrealized losses on commodity risk management activities) primarily due to the following: a $586 million increase resulting from placing the Bakken pipeline in service in the second quarter of 2017, a $266 million increase resulting from higher throughput on our Texas crude pipeline system primarily due to increased production from Permian producers; and gains of $355 million due to more favorable basis spreads; partially offset by an unfavorable inventory valuation adjustment of $54 million for the 2018 year as compared to a favorable inventory valuation adjustment of $82 million for the 2017 year; and

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

•	an increase of $4 million in selling, general and administrative expenses primarily due to increases associated with placing our Bakken Pipeline in service in the second quarter of 2017.

Investment in Sunoco LP

	Years Ended December 31,
	2018	2017	Change
Revenues	$16,994	$11,723	$5,271
Cost of products sold	15,872	10,615	5,257
Segment margin	1,122	1,108	14
Unrealized (gains) losses on commodity risk management activities	6	(3)	9
Operating expenses, excluding non-cash compensation expense	(435)	(456)	21
Selling, general and administrative, excluding non-cash compensation expense	(129)	(116)	(13)
Inventory valuation adjustments	85	(24)	109
Adjusted EBITDA from discontinued operations	(25)	223	(248)
Other, net	14	—	14
Segment Adjusted EBITDA	$638	$732	$(94)
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
The investment in USAC segment reflects the consolidated results of USAC from April 2, 2018, the date ET obtained control of USAC, through December 31, 2018. Changes between periods are due to the consolidation of USAC beginning April 2, 2018.

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
Amounts reflected in our all other segment during the periods presented above primarily include:

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
Segment Adjusted EBITDA. For the year ended December 31, 2018 compared to the prior year, Segment Adjusted EBITDA decreased due to the net impacts of the following:

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

The Partnership currently expects capital expenditures in 2020 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$20	$30	$40	$45
Interstate transportation and storage (1)	100	125	140	145
Midstream	625	650	125	130
NGL and refined products transportation and services (1)	2,550	2,650	100	110
Crude oil transportation and services	500	525	165	175
All other (including eliminations)	25	50	75	80
Total capital expenditures	$3,820	$4,030	$645	$685

(1)
Includes capital expenditures related to our proportionate ownership of the Bakken, Rover, and Bayou Bridge pipeline projects and our proportionate ownership of the Orbit Gulf Coast NGL export project.

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
We generally fund maintenance capital expenditures and distributions with cash flows from operating activities. We generally expect to fund growth capital expenditures with proceeds of borrowings under ETO credit facilities, along with cash from operations.
As of December 31, 2019, in addition to $253 million of cash on hand, we had available capacity under the ETO Credit Facilities of $1.71 billion. Based on our current estimates, we expect to utilize capacity under the ETO Credit Facilities, along with cash from operations, to fund our announced growth capital expenditures and working capital needs through the end of 2020; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects, to maintain investment grade credit metrics or other partnership purposes.
Sunoco LP
Sunoco LP’s primary sources of liquidity consist of cash generated from operating activities, borrowings under its $1.50 billion credit facility and the issuance of additional long-term debt or partnership units as appropriate given market conditions. At December 31, 2019, Sunoco LP had available borrowing capacity of $1.33 billion under its revolving credit facility and $21 million of cash and cash equivalents on hand.
In 2020, Sunoco LP expects to invest approximately $130 million in growth capital expenditures and approximately $45 million on maintenance capital expenditures. Sunoco LP may revise the timing of these expenditures as necessary to adapt to economic conditions.
USAC
USAC currently plans to spend approximately $32 million in maintenance capital expenditures during 2020, including parts consumed from inventory.
Without giving effect to any equipment USAC may acquire pursuant to any future acquisitions, it currently has budgeted between $110 million and $120 million in expansion capital expenditures during 2020. As of December 31, 2019, USAC has binding commitments to purchase $49 million of additional compression units, all of which USAC expects to be delivered in 2020.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price of our products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions, and other factors.

Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation, depletion and amortization expense and non-cash compensation expense. The increase in depreciation, depletion and amortization expense during the periods presented primarily resulted from construction and acquisitions of assets, while changes in non-cash compensation expense resulted from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of derivative assets and liabilities, timing of accounts receivable collection, payments on accounts payable, the timing of purchases and sales of inventories, and the timing of advances and deposits received from customers.
Following is a summary of operating activities by period:
Year Ended December 31, 2019
Cash provided by operating activities in 2019 was $8.25 billion and income from continuing operations was $5.19 billion.  The difference between net income and cash provided by operating activities in 2019 primarily consisted of non-cash items totaling $3.27 billion offset by net changes in operating assets and liabilities of $479 million. The non-cash activity in 2019 consisted primarily of depreciation, depletion and amortization of $3.12 billion, impairment losses of $74 million, non-cash compensation expense of $111 million, equity in earnings of unconsolidated affiliates of $298 million, inventory valuation adjustments of $79 million, losses on extinguishment of debt of $2 million, and deferred income tax expense of $221 million. The Partnership also received distributions of $285 million from unconsolidated affiliates.
Year Ended December 31, 2018
Cash provided by operating activities in 2018 was $7.56 billion and income from continuing operations was $4.04 billion.  The difference between net income and cash provided by operating activities in 2018 primarily consisted of non-cash items totaling $3.11 billion offset by net changes in operating assets and liabilities of $117 million. The non-cash activity in 2018 consisted primarily of depreciation, depletion and amortization of $2.84 billion, impairment losses of $431 million, non-cash compensation expense of $105 million, equity in earnings of unconsolidated affiliates of $344 million, inventory valuation adjustments of $85 million, losses on extinguishment of debt of $109 million and a deferred income tax expense of $8 million. The Partnership also received distributions of $328 million from unconsolidated affiliates.
Year Ended December 31, 2017
Cash provided by operating activities in 2017 was $4.82 billion and income from continuing operations was $2.95 billion.  The difference between net income and cash provided by operating activities in 2017 primarily consisted of non-cash items totaling $1.78 billion offset by net changes in operating assets and liabilities of $173 million. The non-cash activity in 2017 consisted primarily of depreciation, depletion and amortization of $2.54 billion, impairment losses of $1.04 billion, impairment in unconsolidated affiliates of $313 million, non-cash compensation expense of $99 million, equity in earnings of unconsolidated affiliates of $144 million, inventory valuation adjustments of $24 million, losses on extinguishment of debt of $42 million and a deferred income tax benefit of $1.84 billion. The Partnership also received distributions of $297 million from unconsolidated affiliates.
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
Following is a summary of investing activities by period:
Year Ended December 31, 2019
Cash used in investing activities in 2019 was $6.12 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $5.86 billion.  Additional detail related to our capital expenditures is provided in the table below. During 2019, we received $93 million of cash proceeds from the sale of a noncontrolling interest in a subsidiary and paid $7 million in cash for all other acquisitions. We received $54 million of cash proceeds from the sale of assets. The Partnership also received distributions of $98 million from unconsolidated affiliates.
Year Ended December 31, 2018
Cash used in investing activities in 2018 was $6.90 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $7.30 billion.  Additional detail related to our capital expenditures is provided in the table below.  We received $711 million of net cash proceeds related to the USAC acquisition and paid $429 million in cash for all other acquisitions. We received $87 million of cash proceeds from the sale of assets. The Partnership also received distributions of $69 million from unconsolidated affiliates.
Year Ended December 31, 2017
Cash used in investing activities in 2017 was $5.61 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $8.42 billion.  Additional detail related to our capital expenditures is provided in the table below. We paid $280 million in cash related to the acquisition of PennTex’s remaining noncontrolling interest and $303 million in cash for all other acquisitions. We received $2.00 billion in cash related to the Bakken equity sale to MarEn Bakken Company LLC, $1.48 billion in cash related to the Rover equity sale to Blackstone Capital Partners. We received $45 million of cash proceeds from the sale of assets. The Partnership also received distributions of $135 million from unconsolidated affiliates.

The following is a summary of the Partnership’s capital expenditures (including only our proportionate share of the Bakken, Rover, and Bayou Bridge pipeline projects, our proportionate share of the Orbit Gulf Coast NGL export project, and net of contributions in aid of construction costs) by period:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Year Ended December 31, 2019:
Intrastate transportation and storage	$87	$37	$124
Interstate transportation and storage	239	136	375
Midstream	669	157	826
NGL and refined products transportation and services	2,854	122	2,976
Crude oil transportation and services	310	82	392
Investment in Sunoco LP	108	40	148
Investment in USAC	170	30	200
All other (including eliminations)	165	48	213
Total capital expenditures	$4,602	$652	$5,254

Year Ended December 31, 2018:
Intrastate transportation and storage	$311	$33	$344
Interstate transportation and storage	695	117	812
Midstream	1,026	135	1,161
NGL and refined products transportation and services	2,303	78	2,381
Crude oil transportation and services	414	60	474
Investment in Sunoco LP (1)	72	31	103
Investment in USAC	182	23	205
All other (including eliminations)	117	33	150
Total capital expenditures	$5,120	$510	$5,630

Year Ended December 31, 2017:
Intrastate transportation and storage	$155	$20	$175
Interstate transportation and storage	645	83	728
Midstream	1,185	123	1,308
NGL and refined products transportation and services	2,899	72	2,971
Crude oil transportation and services	392	61	453
Investment in Sunoco LP (1)	129	48	177
All other (including eliminations)	196	72	268
Total capital expenditures	$5,601	$479	$6,080

(1)	Amounts related to Sunoco LP’s capital expenditures include capital expenditures related to discontinued operations.
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
Following is a summary of financing activities by period:
Year Ended December 31, 2019
Cash used in financing activities was $2.29 billion in 2019.  During 2019, we received net proceeds of $780 million from the issuance of preferred units. Net proceeds from the offering were used to repay outstanding borrowings under the ETO Credit

Facilities, to fund capital expenditures and acquisitions, as well as for general partnership purposes.  In 2019, we had a net increase in in our debt level of $4.38 billion. In 2019, we paid distributions of $6.28 billion to our partners and we paid distributions of $1.40 billion to noncontrolling interests. In addition, we received capital contributions of $348 million in cash from noncontrolling interests. During 2019, we incurred debt issuance costs of $117 million.
Year Ended December 31, 2018
Cash used in financing activities was $3.31 billion in 2018.  During 2018, we received $58 million in net proceeds from common unit offerings and $867 million in net proceeds from the issuance of preferred units. Net proceeds from the offerings were used to repay outstanding borrowings under the ETO Credit Facility, to fund capital expenditures and acquisitions as well as for general partnership purposes.  In 2018, we had a net increase in our debt level of $801 million. In 2018, we paid distributions of $4.56 billion to our partners and distributions of $1.17 billion to noncontrolling interests, including predecessor distributions. During 2018, we incurred debt issuance costs of $162 million, and our subsidiaries repurchased $300 million of common units in cash. In addition, we received capital contributions from noncontrolling interests of $649 million. Additionally, in 2018, our subsidiary received $465 million related to redeemable noncontrolling interests.
Year Ended December 31, 2017
Cash provided by financing activities was $572 million in 2017.  We received $2.28 billion in net proceeds from common unit offerings, $1.48 billion in net proceeds from the issuance of preferred units and we received $333 million in net proceeds from predecessor equity offerings. Net proceeds from the offerings and issuances were used to repay outstanding borrowings under the ETO Credit Facility, to fund capital expenditures and acquisitions as well as for general partnership purposes.  In 2017, we had a net decrease in our debt level of $421 million. In addition, we incurred debt issuance costs of $83 million. In 2017, we paid distributions of $3.47 billion to our partners and distributions of $714 million to noncontrolling interests, including predecessor distributions. In addition, we received capital contributions from noncontrolling interests of $1.21 billion.
Discontinued Operations
Cash flows from discontinued operations reflect cash flows related to Sunoco LP’s retail divestment.
Year Ended December 31, 2019
There were no cash flows related to discontinued operations during 2019.
Year Ended December 31, 2018
Cash provided by discontinued operations was $2.73 billion for the year ended December 31, 2018 resulting from cash used in operating activities of $484 million, cash provided by investing activities of $3.21 billion, and changes in cash included in current assets held for sale of $11 million.
Year Ended December 31, 2017
Cash provided by discontinued operations was $93 million for the year ended December 31, 2017 resulting from cash provided by operating activities of $136 million, cash used in investing activities of $38 million, and changes in cash included in current assets held for sale of $5 million.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31,
	2019	2018
ETO Senior Notes	$36,118	$28,755
Transwestern Senior Notes	575	575
Panhandle Senior Notes	235	385
Bakken Senior Notes	2,500	—
Sunoco LP Senior Notes, Term Loan and lease-related obligations	2,935	2,307
USAC Senior Notes	1,475	725
Revolving credit facilities:
ETO $2.00 billion Term Loan facility due October 2022	2,000	—
ETO $5.00 billion Revolving Credit Facility due December 2023	4,214	3,694
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	162	700
USAC $1.60 billion Revolving Credit Facility due April 2023	403	1,050
Bakken $2.50 billion Credit Facility due August 2019	—	2,500
Other long-term debt	2	7
Unamortized premiums, net of discounts and fair value adjustments	3	31
Deferred debt issuance costs	(276)	(221)
Total debt	50,346	40,508
Less: current maturities of long-term debt	12	2,655
Long-term debt, less current maturities	$50,334	$37,853
The terms of our consolidated indebtedness and that of our subsidiaries are described in more detail below and in Note 5 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Recent Transactions
ETO January 2020 Senior Notes Offering and Redemption
On January 22, 2020, ETO completed a registered offering (the “January 2020 Senior Notes Offering”) of $1.00 billion aggregate principal amount of the Partnership’s 2.900% Senior Notes due 2025, $1.50 billion aggregate principal amount of the Partnership’s 3.750% Senior Notes due 2030 and $2.00 billion aggregate principal amount of the Partnership’s 5.000% Senior Notes due 2050, (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed by the Partnership’s wholly owned subsidiary, Sunoco Logistics Partners Operations L.P., on a senior unsecured basis.
Utilizing proceeds from the January 2020 Senior Notes Offering, ETO redeemed its $400 million aggregate principal amount of 5.75% Senior Notes due September 1, 2020, its $1.05 billion aggregate principal amount of 4.15% Senior Notes due October 1, 2020, its $1.14 billion aggregate principal amount of 7.50% Senior Notes due October 15, 2020, its $250 million aggregate principal amount of 5.50% Senior Notes due February 15, 2020, ET’s $52 million aggregate principal amount of 7.50% Senior Notes due October 15, 2020 and Transwestern’s $175 million aggregate principal amount of 5.36% Senior Notes due December 9, 2020.
ETO Term Loan
On October 17, 2019, ETO entered into a term loan credit agreement (the “ETO Term Loan”) providing for a $2.00 billion three-year term loan credit facility. Borrowings under the term loan agreement mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. The term loan agreement is unsecured and is guaranteed by our subsidiary, Sunoco Logistics Partners Operations L.P.

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
Bakken Senior Notes Offering
In March 2019, Midwest Connector Capital Company LLC, a wholly-owned subsidiary of Dakota Access, issued the following senior notes related to the Bakken pipeline:

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
USAC Senior Notes Offering
In March 2019, USAC issued $750 million aggregate principal amount of 6.875% senior notes due 2027 in a private placement, and in December 2019, USAC exchanged those notes for substantially identical senior notes registered under the Securities Act. The net proceeds from this offering were used to repay a portion of USAC’s existing borrowings under its credit facility and for general partnership purposes.

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
ETO Term Loan
On October 17, 2019, ETO entered into a term loan credit agreement (the “ETO Term Loan”) providing for a $2.00 billion three-year term loan credit facility. Borrowings under the term loan agreement mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. The term loan agreement is unsecured and is guaranteed by our subsidiary, Sunoco Logistics Partners Operations L.P.
As of December 31, 2019, the ETO Term Loan had $2.00 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of December 31, 2019 was 2.78%.
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of December 31, 2019, the ETO Five-Year Credit Facility had $4.21 billion outstanding, of which $1.64 billion was commercial paper. The amount available for future borrowings was $709 million after taking into account letters of credit of $77 million. The weighted average interest rate on the total amount outstanding as of December 31, 2019 was 2.88%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 27, 2020. As of December 31, 2019, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
As of December 31, 2019, the Sunoco LP Credit Facility had $162 million outstanding borrowings and $8 million in standby letters of credit. The amount available for future borrowings was $1.33 billion at December 31, 2019. The weighted average interest rate on the total amount outstanding as of December 31, 2019 was 3.75%.
USAC Credit Facility
As of December 31, 2019, USAC had $403 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of December 31, 2019, USAC had $1.20 billion of availability under its credit facility. The weighted average interest rate on the total amount outstanding as of December 31, 2019 was 4.31%.
Covenants Related to Our Credit Agreements
Covenants Related to ETO
The agreements relating to the ETO senior notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.

The ETO Credit Facilities contain covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

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
The ETO Credit Facilities applicable margin and rate used in connection with the interest rates and commitment fees, respectively, are based on the credit ratings assigned to our senior, unsecured, non-credit enhanced long-term debt. The applicable margin for eurodollar rate loans under the ETO Five-Year Facility ranges from 1.125% to 2.000% and the applicable margin for base rate loans ranges from 0.125% to 1.000%. The applicable rate for commitment fees under the ETO Five-Year Facility ranges from 0.125% to 0.300%.  The applicable margin for eurodollar rate loans under the ETO 364-Day Facility ranges from 1.250% to 1.750% and the applicable margin for base rate loans ranges from 0.250% to 0.750%. The applicable rate for commitment fees under the ETO 364-Day Facility ranges from 0.125% to 0.225%.
The ETO Credit Facilities contain various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The ETO Credit Facilities also limit us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during a Specified Acquisition Period. Our Leverage Ratio was 4.04 to 1 at December 31, 2019, as calculated in accordance with the credit agreements.
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
Panhandle’s restrictive covenants include restrictions on liens securing debt and guarantees and restrictions on mergers and on the sales of assets. A breach of any of these covenants could result in acceleration of Panhandle’s debt.
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

•
a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (i) 5.5 to 1 through the end of the fiscal quarter ending December 31, 2019 and (ii) 5.0 to 1.0 thereafter, in each case subject to a provision for increases to such thresholds by 0.50 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.

Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2019.
Contractual Obligations
The following table summarizes our long-term debt and other contractual obligations as of December 31, 2019:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$50,619	$3,021	$7,204	$13,297	$27,097
Interest on long-term debt(1)	40,939	2,522	4,917	4,276	29,224
Payments on derivatives	401	150	251	—	—
Purchase commitments (2)	2,133	2,053	57	7	16
Transportation, natural gas storage and fractionation contracts	16	5	6	5	—
Operating lease obligations	1,548	98	166	140	1,144
Service concession arrangement(3)	379	15	30	32	302
Other(4)	190	25	48	40	77
Total(5)	$96,225	$7,889	$12,679	$17,797	$57,860

(1)
Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2019. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2019. To the extent interest rates change, our contractual obligations for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(2)
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for refined product and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2019 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

(3)	Includes minimum guaranteed payments under service concession arrangements with New Jersey Turnpike Authority and New York Thruway Authority.

(4)
Expected contributions to fund our pension and postretirement benefit plans were included in “Other” above. Environmental liabilities, AROs, unrecognized tax benefits, contingency accruals and deferred revenue, which were included in “Other non-current liabilities” in our consolidated balance sheets, were excluded from the table above as the amounts do not represent contractual obligations or, in some cases, the amount and/or timing of the cash payments is uncertain.

(5)	Excludes non-current deferred tax liabilities of $3.11 billion due to uncertainty of the timing of future cash flows for such liabilities.
Cash Distributions
ETO Preferred Unit Distributions
Distributions on the Partnership’s Series A, Series B, Series C, Series D and Series E preferred units declared and/or paid by the Partnership were as follows:

Period Ended	Record Date	Payment Date	Series A (1)		Series B (1)		Series C		Series D		Series E
December 31, 2017	February 1, 2018	February 15, 2018	$15.4510	*	$16.3780	*	$—		$—		$—
June 30, 2018	August 1, 2018	August 15, 2018	31.2500		33.1250		0.5634	*	—		—
September 30, 2018	November 1, 2018	November 15, 2018	—		—		0.4609		0.5931	*	—
December 31, 2018	February 1, 2019	February 15, 2019	31.2500		33.1250		0.4609		0.4766		—
March 31, 2019	May 1, 2019	May 15, 2019	—		—		0.4609		0.4766		—
June 30, 2019	August 1, 2019	August 15, 2019	31.2500		33.1250		0.4609		0.4766		0.5806	*
September 30, 2019	November 1, 2019	November 15, 2019	—		—		0.4609		0.4766		0.4750
December 31, 2019	February 3, 2020	February 18, 2020	31.2500		33.1250		0.4609		0.4766		0.4750

*	Represent prorated initial distributions. Prorated initial distributions on the recently issued Series F and Series G preferred units will be payable in May 2020.
(1)    Series A Preferred Units and Series B Preferred Unit distributions are paid on a semi-annual basis.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%

Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 13, 2017	February 21, 2017	$0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255
June 30, 2017	August 7, 2017	August 15, 2017	0.8255
September 30, 2017	November 7, 2017	November 14, 2017	0.8255
December 31, 2017	February 6, 2018	February 14, 2018	0.8255
March 31, 2018	May 7, 2018	May 15, 2018	0.8255
June 30, 2018	August 7, 2018	August 15, 2018	0.8255
September 30, 2018	November 6, 2018	November 14, 2018	0.8255
December 31, 2018	February 6, 2019	February 14, 2019	0.8255
March 31, 2019	May 7, 2019	May 15, 2019	0.8255
June 30, 2019	August 6, 2019	August 14, 2019	0.8255
September 30, 2019	November 5, 2019	November 19, 2019	0.8255
December 31, 2019	February 7, 2020	February 19, 2020	0.8255
USAC Cash Distributions
Subsequent to the Energy Transfer Merger and USAC Transactions described in Note 1 and Note 3, respectively, ETO owned approximately 39.7 million USAC common units and 6.4 million USAC Class B units. Subsequent to the conversion of the USAC Class B Units to USAC common units on July 30, 2019, ETO owns approximately 46.1 million USAC common units. As of December 31, 2019, USAC had approximately 96.6 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.
Distributions on USAC’s units declared and/or paid by USAC subsequent to the USAC transaction on April 2, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2018	May 1, 2018	May 11, 2018	$0.5250
June 30, 2018	July 30, 2018	August 10, 2018	0.5250
September 30, 2018	October 29, 2018	November 09, 2018	0.5250
December 31, 2018	January 28, 2019	February 8, 2019	0.5250
March 31, 2019	April 29, 2019	May 10, 2019	0.5250
June 30, 2019	July 29, 2019	August 9, 2019	0.5250
September 30, 2019	October 28, 2019	November 8, 2019	0.5250
December 31, 2019	January 27, 2020	February 7, 2020	0.5250

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
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream, NGL and intrastate transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2019 represent the actual results in all material respects.
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
Results from the midstream segment are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through our pipeline and gathering systems and the level of natural gas and NGL prices. We generate midstream revenues and segment margins principally under fee-based or other arrangements in which we receive a fee for natural gas gathering, compressing, treating or processing services. The revenue earned from these arrangements is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. Our midstream segment also generates revenues from the sale of residue gas and NGLs at the tailgate of our processing facilities primarily to affiliates and some third-party customers.
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
Lease Accounting.  At the inception of each lease arrangement, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify lease assets as operating or finance leases under Topic 842. The Partnership has elected not to record any leases with terms of 12 months or less on the balance sheet.
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
Management does not believe that any of the goodwill balances in its reporting units is currently at significant risk of impairment; however, of the $4.90 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2019, approximately $380 million is recorded in reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test.
During the year ended December 31, 2019, the Partnership recorded the following impairments:

•
A $12 million impairment was recorded related to the goodwill associated with the Partnership’s Southwest Gas operations within the interstate segment primarily due to decreases in projected future revenues and cash flows. Additionally, the Partnership recorded a $9 million impairment related to the goodwill associated with the Partnership’s North Central operations within the midstream segment primarily due to changes in assumptions related to projected future revenues and cash flows.

•	Sunoco LP recognized a $47 million write-down on assets held for sale related to its ethanol plant in Fulton, New York.

•	USAC also recognized a $6 million fixed asset impairment related to certain idle compressor assets.
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

•
Sunoco LP also recognized a $30 million impairment charge on its contractual rights primarily due to decreases in projected future revenues and cash flows from the date the intangible assets were originally recorded.

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
Except for the 2017 impairment of the goodwill associated with CDM, as discussed above, the goodwill impairments recorded by the Partnership during the years ended December 31, 2019, 2018 and 2017 represented all of the goodwill within the respective reporting units.
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
Additionally, Sunoco LP performed impairment tests on its indefinite-lived intangible assets during the fourth quarter of 2017 and recognized a total of $17 million in impairment charges on their contractual rights and liquor licenses primarily due to decreases in projected future revenues and cash flows from the date the intangible assets were originally recorded.
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
An ARO is required to be recorded when a legal obligation to retire an asset exists and such obligation can be reasonably estimated. We will record an ARO in the periods in which management can reasonably estimate the settlement dates.
Except for certain amounts discussed below, management was not able to reasonably measure the fair value of AROs as of December 31, 2019 and 2018, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. ETC Sunoco has legal AROs for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, ETC Sunoco is legally or contractually required to abandon in place or remove the asset. We believe we may have additional AROs related to ETC Sunoco’s pipeline assets and storage tanks, for which it is not possible to estimate whether or when the AROs will be settled. Consequently, these AROs cannot be measured at this time. Sunoco LP has AROs related to the estimated future cost to remove underground storage tanks.
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
Other non-current assets on the Partnership’s consolidated balance sheet included $31 million and $26 million of legally restricted funds for the purpose of settling AROs as of December 31, 2019 and 2018, respectively.
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
In general, each remediation site/issue is evaluated individually based upon information available for the site/issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (e.g., service station sites) in determining the amount of probable loss accrual to be recorded. The Partnership’s estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance requires that the minimum of the range be accrued. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheet reflected $317 million in environmental accruals as of December 31, 2019.
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
Deferred Income Taxes. ETO recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to state and federal NOLs and federal tax alternative minimum tax credit carryforwards totaling $669 million have been included in ETO’s consolidated balance sheet as of December 31, 2019. The state NOL carryforward benefits of $120 million ($95 million net of federal benefit) begin to expire in 2019 with a substantial portion expiring between 2033 and 2039. ETP Holdco has federal NOLs of $2.65 billion ($557 million in benefits) of which $1.10 billion will expire between 2031 and 2037. Any federal NOL generated in 2018 and future years can be carried forward indefinitely. Federal alternative minimum tax credit carryforwards of $15 million remained at December 31, 2019. We have determined that a valuation allowance totaling $62 million ($49 million net of federal income tax effects) is required for the state NOLs at December 31, 2019 primarily due to significant restrictions on their use in the Commonwealth of Pennsylvania. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
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

	December 31, 2019			December 31, 2018
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	1,483	$—	$—	468	$—	$—
Basis Swaps IFERC/NYMEX(1)	(35,208)	2	5	16,845	7	1
Options – Puts	—	—	—	10,000	—	—
Power (Megawatt):
Forwards	3,213,450	6	8	3,141,520	6	8
Futures	(353,527)	1	2	56,656	—	—
Options – Puts	51,615	1	—	18,400	—	—
Options – Calls	(2,704,330)	1	—	284,800	1	—
Crude (MBbls) – Futures	—	—	—	—	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(18,923)	(35)	15	(30,228)	(52)	13
Swing Swaps IFERC	(9,265)	—	4	54,158	12	—
Fixed Swaps/Futures	(3,085)	(1)	1	(1,068)	19	1
Forward Physical Contracts	(13,364)	3	3	(123,254)	(1)	32
NGL (MBbls) – Forwards/Swaps	(1,300)	(18)	18	(2,135)	67	67
Crude (MBbls) – Forwards/Swaps	4,465	13	2	20,888	(60)	29
Refined Products (MBbls) – Futures	(2,473)	(2)	16	(1,403)	(8)	6
Corn (thousand bushels)	(1,210)	—	—	(1,920)	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(31,780)	1	7	(17,445)	(4)	—
Fixed Swaps/Futures	(31,780)	23	7	(17,445)	(10)	6

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of December 31, 2019, we and our subsidiaries had $7.38 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $74 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes (dollar amounts presented in millions):

Term	Type(1)	Notional Amount Outstanding
		December 31, 2019	December 31, 2018
March 2019	Pay a floating rate and receive a fixed rate of 1.42%	$—	$300
July 2019 (2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	—	400
July 2020 (2)(3)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021 (2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022 (2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	—

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(3)	The July 2020 interest rate swaps were terminated in January 2020.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains (losses) on interest rate derivatives) of $327 million as of December 31, 2019. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2019.
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
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of January 1, 2020, our Board of Directors is comprised of six persons, three of whom qualified as “independent” under the NYSE’s corporate governance standards. Our Board of Directors determined that Messrs. Smith, Skidmore and Williams all met the NYSE’s independence requirements. Our current directors who are not independent consist of Kelcy L. Warren, ETP LLC’s Chief Executive Officer, Matthew S. Ramsey, ETP LLC’s President and Chief Operating Officer and Marshall S. McCrea, III, ETP LLC’s Chief Commercial Officer.
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
Annual Certification
In 2019, our CEO provided to the NYSE the annual CEO certification regarding our compliance with the NYSE corporate governance listing standards.
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
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407 (d)(5) of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee member David K. Skidmore qualified as Audit Committee financial expert during 2019. A description of the qualifications of Mr. Skidmore may be found elsewhere in this Item under “Directors and Executive Officers of our General Partner.”
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
Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 21, 2020. Executive officers and directors are elected for one-year terms.

Name	Age	Position with Our General Partner
Kelcy L. Warren	64	Chief Executive Officer and Chairman of the Board of Directors
Matthew S. Ramsey	64	Director, President and Chief Operating Officer
Thomas E. Long	63	Chief Financial Officer
Marshall S. (Mackie) McCrea, III	60	Director and ET President and Chief Commercial Officer
James M. Wright, Jr.	51	General Counsel
A. Troy Sturrock	49	Senior Vice President, Controller and Principal Accounting Officer
David K. Skidmore	64	Director
W. Brett Smith	60	Director
William P. Williams	82	Director
Messrs. Warren, McCrea and Ramsey also serve as directors of ET’s general partner. Mr. Ramsey also serves as chairman of the board of the general partner of Sunoco LP, and Mr. Long serves as a director of the board of the general partner of Sunoco LP.
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
Thomas E. Long.  Mr. Long has served as the Chief Financial Officer of our general partner since February 2016 and a director of our general partner since April 2019. He also joined the Board of Directors of ET’s general partner in April 2019. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Long also serves as Chief Financial Officer of ETO and was previously Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, Colorado. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies. Mr. Long has served as a director of Sunoco LP since May 2016, and as Chairman of the Board of USAC since April 2018.
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
David K. Skidmore. Mr. Skidmore has served as a director of our general partner since March 2013. He has been Vice President of Ventex Oil & Gas, Inc. since 1995 and has been actively involved in exploration and production throughout the Gulf Coast and mid-Continent regions for over 35 years. He founded Skidmore Exploration, Inc. in 1981 and has been an independent oil and gas producer since that time. From 1977 to 1981, he worked for Paraffine Oil Corporation and Texas Oil & Gas in Houston. He holds BS degrees in both Geology and Petroleum Engineering, is a Certified Petroleum Geologist and Registered Professional Engineer, and active member of the AAPG, and SPE. Mr. Skidmore is also a member of ETO’s audit committee. Mr. Skidmore was selected to serve as a director because of his continual involvement in geological, geophysical, legal, engineering and accounting aspects of an active oil and gas exploration company. As an energy professional, active oil and gas producer and successful business owner, Mr. Skidmore possesses valuable first-hand knowledge of the energy transportation business and market conditions affecting its economics.

W. Brett Smith. Mr. Smith was appointed to the Board of Directors of our general partner in February 2018 and has served on the audit committee since that time. He has served as President and Managing Partner of Rubicon Oil & Gas, LLC since October 2000. He has also served as President of Rubicon Oil & Gas II, LP since May 2005, President of Quientesa Royalty LP since February 2005 and President of Action Energy LP since October 2008. Mr. Smith was President of Rubicon Oil & Gas, LP from October 2000 to May 2005. For more than 30 years Mr. Smith has been active in assembling exploration prospects in the Permian Basin, Oklahoma, New Mexico and the Rocky Mountain areas. Mr. Smith previously served on the board of directors of Sunoco LP and was a member of its audit and compensation committees. Mr. Smith was selected to serve on the Board of Directors of our general partner based on his experience as an executive in the oil and gas exploration and production business, which gives him unique insight into the Partnership’s business, as well as his recent experience on the board of another publicly traded limited partnership.

William P. Williams. Mr. Williams began his career in the oil and gas industry in 1967 with Texas Power and Light Company as Manager of Pipeline Construction for Bi-Stone Fuel Company, a predecessor of Texas Utilities Fuel Company. In 1980, he was employed by Endevco as Vice President of Pipeline and Plant Construction, Engineering, and Operations. Prior to Endevco, he worked for Cornerstone Natural Gas followed by Vice President of Engineering and Operations at Energy Transfer Partners, L.P., ending his career as Vice President of Measurement on May 1, 2011. The member of our general partner selected Mr. Williams due to his experience in the pipeline industry and his familiarity with our business.

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
ET’s General Partner’s Philosophy for Compensation of Executives
In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of each executive’s compensation should be incentive-based or “at-risk” compensation and that executives’ total compensation levels should be highly competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for its executive officers, including the named executive officers that provides for a slightly below the median market annual base compensation (i.e. approximately the 30th to 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short and long-term performance that are both targeted to pay-out at approximately the top-quartile of market. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of its executive officers, including the named executive officers to the success of the Partnership and the achievement of the annual financial performance objectives and (ii) the annual grant of time-based restricted unit or phantom unit awards under the Partnership’s equity incentive plan(s) or the equity incentive programs of Sunoco LP, as applicable based on the allocation of executive officers awards, including awards to the named executive officers, which awards are intended to provide a longer term incentive and retention value to its key employees to focus their efforts on increasing the market price of its publicly traded units and to increase the cash distribution the Partnership and/or the other affiliated partnerships pay to their respective unitholders.
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
As discussed below, the ET Compensation Committee, the ETO Compensation Committee (prior to the Energy Transfer Merger) is responsible for the compensation policies and compensation level of our executive officers, including the named executive officers. In this discussion, we refer to ET Compensation Committee and the ETO Compensation Committee prior to the Energy Transfer Merger as the “ET Compensation Committee.”
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

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based, or “at-risk,” compensation; and

•	reward individual performance.
Components of Executive Compensation
For the year ended December 31, 2019, the compensation paid to the named executive officers consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

•	time-vested restricted/phantom unit awards under the equity incentive plan(s);

•	payment of distribution equivalent rights (“DERs”) on unvested time-based restricted unit awards under our equity incentive plan;

•	vesting of previously issued time-based restricted unit and/or phantom unit awards issued pursuant to ET’s equity incentive plans or the equity incentive plans(s) of affiliates; and

•	401(k) plan employer contributions.
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
Periodically, the ET Compensation Committee engages a third-party consultant to provide a full market competitive compensation analysis for compensation levels at peer companies in order to assist in the determination of compensation levels for our executive officers, including the named executive officers. Most recently, Longnecker & Associates (“Longnecker”) evaluated the market competitiveness of total compensation levels of a number of officers of the Partnership to provide market information with respect to compensation of those executives during the year ended December 31, 2019. In particular, the review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including the named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy.
In conducting its review, Longnecker specifically considered the larger size of the combined ET entities from an energy industry perspective. During 2019, Longnecker assisted in the development of the final “peer group” of leading companies in the energy industry that most closely reflect the profile of ET in terms of revenues, assets and market value as well as competition for talent at the senior management level and similarly situated general industry companies with similar revenues, assets and market value. In setting such peer group, the size of ET on a combined basis was considered. As part of the evaluation conducted by Longnecker, a determination was made to focus the analysis specifically on the energy industry peers. This decision was based on a determination that an energy industry peer group provided a more than sufficient amount of comparative data to consider and evaluate total compensation. This focus allowed Longnecker to report on specific industry related data comparing the levels of annual base salary, annual short-term cash bonus and long-term equity incentive awards at industry peer group companies with those of the named executive officers to ensure that compensation of the named executive officers is both consistent with the compensation philosophy and competitive with the compensation for executive officers of these other companies. The identified companies were:

Energy Peer Group:
• Conoco Phillips	• Marathon Petroleum Corporation
• Enterprise Products Partners, L.P.	• Kinder Morgan, Inc.
• Plains All American Pipeline, L.P.	• The Williams Companies, Inc.
• Valero Energy Corporation	• Phillips 66
The compensation analysis provided by Longnecker in 2019 covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives of these companies. In preparing the review materials, Longnecker utilized generally accepted compensation principles as determined by WorldatWork and gathered data from public disclosures of peer companies, including 10-K and proxy data and published survey data from multiple sources that are relevant to ET’s peer group, industry, financial size and operational breadth. The Longnecker review process also included significant engagement with management to fully understand job scope, responsibilities and roles of each of the executive officers, which discussions allow Longnecker the ability to completely evaluate specific aspects of an executive officer’s position to allow for more accurate benchmarking.
Following Longnecker’s 2019 review, the ET Compensation Committee reviewed the information provided, including Longnecker’s specific conclusions and recommended considerations for all compensation going forward. The ET Compensation Committee considered and reviewed the results of the study performed by Longnecker to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives and considered Longnecker’s conclusions and recommendations. While Longnecker found that the Partnership is achieving its stated objectives with respect to the “at-risk” approach, they also found that certain adjustments could be considered moving forward to allow the Partnership to continue to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term). Those adjustments are being considered by the ET Compensation Committee and management, and will, as deemed appropriate, be implemented.
In addition to the information received as part of Longnecker’s 2019 review, the ET Compensation Committee also utilizes information obtained from other sources in its determination of compensation levels for our named executive officers, such as annual third party surveys, although third party survey data is not used by the ET Compensation Committee to benchmark the amount of total compensation or any specific element of compensation for the named executive officers.
In addition to the 2019 compensation analysis for executive officers, Longnecker also provided advice and feedback on certain other matters, including the appropriateness, targets and composition of the annual equity award pools and the annual bonus awards under the Energy Transfer Annual Bonus Plan (the “Bonus Plan”) and benchmarking on certain non-named executive officer hires and promotions.
Base Salary. Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers, and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility and results achieved). The salaries of the named executive officers are reviewed on an annual basis. As discussed above, the base salaries of our named executive officers are targeted to yield an annual base salary slightly below the median level of market (i.e. approximately the 30th to 40th percentile of market) and are determined by the ET Compensation Committee after taking into account the recommendations of Mr. Warren.
During the 2019 merit review process, the ET Compensation Committee considered the recommendations of Mr. Warren, the existing Longnecker study (with the data aged as appropriate) and the merit increase pool set for all employees of the Partnership and/or its employing affiliates. The ET Compensation Committee approved a 3.5% increase to the base salary of Mr. McCrea to $1,114,555 from its prior level of $1,076,865; an approximately 10% base salary increase to Mr. Long to $600,000 from its prior level of $545,900; a 3.5% base salary increase to Mr. Ramsey to $696,598 from its prior level of $673,041; and a 3.5% base salary increase to Mr. Mason to $631,396 from its prior level of $610,044. Mr. Warren has voluntarily determined that his salary will be $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits), and, as such, did not receive any base salary or adjustment in 2019.
The 3.5% increase to Messrs. McCrea, Ramsey and Mason reflected a base salary increase substantially the same as the annual merit increase pool set for all employees of ET and its affiliates for 2019. The 10% increase for Mr. Long was undertaken to continue the process to more closely align Mr. Long with the targeted total compensation of similarly situated officers of peer group companies and the market data.
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
For each calendar year (the “Performance Period”), the ET Compensation Committee will evaluate and determine an overall funded cash bonus pool based on achievement of (i) an internal Adjusted EBITDA target (“Adjusted EBITDA Target”), (ii) an internal distributable cash flow target (“DCF Target”) and (iii) performance of each department compared to the applicable departmental budget (“Departmental Budget Target”). The Adjusted EBITDA Target and the DCF Target are defined for purposes of the Bonus Plan using the same definitions as used in the Partnership’s audited financial statements included in its annual and quarterly filings on Forms 10-K and 10-Q for the terms Adjusted EBITDA and Distributable Cash Flow. The performance criteria are weighted 60% on the achievement of the Adjusted EBITDA Target, 20% on the achievement of the DCF Target and 20% on the achievement of the Departmental Budget Target (collectively, “Budget Targets”). The total amount of cash to be allocated to the funded bonus pool will range from 0% to 120% for each of the budgeted DCF Target and Adjusted EBITDA Target and will range from 0% to 100% of the Departmental Budget Target. The maximum funding of the bonus pool is 116% of the total pool target and to achieve such funding each of the Adjusted EBITDA and the DCF Target must achieve 120% funding and the Department Budget target must achieve its 100% target. While the funded bonus pool will reflect an aggregation of performance under each target, in the event performance under the Adjusted EBITDA Target is below 80% of its target, no bonus pool will be funded. If the bonus pool is funded, a participant may earn a cash award for the Performance Period based upon the level of attainment of the Budget Targets and his or her individual performance. Awards are paid in cash as soon as practicable after the end of the Performance Period but in no event later than two and one-half months after the end of the Performance Period.
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
For 2019, the ET Compensation Committee approved short-term annual cash bonus pool targets for Mr. McCrea of 160% of his annual base earnings and for Messrs. Long, Ramsey and Mason of 130% of their annual base earnings. The named executive officer bonus pool targets remained the same for the 2019 Performance Period as they were for the 2018 period.
In February 2020, the ET Compensation Committee certified 2019 performance results under the Bonus Plan, which resulted in a bonus payout of 100% of the bonus pool target, which reflected achievement of 100.3% of the Adjusted EBITDA Target, 99.7% of the DCF Target and 101.6% or $13 million under the Department Budget Target. Based on the approved results, the ET Compensation Committee approved a cash bonus relating to the 2019 calendar year to Messrs. McCrea, Long, Ramsey, and Mason in the amounts of $1,750,817, $900,000, $889,100 and $805,900, respectively.
In approving the 2019 bonuses of the named executive officers, the ET Compensation Committee took into account the achievement by the Partnership of all of the targeted performance objectives for 2019 and the individual performances of each of the named executive officers. The cash bonuses awarded to each of the named executive officers for 2019 performance were materially consistent with their applicable bonus pool targets, except Mr. Long who received approximately 120% of his targeted bonus award in consideration of (i) a recommendation to increase his award by Mr. Warren in recognition of Mr. Long’s efforts on certain key financial objectives during 2019 and (ii) a further alignment of Mr. Long with the targeted total compensation of similarly situated officers of peer group companies and the market data. As with base salary and equity awards, Mr. Warren does not accept or receive an annual bonus.
Equity Awards.  ET maintains and operates (i) the Second Amended and Restated Energy Transfer LP 2008 Incentive Plan (the “2008 Incentive Plan”); (ii) the Energy Transfer LP 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”); the (iii) Energy Transfer LP 2015 Long-Term Incentive Plan (the “2015 Plan”); (iv) the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (the “ET Plan,” together with the 2008 Incentive Plan, the 2011 Incentive Plan and the 2015 Plan, the “ET Incentive Plans”). The ET Incentive Plans authorize the ET Compensation Committee, in its discretion, to grant awards, as applicable, under each respective plan of restricted units, phantom units, unit options, unit appreciation rights and other awards related to ET common units upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by the ET Incentive Plans. ET has generally used time-vested restricted units and/or phantom units as the vehicle for its annual equity awards to eligible employees, including the named executive officers.
For 2019, the annual long-term incentive targets set by the ET Compensation Committee for the named executive officers were 900% of annual base salary for Mr. McCrea and 500% of annual base salary for Messrs. Long, Ramsey and Mason. The targets of the named executive officers were the same as the prior year’s targets.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering ET’s modified total unitholder return “(TUR”) performance as measured against the average return of ET’s identified peer group over defined time periods. For purposes of establishing an initial price, ET utilizes a 60 trading-day trailing weighted average price of ET common units prior to November 1, 2019. This average trading price is then subject to adjustment when ET’s TUR is more than 5% greater or less than that of its identified peer group. If the TUR analysis yields a result that is within 5% percent of its identified peer group, the ET Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If ET’s TUR is outside of the 5% deviation, the 60 trading day trailing weighted average will be adjusted up or down based on ET’s performance as compared to the identified group. For 2019, the peer group included the following:

• Enterprise Products Partners, L.P.	• Kinder Morgan, Inc.
• The Williams Companies, Inc.	• Plains All American Pipeline, L.P.
• Phillips 66	• MPLX LP

For 2019, the Partnership’s TUR underperformed the identified peer group based on the average of the identified three comparison periods: (i) year-to-date 2019, (ii) trailing twelve months, and (iii) full-year 2018. Consequently, the 2019 long-term incentive base price was increased to reduce the total available restricted pool by approximately 13%.
In December 2019, the ET Compensation Committee in consultation with Mr. Warren approved grants of phantom unit awards to Messrs. McCrea, Long, Ramsey and Mason of 682,400 units, 215,000 units, 189,600 units and 214,800 units, respectively. As with base salary and annual bonus, Mr. Warren does not accept or receive annual long-term incentive awards. Mr. Long’s award of 215,000 units represents an increase of approximately 30% over his pool target number. The increase for Mr. Long reflected (i) a recommendation to increase his award by Mr. Warren in recognition of Mr. Long’s efforts on certain key financial objectives during 2019 and (ii) a further alignment of Mr. Long with the targeted total compensation of similarly situated officers of peer group companies and the market data.
As more fully described below in the section titled Affiliate and Subsidiary Equity Awards, for 2019, in discussions between the General Partner, the ET Compensation Committee and the compensation committee of the general partner of Sunoco LP, it was determined that for 2019 the value of Messrs. Long and Ramsey’s awards would be comprised of restricted unit awards under the ET Incentive Plans and the Sunoco LP 2018 Long-Term Incentive Plan (the “2018 Sunoco LP Plan”) in consideration of their roles and responsibilities for Sunoco LP and their status, as members of the Boards of Directors of the general partner of Sunoco LP. Messrs. Long and Ramsey’s total 2019 long-term awards were allocated approximately 80% to the ET Incentive Plans and approximately 20% to the 2018 Sunoco LP Plan. The awards of Messrs. McCrea and Mason for 2019 were allocated entirely to the ET Incentive Plans. It is expected that future long-term incentive awards to Messrs. Long and Ramsey of ET will recognize an aggregation of restricted units under the ET Incentive Plans and the 2018 Sunoco LP Plan, as applicable. For purposes of establishing a pool value for awards to eligible participants, including Messrs. Ramsey and Long, Sunoco LP utilized the same practices in terms of utilizing a peer group TUR analysis to set a grant date valuation.
The restricted unit awards granted in 2019 provide for incremental vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year. Vesting of the awards are generally subject to continued employment through each specified vesting date. The restricted unit awards entitle the recipients to receive, with respect to each ET unit subject to such award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by ET to its unitholders. In approving the grant of such restricted unit awards, including to the named executive officers, the ET Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of ET’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2019 awards would accelerate in the event of the death or disability of the recipient, including the named executive officers, or in the event of a change in control of ET as that term is defined under the ET Incentive Plans.
As discussed below under “Potential Payments Upon a Termination or Change of Control,” all outstanding equity awards would automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the award agreements for the restricted units awarded in 2019, as well as other awards outstanding held by Partnership employees, including the named executive officers, also include certain acceleration provisions upon retirement with the ability to accelerate 40% of outstanding unvested awards under the ET Incentive Plans at age 65 and 50% at age 68. These acceleration provisions require that the participant have not less than five (5) years of employment service to the Partnership or an affiliate and require a six (6) month delay in the vesting after retirement pursuant to the requirements of Section 409(A) of the Code.
We believe that permitting the accelerated vesting of equity awards upon a change in control creates an important retention tool for us by enabling employees to realize value from these awards in the event that we undergo a change in control transaction. In addition, we believe permitting acceleration of vesting upon a change in control creates a sense of stability in the course of transactions that could create uncertainty regarding their future employment and encourage these officers to remain focused on their job responsibilities.
Affiliate and Subsidiary Equity Awards. In addition to their roles for ET and ETO during 2019, Messrs. Long and Ramsey have certain responsibilities for Sunoco LP, including as members of the Board of Directors of the general partner of Sunoco LP.
The Sunoco LP Compensation Committee in December 2019 approved grants of restricted unit awards to Messrs. Long and Ramsey of 19,500 and 22,600 restricted units, respectively, under the 2018 Sunoco LP Plan. The terms and conditions of the restricted unit to Messrs. Long and Ramsey under the 2018 Sunoco LP Plan, as applicable, were the same and provided for vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year, subject generally to continued employment through each specified vesting date. All of the awards would be accelerated in the event of their death, disability, upon a change in control or retirement at ages 65 or 68.

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
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the Guidelines; however, certain covered executives, based on their tenure as an executive, were required to achieve compliance within two years of the December 2013 effective date of the Guidelines. Thus, compliance with the Guidelines was required for Messrs. McCrea and Mason beginning in December 2015, and they were compliant. Compliance for Mr. Long was required in December 2018, and he was compliant. Compliance for Mr. Ramsey will be required in December 2020.
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
Compensation Committee Interlocks and Insider Participation
We do not have a compensation committee and have not since the time of the Energy Transfer Merger. Messrs. Anderson, Grimm and Washburne are the members of the ET Compensation Committee. During 2019, no member of the ET Compensation Committee was an officer or employee of ET, ETO or any of our subsidiaries or served as an officer of any company with respect to which any named executive officers served on such company’s board of directors. Mr. Grimm is not a former employee of ours or any of our subsidiaries. Mr. Anderson was previously an employee of the Partnership until his retirement in October 2009.

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
Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards (1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Kelcy L. Warren (4)	2019	$6,156	$—	$—	$—	$—	$—	$6,156
Chief Executive Officer	2018	6,138	—	—	—	—	—	6,138
	2017	5,926	—	—	—	—	—	5,926
Thomas E. Long	2019	570,869	—	3,352,795	900,000	—	21,544	4,845,208
Chief Financial Officer	2018	537,338	1,000,000	4,251,335	800,000	—	21,294	6,609,967
	2017	480,846	—	2,519,954	625,100	—	18,320	3,644,220
Marshall S. (Mackie) McCrea, III	2019	1,094,260	—	8,734,720	1,750,817	—	21,544	11,601,341
President and Chief Commercial Officer	2018	1,059,976	—	7,834,782	1,866,000	—	19,362	10,780,120
	2017	1,027,846	—	9,033,341	1,644,554	—	16,834	11,722,575
Matthew S. Ramsey	2019	683,913	—	3,123,186	889,100	—	19,544	4,715,743
Chief Operating Officer	2018	662,486	—	2,818,415	900,000	—	19,294	4,400,195
	2017	642,404	—	3,763,893	835,125	—	18,618	5,260,040
Thomas P. Mason	2019	619,899	—	2,749,440	805,900	—	19,544	4,194,783
Executive Vice President, General Counsel and President – LNG	2018	600,477	—	2,466,882	858,700	—	19,294	3,945,353
	2017	582,275	—	2,816,048	756,958	—	18,618	4,173,899

(1)
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

(2)
ET maintains the Bonus Plan which provides for discretionary bonuses. Awards of discretionary bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis. The discretionary cash bonus amounts earned by the named executive officers for 2019 reflect cash bonuses approved by the ET Compensation Committee in February 2020 that are expected to be paid on or before March 15, 2020.

(3)
The amounts reflected for 2019 in this column include (i) matching contributions to the ET 401(k) Plan made on behalf of the named executive officers of $14,000 each for Messrs. Long, McCrea, Ramsey and Mason, (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Long and McCrea, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers. The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Equity Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2019, distribution payments in connection with distribution equivalent rights totaled $796,382 for Mr. Long, $2,178,361 for Mr. McCrea, $857,108 for Mr. Ramsey, and $756,879 for Mr. Mason.

(4)
Mr. Warren has voluntarily determined that his salary will be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He also does not accept a cash bonus or any equity awards under the equity incentive plans.

Grants of Plan-Based Awards in 2019

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards (1)
ET Unit Awards:
Kelcy L. Warren	N/A	—	$—
Thomas E. Long	12/16/2019	215,000	2,752,000
Marshal S. (Mackie) McCrea, III	12/16/2019	682,400	8,734,720
Matthew S. Ramsey	12/16/2019	189,600	2,426,880
Thomas P. Mason	12/16/2019	214,800	2,749,440
Sunoco LP Unit Awards:
Thomas E. Long	12/16/2019	19,500	600,795
Matthew S. Ramsey	12/16/2019	22,600	696,306

(1)	We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 8 to our consolidated financial statements.
Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards and 401(k) plan contributions can be found in the Compensation Discussion and Analysis that precedes these tables.
Outstanding Equity Awards at 2019 Fiscal Year-End

Name	Grant Date(1)	Unit Awards (1)
		Number of Units That Have Not Vested(2) (#)	Market or Payout Value of Units That Have Not Vested (3) ($)
ET Unit Awards:
Kelcy L. Warren	N/A	—	$—
Thomas E. Long	12/16/2019	215,000	2,758,450
	12/18/2018	136,475	1,750,974
	10/19/2018	115,200	1,478,016
	12/20/2017	121,074	1,553,379
	12/29/2016	30,235	387,918
	12/9/2015	14,227	182,535
	12/4/2015	5,739	73,635
Marshal S. (Mackie) McCrea, III	12/16/2019	682,400	8,755,192
	12/18/2018	605,740	7,771,644
	12/20/2017	537,379	6,894,573

	12/29/2016	172,231	2,209,729
	12/9/2015	94,855	1,216,987
	12/4/2015	47,816	613,480
Matthew S. Ramsey	12/16/2019	189,600	2,432,568
	12/18/2018	168,260	2,158,776
	12/20/2017	223,908	2,872,740
	12/29/2016	73,440	942,235
	12/9/2015	59,282	760,592
Thomas P. Mason	12/16/2019	214,800	2,755,884
	12/18/2018	190,640	2,445,911
	12/20/2017	135,300	1,735,899
	12/29/2016	40,645	521,474
	12/9/2015	22,391	287,277
	12/4/2015	11,287	144,812

Sunoco LP Unit Awards:
Thomas E. Long	12/16/2019	19,500	$596,700
	12/19/2018	19,325	591,345
	12/21/2017	17,097	523,168
	12/29/2016	8,884	271,850
	12/16/2015	5,650	172,890
Matthew S. Ramsey	12/16/2019	22,600	691,560
	12/19/2018	23,825	729,045
	1/2/2015	814	24,908
Thomas P. Mason	12/21/2017	19,106	584,644
	12/29/2016	9,320	285,192
	12/16/2015	7,410	226,752

(1)
Certain of these outstanding awards represent Energy Transfer Partners, L.P. awards that converted into ET awards upon the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. in October 2018. Furthermore, some of those converted awards had previously been converted in connection with the merger of Energy Transfer Partners, L.P. and Sunoco Logistics in April 2017.

(2)
ET unit awards outstanding vest at a rate of 60% in December 2022 and 40% in December 2024 for awards granted in December 2019. Such awards may be settled at the election of the ET Compensation Committee in (i) common units of ET (subject to the approval of the ET Incentive Plans prior to the first vesting date by a majority of ET’s unitholders pursuant to the rules of the New York Stock Exchange); (ii) cash equal to the Fair Market Value (as such term is defined in the ET Incentive Plans) of the ET common units that would otherwise be delivered pursuant to the terms of each named executive officers grant agreement; or (iii) other securities or property in an amount equal to the Fair Market Value of ET common units that would otherwise be delivered pursuant to the terms of the grant agreement, or a combination thereof as determined by the ET Compensation Committee in its discretion.

Other unit awards outstanding vest as follows:

•	at a rate of 60% in December 2021 and 40% in December 2023 for awards granted in October and December 2018;

•	at a rate of 60% in December 2020 and 40% in December 2022 for awards granted in December 2017;

•	100% in December 2021 for the remaining outstanding portion of awards granted in December 2016; and

•	100% in December 2020 for the remaining outstanding portion of awards granted in December 2015.

(3)	Market value was computed as the number of unvested awards as of December 31, 2019 multiplied by the closing price of respective common units of ET and Sunoco LP.

Units Vested in 2019

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
ET Unit Awards:
Kelcy L. Warren	N/A	$—
Thomas E. Long	55,839	647,730
Marshall S. (Mackie) McCrea, III	327,520	3,799,236
Matthew S. Ramsey	110,161	1,277,868
Thomas P. Mason	85,300	989,482
Sunoco LP Unit Awards:
Thomas E. Long	13,326	401,779
Matthew S. Ramsey	299	9,033
Thomas P. Mason	13,980	421,497

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
The October 20108 equity award to Mr. Long included a provision in the applicable award agreement for acceleration of unvested restricted unit/restricted phantom unit awards upon a termination of employment by the general partner of the applicable partnership issuing the award without “cause.” For purposes of the awards the term “cause” shall mean: (i) a conviction (treating a nolo contendere plea as a conviction) of a felony (whether or not any right to appeal has been or may be exercised), (ii) willful refusal without proper cause to perform duties (other than any such refusal resulting from incapacity due to physical or mental impairment), (iii) misappropriation, embezzlement or reckless or willful destruction of property of the partnership or any of its affiliates, (iv) knowing breach of any statutory or common law duty of loyalty to the partnership or any of its or their affiliates, (v) improper conduct materially prejudicial to the business of the partnership or any of its or their affiliates, (vi) material breach of the provisions of any agreement regarding confidential information entered into with the partnership or any of its or their affiliates or (vii) the continuing failure or refusal to satisfactorily perform essential duties to the partnership or any of its or their affiliates.
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
In February 2016, Mr. Mason received a one-time special incentive retention bonus in the amount of $6,300,000 (the “Special Bonus”).  The approval of the Special Bonus was conditioned upon entry by Mr. Mason into a Retention Agreement (the “Retention Agreement”) which provided certain requirements for continued employment, including the following requirements that are still in effect: (i) if, after the third (3rd) anniversary but prior to the fourth (4th) anniversary of the effective date of the Retention Agreement, Mr. Mason’s employment terminates (other than as a result of (x) a termination without cause by ET or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability), he will be obligated to remit and repay seventy-five percent (75%) of the Special Bonus; and (ii) if, after the fourth (4th) anniversary but prior to the fifth (5th) anniversary of the effective date of the Retention Agreement, Mr. Mason’s employment terminates (other than as a result of (x) a termination without cause by ET or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability), he will be obligated to remit and repay fifty percent (50%) of the Special Bonus.  Mr. Mason entered into the Retention Agreement on February 24, 2016.
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
CEO Pay Ratio
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of Mr. Warren, the Chairman and Chief Executive Officer and the annual total compensation of our employees.
For the 2019 calendar year:
The annual total compensation of Mr. Warren, as reported in the Summary Compensation Tables of this Item 11was $6,156; and
For 2019, the median total compensation of the employees supporting ETO (other than Mr. Warren) was $124,622, which amount was updated from 2017 for the designated “median employee.”
Based on this information, for 2019 the ratio of the annual total compensation of Mr. Warren to the median of the annual total compensation of the 8,256 employees supporting ETO as of December 31, 2019 was approximately 1 to 20 as Mr. Warren has voluntarily elected not to accept any salary, bonus or equity incentive compensation (other than a salary of $1.00 per year plus an amount sufficient to cover his allocated employee premium contributions for health and welfare benefits).
To identify the median of the annual total compensation of the employees supporting ETO, the following steps were taken:

1.
It was determined that, as of December 31, 2019, the applicable employee populations consisted of 8,256 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2018 or 2019 that are required to be included in our employee population for the CEO pay ratio evaluation.

2.
To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2017 and, for 2019, updated with compensation of the “median employee” as reflected in our payroll records as reported on Form W-2 for 2019.

3.
We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee.”

4.
Once we identified our median employee, we combined all elements of the employee’s compensation for 2019 resulting in an annual compensation of $124,622. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $10,989) and the employee’s 401(k) matching contribution and profit sharing contribution (estimated at $6,040 per employee, includes $3,775 per employee on average matching contribution and $2,265 per employee on average profit sharing contribution (employees earning over $175,000 in base are ineligible for profit sharing)).

5.	With respect to Mr. Warren, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table under this Item 11.
Director Compensation
In 2019, the compensation arrangements for outside directors included a $100,000 annual retainer for services on the board. If a director served on the Audit Committee, such director would receive an annual cash retainer of $15,000 or $25,000 in the case of the chairman. If a director served on the ET Compensation Committee, such director would receive an annual retainer of $7,500 or $15,000 in the case of the chairman. The fees for membership on the Conflicts Committee are determined on a per instance basis for each Conflicts Committee assignment.

The outside directors of our General Partner are also entitled to an annual restricted unit award under the ET Incentive Plans equal to an aggregate of $100,000 divided by the closing price of ET common units on the date of grant. These ET common units will vest 60% after the third year and the remaining 40% after the fifth year after the grant date. The compensation expense recorded is based on the grant-date market value of ET common units and is recognized over the vesting period. Distributions are paid during the vesting period.
The compensation paid to the non-employee directors of our General Partner in 2019 is reflected in the following table:

Name	Fees Paid in Cash(1) ($)	Unit Awards(2) ($)	All Other Compensation ($)	Total ($)
David K. Skidmore	125,000	99,998	—	224,998
W. Brett Smith	115,000	99,998	—	214,998
William P. Williams	115,000	99,998	—	214,998

(1)	Fees paid in cash are based on amounts paid during the period.

(2)
Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price of ET common units or ETO common units (prior to the Energy Transfer Merger), accordingly, as of the grant date.

As of December 31, 2019, Mr. Skidmore had 23,136 unvested ET restricted units outstanding, Mr. Smith had 10,747 unvested ET restricted units outstanding and Mr. Williams had 21,243 unvested ET restricted units outstanding.
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
Energy Transfer Operating, L.P. Units
All of the Partnership’s common units are owned by ET and its subsidiaries as of December 31, 2019. In addition, the Partnership has Class K, Class L and Class M units, all of which are held by wholly-owned subsidiaries of the Partnership.
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
See discussion in Note 15 to our consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” for a discussion of our related party transactions.
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
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered (dollars in millions):

	Years Ended December 31,
	2019	2018
Audit fees(1)	$10.8	$11.1
Audit related fees	0.1	0.5
Tax fees(2)	—	0.1
Total	$10.9	$11.7

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

(2)	Includes fees in 2018 related to state and local tax consultation.
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
The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP, including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2019 and 2018 were pre-approved by the Audit Committee in accordance with this policy.
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

2.11
Agreement and Plan of Merger, dated as of August 1, 2018, by and among LE GP, LLC, Energy Transfer Equity, L.P., Streamline Merger Sub, LLC, Energy Transfer Partners, L.L.C. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed August 3, 2018).

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
3.7
Certificate of Merger of Streamline Merger Sub, LLC, with and into Energy Transfer Partners, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 19, 2018).

3.8
Fifth Amended and Restated Agreement of Limited Partnership of Energy Transfer Operating, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed October 19, 2018).

3.8.1
Amendment No. 1, dated December 31, 2018, to Fifth Amended and Restated Agreement of Limited Partnership of Energy Transfer Operating, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 4, 2019).

3.8.2
Amendment No. 2, dated as of April 25, 2019, to Fifth Amended and Restated Agreement of Limited Partnership of Energy Transfer Operating, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed April 25, 2019).

3.8.3
Amendment No. 3, dated as of July 1, 2019, to Fifth Amended and Restated Agreement of Limited Partnership of Energy Transfer Operating, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed July 2, 2019).

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

4.3	Form of Senior Indenture of Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 4.11 to the Registrant’s Form S-3 filed August 9, 2006).
4.4	Form of Subordinated Indenture of Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 4.12 to the Registrant’s Form S-3 filed August 9, 2006).
4.5
Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed October 25, 2006).

4.6
Sixth Supplemental Indenture dated March 28, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed March 31, 2008).

4.7
Ninth Supplemental Indenture, dated as of May 12, 2011, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed May 12, 2011).

4.8
Tenth Supplemental Indenture, dated as of January 17, 2012, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 17, 2012).

4.9
Eleventh Supplemental Indenture dated as of January 22, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 23, 2013).

Exhibit Number	Description
4.10
Twelfth Supplemental Indenture dated as of January 24, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed June 26, 2013).

4.11
Thirteenth Supplemental Indenture dated as of September 19, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed September 19, 2013).

4.12
Fourteenth Supplemental Indenture dated as of March 12, 2015 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 12, 2015).

4.13
Fifteenth Supplemental Indenture dated as of June 23, 2015 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed June 23, 2015).

4.14
Sixteenth Supplemental Indenture, dated as of January 17, 2017 between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 17, 2017).

4.15
Seventeenth Supplemental Indenture, dated as of December 1, 2017 between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 6, 2017).

4.16
Second Supplemental Indenture, dated December 1, 2017 among Energy Transfer Partners, L.P., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.5 of Form 8-K filed December 6, 2017).

4.17
Indenture, dated as of May 15, 1994, between Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A., relating to Sunoco, Inc.’s 9.00% Debentures due 2024 (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 8-K filed October 5, 2012).

4.18
First Supplemental Indenture, dated as of October 5, 2012, among Energy Transfer Partners, L.P., Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A., to the Indenture, dated as of May 15, 1994 (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 8-K filed October 5, 2012).

4.19
Sixteenth Supplemental Indenture, dated as of September 21, 2017, by and among Sunoco Logistics Partners Operations L.P., as issuer, Energy Transfer Partners, L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 of Form 8-K filed September 25, 2017).

4.20
Fifteenth Supplemental Indenture, dated as of September 21, 2017, by and among Sunoco Logistics Partners Operations L.P., as issuer, Energy Transfer Partners, L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed September 25, 2017).

4.21
Third Supplemental Indenture, dated as of December 12, 2017, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 15, 2017).

4.22
Eighteenth Supplemental Indenture, dated as of December 12, 2017, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 15, 2017).

4.23
Tenth Supplemental Indenture, dated as of December 12, 2017, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp., Sunoco Logistics Partners Operations L.P. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 of Form 8-K filed December 15, 2017).

4.24
Eleventh Supplemental Indenture, dated as of December 12, 2017, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp., Sunoco Logistics Partners Operations L.P. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 of Form 8-K filed December 15, 2017).

4.25
Second Supplemental Indenture, dated as of December 1, 2017, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.6 of Form 8-K filed December 6, 2017).

4.26
Indenture, dated as of June 8, 2018, among Energy Transfer Partners, L.P. as issuer, Sunoco Logistics Partners Operations L.P., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2018).

4.27
First Supplemental Indenture dated as of June 8, 2018 by and among Energy Transfer Partners, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 8, 2018).

4.28	Forms of Notes (included in Exhibit 4.36 hereto, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed June 8, 2018).

Exhibit Number	Description
4.29
Second Supplemental Indenture, dated as of January 15, 2019, by and among Energy Transfer Operating, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 15, 2019).

4.30
Third Supplemental Indenture, dated as of March 25, 2019, by and among Energy Transfer Operating, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2019).

4.31*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of Listed Senior Notes.
4.32*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of Series C Preferred Units.
4.33*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of Series D Preferred Units.
4.34*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of Series E Preferred Units.
10.1+	Energy Transfer Partners Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010).
10.2+
Form of Grant Agreement under the Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan and the 2008 Energy Transfer Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 1, 2004).

10.3+	Energy Transfer Partners, L.L.C. Annual Bonus Plan effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).
10.3.1+	Amended and Restated Energy Transfer Partners, L.L.C. Annual Bonus Plan (incorporated by reference to Exhibit 10.3 of Form 10-Q filed August 9, 2018).
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

10.9
Credit Agreement dated as of December 1, 2017 among Energy Transfer Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, the other lenders party thereto and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 6, 2017).

10.10
Amendment No. 1 to Five-Year Credit Agreement, Joinder and Increase and Extension Agreement, dated as of October 19, 2018, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P., and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2018).

10.11
364-Day Credit Agreement dated December 1, 2017 among Energy Transfer Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, the other lenders party thereto and other parties thereto (incorporated by referenced to Exhibit 10.2 to the Registrant’s Form 8-K filed December 6, 2017).

10.11.1
Amendment No. 1 to 364-Day Credit Agreement, Joinder and Increase and Extension Agreement, dated as of October 19, 2018, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P., and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 19, 2018).

Exhibit Number	Description
10.11.2
Amendment No. 2 to 364-Day Credit Agreement and Extension Agreement dated as of November 19, 2019 among Energy Transfer Operating, L.P., Sunoco Logistics Partners Operations L.P., Wells Fargo Bank, National Association, as Administrative Agent, the other lenders party thereto and the other parties named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 21, 2019).

10.12
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

10.13
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

10.14
Guarantee of Collection made as of March 26, 2012, by Citrus ETP Finance LLC, to Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 28, 2012).

10.15
Support Agreement, dated March 26, 2012, by and among PEPL Holdings, LLC, Energy Transfer Partners, L.P., and Citrus ETP Finance LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 28, 2012).

10.16
Contingent Residual Support Agreement by and among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P. and, for certain limited purposes, UGI Corporation, dated January 12, 2012 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 13, 2012).

10.17
Letter Agreement, dated as of April 29, 2012, by and among Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 1, 2012).

10.18
Guarantee of Collection, made as of April 1, 2015, by ETP Retail Holdings, LLC to Sunoco LP and Sunoco Finance Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 1, 2015).

10.19
Support Agreement, made as of April 1, 2015, by and among Sunoco, Inc. (R&M), Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 1, 2015).

10.20
Support Agreement, made as of April 1, 2015, by and among Atlantic Refining & Marketing Corp., Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 1, 2015).

10.21
Sixth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Panhandle Eastern Pipe Line Company, LP, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 30, 2015).

10.22
Eighth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 30, 2015).

10.23+	Separation and Non-Solicit Agreement and Full Release of Claims (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 14, 2015).
10.24
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

10.25
Eighth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 13, 2015).

10.26
Ninth Supplemental Indenture, dated as of December 1, 2017 by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed December 6, 2017).

10.27
Ninth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed August 13, 2015).

10.28
Tenth Supplemental Indenture, dated as of December 1, 2017 by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed December 6, 2017).

Exhibit Number	Description
10.29
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 15, 2015).

10.30
Exchange and Repurchase Agreement, dated as of July 14, 2015, by and among Energy Transfer Equity, L.P., Energy Transfer Partners GP, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 15, 2015).

10.31
Contribution Agreement dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to Section 11.19 and other provisions related thereto, Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 19, 2015).

10.32
Energy Transfer Partners Deferred Compensation Plan for Former Sunoco Executives effective October 5, 2012 (incorporated by reference to Exhibit 10.21 of the Form 10-K of Sunoco Logistics Partners L.P. filed February 25, 2016).

10.33	Guarantee of Collection, dated as of March 31, 2016, by and between ETP Retail Holdings, LLC and Sunoco LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 1, 2016).
10.34
Support Agreement, dated as of March 31, 2016, by and between Sunoco, Inc., Sunoco LP, and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 1, 2016).

10.35
Support Agreement, dated as of March 31, 2016, by and between Atlantic Refining & Marketing Corp., Sunoco LP, and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 1, 2016).

10.36
Form of Commercial Paper Dealer Agreement between Energy Transfer Partners, L.P., as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed August 22, 2016).

10.37
Registration Rights Agreement, dated as of April 2, 2018, by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P., USA Compression Partners, LP and USA Compression Holdings, LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 3, 2018).

10.38
Transition Services Agreement, dated as of April 2, 2018, by and among USA Compression Partners, LP, CDM Resource Management LLC, CDM Environmental & Technical Services LLC and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 3, 2018).

10.39
Term Loan Credit Agreement dated as of October 17, 2019 among Energy Transfer Operating, L.P., Toronto Dominion (Texas) LLC, as Administrative Agent, the other lenders party thereto and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 18, 2019).

10.40
Guaranty dated as of October 17, 2019 between Sunoco Logistics Partners Operations L.P. and Toronto Dominion (Texas) LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 18, 2019).

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) our Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) our Consolidated Statement of Partners’ Capital for the years ended December 31, 2019, 2018 and 2017; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER OPERATING, L.P.

By:	Energy Transfer Partners GP, L.P,
its general partner.
By:	Energy Transfer Partners, L.L.C.,
its general partner

By:	/s/ Kelcy L. Warren
Kelcy L. Warren
Chief Executive Officer and officer duly authorized to sign on behalf of the registrant
Dated: February 21, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kelcy L. Warren	Chief Executive Officer and Chairman of the Board	February 21, 2020
Kelcy L. Warren	of Directors (Principal Executive Officer)

/s/ Thomas E. Long	Chief Financial Officer	February 21, 2020
Thomas E. Long	(Principal Financial Officer)

/s/ A. Troy Sturrock	Senior Vice President and Controller	February 21, 2020
A. Troy Sturrock	(Principal Accounting Officer)

/s/ Matthew S. Ramsey	President, Chief Operating Officer and Director	February 21, 2020
Matthew S. Ramsey

/s/ Marshall S. McCrea, III	Chief Commercial Officer and Director	February 21, 2020
Marshall S. McCrea, III

/s/ David K. Skidmore	Director	February 21, 2020
David K. Skidmore

/s/ W. Brett Smith	Director	February 21, 2020
W. Brett Smith

/s/ William P. Williams	Director	February 21, 2020
William P. Williams

INDEX TO FINANCIAL STATEMENTS
Energy Transfer Operating, L.P. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of Energy Transfer Partners, L.L.C. and
Unitholders of Energy Transfer Operating, L.P.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Energy Transfer Operating, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for leases due to the adoption of the new leasing standard. The Partnership adopted the new leasing standard by recognizing a cumulative catch-up adjustment to the opening balance sheet as of January 1, 2019.

Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment (Note 2)
Of the $4.9 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2019, approximately $380.0 million is recorded in a reporting unit for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test. The Partnership engaged third party valuation specialists for the estimation of the fair value of this reporting unit. We identified the estimation of the fair value of the reporting unit as a critical audit matter.

The principal considerations for our determination that the estimation of the fair value of the reporting unit was a critical audit matter are that the extent to which the fair value of the reporting unit exceeds its carrying value is relatively low, the estimate of the future cash flows, including projected growth rates, forecasted costs, discount rates and future market conditions requires a high degree of judgement, and the application of valuation methodologies can be complex.

Our audit procedures related to the estimation of the fair value of the reporting unit included the following procedures, among others. We tested the effectiveness of controls relating to management’s review of the assumptions used to develop the future cash flows, the reconciliation of cash flows prepared by management to the data used in the third party valuation reports, the discount rates used, and valuation methodologies applied. In addition to testing the effectiveness of controls, we also performed the following:

•	Compared the actual current results of the relevant reporting unit to the expected performance of that reporting unit based on prior period financial forecasts, as applicable.

•	Utilized an internal valuation specialist to evaluate:

◦	The methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly by performing independent calculations,

◦	The appropriateness of the discount rates by recalculating the weighted average costs of capital, and

◦	The qualifications of the third party valuation specialists engaged by the Partnership based on their credentials and experience.

•
Tested the reasonableness of the projected growth rate and forecasted costs by comparing such items to historical operating results of the relevant reporting unit and by assessing the likelihood or capability of the reporting unit to undertake activities or initiatives underpinning significant drivers of growth in the forecasted period.

Environmental Remediation (Note 10)
The Partnership’s operations are subject to extensive federal, tribal, state and local environmental and safety laws and regulations that require expenditures for remediation at current and former facilities. We identified the identification, assessment and estimation of the environmental exposure associated with certain sites of ETC Sunoco Holdings LLC as a critical audit matter.

The principal considerations for our determination that the identification, assessment and estimation of the environmental exposure was a critical audit matter are that there was a high estimation uncertainty due to the complexity of the actuarial methods utilized, the discount rate applied and the potential for changes in the timing and extent of remediation. This required an increased extent of effort when performing audit procedures, related to identification, assessment and estimation of the environmental exposure, including the need to involve actuarial specialists.

Our audit procedures related to the identification, assessment and estimation of the Partnership’s environmental exposure included the following procedures, among others. We tested the effectiveness of controls relating to the identification and review of the historical claims, payments and reserve data provided to the third party actuary specialist and the reconciliation of that data to that used in the actuary report, and the review of the discount rate and actuarial methods applied. In addition to testing the effectiveness of controls, we performed the following procedures:

•	Utilized an external actuarial specialist to evaluate:

◦	The methodologies used and whether they were acceptable for the underlying operations,

◦	The qualifications of the third party actuary specialist engaged by the Partnership based on their credentials and experience.

•
Evaluated the appropriateness of the discount rate used by comparing it to the historical rate of return from the captive insurance company’s investment portfolio used to fund the underlying liabilities, and

•	Evaluated the life-to-date payments, reserves, and payment patterns by agreeing the historical claims and payment amounts to the underlying claims or general ledger.
/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2004.
Dallas, Texas
February 21, 2020

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$253	$418
Accounts receivable, net	4,439	4,009
Accounts receivable from related companies	175	176
Inventories	1,847	1,677
Income taxes receivable	141	73
Derivative assets	23	111
Other current assets	282	356
Total current assets	7,160	6,820

Property, plant and equipment	85,359	79,280
Accumulated depreciation and depletion	(15,388)	(12,625)
	69,971	66,655

Advances to and investments in unconsolidated affiliates	3,018	2,636
Lease right-of-use assets, net	877	—
Other non-current assets, net	976	1,006
Long-term affiliate receivable	5,926	440
Intangible assets, net	5,695	6,000
Goodwill	4,902	4,885
Total assets	$98,525	$88,442
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2019	2018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,625	$3,491
Accounts payable to related companies	27	119
Derivative liabilities	147	185
Operating lease current liabilities	54	—
Accrued and other current liabilities	3,216	2,847
Current maturities of long-term debt	12	2,655
Total current liabilities	7,081	9,297

Long-term debt, less current maturities	50,334	37,853
Non-current derivative liabilities	273	104
Non-current operating lease liabilities	816	—
Deferred income taxes	3,113	2,884
Other non-current liabilities	1,109	1,184

Commitments and contingencies
Redeemable noncontrolling interests	492	499

Equity:
Limited Partners:
Series A Preferred Unitholders (950,000 units authorized, issued and outstanding as of December 31, 2019 and 2018, respectively)	958	958
Series B Preferred Unitholders (550,000 units authorized, issued and outstanding as of December 31, 2019 and 2018, respectively)	556	556
Series C Preferred Unitholders (18,000,000 units authorized, issued and outstanding as of December 31, 2019 and 2018, respectively)	440	440
Series D Preferred Unitholders (17,800,000 units authorized, issued and outstanding as of December 31, 2019 and 2018, respectively)	434	434
Series E Preferred Unitholders (32,000,000 units authorized, issued and outstanding as of December 31, 2019)	786	—
Common Unitholders and Other	24,133	26,372
Accumulated other comprehensive loss	(18)	(42)
Total partners’ capital	27,289	28,718
Noncontrolling interests	8,018	7,903
Total equity	35,307	36,621
Total liabilities and equity	$98,525	$88,442

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2019	2018	2017
REVENUES:
Refined product sales	$16,634	$17,458	$11,166
Crude sales	15,917	14,425	10,706
NGL sales	8,290	9,986	7,781
Gathering, transportation and other fees	9,042	6,797	4,435
Natural gas sales	3,295	4,452	4,172
Other	854	969	2,263
Total revenues	54,032	54,087	40,523
COSTS AND EXPENSES:
Cost of products sold	39,603	41,658	30,966
Operating expenses	3,267	3,089	2,644
Depreciation, depletion and amortization	3,124	2,843	2,541
Selling, general and administrative	679	664	568
Impairment losses	74	431	1,039
Total costs and expenses	46,747	48,685	37,758
OPERATING INCOME	7,285	5,402	2,765
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(2,257)	(1,709)	(1,575)
Equity in earnings of unconsolidated affiliates	298	344	144
Impairment of investments in unconsolidated affiliates	—	—	(313)
Losses on extinguishments of debt	(2)	(109)	(42)
Gains (losses) on interest rate derivatives	(241)	47	(37)
Other, net	303	69	206
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	5,386	4,044	1,148
Income tax expense (benefit) from continuing operations	200	5	(1,804)
INCOME FROM CONTINUING OPERATIONS	5,186	4,039	2,952
Loss from discontinued operations, net of income taxes	—	(265)	(177)
NET INCOME	5,186	3,774	2,775
Less: Net income attributable to noncontrolling interests	1,051	715	420
Less: Net income attributable to redeemable noncontrolling interests	51	39	—
Less: Net income (loss) attributable to predecessor	—	(5)	274
NET INCOME ATTRIBUTABLE TO PARTNERS	$4,084	$3,025	$2,081

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Net income	$5,186	$3,774	$2,775
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	11	(4)	6
Actuarial gain (loss) relating to pension and other postretirement benefits	23	(43)	(12)
Change in other comprehensive income from unconsolidated affiliates	(10)	4	1
	24	(43)	(5)
Comprehensive income	5,210	3,731	2,770
Less: Comprehensive income attributable to noncontrolling interests	1,051	715	420
Less: Comprehensive income attributable to redeemable noncontrolling interests	51	39	—
Less: Comprehensive income (loss) attributable to predecessor	—	(5)	274
Comprehensive income attributable to partners	$4,108	$2,982	$2,076

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Limited Partners
	Preferred Unitholders	Common Unitholders and Other	General Partner	AOCI	Non-controlling Interest	Predecessor Equity	Total
Balance, December 31, 2016	$—	$18,407	$206	$8	$7,820	$2,497	$28,938
Distributions to partners	—	(2,516)	(952)	—	—	—	(3,468)
Distributions to noncontrolling interests	—	—	—	—	(430)	(284)	(714)
Partnership units issued for cash	1,479	2,283	—	—	—	—	3,762
Subsidiary units issued for cash	—	—	—	—	—	333	333
Sunoco Logistics Merger	—	5,938	—	—	(5,938)	—	—
Capital contributions from noncontrolling interests	—	—	—	—	2,202	—	2,202
Sale of Bakken pipeline interest	—	1,260	—	—	740	—	2,000
Sale of Rover pipeline interest	—	93	—	—	1,385	—	1,478
Acquisition of PennTex noncontrolling interest	—	(48)	—	—	(232)	—	(280)
Other comprehensive loss, net of tax	—	—	—	(5)	—	—	(5)
Other, net	—	35	—	—	(85)	(4)	(54)
Net income	12	1,079	990	—	420	274	2,775
Balance, December 31, 2017	1,491	26,531	244	3	5,882	2,816	36,967
Distributions to partners	(100)	(3,376)	(1,080)	—	—	—	(4,556)
Distributions to noncontrolling interests	—	—	—	—	(891)	(276)	(1,167)
Partnership units issued for cash	867	58	—	—	—	—	925
Subsidiary units repurchased	—	—	—	—	—	(300)	(300)
Energy Transfer Merger	—	1,370	(340)	—	1,474	(2,504)	—
Capital contributions from noncontrolling interests	—	—	—	—	649	—	649
Cumulative effect adjustment due to change in accounting principle	—	—	—	—	—	(54)	(54)
Deemed distribution, net	—	37	—	—	58	(497)	(402)
Acquisition of USAC	—	—	—	—	—	832	832
Other comprehensive loss, net of tax	—	—	—	(43)	—	—	(43)
Other, net	(3)	53	(17)	(2)	16	(12)	35
Net income (loss), excluding amounts attributable to redeemable noncontrolling interests	133	1,699	1,193	—	715	(5)	3,735
Balance, December 31, 2018	2,388	26,372	—	(42)	7,903	—	36,621
Distributions to partners	(197)	(6,087)	—	—	—	—	(6,284)
Distributions to noncontrolling interests	—	—	—	—	(1,399)	—	(1,399)
Partnership units issued for cash	780	—	—	—	—	—	780
Capital contributions from noncontrolling interests	—	—	—	—	348	—	348
Sale of noncontrolling interest in subsidiary	—	—	—	—	93	—	93
Other comprehensive loss, net of tax	—	—	—	24	—	—	24
Other, net	(1)	(32)	—	—	22	—	(11)
Net income, excluding amounts attributable to redeemable noncontrolling interests	204	3,880	—	—	1,051	—	5,135
Balance, December 31, 2019	$3,174	$24,133	$—	$(18)	$8,018	$—	$35,307

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$5,186	$3,774	$2,775
Reconciliation of net income to net cash provided by operating activities:
Loss from discontinued operations	—	265	177
Depreciation, depletion and amortization	3,124	2,843	2,541
Deferred income taxes	221	(8)	(1,841)
Inventory valuation adjustments	(79)	85	(24)
Non-cash compensation expense	111	105	99
Impairment losses	74	431	1,039
Impairment of investments in unconsolidated affiliates	—	—	313
Losses on extinguishment of debt	2	109	42
Distributions on unvested awards	(9)	(33)	(35)
Equity in earnings of unconsolidated affiliates	(298)	(344)	(144)
Distributions from unconsolidated affiliates	285	328	297
Other non-cash	113	(113)	(249)
Net change in operating assets and liabilities, net of effects of acquisitions	(479)	117	(173)
Net cash provided by operating activities	8,251	7,559	4,817
INVESTING ACTIVITIES:
Cash proceeds from sale of noncontrolling interest in subsidiary	93	—	—
Cash proceeds from USAC acquisition, net of cash received	—	711	—
Cash proceeds from Bakken pipeline transaction	—	—	2,000
Cash proceeds from Rover pipeline transaction	—	—	1,478
Cash paid for acquisition of PennTex noncontrolling interest	—	—	(280)
Cash paid for all other acquisitions	(7)	(429)	(303)
Capital expenditures, excluding allowance for equity funds used during construction	(5,936)	(7,407)	(8,444)
Contributions in aid of construction costs	80	109	24
Contributions to unconsolidated affiliates	(523)	(26)	(268)
Distributions from unconsolidated affiliates in excess of cumulative earnings	98	69	135
Proceeds from the sale of assets	54	87	45
Other	18	(16)	1
Net cash used in investing activities	(6,123)	(6,902)	(5,612)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCING ACTIVITIES:
Proceeds from borrowings	22,583	28,538	29,389
Repayments of debt	(16,874)	(27,297)	(29,387)
Repayments of notes payable to related party	(1,328)	(440)	(423)
Common units issued for cash	—	58	2,283
Preferred units issued for cash	780	867	1,479
Redeemable noncontrolling interests issued for cash	—	465	—
Predecessor units issued for cash	—	—	333
Capital contributions from noncontrolling interests	348	649	1,214
Distributions to partners	(6,284)	(4,556)	(3,468)
Predecessor distributions to partners	—	(276)	(284)
Distributions to noncontrolling interests	(1,399)	(891)	(430)
Distributions to redeemable noncontrolling interests	—	(24)	—
Repurchases of common units	—	(24)	—
Subsidiary repurchases of common units	—	(300)	—
Redemption of Legacy ETP Preferred Units	—	—	(53)
Debt issuance costs	(117)	(162)	(83)
Other	(2)	85	2
Net cash provided by (used in) financing activities	(2,293)	(3,308)	572
DISCONTINUED OPERATIONS:
Operating activities	—	(484)	136
Investing activities	—	3,207	(38)
Changes in cash included in current assets held for sale	—	11	(5)
Net increase in cash and cash equivalents of discontinued operations	—	2,734	93
Increase (decrease) in cash and cash equivalents	(165)	83	(130)
Cash and cash equivalents, beginning of period	418	335	465
Cash and cash equivalents, end of period	$253	$418	$335

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
ETO is a consolidated subsidiary of Energy Transfer LP. In October 2018, we completed the merger of ETO with a wholly-owned subsidiary of ET in a unit-for-unit exchange (the “Energy Transfer Merger”). In connection with the transaction, the former common unitholders (other than ET and its subsidiaries) received 1.28 common units of ET for each common unit of ETO they owned.
Immediately prior to the closing of the Energy Transfer Merger, the following also occurred:

•	the IDRs in ETO were converted into 1,168,205,710 ETO common units; and

•	the general partner interest in ETO was converted to a non-economic general partner interest and ETO issued 18,448,341 ETO common units to ETP GP.
The Energy Transfer Merger was a combination of entities under common control; therefore, Sunoco LP, Lake Charles LNG and USAC’s (see Note 3 for more information) assets and liabilities were not adjusted. The Partnership’s consolidated financial statements have been retrospectively adjusted to reflect consolidation beginning January 1, 2017 of Sunoco LP and Lake Charles LNG and April 2, 2018 of USAC (the date ET acquired USAC, see Note 3). Predecessor equity included on the consolidated financial statements represents Sunoco LP, Lake Charles LNG and USAC’s equity prior to the Energy Transfer Merger.
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
The Sunoco Logistics Merger was accounted for as an equity transaction. The Sunoco Logistics Merger did not result in any changes to the carrying values of assets and liabilities in the consolidated financial statements, and no gain or loss was recognized. For the periods prior to the Sunoco Logistics Merger, the Sunoco Logistics limited partner interests that were owned by third parties (other than Energy Transfer Partners, L.P. or its consolidated subsidiaries) are presented as noncontrolling interests in these consolidated financial statements.
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
The Partnership owns a controlling interest in Sunoco LP which is engaged in the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers, and distributors, as well as the retail sale of motor fuels and merchandise through Sunoco LP operated convenience stores and retail fuel sites. As of December 31, 2019, our interest in Sunoco LP consisted of 100% of the general partner and IDRs, as well as 28.5 million common units.
The Partnership owns a controlling interest in USAC which provides compression services to producers, processors, gatherers and transporters of natural gas and crude oil. As of December 31, 2019, our interest in USAC consisted of 100% of the general partner and 46.1 million common units.
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
For prior periods herein, certain balances have been reclassified to assets and liabilities held for sale and certain revenues and expenses to discontinued operations. These reclassifications had no impact on net income or total equity.

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
Lease Accounting
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
Although Panhandle’s natural gas transmission systems and storage operations are subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978, it does not currently apply regulatory accounting policies in accounting for its operations.  Panhandle does not apply regulatory accounting policies primarily due to the level of discounting from tariff rates and its inability to recover specific costs.
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
The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2019	2018	2017
Accounts receivable	$(423)	$506	$(951)
Accounts receivable from related companies	(25)	128	(462)
Inventories	(98)	282	58
Other current assets	100	7	40
Other non-current assets, net	(126)	(109)	(88)
Accounts payable	101	(769)	713
Accounts payable to related companies	(94)	(206)	486
Accrued and other current liabilities	50	365	(56)
Other non-current liabilities	(183)	(34)	78
Price risk management assets and liabilities, net	219	(53)	9
Net change in operating assets and liabilities, net of effects of acquisitions	$(479)	$117	$(173)
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2019	2018	2017
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,265	$1,030	$1,060
Lease assets obtained in exchange for new lease liabilities	67	—	—
Net gains (losses) from subsidiary common unit transactions	—	(127)	5
NON-CASH FINANCING ACTIVITIES:
Contribution of assets from noncontrolling interests	$—	$—	$988
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$1,798	$1,537	$1,516
Cash paid for income taxes	30	508	50

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
We have a diverse portfolio of customers; however, because of the midstream and transportation services we provide, many of our customers are engaged in the exploration and production segment. We manage trade credit risk to mitigate credit losses and exposure to uncollectible trade receivables. Prospective and existing customers are reviewed regularly for creditworthiness to manage credit risk within approved tolerances. Customers that do not meet minimum credit standards are required to provide additional credit support in the form of a letter of credit, prepayment, or other forms of security. We establish an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables and consider many factors including historical customer collection experience, general and specific economic trends, and known specific issues related to individual customers, sectors, and transactions that might impact collectability. Increases in the allowance are recorded as a component of operating expenses; reductions in the allowance are recorded when receivables are subsequently collected or written-off. Past due receivable balances are written-off when our efforts have been unsuccessful in collecting the amount due.
Inventories
Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method.
Inventories consisted of the following:

	December 31,
	2019	2018
Natural gas, NGLs and refined products (1)	$833	$833
Crude oil	566	506
Spare parts and other	448	338
Total inventories	$1,847	$1,677

(1)	Due to changes in fuel prices, Sunoco LP recorded a write-down on the value of its fuel inventory of $85 million as of December 31, 2018.
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
Other Current Assets
Other current assets consisted of the following:

	December 31,
	2019	2018
Deposits paid to vendors	$95	$141
Prepaid expenses and other	187	215
Total other current assets	$282	$356
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful or FERC-mandated lives of the assets, if applicable. Expenditures for maintenance and repairs that do not add capacity or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Additionally, we capitalize certain costs directly related to the construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in our consolidated statements of operations.
Property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, we reduce the carrying amount of such assets to fair value.
In 2019, USAC recognized a $6 million fixed asset impairment related to certain idle compressor assets. Sunoco LP recognized a $47 million write-down on assets held for sale related to its ethanol plant in Fulton, New York.
In 2018, USAC recognized a $9 million fixed asset impairment related to certain idle compressor assets.
In 2017, the Partnership recorded a $127 million fixed asset impairment related to Sea Robin primarily due to a reduction in expected future cash flows due to an increase during 2017 in insurance costs related to offshore assets.
Capitalized interest is included for pipeline construction projects, except for certain interstate projects for which an allowance for funds used during construction (“AFUDC”) is accrued. Interest is capitalized based on the current borrowing rate of our revolving credit facilities when the related costs are incurred. AFUDC is calculated under guidelines prescribed by the FERC and capitalized as part of the cost of utility plant for interstate projects. It represents the cost of servicing the capital invested in construction work-in-process. AFUDC is segregated into two component parts – borrowed funds and equity funds.
Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2019	2018
Land and improvements	$1,075	$1,168
Buildings and improvements (1 to 45 years)	2,581	2,636
Pipelines and equipment (5 to 83 years)	62,508	58,783
Product storage and related facilities and equipment (2 to 83 years)	4,739	4,978
Right of way (20 to 83 years)	4,736	4,533
Other (1 to 48 years)	1,499	1,115
Construction work-in-process	8,221	6,067
Property, plant and equipment, gross	85,359	79,280
Less: Accumulated depreciation and depletion	(15,388)	(12,625)
Property, plant and equipment, net	$69,971	$66,655
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2019	2018	2017
Depreciation, depletion and amortization expense	$2,816	$2,522	$2,199
Capitalized interest	166	294	286

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

Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2019	2018
Regulatory assets	$42	$43
Pension assets	84	68
Deferred charges	178	178
Restricted funds	178	178
Other	494	539
Total other non-current assets, net	$976	$1,006

Restricted funds includes an immaterial amount of restricted cash primarily held in our wholly-owned captive insurance companies.
Intangible Assets
Intangible assets are stated at cost, net of amortization computed on the straight-line method. The Partnership removes the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized.
Components and useful lives of intangible assets were as follows:

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$7,074	$(1,741)	$7,106	$(1,493)
Patents (10 years)	48	(35)	48	(30)
Trade Names (20 years)	66	(31)	66	(28)
Other (5 to 20 years)	19	(12)	33	(9)
Total amortizable intangible assets	7,207	(1,819)	7,253	(1,560)
Non-amortizable intangible assets:
Trademarks	295	—	295	—
Other	12	—	12	—
Total non-amortizable intangible assets	307	—	307	—
Total intangible assets	$7,514	$(1,819)	$7,560	$(1,560)

Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2019	2018	2017
Reported in depreciation, depletion and amortization expense	$308	$321	$336

Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2020	$371
2021	367
2022	337
2023	297
2024	284

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
Sunoco LP performed impairment tests on its indefinite-lived intangible assets during the fourth quarter of 2018 and recognized a $30 million impairment charge on its contractual rights, included in other in the table above, primarily due to decreases in projected future revenues and cash flows from the date the intangible assets were originally recorded.
Sunoco LP performed impairment tests on its indefinite-lived intangible assets during the fourth quarter of 2017 and recognized a total of $17 million in impairment charges on their contractual rights and liquor licenses primarily due to decreases in projected future revenues and cash flows from the date the intangible assets were originally recorded.
Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. The annual impairment test is performed during the fourth quarter.
Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	NGL and Refined Products Transportation and Services	Crude Oil Transportation and Services	Investment in Sunoco LP	Investment in USAC	All Other	Total
Balance, December 31, 2017	$10	$196	$870	$693	$1,167	$1,430	$—	$363	$4,729
Acquired	—	—	—	—	—	129	366	—	495
CDM Contribution	—	—	—	—	—	—	253	(253)	—
Impaired	—	—	(378)	—	—	—	—	—	(378)
Other	—	—	—	—	—	—	—	39	39
Balance, December 31, 2018	10	196	492	693	1,167	1,559	619	149	4,885
Acquired	—	42	—	—	—	—	—	—	42
Impaired	—	(12)	(9)	—	—	—	—	—	(21)
Other	—	—	—	—	—	(4)	—	—	(4)
Balance, December 31, 2019	$10	$226	$483	$693	$1,167	$1,555	$619	$149	$4,902

Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized.
During the third quarter of 2019, the Partnership recognized a goodwill impairment of $12 million related to the Southwest Gas operations within the interstate segment primarily due to decreases in projected future revenues and cash flows. During the fourth quarter of 2019, the Partnership recognized a goodwill impairment of $9 million related to our North Central operations within the midstream segment primarily due to changes in assumptions related to projected future revenues and cash flows.
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
In connection with aforementioned impairments, the Partnership determined the fair value of our reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
Management does not believe that any of the goodwill balances in its reporting units is currently at significant risk of impairment; however, of the $4.90 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2019, approximately $380 million is recorded in reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test.
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
An ARO is required to be recorded when a legal obligation to retire an asset exists and such obligation can be reasonably estimated. We will record an ARO in the periods in which management can reasonably estimate the settlement dates.
Except for certain amounts discussed below, management was not able to reasonably measure the fair value of AROs as of December 31, 2019 and 2018, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. ETC Sunoco has legal AROs for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, ETC Sunoco is legally or contractually required to abandon in place or remove the asset. We believe we may have additional AROs related to ETC Sunoco’s pipeline assets and storage tanks, for which it is not possible to estimate whether or when the AROs will be settled. Consequently, these AROs cannot be measured at this time. Sunoco LP has AROs related to the estimated future cost to remove underground storage tanks.
As of December 31, 2019 and 2018, other non-current liabilities in the Partnership’s consolidated balance sheets included AROs of $223 million and $193 million, respectively. For the years ended December 31, 2019, 2018 and 2017 aggregate accretion expense related to AROs was $5 million, $13 million and $9 million, respectively.
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
Oher non-current assets on the Partnership’s consolidated balance sheet included $31 million and $26 million of legally restricted funds for the purpose of settling AROs as of December 31, 2019 and 2018, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2019	2018
Interest payable	$576	$503
Customer advances and deposits	123	128
Accrued capital expenditures	1,265	1,030
Accrued wages and benefits	217	283
Taxes payable other than income taxes	263	256
Exchanges payable	67	112
Other	705	535
Total accrued and other current liabilities	$3,216	$2,847

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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2019 was $54.08 billion and$50.35 billion , respectively. As of December 31, 2018, the aggregate fair value and carrying amount of our debt obligations was $39.54 billion and $40.51 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in our preferred units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the year ended December 31, 2019, no transfers were made between any levels within the fair value hierarchy.
The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2019 and 2018 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2019
		Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$17	$17	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	65	65	—
Forward Physical Contracts	3	—	3
Power:
Forwards	11	—	11
Futures	4	4	—
Options – Puts	1	1	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	260	260	—
Refined Products – Futures	8	8	—
Crude – Forwards/Swaps	13	13	—
Total commodity derivatives	384	369	15
Other non-current assets	31	20	11
Total assets	$415	$389	$26
Liabilities:
Interest rate derivatives	$(399)	$—	$(399)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(49)	(49)	—
Swing Swaps IFERC	(1)	—	(1)
Fixed Swaps/Futures	(43)	(43)	—
Power:
Forwards	(5)	—	(5)
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(278)	(278)	—
Refined Products – Futures	(10)	(10)	—
Total commodity derivatives	(389)	(383)	(6)
Total liabilities	$(788)	$(383)	$(405)

	Fair Value Total	Fair Value Measurements at December 31, 2018
		Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$42	$42	$—
Swing Swaps IFERC	52	8	44
Fixed Swaps/Futures	97	97	—
Forward Physical Contracts	20	—	20
Power:
Power – Forwards	48	—	48
Futures	1	1	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	291	291	—
Refined Products – Futures	7	7	—
Crude - Forwards/Swaps	1	1	—
Total commodity derivatives	560	448	112
Other non-current assets	26	17	9
Total assets	$586	$465	$121
Liabilities:
Interest rate derivatives	$(163)	$—	$(163)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(91)	(91)	—
Swing Swaps IFERC	(40)	—	(40)
Fixed Swaps/Futures	(88)	(88)	—
Forward Physical Contracts	(21)	—	(21)
Power:
Forwards	(42)	—	(42)
Futures	(1)	(1)	—
NGLs – Forwards/Swaps	(224)	(224)	—
Refined Products – Futures	(15)	(15)	—
Crude - Forwards/Swaps	(61)	(61)	—
Total commodity derivatives	(583)	(480)	(103)
Total liabilities	$(746)	$(480)	$(266)

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
We record the collection of taxes to be remitted to government authorities on a net basis except for our all other segment in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income. For the years ended December 31, 2019, 2018 and 2017, excise taxes collected by Sunoco LP were $386 million, $370 million and $234 million, respectively.
Issuances of Subsidiary Units
We record changes in our ownership interest of our subsidiaries as equity transactions, with no gain or loss recognized in consolidated net income or comprehensive income. For example, upon our subsidiary’s issuance of common units in a public offering, we record any difference between the amount of consideration received or paid and the amount by which the noncontrolling interests are adjusted as a change in partners’ capital.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service (“IRS”) pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, ETO would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2019, 2018 and 2017, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local income taxes. These corporate subsidiaries include ETP Holdco, Inland Corporation, Sunoco Property Company LLC and Aloha. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.
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

3.	ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
2019 and 2020 Transactions
ET Contribution of SemGroup Assets to ETO
On December 5, 2019, ET completed the acquisition of SemGroup. During the first quarter of 2020, ET contributed certain SemGroup assets to ETO through sale and contribution transactions. The Partnership and SemGroup are under common control by ET subsequent to ET’s acquisition of SemGroup; therefore, we will account for these transactions as reorganizations of entities under common control.  Accordingly, beginning with the quarter ending March 31, 2020, the Partnership’s consolidated financial statements will be retrospectively adjusted to reflect the consolidation of the contributed SemGroup businesses beginning December 5, 2019 (the date ET acquired SemGroup).
The following table represents the preliminary fair value, as of December 5, 2019, of the SemGroup assets and liabilities transferred from ET to ETO:

At December 5, 2019
Total current assets	$548
Property, plant and equipment	2,544
Other non-current assets	574
Goodwill	230
Intangible assets	280
Total assets	4,176

Total current liabilities	480
Long-term debt, less current maturities	812
Other non-current liabilities	109
Total liabilities	1,401

Noncontrolling interest	335

Partners’ capital	2,440
Total liabilities and partners’ capital	$4,176

2018 Transactions
ET Contribution of Assets to ETO
Immediately prior to the closing of the Energy Transfer Merger discussed in Note 1, ET contributed the following to ETO:

•	2,263,158 common units representing limited partner interests in Sunoco LP to ETO in exchange for 2,874,275 ETO common units;

•	100 percent of the limited liability company interests in Sunoco GP LLC, the sole general partner of Sunoco LP, and all of the IDRs in Sunoco LP, to ETO in exchange for 42,812,389 ETO common units;

•
12,466,912 common units representing limited partner interests in USAC and 100 percent of the limited liability company interests in USA Compression GP, LLC, the general partner of USAC, to ETO in exchange for 16,134,903 ETO common units; and

•
a 100 percent limited liability company interest in Lake Charles LNG and a 60 percent limited liability company interest in each of Energy Transfer LNG Export, LLC, ET Crude Oil Terminals, LLC and ETC Illinois LLC to ETO in exchange for 37,557,815 ETO common units.

USAC Acquisition
On April 2, 2018, ET acquired a controlling interest in USAC, a publicly traded partnership that provides compression services in the United States. Specifically the Partnership acquired (i) all of the outstanding limited liability company interests in USA Compression GP, LLC (“USAC GP”), the general partner of USAC, and (ii) 12,466,912 USAC common units representing limited partner interests in USAC for cash consideration equal to $250 million (the “USAC Transaction”). Concurrently, USAC cancelled its IDRs and converted its economic general partner interest into a non-economic general partner interest in exchange for the issuance of 8,000,000 USAC common units to USAC GP.
Concurrent with these transactions, ETO contributed to USAC all of the issued and outstanding membership interests of CDM for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 USAC common units, (ii) 6,397,965 units of a newly authorized and established class of units representing limited partner interests in USAC (“USAC Class B Units”) and (iii) $1.23 billion in cash, including customary closing adjustments (the “CDM Contribution”). The USAC Class B Units are a new class of partnership interests of USAC that have substantially all of the rights and obligations of a USAC common unit, except the USAC Class B Units will not participate in distributions for the first four quarters following the closing date of April 2, 2018. Each USAC Class B Unit will automatically convert into one USAC common unit on the first business day following the record date attributable to the quarter ending June 30, 2019.
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
Sunoco LP Retail Store Divestment
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
In connection with the 7-Eleven Transaction, Sunoco LP entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018 (“Supply Agreement”), with 7-Eleven and SEI Fuel (collectively, “Distributor”). The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement under which Sunoco LP has agreed to supply approximately 2.0 billion gallons of fuel annually plus additional aggregate growth volumes of up to 500 million gallons to be added incrementally over the first four years. For the period from January 1, 2018 through January 22, 2018 and the years ended December 31, 2017, Sunoco LP recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million and $3.2 billion, respectively, which were eliminated in consolidation. Sunoco LP received payments on trade receivables of $3.7 billion and $3.4 billion, respectively, from 7-Eleven for the years ended December 31, 2019 and December 31, 2018 subsequent to the closing of the sale.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of Sunoco LP’s retail divestment as discontinued operations.
There were no results of operations associated with discontinued operations for the year ended December 31, 2019. The results of operations associated with discontinued operations for the years ended December 31, 2018 and 2017 are presented in the following table:

	Years Ended December 31,
	2018	2017
REVENUES	$349	$6,964

COSTS AND EXPENSES
Cost of products sold	305	5,806
Operating expenses	61	763
Depreciation, depletion and amortization	—	34
Selling, general and administrative	7	168
Impairment losses	—	285
Total costs and expenses	373	7,056
OPERATING LOSS	(24)	(92)
OTHER EXPENSE
Interest expense, net	2	36
Loss on extinguishment of debt	20	—
Other, net	61	1
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	(107)	(129)
Income tax expense	158	48
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$(265)	$(177)

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

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
Citrus
We own CrossCountry Energy, LLC, a wholly-owned subsidiary of ETO, which in turn owns a 50% interest in Citrus. The other 50% interest in Citrus is owned by a subsidiary of KMI. Citrus owns 100% of FGT, an approximately 5,362-mile natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula. Our investment in Citrus is reflected in our interstate transportation and storage segment.
FEP
We have a 50% interest in FEP which owns an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline in Panola County, Mississippi. Our investment in FEP is reflected in the interstate transportation and storage segment. The Partnership evaluated its investment in FEP for impairment as of December 31, 2017, based on FASB Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures. The Partnership recorded an impairment of its investment in FEP of $141 million during the year ended December 31, 2017 due to a negative outlook for long-term transportation contracts as a result of a decrease in production in the Fayetteville basin and a customer re-contracting with a competitor.
MEP
We own a 50% interest in MEP, which owns approximately 500 miles of natural gas pipeline that extends from Southeast Oklahoma, across Northeast Texas, Northern Louisiana and Central Mississippi to an interconnect with the Transcontinental natural gas pipeline system in Butler, Alabama. Our investment in MEP is reflected in the interstate transportation and storage segment.

The carrying values of the Partnership’s advances to and investments in unconsolidated affiliates as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Citrus	$1,876	$1,737
FEP	218	107
MEP	429	225
Others	495	567
Total	$3,018	$2,636
The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Years Ended December 31,
	2019	2018	2017
Citrus	$148	$141	$144
FEP	59	55	53
MEP	15	31	38
Other	76	117	(91)
Total equity in earnings of unconsolidated affiliates	$298	$344	$144

Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, Citrus, FEP and MEP (on a 100% basis) for all periods presented, except as noted below:

	December 31,
	2019	2018
Current assets	$247	$212
Property, plant and equipment, net	7,680	7,800
Other assets	40	39
Total assets	$7,967	$8,051

Current liabilities	$738	$1,534
Non-current liabilities	3,242	3,439
Equity	3,987	3,078
Total liabilities and equity	$7,967	$8,051

	Years Ended December 31,
	2019	2018	2017
Revenue	$1,192	$1,249	$1,358
Operating income	683	723	407
Net income	443	460	145

In addition to the equity method investments described above we have other equity method investments which are not significant to our consolidated financial statements.

5.	DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2019	2018
ETO Debt
9.70% Senior Notes due March 15, 2019	$—	$400
9.00% Senior Notes due April 15, 2019	—	450
5.50% Senior Notes due February 15, 2020 (1)	250	250
5.75% Senior Notes due September 1, 2020 (1)	400	400
4.15% Senior Notes due October 1, 2020 (1)	1,050	1,050
7.50% Senior Notes due October 15, 2020 (1)	1,135	—
4.40% Senior Notes due April 1, 2021	600	600
4.65% Senior Notes due June 1, 2021	800	800
5.20% Senior Notes due February 1, 2022	1,000	1,000
4.65% Senior Notes due February 15, 2022	300	300
5.875% Senior Notes due March 1, 2022	900	900
5.00% Senior Notes due October 1, 2022	700	700
3.45% Senior Notes due January 15, 2023	350	350
3.60% Senior Notes due February 1, 2023	800	800
4.25% Senior Notes due March 15, 2023	995	—
4.20% Senior Notes due September 15, 2023	500	500
4.50% Senior Notes due November 1, 2023	600	600
5.875% Senior Notes due January 15, 2024	1,127	—
4.90% Senior Notes due February 1, 2024	350	350
7.60% Senior Notes due February 1, 2024	277	277
4.25% Senior Notes due April 1, 2024	500	500
4.50% Senior Notes due April 15, 2024	750	—
9.00% Debentures due November 1, 2024	65	65
4.05% Senior Notes due March 15, 2025	1,000	1,000
5.95% Senior Notes due December 1, 2025	400	400
4.75% Senior Notes due January 15, 2026	1,000	1,000
3.90% Senior Notes due July 15, 2026	550	550
4.20% Senior Notes due April 15, 2027	600	600
5.50% Senior Notes due June 1, 2027	956	—
4.00% Senior Notes due October 1, 2027	750	750
4.95% Senior Notes due June 15, 2028	1,000	1,000
5.25% Senior Notes due April 15, 2029	1,500	—
8.25% Senior Notes due November 15, 2029	267	267
4.90% Senior Notes due March 15, 2035	500	500
6.625% Senior Notes due October 15, 2036	400	400
5.80% Senior Notes due June 15, 2038	500	500
7.50% Senior Notes due July 1, 2038	550	550
6.85% Senior Notes due February 15, 2040	250	250
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	350
5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.30% Senior Notes due April 1, 2044	700	700
5.15% Senior Notes due March 15, 2045	1,000	1,000
5.35% Senior Notes due May 15, 2045	800	800
6.125% Senior Notes due December 15, 2045	1,000	1,000
5.30% Senior Notes due April 15, 2047	900	900
5.40% Senior Notes due October 1, 2047	1,500	1,500
6.00% Senior Notes due June 15, 2048	1,000	1,000
6.25% Senior Notes due April 15, 2049	1,750	—
Floating Rate Junior Subordinated Notes due November 1, 2066	546	546
ETO $2.00 billion Term Loan facility due October 2022	2,000	—
ETO $5.00 billion Revolving Credit Facility due December 2023	4,214	3,694

Unamortized premiums, discounts and fair value adjustments, net	(5)	17
Deferred debt issuance costs	(207)	(178)
	42,120	32,288
Transwestern Debt
5.36% Senior Notes due December 9, 2020 (1)	175	175
5.89% Senior Notes due May 24, 2022	150	150
5.66% Senior Notes due December 9, 2024	175	175
6.16% Senior Notes due May 24, 2037	75	75
Deferred debt issuance costs	(1)	(1)
	574	574
Panhandle Debt
8.125% Senior Notes due June 1, 2019	—	150
7.60% Senior Notes due February 1, 2024	82	82
7.00% Senior Notes due July 15, 2029	66	66
8.25% Senior Notes due November 15, 2029	33	33
Floating Rate Junior Subordinated Notes due November 1, 2066	54	54
Unamortized premiums, discounts and fair value adjustments, net	11	14
	246	399
Bakken Project Debt
3.625% Senior Notes due April 1, 2022	650	—
3.90% Senior Notes due April 1, 2024	1,000	—
4.625% Senior Notes due April 1, 2029	850	—
Bakken $2.50 billion Credit Facility due August 2019	—	2,500
Unamortized premiums, discounts and fair value adjustments, net	(3)	—
Deferred debt issuance costs	(16)	(3)
	2,481	2,497
Sunoco LP Debt
4.875% Senior Notes Due January 15, 2023	1,000	1,000
5.50% Senior Notes Due February 15, 2026	800	800
6.00% Senior Notes Due April 15, 2027	600	—
5.875% Senior Notes Due March 15, 2028	400	400
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	162	700
Lease-related obligations	135	107
Deferred debt issuance costs	(26)	(23)
	3,071	2,984
USAC Debt
6.875% Senior Notes due April 1, 2026	725	725
6.875% Senior Notes due September 1, 2027	750	—
USAC $1.60 billion Revolving Credit Facility due April 2023	403	1,050
Deferred debt issuance costs	(26)	(16)
	1,852	1,759

Other	2	7
Total debt	50,346	40,508
Less: Current maturities of long-term debt	12	2,655
Long-term debt, less current maturities	$50,334	$37,853

(1)	As of December 31, 2019, these notes were classified as long-term as management had the intent and ability to refinance the borrowings on a long-term basis. The notes were redeemed in January 2020.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $273 million in unamortized net premiums, fair value adjustments and deferred debt issuance costs:

2020	$3,021
2021	1,412
2022	5,792
2023	8,960
2024	4,337
Thereafter	27,097
Total	$50,619

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
ETO January 2020 Senior Notes Offering and Redemption
On January 22, 2020, ETO completed a registered offering (the “January 2020 Senior Notes Offering”) of $1.00 billion aggregate principal amount of the Partnership’s 2.900% Senior Notes due 2025, $1.50 billion aggregate principal amount of the Partnership’s 3.750% Senior Notes due 2030 and $2.00 billion aggregate principal amount of the Partnership’s 5.000% Senior Notes due 2050, (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed by the Partnership’s wholly owned subsidiary, Sunoco Logistics Partners Operations L.P., on a senior unsecured basis.
Utilizing proceeds from the January 2020 Senior Notes Offering, ETO redeemed its $400 million aggregate principal amount of 5.75% Senior Notes due September 1, 2020, its $1.05 billion aggregate principal amount of 4.15% Senior Notes due October 1, 2020, its $1.14 billion aggregate principal amount of 7.50% Senior Notes due October 15, 2020, its $250 million aggregate principal amount of 5.50% Senior Notes due February 15, 2020, ET’s $52 million aggregate principal amount of 7.50% Senior Notes due October 15, 2020 and Transwestern’s $175 million aggregate principal amount of 5.36% Senior Notes due December 9, 2020.
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
Bakken Senior Notes Offering
In March 2019, Midwest Connector Capital Company LLC, a wholly-owned subsidiary of Dakota Access, issued the following senior notes related to the Bakken pipeline:
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
USAC Senior Notes Offering
In March 2019, USAC issued $750 million aggregate principal amount of 6.875% senior notes due 2027 in a private placement, and in December 2019, USAC exchanged those notes for substantially identical senior notes registered under the Securities Act. The net proceeds from this offering were used to repay a portion of USAC’s existing borrowings under its credit facility and for general partnership purposes.
Transwestern Senior Notes
The Transwestern senior notes are redeemable at any time in whole or pro rata, subject to a premium or upon a change of control event or an event of default, as defined. The balance is payable upon maturity. Interest is paid semi-annually.
Credit Facilities, Term Loan and Commercial Paper
ETO Term Loan
On October 17, 2019, ETO entered into a term loan credit agreement (the “ETO Term Loan”) providing for a $2.00 billion three-year term loan credit facility. Borrowings under the term loan agreement mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. The term loan agreement is unsecured and is guaranteed by our subsidiary, Sunoco Logistics Partners Operations L.P.
As of December 31, 2019, the ETO Term Loan had $2.00 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of December 31, 2019 was 2.78%.

ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of December 31, 2019, the ETO Five-Year Credit Facility had $4.21 billion outstanding, of which $1.64 billion was commercial paper. The amount available for future borrowings was $709 million after taking into account letters of credit of $77 million. The weighted average interest rate on the total amount outstanding as of December 31, 2019 was 2.88%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 27, 2020. As of December 31, 2019, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”). As of December 31, 2019, the Sunoco LP Credit Facility had $162 million outstanding borrowings and $8 million in standby letters of credit. The amount available for future borrowings was $1.33 billion at December 31, 2019. The weighted average interest rate on the total amount outstanding as of December 31, 2019 was 3.75%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), which matures on April 2, 2023 and permits up to $400 million of future increases in borrowing capacity. As of December 31, 2019, USAC had $403 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of December 31, 2019, USAC had $1.2 billion of availability under its credit facility. The weighted average interest rate on the total amount outstanding as of December 31, 2019 was 4.31%.
Covenants Related to Our Credit Agreements
Covenants Related to ETO
The agreements relating to the ETO senior notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.
The ETO Credit Facilities contain covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

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
The ETO Credit Facilities applicable margin and rate used in connection with the interest rates and commitment fees, respectively, are based on the credit ratings assigned to our senior, unsecured, non-credit enhanced long-term debt. The applicable margin for eurodollar rate loans under the ETO Five-Year Facility ranges from 1.125% to 2.000% and the applicable margin for base rate loans ranges from 0.125% to 1.000%. The applicable rate for commitment fees under the ETO Five-Year Facility ranges from 0.125% to 0.300%.  The applicable margin for eurodollar rate loans under the ETO 364-Day Facility ranges from 1.250% to 1.750% and the applicable margin for base rate loans ranges from 0.250% to 0.750%. The applicable rate for commitment fees under the ETO 364-Day Facility ranges from 0.125% to 0.225%.
The ETO Credit Facilities contain various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The ETO Credit Facilities also limit us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during a Specified Acquisition Period. Our Leverage Ratio was 4.04 to 1 at December 31, 2019, as calculated in accordance with the credit agreements.
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
Panhandle’s restrictive covenants include restrictions on liens securing debt and guarantees and restrictions on mergers and on the sales of assets. A breach of any of these covenants could result in acceleration of Panhandle’s debt.
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

•
a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (i) 5.5 to 1 through the end of the fiscal quarter ending December 31, 2019 and (ii) 5.0 to 1.0 thereafter, in each case subject to a provision for increases to such thresholds by 0.50 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.

Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2019.

6.	REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. Redeemable noncontrolling interests as of December 31, 2019 included a balance of $477 million related to the USAC Preferred Units described below and a balance of $15 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership.
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
Limited Partner interests are represented by Common Units and other classes of units described below, as well as Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, and Series G Preferred Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement. No person is entitled to preemptive rights in respect of issuances of equity securities by us, except that ETP GP has the right, in connection with the issuance of any equity security by us, to purchase equity securities on the same terms as equity securities are issued to third parties sufficient to enable ETP GP and its affiliates to maintain the aggregate percentage equity interest in us as ETP GP and its affiliates owned immediately prior to such issuance.
Class K Units
As of December 31, 2019, a total of 101.5 million Class K Units were held by wholly-owned subsidiaries of ETO. Each Class K Unit is entitled to a quarterly cash distribution of $0.67275 per Class K Unit prior to ETO making distributions of available cash to any class of units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETO from ETP Holdco.  If the Partnership is unable to pay the Class K Unit quarterly distribution with respect to any quarter, the accrued and unpaid distributions will accumulate until paid and any accumulated balance will accrue 1.5% per annum until paid.
Class L Units
On December 31, 2018, ETO issued a new class of limited partner interests titled Class L Units to two wholly-owned subsidiaries of the Partnership when the Partnership’s previously outstanding Class E units and Class G units held by such subsidiaries were converted into Class L Units. As a result of the conversion, the Class E units and Class G units were cancelled.
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
Class M Units
On July 1, 2019, ETO issued a new class of limited partner interests titled Class M Units to ETP Holdco, a wholly-owned subsidiary of the Partnership, in exchange for the contribution of ETP Holdco’s equity ownership interest in Panhandle to the Partnership.
The Class M Units generally do not have any voting rights. The Class M Units are entitled to aggregate cash distributions equal to 8.00% per annum of the total amount of cash generated by us and our subsidiaries, other than ETP Holdco, and available for distribution. Distributions shall be paid quarterly, in arrears, within 45 days after the end of each quarter. As the Class M Units are owned by a wholly-owned subsidiary, the cash distributions on those units are eliminated in our consolidated financial statements.
ETO Preferred Units
In November 2017, ETO issued 950,000 of its 6.250% Series A Preferred Units at a price of $1,000 per unit and 550,000 of its 6.625% Series B Preferred Units at a price of $1,000 per unit.  In April 2018, ETO issued 18 million of its 7.375% Series C Preferred Units at a price of $25 per unit. In July 2018, ETO issued 17.8 million of its 7.625% Series D Preferred Units at a price of $25 per unit. In April 2019, ETO issued 32 million of its 7.600% Series E Preferred Units at a price of $25 per unit. As of December 31, 2019 all of our Series A, Series B, Series C, Series D and Series E Preferred Units issued remain outstanding.
The following table summarizes changes in the amounts of our Series A, Series B, Series C, Series D and Series E preferred units for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Total
Balance, December 31, 2016	$—	$—	$—	$—	$—	$—
Distributions to partners	—	—	—	—	—	—
Partnership units issued for cash	937	542	—	—	—	1,479
Other, net	—	—	—	—	—	—
Net income	7	5	—	—	—	12
Balance, December 31, 2017	944	547	—	—	—	1,491
Distributions to partners	(44)	(27)	(18)	(11)	—	(100)
Partnership units issued for cash	—	—	436	431	—	867
Other, net	(1)	—	(1)	(1)	—	(3)
Net income	59	36	23	15	—	133
Balance, December 31, 2018	958	556	440	434	—	2,388
Distributions to partners	(59)	(37)	(33)	(34)	(34)	(197)
Partnership units issued for cash	—	—	—	—	780	780
Other, net	—	—	—	—	(1)	(1)
Net income	59	37	33	34	41	204
Balance, December 31, 2019	$958	$556	$440	$434	$786	$3,174

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
ETO Series E Preferred Units
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
ETO Series F Preferred Units
On January 22, 2020, the Partnership issued 500,000 of its 6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units representing limited partner interest in the Partnership, at a price to the public of $1,000 per unit. Distributions on the Series F Preferred Units are cumulative from and including the original issue date and will be payable semi-annually in arrears on the 15th day of May and November of each year, commencing on May 15, 2020 to, but excluding, May 15, 2025, at a rate equal to 6.750% per annum of the $1,000 liquidation preference. On and after May 15, 2025, the distribution rate on the Series F Preferred Units will equal a percentage of the $1,000 liquidation preference equal to the five-year U.S. treasury rate plus a spread of 5.134% per annum. The Series F Preferred Units are redeemable at ETO’s option on or after May 15, 2025 at a redemption price of $1,000 per Series F Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series G Preferred Units
On January 22, 2020, the Partnership issued 1,100,000 of its 7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units representing limited partner interest in the Partnership, at a price to the public of $1,000 per unit. Distributions on the Series G Preferred Units are cumulative from and including the original issue date and will be payable semi-annually in arrears on the 15th day of May and November of each year, commencing on May 15, 2020 to, but excluding, May 15, 2030, at a rate equal to 7.125% per annum of the $1,000 liquidation preference. On and after May 15, 2030, the distribution rate on the Series G Preferred Units will equal a percentage of the $1,000 liquidation preference equal to the five-year U.S. treasury rate plus a spread of 5.306% per annum. The Series G Preferred Units are redeemable at ETO’s option on or after May 15, 2030 at a redemption price of $1,000 per Series G Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
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
Sunoco LP’s Equity Distribution Program
Sunoco LP is party to an equity distribution agreement for an at-the-market (“ATM”) offering pursuant to which Sunoco LP may sell its common units from time to time. For the years ended December 31, 2019 and 2018, Sunoco LP issued no units under its ATM program. For the year ended December 31, 2017, Sunoco LP issued an additional 1.3 million units with total net proceeds of $33 million , net of commissions of $0.3 million. As of December 31, 2019, $295 million of Sunoco LP common units remained available to be issued under the currently effective equity distribution agreement.
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
USAC’s Distribution Reinvestment Program
During the year ended December 31, 2019 and 2018, distributions of $1 million and $0.6 million, respectively, were reinvested under the USAC distribution reinvestment program resulting in the issuance of approximately 60,584 and 39,280 USAC common units, respectively.
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
USAC’s Class B Units
The USAC Class B Units, all of which are owned by ETO, are a new class of partnership interests of USAC that have substantially all of the rights and obligations of a USAC common unit, except the USAC Class B Units will not participate in distributions for the first four quarters following the closing date of the USAC Transaction on April 2, 2018. Each USAC Class B Unit automatically converted into one USAC common unit on the first business day following the record date attributable to the quarter ending June 30, 2019.

On July 30, 2019, the 6,397,965 USAC Class B units held by the Partnership converted into 6,397,965 common units representing limited partner interests in USAC. These common units participate in distributions declared by USAC.
Cash Distributions
ETO Preferred Unit Distributions
Distributions on the Partnership’s Series A, Series B, Series C, Series D and Series E preferred units declared and/or paid by the Partnership were as follows:

Period Ended	Record Date	Payment Date	Series A (1)		Series B (1)		Series C		Series D		Series E
December 31, 2017	February 1, 2018	February 15, 2018	$15.4510	*	$16.3780	*	$—		$—		$—
June 30, 2018	August 1, 2018	August 15, 2018	31.2500		33.1250		0.5634	*	—		—
September 30, 2018	November 1, 2018	November 15, 2018	—		—		0.4609		0.5931	*	—
December 31, 2018	February 1, 2019	February 15, 2019	31.2500		33.1250		0.4609		0.4766		—
March 31, 2019	May 1, 2019	May 15, 2019	—		—		0.4609		0.4766		—
June 30, 2019	August 1, 2019	August 15, 2019	31.2500		33.1250		0.4609		0.4766		0.5806	*
September 30, 2019	November 1, 2019	November 15, 2019	—		—		0.4609		0.4766		0.4750
December 31, 2019	February 3, 2020	February 18, 2020	31.2500		33.1250		0.4609		0.4766		0.4750

*	Represent prorated initial distributions. Prorated initial distributions on the recently issued Series F and Series G preferred units will be payable in May 2020.
(1)    Series A Preferred Units and Series B Preferred Unit distributions are paid on a semi-annual basis.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%

Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 13, 2017	February 21, 2017	$0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255
June 30, 2017	August 7, 2017	August 15, 2017	0.8255
September 30, 2017	November 7, 2017	November 14, 2017	0.8255
December 31, 2017	February 6, 2018	February 14, 2018	0.8255
March 31, 2018	May 7, 2018	May 15, 2018	0.8255
June 30, 2018	August 7, 2018	August 15, 2018	0.8255
September 30, 2018	November 6, 2018	November 14, 2018	0.8255
December 31, 2018	February 6, 2019	February 14, 2019	0.8255
March 31, 2019	May 7, 2019	May 15, 2019	0.8255
June 30, 2019	August 6, 2019	August 14, 2019	0.8255
September 30, 2019	November 5, 2019	November 19, 2019	0.8255
December 31, 2019	February 7, 2020	February 19, 2020	0.8255

USAC Cash Distributions
Subsequent to the Energy Transfer Merger and USAC Transactions described in Note 1 and Note 3, respectively, ETO owned approximately 39.7 million USAC common units and 6.4 million USAC Class B units. Subsequent to the conversion of the USAC Class B Units to USAC common units on July 30, 2019, ETO owns approximately 46.1 million USAC common units. As of December 31, 2019, USAC had approximately 96.6 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.
Distributions on USAC’s units declared and/or paid by USAC subsequent to the USAC transaction on April 2, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2018	May 1, 2018	May 11, 2018	$0.5250
June 30, 2018	July 30, 2018	August 10, 2018	0.5250
September 30, 2018	October 29, 2018	November 09, 2018	0.5250
December 31, 2018	January 28, 2019	February 8, 2019	0.5250
March 31, 2019	April 29, 2019	May 10, 2019	0.5250
June 30, 2019	July 29, 2019	August 9, 2019	0.5250
September 30, 2019	October 28, 2019	November 8, 2019	0.5250
December 31, 2019	January 27, 2020	February 7, 2020	0.5250

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2019	2018
Available-for-sale securities	$13	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial loss related to pensions and other postretirement benefits	(25)	(48)
Investments in unconsolidated affiliates, net	(1)	9
Total AOCI, net of tax	$(18)	$(42)

The table below sets forth the tax amounts included in the respective components of other comprehensive income:

	December 31,
	2019	2018
Available-for-sale securities	$(1)	$(1)
Foreign currency translation adjustment	2	2
Actuarial loss relating to pension and other postretirement benefits	8	12
Total	$9	$13

8.	NON-CASH COMPENSATION PLANS:
ETO Long-Term Incentive Plan
We have previously issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase ETO Common Units, restricted units, phantom units, distribution equivalent rights (“DERs”), Common Unit appreciation rights, and other unit-based awards.
The Partnership does not currently have any equity compensation plans. In connection with the Energy Transfer Merger in October 2018, all of the Partnership’s equity compensation plans, as well as the Partnership’s obligations under those plans, were assumed by ET. The Partnership recorded stock compensation expenses of $111 million, $105 million and $99 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

The following table summarizes the activity of the Subsidiary Unit Awards:

	Sunoco LP		USAC
	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2018	2.1	$29.15	1.4	$14.98
Awards granted	0.7	30.70	0.7	15.88
Awards vested	(0.5)	30.04	(0.3)	13.06
Awards forfeited	(0.2)	28.16	—	16.78
Unvested awards as of December 31, 2019	2.1	29.21	1.8	15.09

The following table summarizes the weighted average grant-date fair value per unit award granted:

	Years Ended December 31,
	2019	2018	2017
Sunoco LP	$30.70	$27.67	$28.31
USAC	15.88	15.47	N/A

The total fair value of Subsidiary Unit Awards vested for the years ended December 31, 2019, 2018 and 2017 was $17 million, $22 million and $9 million, respectively, based on the market price of Sunoco LP and USAC common units as of the vesting date for the years ended December 31, 2019 and 2018 and Sunoco LP for the year ended December 31, 2017. As of December 31, 2019, estimated compensation cost related to Subsidiary Unit Awards not yet recognized was $57 million, and the weighted average period over which this cost is expected to be recognized in expense is 3.6 years.

9.	INCOME TAXES:
As a partnership, we are not subject to United States federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) of our taxable subsidiaries were summarized as follows:

	Years Ended December 31,
	2019	2018	2017
Current expense (benefit):
Federal	$(20)	$(7)	$53
State	(1)	20	(16)
Total	(21)	13	37
Deferred expense (benefit):
Federal	176	183	(2,025)
State	45	(191)	184
Total	221	(8)	(1,841)
Total income tax expense (benefit)	$200	$5	$(1,804)

Historically, our effective tax rate has differed from the statutory rate primarily due to Partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. A reconciliation of income tax expense at the United States statutory rate to the Partnership’s income tax benefit for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years Ended December 31,
	2019	2018	2017
Income tax expense at United States statutory rate	$1,131	$849	$402
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(940)	(718)	(626)
Federal rate change	—	—	(1,784)
Goodwill impairments	—	—	208
State income taxes (net of federal income tax effects)	14	(125)	123
Dividend received deduction	(3)	(5)	(14)
Change in tax status of subsidiary	—	—	(124)
Other	(2)	4	11
Income tax expense (benefit)	$200	$5	$(1,804)

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2019	2018
Deferred income tax assets:
Net operating losses, alternative minimum tax credit and other carryforwards	$669	$768
Pension and other postretirement benefits	—	34
Long-term debt	—	13
Other	62	181
Total deferred income tax assets	731	996
Valuation allowance	(49)	(96)
Net deferred income tax assets	$682	$900

Deferred income tax liabilities:
Property, plant and equipment	$(258)	$(742)
Investments in affiliates	(3,452)	(2,869)
Trademarks	(72)	(63)
Other	(13)	(110)
Total deferred income tax liabilities	(3,795)	(3,784)
Net deferred income taxes	$(3,113)	$(2,884)

As of December 31, 2019, ETP Holdco had a federal net operating loss carryforward of $2.65 billion, of which $1.10 billion will expire in 2031 through 2037 while the remaining can be carried forward indefinitely. As of December 31, 2019, Sunoco Property Company LLC, a corporate subsidiary of Sunoco LP, has no federal net operating loss carryforward.
Our corporate subsidiaries have $15 million of federal alternative minimum tax credits at December 31, 2019, of which $8 million is expected to be reclassified to current income tax receivable in 2020 pursuant to the Tax Cuts and Jobs Act. Our corporate subsidiaries have state net operating loss carryforward benefits of $95 million, net of federal tax, some of which will expire between 2020 and 2038, while others are carried forward indefinitely. A valuation allowance of $49 million is applicable to the state net operating loss carryforward benefits primarily attributable to significant restrictions on their use in the Commonwealth of Pennsylvania.

The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$624	$609	$615
Additions attributable to tax positions taken in the current year	—	8	—
Additions attributable to tax positions taken in prior years	11	7	28
Reduction attributable to tax positions taken in prior years	(541)	—	(25)
Lapse of statute	—	—	(9)
Balance at end of year	$94	$624	$609

As of December 31, 2019, we have $90 million ($72 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2019, we recognized interest and penalties of $1 million. At December 31, 2019, we have interest and penalties accrued of $3 million, net of tax.
We appealed the adverse Court of Federal Claims decision against ETC Sunoco regarding the IRS' denial of ethanol blending credits claims under Section 6426 to the Federal Circuit. The Federal Circuit affirmed the CFC's denial on November 1, 2018. ETC Sunoco filed a petition for certiorari with the Supreme Court on May 24, 2019 to review the Federal Circuit's affirmation of the CFC's ruling, and the Court denied Sunoco's petition on October 7, 2019. The petition for certiorari applied to ETC Sunoco's 2004 through 2009 tax years, and 2010 through 2011 are on extension with the IRS through March 30, 2020. Due to the uncertainty surrounding the litigation, a reserve of $530 million was previously established for the full amount of the pending refund claims, and the receivable and reserve for this issue were netted in the consolidated balance sheet. Subsequent to the Supreme Court's denial of the petition in October 2019, the receivable and reserve have been reversed, with no impact to the Partnership's financial position and results of operations.
In November 2015, the Pennsylvania Commonwealth Court determined in Nextel Communications v. Commonwealth (“Nextel”) that the Pennsylvania limitation on NOL carryforward deductions violated the uniformity clause of the Pennsylvania Constitution and struck the NOL limitation in its entirety.  In October 2017, the Pennsylvania Supreme Court affirmed the decision with respect to the uniformity clause violation; however, the Court reversed with respect to the remedy and instead severed the flat-dollar limitation, leaving the percentage-based limitation intact.  Nextel subsequently filed a petition for writ of certiorari with the United States Supreme Court, and this was denied on June 11, 2018.  Now certain Pennsylvania taxpayers are proceeding with litigation in Pennsylvania state courts on issues not addressed by the Pennsylvania Supreme Court in Nextel, specifically, whether the Due Process and Equal Protection Clauses of the United States Constitution and the Remedies Clause of the Pennsylvania Constitution require a court to grant the taxpayer relief. ETC Sunoco has recognized approximately $67 million ($53 million after federal income tax benefits) in tax benefit based on previously filed tax returns and certain previously filed protective claims as relates to its cases currently held pending the Nextel matter.  However, based upon the Pennsylvania Supreme Court’s October 2017 decision, and because of uncertainty in the breadth of the application of the decision, we have reserved $34 million ($27 million after federal income tax benefits) against the receivable.
In general, ETO and its subsidiaries are no longer subject to examination by the IRS, and most state jurisdictions, for the 2014 and prior tax years.
ETO and its subsidiaries also have various state and local income tax returns in the process of examination or administrative appeal in various jurisdictions. We believe the appropriate accruals or unrecognized tax benefits have been recorded for any potential assessment with respect to these examinations.

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
FERC Proceedings
By Order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by the Order dated October 1, 2019.  A hearing in the combined proceedings is scheduled for August 2020, with an initial decision expected in early 2021.
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

	Years Ended December 31,
	2019	2018	2017
ROW expense	$45	$46	$46

PES Refinery Fire and Bankruptcy
We own an approximately 7.4% non-operating interest in PES, which owns a refinery in Philadelphia. In addition, the Partnership provides logistics services to PES under commercial contracts and Sunoco LP has historically purchased refined products from PES. In June 2019, an explosion and fire occurred at the refinery complex.
On July 21, 2019, PES Holdings, LLC and seven of its subsidiaries (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as a result of the explosion and fire at the Philadelphia refinery complex. The Debtors have also defaulted on a $75 million note payable to a subsidiary of the Partnership. The Partnership has not recorded a valuation allowance related to the note receivable as of December 31, 2019, because management is not yet able to determine the collectability of the note in bankruptcy.
In addition, the Partnership’s subsidiaries retained certain environmental remediation liabilities when the refinery was sold to PES. As of December 31, 2019, the Partnership has funded these environmental remediation liabilities through its wholly-owned captive insurance company, based upon actuarially determined estimates for such costs, and these liabilities are included in the total environmental liabilities discussed below under “Environmental Remediation.” In the event that the PES property is sold in connection with the bankruptcy proceeding, it may be necessary for the Partnership to record additional environmental remediation liabilities in the future depending upon the proposed use of such property by the buyer of the property; however, management is not currently able to estimate such additional liabilities.
PES has rejected certain of the Partnership’s commercial contracts pursuant to Section 365 of the Bankruptcy Code; however, the impact of the bankruptcy on the Partnership’s commercial contracts and related revenue loss (temporary or permanent) is unknown at this time. In addition, Sunoco LP has been successful at acquiring alternative supplies to replace fuel volume lost from PES and does not anticipate any material impact to its business going forward.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia challenging permits issued by the United States Army Corps of Engineers (“USACE”) permitting Dakota Access, LLC (“Dakota Access”) to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE allowing the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively with SRST and CRST, the “Tribes”). Plaintiffs and Defendants filed cross motions for summary judgment, and the parties await a ruling.
While we believe that the pending lawsuits are unlikely to halt or suspend operation of the pipeline, we cannot assure this outcome. Energy Transfer cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu’s (“Lone Star”) facilities in Mont Belvieu, Texas, experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells, however, Lone Star is still quantifying the extent of its incurred and ongoing damages and has obtained, and will continue to seek, reimbursement for these losses.
MTBE Litigation
ETC Sunoco Holdings LLC and Sunoco (R&M), LLC (collectively, “Sunoco”) are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability, nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices claims. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of December 31, 2019, Sunoco is a defendant in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals L.P. (“SPMT”).
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
Regency Merger Litigation
On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint related to the Regency-ETO merger (the “Regency Merger”) in the Court of Chancery of the State of Delaware (the “Regency Merger Litigation”), on behalf of Regency’s common unitholders against Regency GP LP, Regency GP LLC, ET, ETO, ETP GP, and the members of Regency’s board of directors.
The Regency Merger Litigation alleges that the Regency Merger breached the Regency partnership agreement. On March 29, 2016, the Delaware Court of Chancery granted the defendants’ motion to dismiss the lawsuit in its entirety. Plaintiff appealed, and the Delaware Supreme Court reversed the judgment of the Court of Chancery. Plaintiff then filed an Amended Verified Class Action Complaint, which defendants moved to dismiss. The Court of Chancery granted in part and denied in part the motions to dismiss, dismissing the claims against all defendants other than Regency GP, LP and Regency GP LLC (the “Regency Defendants”). The Court of Chancery later granted Plaintiff’s unopposed motion for class certification. Trial was held on December 10-16, 2019, and the parties await a ruling from the court.
The Regency Defendants cannot predict the outcome of the Regency Merger Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can the Regency Defendants predict the amount of time and expense that will be required to resolve the Regency Merger Litigation. The Regency Defendants believe the Regency Merger Litigation is without merit and intend to vigorously defend against it.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETO against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETO against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETO.  The jury also found that ETO owed Enterprise $1 million under a reimbursement agreement. On July 29, 2014, the trial court entered a final judgment in favor of ETO and awarded ETO $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest. The trial court also ordered that ETO shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETO’s motion for rehearing to the Court of Appeals was denied. On November 27, 2017, ETO filed a Petition for Review with the Texas Supreme Court. On June 8, 2018, the Texas Supreme Court ordered briefing on the merits. On June 28, 2019, the Texas Supreme Court granted ETO’s petition for review and oral argument was heard on October 8, 2019. On January 31, 2020, the Texas Supreme Court affirmed the judgment of the Court of Appeals.
Rover
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants (collectively, the Defendants”) seeking to recover approximately $2.6 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. The Defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District Court of Appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court, which Defendants intend to oppose.
Bayou Bridge
On January 11, 2018, environmental groups and a trade association filed suit against the U.S. Army Corps of Engineers (“USACE”) in the United States District Court for the Middle District of Louisiana alleging violations of the National Environmental Policy Act, the Clean Water Act, and the Rivers and Harbors Act. ETO, through its subsidiary Bayou Bridge Pipeline, LLC (“Bayou Bridge”), intervened.
In February 2018, the District Court initially granted Plaintiffs’ motion for a preliminary injunction, but the Fifth Circuit Court of Appeals subsequently vacated that decision. The Fifth Circuit’s ruling allowed construction to continue and be completed during the pendency of the case. Plaintiffs filed a second motion for preliminary injunction in January 2019, which was denied. Plaintiffs and Defendants filed cross motions for summary judgment, and the parties await a ruling.

Revolution
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution pipeline, a natural gas gathering line located in Center Township, Beaver County, Pennsylvania. There were no injuries. On February 8, 2019, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a Permit Hold on any requests for approvals/permits or permit amendments for any project in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board. On January 3, 2020, the Partnership entered into a Consent Order and Agreement with the Department in which, among other things, the Permit Hold was lifted, the Partnership agreed to pay a $28.6 million civil penalty and fund a $2 million community environmental project, and all related appeals were withdrawn.
The Pennsylvania Office of Attorney General has commenced an investigation regarding the Incident, and the United States Attorney for the Western District of Pennsylvania has issued a federal grand jury subpoena for documents relevant to the Incident. The scope of these investigations is not further known at this time.
Chester County, Pennsylvania Investigation
In December 2018, the former Chester County District Attorney (“DA”) sent a letter to the Partnership stating that his office was investigating the Partnership and related entities for “potential crimes” related to the Mariner East pipelines.
Subsequently, the matter was submitted to an Investigating Grand Jury in Chester County, Pennsylvania, which has issued subpoenas seeking documents and testimony. On September 24, 2019, the former DA sent a Notice of Intent to the Partnership of its intent to pursue an abatement action if certain conditions were not remediated. The Partnership responded to the Notice of Intent within the proscribed time period. To date, the Partnership is not aware of any further action with regard to this Notice.
In December 2019, the former DA announced charges against a current employee related to the provision of security services. The Partnership has secured independent counsel for the employee. While the Partnership will continue to cooperate with the investigation, it intends to vigorously defend itself.
Delaware County, Pennsylvania Investigation
On March 11, 2019, the Delaware County District Attorney’s Office (“DA”) announced that the DA and the Pennsylvania Attorney General’s Office, at the request of the DA, are conducting an investigation of alleged criminal misconduct involving the construction and related activities of the Mariner East pipelines in Delaware County. The Partnership has not been appraised of the specific conduct under investigation. While the Partnership will cooperate with the investigation, it intends to vigorously defend itself.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of December 31, 2019 and 2018, accruals of approximately $98 million and $53 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
In addition, other legal proceedings exist that are considered reasonably possible to result in unfavorable outcomes.  For those where possible losses can be estimated, the range of possible losses related to these contingent obligations is estimated to be up to $80 million; however, no accruals have been recorded as of December 31, 2019.
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
In February 2017, we received letters from the DOJ on behalf of EPA and Louisiana Department of Environmental Quality (“LDEQ”) notifying SPLP and Mid-Valley that enforcement actions were being pursued for three separate crude oil releases: (a) an estimated 550 barrels released from the Colmesneil-to-Chester pipeline in Tyler County, Texas (“Colmesneil”) which allegedly occurred in February 2013; (b) an estimated 4,509 barrels released from the Longview-to-Mayersville pipeline in Caddo Parish, Louisiana (a/k/a Milepost 51.5) which allegedly occurred in October 2014; and (c) an estimated 40 barrels released from the Wakita 4-inch gathering line in Oklahoma which allegedly occurred in January 2015. In January 2019, a Consent Decree approved by all parties as well as an accompanying Complaint was filed in the United States District Court for the Western District of Louisiana seeking public comment and final court approval to resolve all penalties with DOJ and LDEQ for the three releases. Subsequently, the court approved the Consent Decree and the penalty payment of $5.4 million was satisfied. The Consent Decree requires certain injunctive relief to be completed on the Longview-to-Mayersville pipeline within three years but the injunctive relief is not expected to have any material impact on operations. In addition to resolution of the civil penalty and injunctive relief, we continue to discuss natural resource damages with the Louisiana trustees related to the Caddo Parish, Louisiana release.
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
On June 4, 2019, the Oklahoma Corporation Commission’s (“OCC”) Transportation Division filed a complaint against SPLP seeking a penalty of up to $1 million related to a May 2018 rupture near Edmond, Oklahoma.  The release occurred on the Noble to Douglas 8” pipeline in an area of external corrosion and caused the release of approximately fifteen barrels of crude oil. SPLP responded immediately to the release and remediated the surrounding environment and pipeline in cooperation with the OCC.  The OCC filed the complaint alleging that SPLP failed to provide adequate cathodic protection to the pipeline causing the failure.  SPLP is negotiating a settlement agreement with the OCC for a lesser penalty. The OCC has accepted our counter offer in conjunction with a proposed consent order. The Consent Order will be presented to the OCC at a final hearing the date of which is to be determined.
Environmental Remediation
Our subsidiaries are responsible for environmental remediation at certain sites, including the following:

•
certain of our interstate pipelines conduct soil and groundwater remediation related to contamination from past uses of PCBs. PCB assessments are ongoing and, in some cases, our subsidiaries could be contractually responsible for contamination caused by other parties.

•	certain gathering and processing systems are responsible for soil and groundwater remediation related to releases of hydrocarbons.

•
legacy sites related to Sunoco that are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that Sunoco no longer operates, closed and/or sold refineries and other formerly owned sites.

Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2019, Sunoco had been named as a PRP at approximately 40 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	December 31,
	2019	2018
Current	$43	$42
Non-current	274	295
Total environmental liabilities	$317	$337

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
During the years ended December 31, 2019 and 2018, the Partnership recorded $39 million and $48 million, respectively, of expenditures related to environmental cleanup programs.
Our pipeline operations are subject to regulation by the United States Department of Transportation under PHMSA, pursuant to which PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur future capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines; however, no estimate can be made at this time of the likely range of such expenditures.
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
The following disclosures discuss the Partnership’s revised revenue recognition policies upon the adoption of ASU 2014-09 on January 1, 2018. These policies were applied to the amounts reflected in the Partnership’s consolidated financial statements for the years ended December 31, 2019 and 2018, while the amounts reflected in the Partnership’s consolidated financial statements for the year ended December 31, 2017 were recorded under the Partnership’s previous accounting policies.
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
•all other.
Note 16 depicts the disaggregation of revenue by segment, with revenue amounts reflected in accordance with ASC Topic 606 for 2019 and 2018 and ASC Topic 605 for 2017.
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
Midstream revenue
Our midstream segment’s revenues are derived primarily from margins we earn for natural gas volumes that are gathered, processed, and/or transported. The various types of revenue contracts our midstream segment enters into include:
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
Our midstream segment also generates revenues from the sale of residue gas and NGLs at the tailgate of our processing facilities primarily to affiliates and some third-party customers.
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

Crude oil transportation and services revenue
Our crude oil transportation and services segment revenues are primarily derived from providing transportation, terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeastern United States. Crude oil transportation revenue is generated from tariffs paid by shippers utilizing our transportation services and is generally recognized as the related transportation services are provided. Crude oil terminalling revenue is generated from fees paid by customers for storage and other associated services at the terminal. Crude oil acquisition and marketing revenue is generated from sale of crude oil acquired from a variety of suppliers to third parties. Payment for services under these contracts are typically due the month after the services have been performed.
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
All other revenue
Our all other segment primarily includes our compression equipment business which provides full-service compression design and manufacturing services for the oil and gas industry. It also includes the management of coal and natural resources properties and the related collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties. These operations also include end-

user coal handling facilities. There were no material changes to the manner in which revenues within this segment are recorded under the new standard.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, January 1, 2018	$221
Additions	765
Revenue recognized	(592)
Balance, December 31, 2018	394
Additions	643
Revenue recognized	(679)
Balance, December 31, 2019	$358

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
The balances of Sunoco LP’s contract assets and contract liabilities as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Contract balances:
Contract asset	$117	$75
Accounts receivable from contracts with customers	366	347
Contract liability	—	1

Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the years ended December 31, 2019 and 2018 was $17 million and $14 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

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
As of December 31, 2019, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is $40.70 billion and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of December 31, 2019	$5,913	$5,056	$4,672	$25,059	$40,700

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

12.	LEASE ACCOUNTING:
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

The components of operating and finance lease amounts recognized in the accompanying consolidated balance sheet as of December 31, 2019 were as follows:

December 31, 2019
Operating leases:
Lease right-of-use assets, net	$848
Operating lease current liabilities	54
Accrued and other current liabilities	1
Non-current operating lease liabilities	816
Finance leases:
Property, plant and equipment, net	$1
Lease right-of-use assets, net	29
Accrued and other current liabilities	1
Current maturities of long-term debt	6
Long-term debt, less current maturities	26
Other non-current liabilities	2

The components of lease expense for the year ended December 31, 2019 were as follows:

	Income Statement Location	Year Ended December 31, 2019
Operating lease costs:
Operating lease cost	Cost of goods sold	$28
Operating lease cost	Operating expenses	72
Operating lease cost	Selling, general and administrative	16
Total operating lease costs		116
Finance lease costs:
Amortization of lease assets	Depreciation, depletion and amortization	6
Interest on lease liabilities	Interest expense, net of capitalized interest	1
Total finance lease costs		7
Short-term lease cost	Operating expenses	42
Variable lease cost	Operating expenses	17
Lease costs, gross		182
Less: Sublease income	Other revenue	47
Lease costs, net		$135

The weighted average remaining lease terms and weighted average discount rates as of December 31, 2019 were as follows:

December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	22
Finance leases	5
Weighted-average discount rate (%):
Operating leases	5%
Finance leases	5%

Cash flows and non-cash activity related to leases for the year ended December 31, 2019 were as follows:

Year Ended December 31, 2019
Operating cash flows from operating leases	$(158)
Lease assets obtained in exchange for new finance lease liabilities	28
Lease assets obtained in exchange for new operating lease liabilities	39

Maturities of lease liabilities as of December 31, 2019 are as follows:

	Operating leases	Finance leases	Total
2020	$98	$8	$106
2021	89	8	97
2022	77	8	85
2023	71	7	78
2024	68	4	72
Thereafter	1,141	5	1,146
Total lease payments	1,544	40	1,584
Less: present value discount	674	5	679
Present value of lease liabilities	$870	$35	$905

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
Rental income included in other revenue in our consolidated statement of operations for the year ended December 31, 2019 was $146 million.
Future minimum operating lease payments receivable as of December 31, 2019 are as follows:

Lease Payments
2020	$125
2021	99
2022	62
2023	7
2024	2
Thereafter	7
Total undiscounted cash flows	$302

13.	DERIVATIVE ASSETS AND LIABILITIES:
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

The following table details our outstanding commodity-related derivatives:

	December 31, 2019		December 31, 2018
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	1,483	2020	468	2019
Basis Swaps IFERC/NYMEX(1)	(35,208)	2020-2024	16,845	2019-2020
Options – Puts	—	—	10,000	2019
Power (Megawatt):
Forwards	3,213,450	2020-2029	3,141,520	2019
Futures	(353,527)	2020	56,656	2019-2021
Options – Puts	51,615	2020	18,400	2019
Options – Calls	(2,704,330)	2020-2021	284,800	2019
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(18,923)	2020-2022	(30,228)	2019-2021
Swing Swaps IFERC	(9,265)	2020	54,158	2019-2020
Fixed Swaps/Futures	(3,085)	2020-2021	(1,068)	2019-2021
Forward Physical Contracts	(13,364)	2020-2021	(123,254)	2019-2020
NGL (MBbls) – Forwards/Swaps	(1,300)	2020-2021	(2,135)	2019
Crude (MBbls) – Forwards/Swaps	4,465	2020	20,888	2019
Refined Products (MBbls) – Futures	(2,473)	2020-2021	(1,403)	2019
Corn (thousand bushels)	(1,210)	2020	(1,920)	2019
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(31,780)	2020	(17,445)	2019
Fixed Swaps/Futures	(31,780)	2020	(17,445)	2019
Hedged Item – Inventory	31,780	2020	17,445	2019

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type (1)	Notional Amount Outstanding
		December 31, 2019	December 31, 2018
March 2019	Pay a floating rate and receive a fixed rate of 1.42%	$—	$300
July 2019 (2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	—	400
July 2020 (2)(3)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021 (2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022 (2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	—

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(3)	The July 2020 interest rate swaps were terminated in January 2020.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$24	$—	$—	$(13)
	24	—	—	(13)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	319	402	(350)	(397)
Commodity derivatives	41	158	(39)	(173)
Interest rate derivatives	—	—	(399)	(163)
	360	560	(788)	(733)
Total derivatives	$384	$560	$(788)	$(746)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(399)	$(163)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	41	158	(39)	(173)
Broker cleared derivative contracts	Other current assets (liabilities)	343	402	(350)	(410)
		384	560	(788)	(746)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(18)	(47)	18	47
Counterparty netting	Other current assets (liabilities)	(318)	(397)	318	397
Total net derivatives		$48	$116	$(452)	$(302)

We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Years Ended December 31,
		2019	2018	2017
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$—	$(3)	$26

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2019	2018	2017
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$21	$32	$31
Commodity derivatives – Non-trading	Cost of products sold	(78)	(102)	5
Interest rate derivatives	Gains (losses) on interest rate derivatives	(241)	47	(37)
Embedded derivatives	Other, net	—	—	1
Total		$(298)	$(23)	$—

14.	RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees, including those of ETO, Lake Charles LNG, Sunoco LP and USAC. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $66 million, $62 million and $59 million to these 401(k) savings plans for the years ended December 31, 2019, 2018 and 2017, respectively.
Pension and Other Postretirement Benefit Plans
Panhandle
Postretirement benefits expense for the years ended December 31, 2019, 2018 and 2017 reflect the impact of changes Panhandle or its affiliates adopted as of September 30, 2013, to modify its retiree medical benefits program, effective January 1, 2014. The modification placed all eligible retirees on a common medical benefit platform, subject to limits on Panhandle’s annual contribution toward eligible retirees’ medical premiums. Prior to January 1, 2013, affiliates of Panhandle offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Effective January 1, 2013, participation in the plan was frozen and medical benefits were no longer offered to non-union employees. Effective January 1, 2014, retiree medical benefits were no longer offered to union employees.
Effective January 1, 2018, the plan was amended to extend coverage to a closed group of former employees based on certain criteria.
ETC Sunoco
ETC Sunoco has a plan which provides health care benefits for substantially all of its current retirees. The cost to provide the postretirement benefit plan is shared by ETC Sunoco. and its retirees. Access to postretirement medical benefits was phased out or eliminated for all employees retiring after July 1, 2010. In March, 2012, ETC Sunoco established a trust for its postretirement benefit liabilities. ETC Sunoco made a tax-deductible contribution of approximately $200 million to the trust. The funding of the trust eliminated substantially all of ETC Sunoco’s future exposure to variances between actual results and assumptions used to estimate retiree medical plan obligations.
Obligations and Funded Status
Pension and other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2019			December 31, 2018
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$1	$37	$198	$1	$47	$156
Service cost	—	—	1	—	—	1
Interest cost	—	1	7	—	1	5
Amendments	—	—	—	—	—	60
Benefits paid, net	—	(7)	(16)	—	(7)	(17)
Actuarial (gain) loss and other	—	—	18	—	(4)	(7)
Benefit obligation at end of period	1	31	208	1	37	198

Change in plan assets:
Fair value of plan assets at beginning of period	1	—	241	1	—	257
Return on plan assets and other	—	—	35	—	—	(8)
Employer contributions	—	—	10	—	—	9
Benefits paid, net	—	—	(16)	—	—	(17)
Fair value of plan assets at end of period	1	—	270	1	—	241

Amount underfunded (overfunded) at end of period	$—	$31	$(62)	$—	$37	$(43)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$—	$88	$—	$—	$68
Current liabilities	—	(5)	(2)	—	(6)	(2)
Non-current liabilities	—	(26)	(24)	—	(31)	(23)
	$—	$(31)	$62	$—	$(37)	$43

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax basis) consist of:
Net actuarial gain (loss)	$—	$1	$(5)	$—	$1	$(7)
Prior service cost	—	—	40	—	—	66
	$—	$1	$35	$—	$1	$59

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2019			December 31, 2018
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$—	$31	N/A	$—	$37	N/A
Accumulated benefit obligation	1	31	208	1	37	198
Fair value of plan assets	1	—	270	1	—	241

Components of Net Periodic Benefit Cost

	December 31, 2019		December 31, 2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$—	$1	$—	$1
Interest cost	1	7	1	5
Expected return on plan assets	—	(10)	—	(10)
Prior service cost amortization	—	26	—	16
Net periodic benefit cost	$1	$24	$1	$12

Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the table below:

	December 31, 2019		December 31, 2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	4.07%	2.71%	4.02%	3.40%
Rate of compensation increase	—	—	N/A	N/A

The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	December 31, 2019		December 31, 2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.29%	3.76%	3.52%	3.51%
Expected return on assets:
Tax exempt accounts	3.26%	7.00%	3.26%	6.63%
Taxable accounts	—	4.75%	N/A	4.50%
Rate of compensation increase	—	—	N/A	N/A

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
The assumed health care cost trend weighted-average rates used to measure the expected cost of benefits covered by the plans are shown in the table below:

	December 31,
	2019	2018
Health care cost trend rate	7.25%	7.15%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.83%	4.82%
Year that the rate reaches the ultimate trend rate	2026	2024

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
The investment strategy of ETC Sunoco funded defined benefit plans is to achieve consistent positive returns, after adjusting for inflation, and to maximize long-term total return within prudent levels of risk through a combination of income and capital appreciation. The objective of this strategy is to reduce the volatility of investment returns and maintain a sufficient funded status of the plans. In anticipation of the pension plan termination, ETC Sunoco targeted the asset allocations to a more stable position by investing in growth assets and liability hedging assets.
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2019
	Fair Value Total	Level 1	Level 2	Level 3
Mutual funds(1)	$1	$1	$—	$—

(1)	Comprised of approximately 100% equities as of December 31, 2019.

		Fair Value Measurements at December 31, 2018
	Fair Value Total	Level 1	Level 2	Level 3
Mutual funds(1)	$1	$1	$—	$—

(1)	Comprised of approximately 100% equities as of December 31, 2018.
The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2019
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$14	$14	$—	$—
Mutual funds(1)	177	177	—	—
Fixed income securities	79	—	79	—
Total	$270	$191	$79	$—

(1)	Primarily comprised of approximately 59% equities, 40% fixed income securities and 1% cash as of December 31, 2019.

		Fair Value Measurements at December 31, 2018
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$20	$20	$—	$—
Mutual funds(1)	144	144	—	—
Fixed income securities	77	—	77	—
Total	$241	$164	$77	$—

(1)	Primarily comprised of approximately 53% equities, 46% fixed income securities and 1% cash as of December 31, 2018.
The Level 1 plan assets are valued based on active market quotes.  The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $5 million to pension plans and $8 million to other postretirement plans in 2020.  The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
Panhandle and ETC Sunoco’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below:

Years	Pension Benefits - Unfunded Plans (1)	Other Postretirement Benefits (Gross, Before Medicare Part D)
2020	$5	$20
2021	5	20
2022	4	19
2023	4	18
2024	3	15
2025 - 2029	10	67

(1)     Expected benefit payments of funded pension plans are less than $1 million for the next ten years.
The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.
Panhandle does not expect to receive any Medicare Part D subsidies in any future periods.

15.	RELATED PARTY TRANSACTIONS:
In June 2017, the Partnership acquired all of the publicly held PennTex common units through a tender offer and exercise of a limited call right, as further discussed in Note 7.
ET-ETO Long-Term Notes
In October 2018, in connection with the Energy Transfer Merger, ET and ETO entered into an intercompany promissory note (“ET-ETO Promissory Note A”) for an aggregate amount up to $2.20 billion that accrues interest at a weighted average rate based on interest payable by ETO on its outstanding indebtedness. The balance outstanding on this note receivable from ET as of December 31, 2018 was $440 million. On August 19, 2019, the entire outstanding balance of $268 million was paid off.
In March 2019, in connection with the ET-ETO senior notes exchange, ET and ETO entered into an intercompany promissory note (“ET-ETO Promissory Note B”) for an aggregate amount up to $4.25 billion that accrues interest at a weighted average rate based on interest payable by ETO on its outstanding indebtedness. The ET-ETO Promissory Note B matures on December 31, 2024. As of December 31, 2019 the ET-ETO Promissory Note B had an outstanding balance of $3.71 billion.

As of December 31, 2019, ETO has a long-term intercompany payable due to ET of $104 million, which has been netted against the outstanding promissory notes receivable in our consolidated balance sheet.
ETO-SemGroup Long-Term Notes
In December 2019, in connection with the SemGroup acquisition, ETO and SemGroup entered into an intercompany promissory note for an aggregate amount up to $2.5 billion that accrues interest at 5.20% per annum. The ETO-SemGroup promissory note matures on December 31, 2029. As of December 31, 2019 the ETO-SemGroup Promissory Note B had an outstanding balance of $2.32 billion.
For the year ended December 31, 2019, ETO recognized $191 million in interest income related to these notes, recorded in Other, net on its consolidated statements of operations.
The Partnership also has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the revenues from related companies on our consolidated statements of operations:

	Years Ended December 31,
	2019	2018	2017
Revenues from related companies	$492	$431	$303

The following table summarizes the related company accounts receivable and accounts payable balances on our consolidated balance sheets:

	December 31,
	2019	2018
Accounts receivable from related companies:
ET	$8	$65
FGT	50	25
Phillips 66	36	42
Traverse Rover LLC	42	—
Other	39	44
Total accounts receivable from related companies	$175	$176

Accounts payable to related companies:
ET	$—	$59
Other	27	60
Total accounts payable to related companies	$27	$119

16.	REPORTABLE SEGMENTS:
Our reportable segments currently reflect the following segments, which conduct their business primarily in the United States:
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
We report Segment Adjusted EBITDA as a measure of segment performance. We define Segment Adjusted EBITDA as total Partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Segment Adjusted EBITDA reflect amounts for unconsolidated affiliates based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliate as those excluded from the calculation of Segment Adjusted EBITDA and consolidated Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates.  The use of Segment Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliates as an analytical tool should be limited accordingly.

The following tables present financial information by segment:

	Years Ended December 31,
	2019	2018	2017
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$2,749	$3,428	$2,891
Intersegment revenues	350	309	192
	3,099	3,737	3,083
Interstate transportation and storage:
Revenues from external customers	1,941	1,664	1,112
Intersegment revenues	22	18	19
	1,963	1,682	1,131
Midstream:
Revenues from external customers	2,268	2,090	2,510
Intersegment revenues	3,751	5,432	4,433
	6,019	7,522	6,943
NGL and refined products transportation and services:
Revenues from external customers	9,920	10,119	7,885
Intersegment revenues	1,721	1,004	763
	11,641	11,123	8,648
Crude oil transportation and services:
Revenues from external customers	18,307	17,236	11,672
Intersegment revenues	—	96	31
	18,307	17,332	11,703
Investment in Sunoco LP:
Revenues from external customers	16,590	16,982	11,713
Intersegment revenues	6	12	10
	16,596	16,994	11,723
Investment in USAC:
Revenues from external customers	678	495	—
Intersegment revenues	20	13	—
	698	508	—
All other:
Revenues from external customers	1,579	2,073	2,740
Intersegment revenues	81	155	161
	1,660	2,228	2,901
Eliminations	(5,951)	(7,039)	(5,609)
Total revenues	$54,032	$54,087	$40,523

	Years Ended December 31,
	2019	2018	2017
Cost of products sold:
Intrastate transportation and storage	$1,909	$2,665	$2,327
Midstream	3,570	5,145	4,761
NGL and refined products transportation and services	8,393	8,462	6,508
Crude oil transportation and services	14,649	14,439	9,826
Investment in Sunoco LP	15,380	15,872	10,615
Investment in USAC	91	67	—
All other	1,496	2,006	2,509
Eliminations	(5,885)	(6,998)	(5,580)
Total cost of products sold	$39,603	$41,658	$30,966

	Years Ended December 31,
	2019	2018	2017
Depreciation, depletion and amortization:
Intrastate transportation and storage	$184	$169	$147
Interstate transportation and storage	387	334	254
Midstream	1,065	1,006	954
NGL and refined products transportation and services	613	466	401
Crude oil transportation and services	430	445	402
Investment in Sunoco LP	181	167	169
Investment in USAC	231	169	—
All other	33	87	214
Total depreciation, depletion and amortization	$3,124	$2,843	$2,541

	Years Ended December 31,
	2019	2018	2017
Equity in earnings (losses) of unconsolidated affiliates:
Intrastate transportation and storage	$18	$19	$(156)
Interstate transportation and storage	222	227	236
Midstream	20	26	20
NGL and refined products transportation and services	51	64	33
Crude oil transportation and services	(3)	6	4
All other	(10)	2	7
Total equity in earnings of unconsolidated affiliates	$298	$344	$144

	Years Ended December 31,
	2019	2018	2017
Segment Adjusted EBITDA:
Intrastate transportation and storage	$999	$927	$626
Interstate transportation and storage	1,792	1,680	1,274
Midstream	1,599	1,627	1,481
NGL and refined products transportation and services	2,663	1,979	1,641
Crude oil transportation and services	2,949	2,330	1,379
Investment in Sunoco LP	665	638	732
Investment in USAC	420	289	—
All other	104	76	219
Total Segment Adjusted EBITDA	11,191	9,546	7,352
Depreciation, depletion and amortization	(3,124)	(2,843)	(2,541)
Interest expense, net of interest capitalized	(2,257)	(1,709)	(1,575)
Impairment losses	(74)	(431)	(1,039)
Gains (losses) on interest rate derivatives	(241)	47	(37)
Non-cash compensation expense	(111)	(105)	(99)
Unrealized gains (losses) on commodity risk management activities	(4)	(11)	59
Inventory valuation adjustments	79	(85)	24
Losses on extinguishments of debt	(2)	(109)	(42)
Adjusted EBITDA related to unconsolidated affiliates	(621)	(655)	(716)
Equity in earnings of unconsolidated affiliates	298	344	144
Impairment of investments in unconsolidated affiliates	—	—	(313)
Adjusted EBITDA related to discontinued operations	—	25	(223)
Other, net	252	30	154
Income from continuing operations before income tax expense	5,386	4,044	1,148
Income tax expense from continuing operations	(200)	(5)	1,804
Income from continuing operations	5,186	4,039	2,952
Loss from discontinued operations, net of income taxes	—	(265)	(177)
Net income	$5,186	$3,774	$2,775

	December 31,
	2019	2018	2017
Segment assets:
Intrastate transportation and storage	$6,648	$6,365	$5,020
Interstate transportation and storage	18,111	15,081	15,316
Midstream	20,070	19,745	20,004
NGL and refined products transportation and services	19,145	18,267	17,600
Crude oil transportation and services	18,915	18,022	17,730
Investment in Sunoco LP	5,438	4,879	8,344
Investment in USAC	3,730	3,775	—
All other and eliminations	6,468	2,308	2,470
Total segment assets	$98,525	$88,442	$86,484

	Years Ended December 31,
	2019	2018	2017
Additions to property, plant and equipment (1):
Intrastate transportation and storage	$124	$344	$175
Interstate transportation and storage	375	812	728
Midstream	826	1,161	1,308
NGL and refined products transportation and services	2,976	2,381	2,971
Crude oil transportation and services	392	474	453
Investment in Sunoco LP	148	103	103
Investment in USAC	200	205	—
All other	213	150	268
Total additions to property, plant and equipment (1)	$5,254	$5,630	$6,006

(1)	Excluding acquisitions, net of contributions in aid of construction costs (capital expenditures related to the Partnership’s proportionate ownership on an accrual basis).

	December 31,
	2019	2018	2017
Advances to and investments in unconsolidated affiliates:
Intrastate transportation and storage	$88	$83	$85
Interstate transportation and storage	2,524	2,070	2,118
Midstream	112	124	126
NGL and refined products transportation and services	243	243	234
Crude oil transportation and services	24	28	22
All other	27	88	113
Total advances to and investments in unconsolidated affiliates	$3,018	$2,636	$2,698

17.	QUARTERLY FINANCIAL DATA (UNAUDITED):
Summarized unaudited quarterly financial data is presented below.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2019:
Revenues	$13,121	$13,877	$13,495	$13,539	$54,032
Operating income	1,928	1,827	1,834	1,696	7,285
Net income	1,281	1,281	1,224	1,400	5,186
Net income attributable to partners	1,012	1,002	951	1,119	4,084

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2018:
Revenues	$11,882	$14,118	$14,514	$13,573	$54,087
Operating income	1,105	1,138	1,715	1,444	5,402
Income from continuing operations	814	760	1,494	971	4,039
Net income	577	734	1,492	971	3,774
Net income attributable to partners	715	432	1,135	743	3,025

18.	CONSOLIDATING GUARANTOR FINANCIAL INFORMATION
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
The consolidating financial information for the Parent Guarantor, Subsidiary Issuer and Non-Guarantor Subsidiaries are as follows:

	December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$—	$253	$—	$253
All other current assets	4,905	44,047	45,997	(88,042)	6,907
Property, plant and equipment	—	—	69,971	—	69,971
Investments in unconsolidated affiliates	57,383	15,045	3,033	(72,443)	3,018
All other assets	5,786	131	12,459	—	18,376
Total assets	$68,074	$59,223	$131,713	$(160,485)	$98,525

Current liabilities	$3,394	$41,148	$48,350	$(85,811)	$7,081
Non-current liabilities	34,782	7,602	13,753	—	56,137
Noncontrolling interests	—	—	8,018	—	8,018
Total partners’ capital	29,898	10,473	61,592	(74,674)	27,289
Total liabilities and equity	$68,074	$59,223	$131,713	$(160,485)	$98,525

	December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$—	$418	$—	$418
All other current assets	4,070	36,889	73,336	(107,893)	6,402
Property, plant and equipment	—	—	66,655	—	66,655
Investments in unconsolidated affiliates	51,876	13,090	2,636	(64,966)	2,636
All other assets	12	75	12,244	—	12,331
Total assets	$55,958	$50,054	$155,289	$(172,859)	$88,442

Current liabilities	$3,430	$33,517	$80,731	$(108,381)	$9,297
Non-current liabilities	24,787	7,605	10,132	—	42,524
Noncontrolling interests	—	—	7,903	—	7,903
Total partners’ capital	27,741	8,932	56,523	(64,478)	28,718
Total liabilities and equity	$55,958	$50,054	$155,289	$(172,859)	$88,442

	Year Ended December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$54,032	$—	$54,032
Operating costs, expenses, and other	—	—	46,747	—	46,747
Operating income	—	—	7,285	—	7,285
Interest expense, net	(1,612)	(374)	(271)	—	(2,257)
Equity in earnings of unconsolidated affiliates	5,623	1,938	298	(7,561)	298
Losses on debt extinguishment	—	—	(2)		(2)
Losses on interest rate derivatives	(241)	—	—	—	(241)
Other, net	314	3	(14)	—	303
Income before income tax expense	4,084	1,567	7,296	(7,561)	5,386
Income tax expense	—	—	200	—	200
Net income	4,084	1,567	7,096	(7,561)	5,186
Less: Net income attributable to noncontrolling interests	—	—	1,051	—	1,051
Less: Net income attributable to redeemable noncontrolling interests			51		51
Net income attributable to partners	$4,084	$1,567	$5,994	$(7,561)	$4,084

Other comprehensive income	$—	$—	$24	$—	$24
Comprehensive income	4,084	1,567	7,120	(7,561)	5,210
Comprehensive income attributable to noncontrolling interests	—	—	1,051	—	1,051
Comprehensive income attributable to redeemable noncontrolling interests			51		51
Comprehensive income attributable to partners	$4,084	$1,567	$6,018	$(7,561)	$4,108

	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$54,087	$—	$54,087
Operating costs, expenses, and other	—	—	48,685	—	48,685
Operating income	—	—	5,402	—	5,402
Interest expense, net	(1,196)	(176)	(337)	—	(1,709)
Equity in earnings of unconsolidated affiliates	4,170	1,430	344	(5,600)	344
Losses on extinguishments of debt	—	—	(109)	—	(109)
Gains on interest rate derivatives	47	—	—	—	47
Other, net	—	—	69	—	69
Income from continuing operations before income tax expense	3,021	1,254	5,369	(5,600)	4,044
Income tax expense from continuing operations	—	—	5	—	5
Net income from continuing operations	3,021	1,254	5,364	(5,600)	4,039
Loss from discontinued operations, net of income taxes	—	—	(265)	—	(265)
Net income	3,021	1,254	5,099	(5,600)	3,774
Less: Net income attributable to noncontrolling interests	—	—	715	—	715
Less: Net income attributable to redeemable noncontrolling interests	—	—	39	—	39
Less: Net loss attributable to predecessor	—	—	(5)	—	(5)
Net income attributable to partners	$3,021	$1,254	$4,350	$(5,600)	$3,025

Other comprehensive loss	$—	$—	$(43)	$—	$(43)
Comprehensive income	3,021	1,254	5,056	(5,600)	3,731
Less: Comprehensive income attributable to noncontrolling interests	—	—	715	—	715
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	39	—	39
Less: Comprehensive loss attributable to predecessor	—	—	(5)	—	(5)
Comprehensive income attributable to partners	$3,021	$1,254	$4,307	$(5,600)	$2,982

	Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$40,523	$—	$40,523
Operating costs, expenses, and other	—	1	37,757	—	37,758
Operating income (loss)	—	(1)	2,766	—	2,765
Interest expense, net	—	(156)	(1,419)	—	(1,575)
Equity in earnings of unconsolidated affiliates	2,564	1,242	144	(3,806)	144
Impairment of investments in unconsolidated affiliates	—	—	(313)	—	(313)
Losses on extinguishments of debt	—	—	(42)	—	(42)
Losses on interest rate derivatives	—	—	(37)	—	(37)
Other, net	—	—	207	(1)	206
Income from continuing operations before income tax benefit	2,564	1,085	1,306	(3,807)	1,148
Income tax benefit from continuing operations	—	—	(1,804)	—	(1,804)
Net income from continuing operations	2,564	1,085	3,110	(3,807)	2,952
Loss from discontinued operations, net of income taxes	—	—	(177)	—	(177)
Net income	2,564	1,085	2,933	(3,807)	2,775
Less: Net income attributable to noncontrolling interests	—	—	420	—	420
Less: Net income attributable to predecessor	—	—	274	—	274
Net income attributable to partners	$2,564	$1,085	$2,239	$(3,807)	$2,081

Other comprehensive loss	$—	$—	$(5)	$—	$(5)
Comprehensive income	2,564	1,085	2,928	(3,807)	2,770
Less: Comprehensive income attributable to noncontrolling interests	—	—	420	—	420
Less: Comprehensive income attributable to predecessor	—	—	274	—	274
Comprehensive income attributable to partners	$2,564	$1,085	$2,234	$(3,807)	$2,076

	Year Ended December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$3,372	$2,732	$8,988	$(6,841)	$8,251
Cash flows used in investing activities	(2,044)	(2,732)	(8,188)	6,841	(6,123)
Cash flows used in financing activities	(1,328)	—	(965)	—	(2,293)
Change in cash	—	—	(165)	—	(165)
Cash at beginning of period	—	—	418	—	418
Cash at end of period	$—	$—	$253	$—	$253

	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$4,041	$1,521	$5,641	$(3,644)	$7,559
Cash flows used in investing activities	(3,408)	(1,519)	(5,619)	3,644	(6,902)
Cash flows provided by (used in) financing activities	(633)	—	(2,675)	—	(3,308)
Net increase in cash and cash equivalents of discontinued operations	—	—	2,734	—	2,734
Change in cash	—	2	81	—	83
Cash at beginning of period	—	(2)	337	—	335
Cash at end of period	$—	$—	$418	$—	$418

	Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows provided by operating activities	$2,564	$1,047	$5,013	$(3,807)	$4,817
Cash flows used in investing activities	(2,240)	(1,368)	(5,811)	3,807	(5,612)
Cash flows provided by financing activities	(324)	277	619	—	572
Net decrease in cash and cash equivalents of discontinued operations	—	—	93	—	93
Change in cash	—	(44)	(86)	—	(130)
Cash at beginning of period	—	42	423	—	465
Cash at end of period	$—	$(2)	$337	$—	$335