Form 10-Q
period 2020-09-30
Energy Transfer Operating, L.P.
filed 2020-11-05
CIK 1161154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Definitions
References to the “Partnership” or “ETO” refer to Energy Transfer Operating, L.P. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

BBtu	billion British thermal units

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy used

Citrus	Citrus, LLC

DOJ	United States Department of Justice

EPA	United States Environmental Protection Agency

ET	Energy Transfer LP, the parent company of ETO

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETO

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC, a wholly-owned subsidiary of Citrus

GAAP	accounting principles generally accepted in the United States of America

HFOTCO	Houston Fuel Oil Terminal Company, a wholly-owned subsidiary of ETO, which owns the Houston Terminal

Lake Charles LNG	Lake Charles LNG Company, LLC, a wholly-owned subsidiary of ETO

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries, wholly-owned by ETO

PES	Philadelphia Energy Solutions Refining and Marketing LLC, non-controlling interest owned by ETO

Preferred Unitholders	Unitholders of the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units and Series G Preferred Units, collectively

Regency	Regency Energy Partners LP, a wholly-owned subsidiary of ETO

Rover	Rover Pipeline LLC, a less than wholly-owned subsidiary of ETO

SEC	Securities and Exchange Commission

SemCAMS	SemCAMS Midstream ULC, a less than wholly-owned subsidiary of ETO

SemGroup	SemGroup, LLC (formerly SemGroup Corporation)

ii

Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series E Preferred Units	7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series F Preferred Units	6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series G Preferred Units	7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

SPLP	Sunoco Pipeline L.P., a wholly-owned subsidiary of ETO

Sunoco Logistics Operations	Sunoco Logistics Partners Operations L.P., a wholly-owned subsidiary of ETO

Sunoco R&M	Sunoco (R&M), LLC

Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of ETO

Trunkline	Trunkline Gas Company, LLC, a wholly-owned subsidiary of Panhandle

USAC	USA Compression Partners, LP, a subsidiary of ETO

USAC Preferred Units	USAC Series A Preferred Units
White Cliffs	White Cliffs Pipeline, L.L.C.

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2020	December 31, 2019*
ASSETS
Current assets:
Cash and cash equivalents	$274	$288
Accounts receivable, net	3,731	5,038
Accounts receivable from related companies	93	167
Inventories	1,723	1,532
Income taxes receivable	77	146
Derivative assets	19	23
Other current assets	246	291
Total current assets	6,163	7,485

Property, plant and equipment	92,744	89,294
Accumulated depreciation and depletion	(17,906)	(15,398)
	74,838	73,896

Advances to and investments in unconsolidated affiliates	3,063	3,454
Lease right-of-use assets, net	934	964
Other non-current assets, net	1,582	1,571
Notes receivable from related company	2,609	3,603
Intangible assets, net	5,915	6,154
Goodwill	2,418	5,167
Total assets	$97,522	$102,294
*As adjusted. See Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2020	December 31, 2019*
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,765	$4,119
Accounts payable to related companies	46	31
Derivative liabilities	264	147
Operating lease current liabilities	54	60
Accrued and other current liabilities	2,905	3,336
Current maturities of long-term debt	21	26
Total current liabilities	6,055	7,719

Long-term debt, less current maturities	51,352	50,904
Non-current derivative liabilities	275	273
Non-current operating lease liabilities	901	901
Deferred income taxes	3,314	3,171
Other non-current liabilities	1,152	1,162

Commitments and contingencies
Redeemable noncontrolling interests	756	739

Equity:
Limited Partners:
Preferred Unitholders	4,768	3,174
Common Unitholders	20,714	24,226
Accumulated other comprehensive loss	(4)	(18)
Total partners’ capital	25,478	27,382
Noncontrolling interests	8,239	8,018
Predecessor equity	—	2,025
Total equity	33,717	37,425
Total liabilities and equity	$97,522	$102,294
*As adjusted. See Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019*	2020	2019*
REVENUES:
Refined product sales	$2,720	$4,311	$7,952	$12,514
Crude sales	2,298	3,971	7,170	11,842
NGL sales	1,808	1,723	4,751	6,121
Gathering, transportation and other fees	2,283	2,466	6,805	6,768
Natural gas sales	681	822	1,783	2,549
Other	165	202	459	699
Total revenues	9,955	13,495	28,920	40,493
COSTS AND EXPENSES:
Cost of products sold	6,376	9,864	18,784	29,642
Operating expenses	773	806	2,422	2,406
Depreciation, depletion and amortization	910	782	2,709	2,334
Selling, general and administrative	174	171	547	495
Impairment losses	1,474	12	2,803	62
Total costs and expenses	9,707	11,635	27,265	34,939
OPERATING INCOME	248	1,860	1,655	5,554
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(569)	(575)	(1,747)	(1,680)
Equity in earnings (losses) of unconsolidated affiliates	(32)	82	46	224
Impairment of investment in an unconsolidated affiliate	(129)	—	(129)	—
Losses on extinguishments of debt	—	—	(59)	(2)
Gains (losses) on interest rate derivatives	55	(175)	(277)	(371)
Other, net	107	113	123	242
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(320)	1,305	(388)	3,967
Income tax expense	42	55	169	216
NET INCOME (LOSS)	(362)	1,250	(557)	3,751
Less: Net income attributable to noncontrolling interests	284	261	309	783
Less: Net income attributable to redeemable noncontrolling interests	11	12	36	38
Less: Net loss attributable to predecessor equity	—	—	(6)	—
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	$(657)	$977	$(896)	$2,930
*As adjusted. See Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019*	2020	2019*
Net income (loss)	$(362)	$1,250	$(557)	$3,751
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	3	—	3	8
Actuarial gain (loss) related to pension and other postretirement benefit plans	4	(3)	18	7
Foreign currency translation adjustments	18	—	48	—
Change in other comprehensive income (loss) from unconsolidated affiliates	1	(4)	(15)	(13)
	26	(7)	54	2
Comprehensive income (loss)	(336)	1,243	(503)	3,753
Less: Comprehensive income attributable to noncontrolling interests	284	261	309	783
Less: Comprehensive income attributable to redeemable noncontrolling interests	11	12	36	38
Less: Comprehensive loss attributable to predecessor equity	—	—	(6)	—
Comprehensive income (loss) attributable to partners	$(631)	$970	$(842)	$2,932
*As adjusted. See Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Limited Partners
	Preferred Unitholders	Common Unitholders	AOCI	Noncontrolling Interests	Predecessor Equity	Total
Balance, December 31, 2019*	$3,174	$24,226	$(18)	$8,018	$2,025	$37,425
Distributions to partners	(80)	(2,550)	—	—	—	(2,630)
Distributions to noncontrolling interests	—	—	—	(340)	(25)	(365)
Units issued for cash	1,580	—	—	—	—	1,580
Capital contributions from noncontrolling interests	—	—	—	66	30	96
SemGroup contribution (See Note 2)	—	1,840	(2)	333	(2,171)	—
Other comprehensive loss, net of tax	—	—	(19)	—	(38)	(57)
Other, net	(3)	(8)	—	3	(10)	(18)
Net income (loss), excluding amounts attributable to redeemable noncontrolling interests	77	(797)	—	(200)	(6)	(926)
Balance, March 31, 2020*	4,748	22,711	(39)	7,880	(195)	35,105
Distributions to partners	(67)	—	—	—	—	(67)
Distributions to noncontrolling interests	—	—	—	(340)	—	(340)
Capital contributions from noncontrolling interests	—	—	—	82	—	82
SemGroup contribution (See Note 2)	—	(630)	(20)	455	195	—
Other comprehensive income, net of tax	—	—	38	9	—	47
Other, net	(1)	32	—	2	—	33
Net income, excluding amounts attributable to redeemable noncontrolling interests	84	397	—	225	—	706
Balance, June 30, 2020	4,764	22,510	(21)	8,313	—	35,566
Distributions to partners	(80)	(1,100)	—	—	—	(1,180)
Distributions to noncontrolling interests	—	—	—	(350)	—	(350)
Capital contributions from noncontrolling interests	—	—	—	25	—	25
Other comprehensive income, net of tax	—	—	17	9	—	26
Other, net	—	45	—	(42)	—	3
Net income (loss), excluding amounts attributable to redeemable noncontrolling interests	84	(741)	—	284	—	(373)
Balance, September 30, 2020	$4,768	$20,714	$(4)	$8,239	$—	$33,717
*As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Limited Partners
	Preferred Unitholders	Common Unitholders	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2018*	$2,388	$26,539	$(42)	$7,903	$36,788
Distributions to partners	(64)	(1,450)	—	—	(1,514)
Distributions to noncontrolling interests	—	—	—	(361)	(361)
Capital contributions from noncontrolling interests	—	—	—	140	140
Sale of noncontrolling interest in subsidiary	—	—	—	93	93
Other comprehensive income, net of tax	—	—	8	—	8
Other, net	—	15	—	13	28
Net income, excluding amounts attributable to redeemable noncontrolling interest	40	910	—	256	1,206
Balance, March 31, 2019*	2,364	26,014	(34)	8,044	36,388
Distributions to partners	(18)	(1,625)	—	—	(1,643)
Distributions to noncontrolling interests	—	—	—	(370)	(370)
Units issued for cash	780	—	—	—	780
Capital contributions from noncontrolling interests	—	—	—	66	66
Other comprehensive income, net of tax	—	—	1	—	1
Other, net	(1)	(36)	—	—	(37)
Net income, excluding amounts attributable to redeemable noncontrolling interest	53	950	—	266	1,269
Balance, June 30, 2019*	3,178	25,303	(33)	8,006	36,454
Distributions to partners	(82)	(1,562)	—	—	(1,644)
Distributions to noncontrolling interests	—	—	—	(374)	(374)
Capital contributions from noncontrolling interests	—	—	—	72	72
Other comprehensive loss, net of tax	—	—	(7)	—	(7)
Other, net	—	(5)	—	9	4
Net income, excluding amounts attributable to redeemable noncontrolling interests	55	922	—	261	1,238
Balance, September 30, 2019*	$3,151	$24,658	$(40)	$7,974	$35,743
*As adjusted. See Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019*
OPERATING ACTIVITIES:
Net income (loss)	$(557)	$3,751
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,709	2,334
Deferred income taxes	161	193
Inventory valuation adjustments	126	(71)
Non-cash compensation expense	92	85
Impairment losses	2,803	62
Impairment of investment in an unconsolidated affiliate	129	—
Losses on extinguishments of debt	59	2
Distributions on unvested awards	(5)	(5)
Equity in earnings of unconsolidated affiliates	(46)	(224)
Distributions from unconsolidated affiliates	176	254
Other non-cash	2	(29)
Net change in operating assets and liabilities, net of effects of acquisitions	103	(290)
Net cash provided by operating activities	5,752	6,062
INVESTING ACTIVITIES:
Cash proceeds from sale of noncontrolling interest in subsidiary	—	93
Cash paid for all other acquisitions, net of cash received	—	(7)
Capital expenditures, excluding allowance for equity funds used during construction	(4,030)	(4,181)
Contributions in aid of construction costs	61	63
Contributions to unconsolidated affiliates	(37)	(481)
Distributions from unconsolidated affiliates in excess of cumulative earnings	143	40
Proceeds from the sale of other assets	10	55
Other	(9)	(5)
Net cash used in investing activities	(3,862)	(4,423)
FINANCING ACTIVITIES:
Proceeds from borrowings	20,651	18,125
Repayments of debt	(20,241)	(16,027)
Cash received from related company	907	1,018
Preferred units issued for cash	1,580	780
Capital contributions from noncontrolling interests	173	278
Predecessor capital contributions from noncontrolling interests	30	—
Distributions to partners	(3,877)	(4,801)
Distributions to noncontrolling interests	(1,030)	(1,105)
Predecessor distributions to noncontrolling interests	(25)	—
Distributions to redeemable noncontrolling interest	(37)	—
Debt issuance costs	(53)	(114)
Other	18	(4)
Net cash used in financing activities	(1,904)	(1,850)
Decrease in cash and cash equivalents	(14)	(211)
Cash and cash equivalents, beginning of period	288	418
Cash and cash equivalents, end of period	$274	$207
*As adjusted. See Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER OPERATING, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts are in millions)
(unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
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

Under the previous accounting policy, all crude oil barrels were recorded as inventory under the weighted average cost method. Under the revised accounting policy, barrels related to pipeline linefill and tank bottoms are accounted for as long-lived assets and reflected as non-current assets on the consolidated balance sheet. These crude oil barrels will be tested for impairment consistent with the Partnership’s existing accounting policy for impairments of long-lived assets. The Partnership’s management believes that the change in accounting policy is preferable as it more closely aligns the accounting policies across the consolidated entity, given that similar assets in the Partnership’s natural gas, NGLs and refined products businesses are accounted for as non-current assets. In addition, management believes that reflecting these crude oil barrels as non-current assets better represents the economic results of the Partnership’s crude oil acquisition and marketing business by reducing volatility resulting from market price adjustments to crude oil barrels that are not expected to be sold or liquidated in the near term.
The impacts of this accounting policy change on the Partnership’s net income for the nine months ended September 30, 2020 was approximately $265 million. As a result of this change in accounting policy, the Partnership’s consolidated balance sheets for prior periods have been retrospectively adjusted as follows:

	December 31, 2019			December 31, 2018
	As Originally Reported*	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Inventories	$1,935	$(403)	$1,532	$1,677	$(305)	$1,372
Total current assets	7,888	(403)	7,485	6,820	(305)	6,515
Other non-current assets, net	1,075	496	1,571	1,006	472	1,478
Total assets	102,201	93	102,294	88,442	167	88,609
Total partners’ capital	27,289	93	27,382	28,718	167	28,885
* Amounts reflect the retrospective consolidation of the SemGroup entities discussed above.

In addition, the Partnership’s consolidated statements of operations, comprehensive income and cash flows for prior periods have been retrospectively adjusted as follows:

	Year Ended December 31,		Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2018	2019	2019
As originally reported:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	$39,603	$41,658	$9,890	$29,607
Operating income	7,285	5,402	1,834	5,589
Income from continuing operations before income tax expense	5,386	4,044	1,279	4,002
Net income	5,186	3,774	1,224	3,786
Comprehensive income	5,210	3,731	1,217	3,788
Comprehensive income attributable to partners	4,108	2,982	944	2,967

Consolidated Statements of Cash Flows
Net income	5,186	3,774	1,224	3,786
Net change in operating assets and liabilities	(479)	117	(77)	(325)

Effect of change:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	74	(55)	(26)	35
Operating income	(74)	55	26	(35)
Income from continuing operations before income tax expense	(74)	55	26	(35)
Net income	(74)	55	26	(35)
Comprehensive income	(74)	55	26	(35)
Comprehensive income attributable to partners	(74)	55	26	(35)

Consolidated Statements of Cash Flows
Net income	(74)	55	26	(35)
Net change in operating assets and liabilities	74	(55)	(26)	35

As adjusted:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	39,677	41,603	9,864	29,642
Operating income	7,211	5,457	1,860	5,554
Income from continuing operations before income tax expense	5,312	4,099	1,305	3,967
Net income	5,112	3,829	1,250	3,751
Comprehensive income	5,136	3,786	1,243	3,753
Comprehensive income attributable to partners	4,034	3,037	970	2,932

Consolidated Statements of Cash Flows
Net income	5,112	3,829	1,250	3,751
Net change in operating assets and liabilities	(405)	62	(103)	(290)
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
Recent Accounting Pronouncements
Effective January 1, 2020, the Partnership adopted Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The impact of adoption was immaterial to the Partnership. However, due in large part to the global economic impacts of COVID-19, the Partnership and its subsidiaries recorded an aggregate $16 million of current expected credit losses for the nine months ended September 30, 2020.
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
During the three months ended September 30, 2020, the Partnership performed interim impairment testing on certain reporting units within its midstream, interstate, crude, NGL and all other operations. As a result, the Partnership recognized a goodwill impairment of $1.28 billion related to our crude operations, a goodwill impairment of $132 million related to our SemCAMS operations within the all other segment and a goodwill impairment of $43 million related to our interstate operations primarily due to decreases in projected future cash flow as a result of the overall market demand decline. No other impairments of the Partnership’s goodwill were identified.
In connection with aforementioned impairments, the Partnership determined the fair value of our reporting units using the income approach. The income approach is based on the present value of future cash flows, which are derived from our long-term financial forecasts, and requires significant assumptions including, among others, revenue growth rates, operating margins, weighted average costs of capital and future market conditions. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Cash flow projections are derived from one-year budgeted amounts and three-year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur.
Changes in the carrying amounts of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	NGL and Refined Products Transportation and Services	Crude Oil Transportation and Services	Investment in Sunoco LP	Investment in USAC	All Other	Total
Balance, December 31, 2019	$10	$226	$483	$693	$1,397	$1,555	$619	$184	$5,167
Impaired	—	(183)	(483)	—	—	—	(619)	(40)	(1,325)
Other	—	—	—	—	—	—	—	(7)	(7)
Balance, March 31, 2020	10	43	—	693	1,397	1,555	—	137	3,835
Other	—	—	—	—	—	—	—	33	33
Balance, June 30, 2020	10	43	—	693	1,397	1,555	—	170	3,868
Impaired	—	(43)	—	—	(1,279)	—	—	(132)	(1,454)
Other	—	—	—	—	(66)	—	—	70	4
Balance, September 30, 2020	$10	$—	$—	$693	$52	$1,555	$—	$108	$2,418

Guarantor Financials
In March 2020, the SEC adopted final rules that simplify the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities (which we previously included within the notes to our financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q) if certain conditions are met. The disclosure requirements, as amended, are now located in newly created Rules 13-01 and 13-02 of Regulation S-X and are generally effective for filings on or after January 4, 2021, with early adoption permitted. We have early adopted the new disclosure requirements and are providing the related disclosures in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.
2.ACQUISITIONS AND RELATED TRANSACTIONS
ET Contribution of SemGroup Assets to ETO
As discussed in Note 1, former SemGroup subsidiaries were transferred from ET to ETO during the first and second quarters of 2020. The following table represents the fair value, as of December 5, 2019, of the SemGroup assets and liabilities transferred from ET to ETO:

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
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of September 30, 2020 or December 31, 2019.
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

The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2020	2019
Accounts receivable	$1,307	$(353)
Accounts receivable from related companies	(265)	(30)
Inventories	(298)	(7)
Other current assets	126	(14)
Other non-current assets, net	(26)	(206)
Accounts payable	(1,354)	27
Accounts payable to related companies	373	(105)
Accrued and other current liabilities	122	194
Other non-current liabilities	(5)	(103)
Derivative assets and liabilities, net	123	307
Net change in operating assets and liabilities, net of effects of acquisitions	$103	$(290)
Non-cash activities are as follows:

	Nine Months Ended September 30,
	2020	2019
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$684	$1,202
Lease assets obtained in exchange for new lease liabilities	130	73
4.INVENTORIES
As further discussed in Note 1, the Partnership elected to change its accounting policy related to certain barrels of crude oil that were previously accounted for as inventory. As a result of this change in accounting policy, the Partnership’s inventory balance for the prior period has been retrospectively adjusted.
Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Natural gas, NGLs and refined products	$914	$833
Crude oil	352	251
Spare parts and other	457	448
Total inventories	$1,723	$1,532
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of September 30, 2020 and December 31, 2019, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $360 million and $229 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost. For the three and nine months ended September 30, 2020 and 2019, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of LIFO fuel inventory.

5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the nine months ended September 30, 2020, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2020
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$13	$13	$—
Swing Swaps IFERC	2	—	2
Fixed Swaps/Futures	5	5	—
Forward Physical Contracts	6	—	6
Power:
Forwards	8	—	8
Futures	2	2	—
Options – Puts	—	—	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	103	103	—
Refined Products – Futures	5	5	—
Crude – Forwards/Swaps	2	2	—
Total commodity derivatives	147	131	16
Other non-current assets	31	20	11
Total assets	$178	$151	$27
Liabilities:
Interest rate derivatives	$(522)	$—	$(522)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(9)	(9)	—
Swing Swaps IFERC	(4)	(1)	(3)
Fixed Swaps/Futures	(29)	(29)	—
Power:
Forwards	(3)	—	(3)
Futures	(2)	(2)	—
NGLs – Forwards/Swaps	(153)	(153)	—
Refined Products – Futures	(4)	(4)	—
Total commodity derivatives	(204)	(198)	(6)
Total liabilities	$(726)	$(198)	$(528)

		Fair Value Measurements at December 31, 2019
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$17	$17	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	65	65	—
Forward Physical Contracts	3	—	3
Power:
Forwards	11	—	11
Futures	4	4	—
Options – Puts	1	1	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	260	260	—
Refined Products – Futures	8	8	—
Crude – Forwards/Swaps	13	13	—
Total commodity derivatives	384	369	15
Other non-current assets	31	20	11
Total assets	$415	$389	$26
Liabilities:
Interest rate derivatives	$(399)	$—	$(399)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(49)	(49)	—
Swing Swaps IFERC	(1)	—	(1)
Fixed Swaps/Futures	(43)	(43)	—
Power:
Forwards	(5)	—	(5)
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(278)	(278)	—
Refined Products – Futures	(10)	(10)	—
Total commodity derivatives	(389)	(383)	(6)
Total liabilities	$(788)	$(383)	$(405)
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2020 was $52.21 billion and $51.37 billion, respectively. As of December 31, 2019, the aggregate fair value and carrying amount of our consolidated debt obligations was $54.66 billion and $50.93 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
6.DEBT OBLIGATIONS
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
HFOTCO Long-Term Debt
In connection with the contribution transactions discussed in Note 2, HFOTCO became a wholly-owned subsidiary of ETO in February 2020. As of September 30, 2020, HFOTCO had $225 million outstanding principal amount of tax exempt notes due 2050 (the “Ike Bonds”). The Ike Bonds are fully and unconditionally guaranteed by the Partnership, on a senior unsecured basis. The indentures under which the Ike Bonds were issued are subject to customary representations and warranties and affirmative and negative covenants, the majority of which are substantially similar to those found in ETO’s revolving credit facility, as further discussed below.
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
As of September 30, 2020, the ETO Term Loan had $2 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of September 30, 2020 was 1.15%.
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of September 30, 2020, the ETO Five-Year Credit Facility had $3.23 billion of outstanding borrowings, $1.63 billion of which was commercial paper. The amount available for future borrowings was $1.65 billion, after taking into account letters of credit of $117 million. The weighted average interest rate on the total amount outstanding as of September 30, 2020 was 1.16%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 27, 2020. As of September 30, 2020, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion senior secured revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of September 30, 2020, the Sunoco LP Credit Facility had $87 million of outstanding borrowings and $8 million in standby letters of credit. As of September 30, 2020, Sunoco LP had $1.41 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of September 30, 2020 was 2.15%.
USAC Credit Facility
USAC maintains a $1.60 billion senior secured revolving credit facility (the “USAC Credit Facility”), with a further potential increase of $400 million, which matures in April 2023. As of September 30, 2020, the USAC Credit Facility had $497 million of outstanding borrowings and no outstanding letters of credit. As of September 30, 2020, USAC had $1.10 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $412 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of September 30, 2020 was 3.03%.

SemCAMS Credit Facilities
SemCAMS is party to a credit agreement providing for a C$350 million (US$262 million at the September 30, 2020 exchange rate) senior secured term loan facility, a C$525 million (US$394 million at the September 30, 2020 exchange rate) senior secured revolving credit facility, and a C$300 million (US$225 million at the September 30, 2020 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. SemCAMS may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$187 million at the September 30, 2020 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders. As of September 30, 2020, the SemCAMS senior secured term loan facility and senior secured revolving credit facility had $253 million and $74 million, respectively, of outstanding borrowings. As of September 30, 2020, the KAPS Facility had no outstanding borrowings.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of September 30, 2020. For the quarter ended September 30, 2020, our leverage ratio, as calculated pursuant to the covenant related to our revolving credit facility, was 4.24x. On October 26, 2020, we announced a cash distribution for the third quarter of $0.1525 per unit ($0.61annualized) on ET common units. This distribution represents a 50% decrease as compared to the distribution for the prior quarter. The Partnership intends to use the excess cash flow resulting from this distribution decrease to reduce its level of indebtedness.
7.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of September 30, 2020 included a balance of $477 million related to the USAC Preferred Units described below, a balance of $15 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership, and a balance of $264 million related to the SemCAMS preferred stock described below.
USAC Preferred Units
As of September 30, 2020, USAC had 500,000 USAC Preferred Units issued and outstanding. The holders of these units are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed. Certain portions of the USAC Preferred Units will be convertible into USAC common units at the election of the holders beginning in 2021. To the extent the holders of the USAC Preferred Units have not elected to convert their preferred units by April 2, 2023, USAC will have the option to redeem all or any portion of the USAC Preferred Units for cash. In addition, at any time on or after April 2, 2028, the holders of the USAC Preferred Units will have the right to require USAC to redeem all or any portion of the USAC Preferred Units, and the Partnership may elect to pay up to 50% of such redemption amount in USAC common units.
SemCAMS Redeemable Preferred Stock
As of September 30, 2020, SemCAMS had 337,046 shares of cumulative preferred stock issued and outstanding. The preferred stock is redeemable at SemCAMS’s option subsequent to January 3, 2021 at a redemption price of C$1,100 (US$825 at the September 30, 2020 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of SemCAMS. The preferred stock is convertible to SemCAMS common shares in the event of an initial public offering by SemCAMS. Dividends on the preferred stock may be paid in-kind through June 30, 2021.
8.EQUITY
All of our common units are owned by ET.
Preferred Units
As of September 30, 2020 and December 31, 2019, our outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 18,000,000 Series C Preferred Units, 17,800,000 Series D Preferred Units and 32,000,000 Series E Preferred Units. As of September 30, 2020, our outstanding preferred units also included 500,000 Series F Preferred Units and 1,100,000 Series G Preferred Units.

The following table summarizes changes in the amounts of our Series A, Series B, Series C, Series D, Series E, Series F and Series G preferred units for the nine months ended September 30, 2020:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Total
Balance, December 31, 2019	$958	$556	$440	$434	$786	$—	$—	$3,174
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	(80)
Units issued for cash	—	—	—	—	—	494	1,086	1,580
Other, net	—	—	—	—	—	(1)	(2)	(3)
Net income	15	9	8	9	15	6	15	77
Balance, March 31, 2020	943	547	440	434	786	499	1,099	4,748
Distributions to partners	—	—	(8)	(8)	(15)	(11)	(25)	(67)
Other, net	—	—	—	—	—	(1)	—	(1)
Net income	15	9	8	8	15	9	20	84
Balance, June 30, 2020	958	556	440	434	786	496	1,094	4,764
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	(80)
Net income	15	9	8	9	15	9	19	84
Balance, September 30, 2020	$943	$547	$440	$434	$786	$505	$1,113	$4,768
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
Subsidiary Equity Transactions
Sunoco LP Equity Distribution Program
For the nine months ended September 30, 2020, Sunoco LP issued no additional units under its at-the-market equity distribution program. As of September 30, 2020, $295 million of Sunoco LP common units remained available to be issued under the currently effective equity distribution agreement.
USAC Distribution Reinvestment Program
During the nine months ended September 30, 2020, distributions of $1.4 million were reinvested under the USAC distribution reinvestment program resulting in the issuance of approximately 140,318 USAC common units.

Cash Distributions
Distributions on ETO’s preferred units declared and/or paid subsequent to December 31, 2019 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (2)	Series G (2)
December 31, 2019	February 3, 2020	February 18, 2020	$31.25	$33.125	$0.4609	$0.4766	0.4750	$—	$—
March 31, 2020	May 1, 2020	May 15, 2020	—	—	0.4609	0.4766	0.4750	21.19	22.36
June 30, 2020	August 3, 2020	August 17, 2020	31.25	33.125	0.4609	0.4766	0.4750	—	—
September 30, 2020	November 2, 2020	November 16, 2020	—	—	0.4609	0.4766	0.4750	33.75	35.625
(1)    Series A Preferred Unit and Series B Preferred Unit distributions are paid on a semi-annual basis.
(2)    Series F Preferred Unit and Series G Preferred Unit distributions related to the period ended March 31, 2020 represent a prorated initial distribution. Distributions are paid on a semi-annual basis.
Sunoco LP Cash Distributions
Distributions declared and/or paid by Sunoco LP to its common unitholders subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.8255
March 31, 2020	May 7, 2020	May 19, 2020	0.8255
June 30, 2020	August 7, 2020	August 19, 2020	0.8255
September 30, 2020	November 6, 2020	November 19, 2020	0.8255
USAC Cash Distributions
Distributions declared and/or paid by USAC to its common unitholders subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	January 27, 2020	February 7, 2020	$0.5250
March 31, 2020	April 27, 2020	May 8, 2020	0.5250
June 30, 2020	July 31, 2020	August 10, 2020	0.5250
September 30, 2020	October 26, 2020	November 6, 2020	0.5250
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	September 30, 2020	December 31, 2019
Available-for-sale securities	$16	$13
Foreign currency translation adjustment	(14)	(5)
Actuarial loss related to pensions and other postretirement benefits	(10)	(25)
Investments in unconsolidated affiliates, net	(16)	(1)
Subtotal	(24)	(18)
Amounts attributable to noncontrolling interest	20	—
Total AOCI, net of tax	$(4)	$(18)

9.INCOME TAXES
The Partnership’s effective tax rate differs from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level.
10.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
FERC Proceedings
By Order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by the Order dated October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. An initial decision is expected in early 2021.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments, which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The table below reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ROW expense	$13	$5	$32	$17
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
In addition, the Partnership’s subsidiaries retained certain environmental remediation liabilities when the refinery was sold to PES. As of September 30, 2020, the Partnership has funded these environmental remediation liabilities through its wholly-owned captive insurance company, based upon actuarially determined estimates for such costs, and these liabilities are included in the total environmental liabilities discussed below under “Environmental Remediation.” It may be necessary for the Partnership to record additional environmental remediation liabilities in the future depending upon the use of such property by the buyer; however, management is not currently able to estimate such additional liabilities.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia (“District Court”) challenging permits issued by the United States Army Corps of Engineers (“USACE”) permitting Dakota Access, LLC (“Dakota Access”) to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE allowing the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March 25, 2020, the court remanded the case back to the USACE for preparation of an Environment Impact Statement. On July 6, 2020, the court vacated the easement and ordered Dakota Access to be shut down and emptied of oil by August 5, 2020. Dakota Access and USACE appealed to the United States Court of Appeals for the District of Columbia (“Court of Appeals”) which granted an administrative stay of the District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the Court of Appeals granted a stay of the portion of the District Court order that required Dakota Access to shut the pipeline down and empty it of oil. The Court of Appeals also denied a motion to stay the March 25 order pending a decision on the merits by the Court of Appeals as to whether USACE will be required to prepare an Environmental Impact Statement. In addition, the Court of Appeals denied a motion to stay the District Court’s order to vacate the easement during this appeal process. The August 5 order also states that the Court of Appeals expects USACE to clarify its position with respect to whether USACE intends to allow the continued operation of the pipeline notwithstanding the vacator of the easement and that the District Court may consider additional relief if necessary.
On August 10, 2020, the District Court ordered USACE to submit a status report by August 31, 2020 clarifying its position with regard to its decision making process with respect to the continued operation of the pipeline. On August 31, 2020, USACE submitted a status report that indicated that it considers the presence of the pipeline at the Lake Oahe crossing without an easement to constitute an encroachment on federal land, and that it was still considering whether to exercise its enforcement discretion regarding this encroachment. Following the filing of this status report, the District Court ordered briefing on whether to enjoin the operation of the pipeline, with briefing scheduled to conclude by December 18, 2020.
Briefing on the merits of the appeal to the Court of Appeals has been completed, and oral argument has been scheduled by the Court of Appeals to occur on November 4, 2020. As a result of the ruling by the Court of Appeals related to the motions to stay and the District Court’s briefing schedule related to the injunction issue, it is expected that the pipeline will continue to operate during the pendency of the appeals process with the Court of Appeals.
ET cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access pipelines; however, ET expects after the law and complete record are fully considered, the issues in this litigation will be resolved in a manner that will allow the pipeline to continue to operate.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL LLC’s (“Lone Star”) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells; however, Lone Star is still quantifying the extent of its incurred and ongoing damages and has obtained, and will continue to seek, reimbursement for these losses.

MTBE Litigation
ETC Sunoco Holdings LLC and Sunoco (R&M), LLC (collectively, “Sunoco Defendants”) are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability, nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices claims. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of September 30, 2020, Sunoco Defendants are defendants in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals L.P. (“SPMT”).
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
Rover
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants seeking to recover civil penalties allegedly owed and certain injunctive relief related to permit compliance. The defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District Court of Appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court, which the defendants opposed in briefs filed in February 2020. On April 22, 2020, the Ohio Supreme Court granted the Ohio EPA’s request for review. Briefing has concluded. The Ohio Supreme Court has not yet scheduled oral argument.
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
Subsequently, the matter was submitted to an Investigating Grand Jury in Chester County, Pennsylvania, which has issued subpoenas seeking documents and testimony. On September 24, 2019, the former DA sent a Notice of Intent to the Partnership of its intent to pursue an abatement action if certain conditions were not remediated. The Partnership responded to the Notice of Intent within the prescribed time period. To date, the Partnership is not aware of any further action with regard to this Notice.
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
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of September 30, 2020 and December 31, 2019, accruals of approximately $86 million and $120 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
In addition, other legal proceedings exist that are considered reasonably possible to result in unfavorable outcomes. For those where possible losses can be estimated, the range of possible losses related to these contingent obligations is estimated to be up to $80 million; however, no accruals have been recorded as of September 30, 2020 or December 31, 2019.
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
Environmental Remediation
Our subsidiaries are responsible for environmental remediation at certain sites, including the following:
•Certain of our interstate pipelines conduct soil and groundwater remediation related to contamination from past uses of polychlorinated biphenyls (“PCBs”). PCB assessments are ongoing and, in some cases, our subsidiaries could be contractually responsible for contamination caused by other parties.
•Certain gathering and processing systems are responsible for soil and groundwater remediation related to releases of hydrocarbons.
•Legacy sites related to Sunoco that are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that Sunoco no longer operates, closed and/or sold refineries and other formerly owned sites.
•Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2020, Sunoco had been named as a PRP at approximately 31 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	September 30, 2020	December 31, 2019
Current	$46	$46
Non-current	252	274
Total environmental liabilities	$298	$320
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
During the three months ended September 30, 2020 and 2019, the Partnership recorded $7 million and $16 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2020 and 2019, the Partnership recorded $22 million and $31 million, respectively, of expenditures related to environmental cleanup programs.
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

11.REVENUE
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2019	$377
Additions	598
Revenue recognized	(614)
Balance, September 30, 2020	$361

Balance, December 31, 2018	$394
Additions	448
Revenue recognized	(491)
Balance, September 30, 2019	$351
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
The balances of Sunoco LP’s contract assets as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Contract asset balances:
Contract assets	$123	$117
Accounts receivable from contracts with customers	225	366
Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g., sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the three months ended September 30, 2020 and 2019 was $4 million and $4 million, respectively. The amount of amortization expense that Sunoco LP recognized for the nine months ended September 30, 2020 and 2019 was $14 million and $12 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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
As of September 30, 2020, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is $39.50 billion, and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2020 (remainder)	2021	2022	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of September 30, 2020	$1,633	$5,674	$5,180	$27,016	$39,503
12.DERIVATIVE ASSETS AND LIABILITIES
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
The following table details our outstanding commodity-related derivatives:

	September 30, 2020		December 31, 2019
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	(91,365)	2020-2021	(35,208)	2020-2024
Fixed Swaps/Futures	4,965	2020-2022	1,483	2020
Power (Megawatt):
Forwards	1,714,800	2020-2029	3,213,450	2020-2029
Futures	(35,313)	2020-2022	(353,527)	2020
Options – Puts	(15)	2020-2021	51,615	2020
Options – Calls	(6,323,560)	2020-2022	(2,704,330)	2020-2021
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(20,800)	2020-2022	(18,923)	2020-2022
Swing Swaps IFERC	(7,480)	2020-2021	(9,265)	2020
Fixed Swaps/Futures	(43,708)	2020-2022	(3,085)	2020-2021
Forward Physical Contracts	(15,281)	2021	(13,364)	2020-2021
NGLs (MBbls) – Forwards/Swaps	(14,743)	2020-2022	(1,300)	2020-2021
Refined Products (MBbls) – Futures	(3,391)	2020-2022	(2,473)	2020-2021
Crude (MBbls) – Forwards/Swaps	1,929	2020	4,465	2020
Corn (thousand bushels)	—	—	(1,210)	2020
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(38,490)	2020-2021	(31,780)	2020
Fixed Swaps/Futures	(38,490)	2020-2021	(31,780)	2020
Hedged Item – Inventory	38,490	2020-2021	31,780	2020
(1)Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2020	December 31, 2019
July 2020(2)(3)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	$—	$400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400
(1)Floating rates are based on 3-month LIBOR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$32	$24	$(52)	$—
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	68	319	(107)	(350)
Commodity derivatives	47	41	(45)	(39)
Interest rate derivatives	—	—	(522)	(399)
	115	360	(674)	(788)
Total derivatives	$147	$384	$(726)	$(788)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(522)	$(399)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	47	41	(45)	(39)
Broker cleared derivative contracts	Other current assets (liabilities)	100	343	(159)	(350)
Total gross derivatives		147	384	(726)	(788)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(28)	(18)	28	18
Counterparty netting	Other current assets (liabilities)	(34)	(318)	34	318
Total net derivatives		$85	$48	$(664)	$(452)
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

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$4	$3	$15	$15
Commodity derivatives – Non-trading	Cost of products sold	(44)	21	53	(53)
Interest rate derivatives	Gains (losses) on interest rate derivatives	55	(175)	(277)	(371)
Total		$15	$(151)	$(209)	$(409)
13.RELATED PARTY TRANSACTIONS
ET-ETO Promissory Note
As of September 30, 2020 and December 31, 2019, ETO’s promissory note receivable from ET had an outstanding balance of $2.8 billion and $3.7 billion, respectively, and ETO’s long-term intercompany payable to ET had an outstanding balance of $150 million and $104 million, respectively. The outstanding promissory note receivable and intercompany payable are reflected on a net basis in the Partnership’s consolidated balance sheets.
Interest income attributable to promissory notes from ET included in other, net in our consolidated statements of operations for the three months ended September 30, 2020 and 2019 was $36 million and $56 million, respectively. Interest income attributable to promissory notes from ET included in other income, net in our consolidated statements of operations for the nine months ended September 30, 2020 and 2019 was $118 million and $144 million, respectively.
The Partnership also has related party transactions with several of its unconsolidated affiliates. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the revenues from related companies on our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from related companies	$100	$129	$375	$374

The following table summarizes the accounts receivable from and accounts payable to related companies on our consolidated balance sheets:

	September 30, 2020	December 31, 2019
Accounts receivable from related companies:
ET	$3	$8
FGT	13	50
Phillips 66	36	36
Various	41	73
Total accounts receivable from related companies	$93	$167

Accounts payable to related companies:
Various	46	31
Total accounts payable to related companies	$46	$31
14.REPORTABLE SEGMENTS
Our reportable segments, which conduct their business primarily in the United States, are as follows:
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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$614	$675	$1,615	$2,115
Intersegment revenues	40	89	148	270
	654	764	1,763	2,385
Interstate transportation and storage:
Revenues from external customers	466	475	1,365	1,454
Intersegment revenues	5	4	15	16
	471	479	1,380	1,470
Midstream:
Revenues from external customers	585	704	1,477	1,704
Intersegment revenues	792	876	2,088	2,792
	1,377	1,580	3,565	4,496
NGL and refined products transportation and services:
Revenues from external customers	2,207	2,271	5,991	7,340
Intersegment revenues	416	607	1,466	1,181
	2,623	2,878	7,457	8,521
Crude oil transportation and services:
Revenues from external customers	2,849	4,453	8,873	13,685
Intersegment revenues	1	—	4	—
	2,850	4,453	8,877	13,685
Investment in Sunoco LP:
Revenues from external customers	2,801	4,328	8,104	12,494
Intersegment revenues	4	3	53	4
	2,805	4,331	8,157	12,498
Investment in USAC:
Revenues from external customers	158	169	500	505
Intersegment revenues	3	6	9	15
	161	175	509	520
All other:
Revenues from external customers	275	420	995	1,196
Intersegment revenues	92	21	377	80
	367	441	1,372	1,276
Eliminations	(1,353)	(1,606)	(4,160)	(4,358)
Total revenues	$9,955	$13,495	$28,920	$40,493

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019*	2020	2019*
Segment Adjusted EBITDA:
Intrastate transportation and storage	$203	$235	$630	$777
Interstate transportation and storage	425	442	1,232	1,358
Midstream	530	411	1,280	1,205
NGL and refined products transportation and services	762	667	2,099	1,923
Crude oil transportation and services	631	726	1,741	2,222
Investment in Sunoco LP	189	192	580	497
Investment in USAC	104	104	315	310
All other	24	37	70	83
Total	2,868	2,814	7,947	8,375
Depreciation, depletion and amortization	(910)	(782)	(2,709)	(2,334)
Interest expense, net of interest capitalized	(569)	(575)	(1,747)	(1,680)
Impairment losses	(1,474)	(12)	(2,803)	(62)
Gains (losses) on interest rate derivatives	55	(175)	(277)	(371)
Non-cash compensation expense	(29)	(27)	(92)	(85)
Unrealized gains (losses) on commodity risk management activities	(30)	64	(27)	90
Losses on extinguishments of debt	—	—	(59)	(2)
Inventory valuation adjustments (Sunoco LP)	11	(26)	(126)	71
Adjusted EBITDA related to unconsolidated affiliates	(169)	(161)	(480)	(470)
Equity in earnings (losses) of unconsolidated affiliates	(32)	82	46	224
Impairment of investment in an unconsolidated affiliate	(129)	—	(129)	—
Other, net	88	103	68	211
Income (loss) before income tax expense	(320)	1,305	(388)	3,967
Income tax expense	(42)	(55)	(169)	(216)
Net income (loss)	$(362)	$1,250	$(557)	$3,751
*As adjusted. See Note 1.

	September 30, 2020	December 31, 2019*
Segment assets:
Intrastate transportation and storage	$7,215	$6,648
Interstate transportation and storage	17,341	18,111
Midstream	19,056	20,332
NGL and refined products transportation and services	20,944	19,145
Crude oil transportation and services	19,882	22,933
Investment in Sunoco LP	4,986	5,438
Investment in USAC	3,011	3,730
All other	5,087	5,957
Total segment assets	$97,522	$102,294
*As adjusted. See Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020, “Part II - Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020, and in this Quarterly Report on Form 10-Q. Additional information on forward-looking statements is discussed below in “Forward-Looking Statements.”
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
ET Contribution of SemGroup Assets to ETO
On December 5, 2019, ET completed the acquisition of SemGroup. During the first and second quarters of 2020, ET contributed certain SemGroup assets to ETO through sale and contribution transactions. The Partnership and SemGroup are under common control by ET subsequent to ET’s acquisition of SemGroup; therefore, these transactions were accounted for as reorganizations of entities under common control. Accordingly, the Partnership’s consolidated financial statements have been retrospectively adjusted to reflect the consolidation of the contributed SemGroup businesses beginning December 5, 2019 (the date ET acquired SemGroup).
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

Lake Charles LNG
On March 30, 2020, Royal Dutch Shell plc (“Shell”) announced that it would not proceed with a proposed equity interest in the Lake Charles LNG liquefaction project due to adverse market factors affecting Shell's business and its desire to preserve cash in light of the current environment. We intend to continue to develop the project, possibly in conjunction with one or more equity partners, and we plan to evaluate a variety of alternatives to advance the project, including the possibility of reducing the size of the project from three trains (16.45 million tonnes per annum of LNG capacity) to two trains (11.0 million tonnes per annum). The project is fully permitted by federal, state and local authorities, has all necessary export licenses and benefits from the infrastructure related to the existing regasification facility at the same site, including four LNG storage tanks, two deep water docks and other assets. In light of the existing brownfield infrastructure and the advanced state of the development of the project, we plan to continue to pursue the project on a disciplined, cost effective basis, and ultimately we will determine whether to make a final investment decision to proceed with the project based on market conditions, capital expenditure considerations and our success in securing equity participation by third parties as well as long-term LNG offtake commitments on satisfactory terms.
Regulatory Update
Interstate Natural Gas Transportation Regulation
Rate Regulation
Effective January 2018, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors' income tax costs. On July 31, 2020, the United States Court of Appeals for the District of Colombia Circuit issued an opinion upholding the FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding individual entities’ ability to argue in support of recovery of an income tax allowance, the impacts of the FERC's policy on the treatment of income taxes may have on the rates ETO can charge for the FERC regulated transportation services are unknown at this time.
The FERC also issued a Notice of Inquiry (“2017 Tax Law NOI”) on March 15, 2018, requesting comments on the effect of the Tax Act on FERC jurisdictional rates. The 2017 Tax Law NOI states that of particular interest to the FERC is whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Comments in response to the 2017 Tax Law NOI were due on or before May 21, 2018. On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act (“NGA”) to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. Panhandle filed a cost and revenue study on April 1, 2019. Panhandle filed a NGA Section 4 rate case on August 30, 2019.
In March 2019, following the decision of the D.C. Circuit in Emera Maine v. Federal Energy Regulatory Commission, the FERC issued a Notice of Inquiry regarding its policy for determining return on equity (“ROE”). The FERC specifically sought information and stakeholder views to help the FERC explore whether, and if so how, it should modify its policies concerning the determination of ROE to be used in designing jurisdictional rates charged by public utilities. The FERC also expressly sought comment on whether any changes to its policies concerning public utility ROEs should be applied to interstate natural gas and oil pipelines. Initial comments were due in June 2019, and reply comments were due in July 2019. On May 21, 2020, the FERC issued a Policy Statement on Determining Return on Equity for Natural Gas and Oil Pipelines establishing a revised policy for determining ROE, including the use of the Capital Asset Pricing Model in addition to the Discounted Cash Flow Model for determining ROE and clarification regarding the formation of proxy groups for establishing a pipeline’s ROE.

Even without application of the FERC’s recent policy statements on income tax allowance or ROE or any additional action with respect to the 2017 Tax Law NOI, the FERC or our shippers may challenge the cost of service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including ROE and tax related components including the allowance for income taxes and the amount for accumulated deferred income taxes but also other pipeline costs that will continue to affect the FERC’s determination of just and reasonable cost of service rates. Although changes in these two tax related components may decrease, other components in the cost of service rate calculation may increase and result in a newly calculated cost of service rate that is the same as or greater than the prior cost of service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost of service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as ETC Tiger Pipeline, LLC, MEP and FEP, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as FGT, Transwestern and Panhandle, have a mix of tariff rate, discount rate, and negotiated rate agreements. We do not expect market-based rates, negotiated rates or discounted rates that are not tied to the cost of service rates to be affected by the Revised Policy Statement or other regulations resulting from the March 15, 2018 proposals. The revenues we receive from natural gas transportation services we provide pursuant to cost of service based rates may decrease in the future as a result of the Revised Policy Statement, changes to ROE methodology, or other FERC policies, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost of service rates, if any, will depend on a detailed review of all of ETO’s cost of service components and the outcomes of any challenges to our rates by the FERC or our shippers.
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
Interstate Common Carrier Regulation
The FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPI-FG. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. The FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG plus 1.23 percent. Many existing pipelines utilize the FERC liquids index to change transportation rates annually every July 1. With respect to liquids and refined products pipelines subject to FERC jurisdiction, the Revised Policy Statement requires the pipeline to reflect the impacts to its cost of service from the Revised Policy Statement and the Tax Act on Page 700 of the FERC Form No. 6. This information will be used by the FERC in its next five year review of the liquids pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Act in the determination of indexed rates prospectively, effective July 1, 2021. On June 18, 2020, the FERC issued a Notice of Inquiry requesting comments on a proposed oil pipeline index for the five-year period commencing July 1, 2021 and ending June 30, 2026, using the PPI-FG plus 0.09% as the index level, and requested comments on whether and how the index should reflect the Revised Policy Statement and the FERC’s treatment of accumulated deferred income taxes as well as the FERC’s revised ROE methodology. Comments on the indexing rate methodology Notice of Inquiry were due August 17, 2020, with reply comments due September 11, 2020. The FERC’s establishment of a just and reasonable rate, including the determination of the appropriate liquids pipeline index, is based on many components, and as noted, the FERC’s tax related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while the FERC’s ROE policy and other pipeline costs also will continue to affect the FERC’s determination of the appropriate pipeline index. Accordingly, depending on the FERC’s application of its indexing rate methodology for the next five year term of index rates, the Revised Policy Statement and tax effects related to the Tax Act may impact our revenues associated with any transportation services we may provide pursuant to cost of service based rates in the future, including indexed rates.
Trends and Outlook
Recent market disruptions involving the COVID-19 pandemic have negatively impacted our earnings and cash flows from operations and may continue to do so. Reduced demand for natural gas, NGLs, refined products and/or crude oil caused by the COVID-19 pandemic and a continuation of low WTI crude oil prices may result in the continued shut-in of production from

U.S. oil and gas wells, which in turn may result in decreased volumes transported on our pipeline systems and decreased overall utilization of our midstream services.
With respect to commodity prices, natural gas prices have strengthened in recent months as a reduction in crude oil production has led to decreased supplies of associated natural gas from these wells. Natural gas fundamentals point to an undersupplied market over the upcoming winter with demand outpacing supply in the near term. Meanwhile, crude oil prices saw a sharp decline as a result of actions by foreign oil-producing nations and a decrease in global demand as result of the COVID-19 pandemic but have subsequently risen and stabilized. We cannot predict the future impacts, or the duration of such impacts, from the COVID-19 pandemic.
The outlook for commodity prices is mixed and could have a varying impact on our business. Reduced demand and increased supply of crude oil has resulted in an increase in worldwide crude oil storage inventories, which is expected to keep crude oil prices depressed for the near term. With respect to natural gas markets, a relatively more moderate decrease in demand, coupled with the previously mentioned decreases in gas production associated with wells drilled to produce crude oil, have more than counterbalanced the reduction in demand. The overall outlook for our midstream services will depend, in part, on the timing and extent of recovery in the commodity markets.
While we anticipate that current and projected commodity prices and the related impact to activity levels in both the upstream and midstream sectors will impact our business, we cannot predict the ultimate magnitude of that impact and expect it to be varied across our operations, depending on the region, customer, type of service, contract term and other factors.
While the vast majority of our counterparties are investment grade rated companies, some of our counterparties may be forced to file for bankruptcy protection, in which case our existing contracts with those counterparties may be rejected by the bankruptcy court, in which case we may pursue legal action to prevent such a rejection. For example, following the request of one of our FERC-regulated natural pipelines, the FERC commenced an investigation into whether the public interest requires abrogation or modification of a firm transportation agreement and an interruptible transportation agreement with one of our shippers. We anticipate FERC will issue a final ruling in the proceeding in mid-November 2020; however, actual determination regarding the contract will depend upon further action by the counterparty and any further bankruptcy-related proceedings. If a counterparty is successful in rejecting an existing contract in bankruptcy, we expect that we would attempt to negotiate replacement contracts with those counterparties and, depending on the availability of alternatives to our services, these contracts may have terms that are less favorable to us than the contracts rejected in bankruptcy court.
Ultimately, the extent to which our business will be impacted by recent market developments depends on the factors described above as well as future developments beyond our control, which are highly uncertain and cannot be predicted. In response to these market events and uncertainties, we have cut our already reduced 2020 growth capital spending budget by a total of $700 million and reduced planned operating expenses by approximately $500 million. While current market volatility makes the near-term unpredictable, we believe that overall the long-term demand for our services will continue given the essential nature of the midstream natural gas, NGLs, refined products and crude oil businesses, although we cannot predict any possible changes in such demand with reasonable certainty.
We currently have ample liquidity to fund our business and we do not anticipate any liquidity concerns in the immediate future (see “Liquidity and Capital Resources” below). In addition, while the trading price of ET common units declined significantly during the first nine months of 2020, thereby making equity capital market transactions less attractive in the near term, we continue to have access to the debt capital markets on generally favorable terms. In the event we seek additional equity or debt capital, our blended cost of capital for equity and debt is expected to be modestly higher in the near term; however, we will continue to evaluate growth projects and acquisitions as such opportunities may be identified in the future in light of this higher cost of capital.
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

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019*	Change	2020	2019*	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$203	$235	$(32)	$630	$777	$(147)
Interstate transportation and storage	425	442	(17)	1,232	1,358	(126)
Midstream	530	411	119	1,280	1,205	75
NGL and refined products transportation and services	762	667	95	2,099	1,923	176
Crude oil transportation and services	631	726	(95)	1,741	2,222	(481)
Investment in Sunoco LP	189	192	(3)	580	497	83
Investment in USAC	104	104	—	315	310	5
All other	24	37	(13)	70	83	(13)
Adjusted EBITDA (consolidated)	2,868	2,814	54	7,947	8,375	(428)
Depreciation, depletion and amortization	(910)	(782)	(128)	(2,709)	(2,334)	(375)
Interest expense, net of interest capitalized	(569)	(575)	6	(1,747)	(1,680)	(67)
Impairment losses	(1,474)	(12)	(1,462)	(2,803)	(62)	(2,741)
Gains (losses) on interest rate derivatives	55	(175)	230	(277)	(371)	94
Non-cash compensation expense	(29)	(27)	(2)	(92)	(85)	(7)
Unrealized gains (losses) on commodity risk management activities	(30)	64	(94)	(27)	90	(117)
Losses on extinguishments of debt	—	—	—	(59)	(2)	(57)
Inventory valuation adjustments (Sunoco LP)	11	(26)	37	(126)	71	(197)
Adjusted EBITDA related to unconsolidated affiliates	(169)	(161)	(8)	(480)	(470)	(10)
Equity in earnings (losses) of unconsolidated affiliates	(32)	82	(114)	46	224	(178)
Impairment of investment in an unconsolidated affiliate	(129)	—	(129)	(129)	—	(129)
Other, net	88	103	(15)	68	211	(143)
Income (loss) before income tax expense	(320)	1,305	(1,625)	(388)	3,967	(4,355)
Income tax expense	(42)	(55)	13	(169)	(216)	47
Net income (loss)	$(362)	$1,250	$(1,612)	$(557)	$3,751	$(4,308)
*As adjusted.
Adjusted EBITDA (consolidated). For the three months ended September 30, 2020 compared to the same period last year, Adjusted EBITDA increased 2% due to the net effects of multiple drivers within several of the Partnership’s segments. Among these impacts, the most significant were an increase of $104 million related to the restructuring and assignment of certain gathering and processing contracts in our midstream segment and an increase of $88 million in marketing margin in our NGL and refined products transportation and services segment primarily driven by higher optimization gains from the sale of NGL component products. The increase in Adjusted EBITDA also reflected a net increase of approximately $150 million from recent acquisitions and assets placed in service. These increases in Adjusted EBITDA were partially offset by multiple other changes, the most significant of which were the impacts of lower volumes and market prices among several of our core operating segments resulting primarily from COVID-19 related demand reductions.

For the nine months ended September 30, 2020 compared to the same period last year, Adjusted EBITDA decreased 5%, primarily due to the impacts of lower volumes and market prices among several of our core operating segments resulting primarily from COVID-19 related demand reductions. These decreases were partially offset by an increase of $156 million from our NGL and refined products transportation and services segment primarily due to higher throughput volumes, an increase of $79 million from our midstream segment primarily due to the contract restructuring discussed above, and an increase of $83 million from our investment in Sunoco LP segment primarily due to increased gross profit per gallon sold. The increase in Adjusted EBITDA also reflected a net increase of approximately $440 million from recent acquisitions and assets placed in service.
Additional discussion of these and other factors affecting Adjusted EBITDA is included in the analysis of Segment Adjusted EBITDA in the “Segment Operating Results” section below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and nine months ended September 30, 2020 compared to the same periods last year due to the acquisition of SemGroup on December 5, 2019, as well as incremental depreciation related to assets recently placed in service.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, decreased for the three months ended September 30, 2020 compared to the same period last year primarily due to the following:
•a decrease of $3 million primarily attributable to lower costs on both recently refinanced and floating rate debt, and higher capitalized interest,
•a decrease of $1 million for USAC for the three months ended September 30, 2020 compared to the same period last year was primarily attributable to lower weighted average interest rates under its credit agreement, offset by increased borrowings under its credit agreement; and
•a decrease of $2 million for Sunoco LP for the three months ended September 30, 2020 compared to the same period last year primarily related to a slight decrease in average total long-term debt.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the nine months ended September 30, 2020 compared to the same period last year primarily due to the following:
•an increase of $64 million recognized by the Partnership primarily attributable to higher debt balances following the March 2019 ET-ETO notes exchange and the December 2019 SemGroup acquisition, partially offset by lower borrowing costs on both recently refinanced and floating rate debt and higher capitalized interest;
•an increase of $2 million for USAC for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a full nine months of interest expense incurred in the current period on its senior notes issued March 2019, partially offset by reduced borrowings and lower weighted average interest rates under the credit agreement; and
•an increase of $1 million for Sunoco LP for the nine months ended September 30, 2020 compared to the same period last year primarily related to a slight increase in average total long-term debt.
Impairment Losses. During the three months ended March 31, 2020, the Partnership performed an interim impairment test on certain reporting units within its midstream, interstate, crude, NGL and all other operations. As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $483 million related to our Arklatex and South Texas operations within the midstream segment, a goodwill impairment of $183 million related to our Lake Charles LNG regasification operations with the interstate transportation and storage segment, and a goodwill impairment of $40 million related to our all other operations primarily due to decreases in projected future revenues and cash flows as a result of the overall market demand decline. During the three months ended September 30, 2020, the Partnership performed interim impairment testing on certain reporting units within its midstream, interstate, crude, NGL and all other operations. As a result, the Partnership recognized an impairment of $1.28 billion related to our crude operations, a goodwill impairment of $132 million related to our SemCAMS operations, a goodwill impairment of $43 million and a fixed asset impairment of $19 million related to our interstate operations primarily due to decreases in projected future cash flow as a result of the overall market demand decline. In addition, USAC recognized a goodwill impairment of $619 million, during the three months ended March 31, 2020, which is included in the Partnership’s consolidated results of operations. During the three months ended March 31, 2019, USAC recorded a $3 million impairment of compression equipment as a result of its evaluations of the future deployment of USAC’s idle fleet under then-current market conditions. USAC recorded $4 million and $2 million impairment of compression equipment during the three months ended June 30, 2020 and September 30, 2020, respectively, as a result of its evaluations of the future deployment of its idle fleet under current market conditions.

Gains (Losses) on Interest Rate Derivatives. Gains and losses on interest rate derivatives during the three and nine months ended September 30, 2020 resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional information on the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Losses on Extinguishments of Debt. During the three and nine months ended September 30, 2020, amounts were related to ETO senior notes redemption in January 2020.
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
Impairment of Investment in an Unconsolidated Affiliate. During the three months ended September 30, 2020, the Partnership recorded an impairment to its investment in White Cliffs of $129 million due to a decrease in projected future revenues and cash flows as a result of the overall market demand decline that occurred subsequent to the SemGroup acquisition and related purchase price allocation in December 2019.
Other, net. Other, net primarily includes the interest income related to the ET-ETO Promissory Notes, as well as amortization of regulatory assets and other income and expense amounts.
Income Tax Expense. For the three months ended September 30, 2020 compared to the same period in the prior year, income tax expense decreased due to lower earnings at our corporate subsidiaries in the current period. For the nine months ended September 30, 2020 compared to the same period in the prior year, income tax expense decreased due to the recognition of a taxable gain on the sale of assets and higher earnings at our corporate subsidiaries in the prior period.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$50	$44	$6	$127	$115	$12
FEP	(106)	15	(121)	(158)	43	(201)
MEP	(1)	1	(2)	(3)	15	(18)
White Cliffs	2	—	2	19	—	19
Other	23	22	1	61	51	10
Total equity in earnings (losses) of unconsolidated affiliates	$(32)	$82	$(114)	$46	$224	$(178)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$96	$92	$4	$264	$260	$4
FEP	19	19	—	57	56	1
MEP	8	13	(5)	23	52	(29)
White Cliffs	11	—	11	38	—	38
Other	35	37	(2)	98	102	(4)
Total Adjusted EBITDA related to unconsolidated affiliates	$169	$161	$8	$480	$470	$10

Distributions received from unconsolidated affiliates:
Citrus	$48	$54	$(6)	$155	$128	$27
FEP	20	20	—	55	53	2
MEP	4	7	(3)	22	33	(11)
White Cliffs	2	—	2	25	—	25
Other	23	22	1	62	80	(18)
Total distributions received from unconsolidated affiliates	$97	$103	$(6)	$319	$294	$25
(1)These amounts represent our proportionate share of the Adjusted EBITDA of our unconsolidated affiliates and are based on our equity in earnings or losses of our unconsolidated affiliates adjusted for our proportionate share of the unconsolidated affiliates’ interest, depreciation, depletion, amortization, non-cash items and taxes.
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
The tables below identify the components of Segment Adjusted EBITDA, which is calculated as follows:
•Segment margin, operating expenses, and selling, general and administrative expenses. These amounts represent the amounts included in our consolidated financial statements that are attributable to each segment.
•Unrealized gains or losses on commodity risk management activities and inventory valuation adjustments. These are the unrealized amounts that are included in cost of products sold to calculate segment margin. These amounts are not included in Segment Adjusted EBITDA; therefore, the unrealized losses are added back and the unrealized gains are subtracted to calculate the segment measure.
•Non-cash compensation expense. These amounts represent the total non-cash compensation recorded in operating expenses and selling, general and administrative expenses. This expense is not included in Segment Adjusted EBITDA and therefore is added back to calculate the segment measure.
•Adjusted EBITDA related to unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliate as those excluded from the calculation of Segment Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates.
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
Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Natural gas transported (BBtu/d)	12,185	12,560	(375)	12,745	12,221	524
Withdrawals from storage natural gas inventory (BBtu)	10,315	—	10,315	15,380	—	15,380
Revenues	$654	$764	$(110)	$1,763	$2,385	$(622)
Cost of products sold	434	501	(67)	985	1,473	(488)
Segment margin	220	263	(43)	778	912	(134)
Unrealized (gains) losses on commodity risk management activities and fair value inventory adjustment	23	19	4	(16)	3	(19)
Operating expenses, excluding non-cash compensation expense	(42)	(48)	6	(131)	(137)	6
Selling, general and administrative expenses, excluding non-cash compensation expense	(7)	(7)	—	(22)	(20)	(2)
Adjusted EBITDA related to unconsolidated affiliates	7	7	—	19	18	1
Other	2	1	1	2	1	1
Segment Adjusted EBITDA	$203	$235	$(32)	$630	$777	$(147)
Volumes. For the three months ended September 30, 2020 compared to the same period last year, transported volumes decreased primarily due to the bankruptcy filing of a transportation customer. For the nine months ended September 30, 2020 compared to the same period last year, transported volumes increased primarily due to increased utilization of our Texas pipelines, partially offset by the bankruptcy filing of a transportation customer.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Transportation fees	$151	$150	$1	$460	$452	$8
Natural gas sales and other (excluding unrealized gains and losses)	75	112	(37)	231	405	(174)
Retained fuel revenues (excluding unrealized gains and losses)	12	14	(2)	31	37	(6)
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	5	6	(1)	40	21	19
Unrealized gains (losses) on commodity risk management activities and fair value inventory adjustments	(23)	(19)	(4)	16	(3)	19
Total segment margin	$220	$263	$(43)	$778	$912	$(134)
Segment Adjusted EBITDA. For the three months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation segment decreased due to the net impacts of the following:
•a decrease of $37 million in realized natural gas sales and other primarily due to lower realized gains from pipeline optimization activity;
•a decrease of $2 million in retained fuel revenues primarily due to lower gas prices; and
•a decrease of $1 million in realized storage margin due to lower realized gains from financial derivatives used to hedge physical storage gas; partially offset by
•a decrease of $6 million in operating expenses primarily due to $2 million decrease in employee costs, a $2 million decrease in maintenance project costs and a $1 million decrease in outside services.
Segment Adjusted EBITDA. For the nine months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation segment decreased due to the net impacts of the following:
•a decrease of $174 million in realized natural gas sales and other primarily due to lower realized gains from pipeline optimization activity;
•a decrease of $6 million in retained fuel revenues primarily due to lower gas prices; and
•an increase of $2 million in selling, general and administrative expenses primarily due to higher allocated corporate costs; partially offset by
•an increase of $19 million in realized storage margin primarily due to higher realized gains on financial hedges used to hedge physical storage gas;
•an increase of $8 million in transportation fees primarily due to volume ramp-ups on the Red Bluff Express pipeline and new contracts, partially offset by the expiration of certain contracts on Regency Intrastate Gas System;
•a decrease of $6 million in operating expenses primarily due to a decrease of $4 million in employee costs and a decrease of $4 million in outside services, partially offset by an increase of $1 million in allocated costs and an increase of $1 million in utilities; and
•an increase of $1 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to higher fee revenue on the Trans-Pecos and Comanche Trail pipelines.

Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Natural gas transported (BBtu/d)	10,387	11,407	(1,020)	10,422	11,254	(832)
Natural gas sold (BBtu/d)	15	17	(2)	16	18	(2)
Revenues	$471	$479	$(8)	$1,380	$1,470	$(90)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(147)	(141)	(6)	(429)	(425)	(4)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(20)	(17)	(3)	(57)	(49)	(8)
Adjusted EBITDA related to unconsolidated affiliates	122	124	(2)	343	368	(25)
Other	(1)	(3)	2	(5)	(6)	1
Segment Adjusted EBITDA	$425	$442	$(17)	$1,232	$1,358	$(126)
Volumes. For the three and nine months ended September 30, 2020 compared to the same periods last year, transported volumes decreased primarily due to lower crude production resulting in lower associated gas production and a decrease in demand for LNG export.
Segment Adjusted EBITDA. For the three months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $8 million in revenues primarily due to a decrease of $16 million due to a contractual rate adjustment on commitments at our Lake Charles LNG facility effective January 2020 and a decrease of $9 million due to less capacity sold on our Panhandle and Trunkline systems. These decreases were partially offset by increased margin from short-term firm contracts on our Transwestern and Rover systems due to increased demand and higher parking due to the timing of transactions;
•an increase of $6 million in operating expense primarily due to an increase in bad debt reserves and higher ad valorem taxes, partially offset by the impact of cost cutting initiatives;
•an increase of $3 million in selling, general and administrative expenses primarily resulting from legal and consulting fees related to an ongoing rate case and a shipper bankruptcy; and
•a decrease of $2 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower earnings of $6 million from our Midcontinent Express Pipeline primarily as a result of lower rates received following the expiration of certain contracts, partially offset by a $4 million increase from Citrus primarily due to higher margins and lower operating expenses.
Segment Adjusted EBITDA. For the nine months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $90 million in revenues primarily due to a decrease of $48 million due to a contractual rate adjustment on commitments at our Lake Charles LNG facility effective January 2020, a decrease of $30 million due to a shipper bankruptcy in 2019, a decrease of $28 million due to lower demand and lower rates on our Panhandle and Trunkline systems, and a decrease of $5 million from lower interruptible transportation resulting from lower customer demand and lower liquids as a result of multiple weather events and-third party maintenance on our Sea Robin and Trunkline systems. These decreases were partially offset by increased margins from higher reservation revenue on Transwestern, Tiger and Rover resulting from higher contracted capacity and an increase in parking revenue on Panhandle and Trunkline;
•an increase of $4 million in operating expenses primarily due to an increase in bad debt reserves and a decrease in the valuation of inventory on Panhandle in 2020, partially offset by lower employee costs and project expense resulting from cost cutting initiatives and lower ad valorem taxes due in part to appeals made to various taxing authorities;

•an increase of $8 million in selling, general and administrative expenses primarily resulting from higher allocated overhead costs, an increase in insurance premiums and higher legal and consulting fees related to an ongoing rate case and a shipper bankruptcy, partially offset by lower management incentive compensation; and
•a decrease of $25 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower earnings from our Midcontinent Express Pipeline primarily as a result of lower rates received following the expiration of certain contracts, partially offset by a $4 million increase from Citrus primarily due to higher margins resulting from new contracts, rate increases on existing contracts and the recognition of a contract exit fee.
Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Gathered volumes (BBtu/d)	12,904	13,955	(1,051)	13,071	13,278	(207)
NGLs produced (MBbls/d)	635	574	61	616	567	49
Equity NGLs (MBbls/d)	32	30	2	35	32	3
Revenues	$1,377	$1,580	$(203)	$3,565	$4,496	$(931)
Cost of products sold	668	953	(285)	1,716	2,678	(962)
Segment margin	709	627	82	1,849	1,818	31
Operating expenses, excluding non-cash compensation expense	(169)	(202)	33	(528)	(574)	46
Selling, general and administrative expenses, excluding non-cash compensation expense	(21)	(21)	—	(67)	(63)	(4)
Adjusted EBITDA related to unconsolidated affiliates	9	6	3	23	21	2
Other	2	1	1	3	3	—
Segment Adjusted EBITDA	$530	$411	$119	$1,280	$1,205	$75
Volumes. Gathered volumes decreased during the three months ended September 30, 2020 compared to the same period last year primarily due to decreases in the South Texas and Northeast Texas regions, partially offset by the impact of the SemGroup acquisition in the Mid-Continent/Panhandle region and volume growth in the Permian region. NGL production increased due to the impact of the SemGroup acquisition in the Mid-Continent/Panhandle region and increased ethane recovery in the Permian, South Texas and North Texas regions.

Gathered volumes decreased during the nine months ended September 30, 2020 compared to the same period last year primarily due to decreases in the South Texas region, partially offset by the impact of the SemGroup acquisition in the Mid-Continent/Panhandle region and volume growth in the Permian region. NGL production increased due to the impact of the SemGroup acquisition in the Mid-Continent/Panhandle region and increased ethane recovery in the Permian, South Texas and North Texas regions.
Segment Margin. The table below presents the components of our midstream segment margin. For the prior period included in the table below, the amounts previously reported for fee-based and non-fee-based margin have been adjusted to reflect reclassification of certain contractual minimum fees in order to conform to the current period classification:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Gathering and processing fee-based revenues	$642	$550	$92	$1,675	$1,584	$91
Non-fee-based contracts and processing	67	77	(10)	174	234	(60)
Total segment margin	$709	$627	$82	$1,849	$1,818	$31

Segment Adjusted EBITDA. For the three months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:
•an increase of $92 million in fee-based margin due to the recognition of $103 million related to the restructuring and assignment of certain gathering and processing contracts in the Ark-La-Tex region, which included the recognition of $75 million of deferred revenue received in prior periods;
•a decrease of $33 million in operating expenses due to decreases of $17 million in outside services, $10 million in employee costs and $9 million in materials; and
•an increase of $2 million in non fee-based margin due to unfavorable NGL prices of $5 million and favorable gas prices of $7 million; partially offset by
•a decrease of $12 million in non fee-based margin due to decreased throughput volumes, primarily in the South Texas region.
Segment Adjusted EBITDA. For the nine months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:
•an increase of $91 million in fee-based margin due to volume growth in the Mid-Continent/Panhandle region and the recognition of $103 million related to the restructuring and assignment of certain gathering and processing contracts in the Ark-La-Tex region, which included the recognition of $75 million of deferred revenue received in prior periods; and
•a decrease of $46 million in operating expenses due to decreases of $28 million in outside services, $14 million in employee costs and $12 million in materials, partially offset by an increase of $9 million in maintenance project costs; partially offset by
•a decrease of $59 million in non-fee-based margin due to unfavorable NGL prices of $61 million and favorable gas prices of $2 million;
•a decrease of $1 million in non-fee-based margin due to decreased throughput volumes, primarily in the South Texas region; and
•an increase of $4 million in selling, general and administrative expenses due to an increase of $3 million in insurance and an increase of $1 million in legal fees.
NGL and Refined Products Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
NGL transportation volumes (MBbls/d)	1,493	1,358	135	1,431	1,280	151
Refined products transportation volumes (MBbls/d)	460	552	(92)	460	599	(139)
NGL and refined products terminal volumes (MBbls/d)	850	872	(22)	813	845	(32)
NGL fractionation volumes (MBbls/d)	877	713	164	839	697	142
Revenues	$2,623	$2,878	$(255)	$7,457	$8,521	$(1,064)
Cost of products sold	1,712	1,962	(250)	4,916	6,136	(1,220)
Segment margin	911	916	(5)	2,541	2,385	156
Unrealized (gains) losses on commodity risk management activities	11	(81)	92	34	15	19
Operating expenses, excluding non-cash compensation expense	(162)	(167)	5	(475)	(471)	(4)
Selling, general and administrative expenses, excluding non-cash compensation expense	(20)	(22)	2	(64)	(67)	3
Adjusted EBITDA related to unconsolidated affiliates	22	24	(2)	63	63	—
Other	—	(3)	3	—	(2)	2
Segment Adjusted EBITDA	$762	$667	$95	$2,099	$1,923	$176

Volumes. For the three and nine months ended September 30, 2020 compared to the same periods last year, NGL transportation volumes increased due to higher throughput volumes on our Mariner East pipeline system. In addition, throughput barrels on our Texas NGL pipeline system increased due to higher receipt of liquids production from both wholly-owned and third-party gas plants primarily in the Permian and North Texas regions.
Refined products transportation volumes decreased for the three and nine months ended September 30, 2020 compared to the same periods last year due to the closure of a third-party refinery during the third quarter of 2019, which negatively impacted supply to our refined products transportation system, and less domestic demand for jet fuel and other refined products. These decreases in volumes were partially offset by the initiation of service of our JC Nolan diesel fuel pipeline in the third quarter of 2019.
NGL and refined products terminal volumes decreased for the three and nine months ended September 30, 2020 compared to the same periods last year primarily due to the closure of a third-party refinery during the third quarter of 2019, and less domestic demand for jet fuel and other refined products. These decreases were partially offset by higher volumes from our Mariner East system, and the initiation of service on our JC Nolan diesel fuel pipeline and natural gasoline export project, both of which commenced service in the third quarter of 2019.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility increased for the three and nine months ended September 30, 2020 compared to the same periods last year primarily due to the commissioning of our seventh fractionator in February 2020.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Transportation margin	$494	$474	$20	$1,419	$1,259	$160
Fractionators and refinery services margin	189	171	18	541	491	50
Terminal services margin	130	175	(45)	410	478	(68)
Storage margin	63	57	6	181	166	15
Marketing margin	46	(42)	88	24	6	18
Unrealized gains (losses) on commodity risk management activities	(11)	81	(92)	(34)	(15)	(19)
Total segment margin	$911	$916	$(5)	$2,541	$2,385	$156
Segment Adjusted EBITDA. For the three months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $88 million in marketing margin primarily due to a $66 million increase driven by higher optimization gains from the sale of NGL component products at our Mont Belvieu facility, a $12 million increase from capacity lease fees incurred by our marketing affiliate on our Mariner East pipeline system, and a $10 million increase in gasoline blending and optimization;
•an increase of $20 million in transportation margin primarily due to a $13 million increase from higher throughput volumes on our Mariner East pipeline system, a $9 million increase from higher throughput volumes received from the Permian region on our Texas NGL pipelines, a $4 million increase due to the initiation of service on our JC Nolan diesel fuel pipeline in the third quarter of 2019, and a $3 million increase due to higher throughput volumes from the Barnett region. These increases were partially offset by a $3 million decrease resulting from the recognition of third party deferred revenue on our export pipeline in the third quarter of 2019, a $2 million decrease due to less domestic demand for jet fuel and other refined products, and a $2 million decrease resulting from the closure of a third-party refinery during the third quarter of 2019;
•an increase of $18 million in fractionators and refinery services margin primarily due to the commissioning of our seventh fractionator in February 2020 and higher NGL volumes from the Permian and Barnett regions feeding our Mont Belvieu fractionation facility;

•a decrease of $5 million in operating expenses primarily due to a $9 million decrease in power costs, partially offset by increases totaling $4 million for costs associated with operating additional assets; and
•an increase of $6 million in storage margin primarily due to a $4 million increase primarily from a new intra-segment storage contract effective June 2020 and a $2 million increase in throughput fees generated primarily from exported volumes; partially offset by
•a decrease of $45 million in terminal services margin primarily due to a $40 million decrease resulting from the expiration of a third party contract at our Nederland export facility in the second quarter of 2020, a $6 million decrease due to lower storage fees at our Marcus Hook Industrial Complex due to the closure of a third-party refinery during the third quarter of 2019, a $3 million decrease due to less domestic demand for jet fuel and other refined products, and a $2 million decrease due to the closure of a third-party refinery. These decreases were partially offset by an $11 million increase due to higher throughput on our Mariner East system.
Segment Adjusted EBITDA. For the nine months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $160 million in transportation margin primarily due to a $116 million increase from higher throughput volumes on our Mariner East pipeline system, a $55 million increase resulting from higher throughput volumes received from the Permian region on our Texas NGL pipelines, a $18 million increase due to the initiation of service of our JC Nolan diesel fuel pipeline in the third quarter of 2019, and a $13 million increase due to higher throughput volumes from the Barnett region. These increases were partially offset by a $13 million decrease resulting from the closure of a third-party refinery during the third quarter of 2019, a $13 million decrease due to less domestic demand for jet fuel and other refined products, a $12 million decrease due to the reclassification of certain items, and a $3 million decrease resulting from the recognition of third-party deferred revenue on our export pipeline in the third quarter of 2019;
•an increase of $50 million in fractionators and refinery services margin primarily due to a $47 million increase resulting from the commissioning of our sixth and seventh fractionators in February 2019 and February 2020, respectively, and higher NGL volumes from the Permian and Barnett regions feeding our Mont Belvieu fractionation facility, a $6 million increase due to a reclassification between our transportation and fractionators margins in the third quarter of 2019, and a $5 million increase in truck and rail volumes feeding our refinery services facility. These increases were partially offset by a $5 million decrease due primarily to an expiration of a third-party blending contract during the second quarter of 2020;
•an increase of $18 million in marketing margin primarily due to higher optimization gains from the sale of NGL component products at our Mont Belvieu facility and a $12 million increase in gasoline blending and optimization. These increases were partially offset by a $47 million decrease due to lower margin from our butane blending business, an $18 million decrease in capacity lease fees incurred by our marketing affiliate on our Mariner East pipeline system, a $15 million decrease due to unfavorable hedge adjustments, and an $8 million decrease in NGL export and rack volumes; and
•an increase of $15 million in storage margin primarily due to a $10 million increase in throughput fees generated primarily from exported volumes and a $6 million increase resulting primarily from a new intra-segment storage contract effective June 2020; partially offset by
•a decrease of $68 million in terminal services margin primarily due to a $64 million decrease resulting from an expiration of a third-party contract at our Nederland export facility in the second quarter of 2020, a $26 million decrease due to lower storage fees at our Marcus Hook Industrial Complex and lower refined product transport volumes due to the closure of a third-party refinery during the third quarter of 2019, an $11 million decrease due to lower NGL volumes received into our Marcus Hook Industrial complex from third party pipelines, a $10 million decrease due to less domestic demand for jet fuel and other refined products, and a $7 million decrease due to lower expense reimbursements in 2020. These decreases were partially offset by a $46 million increase due to higher throughput on our Mariner East system and a $4 million increase resulting from initiation of service of our natural gasoline export in the third quarter of 2019.

Crude Oil Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019*	Change	2020	2019*	Change
Crude transportation volumes (MBbls/d)	3,587	4,223	(636)	3,880	4,180	(300)
Crude terminals volumes (MBbls/d)	2,276	2,322	(46)	2,662	2,575	87
Revenues	$2,850	$4,453	$(1,603)	$8,877	$13,685	$(4,808)
Cost of products sold	2,096	3,594	(1,498)	6,704	10,892	(4,188)
Segment margin	754	859	(105)	2,173	2,793	(620)
Unrealized (gains) losses on commodity risk management activities	(1)	(2)	1	9	(100)	109
Operating expenses, excluding non-cash compensation expense	(112)	(110)	(2)	(401)	(410)	9
Selling, general and administrative expenses, excluding non-cash compensation expense	(28)	(21)	(7)	(82)	(61)	(21)
Adjusted EBITDA related to unconsolidated affiliates	9	1	8	32	—	32
Other	9	(1)	10	10	—	10
Segment Adjusted EBITDA	$631	$726	$(95)	$1,741	$2,222	$(481)
*As adjusted.
Volumes. For the three months ended September 30, 2020 compared to the same period last year, crude transportation volumes were lower on our Texas pipeline system and our Bakken pipeline, primarily driven by lower production in these regions and refinery utilization due to COVID-19 related demand decreases, partly offset by contributions from assets acquired in 2019. Crude terminal volumes were lower primarily due to lower pipeline volumes, refinery utilization, and impacts from weather events in the third quarter of 2020, partially offset by contributions from assets acquired in 2019.
For the nine months ended September 30, 2020 compared to the same period last year, crude transportation volumes were lower on our Texas pipeline system and our Bakken pipeline, primarily driven by lower production in these regions and lower refinery utilization due to COVID-19 related demand decreases, partially offset by contributions from assets acquired in 2019. Terminal volumes were higher due to contributions from assets acquired in 2019, partially offset by lower pipeline volumes, refinery utilization, and impacts from weather events in the third quarter of 2020.
Segment Adjusted EBITDA. For the three months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:
•a decrease of $104 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $113 million decrease from our Texas crude pipeline system due to lower utilization and lower average tariff rates realized, an $84 million decrease due to lower volumes on our Bakken Pipeline from lower basin production, and a $7 million decrease in throughput at our crude terminals primarily driven by lower Permian and Bakken pipeline volumes, reduced refinery utilization, and weather events in the third quarter of 2020 impacting operations, partially offset by a $78 million increase related to assets acquired in 2019 and a $31 million increase (excluding a net change of $2 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business primarily due to trading gains realized from contango storage positions, as well as an inventory valuation write-down recognized in the prior period;
•an increase of $2 million in operating expenses primarily due to increased costs related to assets acquired in 2019, partially offset by lower volume-driven pipeline expenses; and
•an increase of $7 million in selling, general and administrative expenses primarily due to a $3 million increase in legal expenses, a $2 million increase in insurance expenses, a $1 million increase in information technology expenses, and a $1 million increase in employee costs; partially offset by
•an increase of $8 million in Adjusted EBITDA related to unconsolidated affiliates due to assets acquired in 2019.

Segment Adjusted EBITDA. For the nine months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:
•a decrease of $511 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $324 million decrease from our Texas crude pipeline system due to lower utilization and lower average tariff rates realized, a $237 million decrease (excluding a net change of $109 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business due primarily to less favorable pricing conditions impacting our Permian to Gulf Coast and Bakken to Gulf Coast trading operations, as well as inventory valuation losses recognized in 2020, partially offset by trading gains realized from storage positions in 2020, a $181 million decrease due to lower volumes on our Bakken Pipeline from lower basin production, and an $18 million decrease in throughput at our crude terminals primarily driven lower Permian and Bakken volumes, lower refinery utilization, and weather events in the third quarter of 2020 impacting Gulf Coast operations, partially offset by a $240 million increase related to assets acquired in 2019 and a $6 million increase due to higher volumes on our Bayou Bridge Pipeline;
•a decrease of $9 million in operating expenses primarily due to lower volume-driven pipeline expenses, partially offset by increased costs related to assets acquired in 2019; and
•an increase of $21 million in selling, general and administrative expenses primarily due to an $8 million increase in legal expenses, a $4 million increase related to assets acquired in 2019, a $4 million increase in insurance expenses, a $3 million increase in allocated overhead costs, and a $1 million increase in information technology expenses; partially offset by
•an increase of $32 million in Adjusted EBITDA related to unconsolidated affiliates due to assets acquired in 2019.
Investment in Sunoco LP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues	$2,805	$4,331	$(1,526)	$8,157	$12,498	$(4,341)
Cost of products sold	2,497	4,039	(1,542)	7,383	11,567	(4,184)
Segment margin	308	292	16	774	931	(157)
Unrealized gains on commodity risk management activities	(6)	(1)	(5)	—	(4)	4
Operating expenses, excluding non-cash compensation expense	(84)	(94)	10	(265)	(281)	16
Selling, general and administrative expenses, excluding non-cash compensation expense	(24)	(36)	12	(76)	(91)	15
Adjusted EBITDA related to unconsolidated affiliates	2	1	1	7	1	6
Inventory valuation adjustments	(11)	26	(37)	126	(71)	197
Other	4	4	—	14	12	2
Segment Adjusted EBITDA	$189	$192	$(3)	$580	$497	$83
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment decreased due to the net impacts of the following:
•a decrease in the gross profit on motor fuel sales of $23 million, primarily due to a 4% increase in gross profit per gallon sold, offset by a 12% decrease in gallons sold; and
•a decrease of $3 million in non-motor fuel sales and lease gross margin as a result of rent concessions during the three months ended September 30, 2020; partially offset by
•a decrease of $22 million in operating expenses and selling, general and administrative expenses, primarily attributable to lower employee costs, professional fees, credit card processing fees and advertising costs; and

•an increase of $1 million in Adjusted EBITDA related to unconsolidated affiliates which was attributable to the JC Nolan joint venture entered into in 2019.
Segment Adjusted EBITDA. For the nine months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $62 million, primarily due to a 27% increase in gross profit per gallon sold and the receipt of a $13 million make-up payment under the fuel supply agreement with 7-Eleven, Inc., partially offset by a 14% decrease in gallons sold;
•a decrease of $31 million in operating expenses and selling, general and administrative expenses, excluding non-cash compensation expense, primarily attributable to lower employee costs, maintenance, advertising, credit card fees and utilities, which was partially offset by a $16 million charge for current expected credit losses on Sunoco LP’s accounts receivable in connection with the financial impact from COVID-19; and
•an increase in unconsolidated affiliate Adjusted EBITDA of $6 million, which was attributable to the JC Nolan joint venture entered into in 2019; partially offset by
•a decrease of $17 million in non motor fuel sales and lease gross profit primarily due to reduced credit card transactions related to the COVID-19 pandemic and rent concessions in 2020.
Investment in USAC

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues	$161	$175	$(14)	$509	$520	$(11)
Cost of products sold	20	23	(3)	62	69	(7)
Segment margin	141	152	(11)	447	451	(4)
Operating expenses, excluding non-cash compensation expense	(29)	(35)	6	(94)	(102)	8
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(13)	2	(41)	(39)	(2)
Other	3	—	3	3	—	3
Segment Adjusted EBITDA	$104	$104	$—	$315	$310	$5
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended September 30, 2020, Segment Adjusted EBITDA related to our investment in USAC segment was consistent with the same period last year primarily due to the offsetting impacts of the following:
•a decrease of $11 million in segment margin primarily driven by a decrease in U.S. crude oil and natural gas activity; offset by
•a decrease of $6 million in operating expenses primarily driven by a decrease in average revenue generating horsepower and reduced headcount; and
•a decrease of $2 million in selling, general and administrative expenses primarily due to a decrease in employee expenses.
Segment Adjusted EBITDA. For the nine months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impacts of the following:
•a decrease of $8 million in operating expenses primarily driven by a decrease in average revenue generating horsepower and reduced headcount; partially offset by
•a decrease of $4 million in segment margin primarily driven by a decrease in revenues due to a reduction of ancillary maintenance work and a decrease in average revenue generating horsepower, offset by a decrease in costs of products sold of $7 million.

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues	$367	$441	$(74)	$1,372	$1,276	$96
Cost of products sold	318	393	(75)	1,110	1,138	(28)
Segment margin	49	48	1	262	138	124
Unrealized (gains) losses on commodity risk management activities	3	1	2	—	(4)	4
Operating expenses, excluding non-cash compensation expense	(35)	(39)	4	(100)	(52)	(48)
Selling, general and administrative expenses, excluding non-cash compensation expense	(21)	(9)	(12)	(72)	(42)	(30)
Adjusted EBITDA related to unconsolidated affiliates	1	—	1	1	1	—
Other and eliminations	27	36	(9)	(21)	42	(63)
Segment Adjusted EBITDA	$24	$37	$(13)	$70	$83	$(13)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations;
•our investment in coal handling facilities; and
•our Canadian operations, which were acquired in the SemGroup acquisition in December 2019 and include natural gas gathering and processing assets.
Segment Adjusted EBITDA. For the three months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impacts of the following:
•a decrease of $10 million due to lower compression market demand from our compression equipment business;
•a decrease of $6 million due to power trading activities;
•a decrease of $11 million due to lower demand and operator production, as well as a contract expiration at our natural resources business; and
•an increase of $10 million in merger and acquisition expense; partially offset by
•an increase of $26 million from the acquisition of SemCAMS.
Segment Adjusted EBITDA. For the nine months ended September 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impacts of the following:
•a decrease of $15 million from power trading activities;
•a decrease of $6 million due to increased power costs and increased expenses at our compression services business;
•a decrease of $31 million due to lower compression market demand from our compression equipment business;
•a decrease of $30 million due to higher merger and acquisition expense;
•a decrease of $19 million due to lower demand and operator production, as well as a contract expiration at our natural resources business; and
•a decrease of $6 million due to the elimination of Sunoco LP’s interest in our JC Nolan joint venture; partially offset by
•an increase of $77 million from the acquisition of SemCAMS;
•an increase of $16 million from settlement payments received from our ownership of PES; and
•an increase of $4 million from management fee income.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our ability to satisfy obligations and pay distributions to unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
We currently expect capital expenditures in 2020 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$5	$15	$40	$45
Interstate transportation and storage (1)	50	75	115	120
Midstream	405	430	115	120
NGL and refined products transportation and services	2,425	2,525	95	105
Crude oil transportation and services (1)	225	250	105	115
All other (including eliminations)	75	100	50	55
Total capital expenditures	$3,185	$3,395	$520	$560
(1)Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
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
USAC currently plans to spend approximately $25 million on maintenance capital expenditures and currently has budgeted between $90 million and $100 million in expansion capital expenditures for the full year 2020.
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
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Cash provided by operating activities during 2020 was $5.75 billion compared to $6.06 billion for 2019, and net loss was $557 million for 2020 and net income was $3.75 billion for 2019. The difference between net loss and net cash provided by operating activities for the nine months ended September 30, 2020 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $103 million and other non-cash items totaling $6.04 billion.
The non-cash activity in 2020 and 2019 consisted primarily of depreciation, depletion and amortization of $2.71 billion and $2.33 billion, respectively, non-cash compensation expense of $92 million and $85 million, respectively, inventory valuation adjustments of $126 million and $71 million, respectively, and deferred incomes taxes of $161 million and $193 million, respectively. Non-cash activity also included losses on extinguishments of debt in 2020 and 2019 of $59 million and $2 million, respectively, impairment losses of $2.80 billion and $62 million in 2020 and 2019, respectively, and impairment of investment in an unconsolidated affiliate of $129 million in 2020.
Unconsolidated affiliate activity in 2020 and 2019 consisted of equity in earnings of $46 million and $224 million, respectively, and cash distributions received of $176 million and $254 million, respectively.
Cash paid for interest, net of interest capitalized, was $1.46 billion and $1.44 billion for the nine months ended September 30, 2020 and 2019, respectively. Interest capitalized was $163 million and $145 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Cash used in investing activities during 2020 was $3.86 billion compared to $4.42 billion in 2019. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2020 were $3.97 billion compared to $4.12 billion for 2019. Additional detail related to our capital expenditures is provided in the table below. During 2019, we received $93 million of cash proceeds from the sale of a noncontrolling interest in a subsidiary and paid $7 million in cash for all other acquisitions.
The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline projects and net of contributions in aid of construction costs) on an accrual basis for the nine months ended September 30, 2020:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$—	$42	$42
Interstate transportation and storage	36	66	102
Midstream	322	82	404
NGL and refined products transportation and services	1,923	64	1,987
Crude oil transportation and services	164	56	220
Investment in Sunoco LP	65	15	80
Investment in USAC	85	18	103
All other (including eliminations)	81	25	106
Total capital expenditures	$2,676	$368	$3,044

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Cash used in financing activities during 2020 was $1.90 billion compared to $1.85 billion for 2019. During 2020, we received net proceeds of $1.58 billion from the issuance of preferred units. During 2020, we had a net increase in our debt level of $1.32 billion compared to a net increase of $3.12 billion for 2019. In 2020 and 2019, we paid debt issuance costs of $53 million and $114 million, respectively.
In 2020 and 2019, we paid distributions of $3.88 billion and $4.80 billion, respectively, to our partners. In 2020 and 2019, we paid distributions of $1.03 billion and $1.11 billion, respectively, to noncontrolling interests. In addition, we received capital contributions of $173 million in cash from noncontrolling interests in 2020 compared to $278 million in cash from noncontrolling interests in 2019.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2020	December 31, 2019
ETO Senior Notes	$37,783	$36,118
Transwestern Senior Notes	400	575
Panhandle Senior Notes	235	235
Bakken Senior Notes	2,500	2,500
Sunoco LP Senior Notes and lease-related obligations	2,905	2,935
USAC Senior Notes	1,475	1,475
Credit facilities and commercial paper:
ETO $2.00 billion Term Loan facility due October 2022	2,000	2,000
ETO $5.00 billion Revolving Credit Facility due December 2023 (1)	3,231	4,214
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	87	162
USAC $1.60 billion Revolving Credit Facility due April 2023	497	403
HFOTCO Tax Exempt Notes due 2050	225	225
SemCAMS Revolver due February 2024	74	92
SemCAMS Revolver Term Loan A due February 2024	253	269
Other long-term debt	3	2
Net unamortized premiums, discounts, and fair value adjustments	(12)	4
Deferred debt issuance costs	(283)	(279)
Total debt	51,373	50,930
Less: current maturities of long-term debt	21	26
Long-term debt, less current maturities	$51,352	$50,904
(1)Includes $1.63 billion and $1.64 billion of commercial paper outstanding at September 30, 2020 and December 31, 2019, respectively.
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
As of September 30, 2020, the ETO Term Loan had $2 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of September 30, 2020 was 1.15%.
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of September 30, 2020, the ETO Five-Year Credit Facility had $3.23 billion of outstanding borrowings, $1.63 billion of which was commercial paper. The amount available for future borrowings was $1.65 billion, after taking into account letters of credit of $117 million. The weighted average interest rate on the total amount outstanding as of September 30, 2020 was 1.16%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 27, 2020. As of September 30, 2020, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion senior secured revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of September 30, 2020, the Sunoco LP Credit Facility had $87 million of outstanding borrowings and $8 million in standby letters of credit. As of September 30, 2020, Sunoco LP had $1.41 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of September 30, 2020 was 2.15%.
USAC Credit Facility
USAC maintains a $1.60 billion senior secured revolving credit facility (the “USAC Credit Facility”), with a further potential increase of $400 million, which matures in April 2023. As of September 30, 2020, the USAC Credit Facility had $497 million of outstanding borrowings and no outstanding letters of credit. As of September 30, 2020, USAC had $1.10 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $412 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of September 30, 2020 was 3.03%.
SemCAMS Credit Facilities
SemCAMS is party to a credit agreement providing for a C$350 million (US$262 million at the September 30, 2020 exchange rate) senior secured term loan facility, a C$525 million (US$394 million at the September 30, 2020 exchange rate) senior secured revolving credit facility, and a C$300 million (US$225 million at the September 30, 2020 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. SemCAMS may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$187 million at the September 30, 2020 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders. As of September 30, 2020, the SemCAMS senior secured term loan facility and senior secured revolving credit facility had $253 million and $74 million, respectively, of outstanding borrowings. As of September 30, 2020, the KAPS Facility had no outstanding borrowings.

Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of September 30, 2020.
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
In addition, because none of ETO’s or Sunoco Logistics Operations’ other subsidiaries guarantee the senior notes, the senior notes are structurally subordinated to the claims of all creditors, including unsecured indebtedness, trade creditors and tort claimants, of those subsidiaries. In the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of any of our subsidiaries (except for Sunoco Logistics Operations), creditors of such subsidiaries would generally have the right to be paid in full before any distribution is made to us or the holders of the senior notes. As of September 30, 2020, our subsidiaries (other than Sunoco Logistics Operations) had an aggregate of $8.67 billion of indebtedness outstanding.
CASH DISTRIBUTIONS
Distributions on ETO’s preferred units declared and/or paid subsequent to December 31, 2019 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (2)	Series G (2)
December 31, 2019	February 3, 2020	February 18, 2020	$31.25	$33.125	$0.4609	$0.4766	$0.4750	$—	$—
March 31, 2020	May 1, 2020	May 15, 2020	—	—	0.4609	0.4766	0.4750	21.19	22.36
June 30, 2020	August 3, 2020	August 17, 2020	31.25	33.125	0.4609	0.4766	0.4750	—	—
September 30, 2020	November 2, 2020	November 16, 2020	—	—	0.4609	0.4766	0.4750	33.75	35.625
(1)Series A Preferred Unit and Series B Preferred Unit distributions are paid on a semi-annual basis.
(2)Series F Preferred Unit and Series G Preferred Unit distributions related to the period ended March 31, 2020 represent a prorated initial distribution. Distributions are paid on a semi-annual basis.
Sunoco LP Cash Distributions
Distributions declared and/or paid by Sunoco LP to its common unitholders subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.8255
March 31, 2020	May 7, 2020	May 19, 2020	0.8255
June 30, 2020	August 7, 2020	August 19, 2020	0.8255
September 30, 2020	November 6, 2020	November 19, 2020	0.8255

USAC Cash Distributions
Distributions declared and/or paid by USAC to its common unitholders subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	January 27, 2020	February 7, 2020	$0.5250
March 31, 2020	April 27, 2020	May 8, 2020	0.5250
June 30, 2020	July 31, 2020	August 10, 2020	0.5250
September 30, 2020	October 26, 2020	November 6, 2020	0.5250
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
FORWARD-LOOKING STATEMENTS
This quarterly report contains various forward-looking statements and information that are based on our beliefs and those of our General Partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this annual report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our General Partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our General Partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:
•changes in the long-term supply of and demand for natural gas, NGLs, refined products and/or crude oil, including as a result of uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread of the COVID-19 virus to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of reducing demand for natural gas, NGLs, refined products and crude oil;
•the severity and duration of world health events, including the recent COVID-19 pandemic, related economic repercussions, actions taken by governmental authorities and other third parties in response to the pandemic and the resulting severe disruption in the oil and gas industry and negative impact on demand for natural gas, NGLs, refined products and crude oil, which may negatively impact our business;
•changes in general economic conditions and changes in economic conditions of the crude oil and natural gas industries specifically, including the current significant surplus in the supply of oil and actions by foreign oil-producing nations with respect to oil production levels and announcements of potential changes in such levels, including the ability of those countries to agree on and comply with supply limitations;
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for natural gas, NGLs, refined products and crude oil and therefore the demand for midstream services we provide and the commercial opportunities available to us;

•the deterioration of the financial condition of our customers and the potential renegotiation or termination of customer contracts as a result of such deterioration;
•operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
•actions taken by federal, state or local governments to require producers of natural gas, NGL, refined products and crude oil to proration or cut their production levels as a way to address any excess market supply situations;
•the ability of our subsidiaries to make cash distributions to us, which is dependent on their results of operations, cash flows and financial condition;
•the actual amount of cash distributions by our subsidiaries to us;
•the volumes transported on our subsidiaries’ pipelines and gathering systems;
•the level of throughput in our subsidiaries’ processing and treating facilities;
•the fees our subsidiaries charge and the margins they realize for their gathering, treating, processing, storage and transportation services;
•the prices and market demand for, and the relationship between, natural gas and NGLs;
•energy prices generally;
•the prices of natural gas and NGLs compared to the price of alternative and competing fuels;
•the general level of petroleum product demand and the availability and price of NGL supplies;
•the level of domestic natural gas, NGL, refined products and crude oil production;
•the availability of imported natural gas, NGLs, refined products and crude oil;
•actions taken by foreign oil and gas producing nations;
•the political and economic stability of petroleum producing nations;
•the effect of weather conditions on demand for natural gas, NGLs, refined products and crude oil;
•availability of local, intrastate and interstate transportation systems;
•the continued ability to find and contract for new sources of natural gas supply;
•availability and marketing of competitive fuels;
•the impact of energy conservation efforts;
•energy efficiencies and technological trends;
•governmental regulation and taxation;
•changes to, and the application of, regulation of tariff rates and operational requirements related to our subsidiaries’ interstate and intrastate pipelines;
•hazards or operating risks incidental to the gathering, treating, processing and transporting of natural gas and NGLs;
•competition from other midstream companies and interstate pipeline companies;
•loss of key personnel;
•loss of key natural gas producers or the providers of fractionation services;
•reductions in the capacity or allocations of third-party pipelines that connect with our subsidiaries pipelines and facilities;
•the effectiveness of risk-management policies and procedures and the ability of our subsidiaries liquids marketing counterparties to satisfy their financial commitments;
•the nonpayment or nonperformance by our subsidiaries’ customers;
•regulatory, environmental, political and legal uncertainties that may affect the timing and cost of our subsidiaries' internal growth projects, such as our subsidiaries' construction of additional pipeline systems or our subsidiaries’ continuing operations;

•risks associated with the construction of new pipelines and treating and processing facilities or additions to our subsidiaries' existing pipelines and facilities, including difficulties in obtaining permits and rights-of-way or other regulatory approvals and the performance by third-party contractors;
•the availability and cost of capital and our subsidiaries' ability to access certain capital sources;
•a deterioration of the credit and capital markets;
•risks associated with the assets and operations of entities in which our subsidiaries own less than a controlling interests, including risks related to management actions at such entities that our subsidiaries may not be able to control or exert influence;
•the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate acquired businesses;
•changes in laws and regulations to which we are subject, including tax, environmental, transportation and employment regulations or new interpretations by regulatory agencies concerning such laws and regulations; and
•the costs and effects of legal and administrative proceedings.
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
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, for the quarter ended June 30, 2020 and in this Quarterly Reports on Form 10-Q. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
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

	September 30, 2020			December 31, 2019
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	(91,365)	$5	$—	(35,208)	$2	$5
Fixed Swaps/Futures	4,965	1	1	1,483	—	—
Power (Megawatt):
Forwards	1,714,800	5	—	3,213,450	6	8
Futures	(35,313)	—	—	(353,527)	1	2
Options – Puts	(15)	—	—	51,615	1	—
Options – Calls	(6,323,560)	1	1	(2,704,330)	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(20,800)	(2)	—	(18,923)	(35)	15
Swing Swaps IFERC	(7,480)	(2)	—	(9,265)	—	4
Fixed Swaps/Futures	(43,708)	(2)	13	(3,085)	(1)	1
Forward Physical Contracts	(15,281)	6	4	(13,364)	3	3
NGLs (MBbls) – Forwards/Swaps	(14,743)	(50)	49	(1,300)	(18)	18
Refined Products (MBbls) – Futures	(3,391)	1	8	(2,473)	(2)	16
Crude (MBbls) – Forwards/Swaps	1,929	2	8	4,465	13	2
Corn (thousand bushels)	—	—	—	(1,210)	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(38,490)	1	—	(31,780)	1	7
Fixed Swaps/Futures	(38,490)	(23)	11	(31,780)	23	7
(1)Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of September 30, 2020, we had $6.97 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $70 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2020	December 31, 2019
July 2020(2)(3)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	$—	$400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400
(1)Floating rates are based on 3-month LIBOR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
(3)The July 2020 interest rate swaps were terminated in January 2020.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $297 million as of September 30, 2020. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2020, certain of the Partnership’s subsidiaries implemented an enterprise resource planning (“ERP”) system, in order to update existing technology and to integrate, simplify and standardize processes among the Partnership and its subsidiaries. Accordingly, we have made changes to our internal controls to address systems and/or processes impacted by the ERP implementation. Neither the ERP implementation nor the related control changes were undertaken in response to any deficiencies in the Partnership’s internal control over financial reporting.
Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 21, 2020 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Operating, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
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
ITEM 1A. RISK FACTORS
The following risk factor should be read in conjunction with our risk factors described in “Part I - Item 1A. Risk Factors” in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020 and from the risk factors described in “Part II - Item 1A. Risk Factors” in the Partnership's Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020.
Legal or regulatory actions related to the Dakota Access Pipeline could cause an interruption to current or future operations, which could have an adverse effect on our business and results of operations.
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia (“District Court”) challenging permits issued by the United States Army Corps of Engineers (“USACE”) permitting Dakota Access, LLC (“Dakota Access”) to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE allowing the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March 25, 2020, the court remanded the case back to the USACE for preparation of an Environment Impact Statement. On July 6, 2020, the court vacated the easement and ordered Dakota Access to be shut down and emptied of oil by August 5, 2020. Dakota Access and USACE appealed to the United States Court of Appeals for the District of Columbia (“Court of Appeals”) which granted an administrative stay of the District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the Court of Appeals granted a stay of the portion of the District Court order that required Dakota Access to shut the pipeline down and empty it of oil. The Court of Appeals also denied a motion to stay the March 25 order pending a decision on the merits by the Court of Appeals as to whether USACE will be required to prepare an Environmental Impact Statement. In addition, the Court of Appeals denied a motion to stay the District Court’s order to vacate the easement during this appeal process. The August 5 order also states that the Court of Appeals expects USACE to clarify its position with respect to whether USACE intends to allow the continued operation of the pipeline notwithstanding the vacator of the easement and that the District Court may consider additional relief if necessary.
On August 10, 2020, the District Court ordered USACE to submit a status report by August 31, 2020 clarifying its position with regard to its decision making process with respect to the continued operation of the pipeline. On August 31, 2020, USACE submitted a status report that indicated that it considers the presence of the pipeline at the Lake Oahe crossing without an easement to constitute an encroachment on federal land, and that it was still considering whether to exercise its enforcement discretion regarding this encroachment. Following the filing of this status report, the District Court ordered briefing on whether to enjoin the operation of the pipeline, with briefing scheduled to conclude by December 18, 2020.
Briefing on the merits of the appeal to the Court of Appeals has been completed, and oral argument has been scheduled by the Court of Appeals to occur on November 4, 2020. As a result of the ruling by the Court of Appeals related to the motions to stay and the District Court’s briefing schedule related to the injunction issue, it is expected that the pipeline will continue to operate during the pendency of the appeals process with the Court of Appeals.
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) our Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019; (iv) our Consolidated Statements of Partners’ Capital for the three and nine months ended September 30, 2020 and 2019; (v) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER OPERATING, L.P.

		By:	Energy Transfer Partners GP, L.P.,
its general partner

		By:	Energy Transfer Partners, L.L.C.,
its general partner

Date:	November 5, 2020	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)